Form 10-K
period 1993-12-31
VALLEY NATIONAL BANCORP
filed 1994-03-30
CIK 714310

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549




                                         FORM 10-K




[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1993

[ ]          Transition Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934
                   For the transition period from __________ to __________

                   Commission File Number 0-11179



                                  VALLEY NATIONAL BANCORP

                  (Exact name of registrant as specified in its charter)

              New Jersey                            22-2477875
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

  1445 Valley Road, Wayne, New Jersey 07470
(Address of principal executive offices)

Registrant's telephone number including area code   (201) 305-8800

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
          Title of class                               on which registered

               None                                           None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [ X ]               No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (based upon the closing price of these shares as quoted by NYSE) held by non-affiliates of the registrant was approximately $649,811,000 on February 18, 1994.

There were 24,427,274 shares of Common Stock outstanding at February 18, 1994.



                                        VALLEY NATIONAL BANCORP
                            DOCUMENTS INCORPORATED BY REFERENCE

PARTS I AND II:   Certain portions of the Annual Report to Shareholders for
                  the year ended December 31, 1993 as referenced on the pages listed below.

PART III: Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held March 22, 1994 as referenced on the pages listed below.

PART IV: Certain exhibits from the registrant's FORM 10-K Annual Report for the fiscal periods ended December 31, 1990, December 31, 1991 and December 31, 1992.


                                                                  Page(s) in
   Form 10-K                 Heading(s) in Annual Report to        Annual
    Item No. Shareholders for Year Ended December 31, 1993         Report*
1.  Business    Analysis of Average Assets, Liabilities, and
                Shareholders' Equity and Net Interest Earnings
                on a Tax Equivalent Basis...........................22
                Change in Interest Income and Expense on a Tax
                Equivalent Basis....................................23
                Maturity Distribution of Investment Securities......24
                Selected Consolidated Financial Data - Financial
                Ratios..............................................45

2.  Properties  Commitments and Contingencies.......................40-41

5.  Market for the      Dividends...................................41
    Registrant's          Selected Consolidated Financial Data......45
    Common Equity        Price Range of Common Stock................45
    and Related
    Stockholder
    Matters

6.  Selected            Selected Consolidated Financial Data........45
    Financial Data

7.  Management's          Management's Discussion and Analysis of Financial
    Discussion and        Condition and Results of Operations.......17-25
    Analysis of
    Financial
    Condition and
    Results of
    Operations

8.  Financial           Consolidated Statements of Financial Condition...26
    Statements and      Consolidated Statements of Income................27
    Supplementary        Consolidated Statements of Changes in Shareholders'
    Data                                Equity...........................28
                         Consolidated Statements of Cash Flows...........29
                         Notes to Consolidated Financial Statements.....30-43
                         Independent Auditors' Report....................44


*Page numbers refer to pages in non-edgar version of Annual Report and Proxy Statement.










                       Heading(s) in Proxy Statement for Annual     Pages(s)in
Form 10-K           Meeting of Shareholders to be held               Proxy
    Item No.               March 22, 1994                         Statement*

10.  Directors and      Election of Directors.....................      2-4
     Executive
     Officers of the
     Registrant

11.  Executive              Executive Compensation...................  6-11
     Compensation       Compensation Committee Report...........      11-13

12.  Security               Stock Ownership of Management and Principal
     Ownership of          Shareholders...........................     4-6
     Certain
     Beneficial
     Owners and
     Management

13.  Certain                  Certain Transactions with Management.......14
     Relationships
     and Related
     Transactions


*Page numbers refer to pages in non-edgar version of Annual Report and Proxy
 Statement.








































                                     TABLE OF CONTENTS



           Item                                                        Page

PART I.     1.    Business
         a) General Description of Business........................    5 - 7
         b) Statistical Information and Analysis...................    8 - 12

          2.Properties.............................................      12

          3.Legal Proceeding.......................................      12

          4.Submission of Matters to a Vote of Security Holders....      12


PART II.    5.    Market for the Registrant's Common Equity and Related
               Shareholder Matters.......................................13

       6.Selected Financial Data.....................................    13

        7.Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................13

       8.Financial Statements and Supplementary Data.................    13

       9.Changes in or Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      13


PART III.   10.   Directors and Executive Officers of the Registrant. 13 - 14

                  11.Executive Compensation............................   14

                  12.Security Ownership of Certain Beneficial Owners and
                Managers..................................................14

         13.Certain Relationships and Related Transactions..............   14


PART IV.    14.   Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K..................................................    14 - 16


SIGNATURES........................................................    17 - 18



*Page numbers correspond to non-edgar version of Form 10-K.















                                                PART I
Item 1.    BUSINESS

a)  GENERAL DESCRIPTION OF BUSINESS

VALLEY NATIONAL BANCORP

Valley National Bancorp (Valley) is a bank holding company organized on May 2, 1983, under the laws of the State of New Jersey and registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Its principal business activities are restricted to those permissible by Bank Holding Companies under the Bank
Act of 1956, as amended, and include the management and control of Valley National Bank (VNB).

As of December 31, 1993, Valley's subsidiaries operated 59 full service banking branches located throughout northern New Jersey.

RECENT DEVELOPMENTS

On June 18, 1993, Valley issued approximately 421,000 shares of its common stock at a cost of $10,962,000 in exchange for approximately 661,000 shares of common stock of PeoplesBancorp ("Peoples") of Fairfield, New Jersey, a New Jersey Corporation and a registered bank holding company of Peoples Bank, National Association, a banking association. The merger was accounted for under the purchase method of accounting.

The acquisition of Peoples resulted in the following statement of condition increases as of the acquisition date:

Investment securities.............................................$ 47,472,000
Loans, net of unearned income.....................................$138,459,000
Total deposits....................................................$204,825,000

SUBSIDIARIES

VNB, a wholly-owned subsidiary of Valley, is a national association established in 1927 under the laws of the United States. VNB provides a full range of commercial and retail bank services, including the acceptance of demand, savings and time deposits; extension of consumer, real estate, S.B.A. and other commercial credits; and offers full personal and corporate trust services, as well as pension and other fiduciary services. VNB operates 59 full service branch offices in five (5) New Jersey
 Counties.

Valley Investment Corporation, a wholly-owned subsidiary of VNB, was organized on December 27, 1984, under the laws of the State of Delaware. Its business activities include holding, maintaining, and managing tangible investment assets. These assets include a tax-exempt money market fund, state and municipal bonds, U.S. Treasury Notes, U.S. Agency Bonds,mortgage-backed securities and mortgages secured by real estate situated outside of the State of Delaware.

VNB Mortgage Services, Inc., a wholly-owned subsidiary of VNB, was organized on March 28,1989, under the laws of the State of New Jersey. Its primary business activities include servicing residential mortgage loan portfolios for VNB and various investors.

BNV Realty Incorporated, a wholly-owned subsidiary of VNB, was organized on August 16, 1991, under the laws of the state of New Jersey. Its primary business activities are limited to holding and disposing of real estate VNB may acquire as other real estate owned.

VN Investment Inc., a wholly-owned subsidiary of VNB, was organized on October 28, 1993,under the laws of the State of New Jersey. Its business activities include holding,maintaining, and managing tangible investment assets. These assets include U.S. Agency Bonds and mortgage-backed securities.






Mayflower Financial Corporation ("Mayflower") is a savings and loan holding company for Mayflower Savings Bank, S.L.A., (MSB) a New Jersey-chartered stock savings bank, which operated two (2) full-service offices located in Livingston, New Jersey. Mayflower was incorporated in April 1988, under the laws of the State of Delaware, as a stock corporation,at the direction of the Board of Directors of MSB for the purpose of becoming company which would own all of the outstanding capital stock of MSB upon its conversion from the mutual-to-stock form of organization.

MSB was organized in 1921 as a New Jersey chartered mutual savings and loan association. MSB converted to the stock form of organization and sold all of its outstanding capital stock to Mayflower in August 1988. Valley acquired Mayflower and MSB as of December 31, 1990. As of the close of business, January 31, 1993, Mayflower Financial Corporation
 ("Mayflower") and its wholly-owned savings and loan subsidiary, Mayflower Savings Bank ("MSB") were merged into Valley and VNB, respectively.

COMPETITION

Vigorous competition for loans and deposit accounts exists in all the major areas where Valley, or any of its subsidiary companies are presently engaged in business. Competition for banking services is based on price, product type, service quality and convenience of location. VNB and its subsidiaries compete with other commercial banks, other financial institutions such as savings banks, savings and loan associations, mortgage companies, leasing companies, finance companies and a variety of financial service and advisory companies.

EMPLOYEES

At year-end 1993, VNB and its subsidiaries employed 1,081 full-time equivalent persons.Management considers relations with employees to be satisfactory.

SUPERVISION AND REGULATION

Valley and VNB are subject to regulation and supervision by federal bank regulatory agencies. Valley is regulated and examined by the Federal Reserve Board and VNB is regulated and examined by the Comptroller of the Currency. There are a variety of statutory and regulatory restrictions governing the relations among Valley and VNB.

The payment of dividends by VNB to Valley is restricted under the National Bank
 Act. The approval of the Comptroller of the Currency is required if the dividends for the year exceed the net profits, as defined in the Act, of that year plus the retained net profits for the preceding two years. In addition, a national bank's capital surplus must be equal to or exceed the stated capital for its common stock, or else the bank must make certain transfers from retained earnings to capital surplus.

The Banking Affiliates Act of 1982 severely restricts loans and extensions of credit by VNB to Valley and its affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral.

Furthermore, the aggregate of all loans from VNB to Valley and its affiliates in the aggregate may not exceed 20% of VNB's capital stock and surplus and, singly to Valley or any affiliate, may not exceed 10% of VNB's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts
VNB in the purchase of securities issued by, the acceptance as loan collateral of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, Valley or any of its affiliates.

Under the Bank Holding Company Act, Valley may not acquire directly or indirectly more than
5% of the voting shares of, or substantially all of the assets of, any bank without the prior approval of the Federal Reserve Board. Valley cannot acquire any bank located outside New
Jersey unless the law of such other state specifically permits the acquisition.





As of January 1, 1988, New Jersey law permits New Jersey banking organizations to acquire or be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit New Jersey banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking acquisitions solely within the state).

Generally, the Bank Holding Company Act limits the business of a bank holding company and its
affiliates to banking, managing or controlling banks, and furnishing or performing services for banks controlled by the holding company. The major exception to this rule is that a bank holding company directly or through a subsidiary may engage in non-banking activities which the Federal Reserve Board has determined to be so closely related to banking or managing or
controlling banks so as to be a proper incident thereto.  The Federal Reserve under its
Regulation "Y" has restricted such activities to things such as lease financing, mortgage
banking, investment advice, certain data processing services and discount brokerage services and ownership of a savings and loan association.

The Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC")
 and the FDIC
have issued risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to
differences in risk profiles among banking companies.  Below is a list of such requirements
and shows Valley and VNB's ratios as of December 31, 1993.
                   Valley regulatory     VNB regulatory
                      capital              capital             Regulatory
($ in thousands)   Amount   Percent(1) Amount  Percent(1)   capital percent(2)
Risk based capital:
  Tier-one capital $258,622    13.93%   $231,709   12.57%            6.00%
  Tier-one & Tier
      two capital  $281,918    15.18%   $254,904   13.83%           10.00%
Tier-one leverage  $260,269     7.62%   $232,328    6.86%         3.00-5.00%

(1) Ratio of qualifying capital to consolidated total risk-adjusted assets.
(2) For qualification as a well-capitalized institution.

On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement
 Act of 1989
("FIRREA") was enacted.  FIRREA established new capital standards and enhanced regulatory
oversight of the thrift industry. Under FIRREA, banks are now permitted to acquire all thrifts and may convert such acquired thrifts into commercial bank branches. In such a conversion the thrift may have to pay insurance fund exit and entrance fees to the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was
 enacted in
December 1991.  FDICIA identifies the following capital standard categories for financial
institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more
restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a company controlling a failing institution must guarantee such institutions's compliance with its plan.
FDICIA also
required the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The FDIC has adopted many of these regulations.

The deposits of VNB are insured up to applicable limits by the FDIC. Accordingly, VNB is subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") of the FDIC. Pursuant to FDICIA, the FDIC established a risk-based insurance assessment system.
This approach is designed to ensure that a banking institution's insurance assessment is based on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund.

Under the risk-based assessment system, each BIF member institution is assigned to one of
nine assessment risk classifications based on its capital ratios and supervisory evaluations.
The lowest risk institutions presently pay deposit insurance at a rate of .23% of domestic deposits while the highest risk institutions are assessed at the rate of .31% of domestic
deposits. Each institution's classification under the system is reexamined semiannually.
In addition, the FDIC is authorized to increase or decrease such rates on a semiannual basis.
The Bank presently pays a premium of .23%.
b)  STATISTICAL INFORMATION AND ANALYSIS

    The following information is being presented pursuant to requirements of SEC Guide 3,
    "Statistical Disclosure by Bank Holding Companies".

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST
    DIFFERENTIAL

    A. AVERAGE BALANCE SHEETS - are incorporated by reference under the caption "Analysis of Average Assets, Liabilities and Shareholders' Equity and Net Interest Earnings on
        a Tax Equivalent Basis" on page 22 of the 1993 Annual Report to Shareholders.

    B. NET INTEREST EARNINGS AND INTEREST RATE ANALYSIS - are incorporated by reference under the caption "Analysis of Average Assets, Liabilities and Shareholders' Equity
        and Net Interest Earnings on a Tax Equivalent Basis" on page 22 of the 1993 Annual
        Report to Shareholders.

    C. ANALYSIS OF NET INTEREST EARNINGS, VOLUME AND RATE VARIANCE - are incorporated by reference under the caption "Change in Interest Income and Expense on a Tax
        Equivalent Basis"  on page 23 of the 1993 Annual Report to
 Shareholders.

II.    INVESTMENT PORTFOLIO

    A. BOOK VALUE - The following tables set forth the book value of Valley's different types of investment securities over the last three years:

    INVESTMENT SECURITIES HELD TO MATURITY        December 31
    ($ in thousands)                             1993      1992       1991

    Government agencies and corporations... $ 75,106 $ 118,778 $ 353,645 Obligations of state and political
      subdivisions.........................    283,805     222,396    184,856
    Mortgage-backed securities.............    579,839     744,625    667,364
    Other securities.......................      1,243       1,954     10,223




    INVESTMENT SECURITIES AVAILABLE FOR SALE                  December 31

    ($ in thousands)

                                              1993      1992      1991
U.S. Treasury securities and other
 government agencies and corporations....$  184,019 $  305,118 $       --

Mortgage-backed securities...............   256,417     24,783         --

Equity securities......................       1,046        871         --


B. MATURITIES AND AVERAGE WEIGHTED YIELDS - are incorporated by reference under the caption "Maturity Distribution of Investment Securities" on page 24 of the 1993
    Annual Report to Shareholders.

    C. SECURITIES OF A SINGLE ISSUER EXCEEDING TEN PERCENT OF SHAREHOLDERS' EQUITY - As of
        December 31, 1993, there were no securities, in the name of any one issuer, exceeding
        10% of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies.






III.        LOAN PORTFOLIO

    A. TYPES OF LOANS - The following table sets forth Valley's different types of loans over the past five years:

($ in thousands)            1993       1992       1991       1990       1989

Commercial, financial and
agricultural.............. $209,657 $ 218,789 $  251,781 $  320,778 $  314,323
Real estate - construction.. 63,096    58,077     76,327     90,333    101,299
Real estate - commercial....387,503   306,167    290,038    262,848    262,970
Real estate - residential...597,423   508,308    373,884    368,676    269,620
Loans to individuals........528,616   428,828    389,293    410,443    404,684
                          1,786,295 1,520,169  1,381,323  1,453,078  1,352,896
Loans held for sale......... 16,905         --         --         --         --
Less:  Unearned income...... (1,200)    (226)      (987)    (1,339)      (812)
Loans, net of unearned
  income..............  1,802,000  1,519,943  1,380,336  1,451,739  1,352,084
Less:  Allowance for
 possible loan losses.    (35,205)   (28,772)   (21,937)   (15,921)    (8,925)
                    $1,766,795 $1,491,171 $1,358,399 $1,435,818 $1,343,159

Efforts are made to maintain a diversified portfolio as to type of borrower and loan to
    guard against a downward turn in any one economic sector.


B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES - The following table sets forth Valley's commercial loans and real estate construction loans as of
        December 31, 1993:
                                    1 Yr.       Over 1       Over
($ in thousands)                  or less    to 5 Yrs.     5 Yrs.       Total
Commercial, financial &
agricultural-fixed rate....... $   3,911   $  27,545   $  13,438   $   44,894
Commercial, financial &
agricultural-adjustable rate..    64,054      32,422      68,287      164,763
Real estate construction -
fixed rate....................        --         194          --          194
Real estate construction -
adjustable rate...............    35 884      21,665       5,353       62,902



The majority of payments due after 1 year represent loans with floating interest rates.

Prior to maturity of each loan, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral.  A rollover of the loan at maturity may
require         a principal paydown.

    C.  RISK ELEMENTS

1.NON ACCRUAL, PAST DUE AND RESTRUCTURED LOANS - The following table sets forth Valley's problem loans for each of the past five years:

($ in thousands)                 1993      1992      1991      1990      1989
Loans on non-accrual basis...$ 18,535  $ 21,371  $ 25,837  $ 19,713  $  2,414
Loans past due in excess of
90 days and still accruing.     8,498    11,096    10,506     7,640     6,205
                             $ 27,033  $ 32,467  $ 36,343  $ 27,353  $  8,619

The amount of interest income that would have been recorded on non-accrual
loans in        1993 had payments remained in accordance with the original
contractual terms        approximated $2,158,000, while the actual amount of
 interest income recorded on these
        types of assets in 1993 totalled $439,000, resulting in lost interest income of $1,719,000.

Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions may be made if
the loan is sufficiently collaterized and in the process of collection. Additionally, loans may be transferred to non-accrual before they are past due more than 90 days if, in management's judgment, the ultimate collectiblity of the interest is doubtful. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection and all past due amounts have been collected. Generally, all accrued but unpaid interest at the date a loan is placed on a non-accrual status is reversed against current earnings unless the aggregate amount of the principal outstanding and accrued interest on the
loan is sufficiently        supported by the value of the underlying
collateral. Subsequent payments received on non-accrual loans are applied as a reduction of principal amounts outstanding.

2. POTENTIAL PROBLEM LOANS - Although substantially all risk elements at December 31, 1993 have been disclosed in the categories presented above, Management believes that the current economic conditions may affect the ability of certain borrowers to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $46.8 million in potential problem loans at December 31, 1993 which have not been classified as non-accrual, past due or restructured. Potential problem loans are defined as performing loans for which management believes that the borrower's ability to repay the loan may be impaired. Of this total $5.3 million of loans were acquired in the Peoples merger. $38.0 million of these loans are considered to be adequately collaterized and supported by personal guarantees. Approximately $3.1 million has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1992, Valley had identified approximately $30.7 million of problems loans.

        3.  FOREIGN OUTSTANDINGS - None.

4. LOAN CONCENTRATIONS - There were no loan concentrations at December 31, 1993 other than those disclosed in section III A. above. Valley's lending activities are primarily concentrated within the northern section of New Jersey. For additional information, see Loan Portfolio on page 25 of the 1993 Annual Report to Shareholders.

    D.  OTHER INTEREST BEARING ASSETS - None.

IV.SUMMARY OF LOAN LOSS EXPERIENCE - The following table sets forth the relationship amongloans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

($ in thousands)                                 Years Ended December 31,
                                   1993        1992        1991        1990
    1989

Average loans outstanding,..... $1,665,545  $1,441,320  $1,405,446  $1,347,475
 $1,256,571
Beginning balance - Allowance
  for loan losses.............. $   28,772  $   21,937  $   15,921  $    8,925
$    8,339
Balance from acquisition.......      4,466          --          --         355
         --
Loans charged-off:
  Commercial...................      1,430       5,751       3,001       3,396
      686
  Construction.................        441         813         300         400
       --
  Mortgage-Commercial..........        784          --          --          --
         --
  Mortgage-Residential.........        191          79         105           4
          4
  Installment..................      2,496       3,676       4,052       2,507
      1,429
                                     5,342      10,319       7,458       6,307
      2,119
Charge-off loans recovered:
  Commercial...................        438         238         511         171
        244
  Construction.................         --          --          --          --
         --
  Mortgage-Commercial..........         --          --          --          --
         --
  Mortgage-Residential.........          1          --          --          --
         --
  Installment..................        870         916         963         552
        436
                                     1,309       1,154       1,474         723
        680
Net charge-offs................      4,033       9,165       5,984       5,584
      1,439

Provision charged to
  operations...................      6,000      16,000      12,000      12,225
      2,025
Ending Balance - Allowance
  for loan losses.............. $   35,205  $   28,772  $   21,937  $   15,921
 $    8,925
Ratio of net charge offs
  during the period to average
  loans outstanding during the
  period.......................       .24%        .64%        .43%        .41%
       .11%

The allowance for possible loan losses is maintained at a level necessary to
absorb      potential loan losses and other credit risk related charge-offs.
It is the result of      an analysis which relates outstanding balances to
expected reserve levels required to
      absorb future credit losses.  Current economic problems are addressed
through      management's assessment of anticipated changes in the regional
economic climate,      changes in composition and volume of the loan portfolio
 and variances in levels of      classified loans, non-performing assets and
other past due amounts.  Additional factors
      include consideration of exposure to loss including size of credit, existence and nature of collateral, credit record, profitability and general economic conditions.

The following table summarizes the allocation of the allowance for loan
losses to      specific loan categories for the past five years:

($ in thousands)           Years Ended December 31,

              1993                   1992                1991

            Percent               Percent               Pecent
            of Loans              of Loans              of Loans
            Category              Category              Category
Allowance   to Total  Allowance   to Total  Allowance   to Total
Allocation  Loans     Allocation  Loans     Allocation  Loans
Loan category:
  Commercial, financial
    and agricultural......
$   10,352     16.9%  $    8,364     14.3%  $    9,850     18.1%
  Real estate.............
     6,312     47.6%       5,054     57.4%       4,681     53.6%
  Consumer................
     6,562     35.5%       4,916     28.3%       3,967     28.3%
Unallocated...............
    11,979      N/A       10,438      N/A        3,439      N/A
$   35,205    100.0%  $   28,772    100.0%  $   21,937    100.0%





                                     1990                  1989
                                       Percent               Percent
                                       of Loan               of Loan
                                       Category              Category
                           Allowance   to Total  Allowance   to Total
                           Allocation  Loans     Allocation  Loans
Loan category:
  Commercial, financial
    and agricultural......$    7,791     22.1%        $    5,015     23.2%
  Real estate.............     3,679     49.6%               793     46.9%
  Consumer................     2,749     28.3%             1,715     29.9%
Unallocated...............     1,702      N/A              1,402      N/A
                          $   15,921    100.0%  $    8,925    100.0%

      For additional information, see Asset Quality and Risk Elements on page 20 of the 1993
      Annual Report to Shareholders.

      Net charge-offs decreased during 1993 as a result of improved current economic conditions. The amount of anticipated charge-offs for 1994 is estimated to be consistent with 1993.

V. DEPOSITS - The classification of average deposits is incorporated by reference under the caption "Analysis of Average Assets, Liabilities and Shareholders' Equity and Net
Interest Earnings on a Tax Equivalent Basis" on page 22 of the 1993
Annual Report to
      Shareholders.

The following table lists, by maturity, all certificates of deposit of $100,000 and over at December 31, 1993.  These certificates of deposit are generated
primarily from      core deposit customers and are not brokered funds.

    ($ in thousands)
    Less than three months................................  $  74,986
    Three to six months...................................     21,708
    Six to twelve months..................................     16,083
    More than twelve months...............................     22,821


VI.RETURN ON EQUITY AND ASSETS - The key ratios including return on equity and assets are incorporated by reference under the caption "Selected Financial Data" on page 45 of the
      1993 Annual Report to Shareholders. The following table presents the ratio of average
" on page 45 of the
      1993 Annual Report to Shareholders. The following table presents the ratio of average equity to assets of Valley for each of the past three years.

                                            1993      1992      1991
 Average shareholders' equity as a
      % of average total assets..........   7.46%     6.97%     8.28%

VII.  SHORT TERM BORROWINGS - Not applicable

Item 2.    Properties
 At present Valley owns no real property, but utilizes the offices and space
provided        by VNB at 615 Main Avenue, Passaic, New Jersey and 1445 Valley
Road, Wayne, New       Jersey.

VNB operates from its administrative headquarters and three other locations, 59 branch offices and two warehouses. VNB owns the warehouses and 28 banking
offices,        including its main office and leases 31 branch offices,
including the administrative
        headquarters. During 1993 VNB acquired a 62,000 square foot office building adjacent to its administrative headquarters in Wayne, New Jersey. As space becomes available,
 VNB will begin using the building, as early as 1994, to consolidate
sections of its        operations.

                                   OWNED PROPERTIES:

                                 County    Square Feet
                                 Passaic    154,500
                                 Bergen      94,260
                                 Essex       67,959
                                 Hudson      23,870
                                 Morris          --
                                            340,589

                                  LEASED PROPERTIES:

                                 County   Square Feet
                                 Passaic    90,435
                                 Bergen     23,090
                                 Essex      29,595
                                 Hudson      2,520
                                 Morris     10,800
                                           156,440


Item 3.  Legal Proceedings
There were no material pending legal proceedings to which Valley, the subsidiary banks or companies were a party, other than ordinary routine litigations incidental to business and which had no material effect on the presentation
of the financial            statements contained in this report.

Item 4.     Submission of Matters to a Vote of Security Holders
                              None



                                              PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters Market information is incorporated by reference under the caption "Price Range of
            Common Stock" on page 45 of the 1993 Annual Report to Shareholders.

            Supervisory regulations regarding the maximum amount of cash
dividends that VNB may            declare annually are covered under the
caption "Dividend Restrictions" on page 41 of the 1993 Annual Report to Shareholders.

Cash dividends declared during the two year period ended December 31, 1993 are incorporated by reference under the caption "Consolidated Quarterly Financial
 Data"            on page 42 of the 1993 Annual Report to Shareholders.

Valley had approximately 4,406 shareholders of record at February 18, 1994.

Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that if the current level of performance and capital strength continue, Valley expects to be able to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

Item 6.     Selected Financial Data
Selected Financial Data for the past five years is incorporated by reference
 under            the caption "Selected Consolidated Financial Data", on
page 45 of the 1993 Annual            Report to Shareholders.

Item 7.     Management's Discussion and Analysis of Financial Condition and
 Results of            Operations - is incorporated by reference under the
caption "Management's            Discussion and Analysis of Financial Condition
and Results of Operations", reported
            on pages 17 through 25 of the 1993 Annual Report to Shareholders.

Item 8.     Financial Statements and Supplementary Data
            The consolidated financial statements, notes to consolidated financial statements, and Independent Auditors' Report thereon are incorporated by reference on pages 26 through 44 of the 1993 Annual Report to Shareholders.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
Financial            Disclosure
            There was neither a change in accountants nor disagreement with
 accountants on            accounting and financial disclosure during 1993.

                                          PART III

Item 10.    Directors and Executive Officers of the Registrant
            Information regarding directors of the registrant are incorporated
 by reference to            the sections included under the primary heading
" Proposal 1 -Election of            Directors" on pages 2, 3 and 4 of the Proxy
 Statement for the Annual Meeting of            Shareholders to be held on
March 22, 1994 except for certain information on Executive Officers of the Registrant which is included in Part I of this report.


 Executive Officers of the Registrant

                          AGE AT     IN OFFICE
      NAMES              12/31/93      SINCE        OFFICE

Gerald H. Lipkin             52         1989       Chairman of the Board and
                                                   Chief Executive Officer


Peter Southway               59         1987       President and
                                                   Chief Operating Officer

Sam P. Pinyuh                   61         1990       Executive Vice President
Peter Crocitto  36       1992        First Senior Vice President
Robert E. Farrell  47 1992 First Senior Vice President
Richard P. Garber  50    1992        First Senior Vice President
Robert Mulligan                 46         1993First Senior Vice President
Peter John Southway  33  1992        First Senior Vice President
Jack M. Blackin  51      1993        Senior Vice President
Ernest Bozzo  50           1992     Senior Vice President
Stephen P. Cosgrove  49  1993        Senior Vice President
Alan D. Eskow  45         1993      Senior Vice President
Robert Farnon   55       1992        Senior Vice President
John Harris   41           1993     Senior Vice President
William O'B Kelly  63    1977        Senior Vice President
Lucinda P. Long  47      1992        Senior Vice President
Garret G. Nieuwenhuis  53 1983      Senior Vice President
John H. Prol  56           1992     Senior Vice President
Peter G. Verbout  50     1992        Senior Vice President

 All officers serve at the pleasure of the Board of Directors.

Item 11. Executive Compensation - is incorporated by reference to the sections included under the primary headings "Executive Compensation" on pages 6 through 11 and "Compensation Committee Report" on pages 11 through 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held March 22, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management - is incorporated by reference under the primary heading "Stock Ownership of
Management and Principal Shareholders" on pages 4 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held March 22, 1994.

Item 13.    Certain Relationships and Related Transactions - is incorporated by
 reference under            the secondary heading "Certain Transactions with
 Management" on page 14 of the            Proxy Statement for the Annual
 Meeting of Shareholders to be held March 22, 1994.
            The percentage of loans to directors, executive officers, and their
affiliates as            a percentage of shareholders' equity was 7.75
percent at December 31, 1993.



                                           PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  The following documents are filed as part of this report:

              1.  Financial Statements:

                  Consolidated Statements of Financial Condition -
                    December 31, 1993 and 1992


                  Consolidated Statements of Income - for years ended
                    December 31, 1993, 1992 and 1991


                   Consolidated Statements of Changes in Shareholders' Equity -
                    for years ended December 1993, 1992 and 1991

                  Consolidated Statements of Cash Flows -
                    for years ended December 1993, 1992 and 1991

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

 These statements are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1993, as noted on page 2 of this Form 10-K Annual Report.

          2.  Financial Statement Schedules:

  All schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

               (3)   Articles of incorporation and bylaws:

    A.Restated Certificate of Incorporation of the registrant dated March 22,
                        1994.

     B.By-Laws of the Registrant adopted as of March 14, 1989 and amended
                        March 19, 1991.

                  (10)  Material Contracts:

    ***  A."Employment Agreements" dated June 6, 1986 between Valley, VNB and
                        Gerald H. Lipkin and Sam P. Pinyuh.

   ****  B."The Valley National Bancorp Long-term Stock Incentive Plan" dated
                        January 18, 1994.

      * C.Warrant Agreement by and between Valley National Bancorp and Valley National Bank, Trust Department governing the terms of 450,000 warrants to purchase Valley National Bancorp common stock dated as of December
                        31, 1990.

     **  D.Amendment to "Employee Agreements" between Valley, VNB and Gerald H.
                        Lipkin and Sam P. Pinyuh dated December 10, 1991.

     **  E."Employee Agreement" dated December 10, 1991 between Valley, VNB and
                        Peter Southway.

     ** F."Severance Agreements" dated December 10, 1991 between Valley, VNB and Gerald H. Lipkin, Peter Southway, and Sam P. Pinyuh.

 * This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1990.

 ** This document is incorporated herein by reference from the Registrant's
    Form 10-K Annual Report for the fiscal period ending December 31, 1991.

  *** This document is incorporated herein by reference from the Registrant's
      Form 10-K Annual Report for the fiscal period ending December 31, 1992.

  ****This document is incorporated herein by reference from the Registrant's
      Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

                  (13)  1993 Annual Report to Shareholders



                  (21)  List of Subsidiaries:

                        (a)  Subsidiary of Valley:
                                                      Percentage of Voting
                                  Jurisdiction of     Securities Owned by
        Name                      Incorporation             the Parent

  Valley National Bank (VNB)      United States                 100%

                        (b)  Subsidiaries of VNB:

  Valley Investment Corp.            Delaware                   100%

  VNB Mortgage Services, Inc.        New Jersey                 100%

  BNV Realty Incorporated            New Jersey                 100%

  VN Investment, Inc.                New Jersey                 100%

 (22)  Published Report Regarding Matters Submitted to Vote of Security Holders

 Notice of Annual Meeting of Shareholders to be held Tuesday, March 22, 1994

                       Proxy Statement dated March 1, 1994
                 (23)   Consents of Experts and Counsel

                   Consent of KPMG Peat Marwick dated March 22, 1994.

            (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed by Valley during the last quarter of the period covered by this report.
































                                     SIGNATURES


    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALLEY NATIONAL BANCORP


                                                 By:/s/Gerald H. Lipkin
                                                 Gerald H. Lipkin, Chairman
                                                 of the Board and Chief
                                                 Executive Officer

                                                 Dated:   March 22, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and
on the date indicated.




/s/Gerald H. Lipkin           Chairman of the Board and     March 22, 1994
GERALD H. LIPKIN               Chief Executive Officer
                                    and Director


/s/Peter Southway                    President and          March 22, 1994
PETER SOUTHWAY                 Chief Operating Officer
                           (Principal Financial Officer)
                                     and Director

/s/Alan D. Eskow                 Senior Vice President      March 22, 1994
ALAN D. ESKOW                   Financial Administration
                            (Principal Accounting Officer)


/s/Pamela Bronander                   Director              March 22, 1994
PAMELA BRONANDER


/s/Joseph Coccia, Jr.                 Director             March 22, 1994
JOSEPH COCCIA, JR.


/s/Austin C. Drukker                  Director             March 22, 1994
AUSTIN C. DRUKKER


/s/Thomas P. Infusino                 Director             March 22, 1994
THOMAS P. INFUSINO


/s/Gerald Korde                       Director             March 22, 1994
GERALD KORDE


/s/Robert L. Marcalus                 Director             March 22, 1994
ROBERT L. MARCALUS


/s/Robert E. McEntee                  Director             March 22, 1994
ROBERT E. McENTEE

/s/Sam P. Pinyuh               Executive Vice President    March 22, 1994
SAM P. PINYUH                        and Director

/s/Rubin Rabinowitz                   Director             March 22, 1994
RUBIN RABINOWITZ

/s/Robert Rachesky               Director                     March 22, 1994
ROBERT RACHESKY


/s/Barnett Rukin                            Director          March 22, 1994
BARNETT RUKIN


/s/Richard F. Tice                       Director             March 22, 1994
RICHARD F. TICE


/s/Leonard Vorcheimer                    Director          March 22, 1994
LEONARD VORCHEIMER


/s/Joseph L. Vozza                      Director             March 22, 1994
JOSEPH L. VOZZA