Form 10-Q
period 1994-03-31
VALLEY NATIONAL BANCORP
filed 1994-05-16
CIK 714310

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended March 31, 1994

[ ]       Transition Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934
               For the transition period from __________ to __________.

               Commission File Number 0-11179



                    VALLEY NATIONAL BANCORP
     (Exact name of registrant as specified in its charter)



          New Jersey
(State or other Jurisdiction of
incorporation or organization)

22-2477875
(I.R.S. Employer Identification No.)



1445 Valley Road, Wayne, New Jersey       07474-0558
(Address of principal executive offices) (Zip Code)



(201)305-8800
(Registrant's Telephone Number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES XXX     NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock  (No par value),  of which   26,993,248
     shares were  outstanding as  of May 5, 1994.







                     VALLEY NATIONAL BANCORP



                              INDEX


                                                      Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Statements of Financial Condition    3
                 March 31, 1994 and December 31, 1993
                   (Unaudited)

               Consolidated Statements of Income                       4
                   Three Months Ended March 31, 1994 and 1993
                   (Unaudited)

               Consolidated Statements of Cash Flows             5
                   Three Months Ended March 31, 1994 and 1993
                    (Unaudited)

               Notes to Consolidated Financial Statements     6


Item 2.   Management's Discussion and Analysis of            7 - 12
                                Financial Condition and Results of Operations





PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
               Holders                                            13

Item 5.   Other Matters                                           14

Item 6.   Exhibits and Reports on Form 8-K.                       15

SIGNATURES                                                        16

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

($ in thousands)
                                       March 31,   December 31,
                                        1994        1993
Assets

Cash and due from banks               $ 126359    $    67455
Federal funds sold                         11000         88050
Investment securities held to maturity, fair value
      of $924,113 and $960,813 in 1994 and 1993,
      respectively                        932184      939993
Investment securites available for sale, fair
     value of $448,818 in 1993               440316    441482
Loans, net of unearned income           1851464      1802000
Less:  Allowance for possible loan
     losses                                 -35585    -35205
Loans, net                                  1815879   1766795
Premises and equipment, net                 40007       40248
Due from customers and acceptances
     outstanding                              1395      1192
Accrued interest receivable                 21124       23650
Other assets                                49775       44637
     Total assets                   $  3438039    $  3413502
Liabilities
Deposits:
     Non-interest bearing deposits $    407446    $    408605
     Interest bearing:
          Savings deposits                 1626097    1637381
Time deposits         1043379    1033771
Total deposits
Federal funds purchased and securities sold under
     repurchase agreements                   50282      35110
Treasury tax and loan account              6102             7834
Bank acceptances outstanding                1395           1192
Accrued expenses and other liabilities   29747              22514
Other borrowings                              2582       2667
     Total liabilities                    3167030     3149074
Shareholders' Equity
Common stock, no par value, authorized 37,537,500
     shares, issued 27,065,331 shares in 1994 and
     24,529,552 in 1993                    14990           8660
Surplus                                    114553        46438
Retained earnings                          147375       211296
Unrealized loss on investment securities
     available for sale                    -3943            - -
                                            272975     266394
Cost of shares in treasury (113,003 common shares
     in 1994 and 113,003 common shares in 1993)
                                         -1966              -1966
     Total shareholders' equity             271009     264428
     Total liabilities and shareholders'
               equity                $  3438039    $  3413502





See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except for per share data)
                                                Three Months Ended
                                                    March 31
                                                  1994       1993

Interest Income
Loans, including fees                                $35827  $32411
Investment securities held to maturity
     Taxable                                           10314  14539
     Tax-exempt                                         3347 3057
     Dividends                                          15   31
Investment securities available for sale


     Taxable                                              5336 4909
     Dividends                                             19  - -
Federal funds sold and other short term
investments                                               292  282
     Total Interest Income                55150     55229
Interest Expense
Savings deposits                                    9497 10199
Time deposits               10323    12284
Federal funds purchased and securities
sold under repurchase agreements               226       169
Other short-term borrowings                         39   41
Other borrowings                                      5  169
     Total Interest Expense                  20090     22862
Net interest income                            35060   32367
Provision for possible loan losses                    900 1500
Net interest income after provision
     for possible loan losses                 34160    30867
Non-Interest Income
Fees from trust services                       180  160
Service charges on deposit accounts           1396      1161
Gains on securities transactions, net         3342      3272
Fees from mortgage servicing                        845 1039
Gains on sales of loans                            240  457
Other                                             1196 1198
     Total Non-Interest Income                   7199  7287
Non-Interest Expense
Salaries and other compensation                  6784 6054
Employee benefit expense                           1786 1592
FDIC insurance premiums                             1715 1652
Occupancy and equipment expense                     2786 2355
Amortization of intangible assets                   884  958
Other                                               3859 3436
     Total Non-Interest Expense                  17814 16047
Income before income taxes                        23545  22107
Income tax expense                                  8055  7451
Income before cumulative effect
     of accounting change                        15490  14656
Cumulative effect of accounting change             0    -402
Net Income                                      $15490   $14254
Per share data:
     Income before cumulative effect
     of accounting change                          $0.58   $ 0.56
Cumulative effect of accounting change              0.00    -0.02
Weighted average shares outstanding      26888868   26233002


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)                                         Three Months Ended
                                                                March 31,
                                                           1994       1993

Cash flows from operating activities:
  Net income                                   $  15490   $14253
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization of intangible assets    2,015     1,831
Amortization of compensation costs pursuant
to long term stock incentive plan                       71      51
Provision for possible loan losses                    900   1500
Net amortization (accretion) of premiums and
discounts                                            2154    1309
     Net deferred income tax benefit                    -521 -787
     Net gains on securities transactions              -3342   -3272
     Gain on sales of loans                            -240 -457
     Net increase(decrease) in unearned income       - -     944
     Proceeds from recoveries on charged-off loans   387     356
     Net increase(decrease) in accrued interest
     receivable and other assets                       -253 -653
     Net (increase)decrease in accrued expenses and
     other liabilities                                 7233 6875
     Net cash provided by operating activities:    23894   21950
Cash flows from investing activities:
   Proceeds from maturing investment securities
   held to maturity                                 85354   73877
   Proceeds from sales of investment securities
   held to maturity                                   - -     - -
   Purchases of investment securities held to
   maturity                                           -79068 -134288
   Proceeds from sales of investment securities
   available for sale                                 131109   98682
   Proceeds from maturing investment securities
   available for sale                                  152671284
   Purchases of investment securities available
   for sale                                          -149164  -62056
   Purchases of mortgage servicing rights                - -      10
   Net (increase) decrease in federal funds sold   77050   54650
   Net increase in loans made to customers           -50130  -50032
   Purchases of premises and equipment                -891   -1184
   Net (increase)decrease in due from customers on
   acceptances outstanding                              -203 481
   Net cash provided by (used in) investing
   activities:                                      29324  -18576
Cash flows from financing activities:
   Net decrease in deposits                           -2835   -9601
   Net increase in federal funds purchased
     and other short term borrowings                   13440   25816
   Repayments of other borrowings                      -85   - -
   Net increase(decrease) in bank acceptances
     outstanding                                         203-481
   Dividends paid to common shareholders                -6123   -4771
   Common stock issued                                 1086      27
     Net cash provided by financing activities      5686   10990
Net increase in cash and due from banks             58904   14364
Cash and due from banks at January 1                   67455   89695
Cash and due from banks at March 31              $126359 $104059

Cash paid during the period for:
   Interest on deposits and other borrowings     $ 20010 $ 23896
   Federal and state income taxes                $  2200 $   - -

See accompanying notes to consolidated financial statements

                     VALLEY NATIONAL BANCORP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of March 31, 1994, the Consolidated Statements of Income for the three month periods ended March 31, 1994 and 1993 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1994 and 1993 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1993 Annual Report to Shareholders.

2.   Earnings Per Share

     All share and per share amounts have been restated to reflect the 10% stock dividend declared March 22, 1994 to Shareholders of record on April 15, 1994 and payable May 3, 1994.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS



Earnings Summary

Net income grew to $15.5 million, or $0.58 per share for the first quarter ended March 31, 1994 compared with $14.3 million or $0.54 per share for the same period in 1993 (the 1993 per share amounts have been restated to give effect to a 10% stock dividend declared March 22, 1994 to shareholders of record April 15, 1994 and payable May 3, 1994). This increase is largely attributable to an increase in net interest income of $2.7 million or 8.3%, and to a lesser extent a decrease in the provision for loan losses of $600 thousand or 40.0%. This was offset by increased operating expenses of $1.8 million or 11.0% due substantially to the acquisition of Peoples Bank in the second quarter 1993. The annualized return on average assets was 1.81% for both the quarter ended March 31, 1994 and 1993, while the annualized return on average equity decreased to 22.6% for the first quarter of 1994 from 25.13% for the first quarter of 1993.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a fully tax equivalent ("FTE") basis increased to $37.1 million for the quarter ended March 31, 1994 as compared to $34.2 million for the same quarter in 1993.
The increase in 1994 was due primarily to the decrease in interest rates on all interest bearing liabilities of 56 basis points, which was greater than the decline of 54 basis points on all interest earning assets. This caused the net interest margin to increase 2 basis points to 4.61% for quarter ended March 31, 1994 compared to 4.59% for the quarter ended March 31, 1993.

Average interest earning assets increased $234.6 million during the first quarter of 1994, or 7.9% over the 1993 quarter. This increase was mainly the result of the acquisition of Peoples Bancorp ("Peoples") during June of 1993 with loans and investments acquired of approximately $185.9 million. The average balance of taxable investment securities held to maturity and available for sale decreased by $123.6 million or 10.5% over the 1993 average balance. Non-taxable investments increased $65.3 million or 28.7% taking advantage of the increased yield available over taxable investments. Residential mortgage loans, automobile loans and commercial mortgages have increased during the first quarter of 1994 and continue to be the largest source of loan volume. Average loans, including loans held for sale, increased $292.3 million or 19.1% during the quarter ended March 31, 1994 over the same period in 1993 with $138.5 million of this increase from the Peoples acquisition. The average rate on loans, including loans held for sale, decreased 60 basis points, but combined with the increase in average loan volume, interest income on loans on an FTE basis for the first quarter of 1994 increased by $3.4 million over the same quarter in 1993.

Average interest-bearing liabilities grew 4.7% or $120.8 million
and was due mainly to the 1993 acquisition of Peoples.   Average
demand deposits continued to grow and increased by $88.0 million or 27.5% over 1993 first quarter balances.

The net interest margin increased to 4.61% from 4.59% during the first quarter in 1994 compared to the same period in 1993 which was substantially the result of changes in market interest rates. The increase in the net interest margin of 2 basis points, coupled with the increase in average earning assets over average interest-bearing liabilities, was the basis for the increase in net interest income.



- - -                               7 -
Non-Interest Income
Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $3.9 million for the quarter ended March 31, 1994 compared with $4.0 million for the same quarter in 1993, representing a decrease of $158 thousand or 3.9%.

Service charges on deposit accounts increased $235 thousand or 20.2% for the first quarter ended March 31, 1994 compared to the same period in 1993. Increased volume due to the Peoples acquisition and increased fees charged on deposit accounts generated a majority of this increase.

Fees from mortgage servicing decreased by 18.7% from $1.0 million for the three months ended March 31, 1993 to $845 thousand for the
same period in 1994.   As of March 31, 1994 MSI serviced a total of
$1.14 billion of loans, of which $484.0 million are serviced for VNB. The portfolio declined during the first quarter of 1994 as a result of large amounts of prepayments, which were partially offset by Valley's loan origination volume added to the portfolio.

Gains on the sales of loans were $240 thousand for the quarter ended March 31, 1994 compared to $457 thousand for the same quarter in 1993. During the quarter ended March 31, 1994 Valley sold 15-year and 30-year loans as part of its ongoing program to sell higher interest-rate risk, fixed rate loans. Loans are sold based upon loan to value ratio and maturity, and are classified as loans held for sale on the consolidated statement of financial condition. Due to decreased origination volume it was decided not to continue to sell 15 year fixed rate loans beginning April 1, 1994 except for those already scheduled to be sold.

Net gains on securities transactions for both the first quarter in 1994 and 1993 amounted to $3.3 million. The sales during 1994 were in response to a rising interest rate environment, with the ability to reinvest the proceeds in higher yields or in other types of securities.

Non-Interest Expense

Non-interest expense totalled $17.8 million for the first quarter of 1994, $1.8 million, or 11.0% above the 1993 quarter. The branch staff and office facilities for the seven branches acquired from Peoples account for a large portion of the increase in non-interest expense. The largest component of non-interest expense is salaries and employee benefit expense which totalled $8.6 million for the quarter ended March 31, 1994 compared to $7.6 million for the first quarter in 1993, an increase of $924 thousand or 12.1%. At March 31, 1994, full-time equivalent staff was approximately 1,101 compared to approximately 943 at the March 31, 1993.

Net occupancy and furniture and fixture expense increased to $2.8 million during the first quarter ended March 31, 1994 from $2.4 million during the same quarter in 1993. The increase of $431 thousand or 18.3% represents additional rent, utilities, tax, maintenance and depreciation expense on facilities acquired due to the Peoples acquisition.

Amortization of intangible assets decreased to $884 thousand during the first quarter in 1994 from $958 thousand during the same quarter in 1993, representing a decrease of $74 thousand, or 7.7%. This was due to the declining level of amortization on core deposits and purchased mortgage servicing rights.







- - -                              8 -
Income Taxes

Income tax expense as a percentage of pre-tax income rose slightly to 34.2% in 1994 compared to 33.7% in 1993. This increase was attributable to the change in the federal income tax rate from 34% to 35% enacted July 1993 and was offset by a lower tax rate on a new investment subsidiary and by a reduction in the state of New Jersey income tax rate due to the elimination of the .375% surtax exemption.

FUNDS MANAGEMENT

Interest Rate Sensitivity

At March 31, 1994, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $202 million or a ratio of .84:1. Rate sensitive assets exceeded rate sensitive liabilities at the 91 to 365 day interval by $20.8 million or a ratio of 1.05:1 and resulted in a small positive gap. The total negative gap repricing within 365 days as of March 31, 1994 is $181.0 million or .89:1. In view of the present economic climate, management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

The above gap results take into account repricing and maturities of assets and liabilities, but fails to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to this computer model, an interest rate increase of 300 basis points and a decrease of 100 basis points had a minimal impact on Valley's future net interest income. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At March 31, 1994, liquid assets amounted to $731.6 million, as compared to $1.07 billion at December 31, 1993. This represents 22.6% and 34.3% of earning assets, and 21.3% and 31.2% of total assets at March 31, 1994 and December 31, 1993, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged $2.50 billion and $2.45 billion at March 31, 1994 and December 31, 1993, respectively, representing 77.9% and 78.9% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $131.1 million, and proceeds of $100.6 million were generated from investment maturities.
Purchases of investment securities during the same year were $228.2 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $199.5 million and $170.4 million, on average, at March 31, 1994 and December 31, 1993, respectively.



- - -                               9 -
The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

Effective January 1, 1994, Valley adopted Statement of Financial Accounting Standards No.115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The finanical impact of adoption represented an addition to Shareholders' Equity of $4.5 million, net of taxes. At March 31, 1994, the unrealized loss, net of deferred taxes, resulted in a decrease to Shareholders' Equity of $3.9 million. As of March 31, 1994 Valley had $440.3 million of securities available for sale compared with $441.5 million at December 31, 1993. As of January 1, 1994, those securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

Total investment securities, including securities classified as held to maturity and available for sale, decreased $9.0 million from year-end 1993 to the first quarter of 1994 to $1.37 billion.


Loan Portfolio

Residential mortgage loans, including residential mortgages held for sale increased by 1.5% or $9.5 million to a total of $623.8 million at March 31, 1994 since December 31, 1993, and represent 33.7% of the loan portfolio. The volume of residential mortgage loan applications began to decline during the quarter as interest
rates increased.   Installment loans, including predominantly
automobile and credit card loans, totalled $542.9 million at March 31, 1994, increasing by $14.3 million over the balance at December 31, 1993 or 2.7% and representing 29.3% of the loan portfolio. Commercial mortgages increased 3.7% or $14.3 million from December 31,1993 to March 31, 1994, also the result of refinancing activity due to decreased interest rates.

It is expected that the increase in volume of installment and commercial mortgage loans will continue into the second quarter of 1994, while residential mortgage loan volume declines due to higher interest rates causing the recent slow-down in refinancing activity.

Non-Performing Assets

Non-performing assets include non-accrual loans, other real estate owned (OREO) and loans past due in excess of 90 days as to the collection of principal or interest payments. Non-performing assets were $33.1 million or 1.8% of loans, net of unearned income at March 31, 1994, compared with $30.2 million, or 1.5% of loans net of unearned income at December 31, 1993 and $34.1 million, or 1.9% of loans at March 31, 1993. During the quarter ended March 31, 1994 one loan became 90 days past due and still accruing (subsequently moved to non-accrual during the second quarter) causing an increase of $6.6 million in non-performing assets over December 31, 1993 which was partially offset by a decrease in non-accrual loans of $3.4 million during the same period and a small decrease in other real estate owned.

In May of 1993, FASB issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" which applies to financial statements for fiscal years beginning after December 15, 1994. This Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Valley has not yet determined the impact of this statement.



- - -                              10 -
Asset Quality and Risk Elements

The level of the allowance is the result of an on going analysis by management and Valley's Board of Directors. This analysis attempts to take into account various data so as to assess the level of the allowance. Emphasis is placed on the current economic climate and the condition of the real estate market in the Northern New Jersey area. Management addressed these current economic conditions and applied that information to changes in the composition of the loan
portfolio.   The level of non-performing assets, coupled with the
continued recovery of the economy was responsible for the decision to decrease the provision from $1.5 million in the first quarter of 1993 to $900 thousand in the first quarter of 1994.

Valley's allowance for loan loss increased by $380 thousand since year-end 1993. At March 31, 1994 the allowance for loan losses amounted to $35.6 million or 1.92% of loans, including loans held for sale, net of unearned income, as compared to $35.2 million or 1.95% at year-end 1993.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $520 thousand for the quarter ended March 31, 1994 compared with $451 thousand for the quarter ended March 31, 1993. The ratio of annualized net charge-offs to average loans amounted to 0.12% for both quarters ended March 31, 1994 and 1993.

Capital Adequacy

A significant measure of the strength of a financial institution is its stockholders' equity, which must expand in close proportion to asset growth. At March 31, 1994, shareholders' equity totalled $271.0 million, compared with $264.4 million at year-end 1993. Valley has achieved steady internal capital generation throughout the past five years.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders' equity excluding SFAS 115 net unrealized gains or losses less disallowed intangibles, while total Tier 1 and Tier 2 capital consists of Tier 1 capital and the allowance for loan losses up to 1.25% of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley's capital position at March 31, 1994 under risk-based capital guidelines was $268.9 million, or 14.35% of risk-weighted assets, for Tier 1 capital and $292.4 million, or 15.60% for total Tier 1 and Tier 2 capital. The comparable ratios at December 31, 1993 were 13.93% for Tier 1 capital and 15.18% for total Tier 1 and
Tier 2 capital.    Valley's ratios at March 31, 1993 are above the
risk-based capital standards, which require all bank holding companies to have Tier 1 capital of at least 4% and total Tier 1 and Tier 2 capital of 8%.

The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier 1 capital to average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital. In all cases, banking organizations should maintain capital commensurate with the level and nature of all the risks to which they are exposed. At March 31, 1994 and December 31, 1993, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 7.92% and 7.62%, respectively.

VNB is also subject to similar but separate capital adequacy guidelines. VNB is subject to risk-based capital rules and leverage rules issued by the Comptroller of the Currency. As of March 31, 1993, VNB's total Tier 1 and Tier 2 capital ratio was 14.24% and its leverage ratio was 7.11%.


- - -                              11 -
The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 60.5% at March 31, 1994, compared to 66.5% at March 31, 1993. Quarterly cash dividends declared amounted to $.25 per share, equivalent to a dividend payout ratio of 39.5%, up from the 33.5% for the same quarter in 1993. Valley declared a 10% common stock dividend on March 22, 1994 to shareholders of record on April 15, 1994, payable May 3, 1994. Valley maintained the cash dividend at $1.00 per share per annum after the payment of the stock dividend. The Board of Directors during February increased the regular quarterly cash dividend from $0.20 to $0.25 per share, or from $0.80 to $1.00 per share per annum, a 25.0% increase, including the stock dividend. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.










































- - -                                        12 -

                             PART II



Item 4.  Submission of Matters to a Vote of Security Holders

     a) On March 22, 1994 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 16 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

                                Number of Votes

               Name                For         Withheld
               Pamela Bronander    17557455         13481
               Joseph Coccia, Jr.  17559417         11519
               Austin C. Drukker   17561470          9467
               Thomas P. Infusino  17561049          9888
               Gerald Korde        17561470          9467
               Gerald H. Lipkin    17560878         10058
               Robert L. Marcalus  17561049          9888
               Robert E. McEntee   17561470          9467
               Sam P. Pinyuh       17559741         11196
               Robert Rachesky     17561470          9467
               Barnett Rukin       15560873         10064
               Peter Southway      17523234         47702
               Richard F. Tice     17561470         9467
               Leonard J. Vorcheimer17561470       9467
               Joseph L. Vozza     17561470         9467

     b) On March 22, 1994 at the Annual Meeting of Shareholders, the shareholders voted for the approval of amendments to the Corporation's Long-Term Stock Incentive Plan approved by the shareholders on March 28, 1989 pursuant to which the Corporation may issue incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock awards for up to 1,577,438 shares of the Corporation's common stock to officers and key employees of the Corporation and Valley National Bank.

- - -                              13 -

Item 5.  Other Matters

     a) The Board of Directors approved a ten percent common stock dividend on March 22, 1994. The new stock was issued May 3, 1994 to shareholders of record as of April 15, 1994. In conjunction with the announced stock dividend, the Board of Directors also approved to maintain the regular quarterly dividend of 25 cents. In connection with the stock dividend the company filed an amendment to its Certificate of Incorporation which increased the authorized common shares to 37,537,500 shares effective April 15, 1994.

Item 6.  Exhibits and Reports on Form 8-K

     b)  Reports on Form 8-K

     1) On March 22, 1994 to report a ten percent common stock dividend issued May 3, 1994.







































- - -                                        14 -



                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












Date:     May 13, 1994





PETER SOUTHWAY
PRESIDENT & COO











Date:     May 13, 1994





 ALAN D. ESKOW


SENIOR VICE PRESIDENT


FINANCIAL ADMINSTRATION

















- - - 15 -