Form 10-Q
period 1994-06-30
VALLEY NATIONAL BANCORP
filed 1994-08-15
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the Period Ended June 30, 1994

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

Common Stock (No par value), of which 27,043,653 shares were outstanding as of July 29, 1994.






VALLEY NATIONAL BANCORP

INDEX


                                                   Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Statements of Financial Condition          3
June 30, 1994 and December 31, 1993 (Unaudited)

Consolidated Statements of Income                       4
Six and Three Months Ended June 30, 1994 and 1993
(Unaudited)

Consolidated Statements of Cash Flows                   5
Six Months Ended June 30, 1994 and 1993 (Unaudited)

Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of     7 - 11
          Financial Condition and Results of Operations

SIGNATURES                                             12

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
($ in thousands)

                                  June 30,    December 31,
                                    1994          1993
Assets

Cash and due from banks         $  114317    $    67455
Federal funds sold                  42600         88050
Investment securities held
to maturity, fair value of
$856,388 and $960,813 in
1994 and 1993, respectively        874100        939993
Investment securites available
for sale, fair value of
$448,818 in 1993                   430176        441482
Loans, net of unearned income     1958692       1802000
Less:  Allowance for possible
loan losses                        -35743        -35205
Loans, net                        1922949       1766795
Premises and equipment, net         40274         40248
Due from customers on acceptances
outstanding                          1594          1192
Accrued interest receivable         23106         23650
Other assets                        52429         44637
     Total assets              $  3501545    $  3413502

Liabilities
Deposits:
Non-interest bearing deposits  $   415004    $   408605
     Interest bearing:
          Savings deposits        1621764       1637381
          Time deposits           1102128       1033771
      Total deposits              3138896       3079757
Federal funds purchased and
securities sold under
repurchase agreements               56503         35110
Treasury tax and loan account        5953          7834
Bank acceptances outstanding         1594          1192
Accrued expenses and other
liabilities                         22747         22514
Other borrowings                     2466          2667
     Total liabilities            3228159       3149074

Shareholders' Equity
Common stock, no par value,
authorized 37,537,500 shares,
issued 27,121,647 shares in
1994 and 24,529,552 in 1993         15112          8660
Surplus                            115150         46438
Retained earnings                  154155        211296
Unrealized loss on investment
securities available for sale       -9065           - -
                                   275352        266394
Cost of shares in treasury
(113,003 common shares in
1994 and 1993)                      -1966         -1966
Total shareholders' equity         273386        264428
Total liabilities and
     shareholders' equity     $   3501545    $  3413502
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except for per share data)
                                         Six Months Ended
                               June 30,          June 30,
Interest Income             1994      1993      1994        1993
Loans, including fees    $  72121  $  65491  $  36616    $  33079
Loans held for sale           473       - -       151         - -
Investment securities held to maturity
     Tax-exempt              6974      6089      3627        3032
     Dividends                 30        40        15          18
Investments securities available for sale
     Taxable                10878     10110      5542        5202
     Dividends                 43        18        24           9
Federal funds sold and other
short term investments        647       551       355         269
     Total Interest Income 111182    110499     56032       55270
Interest Expense
Savings deposits            19397     20112      9900        9950
Time deposits               21379     23993     11056       11709
Federal funds purchased and
securities sold under
repurchase agreements         501       361       276         191
Other short-term borrowings    91        81        52          39
Other borrowings               10       338         5         170
     Total Interest Expense 41378     44885     21289       22059
Net interest income         69804     65614     34743       33211
Provision for possible
loan losses                  1800      3500       900        2000
Net interest income after
provision for possible
loan losses                 68004     62114     33843       31211
Non-Interest Income
Fees from trust services      374       340       194         180
Service charges on deposit
accounts                     2868      2469      1472        1307
Net gains on securities
transactions                 3964      5574       622        2302
Fees from mortgage servicing 1696      2178       851         923
Gains on sales of loans       240       775         0         318
Other                        2377      2242      1181        1261
     Total Non-Interest
     Income                 11519     13578      4320        6291
Non-Interest Expense
Salaries and other
compensation                13580     12268      6796        6211
Employee benefits expense    3623      3269      1838        1678
FDIC insurance premiums      3429      3339      1715        1686
Occupancy and equipment
expense                      5536      4648      2750        2293
Amortization of intangible
assets                       1512      2383       627        1425
Other                        8104      7514      4244        4041
     Total Non-Interest
     Expense                35784     33421     17970       17334
Income before income taxes  43739     42271     20193       20168
Income tax expense          14766     14552      6711        7101
Income before cumulative
effect of accounting
change                      28973     27719     13482       13067
Cumulative effect of
accounting change             - -      -402       - -         - -
Net Income               $  28973  $  27317  $  13482      $13067
Per share data:
Income before cumulative
effect of accounting change $1.08     $1.06      $0.5        $0.5
Cumulative effect of
accounting change               0     -0.02         0           0
     Net Income             $1.08     $1.04      $0.5        $0.5
Weighted average shares
outstanding              26940198  26298758  26990965    26361555

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)                         Six Months Ended
                                            June 30,
                                         1994      1993

Cash flows from operating activities:
Net income
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization
of intangible assets                     3766      4236
Amortization of compensation
costs pursuant to long term
stock incentive plan                      143       124
Provision for possible loan
losses                                   1800      3500
Net amortization(accretion)
of premiums and discounts                3455      2533
Net deferred income tax benefit         -4300     -1118
Net gains on securities
transactions                            -3964     -5574
Gain on sale of loans                    -240      -775
Net increase(decrease) in
unearned income                           -65       219
Proceeds from recoveries on
charged-off loans                         783       668
Net decrease in accrued interest
receivable and other assets              2581      5542
Net increase(decrease) in
accrued expenses and
other liabilities                         233     -7357
Net cash provided by operating
activities:                             33165     29315
Cash flows from investing activities:
Cash received pursuant to acquisitios     - -      7566
Proceeds from maturing investment
securities held to maturity            151669    166551
Proceeds from sales of investment
securities held to maturity             41084       - -
Purchases of investment securities
held to maturity                      -129232   -180071
Purchases of mortgage servicing
rights                                   -556       -10
Proceeds from sales of investment
securities held for sale               157866    184050
Proceeds from maturing investment
securities held for sale                28162      4711
Purchases of investment securities
held for sale                         -187391   -133826
Net decrease in federal funds sold      45450     53400
Net increase in loans made to
customers                             -158432    -98209
Purchases of premises and
equipment                               -2280     -5768
Net increase in due from customers
on acceptances outstanding               -402      -286
Net cash used in investing
activities:                            -54062     -1892
Cash flows from financing activities:
Net increase(decrease) in deposits      59139    -11129
Net increase(decrease) in federal
funds purchased and other short
term borrowings                         19512     -1970
Net increase in bank acceptances
outstanding                               402       286
Dividends paid to common
shareholders                           -12874    -10035
Addition of common shares to
treasury                                  - -      -655
Common stock issued, net of
cancellations                            1781      1426
Repayments of other borrowings           -201       - -
Net cash provided by(used in)
financing activities                    67759    -22077
Net increase in cash and due
from banks                              46862      5346
Cash and due from banks at
January 1                               67455     89695
Cash and due from banks at
June 30                             $  114317  $  95041
Cash paid during the period for:
Interest on deposits and other
borrowings                          $   41308  $  46061
Federal and state income taxes      $   16000  $  17273

See accompanying notes to consolidated financial statements

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Consolidated Financial Statements
The Consolidated Statements of Financial Condition as of June 30, 1994, the Consolidated Statements of Income for the six and three month periods ended June 30, 1994 and 1993 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1994 and 1993 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1994 and for all periods presented have been made.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Earnings Summary

Valley National Bancorp's (Valley) net income for the three and six month period ending June 30, 1994 was $13.5 million and $29.0 million, or $0.50 and $1.08 per share, respectively (the 1993 per share amounts have been restated to give effect to a 10% stock dividend declared March 22, 1994 to shareholders of record April 15, 1994 and payable May 3, 1994). This compares with $13.1 million and $27.3 million or $0.50 and $1.04 per share for the same periods in 1993.

The increase in net income is largely attributable to an increase in net interest income of $1.5 million and $4.2 million or 4.6% and 6.4% over the same periods in 1993. A reduction in the provision for possible loan losses of $1.1 million and $1.7 million for the three and six month periods ending June 30, 1994 as compared to the same periods in 1993, was substantially offset by decreases in securities gains, decreases in gains from the sale of mortgage loans and decreases in mortgage servicing income. The annualized return on average assets decreased to 1.68% from 1.72% while the annualized return on average equity decreased to 21.0% from 23.4%, for the six months ended June 30, 1994 and 1993, respectively.
Book value per share amounted to $10.12 at June 30, 1994 compared with $9.24 per share at June 30, 1993.

Merger Activity

On July 5, 1994, Valley entered into a letter of intent to acquire Rock Financial Corporation, holding company of Rock Bank. Rock Bank, a commercial bank headquartered in North Plainfield, New Jersey, with total assets at $190 million and five branches, is a preferred SBA lender, which will introduce a new line of business to Valley. A definitive merger agreement is expected to be signed during August, 1994 and the merger is expected to take place by the end of 1994 or early 1995 at the latest.

Net Interest Income

Net interest income on a fully tax equivalent basis ("FTE") increased by $1.9 million and $4.8 million or 5.4% and 6.9%, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993. The increase was due primarily to the decrease in interest rates on interest bearing deposit accounts and increased loan volume.

Average interest earning assets increased $244.1 million during the six months ended June 30, 1994, or 8.1% over the 1993 amount for the same period, which includes approximately $207.7 million from the Peoples Bank, N.A. ("Peoples") merger. The average balance of all investment securities for the six month period ended June 30, 1994, including those available for sale totalled $1.34 billion, and includes approximately $47.5 million from Peoples. This amount decreased by $62.0 million or 4.4% over the 1993 average balance to fund new loans. Loan demand continued to increase, especially commercial mortgage loans and various types of consumer loans causing the average balance of all loans to increase by $301.6 million or 19.3% at June 30 1994 compared to June 30 1993, including $139.3 million from Peoples.

The yield on loans decreased 60 basis points from June 30, 1993 to June 30, 1994, offsetting the increase in volume of new loans.

Average interest-bearing liabilities grew 5.4% or $140.4 million including $164.1 million from Peoples during the six months ended June 30, 1994 over the prior year. Average savings deposit balances increased $165.6 million or 11.4% including the $110.5 million from Peoples during the six months ended June 30, 1994 over June 30, 1993, while average time deposits decreased $24.4 million or 2.2% during the same period including the $53.6 million from Peoples. Average demand deposits during 1994 continued to grow and increased by $78.2 million or 23.6% over the 1993 six month average balance, of which approximately $42.3 million was from the Peoples merger.

The net interest margin decreased to 4.51% and 4.56% for the second quarter and six month period ended June 30, 1993 from 4.65% and 4.61% for the same period in 1993 and was mainly the result of changes in market interest rates. The yield on average earning assets declined 45 basis points from 7.56% for the three months ended June 30, 1993 to 7.11% for the three months ended June 30, 1994, while the cost of interest-bearing liabilities dropped 31 basis points, from 3.39% to 3.08% for the same periods. For the six month period ended June 30, 1994 the yield on average earning assets declined 50 basis points from 7.61% to 7.11% over 1993, while the cost of interest bearing liabilities dropped 43 basis points from 3.46% to 3.03% during the same period. The decrease in the net interest margin of 5 basis points for the six months ended June 30, 1994 was offset by the increased amount of average earning assets over average interest-bearing liabilities causing net interest income to increase.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $3.7 and $7.6 million for the quarter and six months ended June 30, 1994 compared with $4.0 and $8.0 million for the same period in 1993.

Service charges on deposit accounts increased $165 thousand or 12.6% and $399 thousand or 16.2% for the quarter and six months ended June 30, 1994 over the comparable period in 1993. An expanded customer base and the related volume of transactions generated most of the increase to service charges.

Fees from mortgage servicing decreased by $72 thousand or 7.8% for the second quarter ending June 30, 1994 compared to 1993, while decreasing $482 thousand or 22.1% for the six months ended June 30, 1994 over the same 1993 period.

At June 30, 1994 VNB Mortgage Services, Inc. ("MSI") serviced a total of $1.12 billion of loans, of which $494.0 million are serviced for Valley National Bank ("VNB"). The portfolio declined during the second quarter of 1994 as a result of payments, which were partially offset by Valley's loan origination volume added to the portfolio, causing the decline in mortgage servicing revenue. Other income totalled $1.2 and $2.4 million, respectively, for the quarter and six month periods ended June 30, 1994 compared with $1.3 and $2.2 million for the same periods in 1993. The decrease of 6.4% for the second quarter ended June 30, 1994 was mainly caused by the recording of an unrealized loss on loans held for sale of $271 thousand. There were no gains on the sale of loans and $240 thousand of gains, during the quarter and six months ending June 30, 1994 as compared to $318 thousand and $775 thousand during the same period in 1993.

Net gains on securities transactions decreased $1.7 million and $1.6 million for the quarter and six months ended June 30, 1994 to $622 thousand and $4.0 million, respectively, compared with $2.3 million and $5.6 million, respectively, for the same periods in 1993.

Non-Interest Expense

Non-interest expense totalled $18.0 and $35.8 million for the quarter and six months ending June 30, 1994, $636 thousand or 3.7% and $2.4 million or 7.1% above the same periods in 1993. The largest component of non-interest expense is salaries and employee benefit expense which totalled $8.6 million and $17.2 million for the quarter and six months ended June 30, 1994 compared to $7.9 million and $15.5 million in 1993, an increase of $745 thousand or 9.4% and $1.7 million or 10.7% over the same 1993 periods. This increase was attributable to increased salaries mostly from expanded operations and the increased cost of employee benefits.

Occupancy and equipment expense increased by $457 thousand or 19.9% and $888 thousand or 19.1% for the quarter and six months ended
June 30, 1994 over the same periods in 1993. The increase represents additional branches and related costs incurred as a result of the merger with Peoples in 1993.

Amortization of intangible assets decreased by $798 thousand or 56.0% and $871 or 36.6% for the quarter and six months ended June 30, 1994 over the same periods in 1993. The majority of this decrease represents the decreased amortization of purchased mortgage servicing rights due to the slow down of pre-payments during 1994.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 33.8% for the six months ending June 30, 1994 compared to 34.4% for the same period in 1993. During the second quarter of 1994 income tax expense as a percentage of pre-tax income decreased to 33.2% from 35.2% partly due to a lower tax rate on a new investment subsidiary and the elimination in the State of New Jersey corporate income tax surcharge of .375%.

FUNDS MANAGEMENT

Interest Rate Sensitivity

Managing net interest margin continues to be the single most important factor in maximizing earnings. Through its Asset/Liability Policy, Valley strives to maintain a consistent net interest rate differential by managing the sensitivity and repricing of its assets and liabilities to interest rate fluctuations.

Valley seeks to achieve a sufficient level of rate sensitive assets to equal its rate sensitive liabilities, and analyzes the maturity and repricing of earning assets and sources of funds at various intervals. The level by which repricing earning assets exceed or are exceeded by repricing sources of funds is expressed as a ratio and dollar value (interest sensitivity gap) and is used as a measure of interest rate risk.

At June 30, 1994, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $163.8 million or a ratio of .87:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $250.3 million or a ratio of .37:1 and resulted in a negative gap. The total negative gap repricing within 365 days as of June 30, 1994 is $414.1 million or .75:1. In view of the present economic climate, management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increase or decreases.

The above gap results take into account repricing and maturities of assets and liabilities, but fails to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation technique to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to this computer model, an interest rate increase of 300 basis points or a decrease of 100 basis points had a minimal impact on Valley's net interest income. Management cannot provide any assurance about the actual effects of changes in interest rates on Valley's net interest income.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing in one year or less and securities available for sale. At June 30, 1994, liquid assets amounted to $687.9 million as compared to $751.7 million at December 31, 1993. This represents 20.8% and 23.0% of earning assets and 19.7% and 22.0% of total assets at June 30, 1994 and year end 1993, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand.
Core deposits averaged $2.51 billion and $2.45 billion at June 30, 1994 and year end 1993, respectively, representing 77.4% and 78.9% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. During the quarter ended June 30, 1994, proceeds from the sales of investment securities available for sale were $26.8 million, proceeds from the sale of investment securities held to maturity were $41.1 million sold within the three months of maturity and proceeds of $79.2 million were generated from investment maturities from the portfolio and available for sale categories. Purchases of investment securities available for sale were $38.2 million and purchases for the portfolio were $50.2 million during the same quarter of 1994. Short term borrowings and certificates of deposit over $100 thousand amounted to $222.5 million and $178.4 million, on average, at June 30, 1994 and December 31, 1993, respectively.

The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source is expected to be adequate to pay dividends, given the current strong capital levels and current profitable operations of its subsidiary.

Investment Securities

Effective January 1, 1994, Valley adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investment in Debt and Equity Securities". The financial impact of adoption represented an addition to Shareholders' Equity of $4.5 million, net of taxes. At June 30, 1994, the unrealized loss, net of deferred taxes, resulted in a decrease to Shareholders' Equity of $9.1 million. As of June 30, 1994 Valley had $430.2 million of securities available for sale compared with $441.5 million at December 31, 1993. As of January 1, 1994, those securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity.
Total investment securities, including securities classified as held to maturity and available for sale, decreased $77.2 million from year-end 1993 to the second quarter of 1994 to $1.30 billion. This decrease was used to fund the increase in new loans.

Loan Portfolio

Residential mortgage and home equity loans, including residential mortgages held for sale increased by 3.2% or $19.4 million to a total of $633.8 million at June 30, 1994 since December 31, 1993 and represents 32.3% of the loan portfolio. The volume of residential mortgage loan applications began to decline during the quarter as interest rates increased. Installment loans, including predominantly automobile and credit card loans, totalled $580.0 million at June 30, 1994, increasing by $51.4 million over the balance at December 31, 1993 or 9.7% and representing 29.6% of the loan portfolio. Commercial mortgages increased 15.5% or $59.9 million from December 31, 1993 to June 30, 1994, partially as a result of refinancing activity.

It is expected that the increase in volume of installment and commercial mortgage loans will continue into the third quarter of 1994, while residential mortgage loan volume declined due to higher interest rates causing the recent slow-down in refinancing activity.

Non-Performing Assets

Non-performing assets include non-accrual loans, other real estate owned (OREO) and loans past due in excess of 90 days as to the collection of principal or interest payments. Non-performing assets were $30.1 million or 1.5% of loans, net of unearned income at June 30, 1994, compared with $30.2 million, or 1.67% of loans net of unearned income at December 31, 1993 and $36.0 million, or 2.27% of loans at June 30, 1993. During the six months ended June 30, 1994 one loan became 90 days past due, and subsequently non-accrual, adding $7.7 million in non-performing assets while a series of the loans were taken out of the category.

In May of 1993, FASB issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" which applied to financial statements for fiscal years beginning after December 15, 1994. This Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Valley has not yet determined the impact of this statement.

Asset Quality and Risk Elements

The level of the allowance is the result of an ongoing analysis by management and Valley's Board of Directors. This analysis attempts to take into account various data so as to assess the level of the allowance. Emphasis is placed on the current economic climate and the condition of the real estate market in the Northern New Jersey area. Management addressed these current economic conditions and applied that information to changes in the composition of the loan portfolio. The level of non-performing assets as well as the level of the allowance, coupled with the continued recovery of the economy was responsible for the decision to decrease the provision from $3.5 million during the first six months of 1993 to $1.8 million in the first six months of 1994.

Valley's level of the loan loss allowance has increased by $538 thousand since year end 1993. At June 30, 1994 the allowance for loan losses amounted to $35.7 million or 1.8% of loans, including loans held for sale, net of unearned income, as compared to $35.2 million or 1.9% at year end 1993 and was 119.0% of non-performing assets at June 30, 1994.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. The provision for possible loan losses amounted to $900 thousand and $1.8 million for the quarter and six months ended June 30, 1994 compared to $2.0 million and $3.5 million for the same periods in 1993. Net loan charge-offs were $1.3 million for the six months ended June 30, 1994 compared with $1.9 million for the same period in 1993. The ratio of net charge-offs to average loans amounted to 0.14% and 0.25%, respectively, at June 30, 1994 and 1993.

Capital Adequacy

A significant measure of the strength of a financial institution is a strong capital base which can expand in close proportion to asset growth. It is the capital base which provides the primary risk insurance to depositors. Also, it is an important consideration to federal regulators, analysts of Valley's common stock, as well as others in the marketplace. At June 30, 1994, shareholders' equity totalled $273.4 million or 7.81% of total assets, compared with $264.4 million or 7.75% at year-end 1993. Valley has achieved steady internal capital generation throughout the past five years.

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

Valley's capital position at June 30, 1994 under risk-based capital guidelines was $277.3 million, or 13.97% of risk-weighted assets, for Tier 1 capital and $302.2 million, or 15.23% for total Tier 1 and Tier 2 capital. The comparable ratios at December 31, 1993 were 13.93% for Tier 1 capital 15.18% for total Tier 1 and Tier 2 capital. Valley's ratios at June 30, 1994 are above the risk-based capital standards, which require all bank holding companies to have Tier 1 capital of at least 4% and total Tier 1 and Tier 2 capital of 8%.

The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier 1 capital to average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations will be expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital. In all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. At June 30, 1994 and December 31, 1993, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 7.99% and 7.62%, respectively.

VNB is also subject to similar but separate capital adequacy guidelines. VNB is subject to risk-based capital rules and leverage rules issued by the Comptroller of the Currency. As of June 30, 1994, VNB's total Tier 1 and Tier 2 capital ratio was 13.88% and its leverage ratio was 7.17%.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 55.6% for the six months ended June 30, 1994 compared to 63.3% for the six months ended June 30, 1993. Cash dividends for the first six months of 1994 amounted to $.50 per share, equivalent to a dividend payout ratio of 44.4%, up from the 36.7% for the same period in 1993. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY NATIONAL BANCORP
                                      (Registrant)



Date:     August 15, 1994             /s/Peter Southway
                                      PETER SOUTHWAY
                                      PRESIDENT AND CHIEF
                                      OPERATING OFFICER


Date:     August 15, 1994             /s/Alan D. Eskow
                                      ALAN D. ESKOW
                                      SENIOR VICE PRESIDENT
                                      FINANCIAL ADMINISTRATION