Form 10-Q
period 1994-09-30
VALLEY NATIONAL BANCORP
filed 1994-11-14
CIK 714310

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities
     Exchange Act of 1934
     For the Period Ended September 30, 1994

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

Common Stock (No par value), of which 27,071,257 shares were outstanding as of November 3, 1994.





                      VALLEY NATIONAL BANCORP

                                INDEX

                                                 Page Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Statements of Financial Condition        3
September 30, 1994 and December 31, 1993 (Unaudited)

Consolidated Statements of Income                     4
Nine and Three Months Ended
September 30, 1994 and 1993 (Unaudited)

Consolidated Statements of Cash Flows                 5
Nine Months Ended September 30, 1994 and 1993
(Unaudited)

Notes to Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of  7 - 12
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K           13

SIGNATURES                                            14

EXHIBIT INDEX                                         15

                              -2-

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

($ in thousands)                        September 30,  December 31,
                                            1994          1993
Assets
Cash and due from banks                  $  106441     $   67455
Federal funds sold                           36875         88050
Investment securities held to
maturity, fair value of $846,888
and $960,813 in 1994 and 1993,
respectively                                869935        939993
Investment securites available
for sale, fair value of $448,818
in 1993                                     399669        441482
Loans, net of unearned income              2028649       1802000
Less:  Allowance for possible loan
losses                                      -35890        -35205
Loans, net                                 1992759       1766795
Premises and equipment, net                  40893         40248
Due from customers on acceptances
outstanding                                   1642          1192
Accrued interest receivable                  21120         23650
Other assets                                 56064         44637
     Total assets                        $ 3525398     $ 3413502

Liabilities

Deposits:
     Non-interest bearing deposits       $  409502     $  408605
     Interest bearing:
          Savings deposits                 1604491       1637381
          Time deposits                    1166742       1033771
Total deposits                             3180735       3079757

Federal funds purchased and
securities sold under
repurchase agreements                        31106         35110
Treasury tax and loan account                 5950          7834
Bank acceptances outstanding                  1642          1192
Accrued expenses and other liabilities       22949         22514
Other borrowings                              2378          2667
     Total liabilities                     3244760       3149074

Shareholders' Equity

Common stock, no par value, authorized
37,537,500 shares, issued 27,177,567
shares in 1994 and 24,529,552 in 1993        15274         8660
Surplus                                     115821        46438
Retained earnings                           161485       211296
Unrealized loss on investment
securities available for sale                -9976          - -
                                            282604       266394

Cost of shares in treasury (113,003
common shares in 1994 and 1993)              -1966        -1966
     Total shareholders' equity             280638       264428

          Total liabilities and
          shareholders' equity           $ 3525398    $ 3413502

See accompanying notes to consolidated financial statements.

                                 -3-

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands except for per share data)


                           Nine Months Ended   Three Months Ended
                             September 30,        September 30,
                            1994      1993      1994       1993

Interest Income
Loans, including fees     $111405   $100889   $ 39284     $ 35399
Loans held for sale           580       335       106         335
Investment securities
held to maturity
  Taxable                   28926     40199      8910       11999
  Tax-exempt                10686      9258      3712        3169
  Dividends                    46        54        15          14
Investment securities
available for sale
  Taxable                   16425     16615      5547        6505
  Dividends                    89        28        46           9
Federal funds sold and
other short term
investments                  1203       770       557         219
  Total Interest Income    169360    168148     58177       57649

Interest Expense
Savings deposits            30020     30223     10623       10110
Time deposits               33847     35595     12467       11602
Federal funds purchased
and securities sold under
repurchase agreements         726       556       224         196
Other borrowings              150       681        50         262
  Total Interest Expense    64743     67055     23364       22170
Net interest income        104617    101093     34813       35479
Provision for possible
loan losses                  2700      5000       900        1500
Net interest income after
provision for possible
loan losses                101917     96093     33913       33979
Non-Interest Income
Fees from trust services      560       495       186         155
Service charges on
deposit accounts             4301      4037      1434        1569
Gains on securities
transactions, net            5212      6664      1248        1089
Fees from mortgage
servicing                    2482      2891       785         928
Gains on sales of loans       240      2422         0        1647
Other                        3827      3886      1450        1427
  Total Non-Interest
  Income                    16622     20395      5103        6815

Non-Interest Expense
Salaries and other
compensation                20622     19296      7042        7028
Employee benefits expense    5504      4867      1881        1597
FDIC insurance premiums      5166      5005      1736        1667
Occupancy and equipment
expense                      8346      7686      2810        3038
Amortization of intangible
assets                       2108      3864       597        1481
Other                       11950     11841      3844        4327
  Total Non-Interest
  Expense                   53696     52559     17910       19138

Income before income
taxes                       64843     63929     21106       21656
Income tax expense          21774     22676      7008        8124
Income before cumulative
effect of accounting
change                      43069     41253     14098       13532
Cumulative effect of
accounting change             - -      -402       - -         - -
Net Income                $ 43069   $ 40851    $14098     $ 13532

Per share data:
  Income before cumulative
  effect of accounting
  change                  $   1.6   $  1.55    $ 0.52     $  0.51
  Cumulative effect of
  accounting change             0     -0.02         0           0
Net Income                $   1.6   $  1.53    $ 0.52     $  0.51
Weighted average shares
outstanding              26976466  26470457  27047818    26808256


See accompanying notes to consolidated financial statements.
                                -4-

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)                               Nine Months Ended
                                                  September 30,
                                                1994        1993
Cash flows from operating activities:
  Net income                                 $   43069   $   40851
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization of
     intangible assets                            5547        6786
     Amortization of compensation costs
     pursuant to long term stock incentive
     plan                                          222         178
     Provision for possible loan losses           2700        5000
     Net amortization(accretion) of premiums
     and discounts                                4907        4283
     Net deferred income tax benefit             -7035       -3424
     Net gains on securities transactions        -5212       -6664
     Gain on sale of loans                        -240       -2442
     Gain on sale of premises and equipment       -213         - -
     Net increase(decrease) in unearned
     income                                         66         501
     Proceeds from sale of loans held
     for sale                                        0       90313
     Proceeds from recoveries on charged-off
     loans                                        1595        1018
     Net increase in accrued interest
     receivable and other assets                  4147        9033
     Net decrease in accrued expenses
     and other liabilities                        -957       -6356
     Net cash provided by operating
     activities:                                 48596      139077
Cash flows from investing activities:
   Proceeds from sales of investment
   securities held for sale                     178738      319336
   Proceeds from maturing investment
   securities held for sale                      47327       12849
   Purchases of investment securities
   held for sale                               -197390     -242281
   Proceeds from maturing investment
   securities held to maturity                  207700      243374
   Proceeds from sales of investment
   securities held to maturity                   41084         - -
   Purchases of investment securities
   held to maturity                            -182278     -278915
   Purchases of mortgage servicing rights        -1099        -249
   Net decrease in federal funds sold            51175       63700
   Net increase in loans made to customers -230085 -189688 Purchases of premises and equipment,
   net of sales                                  -3870       -6816
   Net (increase) decrease in due from
   customers on acceptances outstanding           -450         292
     Net cash used in investing activities: -89148 -70832 Cash flows from financing activities:
   Net increase (decrease) in deposits          100978      -36174
   Net increase (decrease) in federal
   funds purchased and other short term
   borrowings                                    -5888         348
   Net increase (decrease) in bank
   acceptances outstanding                         450        -292
   Dividends paid to common shareholders        -18248      -15399
   Addition of common shares to treasury           - -        -780
   Common stock issued, net of cancellations      2535        1897
   Repayments of other borrowings                 -289          47
     Net cash provided by(used in) financing
     activities                                  79538      -50353
Net increase in cash and due from banks          38986       17892
Cash and due from banks at January 1             67455       89695
Cash and due from banks at September 30       $ 106441    $ 107587
Cash paid during the period for:
  Interest on deposits and other
  borrowings                                  $  63892    $  68302
  Federal and state income taxes                 23208       25493

See accompanying notes to consolidated financial statements

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Consolidated Financial Statements

The Consolidated Statements of Financial Condition as of September 30, 1994, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1994 and 1993 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1994 and 1993 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1994 and for all periods presented have been made.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Earnings Summary

Valley National Bancorp's (Valley) net income for the three and nine month period ending September 30, 1994 was $14.1 million and $43.1 million, or $0.52 and $1.60 per share. This compares with $13.5 million and $40.9 million or $0.51 and $1.53 per share for the same periods in 1993 (the 1993 per share amounts have been restated to give effect to a 10% stock dividend declared March 22, 1994 to shareholders of record April 15, 1994 and payable May 3, 1994). The increase in net income for the nine month period ending September 30, 1994 is largely attributable to an increase in net interest income of $3.5 million or 3.5% over the same periods in 1993. A reduction in the provision for possible loan losses of $600 thousand and $2.3 million for the three and nine month periods ending September 30, 1994 as compared to the same periods in 1993, was substantially offset by decreases in securities gains and decreases in gains from the sale of mortgage loans. The annualized return on average assets decreased to 1.64% from 1.67% while the annualized return on average equity decreased to 20.71% from 22.65%, for the nine months ended September 30, 1994 as compared to the same period in 1993. Book value per share increased to $10.37 at September 30, 1994 compared with $9.55 per share at September 30, 1993.

Merger Activity

On October 17, 1994, Valley entered into a letter of intent to acquire American Union Bank, a $55 million, two-office bank headquartered in Union, New Jersey. A definitive merger agreement was signed November 9, 1994, and the merger is expected to take place by March 31, 1995.

On July 5, 1994, Valley entered into a letter of intent to acquire Rock Financial Corporation, holding company of Rock
Bank.  Rock Bank, a commercial bank headquartered in North
Plainfield, New Jersey, with total assets at $190 million and five branches, is a preferred SBA lender, which will introduce a new line of business to Valley. A definitive merger agreement was signed August 26, 1994 and the merger is expected to take place by the end of 1994 or early 1995.

Net Interest Income

Net interest income on a fully tax equivalent basis ("FTE") decreased by $500 thousand or 1.4%, for the quarter ended
September 30, 1994, and increased $4.2 million or 4.0% for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase in net interest income for the nine months ended September 30, 1994 was the result of an increase in the volume of interest earning assets and a decrease in interest rates on deposit liabilities, partially offset by decreased rates on interest earning assets. The decrease in net interest income for the three months ended
September 30, 1994 over the same quarter in 1993 was due to a decrease in interest rates on interest earning assets and an increase in rates on interest bearing liabilities. This was partially offset by the increased volume of interest earning assets.

Average interest earning assets increased $212.6 million during the nine months ended September 30, 1994, or 6.9% over the 1993 amount for the same period, which includes average assets from Peoples Bank, N.A. ("Peoples") for the nine months of 1994 versus only three months in 1993. The average balance of all investment securities for the nine month period ended September 30, 1994, including those available for sale totalled $1.32 billion. This amount decreased by $99.0 million or 7.5% over the 1993 average balance and the decrease was used to fund new loans. Loan demand continued to increase, especially commercial mortgage loans and various types of consumer loans causing the average balance of all loans to increase by $298.7 million or 18.3% at September 30 1994 compared to September 30 1993. The yield on loans decreased 55 basis points from September 30, 1993 to September 30, 1994, offsetting the increase in volume of new loans.

Average interest-bearing liabilities grew 5.1% or $136.4 million during the nine months ended September 30, 1994 over the prior year, which includes average liabilities from Peoples for the nine monthns of 1994 versus only three months in 1993. Average savings deposit balances increased $116.0 million or 7.7% during the nine months ended September
30, 1994 over September 30, 1993, while average time deposits increased $19.1 million or 1.8% during the same period.
Average demand deposits during 1994 continued to grow and increased by $62.2 million or 17.7% over the 1993 nine month average balance.

The net interest margin decreased to 4.44% and 4.49% for the third quarter and nine month period ended September 30, 1994 from 4.67% and 4.63% for the same period in 1993 and was mainly the result of changes in market interest rates.
The yield on average earning assets declined 18 basis points from 7.43% for the three months ended September 30, 1993 to 7.25% for the three months ended September 30, 1994, while the cost of interest-bearing liabilities increased 7 basis points, from 3.24% to 3.31% for the same periods. For the nine month period ended September 30, 1994 the yield on average earning assets declined 42 basis points from 7.53% to 7.11% over 1993, while the cost of interest bearing liabilities dropped 28 basis points from 3.38% to 3.10% during the same period. The decrease in the net interest margin of 14 basis points for the nine months ended September 30, 1994 was offset by the increased amount of average earning assets over average interest-bearing liabilities causing net interest income to increase. Neither Valley nor its subsidiary Valley National Bank ("VNB") attempted to hedge their interest positions through the use of derivative transactions. The net interest margin declined during the last two quarters ending June 30, 1994 and September 30, 1994 by ten basis points and seven basis points, respectively, to 4.51% and 4.44% from 4.61% at March 31, 1994. Since September 30, 1993 the net interest margin declined twenty-three basis points from 4.67% to the current 4.44% at September 30, 1994. This decline is the result of interest costs on deposit liabilities rising faster than the interest income on interest earning assets. If interest rates continue to increase, this downward trend in net interest margin may continue.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $3.9 and $11.4 million for the quarter and nine months ended
September 30, 1994 compared with $5.7 and $13.7 million for the same period in 1993.

Service charges on deposit accounts decreased $135 thousand or 8.6% for the quarter ended September 30, 1994 and increased $264 thousand or 6.5% for the nine months ended September 30, 1994 over the comparable periods in 1993.
The decrease in the third quarter is a result of modifying service charges on deposit accounts. An expanded customer base and the related volume of transactions generated most of the increase to service charges for the nine months ended
September 30, 1994.

Fees from mortgage servicing decreased by $143 thousand or 15.4% for the third quarter ending September 30, 1994 compared to 1993, while decreasing $409 thousand or 14.1% for the nine months ended September 30, 1994 over the same 1993 period. At September 30, 1994 VNB Mortgage Services, Inc. ("MSI") serviced a total of $1.19 billion of loans, of which $506.0 million are serviced for VNB. On average the portfolio declined during 1994 as a result of payments, which were partially offset by newly acquired servicing and VNB's loan origination volume added to the portfolio, causing the decline in mortgage servicing revenue.

Other income totalled $1.5 and $3.8 million, respectively, for the quarter and nine month periods ended September 30, 1994 compared with $1.4 and $3.9 million for the same periods in 1993. The decrease of 1.7% for the nine month period ended September 30, 1994 was mainly caused by the recording of an unrealized loss on loans held for sale of $336 thousand.

There were no gains on the sale of loans and $240 thousand of gains on sale of loans, during the quarter and nine months ending September 30, 1994 as compared to $1.6 million and $2.4 million during the same period in 1993.

Net gains on securities transactions increased $159 thousand and decreased $1.5 million for the quarter and nine months ended September 30, 1994 to $1.2 million and $5.2 million, respectively, compared with $1.1 million and $6.7 million, respectively, for the same periods in 1993.

Non-Interest Expense

Non-interest expense totalled $17.9 and $53.7 million for the quarter and nine months ending September 30, 1994, a decrease $1.2 million or 6.4% and an increase of $1.1 million or 2.2% above the same periods in 1993. The largest component of non-interest expense is salaries and employee benefit expense which totalled $8.9 million and $26.1 million for the quarter and nine months ended September 30, 1994 compared to $8.6 million and $24.2 million in 1993, an increase of $298 thousand or 3.5% and $2.0 million or 8.1% over the same 1993 periods. This increase was attributable to increased salaries mostly from expanded operations and the increased cost of employee benefits.

Occupancy and equipment expense decreased by $228 thousand or 7.5% and increased $660 thousand or 8.6% for the quarter and nine months ended September 30, 1994 over the same periods in 1993. The comparative quarterly decrease is the result of additional rental income from buildings owned by Valley. The increase for the nine month period represents additional branches and related costs incurred as a result of the merger with Peoples in 1993.

Amortization of intangible assets decreased by $884 thousand or 60.0% and $1.8 million or 45.4% for the quarter and nine months ended September 30, 1994 over the same periods in 1993. The majority of this decrease represents the decreased amortization of purchased mortgage servicing rights due to the change in the expected life of the servicing portfolio.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 33.6% for the nine months ending September 30, 1994 compared to 35.5% for the same period in 1993. During the third quarter of 1994 income tax expense as a percentage of pre-tax income decreased to 33.2% from 37.5%. These decrease are the result of a lower tax rate on a new investment subsidiary and the elimination in the State of New Jersey corporate income tax surcharge of .375%.

FUNDS MANAGEMENT

Interest Rate Sensitivity

Managing net interest margin continues to be the single most important factor in maximizing earnings. Through its Asset/Liability Policy, Valley strives to maintain a consistent net interest rate differential by managing the sensitivity and repricing of its assets and liabilities.
Valley seeks to achieve a sufficient level of rate sensitive assets to equal its rate sensitive liabilities, and analyzes the maturity and repricing of earning assets and sources of funds at various intervals. The level by which repricing earning assets exceed or are exceeded by repricing sources of funds is expressed as a ratio and dollar value (interest sensitivity gap) and is used as a measure of interest rate risk.

At September 30, 1994, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $107.4 million or a ratio of .91:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $246.5 million or a ratio of .41:1 and resulted in a negative gap. The total negative gap repricing within 365 days as of September 30, 1994 is $353.9 million or .77:1.

The above gap results take into account repricing and maturities of assets and liabilities, but fails to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation technique to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates.
According to this computer model, an interest rate increase of 300 basis points or a decrease of 100 basis points had a negative impact of approximately 3.6% and 1.5%, respectively on Valley's net interest income over a twelve month period. Management cannot provide any assurance about the actual effects of changes in interest rates on Valley's net interest income.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing in one year or less and securities available for sale. At September 30, 1994, liquid assets amounted to $635.3 million as compared to $751.7 million at December 31, 1993. This represents 19.0% and 23.0% of earning assets and 18.0% and 22.0% of total assets at September 30, 1994 and year end 1993, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand.
Core deposits averaged $2.53 billion and $2.45 billion at September 30, 1994 and year end 1993, respectively, representing 76.8% and 78.9% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets.
Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. During the quarter ended September 30, 1994, proceeds from the sales of investment securities available for sale were $20.9 million, and proceeds of $75.2 million were generated from investment maturities from the portfolio and available for sale categories. Purchases of investment securities available for sale were $10.0 million and purchases for the portfolio were $53.0 million during the same quarter of 1994. Short term borrowings and certificates of deposit over $100 thousand amounted to $243.9 million and $178.4 million, on average, at September 30, 1994 and December 31, 1993, respectively.

The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source is expected to be adequate to pay dividends, given the current strong capital levels and current profitable operations of its subsidiary.

Investment Securities

Effective January 1, 1994, Valley adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"),
"Accounting for Certain Investment in Debt and Equity Securities". The financial impact of adoption represented an addition to Shareholders' Equity of $4.5 million, net of taxes. At September 30, 1994, the unrealized loss, net of deferred taxes, resulted in a decrease to Shareholders' Equity of $10.0 million. As of September 30, 1994 Valley had
$399.7 million of securities available for sale compared with $441.5 million at December 31, 1993. Available for sale securities are recorded at fair value with unrealized gains or losses reported as a separate component of shareholder's equity.

Total investment securities, including securities classified as held to maturity and available for sale, decreased $111.8 million from year-end 1993 to the third quarter of 1994 to $1.27 billion. This decrease was used to fund the increase in new loans.

Loan Portfolio

Residential mortgage and home equity loans, including residential mortgages held for sale increased by 5.1% or $31.5 million to a total of $645.9 million at September 30, 1994 since December 31, 1993 and represents 31.8% of the loan portfolio. The volume of residential mortgage loan applications continued to decline during the quarter as interest rates increased. Installment loans, including predominantly automobile and credit card loans, totalled $612.7 million at September 30, 1994, increasing by $84.1 million over the balance at December 31, 1993 or 15.9% and representing
30.2% of the loan portfolio. Commercial mortgages increased 20.9% or $81.0 million from December 31, 1993 to September 30, 1994, partially as a result of new business.

It is expected that the increase in volume of installment and commercial mortgage loans will continue into the fourth quarter of 1994, while residential mortgage loan volume declines due to higher interest rates causing the recent slow-down in refinancing activity.

Non-Performing Assets

Non-performing assets include non-accrual loans and other real estate owned (OREO). Non-performing assets were $23.0 million or 1.1% of loans, net of unearned income at September 30, 1994, compared with $21.7 million, or 1.20% of loans net of unearned income at December 31, 1993 and $27.0 million, or 1.5% of loans at September 30, 1993. Loans past due in excess of 90 days and still accruing interst, were $3.9 million at September 30, 1994, compared with $8.5 million at December 31, 1993 and $11.7 million at September 30, 1993.

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

Asset Quality and Risk Elements

The level of the allowance is the result of an ongoing analysis by management and Valley's Board of Directors. This analysis attempts to take into account various data so as to assess the level of the allowance. Emphasis is placed on the current economic climate and the condition of the real estate market in the Northern New Jersey area. Management addressed these current economic conditions and applied that information to changes in the composition of the loan portfolio. The level of non-performing assets as well as the level of the allowance, coupled with the continued recovery of the economy was responsible for the decision to decrease the provision from $5.0 million during the first nine months of 1993 to $2.7 million in the first nine months of 1994.

Valley's loan loss allowance has increased by $685 thousand since year end 1993. At September 30, 1994 the allowance for loan losses amounted to $35.9 million or 1.8% of loans, including loans held for sale, net of unearned income, as compared to $35.2 million or 1.9% at year end 1993 and was 156.0% of non-performing assets at September 30, 1994.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. The provision for possible loan losses amounted to $900 thousand and $2.7 million for the quarter and nine months ended September
30, 1994 compared to $1.5 million and $5.0 million for the same periods in 1993. Net loan charge-offs were $2.0 million for the nine months ended September 30, 1994 compared with $2.6 million for the same period in 1993. The ratio of net charge-offs to average loans amounted to 0.14% and 0.21%, respectively, at September 30, 1994 and 1993.

Capital Adequacy

A significant measure of the strength of a financial institution is a strong capital base which can expand in close proportion to asset growth. It is the capital base which provides the primary risk insurance to depositors. Also, it is an important consideration to federal regulators, analysts of Valley's common stock, as well as others in the marketplace.
At September 30, 1994, shareholders' equity totalled $280.6 million or 7.96% of total assets, compared with $264.4 million or 7.75% at year-end 1993. Valley has achieved steady internal capital generation throughout the past five years.

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

Valley's capital position at September 30, 1994 under risk-based capital guidelines was $286.1 million, or 13.29% of risk-weighted assets, for Tier 1 capital and $313.1 million, or 14.55% for total Tier 1 and Tier 2 capital. The comparable ratios at December 31, 1993 were 13.93% for Tier 1 capital 15.18% for total Tier 1 and Tier 2 capital. Valley's ratios at September 30, 1994 are above the risk-based capital standards, which require all bank holding companies to have Tier
1 capital of at least 4% and total Tier 1 and Tier 2 capital of 8%.

The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier
1 capital to average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations will be expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital. In all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. At September 30, 1994 and December 31, 1993, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.09% and 7.62%, respectively.

VNB is also subject to similar but separate capital adequacy guidelines. VNB is subject to risk-based capital rules and leverage rules issued by the Comptroller of the Currency. As of September 30, 1994, VNB's total Tier 1 and Tier 2 capital ratio was 13.13% and its leverage ratio was 7.22%.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 54.4% for the nine months ended September 30, 1994 compared to 62.3% for the nine months ended September 30, 1993. Cash dividends for the first nine months of 1994 amounted to $.73 per share, equivalent to a dividend payout ratio of 45.6%, up from the 37.7% for the same period in 1993. Valley's
Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              (10) Material Contracts
                   "Stock Option Agreement" dated April 1, 1992
                    between Valley National Bancorp and Michael
                    Guilfoile.

          b)   Reports on Form 8-K

               (1) On July 5, 1994 to report letter of intent to acquire Rock Financial Corporation.
               (2)  On August 29, 1994 to report signing of
                    definitive agreement to acquire Rock Financial
                    Corporation.

                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY NATIONAL BANCORP
                                           (Registrant)




Date:     November 10, 1994           /s/Peter Southway
                                      PETER SOUTHWAY
                                      PRESIDENT AND CHIEF
                                      OPERATING OFFICER




Date:     November 10, 1994           /s/Alan D. Eskow
                                      ALAN D. ESKOW
                                      SENIOR VICE PRESIDENT
                                      FINANCIAL ADMINISTRATION

                          EXHIBIT INDEX


Number        Description
  10          Stock Option Agreement, dated April 1, 1992

EXHIBIT 10

                     VALLEY NATIONAL BANCORP
                      STOCK OPTION AGREEMENT


     VALLEY NATIONAL BANCORP, a New Jersey corporation (the "Company"), this 1st day of April, 1992, (the "Option Date") hereby grants to MICHAEL GUILFOILE, residing at 369 Rowayton Avenue, Rowayton, Connecticut 06853 ("Guilfoile") an option to purchase shares of the Common Stock, no par value, of the Company ("Common Stock") in the amount and on the terms and conditions hereinafter set forth.
               1. Grant of Option. The Company hereby grants to Guilfoile the option (the "Option") to purchase all or any part of an aggregate of 5000 shares of Common Stock ("Shares") on the terms and conditions herein set forth.
               2. Purchase Price. The purchase price of the shares of Common Stock subject to the Option shall be $26.00 per share subject to adjustment as provided in Section (8) below.
               3. Final Termination. This Option shall be exercisable from the date hereof until November 18, 2001 or such shorter as is prescribed in this Agreement.
               4. Restrictions. This Option is subject to all the following conditions:
                   a.  This Option is not assignable or
transferable by Guilfoile;
                   b. This Option may be exercised only by the legal representative of Guilfoile in the event of his death or mentaldisability.

               5. Exercise. This Option shall be exercised by notice to the Company, accompanied by full payment in cash or check.
               6. Securities Law Restrictions. The Company is under no obligation to file a registration statement under the Securities Act of 1933 with respect to the Shares to be received upon exercise of the Option. Unless a registration statement under the Act has been filed and remains effective with respect to the Shares, the Company shall require that the offer and sale of such Shares be exempt from the registration provisions of the Act. As a condition of such exemption, the Company shall require a representation and undertaking, in form and substance satisfactory to counsel for the Company, that the optionee is acquiring the Shares for his own account for investment and not with a view to the distribution or resale thereof and shall otherwise require such representations and impose such conditions as shall establish to the Company's satisfaction that the offer and sale of the Shares issuable upon the exercise of the Option will not constitute a violation of the Act or any similar state act affecting the offer and sale. If the shares are issued in an exempt transaction, the Shares shall bear the following restrictive legend:

     THESE SHARES HAVE NOT BEEN REGISTERED UNDER
     THE SECURITIES ACT OF 1933, AS AMENDED.  NO
     SALE OR TRANSFER OF THE SHARES MAY BE AFFECTED
     WITHOUT AN OPINION OF COUNSEL TO THE COMPANY
     STATING THAT THE TRANSFER IS EXEMPT FROM
     REGISTRATION UNDER THE ACT AND ANY APPLICABLE
     STATE SECURITIES LAWS OR THAT THE SALE OR
     TRANSFER OF THE SHARES IS COVERED BY AN
     EFFECTIVE REGISTRATION STATEMENT WITH RESPECT
     TO THE SHARES.
                            -2-
               7. Restrictions on Transfer. This Option shall not be transferred, assigned, pledged or hypothecated by Guilfoile and shall not be subject to execution, attachment or similar process. In the event the terms of this paragraph are not complied with by Guilfoile, or if the Option is subject to execution, attachment or similar process, this Option shall immediately become null and void.
               8.  Anti-Dilution Provisions.  If prior to
expiration of the Option there shall occur any change in the outstanding Common Stock of the Company by reason of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, recapitalization, reorganization, liquidation, subscription rights offering, or the like, and as often as the same shall occur, then the kind and number of shares subject to the Option, or the purchase price per share of Common Stock, or both, shall be adjusted by the Board of Directors in such manner as it may deem equitable, the determination of which shall be binding and conclusive. Failure of the Board to provide for any such adjustment shall be conclusive evidence that no adjustment is required. The Company shall notify Guilfoile of any change.
               9. Acceleration of Option Period. Notwithstanding anything to the contrary specified herein, if there is a Change-in-Control of the Company as defined in the Company's Long-Term Stock Incentive Plan (the "Incentive Plan"), the Company, upon prior written notice to Guilfoile, may terminate the Option 60 days after giving Guilfoile notice of the Change-in-Control and the earlier termination date. During any sixty (60) day period following a Change-in-Control, Guilfoile may (i) exercise the Option, to the extent not previously exercised, or (ii) surrender this Option for cancellation and receive, to the extent the Option was not previously exercised, a cash payment equal to the Adjusted Fair Market Value (as defined in the Incentive Plan) of the Shares subject to the Option or portion thereof surrendered, over the aggregate purchase price for such Shares under this Option. This provision is intended to, and shall be interpreted to, give Guilfoile the same treatment as optionees under the Incentive Plan.
               10. Acceptance of Provisions. The execution of this Agreement by Guilfoile shall constitute Guilfoile's acceptance of and agreement to all of the terms and conditions of this Agreement.
               11. Notices. All notices and other communications required or permitted under this Agreement shall be in writing and shall be given either by (i) personal delivery or regular mail, in each case against receipt, or (ii) first class registered or certified mail, return receipt requested. Any such communication shall be deemed to have been given (i) on the date of receipt in the cases referred to in clause (i) of the preceding sentence and
(ii) on the second day after the date of mailing in the cases referred to in clause (ii) of the preceding sentence. All such communications to the Company shall be addressed to it, to the attention of its Secretary or Treasurer, at its then principal office and to Guilfoile at his last address appearing on the records of the Company or, in each case, to such other person or address as may be designated by like notice hereunder.
               12. Miscellaneous. This Agreement contains a complete statement of all the arrangements between the parties with respect to their subject matter, and this Agreement cannot be changed except by a writing executed by both parties. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey applicable to agreements made and to be performed exclusively in New Jersey. The headings in this Agreement are solely for convenience of reference and shall not affect its meaning or interpretation.
     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


                                 VALLEY NATIONAL BANCORP

                                 By:

                                 Michael Guilfoile