Form 10-Q/A
period 1994-09-30
VALLEY NATIONAL BANCORP
filed 1994-12-20
CIK 714310

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A


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


                          EXHIBIT INDEX


Number        Description
  27          Financial Data Schedules

                                -2-


                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY NATIONAL BANCORP
                                           (Registrant)

Date:     December 19, 1994           /s/Alan D. Eskow
                                      ALAN D. ESKOW
                                      SENIOR VICE PRESIDENT
                                      FINANCIAL ADMINISTRATION


                               -3-