Form 10-K
period 1994-12-31
VALLEY NATIONAL BANCORP
filed 1995-02-28
CIK 714310

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                           ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 0-11179

                           VALLEY NATIONAL BANCORP

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ------------------------

                  NEW JERSEY                                    22-2477875
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               1445 VALLEY ROAD                                   07474
              WAYNE, NEW JERSEY                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201-305-8800
                           ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
     --------------------------             -----------------------------
     Common Stock, no par value             New York Stock Exchange, Inc.


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   No
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $735,389,000 on January 31, 1995.

     There were 28,838,798 shares of Common Stock outstanding at January 31,
1995.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Definitive Proxy Statement for the 1995 Annual Meeting of shareholders to be held March 23, 1995 are incorporated by reference in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I

Item  1.   Business.....................................................................    1
Item  2.   Properties...................................................................    5
Item  3.   Legal Proceedings............................................................    5
Item  4.   Submission of Matters to a Vote of Security Holders..........................    5
Item 4A.   Executive Officers of the Registrant.........................................    6

PART II

Item  5.   Market for Registrant's Common Equity and Related Shareholder Matters........    6
Item  6.   Selected Financial Data......................................................    7
Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................    8
Item  8.   Financial Statements and Supplementary Data:
           Valley National Bancorp and Subsidiaries:
                Consolidated Statements of Income.......................................   24
                Consolidated Statements of Financial Condition..........................   25
                Consolidated Statements of Changes in Shareholders' Equity..............   26
                Consolidated Statements of Cash Flows...................................   27
                Notes to Consolidated Financial Statements..............................   28
                Independent Auditors' Report............................................   48
Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................................   49

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   49
Item 11.   Executive Compensation.......................................................   49
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   49
Item 13.   Certain Relationships and Related Transactions...............................   49

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   49
Signatures..............................................................................   51

                                     PART I
ITEM 1. BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 1994, Valley had consolidated total assets of $3.7 billion, total deposits of $3.3 billion, and total shareholders' equity of $300.2 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 62 branch offices located in northern New Jersey. These services include the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits; and the offer of full personal and corporate trust services, as well as pension and fiduciary services.

     VNB has three New Jersey wholly-owned subsidiaries which include a mortgage servicing company which services loans for VNB as well as others, a real estate company which holds and disposes of real estate which VNB may acquire through foreclosure, and an investment company which holds, maintains and manages investment assets for VNB.

RECENT ACQUISITION

     On November 30, 1994, Valley acquired Rock Financial Corporation ("RFC") and its five branch subsidiary, Rock Bank ("Rock"), located in North Plainfield, New Jersey. Valley issued approximately 1.7 million shares of its common stock to the shareholders of RFC. Rock had assets of $186.3 million, deposits of $165.7 million and shareholders' equity of $18.2 million. The merger was accounted for using the pooling of interests method of accounting.

PENDING ACQUISITIONS

     On November 9, 1994, Valley and VNB entered into an Agreement and Plan of Merger providing for the merger of American Union Bank ("American"), with its two branch offices located in Union and Roselle Park, New Jersey, with and into VNB. American shareholders will receive 0.50 shares, subject to adjustment, of Valley common stock for each share of American common stock. The merger has received approval of the shareholders of American and the Office of the Comptroller of the Currency ("OCC"), and is expected to close February 28, 1995. American has approximately $56 million in assets, $52 million in deposits and $4 million in shareholders' equity.

     On January 26, 1995, Valley and VNB entered into a letter of intent providing for the acquisition by Valley of Lakeland First Financial Group, Inc. ("LFG") and its principal savings bank subsidiary, Lakeland Savings Bank ("Lakeland"), headquartered in Succasunna, New Jersey. LFG, with assets of $661 million, deposits of $521 million and equity of $51 million, is a bank holding company which owns 100% of the outstanding stock of Lakeland, a state chartered savings bank with sixteen branch offices located in Morris, Sussex and Warren counties. The letter of intent provides for the taxfree exchange of 1.225 shares of Valley common stock for each of the 3,881,398 shares outstanding of LFG common stock and the conversion of LFG stock options into Valley stock options. The merger is expected to be accounted for under the pooling of interests method of accounting. In conjunction with the execution of the letter of intent, LFG also granted an option to Valley, at $21 per share to acquire 1,250,000 shares of LFG's authorized, but unissued common stock to be purchased by Valley in the event another institution gains control of LFG. The parties are working towards the execution of a definitive agreement which is expected by the end of February, 1995. The transaction is subject to the approval of the shareholders of LFG, the OCC, and the Federal Reserve Bank of New York. It is expected that this transaction will close during the third quarter of 1995.

COMPETITION

     The market for banking and bank related services is highly competitive. Valley and its subsidiary compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. Valley and its subsidiary compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Valley regularly reviews its products, locations and various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

     Valley receives applications for automobile loans from customers referred by a major insurance company. Over the last several years the amount of loans referred through the program has grown and Valley is continuously working to further expand the relationship. The insurance company has referred loans in this manner for approximately 40 years.

EMPLOYEES

     At year-end 1994, VNB and its subsidiaries employed 1,168 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                           SUPERVISION AND REGULATION

     The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the bank. It is intended only to briefly summarize some material provisions.

BANK HOLDING COMPANY REGULATION

     Valley is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require.

     The Bank Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Bank Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any additional bank. Under current law, a New Jersey based bank holding company, like Valley, is permitted to acquire banks located in New Jersey and in certain other states if the states had enacted laws specifically to permit acquisitions of banks by out-of-state bank holding companies having the largest proportion of their deposits in New Jersey. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Acquisitions through Valley National Bank require approval of the Comptroller of the Currency of the United States ("OCC"). Statewide branching is permitted in New Jersey. The Bank Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law. Until such provisions are effective, interstate acquisitions by bank holding companies will continue to be subject to current state law restrictions.

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

     The New Jersey legislature is presently examining whether it will opt-in with respect to earlier interstate banking and branching, as well as whether it will authorize de novo branching and the entry into New Jersey of foreign banks. New Jersey law presently prohibits foreign banks from entering New Jersey unless the foreign bank first acquired a domestic bank in another state.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Valley cannot be determined at this time.

     The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support such subsidiary bank in circumstances in which it might not do so absent such policy.

REGULATION OF BANK SUBSIDIARY

     Valley National Bank ("VNB") is subject to the supervision of, and to regular examination by, the OCC.

     Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or non-bank subsidiaries of its parent (other than direct subsidiaries of such bank) or, subject to broader exceptions, take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

DIVIDEND LIMITATIONS

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result substantially from dividends paid to Valley by its subsidiary. Payment of dividends to Valley by VNB, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. At December 31, 1994, under such requirements, VNB could have declared dividends in an amount aggregating $65.2 million. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservatory or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicating that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

     FIRREA also imposed certain independent appraisal requirements upon a bank's real estate lending activities and further imposed certain loan to value restrictions on a bank's real estate lending activities. The bank regulators have promulgated regulations in these areas.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

     The OCC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has Tier 1 leverage ratio of (a) at least
4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized". An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

     Insured institutions are generally prohibited from paying dividends or management fees if after making such payments, the institution would be "undercapitalized". An "undercapitalized" institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution's compliance with such plan. The liability of a holding company under any such guarantee is limited to the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount needed to comply with all applicable capital standards. The FDIC is accorded a priority over the claims of unsecured creditors in any bankruptcy proceeding of a holding company that has guaranteed an institution's compliance with a capital restoration plan. Further, "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" institutions are subject to increasingly extensive requirements and limitations, including mandatory sale of stock, forced mergers, and ultimately receivership or conservatorship. A "critical undercapitalized" institution, beginning 60 days after it becomes "critically undercapitalized", generally is prohibited from making any payment of principal or interest on the institution's subordinated debt.

     Under FDICIA, only "well capitalized" banks and those "adequately capitalized" banks which have obtained waiver from the FDIC may accept brokered deposits. Those "adequately capitalized" banks that are permitted to accept brokered deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area.

     FDICIA also required that the FDIC insurance assessments move from flat-rate premiums to a system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund ("BIF") at a reserve ratio specified in FDICIA. Beginning in January, 1993, BIF members paid an annual assessment rate of between 23 and 31 cents per $100 of domestic deposits, depending on the risk classification assigned by the FDIC to the BIF member. The FDIC was also granted authority under FDICIA to impose special assessments on insured depositary institutions to repay FDIC borrowings from the United States Treasury or other sources. In February, 1995, the FDIC announced that the risk based assessments for BIF institutions would drop to as low as $.04 for the best managed and well-capitalized institutions starting in late 1995. On the other hand, deposits insured under the Savings Association Insurance Fund ("SAIF") must remain at $.23 for at least two more years. Due to various acquisitions, Valley pays some deposit premiums to SAIF.

     FDICIA also contained the Truth in Savings Act, which requires certain disclosures to be made in connection with deposit accounts offered to consumers. The FRB has adopted regulations implementing the provisions of the Truth in Savings Act.

     In addition, significant provisions of FDICIA required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. FDICIA also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of "undercapitalized" banks to borrow from the Federal Reserve's discount window, and required federal banking regulators to perform annual on-site bank examinations and set standards for real estate lending.

ITEM 2. PROPERTIES

     The corporate headquarters and principal office of Valley are located in leased facilities in Wayne, New Jersey. The operations and data processing center for the bank is located in Passaic, New Jersey and retail lending is located in Fairlawn, New Jersey, both of which are owned by VNB. During 1995, it is planned that a consolidation of operations will commence with relocation to Wayne of many departments to an owned building adjacent to our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which Valley, the subsidiary bank or companies were a party, other than ordinary routine litigations incidental to business and which had no material effect on the presentation of the consolidated financial statements contained in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                   AGE AT
                                DECEMBER 31,        IN OFFICE
               NAMES                1994              SINCE                    OFFICE
        --------------------  -----------------     ---------         -------------------------
        Gerald H. Lipkin              53               1989           Chairman of the Board and
                                                                      Chief Executive Officer

        Peter Southway                60               1987           President and Chief
                                                                      Operating Officer

        Sam P. Pinyuh                 62               1990           Executive Vice President

        Peter Crocitto                37               1992           First Senior Vice President

        Robert E. Farrell             48               1992           First Senior Vice President

        Richard P. Garber             51               1992           First Senior Vice President

        Alan D. Lipsky                50               1994           First Senior Vice President

        Robert Mulligan               47               1993           First Senior Vice President

        Peter John Southway           34               1992           First Senior Vice President

        Jack M. Blackin               52               1993           Senior Vice President

        Alan D. Eskow                 46               1993           Senior Vice President

     All officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Effective December 1, 1993, Valley National Bancorp common stock began trading on the New York Stock Exchange (NYSE) under the symbol VLY. Prior to December 1, 1993, Valley common stock was traded on the National Association of Security Dealers Automated Quotations System (NASDAQ) under the symbol VNBP. The following table sets forth for each quarter period indicated the high and low prices for the common stock of Valley, which had been restated to give effect to a 10% stock dividend in May 1994.

                                                      YEAR 1994                        YEAR 1993
                                            ----------------------------       ---------------------------
                                             HIGH      LOW      DIVIDEND       HIGH       LOW     DIVIDEND
                                             ----      ----     --------       ----       ----    --------
        First Quarter....................  $30 1/8    $21 1/4    $0.23       $27 3/8    $20 5/8    $0.18
        Second Quarter...................  $31 5/8    $26 1/8    $0.25       $25 1/4    $22 3/4    $0.20
        Third Quarter....................  $27 1/2    $25 5/8    $0.25       $24 1/8    $22 1/4    $0.20
        Fourth Quarter...................  $27 1/8    $24 3/8    $0.25       $23 5/8    $21 1/8    $0.20

     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item I, "Business -- Supervision and Regulation" and Part II, Item 8, "Financial Statements and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements".

     There were 4,852 shareholders of record as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley National Bancorp's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. The data for years prior to 1994 have been restated to include Rock Financial Corp. which was acquired on November 30, 1994 in a transaction accounted for as a pooling of interests.

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income (taxable
  equivalent)........................  $  251,677   $  245,227   $  243,985   $  220,732   $  197,183
Interest expense.....................      93,839       93,426      114,947      115,695      104,336
                                       ----------   ----------   ----------   ----------   ----------
Net interest income (taxable
  equivalent)........................     157,838      151,801      129,038      105,037       92,847
Less: tax equivalent adjustment......       8,732        7,766        7,385        7,838        8,563
                                       ----------   ----------   ----------   ----------   ----------
  Net interest income................     149,106      144,035      121,653       97,199       84,284
Provision for possible loan losses...       3,545        6,360       16,320       12,268       12,795
                                       ----------   ----------   ----------   ----------   ----------
  Net interest income after provision
     for possible loan losses........     145,561      137,675      105,333       84,931       71,489
Gains on securities transactions.....       6,046        7,222        6,358        2,485          427
Non-interest income..................      16,433       19,292       24,609       12,232       10,862
Non-interest expense.................      79,018       76,640       70,826       54,381       43,362
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  cumulative effect of accounting
  change.............................      89,022       87,549       65,474       45,267       39,416
Income taxes.........................      29,978       30,703       22,095       13,547       10,784
                                       ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of
  accounting change..................      59,044       56,846       43,379       31,720       28,632
Cumulative effect of accounting
  change, net of tax.................          --         (402)          --           --           --
                                       ----------   ----------   ----------   ----------   ----------
  Net income.........................  $   59,044   $   56,444   $   43,379   $   31,720   $   28,632
                                        =========    =========    =========    =========    =========
PER COMMON SHARE:
Income before cumulative effect of
  accounting change..................  $     2.06   $     2.01   $     1.56   $     1.14   $     1.03
Cumulative effect of accounting
  change.............................          --        (0.01)          --           --           --
Net income...........................        2.06         2.00         1.56         1.14         1.03
Dividends............................        0.98         0.78         0.70         0.66         0.66
Book value...........................       10.41         9.88         8.43         7.58         7.02
Weighted average shares
  outstanding........................  28,729,424   28,260,888   27,873,723   27,853,268   27,859,680
RATIOS:
Return on average assets.............        1.60%        1.62%        1.36%        1.29%        1.44%
Return on average shareholders'
  equity.............................       20.03        21.42        19.17        15.40        14.54
Average shareholders' equity to
  average assets.....................        7.99         7.55         7.09         8.40         9.90
Dividend payout......................       48.28        39.52        45.15        58.26        64.11
Risk-based capital:
  Tier 1 capital.....................       13.74        14.13        13.52        11.91        12.27
  Total capital......................       15.00        15.39        14.77        13.23        13.35
Leverage ratio.......................        8.33         7.72         7.26         7.12         9.13
FINANCIAL CONDITION AT YEAR-END:
Assets...............................  $3,743,943   $3,604,868   $3,357,405   $3,055,062   $2,149,062
Loans, net of allowance..............   2,151,374    1,862,373    1,587,402    1,456,985    1,540,082
Deposits.............................   3,334,021    3,250,656    3,052,256    2,726,669    1,875,926
Shareholders' equity.................     300,191      282,451      235,550      211,398      196,184

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley National Bancorp's ("Valley") results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

RECENT ACQUISITION

     On November 30, 1994 Valley acquired Rock Financial Corporation ("RFC") and Rock Bank ("Rock"). Rock, a commercial bank, with five branches headquartered in North Plainfield, New Jersey with total assets of $186.3 million. Each share of common stock of RFC was converted into 1.85 common shares of Valley, for a total of 1.7 million shares. The transaction was accounted for using the pooling of interests method of accounting and, therefore, all of the financial data presented has been restated to include the combined entities.

PENDING ACQUISITIONS

     On November 9, 1994, Valley entered into a definitive merger agreement with American Union Bank ("American"), headquartered in Union, New Jersey, with approximately $56 million in assets and two branches. The transaction is scheduled to close by the end of February, 1995 and will be accounted for using the pooling of interests method of accounting. Each share of common stock of American will be exchanged for 0.50 shares of Valley common stock.

     On January 26, 1995 Valley entered into a letter of intent to acquire the $661 million Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered saving bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The letter of intent stipulates that 1.225 shares of common stock of Valley will be exchanged for each of the 3,881,398 shares of common stock of LFG. Valley and LFG also entered into a separate stock option agreement which gives Valley the option to purchase 1.25 million shares of authorized, but unissued common stock of LFG at an exercise price of $21.00 per share in the event that another party obtains control of LFG.

EARNINGS SUMMARY

     Net income grew to $59.0 million, or $2.06 per share in 1994 compared with $56.4 million or $2.00 per share in 1993 (all amounts have been restated for the Rock Financial Corporation merger and the 1993 per share amounts have been restated to give effect to a 10% stock dividend in 1994). This increase is largely attributable to an increase in net interest income of $5.1 million or 3.5%, and a decrease in the provision for loan losses of $2.8 million or 44.2%. This was offset by a decrease in other operating income of $4.0 million or 15.2% and was further offset by increased operating expenses in most non-interest expense categories. The return on average assets decreased in 1994 to 1.60% from 1.62% in 1993, while the return on average equity also decreased to 20.0% in 1994 from 21.4% at year-end 1993.

NET INTEREST INCOME

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $157.8 million for 1994 as compared to $151.8 million for 1993. The increase in 1994 was due primarily to the increase in total interest earning assets, partially offset by a decline in rates on those assets of 21 basis points from 1993 and a smaller increase in total interest bearing deposit liabilities, offset by a decline in rates on those liabilities of 12 basis points. The net interest margin decreased 6 basis points to 4.56% for 1994 compared to 4.62% for all of 1993.

     The decrease in net interest margin was caused substantially by the upward movement in interest rates during 1994. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Deposit rates increased faster than loan rates in 1994, leading to a decline in the net interest margin. The prime lending rate increased from 6.00% to the most recent level of 9.00% on

February 3, 1995, one year later. If rates continue their movement upward there may be a further decline in the net interest margin.

     Average interest earning assets increased $180.0 million in 1994, or 5.5% over the 1993 amount. This increase was mainly the result of increased automobile loan and commercial mortgage loan volume, due to lower interest rates during early 1994. Loans increased by $279.2 million or 15.9% over the 1993 amount. The average rate on loans decreased 29 basis points, but combined with the increase in average loan volume, interest income on loans for 1994 increased by $17.2 million over 1993. Offsetting this increase, was a decline in the average amount of investment securities of $100.3 million or 6.8% from the amount in the portfolio in 1993. The average balance of taxable investment securities decreased by $168.9 million or 13.8% over the 1993 average balance. Tax-exempt investments increased $68.6 million or 27.0% taking advantage of the increased yield available over taxable investments.

     Average interest-bearing liabilities grew 4.2% or $118.9 million due mainly to internal deposit growth. Deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $46.8 million or 12.1% over 1993 balances. Savings deposits increased by $89.4 million or 5.5%, while time deposits recorded a smaller increase of $17.9 million or 1.6%.

     The net interest margin decreased to 4.56% in 1994 from 4.62% in 1993, the result of an increase in loan volume at a rate of 29 basis points less than the prior year and offset by the effects of increased deposits rates, which decreased only 12 basis points. The decrease in the net interest margin of 6 basis points, coupled with the increase in average earning assets over average interest-bearing liabilities, was the basis for the increase in net interest income.

     The following table reflects the components of net interest income for each of the three years ended December 31, 1994.

        ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
              AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                         1994                               1993                               1992
                            -------------------------------    -------------------------------    -------------------------------
                             AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
                             BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
                            ----------   --------   -------    ----------   --------   -------    ----------   --------   -------
                                                                       (IN THOUSANDS)
ASSETS
Interest earning assets
Loans(1)(2)...............  $2,040,191   $163,522     8.02%    $1,760,978   $146,276     8.31%    $1,541,892   $139,355     9.04%
Taxable investments.......   1,057,869     63,867     6.04      1,226,791     78,003     6.36      1,200,033     84,042     7.00
Tax-exempt
  investments(1)..........     322,702     22,438     6.95        254,092     19,634     7.73        207,034     18,844     9.10
Federal funds sold and
  other short term
  investments(1)..........      43,569      1,850     4.25         42,503      1,314     3.09         45,956      1,744     3.83
                            ----------   --------   -------    ----------   --------   -------    ----------   --------   -------
Total interest earning
  assets..................   3,464,331   $251,677     7.26%     3,284,364   $245,227     7.47%     2,994,915   $243,985     8.15%
                                         --------   -------                 --------    ------                 --------   -------
Allowance for possible
  loan losses.............     (37,870)                           (34,572)                           (29,385)
Cash and due from banks...     132,250                            120,178                            105,975
Other assets..............     130,395                            118,226                            120,998
                            ----------                         ----------                         ----------
Total assets..............  $3,689,106                         $3,488,196                         $3,192,503
                             =========                          =========                          =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing
  liabilities
Savings deposits..........  $1,702,214   $ 42,346     2.49%    $1,612,801   $ 42,352     2.63%    $1,341,314   $ 48,571     3.62%
Time deposits.............   1,171,241     49,903     4.26      1,153,331     49,560     4.30      1,218,910     64,492     5.29
                            ----------   --------   -------    ----------   --------   -------    ----------   --------   -------
Total interest bearing
  deposits................   2,873,455     92,249     3.21      2,766,132     91,912     3.32      2,560,224    113,063     4.42
Federal funds purchased
  and securities sold
  under repurchase
  agreements..............      45,288      1,348     2.98         23,413        703     3.00         21,781        827     3.80
Other borrowings..........       8,903        242     2.73         19,255        811     4.21         22,439      1,057     4.71
                            ----------   --------   -------    ----------   --------   -------    ----------   --------   -------
Total interest bearing
  liabilities.............   2,927,646     93,839     3.21      2,808,800     93,426     3.33      2,604,444    114,947     4.41
                                         --------   -------                 --------   -------                 --------   -------
Demand deposits...........     434,545                            387,769                            327,172
Other liabilities.........      32,152                             28,119                             34,553
Shareholders' equity......     294,763                            263,508                            226,334
                            ----------                         ----------                         ----------
Total liabilities and
  shareholders' equity....  $3,689,106                         $3,488,196                         $3,192,503
                            ----------                         ----------                         ----------
Net interest income (tax
  equivalent basis).......                157,838                            151,801                            129,038
Tax equivalent
  adjustment..............                 (8,732)                            (7,766)                            (7,385)
                                         --------                           --------                           --------
Net interest income.......               $149,106                           $144,035                           $121,653
                                         --------                           --------                           --------
Net interest rate
  differential............                            4.05%                              4.14%                              3.74%
                                                    -------                            -------                            -------
Net interest margin(3)....                            4.56%                              4.62%                              4.31%
                                                    -------                            -------                            -------

- ---------------

(1) Interest income is presented on a tax equivalent basis using a 35% tax rate for 1994 and 1993 and a 34% tax rate for 1992.

(2) Loans are stated net of unearned income.

(3) Net interest income on a tax equivalent basis as a percentage of earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

        CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                          1994 COMPARED TO 1993            1993 COMPARED TO 1992
                                      ------------------------------   -----------------------------
                                          INCREASE(DECREASE)(2)            INCREASE(DECREASE)(2)
                                      ------------------------------   -----------------------------
                                      INTEREST    VOLUME      RATE     INTEREST   VOLUME      RATE
                                      --------   --------   --------   --------   -------   --------
                                                              (IN THOUSANDS)
Interest income:
  Loans(1)..........................  $ 17,246   $ (5,252)  $ 22,498   $  6,921   $18,639   $(11,718)
  Taxable investments...............   (14,136)    (3,792)   (10,344)    (6,021)   (4,675)    (1,346)
  Tax-exempt investments(1).........     2,804     (2,109)     4,913        789     3,891     (3,102)
  Federal funds sold and other short
     term investments(1)............       536        501         35       (447)     (123)      (324)
                                      --------   --------   --------   --------   -------   --------
                                         6,450    (10,652)    17,102      1,242    17,732    (16,490)
                                      --------   --------   --------   --------   -------   --------
Interest expense:
  Savings deposits..................        (6)    (2,292)     2,286     (6,219)    8,729    (14,948)
  Time deposits.....................       343       (421)       764    (14,932)   (3,377)   (11,555)
  Federal funds purchased and
     securities sold under
     repurchase agreements..........       645         (6)       651       (124)       53       (177)
  Other short term borrowings.......        66         94        (28)      (212)     (104)      (108)
  Other borrowings..................      (635)        --       (635)       (34)     (115)        81
                                      --------   --------   --------   --------   -------   --------
                                           413     (2,625)     3,038    (21,521)    5,186    (26,707)
                                      --------   --------   --------   --------   -------   --------
Net interest income.................  $  6,037   $ (8,027)  $ 14,064   $ 22,763   $12,546   $ 10,217
                                      ========   ========   ========   ========   =======   ========

- ---------------

(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate for 1994 and 1993 and a 34% tax rate for 1992.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

NON-INTEREST INCOME

     The following table presents the components of non-interest income for the years ended December 31, 1994, 1993 and 1992.

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1994        1993        1992
                                                        -------     -------     -------
                                                        (IN THOUSANDS)
        Trust income..................................  $   805     $   665     $   605
        Service charges on deposit accounts...........    6,314       5,984       4,568
        Gains on securities transactions, net.........    6,046       7,222       6,358
        Fees from mortgage servicing..................    3,320       3,812       4,399
        Gains on sales of loans.......................      544       3,505       8,569
        Other.........................................    5,450       5,326       6,468
                                                        -------     -------     -------
                  Total...............................  $22,479     $26,514     $30,967
                                                        =======     =======     =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions and the gain on the sale of loans, total non-interest income amounted to $15.9 million in 1994 compared with $15.8 million in 1993.

     Service charges on deposit accounts increased $330 thousand or 5.5% from 1993 to 1994. A majority of this increase is due to the expansion of account volume and increased fees charged on deposit accounts.

     Fees from mortgage servicing decreased by 12.9% from $3.8 million in 1993 to $3.3 million in 1994. These fees represent gross servicing fees and related ancillary fees for servicing mortgage portfolios by VNB Mortgage Services, Inc. ("MSI"), VNB's mortgage servicing subsidiary. This decrease represents in part the decline in the investor owned portfolio due to large prepayments during 1993 and continuing into early 1994. MSI serviced a total of $1.20 and $1.17 billion of loans as of December 31, 1994 and 1993, respectively, of which $536.6 and $467.0 million, respectively, are serviced for VNB. The portfolio remained almost unchanged between year-end 1994 and 1993. This was due to the acquisition of four small portfolios totalling approximately $111 million, the new origination of loans by VNB, net of prepayments of $48 million and prepayments of approximately $150 million of the portfolio serviced for outside investors. Amortization expense decreased during 1994 to $1.6 million from $3.7 million in 1993, reflecting the slow down in prepayments. An analysis is completed quarterly to determine amortization expense, based on all principal payments. At the current higher interest rate levels, the expected life of the portfolio has increased, causing amortization expense to decrease, which is in direct relation to the portfolio size and the level of expected future cash flows and service fees.

     Gains on the sales of loans were $544 thousand for 1994 compared to $3.5 million for 1993. In 1994 Valley stopped selling its new originated loans in order to maintain its loan growth. Loans awaiting sale are classified as loans held for sale, and are recorded at lower of cost or market value on the consolidated statement of financial condition at December 31, 1994 and 1993.

     Net gains on securities transactions in 1994 and 1993 amounted to $6.0 million and $7.2 million, respectively. This was the result of the sale of securities due to rising interest rates beginning in early 1994 and Valley's decision to take advantage of the increased yields available.

NON-INTEREST EXPENSE

     The following table presents the components of non-interest expense for the years ended December 31, 1994, 1993 and 1992.

                              NON-INTEREST EXPENSE

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Salary expense................................  $31,100     $29,181     $26,841
        Employee benefit expense......................    7,970       6,851       6,371
        FDIC insurance premiums.......................    7,288       7,071       6,042
        Net occupancy expense.........................    6,984       6,192       5,761
        Furniture and equipment expense...............    4,854       4,428       3,943
        Amortization of intangible assets.............    2,703       5,032       4,142
        Other.........................................   18,119      17,885      17,726
                                                        -------     -------     -------
                  Total...............................  $79,018     $76,640     $70,826
                                                        =======     =======     =======

     Non-interest expense totalled $79.0 million for 1994, $2.4 million, or 3.1% above the 1993 level. The largest component of non-interest expense is salaries and employee benefit expense which totalled $39.1 million in 1994 compared to $36.0 million in 1993, an increase of $3.1 million or 8.4%. At December 31, 1994, full-time equivalent staff was 1,168, compared to 1,161 at the end of 1993.

     Insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") increased by $217 thousand, or 3.1% to $7.3 million in 1994, from $7.1 million in 1993. This increase was reflective of the additional insurance premium for growth in deposits during 1994. The current rate charged for insurance by the FDIC with respect to Valley, is .23% of deposits and has been at that level since September 1991. Overall, assessment rates can range from .23% for well capitalized institutions with no supervisory concerns to .31% for undercapitalized institutions with substantial supervisory concerns. There has been some discussion by the FDIC that premium amounts may decrease during 1995, since the Bank Insurance Fund ("BIF") is expected to be restored to levels required by FDICIA. Valley has $3.3 billion of deposits of which approximately $2.6 billion are insured by BIF and approximately $700 million are insured by the Savings Association Insurance Fund ("SAIF"). If there is a reduction in the BIF rate, Valley would benefit by a decrease in FDIC insurance premium expense. SAIF rates are not expected to decline at this time.

     Net occupancy expense increased to $7.0 million in 1994 from $6.2 million in 1993. The increase of $792 thousand represents additional rent, utilities, tax and maintenance expense on facilities utilized by Valley. During the second quarter of 1993 Valley acquired a 62,000 square foot building for $3.3 million located adjacent to its current administrative headquarters in Wayne, New Jersey in order to consolidate sections of its operations. This facility is currently occupied by a small number of tenants and rental income is being collected to partially offset the expense of this building. Renovations are currently being made to prepare the building for Valley's use and during 1995 the relocation of many departments will take place.

     Furniture and equipment expense increased $426 thousand, or 9.6%, which is indicative of the growth during 1994 of the operations. This includes depreciation, maintenance and repairs.

     Amortization of intangible assets decreased to $2.7 million in 1994 from $5.0 million in 1993, representing a decrease of $2.3 million, or 46.3%. The majority of this decrease, as discussed previously in relation to fees from mortgage servicing, represents amortization of purchased mortgage servicing rights of $1.6 million during 1994, compared with $3.7 million for 1993, a decrease of $2.1 million, or 57.3%.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio as of December 31, 1994 is 45.4%, one of the lowest in the industry, compared with an efficiency ratio for 1993 and 1992 of 44.8% and 46.1%, respectively. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

INCOME TAXES

     Income tax expense as a percentage of pre-tax income declined to 33.7% in 1994 compared to 35.1% in 1993. This decrease was attributable to a higher amount of non-taxable income on investment securities, a lower state tax rate for a new investment subsidiary which began operating in 1994, and the elimination in the State of New Jersey corporate income tax surcharge of .375%.

     Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," was issued by the Financial Accounting Standards Board in February 1992. Valley adopted SFAS No. 109 prospectively as of January 1, 1993. The cumulative effect of this change in accounting for income taxes reduced net income by $402 thousand and is reported separately in the consolidated statement of income for the year ended December 31, 1993.

                           ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

     The following table illustrates Valley's interest rate gap position as of December 31, 1994 on a 90 day, between 90 and 365 days and after 365 day basis.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                           NON-INTEREST
                                                                               RATE
                                                 REPRICING                  SENSITIVE
                                                   AFTER        TOTAL           OR
                                   REPRICING      90 BUT      REPRICING     REPRICING
                                     WITHIN       WITHIN        WITHIN        AFTER
                                    90 DAYS      365 DAYS      365 DAYS      365 DAYS       TOTAL
                                   ----------    ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Earning assets
  Investments held to maturity...  $   22,152    $  73,247    $   95,399    $  750,752    $  846,151
  Investments available for
     sale........................     458,223           --       458,223            --       458,223
  Loans..........................     617,423       80,980       698,403     1,484,831     2,183,234
  Loans held for sale............       4,574           --         4,574            --         4,574
                                   ----------    ---------    ----------    ----------    ----------
     Total earning assets........  $1,102,372    $ 154,227    $1,256,599    $2,235,583    $3,492,182
                                   ----------    ---------    ----------    ----------    ----------
     Percentage of total earning
       assets....................        31.6%         4.4%         36.0%         64.0%        100.0%
                                   ----------    ---------    ----------    ----------    ----------
Sources of funds
  Non-interest bearing
     deposits....................  $  287,966    $      --    $  287,966    $  191,978    $  479,944
  Savings deposits...............     602,698           --       602,698     1,026,610     1,629,308
  Time deposits..................     403,366      369,296       772,662       452,107     1,224,769
  Federal funds purchased and
     securities sold under
     repurchase agreements.......      63,804           --        63,804            --        63,804
  Other short term borrowings....      15,549           --        15,549            --        15,549
  Other borrowings...............          92        2,239         2,331            --         2,331
  Non-interest bearing sources...          --           --            --        76,477        76,477
                                   ----------    ---------    ----------    ----------    ----------
     Total sources of funds......  $1,373,475    $ 371,535    $1,745,010    $1,747,172    $3,492,182
                                   ----------    ---------    ----------    ----------    ----------
     Percentage of total sources
       of funds..................        39.3%        10.7%         50.0%         50.0%        100.0%
                                   ----------    ---------    ----------    ----------    ----------
Interest sensitivity gap.........  $ (271,103)   $(217,308)   $ (488,411)   $  488,411    $       --
                                   ----------    ---------    ----------    ----------    ----------
Cumulative interest sensitivity
  gap............................  $ (271,103)   $(488,411)   $ (488,411)   $       --    $       --
                                   ----------    ---------    ----------    ----------    ----------
Ratio of earning assets to
  sources of funds...............       .80:1        .42:1         .72:1        1.29:1           1:1
                                   ----------    ---------    ----------    ----------    ----------
Cumulative ratio of earning
  assets to sources of funds.....       .80:1        .72:1         .72:1           1:1           1:1
                                   ----------    ---------    ----------    ----------    ----------

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

     At December 31, 1994, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $271 million or a ratio of .80:1. Rate sensitive liabilities also exceeded rate sensitive assets at the 91 to 365 day interval by $217 million or a ratio of .42:1 and resulted in a negative gap.

The total negative gap repricing within 365 days as of December 31, 1994 is $488.4 million or .72:1. Valley has strived to reduce its negative gap in view of the present climate of rising interest rates. Management is attempting to reduce this negative gap, and does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

     The above gap results take into account repricing and maturities of assets and liabilities, but fails to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various factors including changes in interest rates. According to this computer model, an interest rate increase of 300 basis points and a decrease of 100 basis points resulted in an impact on future net interest income which is consistent with target levels contained in Valley's Asset/Liability Policy. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

LIQUIDITY

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At December 31, 1994, liquid assets amounted to $671 million, as compared to $1.13 billion at December 31, 1993. This represents 19.2% and 32.6% of earning assets, and 17.9% and 33.9% of total assets at December 31, 1994 and year-end 1993, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $2.65 billion and $2.24 billion at December 31, 1994 and year-end 1993, respectively, representing 76.6% and 68.2% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities were $228.2 million, and proceeds of $298.6 million were generated from investment maturities. Purchases of investment securities during the same year were $406.2 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $271.5 million and $207.0 million, on average, for the year ending December 31, 1994 and 1993, respectively.

     The following table lists, by maturity, all certificates of deposit of $100,000 and over at December 31, 1994. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                                 (IN THOUSANDS)
                                                                 --------------
                Less than three months.........................     $ 178,670
                Three to six months............................        20,128
                Six to twelve months...........................        19,491
                More than twelve months........................        28,521
                                                                    ---------
                                                                    $ 246,810
                                                                    =========

     The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

INVESTMENT SECURITIES

       MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY AT
                               DECEMBER 31, 1994

                           US TREASURY
                         SECURITIES AND        OBLIGATIONS OF
                        OTHER GOVERNMENT         STATES AND
                            AGENCIES              POLITICAL          MORTGAGE-BACKED         OTHER DEBT
                        AND CORPORATIONS        SUBDIVISIONS           SECURITIES            SECURITIES             TOTAL(4)
                        -----------------     -----------------     -----------------     -----------------     -----------------
                        AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED   YIELD
                         COST(1)     (2)       COST(1)    (2)(3)     COST(1)     (2)       COST(1)     (2)       COST(1)     (2)
                        ---------   -----     ---------   -----     ---------   -----     ---------   -----     ---------   -----
                                                                     (IN THOUSANDS)
0-1 years.............   $    --      --      $ 69,689     7.27%    $ 10,608    6.21%       $  --       --      $ 80,297    7.13%
1-5 years.............     8,993    5.64%      214,972     6.62%     224,456    7.06%         130     5.50%      448,551    6.82%
5-10 years............        --      --        36,134     7.29%     261,402    6.85%          25     5.50%      297,561    6.90%
Over 10 years.........     7,295    6.30%        5,549    11.00%       4,654    3.86%         625     9.75%       18,123    7.23%
                        ---------   -----     ---------   -----     --------    -----       -----    -----     ---------   -----
  Total securities....   $16,288    5.94%     $326,344     6.91%    $501,120    6.90%       $ 780     8.91%     $844,532    6.89%
                        ========    ====      ========    =====     ========    ====        =====     ====      ========    ====

      MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE AT
                               DECEMBER 31, 1994

                                                              US TREASURY
                                                          SECURITIES AND OTHER
                                                          GOVERNMENT AGENCIES        MORTGAGE-BACKED
                                                            AND CORPORATIONS            SECURITIES                TOTAL(4)
                                                          --------------------     --------------------     --------------------
                                                          AMORTIZED                AMORTIZED                AMORTIZED
                                                           COST(1)    YIELD(2)      COST(1)    YIELD(2)      COST(1)    YIELD(2)
                                                          ---------   --------     ---------   --------     ---------   --------
                                                                                      (IN THOUSANDS)
0-1 years...............................................  $     --        --       $     --        --       $     --        --
1-5 years...............................................   188,889      5.46%        57,900      5.60%       241,789      5.49%
5-10 years..............................................        --        --             --        --             --        --
Over 10 years...........................................        --        --        234,783      5.63%       234,783      5.63%
                                                          ---------      ---       ---------      ---       ---------      ---
  Total securities......................................  $188,889      5.46%      $292,683      5.62%      $481,572      5.56%
                                                          ========    =======      ========    =======      ========    =======

- ---------------

(1) Maturities are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.

(2) Average yields are calculated on a yield-to-maturity basis.

(3) Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35%.

(4) Excludes equity securities which have indefinite maturities.

     Valley's investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and municipalities, mortgage backed securities and equity and other securities. There were no securities in the name of any one issuer exceeding 10% of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies. The portfolio generates substantial interest income which serves as a source of liquidity. The decision to purchase or sell securities is based upon the current assessment of long and short term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

     As of December 31, 1994 Valley has $458.2 million of securities available for sale compared with $461.1 million at December 31, 1993. Those securities are recorded at their fair value on an aggregate basis as of December 31, 1994. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

     During 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The statement is effective for fiscal years beginning after December 15, 1993, applied prospec-tively. SFAS 115 requires debt and equity securities classified as available-for-sale securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred tax. This SFAS may have a significant and fluctuating impact on shareholders' equity, depending on changes in market interest rates. Valley has adopted this statement prospectively on January 1, 1994, and has classified its investment portfolio into investments held to maturity and available for sale on the consolidated statement of financial condition at December 31, 1994. The financial impact represents the difference between the amortized cost and fair value of those investments available for sale. As of December 31, 1994 the investment securities available for sale had an unrealized loss of $16.2 million, net of deferred taxes. Gains or losses are realized from the portfolio for income purposes only when the securities available for sale are sold.

     Total investment securities, including securities classified as held to maturity and available for sale, decreased $148.3 million during 1994 to $1.30 billion. U.S. Treasury securities decreased $123.3 million or 40.8%, tax-exempt issues of states and municipalities increased $37.7 million or 13.1%, and mortgage backed securities increased $16.6 million or 2.2%.

     FASB issued SFAS 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" which applies to financial statements with fiscal years ending after December 15, 1994. This statement requires disclosure about derivative financial instruments of which Valley has none.

LOAN PORTFOLIO

     The following table reflects the composition of the loan portfolio for the five years ended December 31, 1994.

                                 LOAN PORTFOLIO

                                         1994        1993        1992        1991        1990
                                       ---------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Commercial...........................  $ 266,853   $ 218,502   $ 223,249   $ 255,707   $ 321,621
Construction.........................     64,836      64,326      58,435      76,576      90,917
Commercial mortgage..................    522,696     437,072     356,254     337,083     301,486
Residential mortgage.................    684,629     619,084     533,209     403,719     412,437
Installment..........................    645,719     544,034     446,855     408,804     432,222
                                      ----------  ----------  ----------  ----------  ----------
                                       2,184,733   1,883,018   1,618,002   1,481,889   1,558,683
Less: Unearned income................     (1,499)     (1,834)     (1,065)     (1,028)     (1,339)
                                      ----------  ----------  ----------  ----------  ----------
Loans, net of unearned income........  2,183,234   1,881,184   1,616,937   1,480,861   1,557,344
Loans held for sale..................      4,574      17,757         455       2,899          --
                                      ----------  ----------  ----------  ----------  ----------
  Total loans........................ $2,187,808  $1,898,941  $1,617,392  $1,483,760  $1,557,344
                                      ==========  ==========  ==========  ==========  ==========

     The composition of Valley's loan portfolio continues to change due to the local economy and loan demand. Commercial lending increased by the largest percentage after slow growth during 1993 and automobile loans and commercial mortgage loans have continued their steady increase. Residential loans were increasing steadily throughout 1993 and slowed considerably since the early part of 1994, as interest rates began to rise. The increase in automobile lending is reflective of Valley's increased market penetration, and may be indicative of greater consumer confidence in the economy during 1994. There is no guarantee that the level of automobile lending will continue at the brisk pace of 1994, especially in light of the increases in lending rates.

     Automobile loans outstanding at year end include customer loans which were referred to VNB by a major insurance company. Approximately 35% of the automobile loan portfolio and 11% of the total loan portfolio outstanding at December 31, 1994 represent loans originated by VNB thorugh this referral program. Over the last several years the amount of loans referred through this program has grown and VNB is continuously working to further expand the relationship. The insurance company has referred loans in this manner for approximately 40 years and current relations between the parties are excellent.

     Residential mortgage loans, including residential mortgages held for sale increased by 8.2% or $52.3 million to a total of $689.2 million at December 31, 1994, and represent 31.5% of the loan portfolio. Valley, historically did not have a large residential loan portfolio and, therefore, most of this growth came from Valley's competition. Installment loans, including predominantly automobile and credit card loans, totalled $645.7 million at December 31, 1994, increasing by $101.7 million over 1993 or 18.7% and representing 29.5% of the loan portfolio. Commercial mortgages increased 19.6% or $85.6 million from December 1993 to December 1994, also the result of refinancing activity.

     It is not known if the trend of increased automobile and commercial mortgage loans will be as predominant as the effects of rising interest rates are felt throughout the economy. Valley continues to take advantage of loan demand in those sectors of the economy where it is most prevalent.

     Valley has continued to offer various types of fixed rate residential mortgage loans and is also offering a large array of adjustable rate loans. During 1993 Valley periodically sold some of its 15 year fixed loans into the secondary market, allowing Valley to keep its portfolio mixed between fixed rate and variable rate loans, as well as maintaining a shorter maturity of its portfolio. During 1994 Valley decided to keep its residential mortgage loans being originated so that the portfolio could grow as demand by Valley for loans increased.

     As part of the acquisition of Rock, Valley became a preferred Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. Approximately 70% of each loan is guaranteed by the SBA and is sold into the secondary market, with the balance retained in the portfolio. Valley intends to expand this area of lending as it provides a solid source of fee income and loans with floating interest rates tied to the prime lending rate.

     Efforts are made to maintain a diversified portfolio as to type of borrower and loan. There were no loan concentrations at December 31, 1994 other than those disclosed above.

     The following table reflects the maturity distribution of the loan portfolio as of December 31, 1994.

                                                                 OVER 1
                                                    1 YEAR        TO 5         OVER
                                                   OR LESS       YEARS       5 YEARS       TOTAL
                                                   --------     --------     --------     --------
                                                                   (IN THOUSANDS)
Commercial and financial-fixed rate..............  $ 10,187     $ 53,459     $ 20,680     $ 84,326
Commercial and financial-adjustable rate.........    74,420       28,045       80,062      182,527
Real estate construction-fixed rate..............     7,109           --           --        7,109
Real estate construction-adjustable rate.........    29,751       16,694       11,282       57,727
                                                   --------     --------     --------     --------
                                                   $121,467     $ 98,198     $112,024     $331,689
                                                   ========      =======     ========     ========

     The majority of payments due after 1 year represent loans with floating interest rates.

     Prior to maturity of each loan, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

NON-PERFORMING ASSETS

     Non-performing assets include non-accrual loans and other real estate owned
(OREO). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal and interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.

     Non-performing assets decreased from 1993 to 1994 as the economy continued its strength and recovery. Non-performing assets were $25.7 million at December 31, 1994 compared with $26.7 million at December 31, 1993 and decreased by $1.0 million, or 3.9%. Non-performing assets at December 31, 1994 and 1993, respectively, amounted to 1.17% and 1.40% of loans and other real estate owned.

     The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY

                                            1994        1993        1992        1991        1990
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
Loans past due in excess of 90 days and
  still accruing.........................  $ 5,416     $ 8,677     $11,096     $13,956     $ 9,235
                                           =======     =======     =======     =======     =======
Non-performing loans.....................  $18,796     $22,983     $28,757     $28,495     $23,503
Other real estate owned..................    6,865       3,710       2,709       3,190       2,032
                                           -------     -------     -------     -------     -------
     Total non-performing assets.........  $25,661     $26,693     $31,466     $31,685     $25,535
                                           =======     =======     =======     =======     =======
Non-performing loans as a % of loans.....     0.87%       1.21%       1.78%       1.92%       1.51%
                                           -------     -------     -------     -------     -------
Non-performing assets as a % of loans
  plus other real estate owned...........     1.17%       1.40%       1.94%       2.14%       1.64%
                                           -------     -------     -------     -------     -------
Net loan charge-offs as a % of average
  loans..................................     0.19%       0.24%       0.63%       0.41%       0.39%
                                           -------     -------     -------     -------     -------
Allowance as a % of loans................     1.67%       1.93%       1.85%       1.58%       1.11%
                                           -------     -------     -------     -------     -------
Allowance as a % of non-performing
  assets.................................   141.98%     137.00%      95.31%      73.74%      67.60%
                                           -------     -------     -------     -------     -------

ASSET QUALITY AND RISK ELEMENTS

     Lending is one of the most important functions performed by Valley, and by its very nature, lending is also the most complicated, riskiest and profitable part of Valley's business. A separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit within the loan portfolio so as to minimize the impact of a downturn in any one economic sector. Valley's portfolio, in total, is diversified as to type of borrower and loan, even though much of its lending is in New Jersey, thereby limiting its concentration of credit risk.

     Management realizes that some degree of risk must be expected in the normal course of lending activities. Reserves are maintained to absorb such potential loan and off-balance sheet credit losses. The allowance for loan losses and related provision are an expression of management's evaluation of the credit portfolio and economic climate.

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Average loans outstanding,...........  $2,040,191   $1,760,978   $1,541,892   $1,508,838   $1,453,142
                                       ----------   ----------   ----------   ----------   ----------
Beginning balance-Allowance for loan
  losses.............................  $   36,568   $   29,990   $   23,366   $   17,262   $    9,803
                                       ----------   ----------   ----------   ----------   ----------
Balance from acquisition.............          --        4,466           --           --          355
                                       ----------   ----------   ----------   ----------   ----------
Loans charged-off:
  Commercial.........................       1,715        1,464        5,788        3,001        3,396
  Construction.......................          95          441          813          300          400
  Mortgage-Commercial................       1,338          784           --           --           --
  Mortgage-Residential...............          76          366          588          105            4
  Installment........................       2,645        2,505        3,682        4,236        2,616
                                       ----------   ----------   ----------   ----------   ----------
                                            5,869        5,560       10,871        7,642        6,416
                                       ----------   ----------   ----------   ----------   ----------
Charge-off loans recovered:
  Commercial.........................         594          438          241          511          171
  Construction.......................         603           --           --           --           --
  Mortgage-Commercial................          61           --           --           --           --
  Mortgage-Residential...............          --            1           --           --           --
  Installment........................         932          873          934          967          554
                                       ----------   ----------   ----------   ----------   ----------
                                            2,190        1,312        1,175        1,478          725
                                       ----------   ----------   ----------   ----------   ----------
Net charge-offs......................       3,679        4,248        9,696        6,164        5,691
Provision charged to operations......       3,545        6,360       16,320       12,268       12,795
                                       ----------   ----------   ----------   ----------   ----------
Ending balance-Allowance for loan
  losses.............................  $   36,434   $   36,568   $   29,990   $   23,366   $   17,262
                                       ----------   ----------   ----------   ----------   ----------
Ratio of net charge offs during the
  period to average loans outstanding
  during the period..................         .18%         .24%         .63%         .41%         .39%

     The allowance for possible loan losses is maintained at a level believed by management to be appropriate to absorb potential loan losses and other credit risk related charge-offs. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing assets and other past due amounts. Additional factors include consideration of exposure to loss including size of credit, existence and nature of collateral, credit record, profitability and general economic conditions.

     During the year, continued emphasis was placed on the current economic climate and the condition of the real estate market in the Northern New Jersey area. Management addressed these current economic conditions and applied that information to changes in the composition of the loan portfolio. The decline in non-performing assets, coupled with the continued recovery of the economy among other things was responsible for the decision to decrease the provision from $6.4 million in 1993 to $3.5 million in 1994.

     The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                                        YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------
                                   1994                       1993                       1992
                           -----------------------      -----------------------      -----------------------
                                           PERCENT                      PERCENT                      PERCENT
                                           OF LOAN                      OF LOAN                      OF LOAN
                                          CATEGORY                     CATEGORY                     CATEGORY
                           ALLOWANCE      TO TOTAL      ALLOWANCE      TO TOTAL      ALLOWANCE      TO TOTAL
                           ALLOCATION      LOANS        ALLOCATION      LOANS        ALLOCATION      LOANS
                           ----------     --------      ----------     --------      ----------     --------
                                                            (IN THOUSANDS)
Loan category:
 Commercial
   and financial...        $  9,958         15.2%        $ 10,469       14.9%        $  8,468        17.4%
 Real estate.......           6,669         55.2%           6,564       56.5%           5,324        55.0%
 Consumer..........           6,608         29.7%           6,602       28.6%           4,958        27.6%
Unallocated........          13,199          N/A           12,933        N/A           11,240         N/A
                           --------       -----          --------      -----         --------       -----
                           $ 36,434       100.0%         $ 36,568      100.0%        $ 29,990       100.0%
                           ========       =====          ========      ======         ========       =====

                                       YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------
                                   1991                        1990
                          -----------------------       ---------------------
                                          PERCENT                     PERCENT
                                          OF LOAN                     OF LOAN
                                          CATEGORY                    CATEGORY
                          ALLOWANCE       TO TOTAL       ALLOWANCE    TO TOTAL
                          ALLOCATION       LOANS         ALLOCATION    LOANS
                          ----------     --------        ----------   --------
                                             (IN THOUSANDS)
Loan category:
 Commercial
   and financial...        $ 10,232        22.4%         $  7,978       26.4%
 Real estate.......           4,802        50.1%            3,860       45.8%
 Consumer..........           4,053        27.5%            2,796       27.8%
Unallocated........           4,279         N/A             2,628        N/A
                           --------      -------         --------      ------
                           $ 23,366       100.0%         $ 17,262      100.0%
                           ========       ======         ========      ======

     Net charge-offs decreased during 1994 as a result of improved current economic conditions. The amount of anticipated charge-offs for 1995 is estimated to be consistent with 1994, but there can be no assurance that changing economic conditions will not cause charge-offs to increase.

     Valley's allowance for loan loss stayed virtually unchanged from 1993 to 1994. At December 31, 1994 the allowance for loan losses amounted to $36.4 million or 1.67% of loans, including loans held for sale, net of unearned income, as compared to $36.6 million or 1.9% at year-end 1993.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $3.7 million for the year ended December 31, 1994 compared with $4.2 million for the year ended December 31, 1993. The ratio of net charge-offs to average loans amounted to 0.18% for 1994 compared with 0.24% for 1993.

     Although substantially all risk elements at December 31, 1994 have been disclosed, Management believes that the current economic conditions may affect the ability of certain borrowers to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $8.0 million in potential problem loans at December 31, 1994 which have not been classified as non-performing or past due. Potential problem loans are defined as loans for which management believes that the borrower's ability to repay the loan may be impaired. Approximately $2.3 million has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans.

     FASB issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" which apply to financial statements for fiscal years beginning after December 15, 1994. These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Valley has reviewed its impaired loans and has determined that there is no material impact expected on the financial position or operations of Valley as a result of adopting these statements, prospectively, during 1995.

CAPITAL ADEQUACY

     A significant measure of the strength of a financial institution is its shareholders' equity, which must expand in close proportion to asset growth. At December 31, 1994, shareholders' equity totalled $300.2 million or 8.0% of total assets, compared with $282.5 million or 7.8% at year-end 1993. Valley has achieved steady internal capital generation throughout the past five years.

     Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders' equity less disallowed intangibles, while Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25% of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     The following tables detail Valley's capital components and ratios as of December 31, 1994, 1993 and 1992.

                                CAPITAL ANALYSIS

                                                            1994           1993           1992
                                                         ----------     ----------     ----------
                                                                      (IN THOUSANDS)
Total shareholders' equity (excluding fair value
  adjustment of $16.2 million for 1994)(1).............  $  316,362     $  282,451     $  235,550
Less: Disallowed intangible assets.....................       4,459          5,806          4,166
                                                         ----------     ----------     ----------
Tier 1 capital.........................................  $  311,903     $  276,645     $  231,384
Allowance for loan losses(2)...........................      28,468         24,549         21,390
                                                         ----------     ----------     ----------
Tier 2 capital.........................................  $   28,468     $   24,549     $   21,390
                                                         ----------     ----------     ----------
Total risk-based capital...............................  $  340,371     $  301,194     $  252,774
                                                         ----------     ----------     ----------
Risk-adjusted assets...................................  $2,269,492     $1,957,455     $1,710,939
                                                         ----------     ----------     ----------
Adjusted average assets................................  $3,746,104     $3,607,169     $3,188,545
                                                         ----------     ----------     ----------

- ---------------

(1) During 1994, the regulatory agencies determined that the FASB 115 adjustment does not enter into the calculation of capital ratios.

(2) Limited to 1.25% of risk-weighted assets, with the excess deducted from risk-weighted assets.

                                 CAPITAL RATIOS

                                                             "WELL
                                                          CAPITALIZED"
                                                          REQUIREMENTS     1994     1993     1992
                                                          ------------     ----     ----     ----
Tier 1 capital/risk-adjusted assets.....................      6.0%         13.7%    14.1%    13.5%
Total risk-based capital/risk-adjusted assets...........     10.0%         15.0%    15.4%    14.8%
Tier 1 capital/quarterly average assets less disallowed
  intangibles (leverage ratio)..........................      5.0%          8.3%     7.7%     7.3%
Shareholders equity/total assets........................       --           8.0%     7.8%     7.0%

     Valley's capital position at December 31, 1994 under risk-based capital guidelines was $311.9 million, or 13.7% of risk-weighted assets, for Tier 1 capital and $340.4 million, or 15.0% for Total risked-based capital. The comparable ratios at December 31, 1993 were 14.1% for Tier 1 capital and 15.4% for Total risk-based capital. Valley's ratios at December 31, 1994 are above the "well capitalized" requirements, which require Tier 1 capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At December 31, 1994 and 1993, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.3% and 7.7%, respectively.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 51.7% at December 31, 1994, compared to 60.5% at December 31, 1993. Cash dividends declared amounted to $.98 per share, equivalent to a dividend payout ratio of 48.3%, up from the 39.5% for the year 1993. The current quarterly dividend rate of $.25 per share provides for an annual rate of $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

RESULTS OF OPERATIONS -- 1993 COMPARED TO 1992

     Valley reported net income for 1993 of $56.4 million, or $2.00 per share, 30% above the $43.4 million, or $1.56 per share earned in 1992 (all amounts have been restated for the RFC merger and the per share amounts have been restated to give effect to a 10% stock dividend in 1994, a five for four stock split in 1993 and a three for two stock split in 1992).

     Valley acquired the $223.2 million, seven branch Peoples Bank, N.A. on June 18, 1993. The merger was accounted for under the purchase method of accounting, and as such, the consolidated financial statements include the results of operations and assets and liabilities of Peoples from June 18, 1993 forward. (See Note 2, Acquisitions in the Consolidated Financial Statements)

     Net interest income on a tax equivalent basis rose $22.8 million, or 17.6% to $151.8 million in 1993. The increase in 1993 was due primarily to the significant decrease in interest rates on all liability accounts of 109 basis points, which was greater than the decline of 70 basis points on all interest earning assets. The net interest margin increased to 4.62% in 1993 from 4.31% in 1992, which was substantially the result of changes in market interest rates. The increase in the net interest margin of 31 basis points, coupled with the increase in average earning assets over average interest-bearing liabilities, was the basis for the increase in net interest income.

     A provision for loan losses was recorded totalling $6.4 million in 1993 compared with $16.3 million in 1992. The decline in non-performing assets, coupled with the continued recovery of the economy was responsible for the decision to decrease the provision.

     Non-interest income in 1993 amounted to $26.5 million, a decrease of $4.5 million, or 14.4% compared with 1992. This decrease includes gains on securities transactions of $7.2 million in 1993, an increase of $864 thousand compared to 1992. This resulted from restructuring the investment portfolio, to alter maturities and to protect the portfolio from substantial and volatile prepayments on mortgage backed securities due to declining interest rates and heavy refinancing activity. The decrease in non-interest income is partially from the decline in mortgage servicing fees by MSI. Mortgage servicing fees totalled $3.8 million during 1993, a decrease of $587 thousand, or 13.3% compared to 1992. These fees were the result of servicing a $1.17 billion loan portfolio at December 31, 1993 which included $467.0 million serviced for VNB. The decline in servicing fees was the result of large amounts of prepayments of loans serviced causing the fee income to decline in proportion to the portfolio decline. Service charges on deposit accounts increased $1.4 million, or 31.1% during 1993 compared with 1992, which was due to increased volume due to the Peoples seven branch acquisition increasing the number of deposit accounts and increases to fees charged on transactions. Other non-interest income decreased by $1.1 million primarily due to the reduction of transactions with the RTC from the prior year.

     Non-interest expense totalled $76.6 million in 1993, an increase of $5.8 million, or 8.2% compared with 1992. This increase was directly attributable to the seven branches acquired during 1993 from Peoples Bank. Salaries and employee benefit expense increased $2.8 million or 8.5%, and a result of number of the full-time equivalent employees increasing from 973 at the end of 1992 to 1,081 at the end of 1993. FDIC insurance premiums increased $1.0 million or 17.0% and was attributable to the deposits acquired in connection with the Peoples acquisition. Net occupancy expense, and furniture and equipment expense increased $950 thousand, or 16.5% as a result of the increased costs associated with the acquisitions during 1993 and 1992. Amortization of intangible assets increased $890 thousand or 21.5% representing the increased amortization due to approximately $21.3 million of mortgage servicing acquired during 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                  1994         1993         1992
                                                                --------     --------     --------
                                                                 (IN THOUSANDS, EXCEPT FOR PER
                                                                           SHARE DATA)
INTEREST INCOME
Interest and fees on loans (Note 5)........................     $162,643     $145,378     $138,395
Interest and dividends on investment securities
  Taxable..................................................       63,613       77,828       83,818
  Tax-exempt...............................................       14,585       12,766       12,437
  Dividends................................................          254          175          206
Interest on federal funds sold and other short term
  investments..............................................        1,850        1,314        1,744
                                                                --------     --------     --------
          Total interest income............................      242,945      237,461      236,600
                                                                --------     --------     --------
INTEREST EXPENSE
Interest on deposits:
  Savings deposits.........................................       42,346       42,352       48,571
  Time deposits (Note 10)..................................       49,903       49,560       64,492
Interest on federal funds purchased and securities sold
  under repurchase agreements..............................        1,348          703          827
Interest on other short term borrowings....................          227          161          373
Interest on other borrowings...............................           15          650          684
                                                                --------     --------     --------
          Total interest expense...........................       93,839       93,426      114,947
                                                                --------     --------     --------
NET INTEREST INCOME........................................      149,106      144,035      121,653
Provision for possible loan losses (Note 6)................        3,545        6,360       16,320
                                                                --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN
  LOSSES...................................................      145,561      137,675      105,333
                                                                --------     --------     --------
NON-INTEREST INCOME
Trust income...............................................          805          665          605
Service charges on deposit accounts........................        6,314        5,984        4,568
Gains on securities transactions, net (Notes 3 and 4)......        6,046        7,222        6,358
Fees from mortgage servicing (Note 7)......................        3,320        3,812        4,399
Gains on sales of loans....................................          544        3,505        8,569
Other......................................................        5,450        5,326        6,468
                                                                --------     --------     --------
          Total non-interest income........................       22,479       26,514       30,967
                                                                --------     --------     --------
NON-INTEREST EXPENSE
Salary expense (Note 12)...................................       31,100       29,181       26,841
Employee benefit expense (Note 12).........................        7,970        6,851        6,371
FDIC insurance premiums....................................        7,288        7,071        6,042
Net occupancy expense (Notes 8 and 14).....................        6,984        6,192        5,761
Furniture and equipment expense (Note 8)...................        4,854        4,428        3,943
Amortization of intangible assets (Note 7).................        2,703        5,032        4,142
Other......................................................       18,119       17,885       17,726
                                                                --------     --------     --------
          Total non-interest expense.......................       79,018       76,640       70,826
                                                                --------     --------     --------
INCOME BEFORE INCOME TAXES.................................       89,022       87,549       65,474
Income tax expense (Note 13)...............................       29,978       30,703       22,095
                                                                --------     --------     --------
Income before cumulative effect of accounting change.......       59,044       56,846       43,379
Cumulative effect of accounting change.....................           --         (402)          --
                                                                --------     --------     --------
NET INCOME.................................................     $ 59,044     $ 56,444     $ 43,379
                                                                ========     ========     ========
PER SHARE DATA:
  Income before cumulative effect of accounting change.....     $   2.06     $   2.01     $   1.56
  Net income...............................................     $   2.06     $   2.00     $   1.56
Weighted average number of shares outstanding..............   28,729,424   28,260,888   27,873,723

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
ASSETS
Cash and due from banks(Note 14)....................................  $  154,647     $   75,927
Federal funds sold..................................................          --         93,050
Other short-term investments........................................          --          2,132
Investment securities held to maturity, fair value of $809,828 and
  $1,013,629 in 1994 and 1993, respectively(Note 3).................     846,151        991,573
Investment securities available for sale, fair value of $469,538 in
  1993(Note 4)......................................................     458,223        461,080
Loans, net of unearned income(Note 5)...............................   2,183,234      1,881,184
Loans held for sale (Note 5)........................................       4,574         17,757
  Less: Allowance for possible loan losses(Note 6)..................     (36,434)       (36,568)
                                                                      ----------     ----------
          Net loans.................................................   2,151,374      1,862,373
                                                                      ----------     ----------
Premises and equipment(Note 8)......................................      45,416         44,573
Due from customers on acceptances outstanding.......................       1,498          1,192
Accrued interest receivable.........................................      25,597         25,160
Other assets(Notes 7, 9 and 13).....................................      61,037         47,808
                                                                      ----------     ----------
          Total assets..............................................  $3,743,943     $3,604,868
                                                                      ==========     ==========
LIABILITIES
Deposits(Note 10):
  Non-interest bearing..............................................  $  479,944     $  432,948
  Interest bearing:
     Savings........................................................   1,629,308      1,724,475
     Time...........................................................   1,224,769      1,093,233
                                                                      ----------     ----------
          Total deposits............................................   3,334,021      3,250,656
                                                                      ----------     ----------
Federal funds purchased and securities sold under repurchase
  agreements (Note 3)...............................................      63,804         35,248
Treasury tax and loan account and other short-term borrowings (Note
  3)................................................................      15,549          8,565
Other borrowings(Note 11)...........................................       2,331          2,667
Bank acceptances outstanding........................................       1,498          1,192
Accrued expenses and other liabilities..............................      26,549         24,089
                                                                      ----------     ----------
          Total liabilities.........................................   3,443,752      3,322,417
                                                                      ----------     ----------
Commitments and Contingencies(Note 14)
SHAREHOLDERS' EQUITY (Notes 2, 12 and 15)
Common stock, no par value, authorized 37,537,500 shares; issued
  28,950,100 shares in 1994 and 28,701,086 shares in 1993...........      16,276          9,642
Surplus.............................................................     133,190         63,211
Retained earnings...................................................     169,060        211,762
Unrealized loss on investment securities available for sale, net of
  tax...............................................................     (16,171)            --
                                                                      ----------     ----------
                                                                         302,355        284,615
Treasury stock, at cost (121,696 shares in 1994 and 1993)...........      (2,164)        (2,164)
                                                                      ----------     ----------
          Total shareholders' equity................................     300,191        282,451
                                                                      ----------     ----------
          Total liabilities and shareholders' equity................  $3,743,943     $3,604,868
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            UNREALIZED
                                                                                              LOSS ON
                                                                                            INVESTMENT
                                                                                            SECURITIES
                                                COMMON               RETAINED    TREASURY    AVAILABLE
                                                 STOCK    SURPLUS    EARNINGS     STOCK      FOR SALE
                                                -------   --------   ---------   --------   -----------
                                                                    (IN THOUSANDS)
BALANCE -- DECEMBER 31, 1991..................  $ 7,770   $ 48,386   $ 156,417   $ (1,175)   $      --
Net income....................................       --         --      43,379         --           --
Cash dividends................................       --         --     (19,584)        --           --
Warrants exercised............................       22        136          --         --           --
Effect of stock incentive plan, net...........       75        295          --         --           --
Stock dividend................................      138        897      (1,035)        --           --
Purchase of treasury stock....................       --         --          --       (209)          --
Net change in unrealized loss on equity
  securities..................................       --         --          38         --           --
                                                -------   --------   ---------   --------   -----------
BALANCE -- DECEMBER 31, 1992..................    8,005     49,714     179,215     (1,384)          --
Net income....................................       --         --      56,444         --           --
Cash dividends................................       --         --     (22,307)        --           --
Warrants exercised............................      315      1,624          --         --           --
Effect of stock incentive plan, net...........      123        520          --         --           --
Shares issued pursuant to merger..............    1,054      9,908          --         --           --
Stock dividend................................      145      1,445      (1,590)        --           --
Purchase of treasury stock....................       --         --          --       (780)          --
                                                -------   --------   ---------   --------   -----------
BALANCE -- DECEMBER 31, 1993..................    9,642     63,211     211,762     (2,164)          --
Unrealized gain on investment securities
  available for sale as of January 1, 1994....       --         --          --         --        4,100
Net income....................................       --         --      59,044         --           --
Cash dividends................................       --         --     (28,506)        --           --
Warrants exercised............................      397      2,178          --         --           --
Effect of stock incentive plan, net...........      108        690          --         --           --
Stock dividend................................    6,129     67,111     (73,240)        --           --
Net change in unrealized loss on investment
  securities available for sale...............       --         --          --         --      (20,271)
                                                -------   --------   ---------   --------   -----------
BALANCE -- DECEMBER 31, 1994..................  $16,276   $133,190   $ 169,060   $ (2,164)   $ (16,171)
                                                =======   ========   =========   ========    =========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                               1994        1993        1992
                                                                             ---------   ---------   ---------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $  59,044   $  56,444   $  43,379
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of intangible assets....................      7,743       9,432       7,894
     Amortization of compensation costs pursuant to long term stock
      incentive plan.......................................................        254         232         131
     Provision for possible loan losses....................................      3,545       6,360      16,320
     Net amortization (accretion) of premiums and discounts................      6,422       7,058       5,748
     Net deferred income tax benefit.......................................         75      (2,403)     (2,232)
     Net gains on securities transactions..................................     (6,046)     (7,222)     (6,358)
     Gain on sale of loans.................................................       (544)     (3,505)     (8,569)
     Net (decrease) increase in unearned income............................       (335)         70          37
     Proceeds from recoveries on previously charged-off loans..............      2,189       1,312       1,175
     Net (increase) decrease in accrued interest receivables and other
      assets...............................................................     (3,835)      9,464      36,210
     Net increase (decrease) in accrued expenses and other liabilities.....        624      (9,861)    (15,114)
                                                                             ---------   ---------   ---------
     Net cash provided by operating activities.............................     69,136      67,381      78,621
                                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received pursuant to acquisitions...................................         --       7,566      37,022
  Purchases of mortgage servicing rights...................................     (1,390)       (249)     (5,065)
  Proceeds from sales of investment securities available for sale..........    187,096     330,546      35,354
  Proceeds from maturing investment securities available for sale..........     53,454      25,082          --
  Purchases of investment securities available for sale....................   (236,934)   (277,510)         --
  Purchases of investment securities held to maturity......................   (169,293)   (334,736)   (866,463)
  Proceeds from sales of investment securities held to maturity............         --          --     231,261
  Proceeds from maturing investment securities held to maturity............    286,188     345,613     390,250
  Net (increase) decrease in federal funds sold and other short term
     investments...........................................................     95,182      (6,413)    (60,535)
  Net (increase) decrease in loans made to customers.......................   (293,856)   (144,481)    (60,800)
  Purchases of premises and equipment, net of sales........................     (5,882)     (8,499)    (10,935)
  Net increase in acceptances outstanding..................................       (306)       (369)       (483)
                                                                             ---------   ---------   ---------
  Net cash used in investing activities....................................    (85,741)    (63,450)   (310,394)
                                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits......................................     83,365      (6,425)    286,000
  Net increase (decrease) in federal funds purchased and other short term
     borrowings............................................................     35,540      12,516     (34,004)
  Repayments of other borrowings...........................................       (336)    (12,093)       (120)
  Net increase in acceptances outstanding..................................        306         369         483
  Dividends paid to common shareholders....................................    (26,665)    (21,701)    (19,135)
  Addition of common shares to treasury....................................         --        (780)       (209)
  Common stock issued, net of cancellations................................      3,115       2,352         353
                                                                             ---------   ---------   ---------
  Net cash provided by (used in) financing activities......................     95,325     (25,762)    233,368
                                                                             ---------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents.....................     78,720     (21,831)      1,595
  Cash and cash equivalents at beginning of year...........................     75,927      97,758      96,163
                                                                             ---------   ---------   ---------
  Cash and cash equivalents at end of year.................................  $ 154,647   $  75,927   $  97,758
                                                                             =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest on deposits and other borrowings.............................  $  92,549   $  95,826   $ 118,088
     Federal and state income taxes........................................     31,161      34,294      24,924
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for acquisition......................................  $      --   $  10,962   $      --
  Assets acquired in acquisition, net of cash received.....................         --     215,683          --
  Transfer of investment securities held to maturity to investment
     securities available for sale.........................................     23,577     176,321      27,628
  Transfer of loans to loans held for sale.................................         --      23,190          --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

  Basis of Presentation

     The consolidated financial statements of Valley National Bancorp and its wholly-owned subsidiary ("Valley") include the accounts of its principal commercial bank subsidiary, Valley National Bank ("VNB") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The financial statements of prior years have been restated to include Rock Financial Corporation ("RFC"), which was acquired on November 30, 1994 in a transaction accounted for as a pooling of interest. Certain reclassifications have been made in the consolidated financial statements for 1993 and 1992 to conform to the classifications presented for 1994.

  Statement of Cash Flows

     The Consolidated Statements of Cash Flows are presented using the indirect method. Cash and cash equivalents are defined as cash and due from banks.

  Investment Securities Held to Maturity and Available for Sale

     Investment Securities held to maturity, except for equity securities, are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"). "Accounting for Certain Investments in Debt and Equity Securities," which requires debt and equity securities classified as available-for-sale securities to be reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred tax. Gains and losses are realized from the portfolio for income purposes only when the securities available for sale are sold. Valley has adopted this statement prospectively on January 1, 1994.

     Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale on the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis and unrealized holding gains and losses (net of related tax effects) on such securities are excluded from earnings, but are included as a separate component of shareholders' equity, net of deferred tax.

     Realized gains or losses on the sale of investment securities available for sale are recognized by the specific identification method and shown as a separate component of non-interest income.

  Loans and Loan Fees

     Loans are stated net of unearned income. Unearned income on discounted loans is recognized based upon methods which approximate a level yield. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated lives of the loans approximating the effective interest method.

     Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management's judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is sufficiently collaterized and in the process of collection. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection or all past due amounts have been collected.

     Valley originates loans guaranteed by the Small Business Administration("SBA"). These loans are guaranteed up to 70% by the SBA. Valley sells the guaranteed portions of these loans and retains the unguaranteed portions as well as the right to service the loans. Gains are recorded on loan sales based on premiums paid by the purchasers. A portion of the gains are deferred and recorded as income over the estimated average life of the loans.

  Loans Held for Sale

     Loans held for sale include residential mortgage loans originated with the intent to sell. Loans held for sale are carried at the lower of aggregate cost or fair value.

  Allowance for Possible Loan Losses

     The allowance for possible loan losses ("allowance") is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans which are determined to be a loss, in accordance with established policies when all efforts of collection have been exhausted.

     The allowance is maintained at a level necessary to absorb potential loan losses and other credit risk related charge-offs. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current and economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing assets and other past due amounts.

  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are stated at cost less accumulated amortization computed on a straight-line basis over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations.

  Other Real Estate Owned

     Real estate formally acquired in partial or full satisfaction of loans is classified as other real estate owned. These assets are recorded at the lower of cost or fair value at the time of acquisition, with any excess charged to the allowance for loan losses and at the lower of fair value, less estimated costs to sell, or cost thereafter. Subsequent declines in value are charged to other real estate expense.

  Intangible Assets

     Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill recorded prior to 1987 is being amortized on a straight-line basis over 25 years. Core deposit intangibles are amortized on accelerated methods over the estimated lives of the assets. Goodwill and core deposit intangibles included in other assets at December 31, 1994.

  Mortgage Servicing

     Servicing fee income, representing reimbursement for loan administrative services performed on contractually serviced mortgages, are credited to income as earned.

     Purchased mortgage servicing rights are capitalized and amortized over the estimated lives of related loans and approximate the amount by which the present value of estimated future servicing revenues exceeds the present value of expected servicing costs.

  Income Taxes

     Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", required a change from the deferred method under APB Opinion 11 to the asset and liability method of SFAS 109. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, Valley adopted SFAS 109 prospectively and has reported the cumulative effect of that change in method of accounting for income taxes in the 1993 consolidated statement of income.

     Deferred income taxes have been provided in 1992 for timing differences relating to items of income and expense recognized for financial reporting purposes in a different period than for tax purposes.

  Earnings Per Share

     Earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. All share and per share amounts have been restated to reflect the ten percent stock dividend on May 3, 1994, five for four stock split on April 16, 1993 and the three for two stock split on April 24, 1992. Shares issuable upon exercise of options and warrants are not included in the calculation of earnings per share since their effect is not material.

  Treasury Stock

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

ACQUISITIONS (NOTE 2)

     On November 30, 1994, Valley acquired approximately $190 million in assets of Rock Financial Corporation ("RFC"), based in North Plainfield, New Jersey and its five branch subsidiary, Rock Bank ("Rock"). Each share of RFC common stock outstanding was converted into 1.85 shares of Valley common stock for a total of approximately 1.7 million shares. The acquisition has been accounted for as a pooling of interests and the consolidated financial statements of Valley include the accounts of RFC for all periods presented. Separate results of the combining entities are as follows:

                                                         ELEVEN
                                                      MONTHS ENDED    YEAR ENDED     YEAR ENDED
                                                      NOVEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                          1994           1993           1992
                                                      ------------   ------------   ------------
                                                                    (IN THOUSANDS)
    Net interest income after provision
      for possible loan losses:
      Valley........................................    $125,418       $130,181       $ 98,858
      RFC...........................................       7,808          7,494          6,475
                                                        --------       --------       --------
                                                        $133,226       $137,675       $105,333
                                                        ========       ========       ========
    Net income:
      Valley........................................    $ 52,303       $ 54,243       $ 41,598
      RFC...........................................       1,784          2,201          1,781
                                                        --------       --------       --------
                                                        $ 54,087       $ 56,444       $ 43,379
                                                        ========       ========       ========

     On June 18, 1993, Valley issued approximately 421,000 shares of its common stock at a cost of $10,962,000 in exchange for approximately 661,000 shares of common stock of Peoples Bancorp ("Peoples") of Fairfield, New Jersey, a New Jersey Corporation and a registered bank holding company of Peoples Bank, National Association, a banking association. The merger was accounted for under the purchase method of accounting, and as such, the consolidated financial statements include the results of operations and assets and liabilities of Peoples from June 18, 1993 forward.

     Under the purchase method of accounting the assets acquired and liabilities assumed were recorded at their estimated fair value at the merger date, which resulted in an inmaterial amount of negative goodwill, which was allocated to bank premises.

     The proforma results of operations for the period January 1 to June 18, 1993 and for the year ended December 31, 1992, assuming Peoples had been acquired as of January 1, 1992, would not have been significantly different from those presented in the Consolidated Statements of Income.

     The acquisition of Peoples resulted in the following statement of condition increases as of the acquisition date:

   Investment securities..........................................  $ 47,472,000
   Loans, net of unearned income..................................  $138,459,000
   Total deposits.................................................  $204,825,000

INVESTMENT SECURITIES HELD TO MATURITY (NOTE 3)

     The amortized cost, fair value and unrealized gains and losses of securities held to maturity at December 31, 1994 and 1993 were as follows:

                                                                DECEMBER 31, 1994
                                                            --------------------------
                                                              GROSS           GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED         FAIR
                                                 COST         GAINS          LOSSES           VALUE
                                               --------     ----------     -----------     -----------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations..................  $ 16,288       $   38        $  (1,186)      $  15,140
Obligations of states and political
  subdivisions...............................   326,344        1,270           (7,394)        320,220
Mortgage-backed securities...................   501,120          144          (29,195)        472,069
Other debt securities........................       780           --               --             780
                                               --------       ------        ---------       ---------
  Total debt securities......................   844,532        1,452          (37,775)        808,209
Equity securities............................     1,021           --               --           1,021
Other securities.............................       598           --               --             598
                                               --------       -------       ---------       ---------
  Total investment securities held to
     maturity................................  $846,151       $1,452        $ (37,775)      $ 809,828
                                               ========       ======        =========       =========

                                                                DECEMBER 31, 1993
                                                            --------------------------
                                                              GROSS           GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED         FAIR
                                                 COST         GAINS          LOSSES           VALUE
                                               --------     ----------     -----------     -----------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations..................  $110,954      $  1,939        $  (107)      $   112,786
Obligations of states and political
  subdivisions...............................   288,530         7,944           (311)          296,163
Mortgage-backed securities...................   590,717        13,465           (874)          603,308
Other debt securities........................       284            --             --               284
                                               --------      ---------       --------      -----------
  Total debt securities......................   990,485        23,348         (1,292)        1,012,541
Equity securities............................     1,021            --             --             1,021
Other securities.............................        67            --             --                67
                                               --------      ---------       --------      -----------
  Total investment securities held to
     maturity................................  $991,573      $ 23,348        $(1,292)      $ 1,013,629
                                               ========      ========        ========      ===========

     The contractual maturities of investments in debt securities held to maturity at December 31, 1994 are set forth in the following table:

                                                            AMORTIZED COST      FAIR VALUE
                                                            --------------      -----------
                                                                    (IN THOUSANDS)
        Due in one year...................................     $ 69,689         $  69,927
        Due after one year thru five years................      224,095           218,058
        Due after five years thru ten years...............       36,159            34,598
        Due after ten years...............................       13,469            13,557
                                                               --------         ---------
                                                                343,412           336,140
        Mortgage-backed securities........................      501,120           472,069
                                                               --------         ---------
             Total debt securities........................      844,532           808,209
        Equity securities.................................        1,021             1,021
        Other securities..................................          598               598
                                                               --------         ---------
             Total investment securities held to
               maturity...................................     $846,151         $ 809,828
                                                               ========         =========

     Actual maturities of debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity and other securities do not have contractual maturities.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $126,834,000 and $71,728,000 at December 31, 1994 and 1993, respectively.

     Gross gains (losses) realized on sales, maturities and other securities transactions for the year ended December 31, 1992 were as follows:

                                                                              1992
                                                                         --------------
                                                                         (IN THOUSANDS)
        Sales transactions:
          Gross gains..................................................      $6,380
          Gross losses.................................................         (49)
                                                                             ------
                                                                              6,331
                                                                             ------
        Maturities and other securities transactions:
          Gross gains..................................................          27
          Gross losses.................................................          --
                                                                             ------
                                                                                 27
                                                                             ------
          Net gains on securities transactions.........................      $6,358
                                                                             ======

     Cash proceeds from sales transactions approximated $266,615,000 for the year ended 1992.

INVESTMENT SECURITIES AVAILABLE FOR SALE (NOTE 4)

     The amortized cost, approximate fair value and unrealized gains and losses of securities available for sale at December 31, 1994 and 1993 were as follows:

                                                               DECEMBER 31, 1994
                                                            ------------------------
                                                              GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                 COST         GAINS         LOSSES            VALUE
                                               --------     ---------     ----------       ----------
                                                                    (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations..................  $188,889       $  --        $  (9,815)       $ 179,074
Mortgage-backed securities...................   292,683          --          (18,281)         274,402
                                               --------       ------       ---------        ----------
Total debt securities........................   481,572          --          (28,096)         453,476
Equity securities............................     4,042         768              (63)           4,747
                                               --------       -----        ---------        ---------
  Total investment securities available for
     sale....................................  $485,614       $ 768        $ (28,159)       $ 458,223
                                               ========       =====        =========        =========

                                                               DECEMBER 31, 1993
                                                            ------------------------
                                                              GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                 COST         GAINS         LOSSES            VALUE
                                               --------     ---------     ----------     ---------------
                                                                    (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations..................  $201,565      $ 5,835       $     --         $ 207,400
Mortgage-backed securities...................   256,417        1,553         (1,258)          256,712
                                               --------      -------       ---------        ----------
  Total debt securities......................   457,982        7,388         (1,258)          464,112
Equity securities............................     3,098        2,376            (48)            5,426
                                               --------      -------       ---------        ---------
  Total investment securities available for
     sale....................................  $461,080      $ 9,764       $ (1,306)        $ 469,538
                                               ========      =======       ========         =========

     The contractual maturities of investments in debt securities available for sale at December 31, 1994 are set forth in the following table:

                                                            AMORTIZED COST     FAIR VALUE
                                                            --------------     -----------
                                                                  (IN THOUSANDS)
        Due in one year...................................     $     --         $      --
        Due after one year thru five years................      188,889           179,074
                                                               --------         ---------
                                                                188,889           179,074
        Mortgage-backed securities........................      292,683           274,402
                                                               --------         ---------
             Total debt securities........................      481,572           453,476
        Equity securities.................................        4,042             4,747
                                                               --------         ---------
             Total investment securities available for
               sale.......................................     $485,614         $ 458,223
                                                               ========         =========

     Actual maturities on debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

     Gross gains (losses) realized on sales, maturities and other securities transactions for the years ended December 31, 1994 and 1993 were as follows:

                                                                      1994       1993
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Sales transactions:
          Gross gains..............................................  $6,067     $7,492
          Gross losses.............................................     (99)      (297)
                                                                     ------     ------
                                                                      5,968      7,195
                                                                     ------     ------
        Maturities and other securities transactions:
          Gross gains..............................................      78         27
          Gross losses.............................................      --         --
                                                                     ------     ------
                                                                         78         27
                                                                     ------     ------
          Net gains on securities transactions.....................  $6,046     $7,222
                                                                     ======     ======

     Cash proceeds from sales transactions approximated $187,096,000 and $330,546,000 for the years ended 1994 and 1993, respectively.

LOANS (NOTE 5)

     The detail of the loan portfolio as of December 31, 1994 and 1993 was as follows:

                                                                 1994           1993
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Commercial..........................................  $  266,853     $  218,502
        Construction........................................      64,836         64,326
        Commercial mortgage.................................     522,696        437,072
        Residential mortgage................................     684,629        619,084
        Installment.........................................     645,719        544,034
                                                              ----------     ----------
                                                               2,184,733      1,883,018
        Less: Unearned income...............................      (1,499)        (1,834)
                                                              ----------     ----------
        Loans, net of unearned income.......................   2,183,234      1,881,184
        Loans held for sale.................................       4,574         17,757
                                                              ----------     ----------
             Total loans....................................  $2,187,808     $1,898,941
                                                               =========      =========

     VNB grants loans in the ordinary course of business to their directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1994:

                                                                         (IN THOUSANDS)
                                                                         --------------
        Outstanding at beginning of year...............................     $ 24,816
        New loans and advances.........................................       19,310
        Repayments.....................................................      (13,235)
                                                                            --------
        Outstanding at end of year.....................................     $ 30,891
                                                                            ========

     Non-performing assets include non-accrual loans and other real estate owned.

     The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-performing assets at December 31, 1994 and 1993 were as follows:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Loans past due in excess of 90 days and still accruing...  $ 5,416     $ 8,677
                                                                   =======     =======
        Non-accrual loans........................................  $18,796     $22,983
        Other real estate owned..................................    6,865       3,710
                                                                   -------     -------
                  Total non-performing assets....................  $25,661     $26,693
                                                                   =======     =======

     The amount of interest income that would have been recorded on non-accrual loans in 1994, 1993 and 1992 had payments remained in accordance with the original contractual terms approximated $2,433,000, $3,076,000 and $2,830,000 while the actual amount of interest income recorded on these types of assets in 1994, 1993 and 1992 totalled $901,000, $759,000 and $360,000, resulting in lost interest income of $1,532,000, $2,317,000 and $2,470,000, respectively.

     At December 31, 1994, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

ALLOWANCE FOR POSSIBLE LOAN LOSSES (NOTE 6)

     Transactions in the allowance for possible loan losses during 1994, 1993 and 1992 were as follows:

                                                        1994        1993         1992
                                                       -------     -------     --------
                                                                (IN THOUSANDS)
        Balance at beginning of year.................  $36,568     $29,990     $ 23,366
        Balance from acquisition.....................       --       4,466           --
        Provision charged to operating expense.......    3,545       6,360       16,320
                                                       -------     -------     --------
                                                        40,113      40,816       39,686
                                                       -------     -------     --------
        Less net loan charge-offs
          Loans charged-off..........................   (5,869)     (5,560)     (10,871)
          Less recoveries on loan charge-offs........    2,190       1,312        1,175
                                                       -------     -------     --------
        Net loan charge-offs.........................   (3,679)     (4,248)      (9,696)
                                                       -------     -------     --------
        Balance at end of year.......................  $36,434     $36,568     $ 29,990
                                                       =======     =======     ========

MORTGAGE SERVICING (NOTE 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI purchases the rights to service these portfolios in the secondary market and is compensated for loan administrative services performed.

     The aggregate principal balances of mortgage loans serviced by MSI approximated $1,204,980,000, $1,174,939,000 and $1,228,710,000 at December 31,
1994, 1993 and 1992, respectively. These amounts included $536,601,000, $467,003,000 and $395,716,000 as of December 31, 1994, 1993 and 1992,
respectively, of loans serviced on behalf of VNB. The outstanding balance of loans serviced for others is not included in the consolidated statement of financial condition.

     The costs associated with acquiring mortgage servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated periods which the related loans are expected to generate income. The remaining unamortized costs at December 31, 1994, 1993 and 1992, amounted to $5,998,000, $6,193,000 and $9,961,000, respectively. Amortization expense for 1994, 1993 and 1992 amounted to $1,585,000, $3,715,000 and
$2,793,000, respectively, and is included in amortization of intangible assets.

PREMISES AND EQUIPMENT (NOTE 8)

     At December 31, 1994 and 1993, premises and equipment consisted of:

                                                                   1994         1993
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Land...................................................  $ 12,354     $ 10,393
        Buildings..............................................    28,760       27,120
        Leasehold improvements.................................     4,772        4,601
        Furniture and equipment................................    28,707       26,607
                                                                 --------     --------
                                                                   74,593       68,721
        Less accumulated depreciation and amortization.........   (29,177)     (24,148)
                                                                 --------     --------
                  Net premises and equipment...................  $ 45,416     $ 44,573
                                                                 ========     ========

     Depreciation and amortization included in non-interest expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $5,039,000, $4,422,000 and $3,775,000, respectively.

OTHER ASSETS (NOTE 9)

     At December 31, 1994 and 1993, other assets consisted of the following:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Mortgage servicing rights................................  $ 5,998     $ 6,193
        Goodwill.................................................    3,668       3,917
        Core deposits............................................    2,231       3,101
        Other real estate owned..................................    6,865       3,710
        Deferred tax asset.......................................   25,658      14,513
        Other....................................................   16,617      16,374
                                                                   -------     -------
                  Total other assets.............................  $61,037     $47,808
                                                                   =======     =======

DEPOSITS (NOTE 10)

     The carrying value of deposits at December 31, 1994 and 1993 were as follows:

                                                                 1994           1993
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Non-interest bearing demand deposits................  $  479,944     $  432,948
        Savings accounts....................................   1,629,308      1,724,475
        Certificates of deposit of $100,000 or more.........     246,810        141,588
        Other time deposits.................................     977,959        951,645
                                                              ----------     ----------
                  Total deposits............................  $3,334,021     $3,250,656
                                                               =========      =========

     Interest expense on certificates of deposits of $100,000 or more totaled approximately $13,925,000, $4,227,000 and $8,883,000 in 1994, 1993 and 1992,
respectively.

OTHER BORROWINGS (NOTE 11)

     At December 31, 1994 and 1993, other borrowings consisted of the following:

                                                                      1994       1993
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Capitalized lease obligation...............................  $2,331     $2,667

     The capitalized lease obligation is due to be repaid in May of 1995.

BENEFIT PLANS (NOTE 12)

  Pension Plan

     VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service, primary social security benefits and the employee's highest average compensation as defined. It is VNB's funding policy to contribute annually the maximum amount that can be deducted for federal income tax purposes. In 1994 and 1993, contributions totaling $1,091,000 and $927,000 were made, while in 1992 no contributions were made due to the full funding limitations of the Internal Revenue Code. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key employees.

     The following table sets forth the funded status of the plans and amounts recognized in Valley's financial statements at December 31, 1994 and 1993:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Plan assets at fair value, primarily government and
          corporate bonds, corporate stocks, certificates of
          deposit and other miscellaneous assets.................  $11,931     $ 9,975
        Actuarial present value of benefit obligations:
          Accumulated benefit obligation for service rendered to
             date, including vested benefits of $9,371 in 1994
             and $8,292 in 1993..................................    9,927       8,703
          Additional future benefits based on estimated salary
             levels..............................................    2,759       2,347
                                                                   -------     -------
        Projected benefit obligations............................  $12,686     $11,050
                                                                   -------     -------
        Deficiency of plan assets over projected benefit
          obligations............................................  $  (755)    $(1,075)
        Unrecognized net (gain) loss from past experience
          different from that assumed and effects of changes in
          assumptions............................................     (156)        576
        Unrecognized net asset at January 1, being recognized
          over an average of 15.7 years..........................     (791)       (878)
        Prior service cost not yet recognized in net periodic
          pension cost...........................................      854         436
                                                                   -------     -------
        Accrued pension cost included in other liabilities.......     (848)       (941)
        Additional minimum liability.............................       --        (116)
                                                                   -------     -------
                  Total..........................................  $  (848)    $(1,057)
                                                                   =======     =======

     Net periodic pension expense for 1994, 1993 and 1992 included the following components:

                                                             1994      1993      1992
                                                            ------     -----     -----
                                                                  (IN THOUSANDS)
        Service cost-benefits earned during the period....  $1,013     $ 802     $ 629
        Interest cost on projected benefit obligations....     893       777       687
        Actual return on plan assets......................    (765)     (679)     (868)
        Net amortization and deferral.....................    (140)     (195)       77
                                                            ------     -----     -----
                  Total net periodic pension expense......  $1,001     $ 705     $ 525
                                                            ======     =====     =====

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 8.00% and 6.00%, respectively, for 1994, 7.50% and 6.00% for 1993 and 8.00% and 6.00% for 1992. The expected long term rate of return on assets was 9.00% for 1994, 1993 and 1992, and the weighted average discount rate used in computing pension cost was 7.50%, 8.00% and 8.00% for 1994, 1993, and 1992, respectively.

  Bonus Plan

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1994, 1993 and 1992 were $1,495,000, $1,439,000 and
$1,271,000, respectively.

  Savings Plan

     During the early part of 1992, VNB implemented a contribution matching 401K Savings and Investment Plan. This plan, which replaced a defined contribution profit sharing plan, covers eligible employees of VNB and its subsidiaries. The 401K plan allows employees to contribute from 1% to 12% of their salary with VNB matching the first 3% out of its current years earnings with the distribution of VNB's contributions subject to a vesting schedule. 401K and profit sharing expense for 1994, 1993 and 1992 amount to $586,000, $663,000 and $502,000, respectively.

STOCK INCENTIVE PLAN

     Valley maintains a stock incentive plan pursuant to which 1,759,076 shares of common stock have been authorized for issuance to certain key employees in the form of stock options, stock appreciation rights and restricted stock awards. Shares of Valley's common stock may be purchased under qualified and non-qualified stock options at 100 percent and 80 percent, respectively, of the fair market value of such shares on the date of the grant. The options granted under this plan are, in general, exercisable not earlier than one year after the date of grant, and expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Changes in total options outstanding during 1994, 1993 and 1992 are as follows:

                                    1994                      1993                      1992
                           -----------------------   -----------------------   -----------------------
                                       PER SHARE                 PER SHARE                 PER SHARE
 QUALIFIED STOCK OPTIONS   SHARES     PRICE RANGE    SHARES     PRICE RANGE    SHARES     PRICE RANGE
- -------------------------  -------   -------------   -------   -------------   -------   -------------
Options outstanding at
  beginning of year......  476,530   $ 7.27-$23.18   405,666   $ 7.27-$20.73   358,367   $ 7.27-$16.06
Options granted..........   85,675   $24.75-$26.02   138,105   $20.54-$23.18   141,688   $13.51-$20.73
Options cancelled........   (9,532)  $ 7.27-$23.18    (6,561)  $ 7.27-$20.73   (54,234)  $ 7.27-$13.52
Options exercised........  (67,049)  $ 7.27-$23.18   (60,680)  $ 7.27-$20.73   (40,155)  $ 7.27-$13.98
                           -------   -------------   -------   -------------   -------   -------------
Options outstanding at
  end of year............  485,624   $ 7.27-$26.02   476,530   $ 7.27-$23.18   405,666   $ 7.27-$20.73
                           -------   -------------   -------   -------------   -------   -------------

     Options exercisable under the Plan's vesting schedule at December 31, 1994, 1993 and 1992, were 178,258, 144,137 and 109,129 options, respectively.

                                                1994                   1993                   1992
                                        --------------------   --------------------   --------------------
                                                  PER SHARE              PER SHARE              PER SHARE
     NON-QUALIFIED STOCK OPTIONS        SHARES   PRICE RANGE   SHARES   PRICE RANGE   SHARES   PRICE RANGE
- --------------------------------------  ------   -----------   ------   -----------   ------   -----------
Options outstanding at beginning of
  year................................  11,137     $  9.89     11,137     $  9.89     14,850     $  9.89
Options cancelled.....................    --       $  9.89       --       $  9.89     (3,713)    $  9.89
                                        ------     -------     ------     -------     ------     -------
Options outstanding at end of year....  11,137     $  9.89     11,137     $  9.89     11,137     $  9.89
                                        ======     =======     ======     =======     ======     =======

     Options exercisable under the Plan's vesting schedule at December 31, 1994, 1993 and 1992, were 11,137, 8,910 and 6,682 options, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salaries expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding at December 31, 1994, 1993 and 1992.

                                                          1994        1993        1992
                                                         -------     -------     ------
        Awards outstanding at beginning of year........   49,893      42,275     32,334
        Awards granted.................................   17,650      20,364     20,487
        Awards vested..................................  (16,322)    (12,155)    (8,711)
        Awards forfeited...............................     (275)       (591)    (1,835)
                                                         -------     -------     ------
        Awards outstanding at end of year..............   50,946      49,893     42,275
                                                         =======     =======     ======

     The amount of compensation costs included in salaries expense in 1994, 1993 and 1992 amounted to $254,000, $232,000 and $131,000, respectively.

INCOME TAXES (NOTE 13)

     As discussed in Note 1, Valley adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $402 thousand is determined as of January 1, 1993 and is reported separately in the consolidated statement of income for the year ended December 31, 1993. Prior years' financial statements have not been restated to apply the provision of SFAS No. 109.

     Income tax expense(benefit) included in the financial statements consisted of the following:

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Income tax from Operations:
          Current:
             Federal..................................  $23,687     $26,053     $20,823
             State....................................    6,216       7,053       3,504
                                                        -------     -------     -------
                                                         29,903      33,106      24,327
          Deferred:
             Federal & State..........................       75      (2,403)     (2,232)
                                                        -------     -------     -------
             Total income tax from operations.........   29,978      30,703      22,095
        Shareholders Equity:
          Investment securities available for sale....  (11,220)         --          --
                                                        -------     -------     -------
                                                        $18,758     $30,703     $22,095
                                                        =======     =======     =======

     The significant components of deferred income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                         1994        1993        1992
                                                       --------     -------     -------
                                                                (IN THOUSANDS)
        Allowance for possible loans losses..........  $   (673)    $(2,061)    $(2,113)
        State privilege year taxes...................     1,012        (851)         --
        Non-accrual loan interest....................       570        (123)       (221)
        Tax over book depreciation...................      (192)        692          87
        Purchase accounting adjustments..............      (538)      1,714          --
        Recapture of thrift bad debt reserve.........        --      (1,487)         --
        Other........................................      (104)       (287)         15
                                                       --------     -------     -------
          Deferred income tax benefit from
             operations..............................        75      (2,403)     (2,232)
        Shareholders' Equity:
          Investment securities available for sale...   (11,220)         --          --
                                                       --------     -------     -------
          Net deferred income tax benefit............  $(11,145)    $(2,403)    $(2,232)
                                                       ========     =======     =======

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Allowance for possible loan losses.....................  $14,385     $13,712
          State privilege year taxes.............................    1,471       2,483
          Non-accrual loan interest..............................      556       1,126
          Investment securities available for sale...............   11,220          --
          Other..................................................    3,282       3,523
                                                                   -------     -------
             Total deferred tax assets...........................   30,914      20,844
        Deferred tax liabilities:
          Tax over book depreciation.............................    1,841       2,033
          Purchase accounting adjustments........................    1,176       1,714
          Unearned discount on investments.......................      646         642
          Other..................................................    1,593       1,942
                                                                   -------     -------
             Total deferred tax liabilities......................    5,256       6,331
          Net deferred tax asset.................................  $25,658     $14,513
                                                                   =======     =======

     A reconciliation between the reported income tax expense from operations and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Tax at statutory federal income tax rate......  $31,158     $30,610     $22,261
        Increases(decreases) resulted from:
          Tax-exempt interest, net of interest
             incurred to carry tax-exempts............   (5,213)     (4,666)     (4,479)
             State income tax, net of federal tax
               benefit................................    3,376       4,584       2,312
          Provision for recapture of bad debt
             deduction upon merger....................       --          --       1,670
          Other, net..................................      657         175         331
                                                        -------     -------     -------
          Income tax expense..........................  $29,978     $30,703     $22,095
                                                        =======     =======     =======

COMMITMENTS AND CONTINGENCIES (NOTE 14)

  Cash Reserves

     At December 31, 1994, cash reserves maintained in accordance with Federal Reserve regulations amounted to $41,940,000.

  Lease Commitments

     Certain bank facilities are occupied under non-cancelable long term operating leases which expire at various dates through 2005. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                                 (IN THOUSANDS)
        1995...................................................      $1,937
        1996...................................................       1,758
        1997...................................................       1,607
        1998...................................................       1,438
        1999...................................................       1,306
        2000-2005..............................................       1,931
                                                                      -----
          Total lease commitments..............................      $9,977
                                                                     ======

     Net occupancy and equipment expense for 1994, 1993 and 1992 includes approximately $1,834,000, $2,318,000 and $1,730,000, respectively, of rental expenses for bank facilities.

  Financial Instruments With Off-Balance Sheet Risk

     In the ordinary course of business of meeting the financial needs of its customers, Valley, through its subsidiary VNB, is a party to various financial instruments which are properly not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of VNB's level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. VNB seeks to limit any exposure of credit loss by applying the same credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

     The following table provides a summary of the contract amount of financial instruments with off-balance sheet risk at December 31, 1994.

                                                                  1994             1993
                                                             --------------   --------------
                                                                     (IN THOUSANDS)
        Standby and commercial letters of credit...........     $ 25,540         $ 26,179
        Commitments under unused lines of credit...........      386,692          448,719
        Outstanding loan commitments.......................      141,188          133,581
                                                                --------         --------
        Total financial instruments with off-balance sheet
          risk.............................................     $553,420         $608,479
                                                                ========         ========

     Standby letters of credit represent the guarantee by VNB of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee.

     The amounts set forth above do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. Most of VNB's lending activity is to customers within the state of New Jersey.

  Litigation

     In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position of Valley will not be materially affected by the outcome of such legal proceedings and claims.

  Acquisition

     On November 9, 1994, Valley entered into an Agreement and Plan of Merger to acquire American Union Bank ("American"), a $55 million, two office bank headquartered in Union, New Jersey. Shareholders of American will receive 0.50 shares of Valley common stock for each of the 549,970 outstanding shares of common stock of American, resulting in the issuance by Valley of 274,985 shares of Valley common stock.

STOCKHOLDERS' EQUITY (NOTE 15)

  Dividend Restrictions

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 1995 without prior approval of the OCC of up to $65,187,000 plus an amount equal to VNB's net profits for 1995 to the date of such dividend declaration.

  Warrants for Purchase of Common Stock

     Pursuant to the Merger Agreement between Valley and Mayflower, Valley issued 449,883 warrants valued at approximately $225,000 in exchange for all issued and outstanding common shares of Mayflower. The warrants, which became exercisable on June 30, 1991 and expire on December 31, 1995, provide the warrant holder the right to acquire 2.0625 shares of Valley's common stock at a price of $27.50. At December 31, 1994, 273,971 warrants remain exercisable which provide the holders with the right to acquire 565,065 shares at a purchase price of approximately $13.33 per share.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (NOTE 16)

                                                               QUARTERS ENDED 1994
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    58,269   $    59,231   $    61,577   $    63,868
Interest expense............................       21,133        22,341        24,496        25,869
Net interest income.........................       37,136        36,890        37,081        37,999
Provision for possible loan losses..........          945           950           960           690
Non-interest income.........................        7,535         4,661         5,439         4,844
Non-interest expense........................       19,377        19,585        19,557        20,499
Income before income taxes..................       24,349        21,016        22,003        21,654
Income tax expense..........................        8,326         7,005         7,293         7,354
Net income..................................       16,023        14,011        14,710        14,300
Net income per share........................         0.56          0.49          0.51          0.50
Cash dividends per share....................         0.23          0.25          0.25          0.25
Average shares outstanding..................   28,591,645    28,694,032    28,752,384    28,813,080

                                                               QUARTERS ENDED 1993
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    58,477   $    58,554   $    60,893   $    59,537
Interest expense............................       24,239        23,428        23,532        22,227
Net interest income.........................       34,238        35,126        37,361        37,310
Provision for possible loan losses..........        1,590         2,090         1,590         1,090
Non-interest income.........................        7,784         6,573         7,316         4,841
Non-interest expense........................       17,602        18,827        20,542        19,669
Income before income taxes..................       22,830        20,782        22,545        21,392
Income tax expense..........................        7,695         7,295         8,407         7,306
Income before cumulative effect of
  accounting change.........................       15,135        13,487        14,138        14,086
Cumulative effect of accounting change......         (402)           --            --            --
Net income..................................       14,733        13,487        14,138        14,086
Net income per share before cumulative
  effect of accounting change...............          .54           .48           .50           .49
Net income per share........................          .53           .48           .50           .49
Cash dividends per share....................          .18           .20           .20           .20
Average shares outstanding..................   27,928,940    28,057,585    28,505,376    28,532,092

PARENT COMPANY INFORMATION (NOTE 17)

  Condensed Statements of Income

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Income
  Dividends from subsidiary................................  $ 29,800     $ 21,800     $ 21,250
  Interest from subsidiary.................................       543          114          119
  Gains(losses) on securities transactions, net............     2,111          134         (170)
  Other interest and dividends.............................       715        1,256        1,154
  Other income.............................................        --           --          111
                                                             --------     --------     --------
                                                               33,169       23,304       22,464
Expenses...................................................     2,694        2,628        2,004
                                                             --------     --------     --------
Income before income taxes and equity in undistributed
  earnings of subsidiary...................................    30,475       20,676       20,460
Income tax expense.........................................       883          204          274
                                                             --------     --------     --------
Income before equity in undistributed earnings of
  subsidiary...............................................    29,592       20,472       20,186
Equity in undistributed earnings of subsidiary.............    29,452       35,948       23,193
                                                             --------     --------     --------
Net income before cumulative effect of accounting change...    59,044       56,420       43,379
Cumulative effect of accounting change.....................        --           24           --
                                                             --------     --------     --------
Net income.................................................  $ 59,044     $ 56,444     $ 43,379
                                                             ========     ========     ========

  Condensed Statements of Financial Condition

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Assets
          Cash.................................................  $    914     $    167
          Interest bearing deposits with banks.................    32,000       10,211
          Investment securities available for sale.............     4,747       19,101
          Investment in subsidiary.............................   264,348      251,514
          Other assets.........................................     5,805        7,068
                                                                 --------     --------
             Total assets......................................  $307,814     $288,061
                                                                 --------     --------
        Liabilities
          Dividends payable to shareholders....................  $  7,207     $  5,370
          Other liabilities....................................       416          240
                                                                 --------     --------
             Total liabilities.................................     7,623        5,610
                                                                 --------     --------
        Shareholders' Equity
          Common stock.........................................    16,276        9,642
          Surplus..............................................   133,190       63,211
          Retained earnings....................................   169,060      211,762
          Unrealized loss on investment securities available
             for sale,
             net of tax........................................   (16,171)          --
                                                                 --------     --------
                                                                  302,355      284,615
          Treasury stock at cost...............................    (2,164)      (2,164)
                                                                 --------     --------
             Total shareholders' equity........................   300,191      282,451
                                                                 --------     --------
             Total liabilities and shareholders' equity........  $307,814     $288,061
                                                                 ========     ========

  Condensed Statements of Cash Flows

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $ 59,044     $ 56,444     $ 43,379
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Equity in undistributed earnings of subsidiary........   (29,452)     (35,948)     (23,193)
     Depreciation and amortization of intangible assets....       920        1,078        1,335
     Amortization of compensation costs on non-qualified
       stock options and restricted stock awards...........       254          232          131
     Net deferred income tax benefit.......................        73          (28)          (2)
     Net amortization (accretion) of premiums and
       discounts...........................................        35          101         (134)
     Net losses(gains) on securities transactions..........    (2,111)        (134)         170
     Write-off of purchase accounting discount.............        --           --         (111)
     Restricted stock issued...............................        --          114           37
     Net (increase)decrease in other assets................       342          220          (56)
     Net increase(decrease) in other liabilities...........      (154)        (144)         121
                                                             --------     --------     --------
     Net cash provided by operating activities.............    28,951       21,935       21,677
                                                             --------     --------     --------
Cash flows from investing activities:
  Cash paid to retire preferred stock of Peoples Bancorp...        --       (2,514)          --
  Cash received pursuant to acquisitions and mergers.......        --          341           --
  Proceeds from maturing investment securities.............    12,000           --        6,000
  Proceeds from sales of investment securities available
     for sale..............................................     9,613        5,248          174
  Purchases of investment securities.......................    (4,478)      (5,220)      (6,099)
  Net increase(decrease) in short term investments.........   (21,789)         476       (4,532)
                                                             --------     --------     --------
     Net cash used in investment activities................    (4,654)      (1,669)      (4,457)
                                                             --------     --------     --------
Cash flows from financing activities:
  Purchases of common shares added to treasury.............        --         (780)        (209)
  Dividends paid to shareholders...........................   (26,665)     (21,701)     (19,135)
  Common stock issued......................................     3,115        2,246          353
  Decrease in loans and advances to subsidiary.............        --           --        1,822
                                                             --------     --------     --------
     Net cash used in financing activities.................   (23,550)     (20,235)     (17,169)
                                                             --------     --------     --------
Net increase in cash.......................................       747           31           51
Cash at beginning of year..................................       167          136           85
                                                             --------     --------     --------
Cash at end of year........................................  $    914     $    167     $    136
                                                             ========     ========     ========

FAIR VALUES OF FINANCIAL INSTRUMENTS (NOTE 18)

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires disclosure of estimated fair values for financial instruments.

     Limitations: The fair value estimates made at December 31, 1994 and 1993 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g. its mortgage servicing operation and trust department) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and short-term investments: For such short-term investments, the carrying amount is considered to be a reasonable estimate of fair value.

     Investment securities held to maturity and investment securities available for sale: Fair values are based on quoted market prices.

     Loans and loans held for sale: Fair values were estimated by obtaining quoted market prices, when available. The fair value of other loans were estimated by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan.

     Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits was based on the discounted value of contractual cash flows using estimated rates currently offered for deposits of similar remaining maturity.

     Short term liabilities: Current carrying amounts approximate estimated fair value.

     Other borrowings: The fair value was estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1994 and 1993:

                                                 1994                        1993
                                        -----------------------     -----------------------
                                        CARRYING        FAIR        CARRYING        FAIR
                                         AMOUNT         VALUE        AMOUNT         VALUE
                                        ---------     ---------     ---------     ---------
    Financial assets:
         Cash and due from banks......  $ 154,647     $ 154,647     $  75,927     $  75,927
         Federal funds sold...........         --            --        93,050        93,050
         Other short-term
           investments................         --            --         2,132         2,132
         Investment securities held to
           maturity...................    846,151       809,828       991,573     1,013,629
         Investment securities
           available for sale.........    458,223       458,223       461,080       469,538
         Loans........................  2,187,808     2,106,194     1,898,941     1,907,859
         Due from customers on
           acceptances outstanding....      1,498         1,498         1,192         1,192

    Financial liabilities:
         Deposits with no stated
           maturity...................  2,109,252     2,109,252     2,157,423     2,157,423
         Deposits with stated
           maturities.................  1,224,769     1,212,161     1,093,233     1,111,700
         Short-term borrowings........     79,353        79,353        43,813        43,813
         Other borrowings.............      2,331         2,331         2,667         2,667
         Bank acceptances
           outstanding................      1,498         1,498         1,192         1,192

     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1994 and 1993 is not material.

SUBSEQUENT EVENT (UNAUDITED) (NOTE 19)

     On January 26, 1995 Valley entered into a letter of intent to acquire the $661 million Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered savings bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The letter of intent stipulates that 1.225 shares of common stock of Valley will be exchanged for each of the 3,881,398 shares of common stock of LFG. Valley also entered into a separate stock option agreement which gives Valley the option to purchase 1.25 million shares of authorized, but unissued common stock of LFG at an exercise price of $21.00 per share in the event that another party obtains control of LFG.

                          INDEPENDENT AUDITORS' REPORT

[K P M G Peat Marwick L O G O]

KPMG Peat Marwick LLP
Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

The Board of Directors and Shareholders
Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, Valley National Bancorp and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993.

January 25, 1995

/s/ K P M G Peat Marwick LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the registrant are incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held on March 23, 1995 except for certain information on Executive Officers of the Registrant which is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held March 23, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference in the Proxy Statement for the Annual Meeting of Shareholders to be held March 23, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference in the Proxy Statement for the Annual Meeting of Shareholders to be held March 23, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules:

    The financial statements listed on the index of this Annual Report on Form 10-K are filed as part of this Annual Report.

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Current Reports on Form 8-K during the quarter ended December 31, 1994:

     (1) On October 19, 1994 to report the signing of a Letter of Intent to effect a merger between Valley National Bancorp, Valley National Bank and American Union Bank.

     (2) On October 31, 1994 to report the quarterly release of earnings for September 30, 1994 for Valley National Bancorp.

     (3) On October 16, 1994 to report the signing of the Agreement and Plan of Merger, dated November 9, 1994 by and among Valley National Bancorp, Valley National Bank and American Union Bank.

     (4) On December 5, 1994 to report the merger of Rock Financial Corporation into Valley National Bancorp at the close of business on November 30, 1994.

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     (2) Plan of Acquisition:

            A. Agreement and Plan of Merger and Stock Option Agreement, dated
               November 9, 1994, by and among Valley National Bancorp, Valley National Bank and American Union Bank is incorporated by reference to Registrant's Registration Statement on Form S-4 (No.33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

            B. Letter of Intent and Stock Option Agreement, dated January 26,
               1995, by and among Valley National Bancorp, Valley national Bank, Lakeland First Financial Group, Inc., and Lakeland Savings Bank is incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 1995.

      (3) Articles of Incorporation and Bylaws:

              A.    Amendment to the Certificate of Incorporation of the Registrant dated
                    April 15,1994.
          *** B.    By-Laws of the Registrant adopted as of March 14, 1989 and amended March
                    19, 1991.

     (10) Material Contracts:

              A.    "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Sam P. Pinyuh, Peter Crocitto, Alan
                    Eskow, Robert Farrell, Robert Mulligan and Peter John Southway.
           ** B.    "The Valley National Bancorp Long-term Stock Incentive Plan" dated January
                    18, 1994.
            * C.    Warrant Agreement by and between Valley National Bancorp and Valley
                    National Bank, Trust Department governing the terms of 450,000 warrants to purchase Valley National Bancorp common stock dated as of December 31,
                    1990.
              D.    "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald
                    H. Lipkin, Peter Southway, and Sam P. Pinyuh is incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.
              E.    "Stock Option Agreement" dated April 1, 1992 between Valley National
                    Bancorp and Michael Guilfoile, is herein incorporated by reference to
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1994.

- ---------------

  * This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1990.

 ** This document is incorporated herein by reference from the Registrant's
    Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

*** This document is incorporated herein by reference from the Registrant's Form
    10-K Annual Report for the fiscal period ending December 31, 1993.

     (21) List of Subsidiaries:

                                                                           PERCENTAGE OF VOTING
                                                       JURISDICTION OF     SECURITIES OWNED BY
                           NAME                         INCORPORATION           THE PARENT
      -----------------------------------------------  ----------------    --------------------
                (a) Subsidiary of Valley:
      Valley National Bank (VNB)                        United States              100%

                (b) Subsidiaries of VNB:
      Valley Investment Corp.                              Delaware                100%
      VNB Mortgage Services, Inc.                         New Jersey               100%
      BNV Realty Incorporated                             New Jersey               100%
      VN Investment, Inc.                                 New Jersey               100%

     (23) Consents of Experts and Counsel

             Consent of KPMG Peat Marwick LLP.

     (27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VALLEY NATIONAL BANCORP

                                      By:       /s/ GERALD H. LIPKIN
                                          ---------------------------------
                                          Gerald H. Lipkin, Chairman of the
                                                         Board
                                             and Chief Executive Officer

Dated: February 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 24, 1995.

           /s/     GERALD H. LIPKIN                   Chairman of the Board and Chief Executive
- --------------------------------------------                     Officer and Director
               Gerald H. Lipkin

           /s/     PETER SOUTHWAY                        President and Chief Operating Officer
- --------------------------------------------          (Principal Financial Officer) and Director
                Peter Southway

           /s/      ALAN D. ESKOW                   Senior Vice President, Financial Administration
- --------------------------------------------          (Principal Accounting Officer) and Corporate
                 Alan D. Eskow                                      Secretary

             /s/   ANDREW ABRAMSON                                   Director
- --------------------------------------------
                Andrew Abramson

             /s/   PAMELA BRONANDER                                  Director
- --------------------------------------------
                Pamela Bronander

              /s/    JOSEPH COCCIA, JR.                              Director
- --------------------------------------------
                 Joseph Coccia, Jr.

               /s/   AUSTIN C. DRUKKER                               Director
- --------------------------------------------
               Austin C. Drukker

             /s/   THOMAS P. INFUSINO                                Director
- --------------------------------------------
              Thomas P. Infusino

              /s/      GERALD KORDE                                  Director
- --------------------------------------------
                 Gerald Korde

             /s/  ROBERT L. MARCALUS                                 Director
- --------------------------------------------
              Robert L. Marcalus

           /s/    ROBERT E. McENTEE                              Director
- ---------------------------------------------
                 Robert E. McEntee

           /s/       SAM P. PINYUH                 Executive Vice President and Director
- ---------------------------------------------
                 Sam P. Pinyuh

             /s/    RUBIN RABINOWITZ                              Director
- ---------------------------------------------
               Rubin Rabinowitz

             /s/    ROBERT RACHESKY                               Director
- ---------------------------------------------
                Robert Rachesky

            /s/      BARNETT RUKIN                                Director
- ---------------------------------------------
                 Barnett Rukin

           /s/      RICHARD F. TICE                               Director
- ---------------------------------------------
                Richard F. Tice

            /s/ LEONARD VORCHEIMER                                Director
- ---------------------------------------------
              Leonard Vorcheimer

             /s/      JOSEPH L. VOZZA                             Director
- ---------------------------------------------
                Joseph L. Vozza

                                EXHIBIT INDEX




     (2) Plan of Acquisition:

            A. Agreement and Plan of Merger and Stock Option Agreement, dated
               November 9, 1994, by and among Valley National Bancorp, Valley National Bank and American Union Bank is incorporated by reference to Registrant's Registration Statement on Form S-4 (No.33-55765) filed with the Securities and Exchange Commission on October 4, 1994.


            B. Letter of Intent and Stock Option Agreement, dated January 26,
               1995, by and among Valley National Bancorp, Valley national Bank, Lakeland First Financial Group, Inc., and Lakeland Savings Bank is incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 1995.

      (3) Articles of Incorporation and Bylaws:

          *** A.    Restated Certificate of Incorporation of the Registrant dated March 22,
                    1994.
          *** B.    By-Laws of the Registrant adopted as of March 14, 1989 and amended March
                    19, 1991.

     (10) Material Contracts:

              A.    "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Sam P. Pinyuh, Peter Crocitto, Alan
                    Eskow, Robert Farrell, Robert Mulligan and Peter John Southway.
           ** B.    "The Valley National Bancorp Long-term Stock Incentive Plan" dated January
                    18, 1994.
            * C.    Warrant Agreement by and between Valley National Bancorp and Valley
                    National Bank, Trust Department governing the terms of 450,000 warrants to purchase Valley National Bancorp common stock dated as of December 31,
                    1990.
              D.    "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald
                    H. Lipkin, Peter Southway, and Sam P. Pinyuh is incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.
              E.    "Stock Option Agreement" dated April 1, 1992 between Valley National
                    Bancorp and Michael Guilfoile, is herein incorporated by reference to
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1994.

- ---------------

  * This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1990.

 ** This document is incorporated herein by reference from the Registrant's
    Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

*** This document is incorporated herein by reference from the Registrant's Form
    10-K Annual Report for the fiscal period ending December 31, 1993.

     (21) List of Subsidiaries:

                                                                           PERCENTAGE OF VOTING
                                                       JURISDICTION OF     SECURITIES OWNED BY
                           NAME                         INCORPORATION           THE PARENT
      -----------------------------------------------  ----------------    --------------------
                (a) Subsidiary of Valley:
      Valley National Bank (VNB)                        United States              100%

                (b) Subsidiaries of VNB:
      Valley Investment Corp.                              Delaware                100%
      VNB Mortgage Services, Inc.                         New Jersey               100%
      BNV Realty Incorporated                             New Jersey               100%
      VN Investment, Inc.                                 New Jersey               100%

     (23) Consents of Experts and Counsel

             Consent of KPMG Peat Marwick LLP.

     (27) Financial Data Schedule