Form 10-K/A
period 1994-12-31
VALLEY NATIONAL BANCORP
filed 1995-04-04
CIK 714310

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         -----------------
                           FORM 10-K/A

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1994

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from __________ to __________

            Commission File Number 0-11179

                     ----------------------

                     VALLEY NATIONAL BANCORP
     (Exact name of registrant as specified in its charter)

            New Jersey                                    22-2477875
   (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.)

          1445 Valley Road
          Wayne, New Jersey                          07474
(Address of principal executive office)           (Zip code)

                          201-305-8800
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

   Title of each class   Name of each exchange on which registered
Common Stock, no par value      New York Stock Exchange, Inc.

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









                        TABLE OF CONTENTS


                                                            Page

PART IV

Item 14.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.....................    3

Signatures...............................................    3






                          INTRODUCTION

     This Form 10-K/A amends the Company's Annual Report on Form
10-K to reflect the inclusion of an amendment to the Registrants'
Articles of Incorporation dated April 15, 1994 which was not disclosed in the original Form 10-K filing.








Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (c)  Exhibits (numbered in accordance with Item 601 of
                 Regulation S-K):

              (3)  Articles of Incorporation and By-Laws:

                   A.  Restated Certificate of Incorporation of the
                         Registrant dated March 22, 1994.
               *** B.  By-Laws of the Registrant adopted as of
                         March 14, 1989 and amended March 19, 1991.
                   C.  Amendment to the Certificate of
                         Incorporation of the Registrant dated
                         April 15, 1994.

                ______

                 ***This document is incorporated herein by
                    reference from the Registrants Form 10-K
                    Annual Report for the fiscal period ending
                    December 31, 1993.






                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VALLEY NATIONAL BANCORP
                                     By:/s/Gerald H. Lipkin
                                     Gerald H. Lipkin
                                     Chairman of the Board and
                                     Chief Executive Officer

                                     Dated:       April 3, 1995

                                     By:/s/Alan D. Eskow
                                     Alan D. Eskow
                                     Senior Vice President and
                                     Principal Accounting Officer

                                     Dated:       April 3, 1995

<EXHIBIT>
EXHIBIT 3(A)

                            RESTATED
                  CERTIFICATE OF INCORPORATION
                               OF
                     VALLEY NATIONAL BANCORP



     The Board of Directors of Valley National Bancorp pursuant to the provisions of Section 14A:95-5(2) has adopted this Restated Certificate of Incorporation to restate and integrate in a single certificate the provisions of its certificate of incorporation as heretofore amended. Valley National Bancorp does hereby certify as follows:

                            ARTICLE I
                         CORPORATE NAME

     The name of the Corporation is Valley National Bancorp
(hereinafter the "Corporation").

                           ARTICLE II
                    CURRENT REGISTERED OFFICE
                  AND CURRENT REGISTERED AGENT

     The address of the Corporation's current registered office is 1445 Valley Road, Wayne, New Jersey. The name of the current registered agent at that address is Gerald H. Lipkin.

                           ARTICLE III
                       NUMBER OF DIRECTORS

     The number of directors shall be governed by the by-laws of the Corporation.

                           ARTICLE IV
                        CORPORATE PURPOSE

     The purpose for which the Corporation is organized is to engage in any activities for which corporations may be organized under the New Jersey Business Corporation Act, subject to any restrictions which may be imposed from time to time by the laws of the United States or the State of New Jersey with regard to the activities of a bank holding company.

                            ARTICLE V
                          CAPITAL STOCK

     The Corporation is authorized to issue 34,125,000 shares of common stock without nominal or par value.

                           ARTICLE VI
                         INDEMNIFICATION
               The Corporation shall indemnify its officers, directors, employees and agents and former officers, directors, employees and agents, and any other persons serving at the request of the Corporation as an officer, director, employee or agent of another corporation, association, partnership, joint venture, trust, or other enterprise, against expenses (including attorney's fees, judgments, fines, and amounts paid in settlement) incurred in connection with any pending or threatened action, suit, or proceeding, whether civil, criminal, administrative or investigative, with respect to which such officer, director, employee, agent or other person is a party, or is threatened to be made a party, to the full extent permitted by the New Jersey
Business Corporation Act. The indemnification provided herein shall not be deemed exclusive of any other right to which any person seeking indemnification may be entitled under any by-law, agreement, or vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity, and shall inure to the benefit of the heirs, executors, and the administrators of any such person. The Corporation shall have the power to purchase and maintain insurance on behalf of any persons enumerated above against any liability asserted against him and incurred by him in any such capacity, arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

                           ARTICLE VII
                     LIMITATION OF LIABILITY

     A director or officer of the Corporation shall not be personally liable to the Corporation or its shareholders for damages for breach of any duty owed to the Corporation or its shareholders, except that such provision shall not relieve a director or officer from liability for any breach of duty based upon an act or omission (i) in breach of such person's duty of loyalty to the Corporation or its shareholders, (ii) not in good faith or involving a knowing violation of law, or (iii) resulting in receipt by such person of an improper personal benefit. If the New Jersey Business Corporation Act is amended after approval by the shareholders of this provision to authorize corporate action further eliminating or limiting the personal liability of directors or officers, then the liability of a director and/or officer of the Corporation shall be eliminated or limited to the fullest extent permitted by the New Jersey Business Corporation Act as so amended.

     Any repeal or modification of the foregoing paragraph by the shareholders of the Corporation or otherwise shall not adversely affect any right or protection of a director or officer of the Corporation existing at the time of such repeal or modification.


     IN WITNESS WHEREOF, Gerald H. Lipkin, Chairman and Chief
Executive Officer of the Valley National Bancorp, has executed this Restated Certificate of Incorporation on behalf of Valley National Bancorp on this 22nd day of March, 1994.

                                        VALLEY NATIONAL BANCORP

                                        By:/s/Gerald H. Lipkin
                                        Gerald H. Lipkin
                                        Chairman of the Board and
                                        Chief Executive Officer

</EXHIBIT>
<EXHIBIT>
EXHIBIT (3)C
                            AMENDMENT
                             TO THE
                  CERTIFICATE OF INCORPORATION
                               OF
                     VALLEY NATIONAL BANCORP

     Valley National Bancorp, a New Jersey corporation, pursuant to N.J.S.A. 14A:7-15.1, does hereby certify as follows:

     (a) The name of the corporation is: Valley National Bancorp. (the "Corporation").

     (b) A ten percent (10%) stock dividend was declared by the Corporation on March 22, 1994, pursuant to which one share of Common Stock, no par value, will be distributed for each twenty shares of Common Stock, no par value, held by shareholders on the record date of April 15, 1994, effective May 3, 1994. A resolution approving the share division was adopted by the Board of Directors of the Corporation at its regular meeting held on the 22nd day of March, 1994.

     (c) The share division will not adversely affect the rights or preferences of the holders of outstanding shares and will not result in the percentage of authorized shares that remains unissued after the share division exceeding the percentage of authorized shares that was unissued before the share division.

     (d) There were issued and outstanding, as of the record date of April 15, 1994, 24,531,290 shares of Common Stock without par value which are the shares subject to the share division. As a result of the share division, in which one share will be issued for every ten shares issued and outstanding, those 24,531,290 will be divided into 26,984,419 shares issued and outstanding.

     (e) The Corporation is hereby amending its certificate of incorporation in connection with the share division as follows:

     The existing "Article V" is deleted in its entirety. In lieu thereof, the following Article V is added to the certificate of incorporation:

     "The Corporation is authorized to issue 37,537,500 shares of common stock without nominal or par value."

               (f) The share division and amendment are to become effective as of April 15, 1994.

     IN WITNESS WHEREOF, Gerald H. Lipkin, Chairman and Chief
Executive Officer of Valley National Bancorp, has executed this
Certificate on behalf of Valley National Bancorp on this 15th day of April, 1994.

                              VALLEY NATIONAL BANCORP

                              By:/s/Gerald H. Lipkin
                              Gerald H. Lipkin
                              Chairman of the Board
                              and Chief Executive Officer




</EXHIBIT>