Form 10-Q
period 1995-03-31
VALLEY NATIONAL BANCORP
filed 1995-05-15
CIK 714310

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended March 31, 1995

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


                            22-2477875
              (I.R.S. Employer Identification No.)



   1455 Valley Road, Wayne, New Jersey             07474-0558
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

     Common Stock  (No par value),  of which   30,626,827
     shares were  outstanding as  of May 1, 1995.






                     VALLEY NATIONAL BANCORP



                              INDEX


                                                      Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
               Consolidated Statements of Financial Condition  3
            March 31, 1995 and December 31, 1994
                 (Unaudited)
               Consolidated Statements of Income                       4
                 Three Months Ended March 31, 1995 and 1994
                 (Unaudited)
               Consolidated Statements of Cash Flows             5
                 Three Months Ended March 31, 1995 and 1994
                 (Unaudited)
               Notes to Consolidated Financial Statements     6


Item 2.   Management's Discussion and Analysis of                  7 - 11
                 Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders 12

Item 5.   Other Matters                                       12

Item 6.   Exhibits and Reports on Form 8-K.                   12

SIGNATURES                                                    13

                                - 2 -
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)



                                          March 31,    December 31,
                                            1995           1994

Assets

Cash and due from banks..................$  131,359     $  154,647
Federal funds sold.......................    40,000             --
Investment securities held to maturity,
  fair value of $803,586 and $809,828 in 1995 and 1994,
  respectively...........................   822,206        846,151
Investment securities available for sale.   484,091        458,223
Loans, net of unearned income............ 2,248,208      2,187,808
Less:  Allowances for possible loan
  losses.................................   (37,087)       (36,434)
Loans, net............................... 2,211,121      2,151,374
Premises and equipment, net..............    49,301         45,416
Due from customers on acceptances
  outstanding............................     3,765          1,498
Accrued interest receivable..............    24,398         25,597
Other assets.............................    57,885         61,037
  Total assets...........................$3,824,126     $3,743,943

Liabilities

Deposits:
  Non-interest bearing deposits..........$  458,955     $  479,944
  Interest bearing:
    Savings.............................. 1,555,423      1,629,308
    Time................................. 1,410,069      1,224,769
      Total deposits..................... 3,424,447      3,334,021

Federal funds purchased and securities sold under
  repurchase agreements..................    30,177         63,804
Treasury tax and loan account............     9,409         15,549
Other borrowings.........................     2,212          2,331
Bank acceptances outstanding.............     3,765          1,498
Accrued expenses and other liabilities...    32,016         26,549
  Total liabilities...................... 3,502,026      3,443,752

Shareholders' Equity

Common stock, no par value, authorized
  39,414,375 shares, issued 30,728,665
  shares in 1995 and 28,950,100 in 1994..   17,229         16,276
Surplus..................................  177,017        133,190
Retained earnings........................  136,612        169,060
Unrealized loss on investment securities available
  for sale, net of tax...................    (6,594)       (16,171)
                                            324,264        302,355

Treasury stock, at cost (121,696 common shares in
  1995 and 1994).........................    (2,164)        (2,164)
  Total shareholders' equity.............   322,100        300,191

    Total liabilities and shareholders'
      equity.............................$3,824,126     $3,743,943

See accompanying notes to consolidated financial statements.

                             - 3 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
($ in thousands, except for per share data)

                                               Three Months Ended
                                                   March 31,
                                                1995        1994

Interest Income
Interest and fees on loans.............. $   46,379     $   37,948
Interest and dividends on investment securities:
  Taxable...............................     15,623         16,525
  Tax-exempt............................      3,618          3,414
  Dividends.............................         52             53
Interest on federal funds sold and other short term
  investments...........................        375            329
  Total Interest Income.................     66,047         58,269

Interest Expense
Interest on deposits:
  Savings...............................     10,647          9,959
  Time..................................     17,210         10,900
Interest on federal funds purchased and securities sold
  under repurchase agreements...........        443            227
Interest on other short-term borrowings.        193             47
  Total Interest Expense................     28,493         21,133

Net interest income.....................     37,554         37,136
Provision for possible loan losses......        519            945
Net interest income after provision for possible
  loan losses...........................     37,035         36,191

Non-Interest Income
Trust income............................        220            180
Service charges on deposit accounts.....      1,707          1,549
Gains on securities transactions, net....       537          3,341
Fees from mortgage servicing.............       806            845
Gains on sales of loans..................       373            399
Other....................................     1,073          1,221
  Total Non-Interest Income..............     4,716          7,535

Non-Interest Expense
Salaries expense.........................     7,888          7,567
Employee benefit expense.................     2,227          1,958
FDIC insurance premiums..................     1,894          1,813
Occupancy and equipment expense..........     2,996          2,912
Amortization of intangible assets........       495            889
Other....................................     4,203          4,238
  Total Non-Interest Expense.............    19,703         19,377

Income before income taxes...............    22,048         24,349

Income tax expense.......................     7,330          8,326

Net Income...............................$   14,718     $   16,023

Net income per share.....................$     0.48     $     0.53

Weighted average shares outstanding......30,581,185     30,042,660

See accompanying notes to consolidated financial statements.

                               - 4 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
($ in thousands)

                                             Three Months Ended
                                                  March 31,
                                             1995           1994
Cash flows from operating activities:
  Net income............................$   14,718     $   16,023
  Adjustments to reconcile net income to net
    cash provided by operating activities:
activities:
    Depreciation and amortization of
     intangible assets...................    1,669          2,079
    Amortization of compensation costs pursuant to
      long term stock incentive plan.....       75             71
    Provision for possible loan losses...      519            945
    Net amortization (accretion) of
      premiums and discounts.............     1,250          2,299
    Net gains on securities transactions.      (537)        (3,341)
    Gains on sales of loans..............      (373)          (399)
    Proceeds from recoveries on charged
       -off loans........................     1,142            387
    Net decrease in accrued interest receivable
      and other assets...................    (1,965)          (102)
    Net decrease in accrued expenses and
      other liabilities..................     5,349          6,963
      Net cash provided by operating
        activities:                          21,847         24,925


Cash flows from investing activities:
  Proceeds from maturing investment securities held
    to maturity..........................    36,325         91,395
  Purchases of investment securities held
    to maturity..........................   (13,257)       (79,068)
  Proceeds from sales of investment securities
    available for sale..................      1,042        131,194
  Proceeds from maturing investment securities
    available for sale..................      4,955         15,267
  Purchases of investment securities
    available for sale..................    (15,508)      (154,418)
  Purchases of mortgage servicing
    rights..............................       (796)            --
  Net (increase)decrease in federal funds sold and other
    short term investments..............    (40,000)        79,951
  Net increase in loans made to
    customers...........................    (61,035)       (49,699)
  Purchases of premises and equipment,
    net of sales........................     (5,018)          (907)
  Net increase in due from customers on acceptances
    outstanding.........................     (2,267)          (203)
    Net cash provided by (used in)
      investing activities:                 (95,559)        33,512

Cash flows from financing activities:
  Net increase(decrease) in deposits....     90,426         (7,211)
  Net increase(decrease) in federal funds purchased
    and other short term borrowings.....    (39,767)        13,273
  Repayments of other borrowings........       (119)           (85)
  Net increase in bank acceptances
    outstanding.........................      2,267            203
  Dividends paid to common shareholders.     (7,207)        (6,537)
  Common stock issued, net of
    cancellations.......................        399          1,093
  Net increase in shareholders' equity due to
    acquisition of American Union Bank.       4,425             --
    Net cash provided by financing
      activities:                            50,424            736

Net increase(decrease) in cash and due
  from banks.............................   (23,288)        59,173

Cash and due from banks at January 1.....   154,647         75,927

Cash and due from banks at March 31......$  131,359     $  135,100

Cash paid during the period for:
  Interest on deposits and other
    borrowings...........................$   26,844     $   21,032
  Federal and state income taxes.........$      325          2,200

See accompanying notes to consolidated financial statements.


                                 - 5 -
                    VALLEY NATIONAL BANCORP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of March 31, 1995 and December 31, 1994, the Consolidated Statements of Income for the three month periods ended March 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1995 and 1994 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1994 Annual Report to Shareholders.

2.   Earnings Per Share

     All share and per share amounts have been restated to reflect the 5% stock dividend declared March 23, 1995 to Shareholders of record on April 14, 1995 and payable May 2, 1995.

3.   Acquisition

     On February 28, 1995, Valley acquired approximately $58 million in assets of American Union Bank ("American"), a two office bank headquartered in Union, New Jersey. Each share of American common stock outstanding was converted into 0.525 shares (as adjusted for the 5% stock dividend payable May 2, 1995) of Valley common stock, resulting in the issuance by Valley of 288,713 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. The consolidated financial statements for periods presented for 1994 of Valley have not been restated to include American, as the combined results would not be materially different from those presented.

4.   Accounting by Creditors for the Impairment of a Loan

     Effective January 1, 1995 Valley adopted Statement of Financial Accounting Standards Board (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan" and its subsequent amendment, SFAS No. 118, "Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosures." Adoption of SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructuring and amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     SFAS No. 114, as amended, addresses the accounting for impaired loans and specify how allowances for credit losses related to these impaired loans should be determined. SFAS No. 114 sets forth measurement methods for estimating the portion of total loans attributable to impaired loans. It does not address the overall adequacy of the allowance for loan losses, but focuses instead on the allowance for estimated credit losses on impaired loans. It is Valley's responsibility to ensure that the overall allowance for loan losses is adequate to cover all estimated credit losses in the loan portfolio. At March 31, 1995 impaired loans totaled $30.1 million and the related allowance for loan losses was $5.3 million. Since Valley sufficiently evaluates the adequacy of the allowance for loan losses, the impact of adopting SFAS No. 114, as amended, did not have an effect on the allowance for loan losses or the existing income recognition and charge-off policies for nonperforming loans.

Recent Acquisition

     On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with approximately $58 million in assets and two branches. The transaction resulted in the issuance of 288,734 shares and was accounted for using the pooling of interests method of accounting. Each share of common stock of American was exchanged for 0.50 shares of Valley common stock.

Pending Acquisitions

     On February 27, 1995 Valley entered into a definitive merger agreement to acquire the $661 million Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered saving bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The transaction is scheduled to close by the end of June 1995 and will be accounted for using the pooling of interests method of accounting. The letter of intent stipulates that 1.286 (adjusted for the stock dividend payable May 2, 1995 to shareholders of record April 14, 1995) shares of common stock of Valley will be exchanged for each share of common stock of LFG. There were 3,913,315 shares of LFG common stock outstanding as of March 31, 1995. Valley and LFG also entered into a separate stock option agreement which gives Valley the option to purchase 1.25 million shares of authorized, but unissued common stock of LFG at an exercise price of $21.00 per share in the event that another party obtains control of LFG.

Earnings Summary
                 Net income was $14.7 million, or $0.48 per share for the first quarter ended March 31, 1995 compared with $16.0 million or $0.53 per share for the same period in 1994 (all amounts have been restated for the Rock Financial Corporation merger and the 1994 per share amounts have been restated to give effect to a 5% stock dividend in 1995). Net income before security gains was $14.4 million for the first quarter ended March 31, 1995 as compared to $14.0 million for the first quarter of 1994, a 2.4% increase. The first quarter of 1994 was positively impacted by securities gains of $3.3 million, compared to only $537 thousand of securities gains in the first quarter of 1995. The annualized return on average assets decreased to 1.55% from 1.78%, while the annualized return on average equity also decreased to 19.0% from 21.9% for the quarters ended March 31, 1995 and 1994, respectively.

Net Interest Income

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $39.7 million from $39.2 for the quarter ended March
31, 1995 as compared to the quarter ended March 31, 1994.   This
increase was due primarily to the average interest earning assets being greater than average interest earning liabilities. The net interest margin decreased 17 basis points to 4.46% for the quarter ended March 31, 1995 compared to 4.63 for the same quarter in 1994.

     The decrease in net interest margin was caused substantially by the upward movement in interest rates during 1994. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Deposit rates increased faster than loan rates in 1994, leading to a decline in the net interest margin into 1995.

     Average interest earning assets increased $180.5 million during the quarter ended March 31, 1995, or 5.3% over the same quarter in 1994. This increase was mainly the result of increased automobile loan and commercial mortgage loan volume. Average loans increased by $308.3 million or 16.0% over the 1994 quarter. Approximately $33.9 million of the increase was the result of the American Union merger of February 28, 1995 accounted for as a pooling of interests. The average rate on loans increased 42 basis points and combined with the increase in average loan volume, interest income on loans for the first quarter of 1995 increased by $8.5 million over the same period in 1994. The average balance of investment securities for the quarter ended March 31, 1995 decreased by $112.2 million or 7.9% from the amount in the portfolio for the same period in 1994, net of the amount from American Union of $23.3 million. The average balance of taxable investment securities decreased by $136.6 million or 12.2% over the 1994 average balance. Tax-exempt investments increased $24.4 million or 8.2% taking advantage of the increased yield available over taxable investments.

     Average interest-bearing liabilities for the quarter ended March 31, 1995 as compared to March 31, 1994 grew 5.9% or $167.1 million of which $43.5 million was due to the acquisition of American Union Bank. Time deposits increased by $262.4 million or 23.8%, while savings deposits decreased by $111.2 million or 6.5%.

     The net interest margin decreased to 4.46% for the first quarter ended March 31, 1995 from 4.63% during the same quarter in 1994 and from 4.57% at December 31, 1994. The decrease mainly resulted from the increase in the cost of average interest bearing liabilities for those periods shown. The cost of those liabilities increased 81 basis points between the quarter ended March 31, 1994 and March 31, 1995. The decrease in the net interest margin of 17 basis points during those same periods was offset by the increase in average earning assets over average interest-bearing liabilities, causing the increase in net interest income.

Non-Interest Income

     The following table presents the components of non-interest income for the three months ended March 31, 1995 and 1994.

                                         Three months ended
                                               March 31,
                                          1995         1994
                                           (in thousands)

Trust income..........................  $    220     $    180
Service charges on deposit accounts...     1,707        1,549
Gains on securities transactions, net.       537        3,341
Fees from mortgage servicing..........       806          845
Gains on sales of loans...............       373          399
Other.................................     1,073        1,221
       Total..........................  $  4,716     $  7,535

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions and the gain on the sale of loans, total non-interest income amounted to $3.8 million for both the three months ended
March 31, 1995 and 1994.

     Service charges on deposit accounts increased $158 thousand or 10.2%. A majority of this increase is due to the expansion of account volume and increased fees charged on deposit accounts.

     Net gains on securities transactions for the quarter ended
March 31, 1995 was $537 thousand compared to $3.3 million for the three months ended March 31, 1994.

     Other income decreased $148 thousand from $1.2 million for the three months ended March 31, 1994 to $1.1 million for the same period in 1995. This was the result of decreased credit card fees and decreased application fees for residential mortgages.

Non-Interest Expense

     The following table presents the components of non-interest expense for the three months ended March 31, 1995 and 1994.

                                          Three months ended
                                               March 31,
                                          1995         1994
                                           (in thousands)

Salary expense........................  $  7,888     $  7,567
Employee benefit expense..............     2,227        1,958
FDIC insurance premiums...............     1,894        1,813
Occupancy and equipment expense.......     2,996        2,912
Amortization of intangible assets.....       495          889
Other.................................     4,203        4,238
      Total...........................  $ 19,703     $ 19,377

     Non-interest expense totalled $19.7 million for the quarter ended March 31, 1995, $326 thousand, or 1.7% above the same 1994 quarter The largest component of non-interest expense is salaries and employee benefit expense which totalled $10.1 million for the quarter ended March 31, 1995 compared to $9.5 million for the first quarter of 1994, an increase of $590 thousand or 6.2%. At March 31, 1995, full-time equivalent staff was 1,130 compared to 1,148 at March 31, 1994.

     Amortization of intangible assets decreased to $495 thousand for the quarter ended March 31, 1995 from $889 thousand for the same period in 1994, representing a decrease of $394 thousand, or 44.3%. The majority of this decrease resulted from amortization of purchased mortgage servicing rights of $335 thousand during the three months ended March 31, 1995, compared with $609 thousand for the same period in 1994, a decrease of $274 thousand, or 45.0%. At current interest rate levels, the expected life of the serviced portfolio has increased, causing amortization expense to decrease.

Income Taxes

     Income tax expense as a percentage of pre-tax income declined to 33.2% for the quarter ended March 31, 1995 compared to 34.2% in 1994. This decrease was attributable to a higher amount of non-taxable income on investment securities.

                   ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

     At March 31, 1995, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $141 million or a ratio of .90:1. Rate sensitive liabilities also exceeded rate sensitive assets at the 91 to 365 day interval by $222 million or a ratio of .41:1 and resulted in a negative gap. The total negative gap repricing within 365 days as of March 31, 1995 is $364 million or .79:1. Management is attempting to reduce this negative gap, and does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

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

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At March 31, 1995, liquid assets amounted to $1.1 billion, as compared to $671 million at December 31, 1994. This represents 30.5% and 19.2% of earning assets, and 28.7% and 17.9% of total assets at March 31, 1995 and December 31, 1994, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand.
Core deposits averaged approximately $2.66 billion and $2.65 billion at March 31, 1995 and December 31, 1994, respectively, representing 74.6% and 76.6% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities were $1.0 million, and proceeds of $41.3 million were generated from investment maturities. Purchases of investment securities during the same period were $28.8 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $352.9 million and $271.5 million, on average, at March 31, 1995 and December 31, 1994, respectively.

     The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

     The securities portfolio on March 31, 1995 consisted of securities held to maturity totaling $822.2 million and securities available for sale totaling $484.1 million, compared to $846.2 million and $458.2 million, respectively, on December 31, 1994. The balances at March 31, 1995 included approximately $22 million of investment securities from the acquisition of American Union.

     Unrealized loss on investment securities available for sale reduced shareholders' equity by $6.6 million March 31, 1995 compared to a reduction of $16.2 million on December 31, 1994. This change was primarily due to an increase in prices and a corresponding decline in interest rates.

Loan Portfolio

     The following table reflects the composition of the loan
portfolio as of March 31, 1995 and December 31, 1994.
                              March 31,    December 31,
                                 1995           1994
                                   (in thousands)

Commercial..................  $  272,700     $  266,853
Construction.................     72,642         64,836
Commercial mortgage.........     547,994        522,696
Residential mortgage........     709,745        684,629
Installment.................     647,312        645,719
                               2,250,393      2,184,733

Less: Unearned income.......      (2,185)        (1,499)

Loans, net of unearned
  income....................   2,248,208      2,183,234
Loans held for sale.........          --          4,574
    Total loans.............  $2,248,208     $2,187,808

     Total loans increased $60.4 million or 2.8% during the three month period ended March 31, 1995. Residential mortgage loans increased by 3.7% or $25.1 million to a total of $709.7 million at March 31, 1995, and represents 31.5% of the loan portfolio. Installment loans, including predominantly automobile and credit card loans, totalled $647.3 million at March 31, 1995, representing 28.8% of the loan portfolio. Commercial mortgages increased 4.8% or $25.3 million from December 1994 to March 31, 1995.

     Loan balances at March 31, 1995 included approximately $32 million of loans from the acquisition of American Union, which is comprised of $8.6 million of residential mortgage loans, $8.2 million of commercial mortgage loans, $6.4 million of commercial loans, and $5.9 million of installment loans.

Non-Performing Assets

               Non-performing assets include non-accrual loans and other real estate owned (OREO). Non-performing assets decreased $1.5 million to $24.2 million at March 31, 1995 as compared to December 31, 1994 as the economy continued its strength and recovery.

     The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

                                     March 31,    December 31,
                                       1995           1994
                                         (in thousands)

Loans past due in excess of
  90 days and still accruing.....    $  5,741       $  5,416

Non-performing loans.............    $ 17,852       $ 18,796
Other real estate owned..........       6,303          6,865
  Total non-performing assets....    $ 24,155       $ 25,661

Non-performing loans as
  a % of loans...................        0.79%          0.87%

Non-performing assets as a %
  of loans plus other real
  estate owned...................        1.07%          1.17%

Allowance as a % of loans........        1.65%          1.67%

Allowance as a % of
  non-performing assets..........         154%           142%

Asset Quality and Risk Elements

     Valley's allowance for loan loss stayed virtually unchanged since December 31, 1994. At March 31, 1995 the allowance for loan losses amounted to $37.1 million or 1.65% of loans, as compared to $36.4 million or 1.67% at December 31, 1994.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $233 thousand for the quarter ended March 31, 1995 compared with $546 thousand for the quarter ended March 31, 1994. The ratio of net charge-offs to average loans amounted to 0.04% for the quarter ended March 31, 1995 compared with 0.11% for 1994.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity, which must expand in close proportion to asset growth. At March 31, 1995, shareholders' equity totalled $322.1 million or 8.4% of total assets, compared with $300.2 million or 8.0% at year-end 1994. Valley has achieved steady internal capital generation throughout the past five years.

               Valley's capital position at March 31, 1995 under risk-based capital guidelines was $324.3 million, or 13.9% of risk-weighted assets, for Tier 1 capital and $353.5 million, or 15.2% for Total risked-based capital. The comparable ratios at December 31, 1994 were 13.7% for Tier 1 capital and 15.0% for Total risk-based capital. Valley's ratios at March 31, 1995 are above the "well capitalized" requirements, which require Tier 1 capital of at least
6% and Total risk-based capital of 10%. The Federal Reserve Board requires each "well capitalized" holding company to maintain a minimum leverage ratio of 5.0%. At March 31, 1995 and December 31,
1994, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.5% and 8.3%, respectively.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 50.5% at March 31, 1995, compared to 59.2% at March 31, 1994. Cash dividends declared amounted to $.24 per share, equivalent to a dividend payout ratio of 49.5%, up from the 40.8% for the same quarter in 1994. Valley declared at 5% common stock dividend on March 23, 1995 to shareholders of record on April 14, 1995, payable May 2, 1995. Valley maintained the cash dividend at $1.00 per share per annum after the payment of the stock dividend. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.
                                - 11 -

                             PART II


Item 4.  Submission of Matters to a Vote of Security Holders

     a) On March 23, 1995 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 16 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

                                          Number of Votes
          Name                       For               Withheld

Andrew Abramson                   21,008,261            113,736
Pamela Bronander                  21,010,981            111,016
Joseph Coccia, Jr.                21,013,101            108,897
Austin C. Drukker                 21,013,101            108,897
Thomas P. Infusino                21,012,585            108,418
Gerald Korde                      21,013,101            108,897
Gerald H. Lipkin                  21,013,101            108,897
Robert L. Marcalus                21,012,286            108,712
Robert E. McEntee                 21,013,101            108,897
Sam P. Pinyuh                     21,013,101            108,897
Robert Rachesky                   21,013,101            108,897
Barnett Rukin                     21,012,807            109,191
Peter Southway                    20,968,302            153,785
Richard F. Tice                   21,013,101            108,897
Leonard J. Vorcheimer             21,013,101            108,897
Joseph L. Vozza                   21,013,101            108,897

Item 5.  Other Matters

     a) The Board of Directors approved a five percent common stock dividend on March 23, 1995. The new stock was issued May 2, 1995 to shareholders of record as of April 14, 1995. In conjunction with the announced stock dividend, the Board of Directors also approved to maintain the regular quarterly dividend of 25 cents. In connection with the stock dividend the company filed an amendment to its Certificate of Incorporation which increased the authorized common shares to 39,414,375 shares effective April 14, 1995.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K

1) Filed February 2, 1995 to report the signing of a Letter of Intent to effect a merger between Valley National Bancorp and Lakeland First Financial Group.

2) Filed March 2, 1995 to report the signing of the Agreement and Plan of Merger dated February 27, 1995 between Valley National Bancorp and Lakeland First Financial Group and to report the merger of American Union Bank into Valley National Bancorp at the close of business on February 28, 1995.

3) Filed March 30, 1995 to report a five percent common stock dividend issued May 2, 1995.

                                - 12 -
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 VALLEY NATIONAL BANCORP
                                                 (Registrant)


Date:     May 12, 1995                          /s/PETER SOUTHWAY
                                                   PETER SOUTHWAY
                                                   PRESIDENT AND CHIEF
                                                   OPERATING OFFICER






Date:     May 12, 1995                          /s/ALAN D. ESKOW
                                                   ALAN D. ESKOW
                                                   SENIOR VICE PRESIDENT
                                                   FINANCIAL ADMINISTRATION

                                - 13 -