Form 10-Q
period 1995-06-30
VALLEY NATIONAL BANCORP
filed 1995-08-11
CIK 714310

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended June 30, 1995

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

     Common Stock  (No par value),  of which   35,907,189
     shares were  outstanding as  of August 1, 1995.






                     VALLEY NATIONAL BANCORP



                              INDEX


                                                      Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
               Consolidated Statements of Financial Condition    3
                 June 30, 1995 and December 31, 1994
            (Unaudited)
               Consolidated Statements of Income                       4
            Six and Three Months Ended June 30, 1995 and 1994
            (Unaudited)
               Consolidated Statements of Cash Flows             5
            Six Months Ended June 30, 1995 and 1994
                 (Unaudited)
               Notes to Consolidated Financial Statements     6


Item 2.   Management's Discussion and Analysis of                  7 - 11
                    Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                         12


SIGNATURES                                                          13





 -                              2 -
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)



                                                    June 30,    December 31,
                                                     1995          1994

Assets

Cash and due from banks..........................  $  155,345     $  168,071
Federal funds sold...............................          --             --
Investment securities held to maturity, fair value of
  $788,690 and $812,143 in 1995 and 1994,
  respectively...................................     788,864        848,465
Investment securities available for sale.........     720,615        701,956
Loans, net of unearned income....................   2,689,498      2,592,756
Less:  Allowances for possible loan losses.......     (42,438)       (42,024)
Loans, net.......................................   2,647,060      2,550,732
Premises and equipment, net......................      55,661         51,123
Due from customers on acceptances outstanding....       2,103          1,498
Accrued interest receivable......................      28,258         29,545
Other assets.....................................      61,337         63,826
  Total assets...................................  $4,459,243     $4,415,216

Liabilities

Deposits:
  Non-interest bearing deposits..................  $  500,353     $  509,457
  Interest bearing:
    Savings......................................   1,727,940      1,833,326
    Time.........................................   1,680,004      1,537,219
      Total deposits.............................   3,908,297      3,880,002

Federal funds purchased and securities sold under
  repurchase agreements..........................      72,603        102,804
Treasury tax and loan account....................      25,754         15,549
Other borrowings.................................      35,368         35,567
Bank acceptances outstanding.....................       2,103          1,498
Accrued expenses and other liabilities...........      32,296         29,180
  Total liabilities..............................   4,076,421      4,064,600

Shareholders' Equity

Common stock, no par value, authorized 39,414,375 shares,
  issued 35,907,261 shares in 1995 and 33,842,750
  in 1994........................................      20,030         18,869
Surplus..........................................     216,484        172,321
Retained earnings................................     151,142        179,432
Unrealized loss on investment securities available
  for sale, net of tax...........................      (2,670)       (17,842)
                                                      384,986        352,780

Treasury stock, at cost (121,696 common shares in
  1995 and 1994).................................      (2,164)        (2,164)
  Total shareholders' equity.....................     382,822        350,616

    Total liabilities and shareholders' equity...  $4,459,243     $4,415,216

See accompanying notes to consolidated financial statements.












- -                                    3 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
($ in thousands, except for per share data)


                                 Six Months Ended      Three Months Ended
                                    June 30,                 June 30,
                                1995        1994           1995          1994


Interest Income
Interest and fees on loans.......$  110,907 $   92,730  $  56,182 $  47,106
Interest and dividends on
  investment securities:
  Taxable........................    39,111     40,755     19,404    20,169
  Tax-exempt.....................     7,118      7,146      3,478     3,717
  Dividends......................       343        317        169       160
Interest on federal funds sold
  and other short term
  investments....................       880         755        478        409
  Total Interest Income..........   158,359     141,703     79,711     71,561

Interest Expense
Interest on deposits:
  Savings........................    24,207      23,695     12,113    12,015
  Time...........................    44,321      28,333     23,455    14,720
Interest on federal funds
  purchased and securities sold
  under repurchase agreements....     1,757       1,397        837       743
Interest on other short-term
  borrowings.....................     1,361       1,166        651       567
  Total Interest Expense.........    71,646      54,591     37,056    28,045
Net interest income..............    86,713      87,112     42,655    43,516
Provision for possible loan
  losses.........................     1,476       3,239        650     1,547
Net interest income after
  provision for possible
  loan losses....................    85,237      83,873     42,005    41,969

Non-Interest Income
Trust income.....................       440         374        220       194
Service charges on deposit
  accounts.......................     3,979       3,639      2,009     1,859
Gains on securities transactions
  net............................       551       3,888         14       547
Fees from mortgage servicing.....     1,686       1,696        879       851
Other............................     3,184       3,240      1,615      1,466
  Total Non-Interest Income......     9,840      12,837      4,737      4,917

Non-Interest Expense
Salaries expense.................    17,045      16,642      8,393     8,329
Employee benefit expense.........     4,725       4,542      2,274     2,289
FDIC insurance premiums..........     4,386       4,214      2,193     2,108
Occupancy and equipment expense..     6,722       6,501      3,312     3,229
Amortization of intangible
  assets.........................     1,204       1,770        598       757
Other............................    12,859      10,387      7,932     5,385
  Total Non-Interest Expense.....    46,941      44,056     24,702    22,097

Income before income taxes.......    48,136      52,654     22,040    24,789
Income tax expense...............    20,190      17,834     11,459     8,304
Net Income.......................$   27,946  $   34,820 $   10,581 $  16,485
Net income per share.............$     0.79  $     0.99 $     0.30 $    0.47
Weighted average shares
  outstanding....................35,506,484  35,174,898 35,770,240 35,228,586

See accompanying notes to consolidated financial statements.


- -                                    4 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
($ in thousands)
                                                     Six Months Ended
                                                          June 30,
                                                       1995      1994
Cash flows from operating activities:
  Net income.....................................  $   27,946     $   34,820
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of intangible
      assets.....................................       3,489          4,390
    Amortization of compensation costs pursuant to
      long term stock incentive plan.............         159            143
    Provision for possible loan losses...........       1,476          3,239
    Net amortization (accretion) of premiums
      and discounts..............................       2,446          4,025
    Net gains on securities transactions.........        (551)        (3,888)
    Net deferred income tax benefit..............        (416)        (4,300)
    Gains on sales of loans......................          --           (555)
    Proceeds from recoveries on charged-off loans       1,608            783
    Other........................................      (1,378)            --
    Net decrease in accrued interest receivable
      and other assets...........................      (3,387)         2,702
    Net decrease in accrued expenses and other
      liabilities................................       4,838          1,456
    Net increase in shareholders' equity due to
      acquisition of American Union Bank.........       4,425             --
      Net cash provided by operating activities:       40,655         42,815

Cash flows from investing activities:
  Proceeds from maturing investment securities held
    to maturity..................................      70,907        178,912
  Purchases of investment securities held to
    maturity.....................................     (13,257)      (148,205)
  Proceeds from sales of investment securities
    available for sale...........................      19,218        160,529
  Proceeds from maturing investment securities
    available for sale...........................      14,380         70,117
  Purchases of investment securities available
    for sale.....................................     (26,590)      (195,933)
  Purchases of mortgage servicing rights.........      (3,867)          (556)
  Net increase in other short term investments...          --            461
  Net decrease in federal funds sold and other
    short term investments.......................          --         41,450
  Net increase in loans made to customers........     (99,412)      (180,289)
  Purchases of premises and equipment, net of
    sales........................................      (7,019)        (2,626)
  Net increase in due from customers on acceptances
    outstanding..................................        (605)          (402)
    Net cash used in investing activities:            (46,245)       (76,542)

Cash flows from financing activities:
  Net increase in deposits.......................      28,295         65,578
  Net increase(decrease) in federal funds purchased
    and other short term borrowings..............     (19,996)        19,135
  Proceeds from other borrowings.................          --          7,500
  Repayments of other borrowings.................      (2,384)          (205)
  Net increase in bank acceptances outstanding...         605            402
  Dividends paid to common shareholders..........     (14,491)       (16,239)
  Purchase of treasury stock.....................      (1,332)            --
  Common stock issued, net of cancellations......       2,167          1,891
    Net cash provided by (used in) financing
       activities:                                     (7,136)        78,062

Net increase(decrease) in cash and due from banks.    (12,726)        44,335

Cash and due from banks at beginning of period....    168,071         88,856

Cash and due from banks at end of period.......... $  155,345     $  133,191

Cash paid during the period for:
  Interest on deposits and other borrowings......  $   71,001     $   54,645
  Federal and state income taxes.................  $   22,278     $   20,226

See accompanying notes to consolidated financial statements.

- -                                    5 -

                          VALLEY NATIONAL BANCORP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of June 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the six and three month periods ended June 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1994 Annual Report to Shareholders.

2.   Acquisition

     On June 30, 1995, Valley acquired by merger the $671 million Lakeland First Financial Group, Inc. ("LFG"), based in Succasunna, New Jersey and its sixteen branch subsidiary, Lakeland Savings Bank ("Lakeland"). Each share of LFG common stock outstanding was converted into 1.286 shares of Valley common stock, resulting in the issuance by Valley of 5,136,446 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. Prior to the merger, Lakeland's fiscal year ended on June 30th. In recording the pooling of interests for June 30, 1995, Lakeland's financial statements were combined with Valley's for the same periods. Valley's December 31, 1994 statement of financial condition was combined with Lakeland's June 30, 1995 statement of financial condition. Valley's statement of income for the six month period ended June 30, 1994 was combined with Lakeland's statement of income for the six month period ended December 31, 1994. An adjustment has been made to stockholders' equity to eliminate the effect of Lakeland's results of operations for the six month period ended
     June 30, 1995 included in both the December 31, 1994 and June 30, 1995 financial statements. The consolidated financial statements of Valley include the accounts of LFG for all periods presented. Separate results of the combining companies are as follows:

                                             Six months        Three months
                                                ended             ended
                                           June 30, 1995      June 30, 1994

     Net interest income after
       provision for possible loan losses:
                    Valley                       $ 72,677          $ 35,605
                    LFG                            12,560             6,400
                                                 $ 85,237          $ 42,005

     Net income
                    Valley                       $ 27,341          $ 12,487
                    LFG                               605            (1,906)
                                                 $ 27,946          $ 10,581

3. All share and per share amounts have been restated to reflect the 5% stock dividend declared March 23, 1995 to shareholders of record on April 14, 1995 and payable May 2, 1995.

















- -                                   6 -

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


Recent Acquisitions

     On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with approximately $58 million in assets and two branches. The transaction resulted in the issuance of 288,734 shares and was accounted for using the pooling of interests method of accounting. However the 1994 financial statements for Valley have not been restated as they would not have been materially different from those presented. Each share of common stock of American was exchanged for 0.50 shares of Valley common stock.

     On June 30, 1995 Valley acquired the $671 million Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered saving bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The transaction resulted in the issuance of 5,136,446 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. Each share of common stock of LFG was exchanged for
1.286 shares of common stock of Valley common stock.


Earnings Summary

       Net income for the three and six month period ending June 30, 1995 was $10.6 million and $27.9 million, or $0.30 and $0.79 per share, respectively. This compares with $16.5 million and $34.8 million or $0.47 and $0.99 per shares for the same periods in 1994 (all amounts have been restated for the Lakeland First Financial Group, Inc. merger and per share amounts have been restated to give effect to a 5% stock dividend in 1995). Net income before security gains and non-recurring merger expenses was $33.0 million for the six months June 30, 1995 as compared to $32.6 million for the first six months of 1994, a 1.2% increase. The first six months of 1994 was positively impacted by securities gains of $3.9 million, compared to only $551 thousand of securities gains in the first six months of 1995. In addition, one time merger expenses amounted to $5.4 million or $0.15 per share. The annualized return on average assets (ROA) before one-time merger expenses and securities gains decreased to 1.49% from 1.62%, while the annualized return on average equity (ROE) also decreased to 18.10% from 20.16% for the six months ended June 30, 1995 and 1994, respectively. After one-time merger expenses and securities gains the ROA decreased to 0.95% from 1.52% and ROE decreased to 15.16% from 20.16%. Book value per share amounted to $10.70 at June 30, 1995 compared with $9.80 per share at June 30, 1994.


Net Interest Income

     Net interest income on a fully tax equivalent basis decreased by $369 thousand and $969 thousand or 0.40% and 2.12%, respectively, for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The net interest margin decreased 20 and 24 basis points to 4.31% and 4.24% for the six month period and quarter ended June 30, 1995 compared to 4.51% and 4.48% for the same periods in 1994.
          The decrease in net interest margin was caused substantially by the upward movement in interest rates during 1994. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Deposit rates increased faster than loan rates in 1994, leading to a decline in the net interest margin into 1995.
     Average interest earning assets increased $165.6 million during the six months ended June 30, 1995, or 4.1% over the same period in 1994. This increase was mainly the result of increased automobile loan and commercial mortgage loan volume. Average loans increased by $303.2 million or 12.9% over the 1994 six months. Approximately $33.9 million of the increase was the result of the American Union merger of February 28, 1995 accounted for as a pooling of interests. The average rate on loans increased 46 basis points and combined with the increase in average loan volume, interest income on loans for the first six months of 1995 increased by $18.2 million over the same period in 1994. The average balance of investment securities for the six months ended June 30, 1995 decreased by $123.5 million or 7.4% from the amount in the portfolio for the same period in 1994, net of the amount from American Union of $23.3 million. The average balance of taxable investment securities decreased by $123.4 million or 9.2% over the 1994 average balance. Tax-exempt investments remained almost unchanged for the six month period in 1995 over the same period in 1994.

- -                                    7 -
     Average interest-bearing liabilities for the quarter ended June 30, 1995 as compared to June 30, 1994 grew 3.9% or $136.5 million of which $43.5 million was due to the acquisition of American Union Bank. Time deposits increased by $315.3 million or 22.8%, while savings deposits decreased by $184.5 million or 9.5%.

     The net interest margin decreased to 4.24% and 4.31% for the second quarter and six months ended June 30, 1995 from 4.48% and 4.51% during the same periods in 1994. The decrease mainly resulted from the increase in the cost of average interest bearing liabilities for those periods shown. The cost of those liabilities increased 83 basis points between the six month periods ended June 30, 1994 and June 30, 1995. The decrease in the net interest margin of 20 basis points during those same periods was offset by the increase in average earning assets over average interest-bearing liabilities, causing the slight decrease in net interest income.

Non-Interest Income

     The following table presents the components of non-interest income for the six and three months ended June 30, 1995 and 1994.

                                  Six months ended         Three months ended
                                       June 30,                  June 30,
                                  1995         1994         1995         1994
                                                    (in thousands)

Trust income..........................$    440  $    374  $    220  $    194
Service charges on deposit accounts...   3,979     3,639     2,009     1,859
Gains on securities transactions, net.     551     3,888        14       547
Fees from mortgage servicing..........   1,686     1,696       879       851
Other.................................   3,184     3,240     1,615     1,466
       Total..........................$  9,840  $ 12,837  $  4,737  $  4,917

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income increased $340 thousand and $353 thousand to $4.7 and $9.3 million for the six and three months ended June 30, 1995 and 1994.
          Service charges on deposit accounts increased $340 thousand or 9.3% and $150 thousand or 8.1% for the six month and three month periods ended June 30, 1995. A majority of this increase is due to the expansion of account volume and increased fees charged on deposit accounts.

     Net gains on securities transactions for the six months ended June 30, 1995 was $551 thousand compared to $3.9 million at June 30, 1994.

     Other income decreased $56 thousand for the six months ended June 30, 1994 over the same period in 1995. This was the result of decreased credit card fees and decreased application fees for residential mortgages.

Non-Interest Expense

     The following table presents the components of non-interest expense for the six and three months ended June 30, 1995 and 1994.

                                  Six months ended      Three months ended
                                       June 30,               June 30,
                                    1995         1994      1995         1994
                                                  (in thousands)

Salary expense.................$ 17,045     $ 16,642   $  8,393     $  8,329
Employee benefit expense.......   4,725        4,542      2,274        2,289
FDIC insurance premiums........   4,386        4,214      2,193        2,108
Occupany and equipment expense.   6,722        6,501      3,312        3,229
Amortization of intangible
  assets.......................   1,204        1,770        598          757
Other..........................* 12,859       10,387   *  7,932        5,385
       Total...................$ 46,941     $ 44,056   $ 24,702     $ 22,097
*Includes $2.4 million of one-time merger expenses.




- -                                    8 -
     Non-interest expense before one-time merger expense of $2.4 million totalled $44.5 million and $22.3 million for the six months and three months ended June 30, 1995, $485 thousand and $205 thousand, or 1.1% and 1.0% above the same 1994 six and three month periods. The largest component of non-interest expense is salaries and employee benefit expense which totalled $21.8 million for the six months ended June 30, 1995 compared to $21.2 million for the six months ended 1994, an increase of $586 thousand or 2.8%. At June 30, 1995, full-time equivalent staff was 1,244 compared to 1,289 at June 30, 1994.

     Amortization of intangible assets decreased to $1.2 million for the six months ended June 30, 1995 from $1.8 million for the same period in 1994, representing a decrease of $566 thousand, or 32.0%. The majority of this decrease resulted from the reduction of amortization of purchased mortgage servicing rights and core deposit intangibles totaling $404 thousand during the six months ended June 30, 1995.

Income Taxes

     Income tax expense before the one-time tax expense of $3.0 million as a percentage of pre-tax income increased to 35.7% for the six months ended June 30, 1995 compared to 33.0% in 1994. This increase was attributable to a higher amount of non-deductable merger expenses during the period of $2.4 million.
                             ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

     At June 30, 1995, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $96 million or a ratio of 1.07:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $389 million or a ratio of
 .33:1 and resulted in a negative gap. The total negative gap repricing within 365 days as of June 30, 1995 is $293 million or .85.1. Management is attempting to reduce this negative gap, and does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

     The above gap results take into account repricing and maturities of assets and liabilities, but fails to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various factors including changes in interest rates. According to this computer model, an interest rate increase of 300 basis points and a decrease of 100 basis points resulted in an impact on future net interest income which is not material. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At June 30, 1995, liquid assets amounted to $959.6 million, as compared to $950.0 million at December 31, 1994. This represents 22.9% of earning assets and 21.5% of total assets at June 30, 1995 and December 31, 1994, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.1 billion at June 30, 1995 and December 31, 1994, respectively, representing 73.7% and 76.3% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities were $19.2 million, and proceeds of $85.3 million were generated from investment maturities and prepayments. Purchases of investment securities during the same period were $39.8 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $454.6 million and $337.7 million, on average, at June 30, 1995 and December 31, 1994, respectively.

- -                                    9 -
     The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

     The securities portfolio on June 30, 1995 consisted of securities held to maturity totaling $788.9 million and securities available for sale totaling $720.6 million, compared to $848.5 million and $702.0 million, respectively, on December 31, 1994. The balances at June 30, 1995 included approximately $22.0 million of investment securities from the acquisition of American Union.

     Unrealized loss on investment securities available for sale reduced shareholders' equity by $2.7 million June 30, 1995 compared to a reduction of $17.8 million on December 31, 1994. This change was primarily due to an increase in prices and a corresponding decline in interest rates.

Loan Portfolio

     The following table reflects the composition of the loan portfolio as of June 30, 1995 and December 31, 1994.
                                June 30,    December 31,
                                 1995           1994
                                   (in thousands)

Commercial..................  $  330,207     $  298,337
Construction.................     84,020         70,192
Commercial mortgage.........     589,383        571,596
Residential mortgage........   1,022,691      1,004,203
Installment.................     665,367        650,329
                               2,691,668      2,594,657

Less: Unearned income.......      (2,170)        (1,901)

    Total loans.............  $2,689,498     $2,592,756

     Total loans increased $96.7 million or 3.7% during the six month period
ended June 30, 1995.     Residential mortgage loans increased by 1.8% or
$18.5 million to a total of $1,022.7 million at June 30, 1995, and represents 38.0% of the loan portfolio. Installment loans, including predominantly automobile and credit card loans, totalled $665.4 million at June 30, 1995, representing 24.7% of the loan portfolio. Commercial mortgages increased 3.1% or $17.8 million from December 1994 to June 30, 1995.

     Loan balances at June 30, 1995 included approximately $32 million of loans from the acquisition of American Union, which is comprised of $8.6 million of residential mortgage loans, $8.2 million of commercial mortgage loans, $6.4 million of commercial loans, and $5.9 million of installment loans.

Non-Performing Assets

     Non-performing assets include non-accrual loans and other real estate owned (OREO). Non-performing assets decreased $513 thousand to $29.7 million at June 30, 1995 as compared to December 31, 1994.




- -                                   10 -
          The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

                                     June 30,    December 31,
                                       1995           1994
                                        (in thousands)

Loans past due in excess of
  90 days and still accruing.....    $  9,885       $  8,695

Non-performing loans.............    $ 19,157       $ 22,554
Other real estate owned..........      10,584          7,700
  Total non-performing assets....    $ 29,741       $ 30,254

Non-performing loans as
  a % of loans...................        0.71%          1.17%

Non-performing assets as a %
  of loans plus other real
  estate owned...................        1.10%          1.16%

Allowance as a % of loans........        1.58%          1.62%

Allowance as a % of
  non-performing assets..........         143%           139%

Asset Quality and Risk Elements

     Valley's allowance for loan loss remained relatively stable since December 31, 1994. At June 30, 1995 the allowance for loan losses amounted to $42.4 million or 1.58% of loans, as compared to $42.0 million or 1.73% at December 31, 1994.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.1 million for the six months ended June 30, 1995 compared with $2.1 million for the six months ended June 30, 1994. The ratio of net charge-offs to average loans amounted to 0.10% for the six months ended June 30, 1995 compared with 0.18% for 1994.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity, which must expand in close proportion to asset growth. At June 30, 1995, shareholders' equity totalled $382.8 million or 8.6% of total assets, compared with $350.6 million or 7.9% at year-end 1994. Valley has achieved steady internal capital generation throughout the past five years.

     Valley's capital position at June 30, 1995 under risk-based capital guidelines was $379.4 million, or 14.0% of risk-weighted assets, for Tier 1 capital and $413.3 million, or 15.3% for Total risked-based capital. The comparable ratios at December 31, 1994 were 13.9% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at June 30, 1995 are above the "well capitalized" requirements, which require Tier 1 capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires each "well capitalized" holding company to maintain a minimum leverage ratio of 5.0%. At June 30, 1995 and December 31, 1994, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.5% and 8.3%, respectively.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 55.1% at June 30, 1995 before one-time merger expense of $5.4 million and 62.4% after merger expenses, compared to 53.4% for the six months ended June 30, 1994. Cash dividends declared amounted to $0.49 per share, equivalent to a dividend payout ratio of 44.9%, down from the 46.7% for the six months in 1994. Valley declared at 5% common stock dividend on March 23, 1995 to shareholders of record on April 14, 1995, payable May 2, 1995. Valley maintained the cash dividend at $1.00 per share per annum after the payment of the stock dividend. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


- -                                   11 -
                                  PART II


Item 6.  Exhibits and Reports on Form 8-K

     b)  Reports on Form 8-K


1) Filed April 25, 1995 to report the filing of an application with the Federal Reserve Bank of New York to establish a finance company in Toronto, Canada, and to report financial results for the first quarter of 1995.

2) Filed April 26, 1995 to report the authorization to purchase up to 500,000 shares of its outstanding common stock to be used for the exercise of employee stock options and the exercise of outstanding warrants.

3) Filed March 30, 1995 to report a five percent common stock dividend issued May 2, 1995.











- -                              12 -

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VALLEY NATIONAL BANCORP
                                      (Registrant)



Date:     August 11, 1995       /s/PETER SOUTHWAY
                                 PETER SOUTHWAY
                                 PRESIDENT AND CHIEF
                                 OPERATING OFFICER



Date:     August 11, 1995          /s/ALAN D. ESKOW
                                   ALAN D. ESKOW
                                   SENIOR VICE PRESIDENT
                                   FINANCIAL ADMINISTRATION






- -                              13 -