Form 10-Q
period 1995-09-30
VALLEY NATIONAL BANCORP
filed 1995-11-14
CIK 714310

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended September 30, 1995

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

     Common Stock  (No par value),  of which   35,717,621
     shares were  outstanding as  of November 1, 1995.






                     VALLEY NATIONAL BANCORP



                              INDEX


                                                      Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
     Consolidated Statements of Financial Condition               3
       September 30, 1995 and December 31, 1994
       (Unaudited)
     Consolidated Statements of Income                            4
       Nine and Three Months Ended September 30, 1995
       and 1994 (Unaudited)
     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1995 and
       1994 (Unaudited)                                           5
     Notes to Consolidated Financial Statements                   6


     Item 2.   Management's Discussion and Analysis of          7 - 12
                 Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                  13


SIGNATURES                                                        14

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)



                                        September 30,  December 31,
                                           1995           1994

Assets
Cash and due from banks................. $  157,828     $  168,071
Federal funds sold......................     10,000             --
Investment securities held to maturity, fair value of
  $784,391 and $812,143 in 1995 and 1994, respectively.....
                                            782,461        848,465
Investment securities available for sale.   654,611        701,956
Loans, net of unearned income............ 2,701,196      2,592,756
Less:  Allowance for possible loan losses   (40,205)       (42,024)
Loans, net............................... 2,660,991      2,550,732
Premises and equipment, net..............    57,958         51,123
Due from customers on acceptances outstanding......
                                                628          1,498
Accrued interest receivable..............    28,661         29,545
Other assets.............................    63,904         63,826
  Total assets...........................$4,417,042     $4,415,216

Liabilities
Deposits:
  Non-interest bearing deposits..........$  496,727     $  509,457
  Interest bearing:
    Savings.............................. 1,690,488      1,833,326
    Time................................. 1,706,654      1,537,219
      Total deposits..................... 3,893,869      3,880,002

Federal funds purchased and securities sold under
  repurchase agreements..................    49,281        102,804
Treasury tax and loan account............    18,397         15,549
Other borrowings.........................    31,529         35,567
Bank acceptances outstanding.............       628          1,498
Accrued expenses and other liabilities...    33,228         29,180
  Total liabilities...................... 4,026,932      4,064,600

Shareholders' Equity

Common stock, no par value, authorized 39,414,375 shares,
  issued 35,906,402 shares in 1995 and 33,842,750 in 1994..
                                             20,036         18,869
Surplus..................................   216,541        172,321
Retained earnings........................   159,215        179,432
Unrealized loss on investment securities available
  for sale, net of tax...................    (3,057)       (17,842)
                                            392,735        352,780

Treasury stock, at cost (141,296 common shares in
  1995 and 121,696 common shares in 1994)    (2,625)        (2,164)
  Total shareholders' equity.............   390,110        350,616

    Total liabilities and shareholders' equity...
                                         $4,417,042     $4,415,216

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
($ in thousands, except for per share data)


                               Nine Months Ended            Three Months Ended
                   September 30,                 September 30,
           1995           1994           1995           1994

Interest Income
Interest and fees on loans.......
        $  167,797     $  142,702     $   56,890     $   49,972
Interest and dividends on
  investment securities:
  Taxable........................
            57,345         60,347         18,235         19,591
  Tax-exempt.....................
            10,491         10,946          3,373          3,800
  Dividends......................
               484            519            140            202
Interest on federal funds sold
  and other short term
  investments....................
             1,446          1,367            566            612
  Total Interest Income..........
           237,563        215,881         79,204         74,177

Interest Expense
Interest on deposits:
  Savings........................
            34,973         36,264         10,766         12,569
  Time...........................
            68,202         45,074         23,880         16,742
Interest on federal funds
  purchased and securities sold
  under repurchase agreements....
             2,337          2,108            581            711
Interest on other short-term
  borrowings.....................
               575            153            412            520
Interest on other borrowings.....
             1,404          1,585            205             51
  Total Interest Expense.........
           107,491         85,184         35,844         30,593
Net interest income..............
           130,072        130,697         43,360         43,584
Provision for possible loan
  losses.........................
             2,069          4,507            600          1,267
Net interest income after
  provision for possible
  loan losses....................
           128,003        126,190         42,760         42,317

Non-Interest Income
Trust income.....................
               660            560            220            186
Service charges on deposit
  accounts.......................
             5,949          5,487          1,970          1,848
Gains on securities transactions
  net............................
             1,471          5,130            920          1,242
Fees from mortgage servicing.....
             2,802          2,481          1,116            785
Other............................
             4,894          5,005          1,709          1,765
  Total Non-Interest Income......
            15,776         18,663          5,935          5,826

Non-Interest Expense
Salaries expense.................
            25,436         25,230          8,391          8,587
Employee benefit expense.........
             6,715          6,809          1,991          2,268
FDIC insurance premiums..........
             4,917          6,344            530          2,129
Occupancy and equipment expense..
            10,264          9,848          3,542          3,347
Amortization of intangible
  assets.........................
             2,007          2,483            804            713
Other............................
            18,506         15,434          5,640          5,047
  Total Non-Interest Expense.....
            67,845         66,148         20,898         22,091

Income before income taxes.......
            75,934         78,705         27,797         26,052
Income tax expense...............
            29,877         26,528          9,687          8,694
Net Income.......................
        $   46,057     $   52,177     $   18,110     $   17,358
Net income per share.............
        $     1.29     $     1.48     $     0.51     $     0.49
Weighted average shares
  outstanding....................
        35,584,656     35,216,212     35,738,452     35,297,581

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
($ in thousands)
                                              Nine Months Ended
                                                September 30,
                                             1995          1994
 Cash flows from operating activities:
  Net income............................ $   46,057     $   52,177
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of
    intangible assets...................      5,854          6,476
    Amortization of compensation costs pursuant to
      long term stock incentive plan....        240            222
    Provision for possible loan losses..      2,069          4,507
    Net amortization of premiums........      3,784          5,787
    Net gains on securities transactions     (1,471)        (5,130)
    Net deferred income tax
      benefit(expense)..................      2,935         (7,035)
    Gains on sales of loans.............         --           (720)
    Proceeds from recoveries on
      charged-off loans.................      2,059          1,606
    Proceeds from sale of loans.........         --         11,647
    Net decrease in accrued interest receivable
      and other assets..................    (10,599)         3,551
    Net increase in accrued expenses and
      other liabilities.................      2,291         (1,397)
    Net increase in shareholders' equity due to
      acquisition of American Union Bank      4,425             --
    Adjustment for the pooling of a company with a
      different fiscal year end.........       (741)            --
      Net cash provided by operating activities:
                                             56,903         71,691

Cash flows from investing activities:
  Proceeds from maturing investment securities held
    to maturity..........................   115,512        242,099
  Purchases of investment securities held
    to maturity..........................   (48,535)      (214,346)
  Proceeds from sales of investment securities
    available for sale...................    74,376        224,905
  Proceeds from maturing investment securities
    available for sale...................    58,628         47,327
  Purchases of investment securities
    available for sale...................   (63,547)      (210,376)
  Purchases of mortgage servicing rights.    (3,902)        (1,099)
  Net decrease(increase) in federal funds sold and other
    short term investments...............   (10,000)        55,141
  Net increase in loans made to customers  (114,470)      (268,874)
  Purchases of premises and equipment,
    net of sales.........................   (10,875)        (4,441)
  Net decrease(increase) in due from customers on
    acceptances outstanding..............       870           (450)
    Net cash used in investing activities:
                                             (1,943)      (130,114)

Cash flows from financing activities:
  Net increase in deposits...............    13,867        124,944
  Net decrease in federal funds purchased and other
    short term borrowings................   (50,675)        (6,666)
  Repayments of other borrowings.........    (4,038)        (4,795)
  Net increase(decrease) in bank
    acceptances outstanding..............      (870)           450
  Dividends paid to common shareholders..   (22,161)       (23,029)
  Purchase of treasury stock.............    (4,005)            --
  Common stock issued, net of
    cancellations........................     2,679          2,951
    Net cash provided by (used in) financing activities:
                                            (65,203)        93,855

Net increase(decrease) in cash and due
  from banks.............................   (10,243)        35,432
Cash and due from banks at beginning of
  period.................................   168,071         88,856
Cash and due from banks at end of period.$  157,828     $  124,288

Cash paid during the period for:
  Interest on deposits and other
    borrowings...........................$  103,465     $   84,231
  Federal and state income taxes.........$   38,214     $   28,977

See accompanying notes to consolidated financial statements.

                     VALLEY NATIONAL BANCORP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1994 Annual Report to Shareholders.

2.   Acquisition

     On June 30, 1995, Valley acquired by merger the $671 million Lakeland First Financial Group, Inc. ("LFG"), based in Succasunna, New Jersey and its sixteen branch subsidiary, Lakeland Savings Bank ("Lakeland"). Each share of LFG common stock outstanding was converted into 1.286 shares of Valley common stock, resulting in the issuance by Valley of 5,136,446 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. Prior to the merger, Lakeland's fiscal year ended on June 30th. In recording the pooling of interests for June 30, 1995, Lakeland's financial statements were combined with Valley's for the same periods. Valley's December 31, 1994 statement of financial condition was combined with Lakeland's June 30, 1995 statement of financial condition. Valley's statement of income for the six month period ended June 30, 1994 was combined with Lakeland's statement of income for the six month period ended December 31, 1994. An adjustment has been make to stockholders' equity to eliminate the effect of Lakeland's results of operations for the six month period ended June 30, 1995 included in both the December 31, 1994 and June 30, 1995 financial statements. The consolidated financial statements of Valley include the accounts of LFG for all periods presented. Separate results of the combining companies are as follows:

                                               Six months
                                                 ended
                                             June 30, 1995
                                             (in thousands)
     Net interest income after
       provision for possible loan losses:
                    Valley                      $ 72,677
                    LFG                           12,560
                                                $ 85,237
     Net income
                    Valley                      $ 27,341
                    LFG                              605
                                                $ 27,946

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

Earnings Summary

       Net income for the three and nine month period ending September 30, 1995 was $18.1 million and $46.1 million, or $0.51 and $1.29 per share, respectively. This compares with $17.4 million and $52.2 million or $0.49 and $1.48 per share for the same periods in 1994 (all amounts have been restated for the Lakeland First Financial Group, Inc. merger and per share amounts have been restated to give effect to a 5% stock dividend in 1995). Net income before non-recurring merger expenses of $5.4 million or $0.15 per share during the second quarter, was $51.5 million for the nine months September 30, 1995 as compared to $52.2 million for the first nine months of 1994, a 1.4% decrease. The first nine months of 1994 was positively impacted by securities gains of $5.1 million, compared to only $1.5 million of securities gains in the first nine months of 1995. The annualized return on average assets
(ROA) before one-time merger expenses decreased to 1.54% from 1.61%, and the annualized return on average equity (ROE) also decreased to 18.34% from 19.99% for the nine months ended September 30, 1995 and 1994, respectively. After one-time merger expenses the ROA decreased to 1.38% from 1.61% and ROE decreased to 16.41% from 19.99%. Book value per share amounted to $10.91 at Septmeber 30, 1995 compared with $10.01 per share at September 30, 1994.

Net Interest Income

     Net interest income on a fully tax equivalent basis decreased by $826 thousand and $428 thousand or 0.60% and 0.93%, respectively, for the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. The net interest margin decreased 14 and 6 basis points to 4.33% and 4.35% for the nine month period and quarter ended September 30, 1995 compared to 4.47% and 4.41% for the same periods in 1994.

     The decrease in net interest margin was caused substantially by the upward movement in interest rates during 1994. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Deposit rates increased faster than loan rates in 1994, leading to a decline in the net interest margin into 1995.

-                               7 -

     Average interest earning assets increased $114.7 million during the nine months ended September 30, 1995, or 2.8% over the same period in 1994. This increase was mainly the result of increased automobile loan and commercial mortgage loan volume. Average loans increased by $267.3 million or 11.2% over the 1994 nine months. Approximately $33.9 million of the increase was the result of the American Union merger of February 28, 1995 accounted for as a pooling of interests. The average rate on loans increased 46 basis points and combined with the increase in average loan volume, interest income on loans for the first nine months of 1995 increased by $25.1 million over the same period in 1994. The average balance of investment securities for the nine months ended September 30, 1995 decreased by $134.9 million or 8.2% from the amount in the portfolio for the same period in 1994, net of the amount from American Union of $23.3 million. The average balance of taxable investment securities decreased by $122.8 million or 9.3% over the 1994 average balance. Tax-exempt investments remained almost unchanged for the nine month period in 1995 over the same period in 1994.

     Average interest-bearing liabilities for the nine months ended September 30, 1995 as compared to September 30, 1994 grew 2.3% or $81.8 million of which $43.5 million was due to the acquisition of American Union Bank. Time deposits increased by $294.5 million or 20.7%, while savings deposits decreased by $195.4 million or 10.1%.

Non-Interest Income

     The following table presents the components of non-interest income for the nine and three months ended September 30, 1995 and 1994.

                      Nine months ended        Three months ended
                        September 30,             September 30,
                      1995         1994         1995         1994
                                 (in thousands)

Trust income....... $    660     $    560     $    220     $    186
Service charges on
deposit accounts...    5,949        5,487        1,970        1,848
Gains on securities
transactions, net..    1,471        5,130          920        1,242
Fees from mortgage
servicing..........    2,802        2,481        1,116          785
Other..............    4,894        5,005        1,709        1,765
       Total....... $ 15,776     $ 18,663     $  5,935     $  5,826

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income increased $772 thousand and $431 thousand to $14.3 and $5.0 million for the nine and three months ended September 30, 1995 and 1994.

     Service charges on deposit accounts increased $462 thousand or 8.4% and $122 thousand or 6.6% for the nine month and three month periods ended September 30, 1995. A majority of this increase is due to the expansion of account volume and increased fees charged on deposit accounts.

     Net gains on securities transactions for the nine months ended September 30, 1995 was $1.5 million compared to $5.1 million at September 30, 1994.

     Other income decreased $111 thousand for the nine months ended September 30, 1995 over the same period in 1994. This was the result of decreased credit card fees and decreased application fees for residential mortgages in 1995, and a one-time gain of $212 thousand recorded in 1994 on the termination of a lease.

     During the quarter Valley began offering investment banking services to middle market companies through its recently chartered investment banking subsidiary, Halidon Hill & Co., which provides a full range of merger and acquisition advisory services, private placement of debt and equity, and strategic planning services and also advises middle market firms with respect to management buyouts, capital formation strategies and recapitalizations.

-                               8 -

Non-Interest Expense

     The following table presents the components of non-interest expense for the nine and three months ended September 30, 1995 and 1994.

                      Nine months ended        Three months ended
                        September 30,             September 30,
                      1995         1994         1995         1994
                                   (in thousands)
Salary expense......$ 25,436     $ 25,230     $  8,391     $  8,587
Employee benefit
expense.............   6,715        6,809        1,991        2,268
FDIC insurance
premiums............   4,917        6,344          530        2,129
Occupany and equipment
expense.............  10,264        9,848        3,542        3,347
Amortization of
intangible assets...   2,007        2,483          804          713
Other...............* 18,506       15,434        5,640        5,047
       Total........$ 67,845     $ 66,148     $ 20,898     $ 22,091
*Includes $2.4 million of one-time merger expenses.

     Non-interest expense before one-time merger expense of $2.4 million totalled $65.4 million for the nine months ended September 30, 1995 compared to $66.1 million for the nine month period ended September 30, 1994. The largest component of non-interest expense is salaries and employee benefit expense which totalled $32.2 million for the nine months ended September 30, 1995. At September 30, 1995, full-time equivalent staff was 1,251 compared to 1,268 at September 30, 1994.

     FDIC insurance expense was $530 thousand for the quarter ended September 30, 1995 as compared to $2.1 million for the same period in 1994. This reduction reflects the refund received from the FDIC and the decrease in premium rate from $0.23 to $0.04 per hundred on bank insurance fund ("BIF") deposits. It is expected that the savings insurance fund ("SAIF") will be recapitalized during 1996 and that Valley will be required to pay approximately $0.63 per hundred of SAIF deposits from previous thrift mergers. Valley estimates that it will have to pay approximately $7.0 million on a pre-tax basis. After this payment, it is anticipated that future premiums on these deposits will also be reduced from $0.23 to $0.04 per hundred.

     Amortization of intangible assets decreased to $2.0 million for the nine months ended September 30, 1995 from $2.5 million for the same period in 1994, representing a decrease of $476 thousand, or 19.2%. The majority of this decrease resulted from the reduction of amortization of purchased mortgage servicing rights and core deposit intangibles.

Income Taxes

     Income tax expense before the one-time merger-related tax expense of $3.0 million as a percentage of pre-tax income increased to 35.4% for the nine months ended September 30, 1995 compared to 33.7% in 1994. This increase was attributable to an increase in state tax expense and a decrease in tax-exempt interest income.

                   ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

     At September 30, 1995, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $403 million or a ratio of 1.28:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $414 million or a ratio of .33:1 and resulted in a negative gap. The total negative gap repricing within 365 days as of September 30, 1995 is $10 million or 0.99:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

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


-                               9 -
points resulted in an impact on future net interest income which is not material. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At September 30, 1995, liquid assets amounted to $996.1 million, as compared to $950.0 million at December 31, 1994. This represents 24.0% of earning assets and 22.6% of total assets at September 30, 1995.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand.
Core deposits averaged approximately $3.1 billion at September 30, 1995 and December 31, 1994, respectively, representing 75.2% and 76.3% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities were $74.4 million, and proceeds of $174.1 million were generated from investment maturities and prepayments. Purchases of investment securities during the same period were $112.1 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $413.4 million and $337.7 million, on average, at September 30, 1995 and December 31, 1994, respectively.

     The parent company's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

               The securities portfolio on September 30, 1995 consisted of securities held to maturity totaling $782.5 million and securities available for sale totaling $654.6 million, compared to $848.5 million and $702.0 million, respectively, on December 31, 1994.
The balances at September 30, 1995 included approximately $22.0 million of investment securities from the acquisition of American
Union.

     Unrealized loss on investment securities available for sale, net of tax, reduced shareholders' equity by $3.1 million September 30, 1995 compared to a reduction of $17.8 million on December 31, 1994. This change was primarily due to an increase in prices and a corresponding decline in interest rates.

Loan Portfolio

     The following table reflects the composition of the loan
portfolio as of September 30, 1995 and December 31, 1994.
                             September 30,  December 31,
                                 1995           1994
                                   (in thousands)

Commercial..................  $  334,753     $  298,337
Construction.................     72,434         70,192
Commercial mortgage.........     594,284        571,596
Residential mortgage........   1,013,837      1,004,203
Installment.................     687,421        650,329
                               2,702,729      2,594,657

Less: Unearned income.......      (1,533)        (1,901)

    Total loans.............  $2,701,196     $2,592,756

     Total loans increased $108.4 million or 4.2% during the nine month period ended Septmeber 30, 1995. Residential mortgage loans represent 37.5% of the loan portfolio. Installment loans, including predominantly automobile and credit card loans, totalled $687.4 million at September 30, 1995, representing 25.4% of the loan portfolio. Commercial mortgages increased 4.0% or $22.7 million from December 1994 to September 30, 1995.

     Loan balances at September 30, 1995 included approximately $29 million of loans from the acquisition of American Union, which is comprised of $8.6 million of residential mortgage loans, $8.2 million of commercial mortgage loans, $6.4 million of commercial loans, and $5.9 million of installment loans.

Non-Performing Assets

     Non-performing assets include non-accrual loans and other real estate owned (OREO). Non-performing assets decreased $2.9 million to $27.3 million at September 30, 1995 as compared to December 31, 1994.

     The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated.

                                   September 30,  December 31,
                                       1995           1994
                                        (in thousands)

Loans past due in excess of
  90 days and still accruing.....    $  5,794       $  8,695

Non-performing loans.............    $ 16,622       $ 22,554
Other real estate owned..........      10,714          7,700
  Total non-performing assets....    $ 27,336       $ 30,254

Non-performing loans as
  a % of loans...................        0.62%          0.87%

Non-performing assets as a %
  of loans plus other real
  estate owned...................        1.01%          1.16%

Allowance as a % of loans........        1.49%          1.62%

Allowance as a % of
  non-performing loans...........         242%           186%

Asset Quality and Risk Elements

     Valley's allowance for loan loss remained relatively stable since December 31, 1994. At September 30, 1995 the allowance for loan losses amounted to $40.2 million or 1.49% of loans, as compared to $42.0 million or 1.62% at December 31, 1994.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $4.0 million for the nine months ended September 30, 1995, which includes approximately $2.3 million from the recently acquired Lakeland Savings Bank, compared with $3.1 million for the nine months ended September 30, 1994. The ratio of net charge-offs to average loans amounted to 0.20% for the nine months ended September 30, 1995 compared with 0.17% for 1994.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity, which must expand in close proportion to asset growth. At September 30, 1995, shareholders' equity totalled $390.1 million or 8.8% of total assets, compared with $350.6 million or 7.9% at year-end 1994. Valley has achieved steady internal capital generation throughout the past five years.

     Valley's capital position at September 30, 1995 under risk-based capital guidelines was $388.7 million, or 14.4% of risk-weighted assets, for Tier 1 capital and $422.5 million, or 15.6% for Total risked-based capital. The comparable ratios at December 31, 1994 were 13.9% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at September 30, 1995 are above the "well capitalized" requirements, which require Tier 1 capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires each "well capitalized" holding company to maintain a minimum leverage ratio of 5.0%. At September 30, 1995 and December 31, 1994, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.8% and 8.3%, respectively.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income was 48.7% at September 30, 1995 before one-time merger expense of $5.4 million and 42.7% after merger expenses, compared to 53.2% for the nine months ended September 30, 1994. Cash dividends declared amounted to $0.74 per share, equivalent to a dividend payout ratio of 47.6% before one-time merger expenses, an increase from the 46.8% for the nine months in 1994. Valley declared a 5% common stock dividend on March 23, 1995 to shareholders of record on April 14, 1995, paid May 2, 1995. Valley maintained the cash dividend at $1.00 per share per annum after the payment of the stock dividend. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

                             PART II


Item 6.  Exhibits and Reports on Form 8-K

     b)  Reports on Form 8-K

     1) Form 8-K filed July 11, 1995 to report the merger of Lakeland First Financial Group into Valley National Bancorp effective on June 30, 1995.

     2) Form 8-K/A filed July 14, 1995 ammending the Form 8-K filed July 11, 1995 to include as an exhibit the accountants report.

     3) Form 8-K/A filed September 8, 1995 amending the Form 8-K filed July 11, 1995 to include pro forma financial information.

                           SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     VALLEY NATIONAL BANCORP
                                     (Registrant)



Date:     November 14, 1995          /s/ Peter Southway
                                     PETER SOUTHWAY
                                     PRESIDENT AND CHIEF
                                     OPERATING OFFICER



Date:     November 14, 1995          /s/ Alan D. Eskow
                                     ALAN D. ESKOW
                                     SENIOR VICE PRESIDENT
                                     FINANCIAL ADMINISTRATION