Form 10-Q/A
period 1995-09-30
VALLEY NATIONAL BANCORP
filed 1995-11-15
CIK 714310

November 15, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

     We are submitting this Form 10-Q/A for the quarter ended September 30, 1995, as we inadvertently filed the Form 10-Q without the Financial Data Schedule. This Form 10-Q/A includes only the Financial Data Schedule as Exhibit 27.

Sincerely,

/s/ Alan D. Eskow
Senior Vice President
Financial Administration
and Corporate Secretary
(Principal Accounting Officer)





                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q/A


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




                                     VALLEY NATIONAL BANCORP
                                     (Registrant)






Date:     November 15, 1995          /s/ Alan D. Eskow
                                     ALAN D. ESKOW
                                     SENIOR VICE PRESIDENT
                                     FINANCIAL ADMINISTRATION