Form 10-K
period 1995-12-31
VALLEY NATIONAL BANCORP
filed 1996-02-29
CIK 714310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-11179

                           VALLEY NATIONAL BANCORP

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  NEW JERSEY                                    22-2477875
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
               1455 VALLEY ROAD                                   07474
              WAYNE, NEW JERSEY                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201-305-8800
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          Common Stock, no par value                  New York Stock Exchange, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $831,051,000 on January 31, 1996.

     There were 35,713,374 shares of Common Stock outstanding at January 31,
1996.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Definitive Proxy Statement (the "1996 Proxy Statement") for the 1996 Annual Meeting of shareholders to be held April 2, 1996 will be incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I

Item  1.    Business....................................................................    1
Item  2.    Properties..................................................................    6
Item  3.    Legal Proceedings...........................................................    6
Item  4.    Submission of Matters to a Vote of Security Holders.........................    7
Item  4A.   Executive Officers of the Registrant........................................    7

PART II

Item  5.    Market for Registrant's Common Equity and Related Shareholder Matters.......    7
Item  6.    Selected Financial Data.....................................................    8
Item  7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................    9
Item  8.    Financial Statements and Supplementary Data:
            Valley National Bancorp and Subsidiaries:
                 Consolidated Statements of Income......................................   26
                 Consolidated Statements of Financial Condition.........................   27
                 Consolidated Statements of Changes in Shareholders' Equity.............   28
                 Consolidated Statements of Cash Flows..................................   29
                 Notes to Consolidated Financial Statements.............................   30
                 Independent Auditors' Report...........................................   50
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................   51

PART III

Item 10.    Directors and Executive Officers of the Registrant..........................   51
Item 11.    Executive Compensation......................................................   51
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............   51
Item 13.    Certain Relationships and Related Transactions..............................   51

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   51
Signatures..............................................................................   53

                                     PART I
ITEM 1.  BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 1995, Valley had consolidated total assets of $4.6 billion, total deposits of $4.1 billion, and total shareholders' equity of $400.2 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 80 branch offices located in northern New Jersey. These services include the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits; and full personal and corporate trust services, as well as pension and fiduciary services.

     VNB has five New Jersey wholly-owned subsidiaries which include a mortgage servicing company, a real estate company which holds and disposes of real estate which VNB may acquire through foreclosure, an investment company which holds, maintains and manages tangible investment assets for VNB, an investment banking company which offers investment banking services to middle market companies, and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB.

RECENT DEVELOPMENTS

     On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with two branches and approximately $58 million in assets. The transaction resulted in the issuance of 288,734 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. The financial statements for Valley have not been restated to include American as they would not have been materially different from those presented. American's financial statements are included in Valley's consolidated financial statements as of January 1, 1995. Each share of common stock of American was exchanged for 0.50 shares of Valley common stock.

     On June 30, 1995 Valley acquired the $671 million asset Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered savings bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The transaction resulted in the issuance of 5,136,446 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. Each share of common stock of LFG was exchanged for 1.286 shares of Valley common stock.

     Valley began offering investment banking services to middle market companies in 1995 through its recently chartered investment banking subsidiary, Halidon Hill & Co., which provides a full range of merger and acquisition advisory services, private placement of debt and equity, strategic planning services, and also offers advice to middle market firms with respect to management buyouts, capital formation strategies and recapitalizations.

     During the fourth quarter of 1995, Valley received all the necessary approvals to establish a finance company in Toronto, Canada. The finance company will make consumer loans in Canada, primarily auto loans, utilizing Valley's expertise in the area and extending to Canada the existing referral program Valley has with a major insurance company. Valley anticipates that the Canadian finance company will become operational during the first quarter of 1996.

     VNB is a credit card issuer and has initiated several successful affinity programs during 1994 and 1995, primarily with local municipalities in New Jersey. In late 1995, VNB signed a letter of intent with a proposed partner for a substantial co-branding credit card program. VNB anticipates this program, if it occurs, could add a significant number of credit card accounts to VNB within two years. The program is subject to the execution of a definitive agreement and if the parties reach a definitive agreement, VNB anticipates this program will begin in the second quarter of 1996. Management can offer no assurance that VNB and its proposed partner will enter into a definitive agreement.

     During 1995 the Board of Directors authorized the repurchase of up to one million shares of Valley's common stock. As of December 31, 1995 the company has purchased 563,160 shares, all of which have been reissued under the company's stock option plan and expired warrant program. Subsequent to December 31, 1995, through February 15, 1996, approximately 115,000 additional shares were purchased for the treasury. On February 20, 1996, the Board of Directors authorized the repurchase of an additional one million shares of Valley's common stock to be used for employee benefit programs and other general corporate purposes.

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

EMPLOYEES

     At year-end 1995, VNB and its subsidiaries employed 1,304 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

BANK HOLDING COMPANY REGULATION

     Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require.

     The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any additional bank. Under current law, a New Jersey based bank holding company, like Valley, is permitted to acquire banks located in New Jersey and in certain other states if the states had enacted laws specifically to permit acquisitions of banks by out-of-state bank holding companies having the largest proportion of their deposits in New Jersey. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Acquisitions through Valley National Bank require approval of the Comptroller of the Currency of the United States ("OCC"). Statewide branching is permitted in New Jersey. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, bank holding companies are able to acquire banks in states other than its home state effective September 29, 1995, regardless of applicable state law.

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

     The New Jersey legislature is presently examining whether it will opt-in with respect to earlier interstate banking and branching, as well as whether it will authorize de novo branching and the entry into New Jersey of foreign country banks.

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

REGULATION OF BANK SUBSIDIARY

     VNB is subject to the supervision of, and to regular examination by, the OCC.

     Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, to the extent which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

DIVIDEND LIMITATIONS

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result in part from dividends paid to Valley by VNB. Payment of dividends to the Company by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. Under this limitation, VNB could declare dividends in 1996 without prior approval of the OCC of up to $59,540,000 plus an amount equal to VNB's net profits for 1996 to the date of such dividend declaration. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

TRANSACTIONS WITH RELATED PARTIES

     VNB's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of 12 U.S.C. 375 of the National Bank Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the bank's board of directors.

COMMUNITY REINVESTMENT

     Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. VNB received a "Satisfactory" CRA rating in its most recent examination.

     In April 1995, the OCC and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

RESTRICTIONS ON ACTIVITIES OUTSIDE THE UNITED STATES

     The Corporation's activities in Canada are subject to Section 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10% of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations are subject to supervision by the FRB, as well as the OCC. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservatory or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicating that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

     FIRREA also imposes certain independent appraisal requirements upon a bank's real estate lending activities and further imposes certain loan-to-value restrictions on a bank's real estate lending activities. The bank regulators have promulgated regulations in these areas.

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

     In addition, significant provisions of FDICIA required federal banking regulators to draft standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. FDICIA also required the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contained other provisions which restricted the activities of state-chartered banks, amended various consumer banking laws, limited the ability of "undercapitalized" banks to borrow from the Federal Reserve's discount window, and required federal banking regulators to perform annual onsite bank examinations and set standards for real estate lending.

BIF PREMIUMS AND RECAPTURE OF SAIF

     VNB is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association. VNB has approximately $1.3 billion of deposits at December 31, 1995, with respect to which VNB pays SAIF insurance premiums.

     For the first three quarters of 1995, both SAIF-member institutions and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-insured institutions the premiums they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

     Given the undercapitalized nature of the SAIF, the FDIC will continue the range of assessment rates of $0.23 to $0.31 per $100 of deposits for SAIF-insured institutions and BIF-insured institutions, like VNB, required to pay SAIF premiums with respect to SAIF deposits.

     On July 28, 1995, the FDIC and the Treasury Department released statements outlining a plan to recapitalize the SAIF, certain features of which were subsequently approved by the House of Representatives and the Senate of the United States in bills that provided for different resolutions of the BIF-SAIF issues. In negotiations between members of the Banking Committees of the House and Senate to reconcile the differences in the two bills, it was agreed that all SAIF-member institutions would pay a special assessment to recapitalize the SAIF. The amount of the special assessment required to recapitalize the SAIF was estimated to be approximately 80 basis points of the SAIF-assessable deposits. BIF-insured institutions with deposits subject to SAIF assessments would be able to reduce such SAIF deposits by 20% in computing the institutions special assessment.

     Management cannot predict whether the above legislation will be enacted, or, if enacted, the amount of any special SAIF assessment. A significant one-time fee to recapitalize the SAIF may have an adverse effect on the operating expenses and results of operations of VNB in the quarter in which the assessment is made.

ITEM 2.  PROPERTIES

     The corporate headquarters and principal office of Valley are located in a facility owned by VNB in Wayne, New Jersey. The operations and data processing center for the bank is located in a facility owned by VNB in Passaic, New Jersey and retail lending is located in a leased facility in Wayne, New Jersey. During 1996, Valley plans to continue its consolidation of operations by relocating its operations and data processing center to a building purchased during the first quarter of 1996 which is across the street from Valley's corporate headquarters in Wayne.

     VNB provides banking services at 80 locations of which 43 locations are owned and 37 locations are leased.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which Valley, or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which had no material effect on the presentation of the financial statements contained in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE AT
                           DECEMBER 31,   IN OFFICE
          NAMES                1995         SINCE                      OFFICE
-------------------------  ------------   ---------    --------------------------------------
Gerald H. Lipkin.........    54              1989      Chairman of the Board and Chief
                                                       Executive Officer
Peter Southway...........    61              1987      President and Chief Operating Officer
Sam P. Pinyuh............    63              1990      Executive Vice President
Peter Crocitto...........    38              1992      First Senior Vice President
Robert E. Farrell........    49              1992      First Senior Vice President
Richard P. Garber........    52              1992      First Senior Vice President
Alan D. Lipsky...........    51              1994      First Senior Vice President
Robert Mulligan..........    48              1993      First Senior Vice President
Peter John Southway......    35              1992      First Senior Vice President
Jack M. Blackin..........    53              1993      Senior Vice President
Alan D. Eskow............    47              1993      Senior Vice President

     All officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Valley's common stock trades on the New York Stock Exchange (NYSE) under the symbol VLY. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the dividends paid per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends.

                                          YEAR 1995                      YEAR 1994
                                  --------------------------     --------------------------
                                  HIGH     LOW      DIVIDEND     HIGH     LOW      DIVIDEND
                                  ----     ----     --------     ----     ----     --------
        First Quarter...........  $27 7/8  $23 7/8   $ 0.24      $28 5/8  $20 1/4   $ 0.22
        Second Quarter..........  $26 1/4  $22 7/8   $ 0.25      $30 1/8  $24 7/8   $ 0.24
        Third Quarter...........  $26      $23       $ 0.25      $26 1/4  $24 3/8   $ 0.24
        Fourth Quarter..........  $25 1/2  $23 1/2   $ 0.25      $25 7/8  $23 1/4   $ 0.24

     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business -- Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements".

     There were 6,457 registered shareholders of record as of December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. The data for the years 1994 and prior have been restated for the acquisition of Lakeland First Financial Group and Rock Financial Corporation.

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income (taxable
  equivalent)........................  $  325,098   $  301,366   $  288,471   $  281,308   $  253,221
Interest expense.....................     143,271      117,465      114,021      133,690      135,582
                                       ----------   ----------   ----------   ----------   ----------
Net interest income (taxable
  equivalent)........................     181,827      183,901      174,450      147,618      117,639
Less: tax equivalent adjustment......       8,448        8,783        7,778        7,385        7,838
                                       ----------   ----------   ----------   ----------   ----------
     Net interest income.............     173,379      175,118      166,672      140,233      109,801
Provision for possible loan losses...       2,669        5,197        7,966       18,855       13,551
                                       ----------   ----------   ----------   ----------   ----------
     Net interest income after
       provision for possible loan
       losses........................     170,710      169,921      158,706      121,378       96,250
Gains on securities transactions.....       1,471        5,974        7,494        7,319        2,601
Non-interest income..................      19,497       17,993       20,496       25,273       12,836
Non-interest expense.................      90,203       90,594       85,671       79,947       61,296
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  cumulative effect of accounting
  change.............................     101,475      103,294      101,025       74,023       50,391
Income tax expense...................      38,879       38,723       35,638       25,272       15,716
                                       ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of
  accounting change..................      62,596       64,571       65,387       48,751       34,675
Cumulative effect of accounting
  change, net of tax.................          --           --         (402)         473           --
                                       ----------   ----------   ----------   ----------   ----------
     Net income(1)...................  $   62,596   $   64,571   $   64,985   $   49,224   $   34,675
                                       ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE(2):
Income before cumulative effect of
  accounting change..................  $     1.76   $     1.83   $     1.88   $     1.43   $     1.02
Cumulative effect of accounting
  change.............................          --           --         (.01)         .01           --
Net income...........................        1.76         1.83         1.87         1.44         1.02
Dividends............................        0.99         0.94         0.74         0.67         0.63
Book value...........................       11.19         9.90         9.65         8.30         7.49
Weighted average shares
  outstanding........................  35,615,339   35,302,341   34,736,301   34,244,003   34,101,148
RATIOS:
Return on average assets(3)..........        1.40%        1.48%        1.58%        1.33%        1.22%
Return on average shareholders'
  equity(3)..........................       16.60        18.66        20.95        18.33        14.11
Average shareholders' equity to
  average assets.....................        8.45         7.96         7.56         7.28         8.68
Dividend payout......................       56.48        51.94        38.81        43.74        58.56
Risk-based capital:
  Tier 1 capital.....................       13.89        13.96        14.55        14.17        12.88
  Total capital......................       15.14        15.21        15.80        15.42        14.13
Leverage ratio.......................        8.41         8.23         7.70         7.47         7.34
FINANCIAL CONDITION AT
  YEAR-END:
Assets...............................  $4,585,811   $4,418,586   $4,257,739   $3,937,660   $3,461,638
Loans, net of allowance..............   2,753,505    2,550,732    2,230,647    1,901,127    1,732,173
Deposits.............................   4,083,873    3,880,002    3,770,228    3,532,996    3,075,479
Shareholders' equity.................     400,237      350,616      333,240      280,376      251,924

---------------

(1) Net income before merger expenses was $67,972 thousand and $69,240 thousand for 1995 and 1994, respectively. Merger expenses consist primarily of income tax expense and professional fees.

(2) All per share amounts have been restated for stock dividends and splits.

(3) Return on average assets and return on average equity before merger expenses was 1.52% and 18.03% for 1995, respectively, and 1.59% and 20.01% for 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley's results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

RECENT DEVELOPMENTS

     On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with two branches and approximately $58 million in assets. The transaction resulted in the issuance of 288,734 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. The financial statements for Valley have not been restated as they would not have been materially different from those presented. American's financial statements are included in Valley's consolidated financial statements as of January 1, 1995. Each share of common stock of American was exchanged for
0.50 shares of Valley common stock.

     On June 30, 1995 Valley acquired the $671 million asset Lakeland First Financial Group, Inc. ("LFG"), the holding company for Lakeland Savings Bank ("Lakeland"), a state chartered savings bank headquartered in Succasunna, New Jersey, with sixteen branches in Morris, Sussex and Warren counties, New Jersey. The transaction resulted in the issuance of 5,136,446 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. Each share of common stock of LFG was exchanged for 1.286 shares of Valley common stock.

     Valley began offering investment banking services to middle market companies in 1995 through its recently chartered investment banking subsidiary, Halidon Hill & Co., which provides a full range of merger and acquisition advisory services, private placement of debt and equity, strategic planning services, and also offers advice to middle market firms with respect to management buyouts, capital formation strategies and recapitalizations.

     During the fourth quarter of 1995, Valley received all the necessary approvals to establish a finance company in Toronto, Canada. The finance company will make consumer loans in Canada, primarily auto loans, utilizing Valley's expertise in the area and extending to Canada the existing referral program Valley has with a major insurance company. Valley anticipates that the Canadian finance company will become operational during the first quarter of 1996.

     VNB is a credit card issuer and has initiated several successful affinity programs during 1994 and 1995, primarily with local municipalities in New Jersey. In late 1995, VNB signed a letter of intent with a proposed partner for a substantial co-branding credit card program. VNB anticipates this program, if it occurs, could add a significant number of credit card accounts to VNB within two years. The program is subject to the execution of a definitive agreement and if the parties reach a definitive agreement, VNB anticipates this program will begin in the second quarter of 1996. Management can offer no assurance that VNB and its proposed partner will enter into a definitive agreement.

     During 1995 the Board of Directors authorized the repurchase of up to one million shares of Valley's common stock. As of December 31, 1995 the company has purchased 563,160 shares, all of which have been reissued under the company's stock option plan and expired warrant program. Subsequent to December 31, 1995, through February 15, 1996, approximately 115,000 additional shares were purchased for the treasury.

EARNINGS SUMMARY

     Net income was $62.6 million, or $1.76 per share in 1995 compared with $64.6 million or $1.83 per share in 1994 (all amounts have been restated for the Lakeland First Financial Group merger and the per share amounts have been restated to give effect to a 5% stock dividend paid in May 1995). Return on average assets decreased in 1995 to 1.40% from 1.48% in 1994, while the return on average equity also decreased to 16.60% in 1995 from 18.66% in 1994.

     Net operating income, defined as net income before merger expenses and securities gains, increased $1.4 million to $67.0 million from $65.6 million in 1994. This increase in net operating income is largely attributable to a decrease in the provision for loan losses of $2.5 million and an increase in non-interest income of $1.5 million, which was offset by a decrease in net interest income of $1.7 million or 1.0%. Net operating income produced a return on average assets of 1.50% in 1995 compared to 1.51% in 1994, and a return on average equity of 17.78% in 1995 compared to 18.97% in 1994.

NET INTEREST INCOME

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis decreased to $181.8 million for 1995 as compared to $183.9 million for 1994. The decrease in 1995 was due primarily to the increase in the average rate of interest bearing liabilities of 68 basis points during 1995, partially offset by an increase in rates on interest earning assets of 31 basis points in the same period. The net interest margin decreased 20 basis points to 4.28% for 1995 compared to 4.48% in 1994.

     The decrease in net interest margin was partially due to the upward movement in interest rates during 1994. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Deposit rates increased faster than loan rates in 1994 and continued throughout 1995, leading to a decline in the net interest margin during 1995.

     Average interest earning assets increased $144.2 million in 1995, or 3.5% over the 1994 amount. This increase was mainly the result of increased volume of automobile loans, commercial mortgages and commercial loans. Average loans increased by $288.3 million or 11.8% over the 1994 amount. The average rate on loans increased 24 basis points, and combined with the increase in average loan volume, interest income on loans for 1995 increased by $30.0 million over 1994. Offsetting this increase, was a decline in average taxable investment securities of $120.8 million or 9.3% from the amount in the portfolio during 1994. Average tax-exempt investments remained almost unchanged during 1995 as compared to 1994.

     Average interest-bearing liabilities grew 1.48% or $52.1 million. Deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $22.0 million or 4.8% over 1994 balances. Average savings deposits decreased by $188.7 million or 9.9%, while average time deposits increased $266.8 million or 18.2%.

     The following table reflects the components of net interest income, for each of the three years ended December 31, 1995.

        ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
              AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                         1995                               1994                               1993
                            -------------------------------    -------------------------------    -------------------------------
                             AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
                             BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
                            ----------   --------   -------    ----------   --------   -------    ----------   --------   -------
                                                                       (IN THOUSANDS)
ASSETS
Interest earning assets
Loans(1)(2)...............  $2,721,443   $226,260     8.31%    $2,433,167   $196,278     8.07%    $2,110,804   $174,226     8.25%
Taxable investments.......   1,179,567     75,470     6.40      1,300,320     80,558     6.20      1,473,901     93,222     6.32
Tax-exempt
  investments(1)..........     311,156     21,473     6.90        325,017     22,580     6.95        255,351     19,667     7.70
Federal funds sold and
  other short term
  investments(1)..........      36,513      1,895     5.19         45,934      1,950     4.25         42,503      1,356     3.19
                            ----------   --------    -----     ----------   --------   ---- -     ----------   --------   ---- -
Total interest earning
  assets..................   4,248,679   $325,098     7.65%     4,104,438   $301,366     7.34%     3,882,559   $288,471     7.43%
                                         --------    -----                  --------   ---- -                  --------   ---- -
Allowance for possible
  loan losses.............     (41,544)                           (43,136)                           (39,592)
Cash and due from banks...     146,467                            140,929                            125,919
Other assets..............     109,206                            147,001                            136,255
                            ----------                         ----------                         ----------
Total assets..............  $4,462,808                         $4,349,232                         $4,105,141
                            ==========                         ==========                         ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing
  liabilities
Savings deposits..........  $1,726,888   $ 45,975     2.66%    $1,915,596   $ 48,645     2.54%    $1,853,691   $ 49,028     2.64%
Time deposits.............   1,732,902     91,986     5.31      1,466,092     63,412     4.33      1,397,634     60,662     4.34
                            ----------   --------    -----     ----------   --------   ---- -     ----------   --------   ---- -
Total interest bearing
  deposits................   3,459,790    137,961     3.99      3,381,688    112,057     3.31      3,251,325    109,690     3.37
Federal funds purchased
  and securities sold
  under repurchase
  agreements..............      52,718      2,833     5.37         78,425      3,114     3.97         47,533      1,560     3.28
Other borrowings..........      49,727      2,477     4.98         50,028      2,294     4.59         59,081      2,771     4.69
                            ----------   --------    -----     ----------   --------   ---- -     ----------   --------   ---- -
Total interest bearing
  liabilities.............   3,562,235    143,271     4.02      3,510,141    117,465     3.35      3,357,939    114,021     3.40
                                         --------    -----                  --------   ---- -                  --------   ---- -
Demand deposits...........     481,477                            459,434                            404,350
Other liabilities.........      42,099                             33,642                             32,627
Shareholders' equity......     376,997                            346,015                            310,225
                            ----------                         ----------                         ----------
Total liabilities and
  shareholders' equity....  $4,462,808                         $4,349,232                         $4,105,141
                            ==========                         ==========                         ==========
Net interest income (tax
  equivalent basis).......                181,827                            183,901                            174,450
Tax equivalent
  adjustment..............                 (8,448)                            (8,783)                            (7,778)
                                         --------                           --------                           --------
Net interest income.......               $173,379                           $175,118                           $166,672
                                         --------                           --------                           --------
Net interest rate
  differential............                            3.63%                              3.99%                              4.03%
                                                     -----                             ---- -                             ---- -
Net interest margin(3)....                            4.28%                              4.48%                              4.49%
                                                     -----                             ---- -                             ---- -

---------------
(1) Interest income is presented on a tax equivalent basis using a 35% tax rate.

(2) Loans are stated net of unearned income.

(3) Net interest income on a tax equivalent basis as a percentage of earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

        CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                          1995 COMPARED TO 1994            1994 COMPARED TO 1993
                                      ------------------------------   -----------------------------
                                          INCREASE(DECREASE)(2)            INCREASE(DECREASE)(2)
                                      ------------------------------   -----------------------------
                                      INTEREST    VOLUME      RATE     INTEREST   VOLUME      RATE
                                      --------   --------   --------   --------   -------   --------
                                                              (IN THOUSANDS)
Interest income:
  Loans (1).........................  $ 29,982   $ 23,821   $  6,161   $ 22,052   $26,082   $ (4,030)
  Taxable investments...............    (5,088)    (7,662)     2,574    (12,664)  (10,787)    (1,877)
  Tax-exempt investments(1).........    (1,107)      (957)      (150)     2,913     4,979     (2,066)
  Federal funds sold and other short
     term investments(1)............       (55)      (443)       388        594       118        476
                                       -------    -------   --------   --------   --------   -------
                                        23,732     14,759      8,973     12,895    20,392     (7,497)
                                       -------    -------   --------   --------   --------   -------
Interest expense:
  Savings deposits..................    (2,670)    (4,948)     2,278       (383)    1,608     (1,991)
  Time deposits.....................    28,574     12,706     15,868      2,750     2,962       (212)
  Federal funds purchased and
     securities sold under
     repurchase agreements..........      (281)    (1,194)       913      1,554     1,175        379
  Other borrowings..................       183        (14)       197       (477)     (416)       (61)
                                       -------    -------   --------   --------   --------   -------
                                        25,806      6,550     19,256      3,444     5,329     (1,885)
                                       -------    -------   --------   --------   --------   -------
Net interest income.................  $ (2,074)  $  8,209   $(10,283)  $  9,451   $15,063   $ (5,612)
                                       =======    =======   ========   ========   ========   =======

---------------
(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

NON-INTEREST INCOME

     The following table presents the components of non-interest income for the years ended December 31, 1995, 1994 and 1993.

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Trust income..................................  $   950     $   805     $   665
        Service charges on deposit accounts...........    7,957       7,303       6,805
        Gains on securities transactions, net.........    1,471       5,974       7,494
        Fees from mortgage servicing..................    3,776       3,320       3,812
        Gains on sales of loans.......................      846         539       3,505
        Other income..................................    5,968       6,026       5,709
                                                        -------     -------     -------
                  Total...............................  $20,968     $23,967     $27,990
                                                        =======     =======     =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $19.5 million in 1995 compared with $18.0 million in 1994.

     Service charges on deposit accounts increased $654 thousand or 9.0% from $7.3 million in 1994 to $8.0 million in 1995. A majority of this increase is due to the expansion of account volume and increased fees charged on deposit accounts.

     Fees from mortgage servicing increased by 13.7% from $3.3 million in 1994 to $3.8 million in 1995. These fees represent gross servicing fees and related ancillary fees for servicing mortgage portfolios by VNB Mortgage Services, Inc. ("MSI"), VNB's mortgage servicing subsidiary, after eliminating in consolidation mortgage servicing fees earned by MSI on loans serviced for VNB. MSI serviced a total of $1.69 billion and $1.20 billion of loans as of December 31, 1995 and 1994, respectively, of which $816.5 and $536.6 million, respectively, are serviced for VNB. The increase in the servicing portfolio was due to the acquisition of several portfolios totalling approximately $305.7 million, the new origination of loans by VNB of $82.4 million and the addition of loans from Lakeland of approximately $259.1 million, less principal paydowns and prepayments totaling $154.3 million. Amortization expense on servicing rights increased during 1995 to $1.8 million from $1.6 million in 1994, reflecting the increase in the size of the serviced portfolio. An analysis is completed quarterly to determine amortization expense, based on all expected future cash flows.

     Gains on the sales of loans were $846 thousand for 1995 compared to $539 thousand for 1994. The gains recorded in 1995 are primarily from the sale of SBA loans. In 1994 Valley stopped selling its newly originated residential mortgage loans in order to maintain its loan growth.

     Net gains on securities transactions in 1995 and 1994 amounted to $1.5 million and $6.0 million, respectively. The gains recorded in 1995 were the result of the sale of securities due to rising interest rates beginning in early 1994 and Valley's decision to take advantage of the increased yields available.

     Valley began offering investment banking services to middle market companies in 1995 through its recently chartered investment banking subsidiary, Halidon Hill & Co., which provides a full range of merger and acquisition advisory services, private placement of debt and equity, strategic planning services, and also offers advice to middle market firms with respect to management buyouts, capital formation strategies and recapitalizations. Operations began in the latter part of 1995 and had no material impact on the financial results of Valley.

NON-INTEREST EXPENSE

     The following table presents the components of non-interest expense for the years ended December 31, 1995, 1994 and 1993.

                              NON-INTEREST EXPENSE

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Salary expense................................  $35,030     $34,098     $31,636
        Employee benefit expense......................    8,145       9,266       7,923
        FDIC insurance premiums.......................    5,884       8,473       8,180
        Net occupancy expense.........................    8,191       7,757       6,933
        Furniture and equipment expense...............    5,661       5,646       5,161
        Amortization of intangible assets.............    2,812       3,147       5,527
        Other.........................................   24,480      22,207      20,311
                                                        -------     -------     -------
                  Total...............................  $90,203     $90,594     $85,671
                                                        =======     =======     =======

     Non-interest expense totalled $90.2 million for 1995, relatively unchanged from the 1994 level. The largest component of non-interest expense is salaries and employee benefit expense which totalled $43.2 million in 1995 compared to $43.4 million in 1994. At December 31, 1995, full-time equivalent staff was 1,304, compared to 1,294 at the end of 1994.

     Insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") decreased by $2.6 million, or 30.6% to $5.9 million in 1995. This reduction reflects the refund received from the FDIC and the decrease in premium rate from $0.23 to $0.04 per hundred on bank insurance fund ("BIF") deposits. It is expected that the savings insurance fund ("SAIF") will be recapitalized during 1996 and that Valley will be required to pay a one-time special assessment. After this payment, it is anticipated that future premiums on these deposits will also be reduced from $0.23 to the legal minimum of $2,000. The one-time payment to the FDIC and the anticipated future reduction in premiums are based upon the legislative process for which Valley has no control over the effective date or final payments or reduction of premiums. (See Part I, Item
1 -- BIF Premiums and Recapture of SAIF).

     Net occupancy expense increased to $8.2 million in 1995 from $7.8 million in 1994. The increase of $434 thousand represents additional rent, utilities, tax and maintenance expense on facilities utilized by Valley. During the first quarter of 1996 Valley acquired an 80,000 square foot building located across the street from its current administrative headquarters in Wayne, New Jersey in order to continue consolidating its operations. Renovations are currently being made to prepare the building for Valley's use during 1996.

     Amortization of intangible assets decreased to $2.8 million in 1995 from $3.1 million in 1994, representing a decrease of $335 thousand or 10.6%. The majority of this decrease resulted from the reduction of amortization of core deposit intangibles, offset by an increase in amortization of purchased mortgage servicing rights totaling $1.8 million during 1995, compared with $1.6 million for 1994.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which applies prospectively to financial statements for fiscal years beginning after December 31, 1995. SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities". SFAS 122 requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans, however those servicing rights are acquired. SFAS 122 eliminates the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. SFAS 122 also requires that a mortgage banking entity assess its capitalized mortgage servicing rights ("MSRs") periodically for impairment, based on the fair value of those rights. Valley has determined that there will be no material impact expected on the financial position or results of operations of Valley as a result of adopting this statement prospectively during 1996.

     Other expenses were $24.5 million in 1995 compared to $22.2 million in 1994. Advertising and marketing expense increased $427 thousand to $2.9 million, data processing expense increased $395 thousand to $1.8 million, other real estate owned expense decreased $153 thousand to $1.2 million, stationary expense increased $88 thousand to $1.2 million, postage and delivery expense increased $247 thousand to $1.8 million, legal expense increased $158 thousand to $1.4 million, and telecommunication expense increased $218 thousand to $1.4 million.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio as of December 31, 1995 is 43.6%, one of the lowest in the industry, compared with an efficiency ratio for 1994 and 1993 of 43.2% and 43.9%, respectively. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective beginning in 1996. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or adopt a fair value based method of accounting as defined in the new standard. Valley will continue to follow the existing accounting standards for these plans. As a result, the new standard is not expected to have an impact on Valley.

INCOME TAXES

     Income tax expense as a percentage of pre-tax income increased to 38.3% in 1995 compared to 37.5% in 1994. This increase was attributable to a decrease in tax-exempt interest income and an increase in state tax expense.

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

                           ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

     The following table illustrates Valley's interest rate gap position as of December 31, 1995 on a 90 day, between 90 and 365 days and after 365 day basis.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                            NON-INTEREST
                                                                               RATE
                                                 REPRICING                  SENSITIVE
                                                   AFTER        TOTAL           OR
                                   REPRICING      90 BUT      REPRICING     REPRICING
                                     WITHIN       WITHIN        WITHIN        AFTER
                                    90 DAYS      365 DAYS      365 DAYS      365 DAYS       TOTAL
                                   ----------    ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Earning assets
  Federal funds sold.............  $  108,500    $      --    $  108,500    $       --    $  108,500
  Investments held to maturity...       5,256       90,908        96,164       170,190       266,354
  Investments available for
     sale........................   1,146,285           --     1,146,285            --     1,146,285
  Loans..........................   1,139,821       93,379     1,233,200     1,559,975     2,793,175
                                   ----------     --------    ----------    ----------    ----------
     Total earning assets........  $2,399,862    $ 184,287    $2,584,149    $1,730,165    $4,314,314
                                   ----------     --------    ----------    ----------    ----------
     Percentage of total earning
       assets....................        55.6%         4.3%         59.9%         40.1%        100.0%
                                   ----------     --------    ----------    ----------    ----------
Sources of funds
  Non-interest bearing
     deposits....................  $  325,337    $      --    $  325,337    $  216,892    $  542,229
  Savings deposits...............     611,145           --       611,145     1,088,726     1,699,871
  Time deposits..................     675,961      590,554     1,266,515       575,258     1,841,773
  Federal funds purchased and
     securities sold under
     repurchase agreements.......      26,921           --        26,921            --        26,921
  Other short term borrowings....      10,524           --        10,524            --        10,524
  Other borrowings...............          --       14,002        14,002        14,677        28,679
  Non-interest bearing sources...          --           --            --       164,317       164,317
                                   ----------     --------    ----------    ----------    ----------
     Total sources of funds......  $1,649,888    $ 604,556    $2,254,444    $2,059,870    $4,314,314
                                   ----------     --------    ----------    ----------    ----------
     Percentage of total sources
       of funds..................        38.2%        14.0%         52.2%         47.8%        100.0%
                                   ----------     --------    ----------    ----------    ----------
Interest sensitivity gap.........  $  749,974    $(420,269)   $  329,705    $ (329,705)   $       --
                                   ----------     --------    ----------    ----------    ----------
Cumulative interest sensitivity
  gap............................  $  749,974    $ 329,705    $  329,705    $       --    $       --
                                   ----------     --------    ----------    ----------    ----------
Ratio of earning assets to
  sources of funds...............      1.46:1        .30:1        1.15:1         .84:1           1:1
                                   ----------     --------    ----------    ----------    ----------
Cumulative ratio of earning
  assets to sources of funds.....      1.46:1       1.15:1        1.15:1           1:1           1:1
                                   ----------     --------    ----------    ----------    ----------

     Managing net interest margin continues to be one of the most important factors in maximizing earnings. Through its Asset/Liability Policy, Valley strives to maintain a consistent net interest rate differential by managing the sensitivity and repricing of its assets and liabilities to interest rate fluctuations.

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

     At December 31, 1995, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $750.0 million or a ratio of 1.46:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $420.3 million or a ratio of .30:1 and resulted in a negative gap. The total positive gap repricing within 365 days as of December 31, 1995 is $329.7 million or 1.15:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

     The above gap results take into account repricing and maturities of assets and liabilities, but fail to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to this computer model, an interest rate increase of 300 basis points and a decrease of 100 basis points resulted in an impact on future net interest income which is consistent with target levels contained in Valley's Asset/Liability Policy. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

LIQUIDITY

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At December 31, 1995, liquid assets amounted to $1.5 billion, as compared to $950.0 million at December 31, 1994. This represents 34.1% and 22.9% of earning assets, and 32.1% and 21.5% of total assets at December 31, 1995 and year-end 1994, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.05 billion and $3.14 billion at December 31, 1995 and year-end 1994, respectively, representing 70.6% and 76.3% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $105.3 million, and proceeds of $265.8 million were generated from investment maturities. Purchases of investment securities were $200.0 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $465.8 million and $377.7 million, on average, for the year ending December 31, 1995 and 1994, respectively.

     Lakeland had advances outstanding with the Federal Home Loan Bank of New York ("FHLB") which were assigned to VNB as part of the merger. During early 1996, VNB was approved as a member of the FHLB. VNB intends to utilize borrowings from the FHLB as a source of funds for its asset growth and asset/liability management. These advances are collateralized by pledges of FHLB stock and a blanket assignment of qualifying mortgage loans. As of December 31, 1995, Valley had outstanding advances of $28.5 million.

     The following table lists, by maturity, all certificates of deposit of $100,000 and over at December 31, 1995. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                                         (IN THOUSANDS)
        Less than three months.......................................       $353,975
        Three to six months..........................................         67,000
        Six to twelve months.........................................         30,082
        More than twelve months......................................         49,882
                                                                            --------
                                                                            $500,939
                                                                            ========

     Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

INVESTMENT SECURITIES

       MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY AT
                               DECEMBER 31, 1995

                         US TREASURY
                       SECURITIES AND
                      OTHER GOVERNMENT       OBLIGATIONS OF
                                               STATES AND
                        AND AGENCIES            POLITICAL           MORTGAGE-BACKED          OTHER DEBT
                      AND CORPORATIONS        SUBDIVISIONS            SECURITIES             SECURITIES             TOTAL(4)
                      -----------------     -----------------     -------------------     -----------------     -----------------
                      AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED     YIELD     AMORTIZED   YIELD     AMORTIZED   YIELD
                       COST(1)     (2)       COST(1)    (2)(3)     COST(1)       (2)       COST(1)     (2)       COST(1)     (2)
                      ---------   -----     ---------   -----     ---------     -----     ---------   -----     ---------   -----
                                                                    (IN THOUSANDS)
0-1 years...........   $    --      -- %    $ 39,717    5.03 %    $ 26,981      5.35 %      $  10     5.50 %    $ 66,708    5.16 %
1-5 years...........       115    8.63        60,636    6.96        94,148      7.38          444     6.93       155,343    7.22
5-10 years..........        --      --         5,368    8.76        21,592      7.73           25     5.50        26,985    7.93
Over 10 years.......     6,627    8.54         1,027    8.90         1,921      6.87           --       --         9,575    8.24
                        ------    ----      --------    ----      --------      ----         ----     ----        ------    ----
    Total
      securities....   $ 6,742    8.54 %    $106,748    6.35 %    $144,642      7.05 %      $ 479     6.83 %    $258,611    6.80 %
                        ======    ====      ========    ====      ========      ====         ====     ====        ======    ====

      MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE AT
                               DECEMBER 31, 1995

                                    US TREASURY
                                  SECURITIES AND
                                 OTHER GOVERNMENT       OBLIGATIONS OF
                                                          STATES AND
                                     AGENCIES              POLITICAL          MORTGAGE-BACKED
                                 AND CORPORATIONS        SUBDIVISIONS           SECURITIES              TOTAL(4)
                                 -----------------     -----------------     -----------------     ------------------
                                 AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED   YIELD     AMORTIZED    YIELD
                                  COST(1)     (2)       COST(1)    (2)(3)     COST(1)     (2)       COST(1)      (2)
                                 ---------   -----     ---------   -----     ---------   -----     ----------   -----
                                                                    (IN THOUSANDS)
0-1 years......................  $ 68,267    4.93 %    $ 33,895     6.24%    $ 11,978    6.88 %    $  114,140   5.52 %
1-5 years......................   107,723    5.38       141,597     6.58      305,442    6.68         554,762   6.40
5-10 years.....................        --      --        22,207     7.29      433,036    6.45         455,243   6.49
Over 10 years..................        --      --         3,951    11.19        4,891    6.40           8,842   8.54
                                 --------    ----      --------     ----     --------    ----       ---------   ----
    Total securities...........  $175,990    5.21 %    $201,650     6.69%    $755,347    6.55 %    $1,132,987   6.37 %
                                 ========    ====      ========     ====     ========    =====      =========   ====

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

     As of December 31, 1995 Valley has $1.1 billion of securities available for sale compared with $696.4 million at December 31, 1994. Those securities are recorded at their fair value on an aggregate basis. If the aggregate fair value of these securities should decline below cost, then the value would be written down to market. As of December 31, 1995 the investment securities available for sale had an unrealized gain of $3.7 million, net of deferred taxes, compared to an unrealized loss of $17.8 million, net of deferred taxes, at December 31, 1994. This change was primarily due to an increase in prices, resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

     Pursuant to the provisions and implementation guidance contained within the special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", on December 29, 1995 Valley reassessed the classification of all securities within its portfolio and transferred $516.9 million from its held to maturity investment portfolio to its available for sale portfolio. These securities had a market value of $521.9 million which resulted in Valley recording an unrealized gain on securities available for sale, net of tax, within shareholders' equity of $3.0 million.

LOAN PORTFOLIO

     The following table reflects the composition of the loan portfolio for the five years ended December 31, 1995.

                                 LOAN PORTFOLIO

                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Commercial...........................  $  351,885   $  298,337   $  240,412   $  238,860   $  260,402
Construction.........................      73,664       70,192       81,584       74,735       92,042
Commercial mortgage..................     619,326      571,596      472,073      381,588      352,901
Residential mortgage.................   1,017,453    1,004,203      880,553      741,688      598,297
Installment..........................     731,772      650,329      599,729      500,890      459,904
                                         --------     --------     --------     --------
                                        2,794,100    2,594,657    2,274,351    1,937,761    1,763,546
Less: unearned income................        (925)      (1,901)      (2,360)      (1,783)      (2,060)
                                        ---------    ---------    ---------    ---------    ---------
  Total loans........................  $2,793,175   $2,592,756   $2,271,991   $1,935,978   $1,761,486
                                        =========    =========    =========    =========    =========

     The composition of Valley's loan portfolio continues to change due to the local economy and loan demand. Commercial lending increased by the largest percentage during both 1995 and 1994, and installment loans and commercial mortgage loans have continued their steady increase. Residential loans increased steadily throughout 1994, but slowed considerably as interest rates began to rise in 1994. The increase in installment loans is reflective of Valley's increased market penetration in automobile lending. There is no guarantee that the level of lending will continue at this brisk pace during 1996.

     Residential mortgage loans represent 36.4% of the loan portfolio. Installment loans, including predominantly automobile and credit card loans, totalled $731.8 million at December 31, 1995, increasing by $81.4 million over 1994 or 12.5% and representing 26.2% of the loan portfolio. Commercial mortgages increased 8.4% or $47.7 million from December 1994 to December 1995, and commercial loans increased 17.9% or $53.5 million from December 1994 to December 1995.

     Valley has continued to offer various types of fixed rate residential mortgage loans and is also offering a large array of adjustable rate loans. During 1993 Valley periodically sold some of its 15 year fixed rate loans into the secondary market, allowing Valley to keep its portfolio mixed between fixed rate and variable rate loans, as well as maintaining a shorter maturity of its portfolio. Beginning in 1994 and continuing into 1995

Valley decided to keep its residential mortgage loans being originated so that the portfolio could grow as demand by Valley for loans increased.

     Installment loans outstanding at year end include automobile loans referred to VNB by a major insurance company, which are subject to Valley's underwriting criteria. Approximately 52% of the automobile loan portfolio and 12% of the total loan portfolio outstanding at December 31, 1995 represent loans originated by VNB through this referral program. Over the last several years the amount of loans referred through this program has grown. VNB intends to extend this program, as all approvals were received in late 1995 to establish a finance company in Toronto, Canada. The new finance company will make consumer loans, primarily auto loans, in several provinces in Canada. VNB anticipates that the Canadian finance company will become operational in the first quarter of 1996.

     VNB is a credit card issuer and has initiated several successful affinity programs during 1994 and 1995, primarily with local municipalities in New Jersey. In late 1995, VNB signed a letter of intent with a proposed partner for a substantial co-branding credit card program. VNB anticipates this program, if it occurs, could add a significant number of credit card accounts to VNB within two years. The program is subject to the execution of a definitive agreement and if the parties reach a definitive agreement, VNB anticipates this program will begin in the second quarter of 1996. Management can offer no assurance that VNB and its proposed partner will enter into a definitive agreement.

     Much of Valley's lending is in Northern New Jersey. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector. There were no loan concentrations at December 31, 1995 other than those disclosed above.

     The following table reflects the maturity distribution of the commercial and construction loan portfolio as of December 31, 1995:

                                                                    OVER 1
                                                          1 YR.      TO 5       OVER
                                                         OR LESS     YRS.      5 YRS.     TOTAL
                                                         -------   --------   --------   --------
                                                                      (IN THOUSANDS)
Commercial -- fixed rate...............................  $10,302   $ 49,762   $ 34,497   $ 94,561
Commercial -- adjustable rate..........................   11,277     34,552    211,495    257,324
Real estate construction -- fixed rate.................    1,464        174      1,102      2,740
Real estate construction -- adjustable rate............   24,699     41,746      4,479     70,924
                                                          ------    -------    -------    -------
                                                         $47,742   $126,234   $251,573   $425,549
                                                          ======    =======    =======    =======

     Prior to maturity of each loan, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

     As part of the acquisition of Rock Bank during 1994, VNB became a preferred Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. Approximately 70% of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to expand this area of lending as it provides a solid source of fee income and loans with floating interest rates tied to the prime lending rate.

     During 1995, VNB originated approximately $13.8 million of SBA loans and sold $4.5 million. At December 31, 1995, $28.7 million of SBA loans were held in VNB's portfolio and VNB serviced approximately $38.7 million of SBA loans at December 31, 1995.

     It is not known if the trend of increased lending will continue. VNB continues to take advantage of loan demand in those sectors of the economy where it is most prevalent.

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

     Non-performing assets continued to decrease, and totalled $18.8 million at December 31, 1995 compared with $30.3 million at December 31, 1994, a decrease of $11.5 million, or 37.8%. Non-performing assets at December 31, 1995 and 1994, respectively, amounted to 0.67% and 1.16% of loans and other real estate owned.

     The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY

                                            1995        1994        1993        1992        1991
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
Loans past due in excess of 90 days and
  still accruing.........................  $ 8,117     $ 8,695     $ 8,718     $11,192     $13,956
                                           -------     -------     -------     -------     -------
Non-performing loans.....................  $11,795     $22,622     $27,542     $34,667     $40,210
Other real estate owned..................    7,015       7,638       6,628       7,020       6,828
                                           -------     -------     -------     -------     -------
     Total non-performing assets.........  $18,810     $30,260     $34,170     $41,687     $47,038
                                           =======     =======     =======     =======     =======
Troubled debt restructured loans.........  $ 5,209     $    --     $    --     $ 5,900     $    --
                                           -------     -------     -------     -------     -------
Non-performing loans as a % of loans.....     0.42%       0.87%       1.21%       1.79%       2.28%
                                           -------     -------     -------     -------     -------
Non-performing assets as a % of loans
  plus other real estate owned...........     0.67%       1.16%       1.50%       2.15%       2.66%
                                           -------     -------     -------     -------     -------
Allowance as a % of loans................     1.42%       1.62%       1.82%       1.80%       1.47%
                                           -------     -------     -------     -------     -------
Allowance as a % of non-performing
  assets.................................   210.90%     138.88%     121.00%      83.60%      55.07%
                                           -------     -------     -------     -------     -------

     During 1995, lost interest on non-accrual loans amounted to $806 thousand, compared with $1.7 million in 1994.

ASSET QUALITY AND RISK ELEMENTS

     Lending is one of the most important functions performed by Valley, and by its very nature, lending is also the most complicated, risky and profitable part of Valley's business. A separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit within the loan portfolio so as to minimize the impact of a downturn in any one economic sector. Valley's portfolio, in total, is diversified as to type of borrower and loan. Most of Valley's portfolio is in northern New Jersey, presenting a geographical and credit risk if there were a significant downturn of the economy within New Jersey.

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

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                        YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1995          1994          1993          1992          1991
                                   ----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Average loans outstanding.......   $2,721,443    $2,433,167    $2,110,804    $1,832,367    $1,773,870
                                   ----------    ----------    ----------    ----------    ----------
Beginning balance -- Allowance
  for loan losses...............   $   42,024    $   41,344    $   34,852    $   25,904    $   18,718
                                   ----------    ----------    ----------    ----------    ----------
Balance from acquisition........           --            --         4,466            --            --
                                   ----------    ----------    ----------    ----------    ----------
Loans charged-off:
  Commercial....................        1,212         1,805         2,899         5,797         3,001
  Construction..................        2,498           835           441           813           300
  Mortgage-Commercial...........          646         1,359         1,136            --            --
  Mortgage-Residential..........          499            76           366           802           307
  Installment...................        2,787         2,645         2,510         3,696         4,239
                                   ----------    ----------    ----------    ----------    ----------
                                        7,642         6,720         7,352        11,108         7,847
                                   ----------    ----------    ----------    ----------    ----------
Charge-off loans recovered:
  Commercial....................        1,321           595           454           267           511
  Construction..................           --           603            --            --            --
  Mortgage-Commercial...........           83            61            --            --            --
  Mortgage-Residential..........           23            12            83            --             2
  Installment...................        1,192           932           875           934           969
                                   ----------    ----------    ----------    ----------    ----------
                                        2,619         2,203         1,412         1,201         1,482
                                   ----------    ----------    ----------    ----------    ----------
Net charge-offs.................        5,023         4,517         5,940         9,907         6,365
Provision charged to
  operations....................        2,669         5,197         7,966        18,855        13,551
                                   ----------    ----------    ----------    ----------    ----------
Ending Balance -- Allowance for
  loan losses...................   $   39,670    $   42,024    $   41,344    $   34,852    $   25,904
                                   ----------    ----------    ----------    ----------    ----------
Ratio of net charge offs during
  the period to average loans
  outstanding during the
  period........................          .18%          .19%          .28%          .54%          .36%

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

     During the year, continued emphasis was placed on the current economic climate and the condition of the real estate market in the Northern New Jersey area. Management addressed these current economic conditions and applied that information to changes in the composition of the loan portfolio. The decline in non-performing assets, coupled with the continued recovery of the economy, among other things, was responsible for the decision to decrease the provision from $5.2 million in 1994 to $2.7 million in 1995.

     The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                                        YEARS ENDED DECEMBER 31,
        -------------------------------------------------------------------------------------------------------------------------
                1995                     1994                     1993                     1992                     1991
        ---------------------    ---------------------    ---------------------    ---------------------    ---------------------
                     PERCENT                  PERCENT                  PERCENT                  PERCENT                  PERCENT
                     OF LOAN                  OF LOAN                  OF LOAN                  OF LOAN                  OF LOAN
                     CATEGORY                 CATEGORY                 CATEGORY                 CATEGORY                 CATEGORY
        ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL    ALLOWANCE    TO TOTAL
        ALLOCATION    LOANS      ALLOCATION    LOANS      ALLOCATION    LOANS      ALLOCATION    LOANS      ALLOCATION    LOANS
        ----------   --------    ----------   --------    ----------   --------    ----------   --------    ----------   --------
                                                             (IN THOUSANDS)
Loan
category:
  Commercial...  $ 12,593    12.6%  $ 10,717     11.5%     $ 11,257       10.6%     $  9,167       12.3%     $ 10,254       14.8%
  Real
  estate...         8,664    61.2     10,667     63.4         9,490       63.0         9,067       61.8         7,168       59.1
  Consumer...       7,084    26.2      7,441     25.1         7,604       26.4         5,378       25.9         4,203       26.1
  Unallocated...   11,329     N/A     13,199      N/A        12,993        N/A        11,240        N/A         4,279        N/A
                  -------   -----    -------     -----      -------      -----       -------      -----       -------      -----
                 $ 39,670   100.0%  $ 42,024    100.0%     $ 41,344      100.0%     $ 34,852      100.0%     $ 25,904      100.0%
                  =======   =====    =======    =====       =======      =====       =======      =====       =======      =====

     At December 31, 1995 the allowance for loan losses amounted to $39.7 million or 1.42% of loans, net of unearned income, as compared to $42.0 million or 1.62% at year-end 1994.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $5.0 million for the year ended December 31, 1995 compared with $4.5 million for the year ended December 31, 1994. Charge-offs from the Lakeland merger added approximately $2.7 million to total net charge-offs during 1995. The ratio of net charge-offs to average loans amounted to 0.18% for 1995 compared with 0.19% for 1994.

     Although substantially all risk elements at December 31, 1995 have been disclosed in the categories presented above, Management believes that the current economic conditions may affect the ability of certain borrowers to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $5.5 million in potential problem loans at December 31, 1995 which have not been classified as non-accrual, past due or restructured. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a nonperforming loan. Approximately $1.3 million has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1994, Valley had identified approximately $8.0 million of problem loans.

     In May of 1993, FASB issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" which applies to financial statements for fiscal years beginning after December 15, 1994. These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. There was no material impact on the financial position or results of operations as a result of Valley adopting these statements during 1995.

CAPITAL ADEQUACY

     A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At December 31, 1995, shareholders' equity totalled $400.2 million or 8.7% of total assets, compared with $350.6 million or 7.9% at year-end 1994. Valley has achieved steady internal capital generation throughout the past five years.

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

     The following table details Valley's capital components and ratios as of December 31, 1995, 1994 and 1993.

                                CAPITAL ANALYSIS

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                      (IN THOUSANDS)
Total shareholders' equity
  (excluding fair value adjustment)(1).................  $  396,504     $  368,458     $  333,240
Less: Disallowed intangible assets.....................       4,386          4,459          5,806
                                                         ----------     ----------     ----------
Tier 1 capital.........................................     392,118        363,999        327,434
Allowance for loan losses(2)...........................      35,310         32,592         28,126
                                                         ----------     ----------     ----------
Total risk-based capital...............................  $  427,428     $  396,591     $  355,560
                                                         ==========     ==========     ==========
Risk-adjusted assets...................................  $2,823,703     $2,607,355     $2,250,072
                                                         ----------     ----------     ----------
Adjusted average assets................................  $4,663,308     $4,421,239     $4,250,438
                                                         ----------     ----------     ----------

---------------
(1) During 1994, the regulatory agencies determined that the FASB 115 fair value adjustment does not enter into the calculation of capital ratios.

(2) Limited to 1.25% of risk-adjusted assets, with the excess deducted from risk-adjusted assets.

                                 CAPITAL RATIOS

                                                             "WELL
                                                          CAPITALIZED"
                                                          REQUIREMENTS     1995     1994     1993
                                                          ------------     ----     ----     ----
Tier 1 capital/risk-adjusted assets.....................      6.0%         13.9%    14.0%    14.6%
Total risk-based capital/risk-adjusted assets...........     10.0%         15.1%    15.2%    15.8%
Tier 1 capital/quarterly average assets less disallowed
  intangibles (leverage ratio)..........................      5.0%          8.4%     8.2%     7.7%
Shareholders equity/total assets........................       --           8.7%     7.9%     7.8%

     Valley's capital position at December 31, 1995 under risk-based capital guidelines was $392.1 million, or 13.9% of risk-weighted assets, for Tier 1 capital and $427.4 million, or 15.1% for Total risked-based capital. The comparable ratios at December 31, 1994 were 14.0.% for Tier 1 capital and 15.2.% for Total risk-based capital. Valley's ratios at December 31, 1995 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At December 31, 1995 and 1994, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.4% and 8.2%, respectively.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 43.5% at December 31, 1995, compared to 50.7% at December 31, 1994. Cash dividends declared amounted to $.99 per share, equivalent to a dividend payout ratio of 56.5%, up from the 49.3% for the year 1994. The current quarterly dividend rate of $.25 per share provides for an annual rate of $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

RESULTS OF OPERATIONS -- 1994 COMPARED TO 1993

     Valley reported net income for 1994 of $64.6 million, or $1.83 per share, compared to the $65.0 million, or $1.87 per share earned in 1993 (the per share amounts have been restated to give effect to a 5% stock dividend in 1995, a 10% stock dividend in 1994 and a five for four stock split in 1993).

     Net interest income on a tax equivalent basis rose $9.5 million, or 5.4% to $183.9 million in 1994. The increase in 1994 was due primarily to the movement of funds from taxable investments to higher yielding interest earning loans. Average loan balances increased $322.4 million, earning an average rate of 8.07%, while taxable investments which earned an average of 6.20%, decreased $173.6 million. The net interest margin remained unchanged for 1994 at 4.48% compared to 4.49% for 1993.

     The provision for loan losses totaled $5.2 million in 1994 compared with $8.0 million in 1993. The decline in nonperforming assets coupled with the continued recovery of the economy among other things was responsible for the decrease.

     Non-interest income in 1994 amounted to $24.0 million, a decrease of $4.0 million, or 14.4% compared with 1993. Excluding securities gains of $6.0 million in 1994 and $7.5 million in 1993, total non-interest income totaled $18.0 in 1994 compared with $20.5 in 1993. The decrease in non-interest income resulted primarily from a decrease in gains on the sale of loans of $3.0 million and a decline in mortgage servicing fees by MSI of $500 thousand. These decreases were partially offset by a $500 thousand increase in service charges on deposit accounts.

     Non-interest expense totalled $90.6 million in 1994, an increase of $4.9 million, or 5.7% compared with 1993. Excluding merger expenses of $4.7 million included in 1994 for the acquisition of Lakeland First Financial Group (see Notes to Consolidated Financial Statements -- Acquisitions, Note 2), total non-interest expense remained unchanged in 1994 compared to 1993. Salaries and employee benefit expense increased $3.8 million or 9.6%. FDIC insurance premiums increased $293 thousand or 3.6% during 1994 and was attributable to the growth of deposits in 1994. Net occupancy expense, and furniture and equipment expense increased $1.3 million, or 10.8%, which is indicative of the growth of operations during 1994. Amortization of intangible assets decreased $2.4 million or 43.1% representing the decrease in amortization of purchased mortgage servicing rights.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements which are not historical facts contained in this Management's Discussion and Analysis are forward looking statements that involve risks and uncertainties including, but not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Valley operates), the impact of competition for Valley's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Valley has no control), and other risks detailed in this Annual Report on Form 10-K and in Valley's other Securities and Exchange Commission filings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995         1994         1993
                                                              --------     --------     --------
                                                                (IN THOUSANDS, EXCEPT FOR PER
                                                                         SHARE DATA)
INTEREST INCOME
Interest and fees on loans (Note 5)........................   $225,346     $195,398     $173,328
Interest and dividends on investment securities
  Taxable..................................................     74,779       79,858       92,579
  Tax-exempt...............................................     13,939       14,677       12,788
  Dividends................................................        691          700          642
Interest on federal funds sold and other short term
  investments..............................................      1,895        1,950        1,356
                                                              --------     --------     --------
          Total interest income............................    316,650      292,583      280,693
                                                              --------     --------     --------
INTEREST EXPENSE
Interest on deposits:
  Savings deposits.........................................     45,975       48,646       49,028
  Time deposits (Note 10)..................................     91,986       63,411       60,662
Interest on federal funds purchased and securities sold
  under repurchase agreements..............................      2,833        3,114        1,560
Interest on other short term borrowings....................        698          227          161
Interest on other borrowings...............................      1,779        2,067        2,610
                                                              --------     --------     --------
          Total interest expense...........................    143,271      117,465      114,021
                                                              --------     --------     --------
NET INTEREST INCOME........................................    173,379      175,118      166,672
Provision for possible loan losses (Note 6)................      2,669        5,197        7,966
                                                              --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN
  LOSSES...................................................    170,710      169,921      158,706
                                                              --------     --------     --------
NON-INTEREST INCOME
Trust income...............................................        950          805          665
Service charges on deposit accounts........................      7,957        7,303        6,805
Gains on securities transactions, net (Note 4).............      1,471        5,974        7,494
Fees from mortgage servicing (Note 7)......................      3,776        3,320        3,812
Gains on sales of loans....................................        846          539        3,505
Other......................................................      5,968        6,026        5,709
                                                              --------     --------     --------
          Total non-interest income........................     20,968       23,967       27,990
                                                              --------     --------     --------
NON-INTEREST EXPENSE
Salary expense (Note 12)...................................     35,030       34,098       31,636
Employee benefit expense (Note 12).........................      8,145        9,266        7,923
FDIC insurance premiums....................................      5,884        8,473        8,180
Net occupancy expense (Notes 8 and 14).....................      8,191        7,757        6,933
Furniture and equipment expense (Note 8)...................      5,661        5,646        5,161
Amortization of intangible assets (Note 7).................      2,812        3,147        5,527
Other......................................................     24,480       22,207       20,311
                                                              --------     --------     --------
          Total non-interest expense.......................     90,203       90,594       85,671
                                                              --------     --------     --------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................................    101,475      103,294      101,025
Income tax expense (Note 13)...............................     38,879       38,723       35,638
                                                              --------     --------     --------
Income before cumulative effect of accounting change.......     62,596       64,571       65,387
Cumulative effect of accounting change.....................         --           --         (402)
                                                              --------     --------     --------
NET INCOME.................................................   $ 62,596     $ 64,571     $ 64,985
                                                              ========     ========     ========
PER SHARE DATA:
  Income before cumulative effect of accounting change.....   $   1.76     $   1.83     $   1.88
  Net income...............................................   $   1.76     $   1.83     $   1.87
Weighted average number of shares outstanding..............   35,615,339   35,302,341   34,736,301

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
ASSETS
Cash and due from banks (Note 14)...................................  $  167,349     $  168,072
Federal funds sold..................................................     108,500             --
Investment securities held to maturity, fair value of $270,622 and
  $817,660 in 1995 and 1994, respectively (Note 3)..................     266,354        853,983
Investment securities available for sale (Note 4)...................   1,146,285        696,438
Loans, net of unearned income (Note 5)..............................   2,793,175      2,592,756
  Less: Allowance for possible loan losses (Note 6).................     (39,670)       (42,024)
                                                                      ----------     ----------
          Net loans.................................................   2,753,505      2,550,732
                                                                      ----------     ----------
Premises and equipment (Note 8).....................................      58,053         51,123
Due from customers on acceptances outstanding.......................         838          1,498
Accrued interest receivable.........................................      30,450         29,545
Other assets (Notes 7, 9 and 13)....................................      54,477         67,195
                                                                      ----------     ----------
          Total assets..............................................  $4,585,811     $4,418,586
                                                                      ==========     ==========
LIABILITIES
Deposits (Note 10):
  Non-interest bearing..............................................  $  542,229     $  509,457
  Interest bearing:
     Savings........................................................   1,699,871      1,833,326
     Time...........................................................   1,841,773      1,537,219
                                                                      ----------     ----------
          Total deposits............................................   4,083,873      3,880,002
                                                                      ----------     ----------
Federal funds purchased and securities sold under repurchase
  agreements (Note 3)...............................................      26,921        102,804
Treasury tax and loan account and other short term borrowings (Note
  3)................................................................      10,524         15,549
Other borrowings (Note 11)..........................................      28,679         35,567
Bank acceptances outstanding........................................         838          1,498
Accrued expenses and other liabilities..............................      34,739         32,550
                                                                      ----------     ----------
          Total liabilities.........................................   4,185,574      4,067,970
                                                                      ----------     ----------
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY (Notes 2, 12 and 15)
Common stock, no par value, authorized 39,414,375 shares; issued
  35,889,721 shares in 1995 and 33,848,875 shares in 1994...........      20,025         18,869
Surplus.............................................................     216,377        172,321
Retained earnings...................................................     162,012        179,432
Unrealized gain (loss) on investment securities available for sale,
  net of tax........................................................       3,733        (17,842)
                                                                      ----------     ----------
                                                                         402,147        352,780
Treasury stock, at cost (107,413 shares in 1995 and 121,696 shares
  in 1994)..........................................................      (1,910)        (2,164)
                                                                      ----------     ----------
          Total shareholders' equity................................     400,237        350,616
                                                                      ----------     ----------
          Total liabilities and shareholders' equity................  $4,585,811     $4,418,586
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              UNREALIZED
                                                                                GAIN
                                                                               (LOSS)
                                                                                 ON
                                                                              INVESTMENT
                                                                              SECURITIES                      TOTAL
                                             COMMON               RETAINED    AVAILABLE     TREASURY      SHAREHOLDERS'
                                              STOCK    SURPLUS    EARNINGS    FOR SALE       STOCK           EQUITY
                                             -------   --------   ---------   --------   --------------   -------------
                                                                           (IN THOUSANDS)
BALANCE -- DECEMBER 31, 1992...............  $10,529   $ 76,879   $ 194,351   $     --      $ (1,384)       $ 280,375
Net income.................................      --          --      64,985         --            --           64,985
Cash dividends.............................      --          --     (25,221)        --            --          (25,221)
Warrants exercised.........................     315       1,624          --         --            --            1,939
Effect of stock incentive plan, net........     128         852          --         --            --              980
Stock dividend.............................     162       4,480      (4,642)        --            --               --
Purchase of treasury stock.................      --          --          --         --          (780)            (780)
Shares issued pursuant to merger...........   1,054       9,908          --         --            --           10,962
                                             -------   --------    --------   --------      --------         --------
BALANCE -- DECEMBER 31, 1993...............  12,188      93,743     229,473         --        (2,164)         333,240
Net income.................................      --          --      64,571         --            --           64,571
Cash dividends.............................      --          --     (33,535)        --            --          (33,535)
Warrants exercised.........................     396       2,178          --         --            --            2,574
Effect of stock incentive plan, net........     156       1,452          --         --            --            1,608
Stock dividend.............................   6,129      74,948     (81,077)        --            --               --
Unrealized gain on investment securities
  available for sale as of January 1,
  1994.....................................      --          --          --      4,100            --            4,100
Net change in unrealized gain (loss)on
  investment securities available for
  sale.....................................      --          --          --    (21,942)           --          (21,942)
                                             -------   --------    --------   --------      --------         --------
BALANCE -- DECEMBER 31, 1994...............  18,869     172,321     179,432    (17,842)       (2,164)         350,616
Net income.................................      --          --      62,596         --            --           62,596
Cash dividends.............................      --          --     (35,324)        --            --          (35,324)
Warrants exercised.........................      33         771      (5,506)        --        11,944            7,242
Effect of stock incentive plan, net              30         327      (1,149)        --         1,980            1,188
Stock dividend.............................     949      37,802     (38,831)        --            --              (80)
Purchase of treasury stock.................      --          --          --         --       (13,670)         (13,670)
Acquisition of American Union..............     154       5,345      (1,076)        --            --            4,423
Tax benefit from exercise of stock
  options..................................      --         508          --         --            --              508
Adjustment for the pooling of a company
  with a different fiscal year end.........     (10 )      (697)      1,870         --            --            1,163
Net change in unrealized gain (loss) on
  investment securities available for
  sale.....................................      --          --          --     21,575            --           21,575
                                             -------   --------    --------   --------      --------         --------
BALANCE -- DECEMBER 31, 1995...............  $20,025   $216,377   $ 162,012   $  3,733      $ (1,910)       $ 400,237
                                             =======   ========    ========   ========      ========         ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                               1995        1994        1993
                                                                             ---------   ---------   ---------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $  62,596   $  64,571   $  64,985
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of intangible assets....................      8,039       8,699      10,395
     Amortization of compensation costs pursuant to long term stock
      incentive plan.......................................................        322         254         232
     Provision for possible loan losses....................................      2,669       5,197       7,966
     Net amortization of premiums and discounts............................      5,095       6,907       9,193
     Net deferred income tax expense (benefit).............................      1,549        (492)     (2,370)
     Net gains on securities transactions..................................     (1,471)     (5,974)     (7,494)
     Gain on sale of loans.................................................       (846)       (539)     (3,505)
     Proceeds from recoveries on previously charged-off loans..............      2,619       2,203       1,412
     Net (increase) decrease in accrued interest receivables and other
      assets...............................................................     (3,789)     (3,964)      8,665
     Net increase (decrease) in accrued expenses and other liabilities.....        991       6,814      (7,681)
     Net increase in shareholders' equity due to acquisition of American
      Union Bank...........................................................      4,423          --          --
     Adjustment for the pooling of a company with a different fiscal year
      end..................................................................      1,163          --          --
                                                                             ---------   ---------   ---------
     Net cash provided by operating activities.............................     83,360      83,676      81,798
                                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received pursuant to acquisitions...................................         --          --       7,566
  Purchases of mortgage servicing rights...................................     (3,902)     (1,390)       (249)
  Proceeds from sales of investment securities available for sale..........    105,336     190,472     336,745
  Proceeds from maturing investment securities available for sale..........    119,475      86,170      25,082
  Purchases of investment securities available for sale....................   (115,348)   (267,581)   (277,510)
  Purchases of investment securities held to maturity......................    (84,675)   (169,676)   (454,017)
  Proceeds from maturing investment securities held to maturity............    146,284     286,188     442,481
  Net (increase) decrease in federal funds sold and other short term
     investments...........................................................   (108,500)     95,182      (6,413)
  Net increase in loans made to customers..................................   (207,215)   (324,794)   (199,176)
  Purchases of premises and equipment, net of sales........................    (12,353)     (6,588)     (9,014)
  Net (increase) decrease in acceptances...................................        660        (306)       (369)
                                                                             ---------   ---------   ---------
  Net cash used in investing activities....................................   (160,238)   (112,323)   (134,874)
                                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.................................................    203,871     107,746      32,433
  Net increase (decrease) in federal funds purchased and other short term
     borrowings............................................................    (80,908)     41,812      23,016
  Advances of other borrowings.............................................         --          --      17,000
  Repayments of other borrowings...........................................     (6,888)     (9,344)    (14,101)
  Net (decrease) increase in acceptances...................................       (660)        306         369
  Dividends paid to common shareholders....................................    (33,618)    (31,695)    (24,614)
  Addition of common shares to treasury....................................    (13,670)         --        (780)
  Common stock issued, net of cancellations................................      8,028       3,925       2,688
                                                                             ---------   ---------   ---------
  Net cash provided by financing activities................................     76,155     112,750      36,011
                                                                             ---------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents.....................       (723)     84,103     (17,065)
  Cash and cash equivalents at beginning of year...........................    168,072      83,969     101,034
                                                                             ---------   ---------   ---------
  Cash and cash equivalents at end of year.................................  $ 167,349   $ 168,072   $  83,969
                                                                             =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest on deposits and other borrowings.............................  $ 139,178   $ 116,123   $ 116,824
     Federal and state income taxes........................................     38,021      37,291      38,972
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition......................................  $      --   $      --   $  10,962
  Assets acquired in acquisition, net of cash received.....................         --          --     215,683
  Transfer of investment securities held to maturity to investment
     securities available for sale.........................................    516,854      23,577     176,321
  Transfer of loans to loans held for sale.................................         --          --      23,190

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

  Basis of Presentation

     The consolidated financial statements of Valley National Bancorp and its wholly-owned subsidiary ("Valley") include the accounts of its principal commercial bank subsidiary, Valley National Bank ("VNB") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The financial statements of prior years have been restated to include Lakeland First Financial Group ("LFG"), which was acquired on June 30, 1995 in a transaction accounted for as a pooling of interest. Certain reclassifications have been made in the consolidated financial statements for 1994 and 1993 to conform to the classifications presented for 1995.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of other real estate owned. In connection with the determination of these allowances, management generally obtains independent appraisals.

  Statement of Cash Flows

     The Consolidated Statements of Cash Flows are presented using the indirect method. Cash and cash equivalents are defined as cash and due from banks.

  Investment Securities

     Valley adopted prospectively on January 1, 1994 Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investment in Debt and Equity Securities". Under the provisions of SFAS 115, investments will be classified into three categories: held to maturity, available for sale and trading.

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

     Transfers of securities between investment categories are at fair value as of the transfer date with the accounting treatment of unrealized gains and losses determined by the category into which the security is transferred.

     Realized gains or losses on the sale of investment securities are recognized by the specific identification method and shown as a separate component of non-interest income.

  Loans and Loan Fees

     Loans are stated net of unearned income. Unearned income on discounted loans is recognized based upon methods which approximate a level yield. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated lives of the loans approximating the effective interest method.

     On January 1, 1995, Valley adopted Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," ("SFAS 118"). Valley has chosen to maintain its existing income recognition policies with respect to non-accrual loans.

     Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management's judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is sufficiently collateralized and in the process of collection. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection and all past due amounts have been collected.

     On January 1, 1995, Valley adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon the present value of expected future cash flows discounted at the loans effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Valley has defined the population of impaired loans to be all non-accrual loans, consisting primarily of commercial real estate loans. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

     Valley originates loans guaranteed by the Small Business Administration("SBA"). The principal amount of these loans is guaranteed up to 70% by the SBA. Valley may sell the guaranteed portions of these loans and retain the unguaranteed portions as well as the rights to service the loans. Gains are recorded on loan sales based on premiums paid by the purchasers.

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

     The allowance is maintained at a level necessary to absorb potential loan losses and other credit risk related charge-offs. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current and economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing loans and other past due amounts.

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

  Other Real Estate Owned

     Real estate formally acquired in partial or full satisfaction of loans is classified as other real estate owned. These assets are recorded at the lower of cost or fair value at the time of acquisition, with any excess charged to the allowance for loan losses. Subsequently, other real estate owned is carried at the lower of fair value, less estimated costs to sell, or cost.

     An allowance for other real estate owned has been established to maintain these properties at the lower of cost or fair value less estimated cost to sell. Other real estate owned is shown net of the allowance. The allowance is established through charges to other real estate owned expense.

  Intangible Assets

     Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill, which was recorded prior to 1987, is being amortized on a straight-line basis over 25 years. Core deposit intangibles are amortized on accelerated methods over the estimated lives of the assets. Goodwill and core deposit intangibles are included in other assets.

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

  Earnings Per Share

     Earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. All share and per share amounts have been restated to reflect the five percent stock dividend on May 2, 1995, the ten percent stock dividend on May 3, 1994 and the five for four stock split on April 16, 1993. Shares issuable upon exercise of options and warrants are not included in the calculation of earnings per share since their effect is not material.

  Treasury Stock

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

ACQUISITIONS (NOTE 2)

     On June 30, 1995, Valley acquired by merger the $671 million asset Lakeland First Financial Group, Inc. ("LFG"), based in Succasunna, New Jersey and its sixteen branch subsidiary, Lakeland Savings Bank ("Lakeland"). Each share of LFG common stock outstanding was converted into 1.286 shares of Valley common stock, resulting in the issuance by Valley of 5,136,446 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. Prior to the merger, Lakeland's fiscal year ended on June 30th. In recording the pooling of interests combination, LFG's statement of financial condition as of June 30, 1995 was combined with Valley's statement of financial condition as of December 31, 1994. LFG's statements of income for the years ended June 30, 1995 and 1994, were combined with Valley's statements of income for the years ended December 31, 1994 and 1993, respectively. An adjustment has been made to shareholders' equity to eliminate the effect of including LFG's results of operations for the six months ended June 30, 1995 in both the year ended December 31, 1995 and the year ended December 31, 1994. The consolidated financial statements of Valley include the accounts of LFG for all periods presented. Separate results of the combining companies are as follows:

                                                     SIX MONTHS
                                                       ENDED         YEAR ENDED       YEAR ENDED
                                                      JUNE 30,      DECEMBER 31,     DECEMBER 31,
                                                        1995            1994             1993
                                                     ----------     ------------     ------------
                                                                    (IN THOUSANDS)
    Net interest income after provision for
      possible loan losses:
      Valley.......................................   $ 72,677        $145,561         $137,675
      LFG..........................................     12,560          24,360           21,031
                                                       -------         -------          -------
                                                      $ 85,237        $169,921         $158,706
                                                       =======         =======          =======
    Net income:
      Valley.......................................   $ 27,341        $ 59,044         $ 56,444
      LFG..........................................        605           5,527            8,541
                                                       -------         -------          -------
                                                      $ 27,946        $ 64,571         $ 64,985
                                                       =======         =======          =======

     On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with two branches and approximately $58 million in assets. The transaction resulted in the issuance of 288,734 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. The financial statements for Valley have not been restated as they would not have been materially different from those presented. American's financial statements are included in Valley's consolidated financial statements as of January 1, 1995. Each share of common stock of American was exchanged for
0.50 shares of Valley common stock.

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

     On June 18, 1993, Valley issued approximately 421,000 shares of its common stock at a cost of $10,962,000 in exchange for approximately 661,000 shares of common stock of Peoples Bancorp ("Peoples") of Fairfield, New Jersey, a New Jersey corporation and a registered bank holding company of Peoples Bank, National Association, a banking association. The merger was accounted for under the purchase method of accounting, and as such, the consolidated financial statements include the results of operations and assets and liabilities of Peoples from June 18, 1993 forward. The proforma results of operations for the period January 1 to June 18, 1993, assuming Peoples had been acquired as of January 1, 1993, would not have been significantly different from those presented in the Consolidated Statements of Income.

INVESTMENT SECURITIES HELD TO MATURITY(NOTE 3)

     The amortized cost, fair value and unrealized gains and losses of securities held to maturity at December 31, 1995 and 1994 were as follows:

                                                                       DECEMBER 31, 1995
                                                        -----------------------------------------------
                                                                       GROSS        GROSS
                                                        AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES      VALUE
                                                        ----------   ----------   ----------   --------
                                                                        (IN THOUSANDS)
U.S. Treasury securities and other government agencies
  and corporations....................................   $  6,742      $   44       $  (18)    $  6,768
Obligations of states and political subdivisions......    106,748       1,425         (132)     108,041
Mortgage-backed securities............................    144,642       3,301         (360)     147,583
Other debt securities.................................        479           8           --          487
                                                         --------     -------        -----      -------
     Total debt securities............................    258,611       4,778         (510)     262,879
Equity securities.....................................      6,936          --           --        6,936
Other securities......................................        807          --           --          807
                                                         --------     -------        -----      -------
  Total investment securities held to maturity........   $266,354      $4,778       $ (510)    $270,622
                                                         ========     =======        =====      =======

                                                                       DECEMBER 31, 1994
                                                        -----------------------------------------------
                                                                       GROSS        GROSS
                                                        AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES      VALUE
                                                        ----------   ----------   ----------   --------
                                                                        (IN THOUSANDS)
U.S. Treasury securities and other government agencies
  and corporations....................................   $ 16,288      $   38      $  (1,186)  $ 15,140
Obligations of states and political subdivisions......    328,659       1,270         (7,394)   322,535
Mortgage-backed securities............................    501,120         144        (29,195)   472,069
Other debt securities.................................        779          --             --        779
                                                         --------       -----       --------   --------
     Total debt securities............................    846,846       1,452        (37,775)   810,523
Equity securities.....................................      6,539          --             --      6,539
Other securities......................................        598          --             --        598
                                                         --------       -----       --------   --------
     Total investment securities held to maturity.....   $853,983      $1,452      $ (37,775)  $817,660
                                                         ========       =====       ========   ========

     The contractual maturities of investments in debt securities held to maturity at December 31, 1995 are set forth in the following table:

                                                            AMORTIZED COST     FAIR VALUE
                                                            --------------     -----------
                                                                    (IN THOUSANDS)
        Due in one year...................................     $ 39,727         $  39,806
        Due after one year thru five years................       61,196            62,056
        Due after five years thru ten years...............        5,393             5,691
        Due after ten years...............................        7,653             7,743
                                                               --------          --------
                                                                113,969           115,296
        Mortgage-backed securities........................      144,642           147,583
                                                               --------          --------
             Total debt securities........................      258,611           262,879
        Equity securities.................................        6,936             6,936
        Other securities..................................          807               807
                                                               --------          --------
             Total investment securities held to
               maturity...................................     $266,354         $ 270,622
                                                               ========          ========

     Actual maturities of debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity and other securities do not have contractual maturities.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $123,297,000 and $140,261,000 at December 31, 1995 and 1994, respectively.

INVESTMENT SECURITIES AVAILABLE FOR SALE (NOTE 4)

     The amortized cost, fair value and unrealized gains and losses of securities available for sale at December 31, 1995 and 1994 were as follows:

                                                                 DECEMBER 31, 1995
                                                             --------------------------
                                                               GROSS           GROSS
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                 COST          GAINS          LOSSES           VALUE
                                              ----------     ----------     -----------     -----------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and other
  government agencies and corporations......  $  175,990      $    547       $    (175)     $   176,362
Obligations of states and political
  subdivisions..............................     201,650         2,687            (344)         203,993
Mortgage-backed securities..................     755,347         7,286          (4,499)         758,134
                                              ----------       -------         -------         --------
     Total debt securities..................   1,132,987        10,520          (5,018)       1,138,489
Equity securities...........................       6,624         1,176              (4)           7,796
                                              ----------       -------         -------         --------
     Total investment securities available
       for sale.............................  $1,139,611      $ 11,696       $  (5,022)     $ 1,146,285
                                              ==========       =======         =======         ========

                                                                 DECEMBER 31, 1994
                                                             --------------------------
                                                               GROSS           GROSS
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                 COST          GAINS          LOSSES           VALUE
                                              ----------     ----------     -----------     -----------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and other
  government agencies and corporations......  $  194,889      $     --       $  (9,868)     $   185,021
Mortgage-backed securities..................     526,974           861         (21,898)         505,937
                                              ----------       -------         -------       ----------
     Total debt securities..................     721,863           861         (31,766)         690,958
Equity securities...........................       4,792           768             (80)           5,480
                                              ----------       -------         -------       ----------
     Total investment securities available
       for sale.............................  $  726,655      $  1,629       $ (31,846)     $   696,438
                                              ==========       =======         =======       ==========

     The contractual maturities of investments in debt securities available for sale at December 31, 1995 are set forth in the following table:

                                                            AMORTIZED COST     FAIR VALUE
                                                            --------------     -----------
                                                                    (IN THOUSANDS)
        Due in one year...................................    $  102,162       $   102,305
        Due after one year thru five years................       249,318           251,057
        Due after five years thru ten years...............        22,207            22,599
        Due after ten years...............................         3,953             4,394
                                                                --------          --------
                                                                 377,640           380,355
        Mortgage-backed securities........................       755,347           758,134
                                                                --------          --------
             Total debt securities........................     1,132,987         1,138,489
        Equity securities.................................         6,624             7,796
                                                                --------          --------
             Total investment securities available for
               sale.......................................    $1,139,611       $ 1,146,285
                                                                ========          ========

     Actual maturities on debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

     Gross gains(losses) realized on sales, maturities and other securities transactions for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                            1995       1994       1993
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Sales transactions:
          Gross gains....................................  $1,674     $6,081     $7,764
          Gross losses...................................    (209)      (185)      (297)
                                                           ------     ------     ------
                                                            1,465      5,896      7,467
                                                           ------     ------     ------
        Maturities and other securities transactions:
          Gross gains....................................       6         78         27
          Gross losses...................................      --         --         --
                                                           ------     ------     ------
                                                                6         78         27
                                                           ------     ------     ------
          Net gains on securities transactions...........  $1,471     $5,974     $7,494
                                                           ======     ======     ======

     Cash proceeds from sales transactions approximated $105,336,000, $190,472,000 and $336,745,000 for the years ended 1995, 1994 and 1993, respectively.

LOANS (NOTE 5)

     The detail of the loan portfolio as of December 31, 1995 and 1994 was as follows:

                                                                 1995           1994
                                                              ----------     ----------
                                                              (IN THOUSANDS)
        Commercial..........................................  $  351,885     $  298,337
        Construction........................................      73,664         70,192
        Commercial mortgage.................................     619,326        571,596
        Residential mortgage................................   1,017,453      1,004,203
        Installment.........................................     731,772        650,329
                                                              ----------     ----------
                                                               2,794,100      2,594,657
        Less: Unearned income...............................        (925)        (1,901)
                                                              ----------     ----------
        Loans, net of unearned income.......................  $2,793,175     $2,592,756
                                                              ==========     ==========

     VNB grants loans in the ordinary course of business to their directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1995:

                                                                         (IN THOUSANDS)
                                                                         --------------
        Outstanding at beginning of year...............................     $ 29,692
        New loans and advances.........................................       10,211
        Repayments.....................................................      (12,855)
                                                                            --------
        Outstanding at end of year.....................................     $ 27,048
                                                                            ========

     Non-performing assets include non-accrual loans and other real estate owned.

     The outstanding balances of accruing loans which are 90 days or more past due as to principal or interest payments and non-performing assets at December 31, 1995 and 1994 were as follows:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Loans past due in excess of 90 days and still accruing...  $ 8,117     $ 8,695
                                                                   =======     =======
        Non-accrual loans........................................  $11,795     $22,622
        Other real estate owned..................................    7,015       7,638
                                                                   -------     -------
                  Total non-performing assets....................  $18,810     $30,260
                                                                   =======     =======
        Troubled debt restructured loans.........................  $ 5,209     $    --
                                                                   =======     =======

     The amount of interest income that would have been recorded on non-accrual loans in 1995, 1994 and 1993 had payments remained in accordance with the original contractual terms approximated $1,569,000, $2,742,000 and $3,558,000 while the actual amount of interest income recorded on these types of assets in 1995, 1994 and 1993 totalled $763,000, $996,000 and $960,000, resulting in lost interest income of $806,000, $1,746,000 and $2,598,000, respectively.

     At December 31, 1995 there were two loans which were restructured at below market interest rates and accounted for as troubled debt restructured loans amounting to 5,209,000.

     At December 31, 1995, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

     SFAS 114 and SFAS 118 were adopted prospectively on January 1, 1995. The adoption of these statements did not affect the level of the overall allowance or operating results of Valley. Income recognition and charge-off policies were not changed as a result of these statements. At December 31, 1995, the impaired loan portfolio was primarily collateral dependent as defined under SFAS 114 and totaled $24.4 million for which general and specific allocations to the allowance for loan losses of $7.0 million were identified. The average balance of impaired loans during 1995 was approximately $30.2 million. The amount of cash basis interest income that was recognized on impaired loans during 1995 was $2.1 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES (NOTE 6)

     Transactions in the allowance for possible loan losses during 1995, 1994 and 1993 were as follows:

                                                        1995        1994         1993
                                                       -------     -------     --------
                                                                (IN THOUSANDS)
        Balance at beginning of year.................  $42,024     $41,344     $ 34,852
        Balance from acquisition.....................       --          --        4,466
        Provision charged to operating expense.......    2,669       5,197        7,966
                                                       -------     -------      -------
                                                        44,693      46,541       47,284
        Less net loan charge-offs
          Loans charged-off..........................   (7,642)     (6,720)      (7,352)
          Less recoveries on loan charge-offs........    2,619       2,203        1,412
                                                       -------     -------      -------
        Net loan charge-offs.........................   (5,023)     (4,517)      (5,940)
                                                       -------     -------      -------
        Balance at end of year.......................  $39,670     $42,024     $ 41,344
                                                       =======     =======      =======

MORTGAGE SERVICING (NOTE 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI purchases the rights to service these portfolios in the secondary market and is compensated for loan administrative services performed.

     The aggregate principal balances of mortgage loans serviced by MSI approximated $1,690,080,000, $1,204,980,000 and $1,174,939,000 at December 31,
1995, 1994 and 1993, respectively. These amounts included $816,513,000, $536,601,000 and $467,003,000 as of December 31, 1995, 1994 and 1993,
respectively, of loans serviced on behalf of VNB. The outstanding balance of loans serviced for others is not included in the consolidated statement of financial condition.

     The costs associated with acquiring mortgage servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated periods which the related loans are expected to generate income. The remaining unamortized costs at December 31, 1995, 1994 and 1993, amounted to $8,094,000, $5,998,000 and $6,193,000, respectively. Amortization expense for 1995, 1994 and 1993 amounted to $1,806,000, $1,585,000 and
$3,715,000, respectively, and is included in amortization of intangible assets.

PREMISES AND EQUIPMENT (NOTE 8)

     At December 31, 1995 and 1994, premises and equipment consisted of:

                                                                   1995         1994
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Land...................................................  $ 14,144     $ 13,734
        Buildings..............................................    36,130       33,354
        Leasehold improvements.................................     5,717        5,087
        Furniture and equipment................................    39,462       30,561
                                                                 --------      -------
                                                                   95,453       82,736
        Less accumulated depreciation and amortization.........   (37,400)     (31,613)
                                                                 --------      -------
                  Net premises and equipment...................  $ 58,053     $ 51,123
                                                                 ========      =======

     Depreciation and amortization included in non-interest expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $5,695,000, $5,551,000 and $4,890,000, respectively.

OTHER ASSETS (NOTE 9)

     At December 31, 1995 and 1994, other assets consisted of the following:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Mortgage servicing rights................................  $ 8,094     $ 5,998
        Goodwill.................................................    3,420       3,668
        Core deposits............................................    3,146       3,578
        Other real estate owned..................................    7,015       7,638
        Deferred tax asset.......................................   13,292      29,708
        Other....................................................   19,510      16,605
                                                                   -------     -------
                  Total other assets.............................  $54,477     $67,195
                                                                   =======     =======

DEPOSITS (NOTE 10)

     The carrying value of deposits at December 31, 1995 and 1994 were as follows:

                                                                 1995           1994
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
        Non-interest bearing demand deposits................  $  542,229     $  509,457
        Savings accounts....................................   1,699,871      1,833,326
        Certificates of deposit of $100,000 or more.........     500,939        277,476
        Other time deposits.................................   1,340,834      1,259,743
                                                              ----------     ----------
                  Total deposits............................  $4,083,873     $3,880,002
                                                              ==========     ==========

     Interest expense on certificates of deposit of $100,000 or more totaled approximately $20,157,000, $14,881,000 and $5,042,000 in 1995, 1994 and 1993,
respectively.

OTHER BORROWINGS (NOTE 11)

     At December 31, 1995 and 1994, other borrowings consisted of the following:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        FHLB advances............................................  $28,500     $33,000
        Mortgage note............................................      179         183
        Capitalized lease obligation.............................       --       2,384
                                                                   --------    --------
                                                                   $28,679     $35,567
                                                                   ========    ========

     The Federal Home Loan Bank (FHLB) advances have a weighted average interest rate of 5.11% at December 31, 1995 and 5.03% at December 31, 1994. These advances are secured by pledges of FHLB stock and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                                        ($ IN THOUSANDS)
        Within one year...............................................      $ 14,000
        From one to three years.......................................        14,500
                                                                             -------
                                                                            $ 28,500
                                                                             =======

BENEFIT PLANS (NOTE 12)

  Pension Plan

     VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service, primary social security benefits and the employee's highest average compensation as defined. It is VNB's funding policy to contribute annually the maximum amount that can be deducted for federal income tax purposes. In 1995, 1994 and 1993, contributions totaling $502,000, $1,363,000 and $1,160,000 were made. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key employees.

     The following table sets forth the funded status of the plans and amounts recognized in Valley's financial statements at December 31, 1995 and 1994:

                                                                              1995      1994
                                                                             -------   -------
                                                                              (IN THOUSANDS)
Plan assets at fair value, primarily government and corporate bonds, corporate stocks, certificates of deposit and other miscellaneous
  assets...................................................................  $15,074   $12,935
Actuarial present value of benefit obligations:
  Accumulated benefit obligation for service rendered to date, including
     vested benefits of $11,469 in 1995 and $10,042 in 1994................   12,521    10,684
  Additional future benefits based on estimated salary levels..............    3,684     3,608
                                                                             -------   -------
Projected benefit obligations..............................................  $16,205   $14,292
                                                                             -------   -------
Deficiency of plan assets over projected benefit obligations...............  $(1,131)  $(1,357)
Unrecognized net (gain)loss from past experience different from that
  assumed and effects of changes in assumptions............................   (1,688)     (808)
Unrecognized net asset at January 1, being recognized over an average of
  15.6 years...............................................................        7      (253)
Prior service cost not yet recognized in net periodic pension cost.........      681       854
                                                                             -------   -------
Accrued pension cost included in other liabilities.........................  $(2,131)  $(1,564)
                                                                             =======   =======

     Net periodic pension expense for 1995, 1994 and 1993 included the following components:

                                                                    1995        1994      1993
                                                                   -------     ------     -----
                                                                          (IN THOUSANDS)
Service cost-benefits earned during the period...................  $ 1,221     $1,253     $ 983
Interest cost on projected benefit obligations...................    1,048        969       836
Actual return on plan assets.....................................   (2,866)      (804)     (692)
Net amortization and deferral....................................    1,810        (78)     (212)
                                                                     -----      -----     -----
          Total net periodic pension expense.....................  $ 1,213     $1,340     $ 915
                                                                     =====      =====     =====

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.00% and 5.00%, respectively, for 1995 and 8.00% and 6.00% for 1994. The expected long term rate of return on assets was 9.00% for both 1995 and 1994 and the weighted average discount rate used in computing pension cost was 8.00% and 7.50% for 1995 and 1994, respectively.

  Bonus Plan

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1995, 1994 and 1993 were $1,265,000, $1,495,000 and
$1,439,000, respectively.

  Savings Plan

     VNB maintains a contribution matching 401K Savings and Investment Plan. This plan covers eligible employees of VNB and its subsidiaries. The 401K plan allows employees to contribute from 1% to 12% of their salary with VNB matching a certain percentage out of its current years earnings with the distribution of VNB's contributions subject to a vesting schedule. 401K expense for 1995, 1994 and 1993 amounts to $396,000, $586,000 and $663,000, respectively.

  Stock Incentive Plan

     Valley maintains a stock incentive plan pursuant to which 1,847,030 shares of common stock have been authorized for issuance to certain key employees in the form of stock options, stock appreciation rights and restricted stock awards. Shares of Valley's common stock may be purchased under qualified and non-qualified stock options at 100 percent and 80 percent, respectively, of the fair market value of such shares on the date of the grant. The options granted under this plan are, in general, exercisable not earlier than one year after the date of grant, and expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Changes in total options outstanding during 1995, 1994 and 1993 are as follows:

                                  1995                       1994                       1993
                         -----------------------   ------------------------   ------------------------
                                     PER SHARE                  PER SHARE                  PER SHARE
QUALIFIED STOCK OPTIONS  SHARES     PRICE RANGE     SHARES     PRICE RANGE     SHARES     PRICE RANGE
-----------------------  -------   -------------   --------   -------------   --------   -------------
Options outstanding at
  beginning of year....  511,335   $ 4.14-$24.78    680,651   $ 4.14-$22.08    666,944   $ 4.14-$19.74
Options granted........   87,927   $24.00-$24.88     89,959   $23.57-$24.78    157,741   $12.72-$22.08
Options cancelled......  (15,156)  $ 6.92-$24.75    (14,535)  $ 4.14-$22.08     (6,889)  $ 6.92-$19.74
Options exercised......  (84,242)  $ 6.92-$22.07   (244,740)  $ 4.14-$22.08   (137,145)  $ 4.14-$19.74
                         -------   --------------- --------   --------------- --------   ---------------
Options outstanding at
  end of year..........  499,864   $ 4.14-$24.88    511,335   $ 4.14-$24.78    680,651   $ 4.14-$22.08
                         =======   =============== ========   =============== ========   ================

     At December 31, 1995, 1994 and 1993, 217,959, 188,601 and 331,638 options were exercisable under the Plan's vesting schedule.

     There are 15,902 stock appreciation rights outstanding as of December 31, 1995. These were granted in tandem with qualified stock options.

                                              1995                    1994                   1993
                                      ---------------------   --------------------   --------------------
                                                PER SHARE               PER SHARE              PER SHARE
    NON-QUALIFIED STOCK OPTIONS       SHARES   PRICE RANGE    SHARES   PRICE RANGE   SHARES   PRICE RANGE
------------------------------------  ------   ------------   ------   -----------   ------   -----------
Options outstanding at beginning
  of year...........................  11,694   $       9.42   11,694      $9.42      11,694      $9.42
Options granted.....................  19,795          24.88       --         --          --         --
                                      ------    -----------   ------      -----      ------      -----
Options outstanding at end of
  year..............................  31,489   $9.42-$24.88   11,694      $9.42      11,694      $9.42
                                      ======    ===========   ======      =====      ======      =====

     At December 31, 1995, 1994 and 1993, 11,694, 11,694 and 9,355 options were exercisable under the Plan's vesting schedule.

     During 1995, 8,749 stock appreciation rights were granted in tandem with non-qualified stock options.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salaries expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding at December 31, 1995, 1994 and 1993.

                      RESTRICTED STOCK                       1995        1994        1993
    ----------------------------------------------------    -------     -------     -------
    Awards outstanding at beginning of year.............     53,494      52,387      44,389
    Awards granted......................................     30,300      18,534      21,382
    Awards vested.......................................    (15,471)    (17,138)    (12,763)
    Awards forfeited....................................     (1,003)       (289)       (621)
                                                            -------     -------     -------
    Awards outstanding at end of year...................     67,320      53,494      52,387
                                                            =======     =======     =======

     The amount of compensation costs included in salaries expense in 1995, 1994 and 1993 amounted to $322,000, $254,000 and $232,000, respectively.

INCOME TAXES (NOTE 13)

     As discussed in Note 1, Valley adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $402 thousand is determined as of January 1, 1993 and is reported separately in the consolidated statement of income for year ended December 31, 1993.

     Income tax expense(benefit) included in the financial statements consisted of the following:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Income tax from operations:
      Current:
         Federal........................................    $31,230     $32,131     $30,680
         State..........................................      6,100       7,084       7,328
                                                            -------     -------      ------
                                                             37,330      39,215      38,008
      Deferred:
         Federal & State................................      1,549        (492)     (2,370)
                                                            -------     -------      ------
         Total income tax from operations...............    $38,879     $38,723     $35,638
                                                            =======     =======      ======

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax assets:
      Allowance for possible loan losses...........................    $16,205     $16,397
      State privilege year taxes...................................      1,738       1,471
      Non-accrual loan interest....................................        927         637
      Investment securities available for sale.....................         --      12,375
      Other........................................................      1,644       4,239
                                                                       -------     -------
         Total deferred tax assets.................................     20,514      35,119
    Deferred tax liabilities:
      Tax over book depreciation...................................      2,753       1,905
      Purchase accounting adjustments..............................        888       1,176
      Unearned discount on investments.............................        701         646
      Investment securities available for sale.....................      2,492          --
      Other........................................................        388       1,684
                                                                       -------     -------
         Total deferred tax liabilities............................      7,222       5,411
      Net deferred tax assets......................................    $13,292     $29,708
                                                                       =======     =======

     Also included in shareholders' equity are income tax expense and benefits attributable to net unrealized gains and (losses) on investment securities available for sale in the amounts of $2,492,000 and ($12,375,000) for the years ended December 31, 1995 and 1994, respectively.

     A reconciliation between the reported income tax expense from operations and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Tax at statutory federal income tax rate............    $35,516     $36,153     $35,359
    Increases(decreases) resulted from:
      Tax-exempt interest, net of interest incurred to
         carry
         tax-exempts....................................     (4,921)     (5,241)     (4,666)
      State income tax, net of federal tax benefit......      4,187       3,860       4,856
      Provision for recapture of bad debt deduction upon
         merger.........................................      3,115       3,115          --
      Other, net........................................        982         836          89
                                                            -------     -------     -------
      Income tax expense................................    $38,879     $38,723     $35,638
                                                            =======     =======     =======

COMMITMENTS AND CONTINGENCIES (NOTE 14)

  Cash Reserves

     At December 31, 1995, cash reserves maintained in accordance with Federal Reserve regulations amounted to $47,783,000.

  Lease Commitments

     Certain bank facilities are occupied under non-cancelable long term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                                          (IN THOUSANDS)
        1996...........................................................      $  2,706
        1997...........................................................         2,448
        1998...........................................................         2,260
        1999...........................................................         2,115
        2000...........................................................         1,142
        2001-2027......................................................         4,363
                                                                              -------
                  Total lease commitments..............................      $ 15,034
                                                                              =======

     Net occupancy expense for 1995, 1994 and 1993 includes approximately $2,163,000, $2,053,000 and $2,502,000, respectively, of rental expenses for bank facilities.

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

     The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1995 and 1994:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Standby and commercial letters of credit.......................  $ 29,210     $ 26,233
    Commitments under unused lines of credit.......................   427,000      405,910
    Outstanding loan commitments...................................   182,874      159,467
                                                                     --------     --------
              Total financial instruments with off-balance sheet
                risk...............................................  $639,084     $591,610
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

  Litigation

     In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

SHAREHOLDERS' EQUITY (NOTE 15)

  Dividend Restrictions

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 1996 without prior approval of the OCC of up to $59,540,000 plus an amount equal to VNB's net profits for 1996 to the date of such dividend declaration.

  Treasury Stock

     During 1995 the Board of Directors authorized the repurchase of up to one million shares of Valley's common stock. As of December 31, 1995 the company has purchased 563,160 shares, all of which have been reissued under the company's stock option plan and expired warrant program.

  Warrants for Purchase of Common Stock

     Pursuant to the Merger Agreement between Valley and Mayflower Financial Corp. ("Mayflower") during 1990, Valley issued 449,883 warrants valued at approximately $225,000 in exchange for all issued and outstanding common shares of Mayflower. The warrants, which became exercisable on June 30, 1991 and expired on December 31, 1995, provided the warrant holder the right to acquire
2.1656 shares of Valley's common stock at a price of $27.50 per warrant. As of December 31, 1995 approximately 430,000 warrants were exchanged for approximately 931,000 shares of Valley common stock and approximately 20,000 warrants expired without being exercised.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (NOTE 16)

                                                               QUARTERS ENDED 1995
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    78,647   $    79,711   $    79,204   $    79,088
Interest expense............................       34,590        37,056        35,844        35,781
Net interest income.........................       44,057        42,655        43,360        43,307
Provision for possible loan losses..........          826           650           600           593
Non-interest income.........................        5,103         4,737         5,935         5,193
Non-interest expense........................       22,238        24,702        20,898        22,365
Income before income taxes..................       26,096        22,040        27,797        25,542
Income tax expense..........................        8,731        11,459         9,687         9,002
Net income..................................       17,365        10,581        18,110        16,540
Net income per share........................         0.49          0.30          0.51          0.46
Cash dividends per share....................         0.24          0.25          0.25          0.25
Average shares outstanding..................   35,688,763    35,770,240    35,738,452    35,706,386

                                                               QUARTERS ENDED 1994
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    70,143   $    71,561   $    74,178   $    76,701
Interest expense............................       26,546        28,045        30,593        32,281
Net interest income.........................       43,597        43,516        43,585        44,420
Provision for possible loan losses..........        1,692         1,547         1,267           691
Non-interest income.........................        7,919         4,917         5,826         5,305
Non-interest expense........................       21,960        22,097        22,092        24,445
Income before income taxes..................       27,864        24,789        26,052        24,589
Income tax expense..........................        9,530         8,304         8,694        12,195
Net income..................................       18,334        16,485        17,358        12,394
Net income per share........................          .52           .47           .49           .35
Cash dividends per share....................          .22           .24           .24           .24
Average shares outstanding..................   35,142,050    35,228,586    35,297,581    35,390,180

PARENT COMPANY INFORMATION (NOTE 17)

  Condensed Statements of Income

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Income
  Dividends from subsidiary...................................  $36,000     $31,800     $26,325
  Interest from subsidiary....................................    1,398         647         155
  Gains on securities transactions, net.......................    1,374       2,111         134
  Other interests and dividends...............................      153         715       1,256
                                                                -------     -------     -------
                                                                 38,925      35,273      27,870
Expenses......................................................    2,334       2,778       2,714
                                                                -------     -------     -------
Income before income taxes and equity in undistributed
  earnings of subsidiary......................................   36,591      32,495      25,156
Income tax expense............................................      672         790         187
                                                                -------     -------     -------
Income before equity in undistributed earnings of
  subsidiary..................................................   35,919      31,705      24,969
Equity in undistributed earnings of subsidiary................   26,677      32,866      39,992
                                                                -------     -------     -------
Net income before cumulative effect of accounting change......   62,596      64,571      64,961
Cumulative effect of accounting change........................       --          --          24
                                                                -------     -------     -------
Net income....................................................  $62,596     $64,571     $64,985
                                                                =======     =======     =======

  Condensed Statements of Financial Condition

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                         (IN THOUSANDS)
Assets
  Cash.................................................................  $  4,228     $    942
  Interest bearing deposits with banks.................................    26,500       32,655
  Investment securities available for sale.............................     7,796        4,747
  Investment in subsidiary.............................................   366,380      314,096
  Other assets.........................................................     5,276        5,802
                                                                         --------     --------
     Total assets......................................................  $410,180     $358,242
                                                                         ========     ========
Liabilities
  Dividends payable to shareholders....................................  $  8,946     $  7,207
  Other liabilities....................................................       997          419
                                                                         --------     --------
     Total liabilities.................................................     9,943        7,626
                                                                         --------     --------
Shareholders' Equity
  Common stock.........................................................    20,025       18,869
  Surplus..............................................................   216,377      172,321
  Retained earnings....................................................   162,012      179,432
  Unrealized gain (loss) on investment securities available for sale,
     net of tax........................................................     3,733      (17,842)
                                                                         --------     --------
                                                                          402,147      352,780
  Treasury stock at cost...............................................    (1,910)      (2,164)
                                                                         --------     --------
     Total shareholders' equity........................................   400,237      350,616
                                                                         --------     --------
     Total liabilities and shareholders' equity........................  $410,180     $358,242
                                                                         ========     ========

  Condensed Statements of Cash Flows

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $ 62,596     $ 64,571     $ 64,985
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Equity in undistributed earnings of subsidiary........   (26,677)     (32,866)     (39,992)
     Depreciation and amortization of intangible assets....       460          920        1,078
     Amortization of compensation costs on non-qualified
       stock options and restricted stock awards...........       322          254          232
     Net deferred income tax benefit.......................        51           73          (28)
     Net amortization of premiums and discounts............        --           35          101
     Net gains on securities transactions..................    (1,374)      (2,111)        (134)
     Restricted stock issued...............................        --           --          114
     Net decrease in other assets..........................        65          402          241
     Net increase(decrease) in other liabilities...........       357         (169)        (182)
     Other.................................................     1,798           --           --
                                                              -------      -------      -------
     Net cash provided by operating activities.............    37,598       31,109       26,415
                                                              -------      -------      -------
Cash flows from investing activities:
  Cash paid to retire preferred stock of Peoples Bancorp...        --           --       (2,514)
  Cash received pursuant to acquisitions and mergers.......        --           --          341
  Proceeds from maturing investment securities.............        --       12,000           --
  Proceeds from sales of investment securities.............     3,796        9,613        5,248
  Purchases of investment securities.......................    (5,003)      (4,478)      (5,220)
  Net decrease (increase) in short term investments........     6,155      (19,794)      (1,446)
                                                              -------      -------      -------
     Net cash provided by (used in) investment
       activities..........................................     4,948       (2,659)      (3,591)
                                                              -------      -------      -------
Cash flows from financing activities:
  Purchases of common shares added to treasury.............   (13,670)          --         (780)
  Dividends paid to shareholders...........................   (33,618)     (31,694)     (24,614)
  Common stock issued......................................     8,028        3,925        2,582
                                                              -------      -------      -------
     Net cash used in financing activities.................   (39,260)     (27,769)     (22,812)
                                                              -------      -------      -------
Net increase in cash.......................................     3,286          681           12
Cash at beginning of year..................................       942          261          249
                                                              -------      -------      -------
Cash at end of year........................................  $  4,228     $    942     $    261
                                                              =======      =======      =======

FAIR VALUES OF FINANCIAL INSTRUMENTS (NOTE 18)

     Limitations: The fair value estimates made at December 31, 1995 and 1994 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g. its mortgage servicing operation and trust department) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

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

     Loans: Fair values were estimated by obtaining quoted market prices, when available. The fair value of other loans were estimated by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan.

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

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1995 and 1994:

                                                    1995                         1994
                                          ------------------------     ------------------------
                                           CARRYING        FAIR         CARRYING        FAIR
                                            AMOUNT        VALUE          AMOUNT        VALUE
                                          ----------    ----------     ----------    ----------
    Financial assets:
      Cash and due from banks...........  $  167,349    $  167,349     $  168,072    $  168,072
      Federal funds sold................     108,500       108,500             --            --
      Investment securities held to
         maturity.......................     266,354       270,622        853,983       817,660
      Investment securities available
         for sale.......................   1,146,285     1,146,285        696,438       696,438
      Net loans.........................   2,753,505     2,761,926      2,550,732     2,469,118
      Due from customers on acceptances
         outstanding....................         838           838          1,498         1,498
    Financial liabilities:
      Deposits with no stated
         maturity.......................   2,242,100     2,242,100      2,342,783     2,342,783
      Deposits with stated maturities...   1,841,773     1,963,170      1,537,219     1,524,611
      Short-term borrowings.............      37,445        37,445        118,353       118,353
      Other borrowings..................      28,679        28,565         35,567        34,941
      Bank acceptances outstanding......         838           838          1,498         1,498

     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1995 and 1994 is not material.

                          INDEPENDENT AUDITORS' REPORT

[KPMG Peat Marwick LLP LOGO]

KPMG Peat Marwick LLP
Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

The Board of Directors and Shareholders
Valley National Bancorp:

     We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statement of income of Lakeland First Financial Group for the year ended December 31, 1993 which statement reflects total net interest income constituting 13% of the related consolidated total. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland First Financial Group, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

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

January 17, 1996

/S/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP LOGO

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information which will be set forth under the caption "Director Information" in the 1996 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information which will be set forth under the caption "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information which will be set forth under the captions "Certain Transactions with Management" and "Personnel and Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement is incorporated herein by reference.

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

(b) Current Reports on Form 8-K during the quarter ended December 31, 1995:

    (1) Filed November 30, 1995 to report the authorization to purchase up to 500,000 shares of its outstanding common stock to be used for the exercise of employee stock options and the exercise of outstanding warrants.

    (2) Filed December 12, 1995 to report approval by the Office of the Supervision of Financial Institutions, the Canadian Banking and Financial Institution Regulator, for Valley National Bank to establish a finance company in Toronto, Canada; and to report that Valley National Bank had signed a letter of intent with an undisclosed partner for a substantial co-branding credit card program.

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

    (3) Articles of Incorporation and Bylaws:

          *** A.    Restated Certificate of Incorporation of the Registrant dated March 22,
                    1994.
          *** B.    By-Laws of the Registrant adopted as of March 14, 1989 and amended March
                    19, 1991.

     (10) Material Contracts:

            * A.    "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Sam P. Pinyuh, Peter Crocitto, Alan
                    Eskow, Robert Farrell, Richard Garber, Robert Mulligan and Peter John
                    Southway.
           ** B.    "The Valley National Bancorp Long-term Stock Incentive Plan" dated January
                    18, 1994.
         **** C.    "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald
                    H. Lipkin, Peter Southway, and Sam P. Pinyuh.
        ***** D.    "Stock Option Agreement" dated April 1, 1992 between Valley National
                    Bancorp and Michael Guilfoile.
              E.    "Split-Dollar Agreement" dated July 7, 1995 between Valley National
                    Bancorp, Valley National Bank as Trustee, and Gerald H. Lipkin.

---------------
     * This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for period ending December 31, 1994.

   ** This document is incorporated herein by reference from the Registrant's
      Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

  *** This document is incorporated herein by reference from the Registrant's
      Form 10-K Annual Report for the fiscal period ending December 31, 1993.

 **** This document is incorporated by reference to Registrant's Registration
      Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

***** This document is incorporated by reference to Registrant's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 1994.

     (21) List of Subsidiaries:

          (a) Subsidiary of Valley:

                                                                         PERCENTAGE OF VOTING
                                                       JURISDICTION OF   SECURITIES OWNED BY
                            NAME                        INCORPORATION         THE PARENT
        ---------------------------------------------  ---------------   --------------------
        Valley National Bank (VNB)                      United States        100%
         (b) Subsidiaries of VNB:
        VNB Mortgage Services, Inc.                      New Jersey          100%
        BNV Realty Incorporated                          New Jersey          100%
        VN Investment, Inc.                              New Jersey          100%
        VNB Financial Advisors, Inc.                     New Jersey          100%
        VNB International Services, Inc. (ISI)           New Jersey          100%
         (c) Subsidiary of ISI:
        VNB Financial Services, Inc.                       Canada            100%

     (23) Consents of Experts and Counsel

        Consent of KPMG Peat Marwick LLP.

     (27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VALLEY NATIONAL BANCORP

                                      By:      /s/  GERALD H. LIPKIN
                                         ---------------------------------------
                                         Gerald H. Lipkin, Chairman of the Board
                                         and Chief Executive Officer

                                         Dated: February 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 1996.

     The directors of Valley National Bancorp(including Peter Southway in his capacities as of Director and Principal Financial Officer) and Alan D. Eskow in his capacity as Principal Accounting Officer executed a power of attorney appointing Gerald H. Lipkin as their attorney-in-fact, empowering him to sign this report on his behalf.

                                Gerald H. Lipkin
                                 Peter Southway
                                 Alan D. Eskow
                                Andrew Abramson
                                Pamela Bronander
                               Joseph Coccia, Jr.
                               Austin C. Drukker
                                Michael Francis
                               Willard L. Hedden
                               Thomas P. Infusino
                                  Gerald Korde
                               Robert L. Marcalus
                                Joleen J. Martin
                               Robert E. McEntee
                                 William McNear
                                 Sam P. Pinyuh
                                Robert Rachesky
                                 Barnett Rukin
                                Richard F. Tice
                               Leonard Vorcheimer
                                Joseph L. Vozza

By:                           /s/  GERALD H. LIPKIN
    --------------------------------------------------------
                                  Attorney-in-fact

                                Exhibit Index
                                -------------


    (3) Articles of Incorporation and Bylaws:

          *** A.    Restated Certificate of Incorporation of the Registrant dated March 22,
                    1994.
          *** B.    By-Laws of the Registrant adopted as of March 14, 1989 and amended March
                    19, 1991.

     (10) Material Contracts:

            * A.    "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Sam P. Pinyuh, Peter Crocitto, Alan
                    Eskow, Robert Farrell, Richard Garber, Robert Mulligan and Peter John
                    Southway.
           ** B.    "The Valley National Bancorp Long-term Stock Incentive Plan" dated January
                    18, 1994.
         **** C.    "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald
                    H. Lipkin, Peter Southway, and Sam P. Pinyuh.
        ***** D.    "Stock Option Agreement" dated April 1, 1992 between Valley National
                    Bancorp and Michael Guilfoile.
              E.    "Split-Dollar Agreement" dated July 7, 1995 between Valley National
                    Bancorp, Valley National Bank as Trustee, and Gerald H. Lipkin.

---------------
     * This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for period ending December 31, 1994.

   ** This document is incorporated herein by reference from the Registrant's Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

  *** This document is incorporated herein by reference from the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1993.

 **** This document is incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

***** This document is incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

     (21) List of Subsidiaries:

          (a) Subsidiary of Valley:

                                                                         PERCENTAGE OF VOTING
                                                       JURISDICTION OF   SECURITIES OWNED BY
                            NAME                        INCORPORATION         THE PARENT
        ---------------------------------------------  ---------------   --------------------
        Valley National Bank (VNB)                      United States        100%
         (b) Subsidiaries of VNB:
        VNB Mortgage Services, Inc.                      New Jersey          100%
        BNV Realty Incorporated                          New Jersey          100%
        VN Investment, Inc.                              New Jersey          100%
        VNB Financial Advisors, Inc.                     New Jersey          100%
        VNB International Services, Inc. (ISI)           New Jersey          100%
         (c) Subsidiary of ISI:
        VNB Financial Services, Inc.                       Canada            100%

     (23) Consents of Experts and Counsel

        Consent of KPMG Peat Marwick LLP.

     (27) Financial Data Schedule