Form 10-K/A
VALLEY NATIONAL BANCORP
filed 1996-03-13
CIK 714310

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

                  Commission File Number 0-11179

                     -----------------------

                     VALLEY NATIONAL BANCORP
     (Exact name of registrant as specified in its charter)

            New Jersey                             22-2477875
   (State of other jurisdiction of              (I.R.S. Employer
   incorporation or organization)                Identification No.)

          1455 Valley Road
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








                          INTRODUCTION

This Form 10-K/A amends the Company's Annual Report on Form 10-K, filed on February 29, 1996. This amendment reflects a change in the previously filed Consent of KPMG Peat Marwick LLP as required by Item 14(c) of Form 10-K.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

     (c)  Exhibits

               (23)  Consents of Experts and Counsel

                               Consent of KPMG Peat Marwick LLP









                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VALLEY NATIONAL BANCORP


Dated:  March 7, 1996         By: /s/Alan D. Eskow
                                  Alan D. Eskow
                                  Senior Vice President and
                                  Principal Accounting Officer



                                  INDEX TO EXHIBITS


Exhibit No.           Description

    23                Consent of KPMG Peat Marwick LLP





<EXHIBIT> 23


                  INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Valley National Bancorp:

We consent to incorporation by reference in the Registration Statements No. 33-52809 and No. 33-56933 on Forms S-8 and the Registration Statement No. 33-36585 on Form S-3 of Valley National Bancorp of our report dated January 17, 1996, relating to the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 Annual Report on Form 10-K of Valley National Bancorp. We did not audit the consolidated statement of Lakeland First Financial Group for the year ended December 31, 1993 which statement reflects total net interest income constituting 13% of the related consolidated total. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland First Financial Group, is based solely on the report of the other auditors.

Our report refers to a change in accounting for investments in debt and equity securities in 1994 and accounting for income taxes in 1993.



                                   KPMG Peat Marwick LLP

Short Hills, New Jersey
February 27, 1996


</EXHIBIT>