Form 10-Q
period 1996-03-31
VALLEY NATIONAL BANCORP
filed 1996-05-15
CIK 714310

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Period Ended March 31, 1996

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

     Common Stock  (No par value),  of which   36,684,065
     shares were  outstanding as  of May 1, 1996.






                     VALLEY NATIONAL BANCORP



                              INDEX


                                                      Page Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of Financial Condition 3 March 31, 1996 and December 31, 1995
               (Unaudited)
               Consolidated Statements of Income               4
               Three Months Ended March 31, 1996 and 1995
               (Unaudited)
               Consolidated Statements of Cash Flows           5
               Three Months Ended March 31, 1996 and 1995
               (Unaudited)
               Notes to Consolidated Financial Statements      6

     Item 2.   Management's Discussion and Analysis of        7-12
               Financial Condition and Results of
               Operations


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                         13

     Item 5.   Other Matters                                   13

     Item 6.   Exhibits and Reports on Form 8-K.               14

SIGNATURES                                                     15
























 -                              2 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)


                                                    March 31,   December 31,
                                                      1996           1995
Assets

Cash and due from banks..........................  $  144,903     $  167,349
Federal funds sold...............................      77,000        108,500
Investment securities held to maturity, fair value of
  $260,622 and $270,622 in 1996 and 1995, respectively.....
                                                      258,794        266,354
Investment securities available for sale.........   1,104,389      1,146,285
Loans, net of unearned income....................   2,836,912      2,793,175
Less:  Allowances for possible loan losses.......     (41,010)       (39,670)
Loans, net.......................................   2,795,902      2,753,505
Premises and equipment, net......................      60,572         58,053
Due from customers on acceptances outstanding....         912            838
Accrued interest receivable......................      28,596         30,450
Other assets.....................................      53,761         54,477
  Total assets...................................  $4,524,829     $4,585,811

Liabilities

Deposits:
  Non-interest bearing deposits..................  $  513,764     $  542,229
  Interest bearing:
    Savings......................................   1,709,938      1,699,871
    Time.........................................   1,791,248      1,841,773
      Total deposits.............................   4,014,950      4,083,873

Federal funds purchased and securities sold under
  repurchase agreements..........................      20,139         26,921
Treasury tax and loan account....................      12,050         10,524
Other borrowings.................................      48,676         28,679
Bank acceptances outstanding.....................         912            838
Accrued expenses and other liabilities...........      42,019         34,739
  Total liabilities..............................   4,138,746      4,185,574

Shareholders' Equity

Common stock, no par value, authorized 39,414,375 shares,
  issued 35,889,047 shares in 1996 and 35,889,721 in 1995..
                                                       20,024         20,025
Surplus..........................................     216,156        216,377
Retained earnings................................     171,350        162,012
Unrealized gain(loss) on investment securities available
  for sale, net of tax...........................      (3,650)         3,733
Translation adjustment...........................          11             --
                                                      403,891        402,147

Treasury stock, at cost (736,497 shares in 1996 and
  107,413 shares in 1995)........................     (17,808)        (1,910)
  Total shareholders' equity.....................     386,083        400,237

    Total liabilities and shareholders' equity...  $4,524,829     $4,585,811

See accompanying notes to consolidated financial statements.

- -                                    3 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
($ in thousands, except for per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    1996           1995

Interest Income
Interest and fees on loans.......................  $   58,625     $   54,724
Interest and dividends on investment securities:
  Taxable........................................      16,858         19,707
  Tax-exempt.....................................       3,336          3,641
  Dividends......................................         186            173
Interest on federal funds sold and other short term
  investments....................................       1,268            402
  Total Interest Income..........................      80,273         78,647

Interest Expense
Interest on deposits:
  Savings........................................       9,546         12,094
  Time...........................................      25,051         20,866
Interest on federal funds purchased and securities sold
  under repurchase agreements....................         283            920
Interest on other short-term borrowings..........         160            193
Interest on other borrowings.....................         563            517
  Total Interest Expense.........................      35,603         34,590

Net interest income..............................      44,670         44,057
Provision for possible loan losses...............         700            819
Net interest income after provision for possible
  loan losses....................................      43,970         43,238

Non-Interest Income
Trust income.....................................         260            220
Service charges on deposit accounts..............       1,976          1,970
Gains on securities transactions, net............         331            537
Fees from mortgage servicing.....................       1,015            806
Gains on sales of loans..........................         662            373
Other............................................       2,108          1,197
  Total Non-Interest Income......................       6,352          5,103

Non-Interest Expense
Salaries expense.................................       8,926          8,651
Employee benefit expense.........................       2,461          2,450
FDIC insurance premiums..........................         716          2,193
Occupancy and equipment expense..................       3,678          3,409
Amortization of intangible assets................         763            606
Other............................................       5,328          4,936
  Total Non-Interest Expense.....................      21,872         22,245

Income before income taxes.......................      28,450         26,096

Income tax expense...............................      10,081          8,731

Net Income.......................................  $   18,369     $   17,365

Net income per share.............................  $     0.49     $     0.46

Weighted average shares outstanding..............  37,385,010     37,473,201

See accompanying notes to consolidated financial statements.

- -                                    4 -

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
($ in thousands)

                                                      Three Months Ended
                                                          March 31,
                                                     1996           1995
Cash flows from operating activities:
  Net income.....................................  $   18,369     $   17,365
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of intangible
    assets.......................................       2,366          1,907
    Amortization of compensation costs pursuant to
      long term stock incentive plan.............         108             82
    Provision for possible loan losses...........         700            819
    Net amortization of premiums and discounts...       1,306          1,349
    Net gains on securities transactions.........        (331)          (537)
    Gains on sales of loans......................        (662)          (373)
    Proceeds from recoveries on charged-off loans       1,864          1,153
    Net increase in shareholders' equity due to
      acquisition of American Union Bank.........          --          4,425
    Net decrease(increase) in accrued interest receivable
      and other assets...........................       7,435         (2,362)
    Net decrease in accrued expenses and other
      liabilities................................       7,372          3,749
      Net cash provided by operating activities:       38,527         27,577

Cash flows from investing activities:
  Proceeds from maturing investment securities held
    to maturity..................................       8,313         42,740
  Purchases of investment securities held to
    maturity.....................................        (998)       (20,251)
  Proceeds from sales of investment securities
    available for sale...........................      23,667          1,042
  Proceeds from maturing investment securities
    available for sale...........................      97,559          4,955
  Purchases of investment securities available
    for sale.....................................     (92,551)       (15,508)
  Purchases of mortgage servicing rights.........        (438)          (796)
  Net (increase)decrease in federal funds sold and other
    short term investments.......................      31,500        (40,000)
  Net increase in loans made to customers........     (44,299)       (65,223)
  Purchases of premises and equipment, net of
    sales........................................      (4,182)        (5,192)
  Net increase in due from customers on acceptances
    outstanding..................................         (74)        (2,267)
    Net cash provided by (used in) investing
      activities:                                      18,497       (100,500)

Cash flows from financing activities:
  Net (decrease)increase in deposits.............     (68,923)       104,864
  Net decrease in federal funds purchased
    and other short term borrowings..............      (5,256)       (52,072)
  Advances of other borrowings...................      20,000             --
  Repayments of other borrowings.................          (3)          (121)
  Net increase in bank acceptances outstanding...          74          2,267
  Dividends paid to common shareholders..........      (8,946)        (7,793)
  Addition of common shares to treasury..........     (16,442)          --
  Common stock issued, net of cancellations......          26            576
    Net cash provided by(used in) financing
      activities:                                     (79,470)        47,721

Net decrease in cash and due from banks..........     (22,446)       (25,202)

Cash and due from banks at January 1.............     167,349        169,604

Cash and due from banks at March 31..............  $  144,903     $  144,402

Cash paid during the period for:
  Interest on deposits and other borrowings......  $   35,215     $   32,750
  Federal and state income taxes.................  $      550          1,658

See accompanying notes to consolidated financial statements.

- -                                    5 -

                          VALLEY NATIONAL BANCORP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Income for the three month periods ended March 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1995 Annual Report to Shareholders.

     The Consolidated Statements of Income and Cash Flows for the three month period ended March 31, 1995 have been restated to include Lakeland First Financial Group which was acquired on June 30, 1995 in a transaction accounted for as a pooling of interest.

2.   Earnings Per Share

     Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5% stock dividend declared April 2, 1996 to Shareholders of record on April 26, 1996 and payable May 17, 1996. Balances and share amounts included in Shareholders' Equity on the Statement of Financial Condition have not been restated for the 5% stock dividend or the increase in authorized common stock.

                                   - 6 -

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Earnings Summary

Net income was $18.4 million, or $0.49 per share for the three month period ended March 31, 1996 compared with $17.4 million or $0.46 per share for the three month period ended March 31, 1995 (1995 amounts have been restated for the Lakeland First Financial Group merger and earnings per share amounts have been restated to give effect to a 5% stock dividend payable May 17, 1996). The annualized return on average assets increased to 1.62% from 1.55%, while the annualized return on average shareholders' equity decreased to 18.36% from 19.11% for the quarters ended March 31, 1996 and 1995, respectively. The increase in net income is largely attributable to an increase in non-interest income of $1.2 million and an increase in net interest income of $613 thousand or 1.4%.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $46.7 million from $46.3 million for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The increase in 1996 was due primarily to the increase in average balances of interest earning assets, partially offset by an increase in rates on interest bearing liabilities of 12 basis points in the same period. The net interest margin decreased 4 basis points to 4.35% for the quarter ended March 31, 1996 compared to 4.39% for the same quarter in 1995.

The decrease in net interest margin was partially due to the upward movement in interest rates. This increase in rates caused depositors to shift funds from short term savings accounts to longer term certificates of deposit. Rates on interest-bearing deposits were higher in the quarter ended March 31, 1996 as compared to the same quarter in 1995, while rates on interest earning assets remained unchanged.

Average interest earning assets increased $74.3 million during the quarter ended March 31, 1996, or 1.8% over the same quarter in 1995. This increase was mainly the result of increased volume of automobile loans, commercial mortgages and commercial loans. The average rate on loans increased 11 basis points, combined with the increase in average loan volume of $149.8 million or 5.7% over the 1995 quarter. Interest income on loans for the first quarter of 1996 increased by $3.9 million over the same period in 1995. Offsetting this increase, was a decline in average taxable investment securities of $133.1 million or 10.8% from the amount in the portfolio during the first quarter of 1995.

Average interest-bearing liabilities remained almost unchanged during the first quarter of 1996 as compared to the same period in 1995. Deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $35.8 million or 7.6% over 1995 balances. Average savings deposits decreased by $158.2 million or 8.7%, while average time deposits increased $194.1 million or 11.7%.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 1996 and 1995.
                                            Three months ended
                                                March 31,
                                            1996         1995
Trust income...........................   $    260     $    220

Service charges on deposit accounts....      1,976        1,970
Gains on securities transactions, net..        331          537
Fees from mortgage servicing...........      1,015          806
Gains on sales of loans................        662          373
Other income...........................      2,108        1,197
     Total.............................   $  6,352     $  5,103

- -                               7 -

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $6.0 million for the quarter ended March 31, 1996 compared with $4.6 million for the same period in 1995.

Fees from mortgage servicing increased by 25.9% from $806 thousand for the quarter ended March 31, 1995 to $1.0 million for the three months ended March 31, 1996. This reflects the increase in the size of the serviced portfolio.

Gains on the sales of loans were $662 thousand for the first quarter of 1996 compared to $373 thousand for the first quarter of 1995. The gains recorded in 1996 are primarily from the sale of SBA loans. In addition, Valley has begun selling its newly originated fixed-rate residential mortgage loans, with the exception of its bi-weekly fixed rate mortgages.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 1996 and 1995.

                                            Three months ended
                                                March 31,
                                            1996         1995
Salary expense.........................   $  8,926     $  8,651

Employee benefit expense...............      2,461        2,450
FDIC insurance premiums................        716        2,193
Occupancy and equipment expense........      3,678        3,409
Amortization of intangible assets......        763          606
Other..................................      5,328        4,936
     Total.............................   $ 21,872     $ 22,245

Non-interest expense totalled $21.9 million for the quarter ended March 31, 1996, a decrease of $373 thousand from the comparable period in 1995. The largest component of non-interest expense is salaries and employee benefit expense which totalled $11.4 million for the three months ended March 31, 1996 compared to $11.1 million for the same period of 1995. At March 31, 1996, full-time equivalent staff was 1,330, compared to 1,262 at March 31, 1995.

Insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") decreased by $1.5 million, or $67.4% to $716 thousand for the three months ended March 31, 1996. This reflects the reduction in insurance rates charged on bank insurance fund ("BIF") deposits by the FDIC beginning June 1, 1995. It is expected that the savings insurance fund ("SAIF") will be recapitalized during 1996 and that Valley will be required to pay a one-time special assessment. After this payment, it is anticipated that future premiums on these deposits will also be reduced from $0.23 to the legal minimum of $2,000. The one-time payment to the FDIC and the anticipated future reduction in premiums are based upon the legislative process from which Valley has no control over the effective date or final payments or reduction of premiums.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the quarter ended March 31, 1996 is 41.5%, one of the lowest in the industry, compared with an efficiency ratio of 43.6% for 1995. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 35.4% for the three months ended March 31,1996 compared to 33.5% for the same period in 1995. This increase was attributable to a decrease in tax-exempt interest income and an increase in state tax expense.

- -                               8 -
ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

At March 31, 1996, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $737.2 million or a ratio of 1.45:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $444.2 million or a ratio of .27:1 and resulted in a negative gap. The total positive gap repricing within 365 days as of March 31, 1996 is $293.0 million or 1.13:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be give that Valley is not at risk from rate increases or decreases.

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

Liquidity
Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal fund sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. At March 31, 1996, liquid assets amounted to $1.4 billion, as compared to $1.5 billion at December 31, 1995. This represents 32.3% and 34.1% of earning assets, and 30.5% and 32.1% of total assets at March 31, 1996 and year-end 1995, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.05 billion at March 31, 1996 and year-end 1995, respectively, representing 71.3% and 70.6% of average earning
assets.   Short term borrowings and large dollar certificates of
deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three month period ending March 31, 1996, proceeds from the sales of investment securities available for sale were $23.7 million, and proceeds of $105.9 million were generated from investment maturities. Purchases of investment securities for the same period were $93.5 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $504.6 million and $465.8 million, on average, for the three months ended March 31, 1996 and year ending December 31, 1995, respectively.

VNB also utilizes borrowings from the Federal Home Loan Bank of New York ("FHLB") as a source of funds for its asset growth and asset/liability management. These advances are collateralized by pledges of FHLB stock and blanket assignment of qualifying mortgage loans. As of March 31, 1996, Valley had outstanding advances of $48.5 million.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

- -                               9 -
Investment Securities

The investment portfolio as of March 31, 1996 consisted of securities held to maturity of $258.8 million and $1.1 billion of securities available for sale, relatively unchanged from December 31, 1995. As of March 31, 1996 the investment securities available for sale had an unrealized loss of $3.7 million, net of deferred taxes, compared to an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 1995. This change was primarily due to a decrease in prices, resulting from an increasing interest rate environment.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of March 31, 1996 and December 31, 1995.

                                     March 31,       December 31,
                                       1996             1995

Commercial......................    $   367,976      $   351,885
Construction....................         72,564           73,664
Commercial mortgage.............        632,438          619,326
Residential mortgage............      1,016,174        1,017,453
Installment.....................        748,532          731,772
                                      2,837,684        2,794,100
Less: unearned income...........           (772)            (925)
  Total loans...................    $ 2,836,912      $ 2,793,175

Residential mortgage loans represent 35.8% of the loan portfolio.
Installment loans, including predominantly automobile and credit card loans, represent 26.4% of the loan portfolio.

Installment loans outstanding at year end include automobile loans referred to VNB by a major insurance company, which are subject to Valley's underwriting criteria. VNB has extended this program by establishing a finance company in Toronto, Canada. The new finance company, which became operational in the first quarter of 1996, makes consumer loans, primarily auto loans, in several provinces in Canada.

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

During March of 1996, VNB established a new subsidiary to which VNB contributed a significant portion of its residential real estate mortgages. The subsidiary will hold and purchase residential mortgages and the utilization of this operating subsidiary is expected to provide expense savings to VNB.

Non-Performing Assets

Non-performing assets include non-accrual loans and other real estate owned (OREO). Non-performing assets continued to decrease, and totalled $12.4 million at March 31, 1996 compared with $18.8 million at December 31, 1995, a decrease of $6.4 million or 34.0%. Non-performing assets at March 31, 1996 and December 31, 1995, respectively, amounted to 0.44% and .67% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-
performing category totaled $12.4 million at March 31, 1996, compared to $8.1 million at December 31, 1995.  These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection.
- -                              10 -

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                    March 31,   December 31,
                                      1996          1995

Loans past due in excess of
  90 days and still accruing......  $ 12,426      $  8,117

Non-performing loans..............  $  7,865      $ 11,795
Other real estate owned...........     4,556         7,015
  Total non-performing assets.....  $ 12,421      $ 18,810

Troubled debt restructured loans..  $  5,445      $  5,209

Non-performing loans as a
  % of loans......................     0.28%         0.42%

Non-performing assets as a %
  of loans plus other real
  estate owned....................     0.44%         0.67%

Allowance as a % of loans.........     1.45%         1.42%

Allowance as a % of
  non-performing loans............   521.42%       336.33%


Asset Quality and Risk Elements


At March 31, 1996 the allowance for loan losses amounted to $41.0 million or 1.45% of loans, net of unearned income, as compared to $39.7 million or 1.42% at year-end 1995.

The allowance is adjusted by provisions charged against income and loan charged-off, net of recoveries. Net loan recoveries were $640 thousand for the three months ended March 31, 1996 compared with net loan charge-offs of $222 thousand for the three months ended March 31, 1995.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At March 31, 1996, shareholders' equity totalled $386.1 million or 8.5% of total assets, compared with $400.2 million or 8.7% at year-end 1995.

This decrease in shareholders' equity resulted from the repurchase of approximately 651,000 shares of Valley common stock for treasury purposes. Valley repurchased approximately 563,000 shares during 1995. The shares held in treasury at March 31, 1996 will be used for the five percent stock dividend, payable May 17, 1996.

Also contributing to this decrease in shareholder's equity was a change in the market value of securities available for sale. Included in shareholders equity at March 31, 1996 is a $3.7 million unrealized loss on investment securities available for sale, net of tax, compared to an unrealized gain of $3.7 million at December 31, 1995.

- -                              11 -

Valley's capital position at March 31, 1996 under risk-based capital guidelines was $389.9 million, or 13.7% of risk weighted assets, for Tier 1 capital and $425.5 million, or 14.9% for Total risk-based capital. The comparable ratios at December 31, 1995 were 13.9% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at March 31, 1996 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At March 31, 1996 and December 31, 1995, Valley was in compliance with the leverage requirement having a Tier I leverage ratio of 8.5% and 8.4%, respectively.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 51.5% at March 31, 1996, compared to 54.7% for the three month period ended March 31, 1995. Cash dividends declared amounted to $.24 per share, equivalent to a dividend payout ratio of 48.5%, up from the 45.3% for the same quarter in 1995. Valley declared a 5% common stock dividend on April 2, 1996 to shareholders of record on April 26, 1996, payable May 17, 1996. Valley plans to maintain the cash dividend at $1.00 per share per annum after the payment of the stock dividend. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue it current dividend policy of a quarterly distribution of earnings to its shareholders.

Recent Accounting Pronouncements

In May 1995 the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. Effective January 1, 1996, SFAS No. 122 was adopted and capitalization of originated mortgage servicing rights began. All capitalized mortgage servicing rights, both originated and purchased, will be evaluated for impairment on a quarterly basis. The impact of adopting SFAS No. 122 is not material.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages use of a fair value based method of accounting for stock-based compensation plans while allowing continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25 method of accounting must make pro forma disclosures of net income and earnings per shares as if the fair value based method of accounting, as defined is SFAS No. 123, had been applied.

Valley adopted SFAS No. 123 effective January 1, 1996 and will continue accounting for stock-based compensation under APB No. 25 and include the pro forma disclosures required by SFAS No. 123 in annual financial statements beginning in the year ended December 31, 1996.

- -                              12 -


                             PART II


Item 4.  Submission of Matters to a Vote of Security Holders

     a) On April 2, 1996 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 19 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

                                             Number of Votes
                         Name                  For        Withheld
               Andrew Abramson             27,911,360      264,644
               Pamela Bronander            27,911,416      264,588
               Joseph Coccia, Jr.          27,912,836      263,168
               Austin C. Drukker           27,900,845      275,160
               Michael D. Francis     27,911,482      264,523
               Willard L. Hedden        27,878,189    297,816
          Thomas P. Infusino          27,907,538      268,467
          Gerald Korde                27,917,259      258,745
          Gerald H. Lipkin            27,914,043      261,962
               Joleen Martin            27,917,993      258,011
          Robert E. McEntee           27,917,875      258,130
               William McNear         27,886,437      289,567
          Sam P. Pinyuh               27,918,043      257,962
               Robert Rachesky             27,907,920      268,084
          Barnett Rukin               27,898,043      277,962
          Peter Southway              27,837,382      338,623
               Richard F. Tice             27,912,983      263,022
               Leonard J. Vorcheimer       27,893,253      282,752
               Joseph L. Vozza             27,918,282      257,724

     b) On April 2, 1996 at the Annual Meeting of Shareholders, the Shareholders voted for the approval of an amendment to Article V of the Corporations Certificate of Incorpo-
ration to increase the authorized common stock of the Corporation to 75 million shares.

Item 5.  Other Matters

     a) The Board of Directors approved a five percent common stock dividend on April 2, 1996. The new stock will be issued May 17, 1996 to shareholders of record as of April 26, 1996.

- -                              13 -

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

               (10)Material Contracts

               No material contracts entered into or becoming effective in the Reporting Period.

               (27)Financial Data Schedule

     b)   Reports on Form 8-K

          1) Filed February 22, 1996 to report the authorization to purchase up to 1,000,000 shares of its outstand-
ing common stock to be used for employee benefit
               programs and other general corporate purposes including stock dividends.

- -                              14 -


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      VALLEY NATIONAL BANCORP
                                           (Registrant)




Date:     May 15, 1996                 /s/ Peter Southway
                                            PETER SOUTHWAY
                                                           VICE CHAIRMAN



Date:     May 15, 1996                 /s/ Alan D. Eskow
                                            ALAN D. ESKOW
                                         SENIOR VICE PRESIDENT
                                         FINANCIAL ADMINISTRATION



- -                              15 -