Form 10-Q
period 1996-06-30
VALLEY NATIONAL BANCORP
filed 1996-08-14
CIK 714310

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Period Ended June 30, 1996

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

         Common  Stock  (No  par  value),   of  which  36,374,522   shares  were
         outstanding as of August 1, 1996.

                             VALLEY NATIONAL BANCORP



                                      INDEX


                                                                   Page Number

PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements
             Consolidated Statements of Financial Condition            3
               June 30, 1996 and December 31, 1995
               (Unaudited)
             Consolidated Statements of Income                         4
               Six and Three Months Ended June 30, 1996 and 1995
               (Unaudited)
             Consolidated Statements of Cash Flows                     5
               Six Months Ended June 30, 1996 and 1995
               (Unaudited)
             Notes to Consolidated Financial Statements                6


 Item 2.     Management's Discussion and Analysis of                 7 - 15
               Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K.                        16


SIGNATURES                                                            17

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)


                                                              June 30,     December 31,
                                                                1996           1995


Cash and due from banks ................................... $   138,824  $   167,349
Federal funds sold ........................................      55,000      108,500
Investment securities held to maturity, fair value of
  $250,956 and $270,622 in 1996 and 1995, respectively ....     249,872      266,354
Investment securities available for sale ..................   1,067,967    1,146,285
Loans, net of unearned income .............................   2,942,215    2,793,175
Less:  Allowances for possible loan losses ................     (41,417)     (39,670)
                                                            -----------  -----------
Loans, net ................................................   2,900,798    2,753,505
                                                            -----------  -----------
Premises and equipment, net ...............................      61,361       58,053
Due from customers on acceptances outstanding .............         668          838
Accrued interest receivable ...............................      30,513       30,450
Other assets ..............................................      58,132       54,477
                                                            -----------  -----------
  Total assets ............................................ $ 4,563,135  $ 4,585,811
                                                            -----------  -----------

Liabilities

Deposits:
  Non-interest bearing deposits ........................... $   525,784  $   542,229
  Interest bearing:
    Savings ...............................................   1,707,667    1,699,871
    Time ..................................................   1,808,403    1,841,773
                                                            -----------  -----------
      Total deposits ......................................   4,041,854    4,083,873
                                                            -----------  -----------

Federal funds purchased and securities sold under
  repurchase agreements ...................................      39,748       26,921
Treasury tax and loan account .............................      27,632       10,524
Other borrowings ..........................................      40,674       28,679
Bank acceptances outstanding ..............................         668          838
Accrued expenses and other liabilities ....................      35,305       34,739
                                                            -----------  -----------
  Total liabilities .......................................   4,185,881    4,185,574
                                                            -----------  -----------

Shareholders' Equity

Common stock, no par value, authorized 75,000,000 shares,
  issued 36,679,280 shares in 1996 and 35,889,721 in 1995 .      20,433       20,025
Surplus ...................................................     238,775      216,377
Retained earnings .........................................     131,423      162,012
Unrealized gain(loss) on investment securities available
  for sale, net of tax ....................................      (6,412)       3,733
Translation adjustment ....................................           6         --
                                                            -----------  -----------
                                                                384,225      402,147

Treasury stock, at cost (241,706 common shares in
  1996 and 107,413 shares in 1995) ........................      (6,971)      (1,910)
                                                            -----------  -----------
  Total shareholders' equity ..............................     377,254      400,237
                                                            -----------  -----------

    Total liabilities and shareholders' equity ............ $ 4,563,135  $ 4,585,811
                                                            ===========  ===========

See accompanying notes to consolidated financial statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
($ in thousands, except for per share data)

                                                      Six Months Ended        Three Months Ended
                                                         June 30,                      June 30,
                                                  1996           1995           1996           1995
                                               ----------     ----------     ----------     -------

Interest Income
Interest and fees on loans.......$  117,828     $  110,907     $   59,204     $   56,182
Interest and dividends on
  investment securities:
  Taxable........................    33,437         39,111         16,579         19,404
  Tax-exempt.....................     6,636          7,118          3,300          3,478
  Dividends......................       352            343            166            169
Interest on federal funds sold
  and other short term
  investments....................     1,847            880            578            478
                                 ----------     ----------     ----------     ----------
  Total Interest Income..........   160,100        158,359         79,827         79,711
                                 ----------     ----------     ----------     ----------

Interest Expense
Interest on deposits:
  Savings........................    19,682         24,207         10,137         12,113
  Time...........................    49,575         44,321         24,525         23,455
Interest on federal funds
  purchased and securities sold
  under repurchase agreements....       535          1,757            251            837
Interest on other short-term
  borrowings.....................       308            369            148            177
Interest on other borrowings.....     1,191            992            627            474
                                 ----------     ----------     ----------     ----------
  Total Interest Expense.........    71,291         71,646         35,688         37,056
                                 ----------     ----------     ----------     ----------
Net interest income..............    88,809         86,713         44,139         42,655
Provision for possible loan
  losses.........................     1,750          1,476          1,050            650
                                 ----------     ----------     ----------     ----------
Net interest income after
  provision for possible
  loan losses....................    87,059         85,237         43,089         42,005
                                 ----------     ----------     ----------     ----------

Non-Interest Income
Trust income.....................       515            440            255            220
Service charges on deposit
  accounts.......................     3,985          3,979          2,009          2,009
Gains on securities transactions
  net............................       573            551            241             14
Fees from mortgage servicing.....     1,968          1,686            953            879
Gains on sales of loans..........       975            551            314            170
Other............................     3,550          2,633          1,442          1,445
                                 ----------     ----------     ----------     ----------
  Total Non-Interest Income......    11,566          9,840          5,214          4,737
                                 ----------     ----------     ----------     ----------

Non-Interest Expense
Salaries expense.................    18,088         17,045          9,162          8,393
Employee benefit expense.........     4,596          4,725          2,134          2,274
FDIC insurance premiums..........     1,513          4,386            796          2,193
Occupancy and equipment expense..     7,523          6,722          3,846          3,312
Amortization of intangible
  assets.........................     1,543          1,204            780            598
Other............................    12,147         12,859          6,820          7,932
                                 ----------     ----------     ----------     ----------
  Total Non-Interest Expense.....    45,410         46,941         23,538         24,702
                                 ----------     ----------     ----------     ----------

Income before income taxes.......    53,215         48,136         24,765         22,040
Income tax expense...............    18,041         20,190          7,959         11,459
                                 ----------     ----------     ----------     ----------
Net Income.......................$   35,174     $   27,946     $   16,806     $   10,581
                                 ==========     ==========     ==========     ==========
Net income per share.............$     0.95     $     0.75     $     0.46     $     0.28
                                 ==========     ==========     ==========     ==========
Weighted average shares
  outstanding....................37,002,156     37,281,808     36,639,990     37,558,752

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
($ in thousands)

                                                                  Six Months Ended
                                                                     June 30,
                                                                1996           1995
                                                              ----------     -------
Cash flows from operating activities:
  Net income...............................................  $   35,174     $   27,946
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of intangible assets.....       4,861          3,489
    Amortization of compensation costs pursuant to
      long term stock incentive plan.......................         221            159
    Provision for possible loan losses.....................       1,750          1,476
    Net amortization of premiums...........................       2,446          2,446
    Net gains on securities transactions...................        (573)          (551)
    Gains on sales of loans................................        (975)          (551)
    Proceeds from recoveries on charged-off loans..........       2,527          1,608
    Other..................................................          --         (1,378)
    Net decrease(increase) in accrued interest receivable
      and other assets.....................................       2,261         (3,252)
    Net increase in accrued expenses and other liabilities.         464          4,838
    Net increase in shareholders' equity due to
      acquisition of American Union Bank...................          --          4,425
                                                             ----------     ----------
      Net cash provided by operating activities:                 48,156         40,655
                                                             ----------     ----------

Cash flows from investing activities:
  Proceeds from maturing investment securities held
    to maturity............................................      25,000         70,907
  Purchases of investment securities held to maturity......      (9,973)       (13,257)
  Proceeds from sales of investment securities
    available for sale.....................................      58,057         19,218
  Proceeds from maturing investment securities
    available for sale.....................................     147,693         14,380
  Purchases of investment securities available for sale....    (144,997)       (26,590)
  Purchases of mortgage servicing rights...................        (523)        (3,867)
  Net decrease in federal funds sold and other
    short term investments.................................      53,500             --
  Net increase in loans made to customers..................    (150,595)       (99,412)
  Purchases of premises and equipment, net of sales........      (6,625)        (7,019)
  Net decrease(increase) in due from customers on
    acceptances outstanding................................         170           (605)
                                                             ----------     ----------
    Net cash used in investing activities:                      (28,293)       (46,245)
                                                             ----------     ----------

Cash flows from financing activities:
  Net increase(decrease) in deposits.......................     (42,019)        28,295
  Net increase(decrease) in federal funds purchased
    and other short term borrowings........................      29,935        (19,996)
  Advances of other borrowings.............................      20,000             --
  Repayments of other borrowings...........................      (8,005)        (2,384)
  Net increase(decrease) in bank acceptances outstanding...        (170)           605
  Dividends paid to common shareholders....................     (17,862)       (14,491)
  Addition of common shares to treasury....................     (30,318)        (1,332)
  Common stock issued, net of cancellations................          51          2,167
                                                             ----------     ----------
    Net cash used in financing activities:                      (48,388)        (7,136)
                                                             ----------     ----------

Net decrease in cash and due from banks....................     (28,525)       (12,726)

Cash and due from banks at beginning of period.............     167,349        168,071
                                                             ----------     ----------

Cash and due from banks at end of period...................  $  138,824     $  155,345
                                                             ----------     ----------

Cash paid during the period for:
  Interest on deposits and other borrowings................  $   70,999     $   71,001
  Federal and state income taxes...........................  $   17,056     $   22,278

See accompanying notes to consolidated financial statements.

                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the six and three month periods ended June 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1995 Annual Report to Shareholders.

2.       Earnings Per Share

         All 1995 share and per share amounts have been restated to reflect the 5% stock dividend declared April 2, 1996 to shareholders of record on April 26, 1996 and issued May 17, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

Net income for the six months ended June 30, 1996 was $35.2 million, or $0.95 per share. These results compare to net income of $27.9 million, or $0.75 per share for the same period in 1995 after non-recurring merger expenses of approximately $5.3 million. Net income for the six months ended June 30, 1995 before non-recurring merger expense was $33.3 million, or $0.89 per share. This reflects an increase in net income of $1.9 million or 5.8% for the six months ended June 30, 1996 in comparison to the same period in 1995. The annualized return on average assets (ROA) and annualized return on average shareholder's equity (ROE) were 1.55% and 17.99%, respectively, for the six months ended June 30, 1996. This compares to an ROA and ROE of 1.49% and 18.08% before non-recurring merger expenses for the same period in 1995.

The increase in net income for the six months ended June 30, 1996, after adjusting for the non-recurring merger expenses, can be attributed to an increase in net interest income of $2.1 million, an increase in other non-interest income of $917 thousand and a decrease in FDIC insurance expense of $2.9 million, offset by an increase in the loan loss provision of $274 thousand, a $1.0 million increase in salaries expense, an $801 thousand increase in occupancy expense, a $1.6 million increase in other non-interest expense, and a $851 thousand increase in income tax expense.

Net income for the three months ended June 30, 1996 was $16.8 million, or $0.46 per share. These results compare to net income of $10.6 million or $0.28 per share for the same three month period in 1995 after non-recurring merger expenses. Net income for the three months ended June 30, 1995 before non-recurring merger expenses was $15.9 million, or $0.42 per share. This reflects an increase in net income of $900 thousand or 5.3% for the three months ended June 30, 1996 in comparison to the same period in 1995.

The increase in net income for the three months ended June 30, 1996, after adjusting for non-recurring merger expenses, resulted from an increase in net interest income of $1.5 million, a decrease in FDIC insurance expense of $1.4 million, and a reduction in income tax expense of $500 thousand, offset by an increase in the loan loss provision of $400 thousand, an increase in salaries expense of $769 thousand and an increase of $1.2 million in non-interest expense.

Net Interest Income

Net interest income on a tax equivalent basis increased to $88.8 million from $86.7 million for the six months ended June 30, 1996 as compared to the same period in 1995, and also increased to $44.1 million from $42.7 million for the three months ended June 30, 1996 as compared to the same three month period of 1995. The net interest margin increased to 4.33% and 4.31% for the six month period and quarter ended June 30, 1996 compared to 4.31% and 4.24% for the same periods in 1995.

Average interest earning assets increased $68.9 million during the six months ended June 30, 1996. This increase was mainly the result of increased automobile loan and commercial mortgage loan volume. The average rate on loans remained relatively unchanged at 8.39%, however, the increase in average loans of $169.3 million caused interest income on loans to increase by $6.9 million for the first six months of 1996 as compared to the same period in 1995. The average balance of investment securities for the six months ended June 30, 1996 decreased $146.8 million from the amount in the portfolio for the same period in 1995, causing income on investments to decline $6.4 million.

The average balance and average rate of interest-bearing liabilities remained relatively unchanged for the six months ended June 30, 1996 in comparison to the same period in 1995.

For the three month period ended June 30, 1996, interest earning assets increased $60.6 million with the average rate on interest earning assets decreasing by 11 basis points. The average balance of interest bearing liabilities remained relatively unchanged. Average savings deposits decreased by $52.8 million, while average time deposits increased by $86.7 million. The average rate on interest bearing liabilities decreased by 17 basis points. Average demand deposits continued to grow and increased by $47.0 million.

The increase in the net interest margin is due to the decline in interest rates on interest bearing liabilities combined with the movement of earning assets out of the investment portfolio and into higher yielding loans.

Non-Interest Income

The following table presents the components of non-interest income for the six and three months ended June 30, 1996 and 1995.

                                         Six months ended    Three months ended
                                              June 30,             June 30,
                                          1996      1995       1996      1995
                                        --------  --------   --------  ------
Trust income........................... $    515  $    440   $    255  $    220
Service charges on deposit accounts....    3,985     3,979      2,009     2,009
Gains on securities transactions, net..      573       551        241        14
Fees from mortgage servicing...........    1,968     1,686        953       879
Gains on sales of loans................      975       551        314       170
Other..................................    3,550     2,633      1,442     1,445
                                        --------  --------   --------  --------
     Total............................. $ 11,566  $  9,840   $  5,214  $  4,737
                                        ========  ========   ========  ========

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $11.0 million and $5.0 million for the six months and quarter ended June 30, 1996 compared with $9.3 million and $4.7 million for the same periods in 1995.

Fees from mortgage servicing increased by 16.7% for the six months ended June 30, 1996 and 8.4% for the three months ended June 30, 1996 in comparison to the same periods in 1995. This reflects the increase in the size of the serviced portfolio.

Gains on the sales of loans were $975 thousand for the first six months of 1996 compared to $551 thousand for the first six months of 1995. The gains recorded are primarily from the sale of SBA loans. In addition, Valley has begun selling its newly originated 30 year fixed-rate residential mortgage loans, with the exception of its bi-weekly fixed rate mortgages.

Other non-interest income increased $917 thousand to $3.6 million for the six months ended June 30, 1996. VNB recorded gains on the sale of REO property during 1996 of approximately $700 thousand compared to $300 thousand in 1995. In addition, fees on mortgage applications increased approximately $161 thousand during the six months ended June 30, 1996 in comparison to the same period in 1995.

Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 1996 and 1995.

                                         Six months ended    Three months ended
                                              June 30,             June 30,
                                          1996      1995       1996      1995
                                        --------  --------   --------  ------
Salary expense......................... $ 18,088  $ 17,045   $  9,162  $  8,393
Employee benefit expense...............    4,596     4,725      2,134     2,274
FDIC insurance premiums................    1,513     4,386        796     2,193
Occupancy and equipment expense........    7,523     6,722      3,846     3,312
Amortization of intangible assets......    1,543     1,204        780       598
Other..................................   12,147   *12,859      6,820    *7,932
                                        --------  --------   --------  --------
     Total............................. $ 45,410  $ 46,941   $ 23,538  $ 24,702
                                        ========  ========   ========  ========
         *Includes $2.4 million of one-time merger expenses.

Non-interest expense for the six months ended June 30, 1996 totalled $45.4 million, which includes approximately $600 thousand of expenses associated with a new co-branded credit card program (see discussion of this program on page 12 under the caption of Loan Portfolio). Non-interest expense for the six months ended June 30, 1995 includes $2.3 million of one-time merger expenses associated with the acquisition of Lakeland First Financial Group, Inc. ("Lakeland") on June 30, 1995. Excluding the expenses associated with the co-branded credit card program total non-interest expense was $44.8 million for the six months ended June 30, 1996 compared to $44.5 million before one-time merger expenses for the same period in 1995.

The largest component of non-interest expense is salary and employee benefit expense which totalled $22.7 million for the six months ended June 30, 1996 compared to $21.8 million for the same period of 1995. Included in salary and benefit expense for the six months ended June 30, 1996 is approximately $290 thousand of expense associated with the new co-branded credit card program. At June 30, 1996, full-time equivalent staff was 1,342, compared to 1,244 at June 30, 1995.

Insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") decreased by $2.9 million, or 65.5% to $1.5 million for the six months ended June 30, 1996. This reflects the reduction in insurance rates charged on Bank Insurance Fund ("BIF") deposits by the FDIC which began June 1, 1995. For deposits insured by the Savings Association Insurance Fund ("SAIF") rates did not drop. It is expected that the SAIF will be recapitalized during 1996 and that Valley will be required to pay a one-time special assessment. After this payment, it is anticipated that future premiums on these deposits will also be reduced from $0.23 to the legal minimum of $2,000. The one-time payment to the FDIC and the anticipated future reduction in premiums are based upon the legislative process over which Valley has no control. There can be no assurance that there will be a one-time assessment or premium reduction.

Occupancy and equipment expense increased 11.9% during the first six months of 1996 as compared to the same period in 1995. This increase is the result of costs related to a building purchased by VNB and from costs incurred for new equipment required to expand computer applications and improve customer service.

Amortization of intangibles increased 28% for the six months ended June 30, 1996. This increase represents additional amortization of purchased mortgage servicing rights due to growth in the serviced portfolio.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 1996 is 43.8%, one of the lowest in the industry, compared with an efficiency ratio of 43.6% for the year ended December 31, 1995. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.9% for the six months ended June 30, 1996. During the second quarter of 1995 VNB recorded a one-time tax expense of approximately $3.0 million for the recapture of the bad debt deduction upon the merger with Lakeland. Excluding this one-time tax expense, income tax expense as a percentage of pre-tax income was 35.7% for the six months ended June 30, 1995. The decreased percentage from 1995 to 1996 is attributable to a reduction in state income taxes due to business strategies employed.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

At June 30, 1996, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $636.5 million or a ratio of 1.36:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $542.3 million or a ratio of .18:1 and resulted in a negative gap. The total positive gap repricing within 365 days as of June 30, 1996 is $94.3 million or 1.04:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be give that Valley is not at risk from rate increases or decreases.

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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal fund sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. At June 30, 1996, liquid assets amounted to $1.3 billion, as compared to $1.5 billion at December 31, 1995. This represents 30.3% and 34.1% of earning assets, and 28.6% and 32.1% of total assets at June 30, 1996 and year-end 1995, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.07 billion at June 30, 1996 and year-end 1995, respectively, representing 71.2% and 70.6% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six month period ending June 30, 1996, proceeds from the sales of investment securities available for sale were $58.1 million, and proceeds of $172.7 million were generated from investment maturities. Purchases of investment securities for the same period were $155.0 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $482.6 million and $465.8 million, on average, for the six months ended June 30, 1996 and year ending December 31, 1995, respectively.

VNB also utilizes borrowings from the Federal Home Loan Bank of New York ("FHLB") as a source of funds for its asset growth and asset/liability management. These advances are collateralized by pledges of FHLB stock and blanket assignment of qualifying mortgage loans. As of June 30, 1996, Valley had outstanding advances of $40.5 million.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

The investment portfolio as of June 30, 1996 consisted of securities held to maturity of $249.9 million and $1.1 billion of securities available for sale, relatively unchanged from December 31, 1995. As of June 30, 1996 the investment securities available for sale had an unrealized loss of $6.4 million, net of deferred taxes, compared to an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 1995. This change was primarily due to a decrease in prices, resulting from an increasing interest rate environment.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of June 30, 1996 and December 31, 1995.

                                      June 30,       December 31,
                                       1996             1995

Commercial......................    $   375,416      $   351,885
Construction....................         76,331           73,664
Commercial mortgage.............        668,105          619,326
Residential mortgage............      1,023,386        1,017,453
Installment.....................        799,227          731,772
                                    -----------      -----------
                                      2,942,465        2,794,100
Less: unearned income...........           (250)            (925)
                                    -----------      -----------
  Total loans...................    $ 2,942,215      $ 2,793,175
                                    ===========      ===========

Residential mortgage loans represent 34.8% of the loan portfolio. Installment loans, including predominantly automobile loans, represent 27.2% of the loan portfolio.

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

During the second quarter of 1996, Valley announced the commencement of a co-branded credit card, the ShopRite MasterCard, to be issued by VNB. Valley anticipates that the ShopRite MasterCard, which is VNB's first co-branded credit card, will significantly expand VNB's outstanding credit cards and significantly increase its interest-bearing outstanding credit card balances.*

Valley anticipates that the ShopRite co-branded card program will have a positive affect on earnings in 1997, but the introduction of the co-branded program will have slight adverse affect on earnings over the remainder of 1996 since the substantial start-up expenses and charges will impact earnings in 1996 and 1997.* However, there can be no assurance that the co-branded card will have in 1997 a positive impact on earnings or the extent of any positive impact or that the adverse affect in 1996 will be slight.

Valley, commencing in 1995, began hiring employees for the program. As of June 1, 1996, VNB had hired approximately 40 persons for the program and VNB anticipates hiring a total of approximately 80 persons by 1997.*

NOTE: * The statements concerning the impact of VNB's co-branded program on Valley's earnings for 1996 and 1997, the estimated expenses and estimates of employees to be hired, as well as the increase in VNB's outstanding credit cards and interest bearing account balances, all are forward looking statements under the Private Securities Litigation Reform Act of 1995. The correctness of the estimates and forward looking statements depend upon a number of factors and the actual results may differ materially from Valley's estimates. While Valley has developed its estimates of the impact of the co-branded card program after taking into account what it considers to be relevant factors, the actual expenses and results may vary, depending upon a number of factors, including but not limited to the following: Valley will incur substantial costs associated with the generation of the new cards which will impact earnings in 1996 and 1997; that a significant percentage of the solicited customers will sign-up for the ShopRite MasterCard; that Valley will generate an estimated $75 million of interest-bearing receivables outstanding at the end of 1996 and $270 million of interest-bearing receivables outstanding at year-end 1997; that a significant portion of the new card holders will roll-over interest bearing balances from other credit cards; that a majority of the cardholders will not pay their outstanding balances in full each month; that the interest rate environment during 1996 and 1997 generally will remain at present levels so that the introductory rates will be profitable to VNB; that the co-branded agreement will continue; that the cardholders will generally maintain their cards with VNB for the anticipated life of the cards; that credit card losses and theft losses associated with these cards will not exceed the industry norms as presently experienced by VNB and similar card issuers, and other factors. Moreover, if VNB enters into other co- branded programs, the affects associated with the ShopRite MasterCard may be impacted by expenses and/or income from such other programs and VNB's earnings and expenses from all its other non-card activities will have more of an impact on Valley's total income and expenses than the co-branded program.

During March of 1996, VNB established a new subsidiary to which VNB contributed a significant portion of its residential real estate mortgages. The subsidiary owns and manages residential mortgage loans and securities. The utilization of this operating subsidiary has provided tax expense savings to VNB.

Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non-performing assets continued to decrease, and totalled $12.9 million at June 30, 1996 compared with $18.8 million at December 31, 1995, a decrease of $5.9 million or 31.4%. Non-performing assets at June 30, 1996 and December 31, 1995, respectively, amounted to 0.44% and .67% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-performing category totaled $9.2 million at June 30, 1996, compared to $8.1 million at December 31, 1995. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                    June 30,    December 31,
                                      1996          1995

Loans past due in excess of
  90 days and still accruing......  $  9,238      $  8,117
                                    --------      --------

Non-performing loans..............  $  7,590      $ 11,795
Other real estate owned...........     5,307         7,015
                                    --------      --------
  Total non-performing assets.....  $ 12,897      $ 18,810
                                    --------      --------

Troubled debt restructured loans..  $  5,418      $  5,209
                                    --------      --------

Non-performing loans as a
  % of loans......................     0.26%         0.42%
                                    --------      --------

Non-performing assets as a %
  of loans plus other real
  estate owned....................     0.44%         0.67%
                                    --------      --------

Allowance as a % of loans.........     1.41%         1.42%
                                    --------      --------

Allowance as a % of
  non-performing assets...........   321.13%       210.90%
                                    --------      --------

Asset Quality and Risk Elements

At June 30, 1996 the allowance for loan losses amounted to $41.4 million or 1.41% of loans, net of unearned income, as compared to $39.7 million or 1.42% at year-end 1995.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $4 thousand for the six months ended June 30, 1996 compared with net loan charge-offs of $1.1 million for the six months ended June 30, 1995.

Capital

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At June 30, 1996, shareholders' equity totalled $377.3 million or 8.3% of total assets, compared with $400.2 million or 8.7% at year-end 1995.

This decrease in shareholders' equity resulted from the repurchase of shares of Valley common stock for treasury purposes. Valley repurchased approximately 563,000 shares during 1995 and 820,000 shares in 1996 of which approximately 943,000 shares were used for the five percent stock dividend issued on May 17, 1996. The shares held in treasury at June 30, 1996 will continue to be used for employee benefit programs and other general corporate purposes.

Also contributing to this decrease in shareholder's equity was a change in the market value of securities available for sale. Included in shareholders equity at June 30, 1996 is a $6.4 million unrealized loss on investment securities available for sale, net of tax, compared to an unrealized gain of $3.7 million at December 31, 1995.

Valley's capital position at June 30, 1996 under risk-based capital guidelines was $379.5 million, or 12.8% of risk weighted assets, for Tier 1 capital and $416.4 million, or 14.1% for Total risk-based capital. The comparable ratios at December 31, 1995 were 13.9% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at June 30, 1996 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At June 30, 1996 and December 31, 1995, Valley was in compliance with the leverage requirement having a Tier I leverage ratio of 8.4% and 8.5%, respectively.

Book value per share amounted to $10.35 at June 30, 1996 compared with $10.66 per share at December 31, 1995.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 48.9% for the six months ended June 30, 1996, compared to 37.6% for the six month period ended June 30, 1995. Cash dividends declared for the first six months of 1996 amounted to $.49 per share, equivalent to a dividend payout ratio of 51.1%, compared to 62.4% for the same period in 1995. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue it current dividend policy of a quarterly distribution of earnings to its shareholders.

Valley issued a 5% common stock dividend on May 17, 1996 to shareholders of record on April 26, 1996.

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

                                                      PART II


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         (3)      Articles of Incorporation and By-Laws

                  Restated Certificate of Incorporation of the Registrant dated April 2, 1996.

         (10)     Material Contracts

                  No material contracts entered into or becoming effective in the Reporting Period.

         (27)     Financial Data Schedule

     b)  Reports on Form 8-K

     1) Filed April 9, 1996 to report a five percent common stock dividend issued May 17, 1996.

     2) Filed June 12, 1996 to announce the commencement of a co-branded credit card, the ShopRite MasterCard, to be issued by Valley National Bank.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




VALLEY NATIONAL BANCORP
(Registrant)



/s/Peter Southway
- -----------------
PETER SOUTHWAY
VICE CHAIRMAN


/s/ Alan D. Eskow
- -----------------
ALAN D. ESKOW
SENIOR VICE PRESIDENT
FINANCIAL ADMINISTRATION



DATED:  AUGUST 13, 1996

Exhibit (3)

                               AMENDMENT

                                 TO THE

                      CERTIFICATE OF INCORPORATION

                                   OF

                         VALLEY NATIONAL BANCORP


         Valley National Bancorp, a New Jersey corporation, pursuant to N.J.S.A. 14A:9-4, does hereby certify as follows:

         (a) The name of the corporation is: Valley National Bancorp (the "Corporation").

         (b) The Corporation is hereby amending its certificate of incorporation to increase to 75,000,000 the number of authorized shares of Common Stock. The existing "Article V" is amended to read in its entirety as follows:

          "The Corporation is authorized to issue 75,000,000 shares of common stock without nominal or par value."

        (c) The amendment was adopted and approved by the shareholders of the Corporation at the annual meeting of shareholders held April 2, 1996.

        (d)  At  the  record  date  for  such   meeting,   there  were  issued,
outstanding, and entitled to vote, 35,678,960 shares of Common Stock without par value. At the meeting 26,676,557 shares of Common Stock were voted for the amendment and 1,499,439 shares of Common Stock were voted against the amendment. There were no other classes of shares authorized.

     IN WITNESS WHEREOF, Gerald H. Lipkin, Chairman and Chief Executive Officer of Valley National Bancorp, has executed this Certificate on behalf of Valley National Bancorp on this 2nd day of April 1996.

                           VALLEY NATIONAL BANCORP

                           By: /s/ Gerald H. Lipkin
                           Gerald H. Lipkin, Chairman
                           and Chief Executive Officer