Form 10-Q
period 1996-09-30
VALLEY NATIONAL BANCORP
filed 1996-11-15
CIK 714310

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q


[X] Quarter Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996.

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

Common Stock (No par value), of which 36,367,214, shares were outstanding as of November 1, 1996.



                                 VALLEY NATIONAL BANCORP


                                          INDEX
                                                                   Page Number

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Statements of Financial Condition           3
                        September 30, 1996 and December 31, 1995
                        (Unaudited)
                  Consolidated Statements of Income                        4
                        Nine and Three Months Ended September 30, 1996
                        and 1995 (Unaudited)
                  Consolidated Statements of Cash Flows                    5
                        Nine Months Ended September 30, 1996 and 1995
                        (Unaudited)
                  Notes to Consolidated Financial Statements               6


         Item 2.  Management's Discussion and Analysis of                  7-14
                        Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.                         15


SIGNATURES                                                                 16

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(Unaudited)
($ in thousands)

                                                 September 30,    December 3l,
                                                     1996             1995

Assets

Cash and due from banks                          $   135,589      $   167,349
Federal funds sold                                           --       108,500
Investment securities held to maturity,
 fair value of $221,957 and $270,622 in 1996
 and 1995, respectively                              222,005          266,354
Investment securities available for sale           1,049,069        1,146,285
Loans, net of unearned income                      3,085,213        2,793,175
Less:  Allowance for possible loan losses            (41,798)         (39,670)
                                                 ------------     -------------
Loans, net                                         3,043,415        2,753,505
                                                   ----------      -----------
Premises and equipment, net                           61,601           58,053
Due from customers on acceptances outstanding            546              838
Accrued interest receivable                           27,306           30,450
Other assets                                          65,520           54,477
                                                 -------------    -------------
  Total assets                                    $4,605,051       $4,585,811
                                                    ==========       ==========

Liabilities

Deposits:
  Non-interest bearing deposits                 $    555,791      $  542,229
  Interest bearing:
    Savings                                        1,674,693       1,699,871
    Time                                           1,840,137       1,841,773
                                                 ------------     ----------
      Total deposits                               4,070,621       4,083,873
                                                 ------------     ----------

Federal funds purchased and securities sold under
  repurchase agreements                               29,580         26,921
Treasury tax and loan account                         37,895         10,524
Other borrowings                                      36,671         28,679
Bank acceptances outstanding                             546            838
Accrued expenses and other liabilities                47,321         34,739
                                                --------------   ------------
  Total liabilities                                4,222,634      4,185,574
                                                  ------------     ----------

Shareholders' Equity

Common stock, no par value, authorized
 75,000,000 shares, issued 36,678,753
 shares in 1996 and 35,889,721 in 1995                20,440        20,025
Surplus                                              238,870       216,377
Retained earnings                                    136,599       162,012
Unrealized gain(loss) on investment
 securities available for sale, net of tax            (4,739)        3,733
Translation adjustment                                     8          --
                                                  ----------       --------
                                                     391,178       402,147
Treasury stock, at cost (312,004 common
 shares in 1996 and 107,413 shares in 1995)           (8,761)       (1,910)
                                                  ----------       -----------
  Total shareholders' equity                         382,417       400,237
                                                  ----------       -----------
    Total liabilities and shareholders' equity    $4,605,051       $4,585,811


                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)


                                              Nine Months Ended  Three Months Ended     Three Months Ended
                                                September 30,      September 30,            September 30,
                                                     1996              1995             1996              1995
                                                 ------------      ------------     ------------      ---------
Interest Income
Interest and fees on loans                         $   181,741       $   167,797      $    63,913       $      56,890
Interest and dividends on
  investment securities:
  Taxable                                               49,302            57,345           15,865              18,235
  Tax-exempt                                             9,727            10,491            3,091               3,373
  Dividends                                                595               484              243                 140
Interest on federal funds sold
  and other short term investments                       2,578             1,446              731                 566
                                                      -------------    --------------    -------------    ----------------
  Total Interest Income                                243,943           237,563           83,843              79,204
                                                     ------------      ------------      -----------      --------------

Interest Expense
Interest on deposits:
  Savings                                               29,961            34,973          10,279              10,766
  Time                                                  74,985            68,202          25,409              23,880
Interest on federal funds purchased
 and securities sold under repurchase
 agreements                                                820             2,337             285                 581
Interest on other short-term borrowings                    509               575             202                 205
Interest on other borrowings                             1,825             1,404             634                 412
                                                     --------------     --------------  --------------    -----------------
  Total Interest Expense                               108,100           107,491          36,809              35,844
                                                     ------------           --------    ------------     ---------------
Net interest income                                    135,843           130,072          47,034              43,360
Provision for possible loan losses                       2,095             2,069             345                 600
                                                      -------------    -------------    --------------    -----------------
Net interest income after
  provision for possible loan losses                   133,748           128,003          46,689              42,760
                                                        -----------    -------------       ---------      --------------

Non-Interest Income
Trust income                                               770               660             255                 220
Service charges on deposit accounts                      6,004             5,949           2,019               1,970
Gains on securities transactions, net                      834             1,471             262                 920
Fees from mortgage servicing                             2,942             2,802             974               1,116
Gains on sales of loans                                  1,334               636             358                  85
Other                                                    5,368             4,258           1,818               1,624
                                                     --------------    ---------------  --------------    ---------------
  Total Non-Interest Income                             17,252            15,776           5,686               5,935
                                                     -------------     --------------   --------------    --------------

Non-Interest Expense
Salaries expense                                        27,581            25,436           9,493               8,391
Employee benefit expense                                 6,627             6,715           2,031               1,991
FDIC insurance premiums                                  8,633             4,917           7,121                 530
Occupancy and equipment expense                         11,251            10,264           3,727               3,542
Amortization of intangible assets                        2,290             2,007             748                 804
Other                                                   20,324            18,506           8,177               5,640
                                                     -------------     -------------    --------------     -------------
  Total Non-Interest Expense                            76,706            67,845          31,297              20,898
                                                     -------------     -------------    -------------      ------------

Income before income taxes                              74,294            75,934          21,078              27,797
Income tax expense                                      24,747            29,877           6,706               9,687
                                                     -------------     -------------    --------------    --------------
Net Income                                           $  49,547      $     46,057     $    14,372      $       18,110
                                                     ============      ============     ============      ============
Net Income per share                                 $    1.35    $         1.23   $        0.40    $           0.48
                                                     ==============    ==============   ==============    ===============
Weighted average shares outstanding                 36,792,418        37,363,889        36,377,502        37,525,375


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                           1996           1995
                                                      ----------       --------
Cash flows from operating activities:
  Net income                                           $   49,547     $ 46,057
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of intangible assets      5,343        5,854
    Amortization of compensation costs pursuant to
      long term stock incentive plan                          335          240
    Provision for possible loan losses                      2,095        2,069
    Net amortization of premiums                            3,066        3,784
    Net gains on securities transactions                     (834)      (1,471)
    Gains on sales of loans                                (1,334)        (636)
    Proceeds from recoveries on charged-off loans           3,874        2,059
    Net increase in accrued interest receivable and
     other assets                                           (3,601)     (7,664)
    Net increase in accrued expenses and other
     liabilities                                            12,409       2,291
    Net increase in shareholders' equity due to
     acquisition of American Union Bank                       --         4,425
    Adjustment for the pooling of a company with a
     different fiscal year end                                --          (741)

      Net cash provided by operating activities:            70,900      56,267
                                                          ---------   --------
Cash flows from investing activities:
  Proceeds from maturing investment securities held
      to maturity                                          62,103      115,512
  Purchases of investment securities held to maturity     (25,066)     (48,535)
  Proceeds from sales of investment securities
      available for sale                                   72,113       74,376
  Proceeds from maturing investment securities
      available for sale                                  190,820       58,628
  Purchases of investment securities available for sale  (175,017)     (63,547)
  Purchases of mortgage servicing rights                     (655)      (3,902)
  Net decrease(increase) in federal funds sold and
      other short term investments                        108,500      (10,000)
  Net increase in loans made to customers                (294,548)    (113,834)
  Purchases of premises and equipment, net of sales        (6,614)     (10,875)
  Net decrease in due from customers on acceptances
      outstanding                                             292          870
                                                        ----------     ---------
    Net cash used in investing activities:                (68,072)      (1,307)
                                                         ---------     ---------
Cash flows from financing activities:
  Net increase(decrease) in deposits                      (13,252)      13,867
  Net increase(decrease) in federal funds purchased
    and other short term borrowings                        30,030      (50,675)
  Advances of other borrowings                             20,000          --
  Repayments of other borrowings                          (12,008)      (4,038)
  Net decrease in bank acceptances outstanding               (292)        (870)
  Dividends paid to common shareholders                   (26,891)     (22,161)
  Addition of common shares to treasury                   (32,267)      (4,005)
  Common stock issued, net of cancellations                    92        2,679
                                                        ----------    ----------
    Net cash used in financing activities:                (34,588)     (65,203)
                                                         ---------    ----------
Net decrease in cash and due from banks                   (31,760)     (10,243)
Cash and due from banks at beginning of period            167,349      168,071
                                                         ---------   ----------
Cash and due from banks at end of period                 $135,589    $ 157,828
                                                         --------     ---------
Cash paid during the period for:
  Interest on deposits and other borrowings              $109,124    $ 103,465
  Federal and state income taxes                        $  25,986   $   38,214

See accompanying notes to consolidated financial statements.




                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented have been made.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On September 13, 1996 Valley signed a definitive merger agreement with Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus. Midland Bank has total assets of $426.2 million and deposits of $389.0 million, with 13 branches located in Bergen County, New Jersey. The transaction is scheduled to close by the end of the first quarter of 1997 and will be accounted for using the pooling of interests method of accounting. The merger agreement provides that 30 shares of Valley common stock will be exchanged for each share of Midland common stock. There were 125,258 shares of Midland common stock outstanding as of September 30, 1996. Valley and Midland also entered into a separate stock option agreement which gives Valley the option to purchase 35,000 shares of common stock of Midland, which can be exercised under certain circumstances, if the transaction does not close.

Earnings Summary

Net income for the nine months ended September 30, 1996 was $49.5 million, or $1.35 per share after a one-time FDIC assessment of $3.8 million or $0.10 per share after tax, to recapitalize the Savings Association Insurance Fund (SAIF), as mandated by Congress. These results compare to net income of $46.1 million, or $1.23 per share for the same period in 1995 after non-recurring merger expenses of approximately $5.3 million or $0.14 per share after tax. Net income before these one-time non-recurring expenses were $53.3 million or $1.45 per share for the nine month period ended September 30, 1996, an increase of $1.9 million or 3.7% compared to the same period in 1995.

The increase in net income for the nine months ended September 30, 1996, after adjusting for the one-time non-recurring expenses for each year, can be attributed to an increase in net interest income of $5.8 million, an increase in other non-interest income of $1.1 million and a decrease in FDIC insurance expense of $2.7 million, offset by a $2.1 million increase in salary expense, a $1.0 million increase in occupancy expense, and a $4.1 million increase in other non-interest expense.

Net income for the three months ended September 30, 1996 was $14.4 million or $0.40 per share after the one-time FDIC assessment of $3.8 million or $0.10 per share after tax. These results compare to net income of $18.1 million, or $0.48 per share for the same period in 1995.

Net income for the three months ended September 30, 1996 before the one-time FDIC assessment was $18.1 million, or $0.50 per share. These results compare to net income of $18.1 million or $0.48 per share for the same three month period in 1995. Net income for the quarter ended September 30, 1996 was negatively impacted by the costs of initiating the Shop-Rite co-branded credit card program.

Net Interest Income

Net interest income on a tax equivalent basis increased to $141.7 million from $136.4 million for the nine months ended September 30, 1996 as compared to the same period in 1995, and also increased to $48.9 million from $45.4 million for the three months ended September 30, 1996 as compared to the same three month period of 1995. The net interest margin increased to 4.39% and 4.51% for the nine month period and quarter ended September 30, 1996 compared to 4.33% and 4.35% for the same periods in 1995. This increase includes the effect of loan recovery income during the first and third quarters of 1996.

Average interest earning assets increased $100.9 million during the nine months ended September 30, 1996. This increase was mainly the result of increased automobile, credit card and commercial mortgage loan volume. The average rate on loans remained relatively unchanged at 8.46%, however, the increase in average loans of $214.3 million caused interest income on loans to increase by $13.9 million for the first nine months of 1996 as compared to the same period in 1995. The average balance of investment securities for the nine months ended September 30, 1996 decreased $149.9 million from the amount in the portfolio for the same period in 1995, causing income on investments to decline $9.1 million. The average balance of interest-bearing liabilities increased $42.6 million while the average rate decreased 2 basis points to 3.99% for the nine months ended September 30, 1996 in comparison to the same period in 1995.

For the three month period ended September 30, 1996 as compared to the same period in 1995, interest earning assets increased $162.7 million with the average rate on interest earning assets increasing by 11 basis points. The average balance of interest bearing liabilities increased $119.2 million. Average savings deposits decreased by $19.6 million, while average time deposits increased by $144.5 million. The average rate on interest bearing liabilities decreased by 2 basis points. Average demand deposits continued to grow and increased by $56.1 million.

The increase in the net interest margin is due mainly to the movement of earning assets out of the investment portfolio and into higher yielding loans.

Non-Interest Income

The following table presents the components of non-interest income for the nine and three months ended September 30, 1996 and 1995.

                                     Nine months ended       Three months ended
                                         September 30,           September 30,
                                    1996           1995        1996       1995
                                   ------         --------   --------   -------

Trust income                        $    770     $    660    $   255   $   220
Service charges on deposit accounts    6,004        5,949      2,019     1,970
Gains on securities transactions, net    834        1,471        262       920
Fees from mortgage servicing           2,942        2,802        974     1,116
Gains on sales of loans                1,334          636        358        85
Other                                  5,368        4,258      1,818     1,624
                                   ----------    ---------   --------  -------
   Total                             $17,252      $15,776    $ 5,686   $ 5,935
                                      =======     ========   ========= ========


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $16.4 million and $5.4 million for the nine months and quarter ended September 30, 1996 compared with $14.3 million and $5.0 million for the same periods in 1995.

Gains on the sales of loans were $1.3 million for the first nine months of 1996 compared to $636 thousand for the first nine months of 1995. The gains recorded are primarily from the sale of SBA loans.

Other non-interest income increased $1.1 million to $5.4 million for the nine months ended September 30, 1996. VNB recorded gains on the sale of REO property during 1996 of approximately $855 thousand compared to $133 thousand in 1995. In addition, credit card fees increased approximately $291 thousand during the nine months ended September 30, 1996 in comparison to the same period in 1995.

Non-Interest Expense

The following table presents the components of non-interest expense for the nine and three months ended September 30, 1996 and 1995.


                                      Nine months ended      Three months ended
                                         September 30,          September 30,
                                      1996         1995      1996          1995
                                   ----------    --------   ---------   --------

Salary expense                      $ 27,581    $  25,436   $  9,493   $  8,391
Employee benefit expense               6,627        6,715      2,031      1,991
FDIC insurance premiums              **8,633        4,917    **7,121        530
Occupancy and equipment expense       11,251       10,264      3,727      3,542
Amortization of intangible assets      2,290        2,007        748        804
Other                                 20,324      *18,506      8,177      5,640
                                    --------    ---------    ---------  --------
     Total                          $ 76,706     $ 67,845   $ 31,297    $ 20,898
                                     ========     ========   ========   ========

           *Includes $2.4 million of one-time merger expenses.
         **Includes $6.4 million of one-time FDIC assessment.

Non-interest expense for the nine months ended September 30, 1996 totalled $76.7 million, which includes approximately $2.6 million of expenses associated with a new co-branded credit card program (see discussion of this program on page 12 under the caption of Loan Portfolio) and a $6.4 million one-time FDIC assessment. Non-interest expense for the nine months ended September 30, 1995 includes $2.4 million of one-time merger expenses associated with the acquisition of Lakeland First Financial Group, Inc. ("Lakeland") on June 30, 1995. Excluding the expenses associated with the co-branded credit card program and one-time FDIC assessment total non-interest expense was $67.7 million for the nine months ended September 30, 1996 compared to $65.5 million before one-time merger expenses for the same period in 1995, an increase of 3.5%.

The largest component of non-interest expense is salary and employee benefit expense which totalled $34.2 million and $11.5 million for the nine and three months ended September 30, 1996, which increased 6.4% and 11.0%, respectively, in comparison to the same periods in 1995. Included in salary and benefit expense for the nine and three months ended September 30, 1996 is approximately $510 thousand and $220 thousand of expense associated with the new co-branded credit card program. The increase in salary and benefit expense can also be attributed to the expansion of products and services offered by VNB. At September 30, 1996, full-time equivalent staff was 1,352 compared to 1,251 at September 30, 1995.

The Savings Association Insurance Fund ("SAIF") was recapitalized in the third quarter of 1996. Congress mandated a one-time special assessment. Included in the third quarter results is a $6.4 million one-time required payment. The anticipated future reduction in SAIF deposit premiums is based upon the legislative process over which Valley has no control. There can be no assurance that there will be a premium reduction. However, Valley does expect that its FDIC insurance premiums in 1997 will be less than recorded in 1996 before the one-time SAIF assessment. Excluding this one time payment, insurance premiums decreased by $2.7 million for the nine months ended September 30, 1996 in comparison to the same period in 1995. This reflects the reduction in insurance rates charged on Bank Insurance Fund ("BIF") deposits by the FDIC which began June 1, 1995.

Occupancy and equipment expense increased 9.6% during the first nine months of 1996 as compared to the same period in 1995. This increase is the result of costs related to a building purchased by VNB and from costs incurred for new equipment required to expand computer applications and improve customer service.

Amortization of intangibles increased 14% for the nine months ended September 30, 1996. This increase represents additional amortization of purchased mortgage servicing rights due to growth in the serviced portfolio. The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 1996 is 44.5%, one of the lowest in the industry, compared with an efficiency ratio of 43.6% for the year ended December 31, 1995. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.3% for the nine months ended September 30, 1996. During the second quarter of 1995 VNB recorded a one-time tax expense of approximately $3.0 million for the recapture of the bad debt deduction upon the merger with Lakeland. Excluding this one-time tax expense, income tax expense as a percentage of pre-tax income was 35.4% for the nine months ended September 30, 1995. The decreased percentage from 1995 to 1996 is attributable to non-deductible merger expenses in 1995 as well as a reduction in state income taxes due to business strategies employed.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

At September 30, 1996, rate sensitive assets exceeded rate sensitive liabilities at the 90 day interval and resulted in a positive gap of $614.3 million or a ratio of 1.36:1. Rate sensitive liabilities exceeded rate sensitive assets at the 91 to 365 day interval by $477.6 million or a ratio of .33:1 and resulted in a negative gap. The total positive gap repricing within 365 days as of September 30, 1996 is $136.7 million or 1.06:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be give that Valley is not at risk from rate increases or decreases.

The above gap results take into account repricing and maturities of assets and liabilities, but fail to consider the interest rate sensitivities of those asset and liability accounts. Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to this computer model, an interest rate increase of 300 basis points and a decrease of 100 basis points resulted in a minimal impact on future net interest income which is consistent with target levels contained in Valley's Asset/Liability Policy. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal fund sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. At September 30, 1996, liquid assets amounted to $1.2 billion, as compared to $1.5 billion at December 31, 1995. This represents 28.0% and 34.1% of earning assets, and 26.5% and 32.1% of total assets at September 30, 1996 and year-end 1995, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.1 billion at September 30, 1996 and year-end 1995, respectively, representing 70.0% and 70.6% of average earning assets. Short term borrowings and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources during periods when growth in the core deposit base does not keep pace with that of earning assets. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine month period ending September 30, 1996, proceeds from the sales of investment securities available for sale were $72.1 million, and proceeds of $252.9 million were generated from investment maturities. Purchases of investment securities for the same period were $200.1 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $525.1 million and $465.8 million, on average, for the nine months ended September 30, 1996 and year ending December 31, 1995, respectively.

VNB also utilizes borrowings from the Federal Home Loan Bank of New York ("FHLB") as a source of funds for its asset growth and asset/liability management. These advances are collateralized by pledges of FHLB stock and a blanket assignment of qualifying mortgage loans. As of September 30, 1996, Valley had outstanding advances of $36.5 million.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

The investment portfolio as of September 30, 1996 consisted of securities held to maturity of $222.0 million and $1.0 billion of securities available for sale, down $141.6 million from December 31, 1995. As of September 30, 1996 the investment securities available for sale had an unrealized loss of $4.7 million, net of deferred taxes, compared to an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 1995. This change was primarily due to a decrease in prices, resulting from an increasing interest rate environment.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of September 30, 1996 and December 31, 1995.

                                            September 30,         December 31,
                                                  1996               1995

Commercial                                  $     381,593         $   351,885
Construction                                       83,617              73,664
                                            ---------------       -------------
         Total commercial loans             $     465,210         $   425,549

Residential mortgage                              862,026             854,715
Commercial mortgage                               670,498             619,326
                                            -------------         ------------
         Total mortgage loans               $   1,532,524         $ 1,474,041

Home equity                                       158,763             162,738
Credit card                                       115,505              21,617
Automobile                                        742,444             650,300
Other consumer                                     70,880              59,855
                                            -------------         -------------
         Total consumer loans               $   1,087,592         $   894,510

Less: unearned income                                (113)               (925)
                                            --------------        -------------

         Total loans                        $   3,085,213         $ 2,793,175
                                            ==========             ==========

As a percent of total loans:

Commercial loans                                    15.1%               15.2%
Mortgage loans                                      49.7                52.8
Consumer loans                                      35.2                32.0
                                            --------------         ------------
         Total loans                               100.0%              100.0%
                                            =============           ===========

During the second quarter of 1996, Valley announced the commencement of a co-branded credit card, the ShopRite MasterCard, to be issued by VNB. Valley anticipates that the ShopRite MasterCard, which is VNB's first co-branded credit card, will significantly expand VNB's outstanding credit cards and significantly increase its interest-bearing outstanding credit card balances.*

Valley anticipates that the ShopRite co-branded card program will have a positive effect on earnings in 1997, but the introduction of the co-branded program will have an adverse effect on earnings over the remainder of 1996 since the substantial start-up expenses, along with fraud losses, lost and stolen expenses and other charges will impact earnings in 1996 and 1997.* However, there can be no assurance that the co-branded card will have a positive impact on earnings in 1997 or the extent of any positive impact or the extent of any adverse effect in 1996.

NOTE: * The statements concerning the impact of VNB's co-branded program on Valley's earnings for 1996 and 1997 and the estimated expenses, as well as the increase in VNB's outstanding credit cards and interest bearing account balances, all are forward looking statements under the Private Securities Litigation Reform Act of 1995. The correctness of the estimates and forward looking statements depend upon a number of factors and the actual results may differ from Valley's estimates. While Valley has developed its estimates of the impact of the co-branded card program after considering relevant factors, actual expenses and results may vary, including but not limited to the following: Costs associated with the generation of the new cards will impact earnings in 1996 and could impact earnings in 1997; a significant percentage of the solicited customers will sign-up for the ShopRite MasterCard; Valley will generate a significant amount of interest-bearing receivables outstanding at the end of 1996 and 1997; a significant portion of the new card holders will roll-over interest bearing balances from other credit cards; a majority of the cardholders will not pay their outstanding balances in full each month; the interest rate environment during 1996 and 1997 will remain at present levels so the introductory rates will meet VNB's profit objectives; the co-branded agreement will continue; the cardholders will maintain their cards with VNB for their anticipated life; credit card losses and theft and fraud losses will not exceed the industry norms, and other factors impacting credit card profits. Moreover, if VNB enters into other co-branded programs, the effects associated with the ShopRite MasterCard may be impacted by expenses and/or income from such other programs and VNB's earnings and expenses from all its other non-card activities will have more of an impact on Valley's total income and expenses than the co-branded program.

Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non-performing assets continued to decrease, and totalled $12.7 million at September 30, 1996 compared with $18.8 million at December 31, 1995, a decrease of $6.1 million or 32.4%. Non-performing assets at September 30, 1996 and December 31, 1995, respectively, amounted to 0.41% and .67% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-performing asset category increased to $9.7 million at September 30, 1996, compared to $8.1 million at December 31, 1995. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                                September 30,    December 31,
                                                     1996            1995
Loans past due in excess of
  90 days and still accruing                      $   9,707        $   8,117
                                                  ---------        ---------
Non-performing loans                              $   7,609        $  11,795
Other real estate owned                               5,102            7,015
                                                  ---------         --------
  Total non-performing assets                     $  12,711         $ 18,810
                                                   --------         --------
Troubled debt restructured loans                  $   5,391        $   5,209
                                                  ---------        ---------
Non-performing loans as a % of loans                   0.25%            0.42%
                                                  ---------         -------
Non-performing assets as a % of loans
 plus other real estate owned                          0.41%            0.67%
                                                  ----------       ---------
Allowance as a % of loans                              1.35%            1.42%
                                                  ----------       ---------
Allowance as a % of non-performing assets            328.83%          210.90%
                                                    -------           ------

Allowance for Loan Losses

At September 30, 1996 the allowance for loan losses amounted to $41.8 million or 1.35% of loans, net of unearned income, as compared to $39.7 million or 1.42% at year-end 1995.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan recoveries were $33 thousand for the nine months ended September 30, 1996 compared with net loan charge-offs of $4.0 million for the nine months ended September 30, 1995.

Capital

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At September 30, 1996, shareholders' equity totalled $382.4 million or 8.3% of total assets, compared with $400.2 million or 8.7% at year-end 1995.

This decrease in shareholders' equity resulted from the repurchase of shares of Valley common stock for treasury purposes. Valley repurchased approximately 1,207,000 shares in 1996 of which approximately 943,000 shares were used for the five percent stock dividend issued on May 17, 1996. The shares held in treasury at September 30, 1996 will continue to be used for stock dividends, employee benefit programs and other general corporate purposes.

Also contributing to this decrease in shareholder's equity was a change in the market value of securities available for sale. Included in shareholders equity at September 30, 1996 is a $4.7 million unrealized loss on investment securities available for sale, net of tax, compared to an unrealized gain of $3.7 million at December 31, 1995.

Valley's capital position at September 30, 1996 under risk-based capital guidelines was $383.1 million, or 12.4% of risk weighted assets, for Tier 1 capital and $421.6 million, or 13.7% for Total risk-based capital. The comparable ratios at December 31, 1995 were 13.9% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at September 30, 1996 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The decrease in risk-based capital ratios can be attributed to the shift in assets from lower risk weight investments to higher risk weight loans.

The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. Valley was in compliance with the leverage requirement having a Tier I leverage ratio of 8.4% at both September 30, 1996 and December 31, 1995.

Book value per share amounted to $10.52 at September 30, 1996 compared with $10.66 per share at December 31, 1995.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 45.4% for the nine months ended September 30, 1996, compared to 42.6% for the nine month period ended September 30, 1995. Cash dividends declared for the first nine months of 1996 amounted to $.74 per share, equivalent to a dividend payout ratio of 54.6%, compared to 57.3% for the same period in 1995. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue it current dividend policy of a quarterly distribution of earnings to its shareholders.

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers that occur after December 31, 1996, and will be applied prospectively. Valley does not expect the adoption of SFAS No. 125 to have a material effect on its future financial position or results of operations.

                                      PART II


Item 6.   Exhibits and Reports on Form 8-K

          a)    Exhibits

                (10) Material Contracts Executed or Becoming Effective During the Period

                       Agreement and Plan of Merger, dated as of September 13, 1996, by and among Valley National Bancorp,("Valley"), Valley National Bank, Midland Bancorporation, Inc. ("Midland") and the Midland Bank & Trust Company incorporated herein by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 20, 1996.

                       Stock Option Agreement, dated September 13, 1996, by and between Valley and Midland, incorporated herein by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 20, 1996.

                (27)   Financial Data Schedule

          b)    Reports on Form 8-K

                1) Filed September 20, 1996 to report the signing of the Agreement and Plan of Merger dated September 13, 1996 between Valley National Bancorp and Midland Bancorporation, Inc. and to report the rescinding of its previously announced treasury stock repurchase program.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       VALLEY NATIONAL BANCORP
            (Registrant)


/s/ PETER SOUTHWAY
-----------------------------------
PETER SOUTHWAY
VICE CHAIRMAN

/s/ ALAN D. ESKOW
-----------------------------------
ALAN D. ESKOW
SENIOR VICE PRESIDENT
FINANCIAL ADMINISTRATION





DATE:    NOVEMBER 13,  1996