Form 10-K/A
period 1995-12-31
VALLEY NATIONAL BANCORP
filed 1997-02-20
CIK 714310

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549
                                                ---------------------
                                                    FORM 10-K/A-1

(Mark One)
  [   ]                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        For the fiscal year ended December 31, 1995

  [   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from             to

                                     Commission File Number 0-11179

                                        ---------------------------

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

There were 35,713,374 shares of Common Stock outstanding at January 31, 1996.

                                    INTRODUCTION

This Form 10-K/A-1 amends the Company's Annual Report on Form 10-K filed on February 29, 1996 and previously amended on March 13, 1996. This amendment includes the Independent Auditors' Report and Consent of Radics & Co., LLC as required by Item 8 and Item 14(c) of Form 10-K.


Item 8.           Financial Statements and Supplementary Data

                  Independent Auditors' Report.


To The Board of Directors and Stockholders
Lakeland First Financial Group, Inc.

We have audited the consolidated statement of income of Lakeland First Financial Group, Inc. for the year ended June 30, 1994. This consolidated financial statement is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the results of operations of Lakeland First Financial Group, Inc. for the year ended June 30, 1994, in conformity with generally accepted accounting principles.

                                                  RADICS & CO., LLC

                                                  /s/ Radics & Co., LLC

July 22, 1994

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

    (c)           Exhibits

                  (23)     Consents of Experts and Counsel

                           Consent of Radics & Co., LLC


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VALLEY NATIONAL BANCORP


Dated:            February 20, 1997          By:  /s/ Alan D. Eskow
                                                  Alan D. Eskow
                                                  Senior Vice President and
                                                  Principal Accounting Officer



                                         INDEX TO EXHIBITS

Exhibit No.                                 Description

   23                                       Consent of Radics & Co., LLC

Exhibit 23

                                           INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Valley National Bancorp:

We consent to incorporation by reference in the Registration Statements
No. 33-52809 and No. 33-56933 on Forms S-8 and the Registration Statement
No. 33-36585 on Form S-3 of Valley National Bancorp of our report dated
July 22, 1994, relating to the consolidated statement of income of Lakeland First Financial Group, Inc. for the year ended June 30, 1994, which report appears in the amended December 31, 1995 Annual Report on Form 10-K of Valley National Bancorp.

                                            RADICS & CO., LLC

                                            /s/ Radics & Co., LLC

Pine Brook, New Jersey
February 20, 1997