Form 10-K405
period 1996-12-31
VALLEY NATIONAL BANCORP
filed 1997-02-28
CIK 714310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
        ----------------------------  -------------------------------------------------------
         Common Stock, no par value                New York Stock Exchange, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $844,879,000 on December 31, 1996.

     There were 36,407,574 shares of Common Stock outstanding at January 31,
1997.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Definitive Proxy Statement (the "1997 Proxy Statement") for the 1997 Annual Meeting of shareholders to be held April 2, 1997 will be incorporated by reference in Part III.
================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
  PART I
  Item 1.     Business..................................................................     1
  Item 2.     Properties................................................................     5
  Item 3.     Legal Proceedings.........................................................     6
  Item 4.     Submission of Matters to a Vote of Security Holders.......................     6
  Item 4A.    Executive Officers of the Registrant......................................     6

  PART II
  Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.....     7
  Item 6.     Selected Financial Data...................................................     7
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................     8
  Item 8.     Financial Statements and Supplementary Data:
              Valley National Bancorp and Subsidiaries:
              Consolidated Statements of Income.........................................    26
              Consolidated Statements of Financial Condition............................    27
              Consolidated Statements of Changes in Shareholders' Equity................    28
              Consolidated Statements of Cash Flows.....................................    29
              Notes to Consolidated Financial Statements................................    30
              Independent Auditors' Report..............................................    52
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................    52

  PART III
  Item 10.    Directors and Executive Officers of the Registrant........................    53
  Item 11.    Executive Compensation....................................................    53
  Item 12.    Security Ownership of Certain Beneficial Owners and Management............    53
  Item 13.    Certain Relationships and Related Transactions............................    53

  PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    53
  Signatures............................................................................    55

                                     PART I

ITEM 1.  BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 1996, Valley had consolidated total assets of $4.7 billion, total deposits of $4.2 billion, and total shareholders' equity of $396.5 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 81 branch offices located in northern New Jersey. These services include the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits; and full personal and corporate trust services, as well as pension and fiduciary services.

     VNB has seven wholly-owned subsidiaries which include a mortgage servicing company, a real estate company which holds and disposes of real estate which VNB may acquire through foreclosure, an investment company which holds, maintains and manages investment assets for VNB, an investment banking company which offers investment banking services to middle market companies, a subsidiary which owns and manages residential mortgage loans, a subsidiary which owns and services auto loans and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB.

RECENT DEVELOPMENTS

     During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $148.9 million of credit card balances outstanding at December 31, 1996, approximately $129.1 million are the result of this co-branded credit card program.

     On September 13, 1996 Valley signed a definitive merger agreement with Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. At December 31, 1996 Midland had total assets of $438.9 million and deposits of $401.6 million, with 13 branches located in Bergen County, New Jersey. The transaction is expected to be consummated on or about March 1, 1997. The transaction will be accounted for using the pooling of interests method of accounting, and will result in the issuance of approximately 3,775,000 shares of Valley common stock. Each share of common stock of Midland will be exchanged for 30 shares of Valley common stock.

     VNB established a finance company in Toronto, Canada. The new finance company, which became operational in the first quarter of 1996, makes consumer loans, primarily auto loans, in several provinces in Canada.

     During March of 1996, VNB established a new subsidiary to which VNB contributed a significant portion of its residential real estate mortgages. The subsidiary owns and manages residential mortgage loans.

     VNB formed a new subsidiary in New York State during the fourth quarter of 1996 to which VNB contributed a substantial amount of its automobile loans. This subsidiary owns and manages automobile loans.

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

EMPLOYEES

     At year-end 1996, VNB and its subsidiaries employed 1,396 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

     On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state.

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

DIVIDEND LIMITATIONS

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result in part from dividends paid to Valley by VNB. Payment of dividends to the Company by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. Under this limitation, VNB could declare dividends in 1997 without prior approval of the OCC of up to $27,879,000 plus an amount equal to VNB's net profits for 1997 to the date of such dividend declaration. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

     FIRREA also imposes certain independent appraisal requirements upon a bank's real estate lending activities and further imposes certain loan-to-value restrictions on a bank's real estate lending activities. The bank regulators have promulgated regulations in these areas.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

BIF PREMIUMS AND RECAPITALIZATION OF SAIF

     VNB is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). VNB has approximately $1.2 billion of deposits at December 31, 1996, with respect to which VNB pays SAIF insurance premiums.

     For the first three quarters of 1995, both SAIF-member institutions and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories.

     The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. As a result of the Funds Act, Valley paid a special assessment of $6.4 million for its SAIF deposits which it accrued in the third quarter of 1996. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. Oaker deposits will be treated as SAIF deposits for purposes of the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

ITEM 2.  PROPERTIES

     VNB's corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial and retail lending, the operations and data processing center, and the executive offices of both Valley and VNB. Two of the three buildings are owned by VNB and the other building is leased.

     VNB provides banking services at 81 locations of which 41 locations are owned and 40 locations are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                     AGE AT
                                  DECEMBER 31,      EXECUTIVE OFFICER
            NAMES                     1996                SINCE                        OFFICE
------------------------------  -----------------   -----------------   -------------------------------------
Gerald H. Lipkin..............      55                 1975             Chairman of the Board, President and
                                                                        Chief Executive Officer of Valley and
                                                                        VNB
Peter Southway................      62                 1965             Vice Chairman of Valley and VNB
Peter Crocitto................      39                 1991             Executive Vice President of Valley
                                                                        and VNB
Sam P. Pinyuh.................      64                 1978             Executive Vice President of Valley
                                                                        and VNB
Peter John Southway...........      36                 1989             Executive Vice President of Valley
                                                                        and VNB
Robert E. Farrell.............      50                 1990             First Senior Vice President of VNB
Richard P. Garber.............      53                 1992             First Senior Vice President of VNB
Alan D. Lipsky................      52                 1994             First Senior Vice President of VNB
Robert Mulligan...............      49                 1991             First Senior Vice President of VNB
John H. Prol..................      59                 1992             First Senior Vice President of VNB
Jack M. Blackin...............      54                 1993             Senior Vice President of Valley and
                                                                        VNB
Alan D. Eskow.................      48                 1993             Senior Vice President of Valley and
                                                                        VNB

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

                                                  YEAR 1996                      YEAR 1995
                                          --------------------------     --------------------------
                                          HIGH     LOW      DIVIDEND     HIGH     LOW      DIVIDEND
                                          ----     ----     --------     ----     ----     --------
First Quarter...........................  $26  3/8 $22  5/8  $ 0.24      $26  1/2 $22  3/4  $ 0.22
Second Quarter..........................  $29  5/8 $25  1/2  $ 0.25      $25      $21  3/4  $ 0.24
Third Quarter...........................  $27  7/8 $24  3/8  $ 0.25      $24  3/4 $21  7/8  $ 0.24
Fourth Quarter..........................  $27  1/4 $24  3/4  $ 0.25      $24  1/4 $22  3/8  $ 0.24

     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business -- Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements".

     There were 6,412 registered shareholders of record as of December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income (taxable
  equivalent)........................  $  331,889   $  325,098   $  301,366   $  288,471   $  281,308
Interest expense.....................     145,522      143,271      117,465      114,021      133,690
                                       ----------   ----------   ----------   ----------   ----------
Net interest income (taxable
  equivalent)........................     186,367      181,827      183,901      174,450      147,618
Less: tax equivalent adjustment......       7,605        8,448        8,783        7,778        7,385
                                       ----------   ----------   ----------   ----------   ----------
          Net interest income........     178,762      173,379      175,118      166,672      140,233
Provision for possible loan losses...       2,446        2,669        5,197        7,966       18,855
                                       ----------   ----------   ----------   ----------   ----------
          Net interest income after
            provision for possible
            loan losses..............     176,316      170,710      169,921      158,706      121,378
Gains on securities transactions.....         781        1,471        5,974        7,494        7,319
Non-interest income..................      25,498       19,497       17,993       20,496       25,273
Non-interest expense.................     101,168       90,203       90,594       85,671       79,947
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  cumulative effect of accounting
  change.............................     101,427      101,475      103,294      101,025       74,023
Income tax expense...................      33,932       38,879       38,723       35,638       25,272
                                       ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of
  accounting change..................      67,495       62,596       64,571       65,387       48,751
Cumulative effect of accounting
  change, net of tax(1)..............          --           --           --         (402)         473
                                       ----------   ----------   ----------   ----------   ----------
          Net income.................  $   67,495   $   62,596   $   64,571   $   64,985   $   49,224
                                       ==========   ==========   ==========   ==========   ==========

                                                          YEARS ENDED DECEMBER 31,
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
PER COMMON SHARE(2):
Income before cumulative effect of
  accounting change..................  $     1.84   $     1.67   $     1.74   $     1.79   $     1.36
Cumulative effect of accounting
  change.............................          --           --           --         (.01)         .01
Net income...........................        1.84         1.67         1.74         1.78         1.37
Dividends............................        0.99         0.94         0.90         0.70         0.64
Book value...........................       10.89        10.66         9.43         9.19         7.90
Weighted average shares
  outstanding........................  36,690,090   37,396,106   37,067,458   36,473,116   35,956,203
RATIOS:
Return on average assets.............        1.47%        1.40%        1.48%        1.58%        1.33%
Return on average shareholders'
  equity.............................       17.23        16.60        18.66        20.95        18.33
Average shareholders' equity to
  average assets.....................        8.55         8.45         7.96         7.56         7.28
Dividend payout......................       53.69        56.48        51.94        38.81        43.74
Risk-based capital:
  Tier 1 capital.....................       12.31        13.89        13.96        14.55        14.17
  Total capital......................       13.56        15.14        15.21        15.80        15.42
Leverage ratio.......................        8.40         8.41         8.23         7.70         7.47
FINANCIAL CONDITION AT YEAR-END:
Assets...............................  $4,686,660   $4,585,811   $4,418,586   $4,257,739   $3,937,660
Loans, net of allowance..............   3,135,996    2,753,505    2,550,732    2,230,647    1,901,127
Deposits.............................   4,176,206    4,083,873    3,880,002    3,770,228    3,532,996
Shareholders' equity.................     396,522      400,237      350,616      333,240      280,376

---------------
(1) Represents cumulative effect of adopting SFAS 109 "Accounting for Income Taxes."

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

  Recent Developments

     During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $148.9 million of credit card balances outstanding at December 31, 1996, approximately $129.1 million are the result of this co-branded credit card program.

     On September 13, 1996 Valley signed a definitive merger agreement with Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On December 31, 1996 Midland had total assets of $438.9 million and deposits of $401.6 million, with 13 branches located in Bergen County, New Jersey. The transaction is expected to be consummated on or about March 1, 1997. The transaction will be accounted for using the pooling of interests method of accounting and will result in the issuance of approximately 3,775,000 shares of Valley common stock. Each share of common stock of Midland will be exchanged for 30 shares of Valley common stock.

     VNB established a finance company in Toronto, Canada. The new finance company, which became operational in the first quarter of 1996, makes consumer loans, primarily auto loans, in several provinces in Canada.

     During March of 1996, VNB established a new subsidiary to which VNB contributed a significant portion of its residential real estate mortgages. The subsidiary owns and manages residential mortgage loans.

     VNB formed a new subsidiary during the fourth quarter of 1996 to which VNB contributed a substantial amount of automobile loans. The subsidiary owns and manages automobile loans.

  Earnings Summary

     Net income was $67.5 million, or $1.84 per share in 1996 compared with $62.6 million or $1.67 per share in 1995 (1995 per share amounts have been restated to give effect to a 5% stock dividend issued in May 1996). Return on average assets increased in 1996 to 1.47% from 1.40% in 1995, while the return on average equity also increased to 17.23% in 1996 from 16.60% in 1995.

     Net operating income, defined as net income before merger expenses, one-time FDIC assessment, and securities gains, increased $3.8 million, net of tax, to $70.9 million for 1996 from $67.0 million in 1995, and impacted earnings per share by $0.09 and $0.12, net of tax, for 1996 and 1995, respectively. This increase in net operating income is largely attributable to an increase in net interest income of $5.4 million and an increase in non-interest income of $6.0 million, which was offset by a increase in non-interest expense of $6.9 million. Net operating income produced a return on average assets of 1.56% in 1996 compared to 1.50% in 1995, and a return on average equity of 18.09% in 1996 compared to 17.78% in 1995.

  Net Interest Income

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $186.4 million for 1996 as compared to $181.8 million for 1995. The increase in net interest income is due primarily to the movement of earning assets out of the investment portfolio and into higher yielding loans, partially offset by the shifting of deposits into higher yielding time deposits. The net interest margin remained relatively unchanged at 4.30% for 1996 compared to 4.27% for 1995.

     Average interest earning assets increased $73.0 million in 1996, or 1.7% over the 1995 amount. This increase was mainly the result of increased volume of credit card loans, automobile loans, commercial mortgages and commercial loans. Average loans increased by $209.9 million or 7.7% over the 1995 amount. The average rate on loans remained flat from 1995. The increase in average loan volume caused interest income on loans for 1996 to increase by $17.6 million over 1995. Offsetting this increase, was a decline in average taxable and tax exempt investment securities of $161.4 million or 10.8% from the amount in the portfolio during 1995.

     The yield on loans was negatively impacted by the introductory below market interest rates offered on co-branded credit cards. Additionally, a significant portion of the average balances were not earning interest during the initial generation of the portfolio.

     Average interest-bearing liabilities grew 1.71% or $61.1 million. Deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $48.8 million or 10.1% over 1995 balances. Average savings deposits decreased by $58.1 million or 3.4%, while average time deposits increased $143.7 million or 8.3%.

     The following table reflects the components of net interest income, for each of the three years ended December 31, 1996.

    ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET
                  INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                       1996                           1995                           1994
                           -----------------------------  -----------------------------  -----------------------------
                            AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                            BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                           ----------  --------  -------  ----------  --------  -------  ----------  --------  -------
                                                                 (IN THOUSANDS)
ASSETS
Interest earning assets
Loans(1)(2)............... $2,931,338  $243,881    8.32%  $2,721,443  $226,260    8.31%  $2,433,167  $196,278    8.07%
Taxable investments(3)....  1,051,310    65,353    6.22    1,188,464    75,470    6.35    1,313,169    80,558    6.13
Tax-exempt
  investments(1)(3).......    286,457    19,439    6.79      310,688    21,473    6.91      325,017    22,580    6.95
Federal funds sold and
  other short-term
  investments(1)..........     60,982     3,216    5.27       36,513     1,895    5.19       45,934     1,950    4.25
                           ----------  --------    ----   ----------  --------    ----   ----------  --------    ----
Total interest earning
  assets..................  4,330,087  $331,889    7.66%   4,257,108  $325,098    7.64%   4,117,287  $301,366    7.32%
                                       --------    ----               --------    ----               --------    ----
Allowance for possible
  loan losses.............    (41,671)                       (41,544)                       (43,136)
Cash and due from banks...    137,109                        146,467                        140,929
Other assets..............    158,004                        100,777                        134,152
                           ----------                     ----------                     ----------
Total assets.............. $4,583,529                     $4,462,808                     $4,349,232
                           ==========                     ==========                     ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing
  liabilities
Savings deposits.......... $1,668,791  $ 40,075    2.40%  $1,726,888  $ 45,975    2.66%  $1,915,596  $ 48,646    2.54%
Time deposits.............  1,876,589   101,466    5.41    1,732,902    91,986    5.31    1,466,092    63,411    4.33
                           ----------  --------    ----   ----------  --------    ----   ----------  --------    ----
Total interest bearing
  deposits................  3,545,380   141,541    3.99    3,459,790   137,961    3.99    3,381,688   112,057    3.31
Federal funds purchased
  and securities sold
  under repurchase
  agreements..............     25,611     1,102    4.30       52,718     2,833    5.37       78,425     3,114    3.97
Other borrowings..........     52,311     2,879    5.50       49,727     2,477    4.98       50,028     2,294    4.59
                           ----------  --------    ----   ----------  --------    ----   ----------  --------    ----
Total interest bearing
  liabilities.............  3,623,302   145,522    4.02    3,562,235   143,271    4.02    3,510,141   117,465    3.35
                                       --------    ----               --------    ----               --------    ----
Demand deposits...........    530,256                        481,477                        459,434
Other liabilities.........     38,154                         42,099                         33,642
Shareholders' equity......    391,817                        376,997                        346,015
                           ----------                     ----------                     ----------
Total liabilities and
  shareholders' equity.... $4,583,529                     $4,462,808                     $4,349,232
                           ==========                     ==========                     ==========
Net interest income (tax
  equivalent basis).......              186,367                        181,827                        183,901
Tax equivalent
  adjustment..............               (7,605)                        (8,448)                        (8,783)
                                       --------                       --------                       --------
Net interest income.......             $178,762                       $173,379                       $175,118
                                       --------                       --------                       --------
Net interest rate
  differential............                         3.64%                          3.62%                          3.97%
                                                   ----                           ----                           ----
Net interest margin(4)....                         4.30%                          4.27%                          4.47%
                                                   ----                           ----                           ----

---------------
(1) Interest income is presented on a tax equivalent basis using a 35% tax rate.

(2) Loans are stated net of unearned income, and include non-accrual loans.

(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

        CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                          1996 COMPARED TO 1995             1995 COMPARED TO 1994
                                      -----------------------------     -----------------------------
                                         INCREASE (DECREASE)(2)            INCREASE (DECREASE)(2)
                                      -----------------------------     -----------------------------
                                      INTEREST    VOLUME     RATE       INTEREST   VOLUME      RATE
                                      --------   --------   -------     --------   -------   --------
                                                              (IN THOUSANDS)
Interest income:
  Loans(1)..........................  $ 17,621   $ 17,463   $   158     $ 29,982   $23,821   $  6,161
  Taxable investments...............   (10,117)    (8,367)   (1,750)      (5,088)   (7,662)     2,574
  Tax-exempt investments(1).........    (2,034)    (1,582)     (452)      (1,107)     (957)      (150)
  Federal funds sold and other short
     term investments...............     1,321      1,386       (65)         (55)     (443)       388
                                      --------   --------   -------     --------   --------   -------
                                         6,791      8,900    (2,109)      23,732    14,759      8,973
                                      --------   --------   -------     --------   --------   -------
Interest expense:
  Savings deposits..................    (5,900)    (1,508)   (4,392)      (2,670)   (4,948)     2,278
  Time deposits.....................     9,480      7,743     1,737       28,574    12,706     15,868
  Federal funds purchased and
     securities sold under
     repurchase agreements..........    (1,731)    (1,062)     (669)        (281)   (1,194)       913
  Other borrowings..................       402        133       269          183       (14)       197
                                      --------   --------   -------     --------   --------   -------
                                         2,251      5,306    (3,055)      25,806     6,550     19,256
                                      --------   --------   -------     --------   --------   -------
Net interest income.................  $  4,540   $  3,594   $   946     $ (2,074)  $ 8,209   $(10,283)
                                      ========   ========   =======     ========   ========   =======

---------------
(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

  Non-Interest Income

     The following table presents the components of non-interest income for the years ended December 31, 1996, 1995 and 1994.

                              NON-INTEREST INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                     1996      1995      1994
                                                                    -------   -------   -------
                                                                          (IN THOUSANDS)
Trust income......................................................  $ 1,080   $   950   $   805
Service charges on deposit accounts...............................    8,007     7,957     7,303
Gains on securities transactions, net.............................      781     1,471     5,974
Fees from mortgage servicing......................................    4,116     3,776     3,320
Credit card income................................................    5,549     1,753     2,003
Gains on sales of loans...........................................    1,839       846       539
Other.............................................................    4,907     4,215     4,023
                                                                    -------   -------   -------
          Total...................................................  $26,279   $20,968   $23,967
                                                                    =======   =======   =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $25.5 million in 1996 compared with $19.5 million in 1995.

     Fees from mortgage servicing increased by 9.0% from $3.8 million in 1995 to $4.1 million in 1996. These fees represent gross servicing fees and related ancillary fees for servicing mortgage portfolios by VNB Mortgage Services, Inc. ("MSI"), VNB's mortgage servicing subsidiary, after eliminating in consolidation mortgage servicing fees earned by MSI on loans serviced for VNB and its subsidiary. MSI serviced a total of $1.92 billion and $1.69 billion of loans as of December 31, 1996 and 1995, respectively, of which $813.9 million and $816.5 million, respectively, are serviced for VNB and its subsidiary. The increase in the servicing portfolio was due to the acquisition of several portfolios totalling approximately $361.3 million, the new origination of loans by VNB of $121.7 million, less principal paydowns and prepayments totaling $256.0 million. Amortization expense on servicing rights increased during 1996 to $2.1 million from $1.8 million in 1995, reflecting the increase in the size of the serviced portfolio. An analysis is completed quarterly to determine amortization expense, based on all expected future cash flows.

     Included in credit card income is merchant discount income and net interchange fees. The increase in credit card income is the result of a co-branded credit card program that began during the second quarter of 1996.

     Gains on the sales of loans were $1.8 million for 1996 compared to $846 thousand for 1995. The gains recorded are primarily from the sale of the guaranteed portion of SBA loans. The increase reflects the growth of VNB's origination of SBA loans.

     The significant components of other non-interest income include automatic teller machine ("ATM") fees, safe deposit rentals, and gain on the sale of REO property. Other non-interest income increased $692 thousand to $4.9 million for the year ended December 31, 1996 in comparison to the same period in 1995. ATM fees increased 23% to $722 thousand as a result of an increase in the number of transactions. Safe deposit rentals increased 6% to a total of $730 thousand. Gains recorded on the sale of REO property during 1996 approximated $975 thousand compared to $430 thousand in 1995.

  Non-Interest Expense

     The following table presents the components of non-interest expense for the years ended December 31, 1996, 1995 and 1994.

                              NON-INTEREST EXPENSE

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------     -------     -------
                                                                        (IN THOUSANDS)
Salary expense...............................................  $ 36,988     $35,030     $34,098
Employee benefit expense.....................................     8,097       8,145       9,266
FDIC insurance premiums......................................     8,657       5,884       8,473
Net occupancy expense........................................     9,270       8,191       7,757
Furniture and equipment expense..............................     5,477       5,661       5,646
Credit card expense..........................................     7,518       1,948       1,934
Amortization of intangible assets............................     3,009       2,812       3,147
Other........................................................    22,152      22,532      20,273
                                                               --------     -------     -------
          Total..............................................  $101,168     $90,203     $90,594
                                                               ========     =======     =======

     Non-interest expense totalled $101.2 million for 1996, an increase of 12.2% from the 1995 level. The largest component of non-interest expense is salaries and employee benefit expense which totalled $45.1 million in 1996 compared to $43.2 million in 1995. At December 31, 1996, full-time equivalent staff was 1,396, compared to 1,304 at the end of 1995.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio as of December 31, 1996 is 44.7%, one of the lowest in the industry, compared with an efficiency ratio for 1995 and 1994 of 43.6% and 43.2%, respectively. The increase in the efficiency ratio for 1996 is the result of costs incurred to implement the new co-branded credit card program. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     The Savings Association Insurance Fund ("SAIF") was recapitalized in the third quarter of 1996 pursuant to the Funds Act. Congress mandated a one-time special assessment. Included in the 1996 FDIC insurance premiums is a $6.4 million one-time required payment. VNB had about $1.2 billion of Oaker deposits at December 31, 1996, which are treated as SAIF deposits. Under the Funds Act, the SAIF was recapitalized and SAIF rates have been reduced. However, under the Funds Act the FDIC will collect premiums to pay interest on FICO bonds from both SAIF and BIF deposits in a relationship of 5 to 1. VNB previously paid the FICO assessment only on its Oakar deposits. See "Supervision and Regulation -- BIF Premiums and Recapitalization of SAIF." However, Valley expects that its overall FDIC insurance premiums in 1997 will be less than recorded in 1996 before the one-time SAIF assessment. Excluding this one time payment, insurance premiums decreased by $3.6 million for the year ended December 31, 1996 in comparison to the same period in 1995. This reflects the reduction in insurance rates charged on Bank Insurance Fund ("BIF") deposits by the FDIC which began June 1, 1995.

     Net occupancy expense increased to $9.3 million in 1996 from $8.2 million in 1995. The increase of $1.1 million represents additional rent, utilities, tax and maintenance expense on facilities utilized by Valley. During the first quarter of 1996 Valley acquired an 89,000 square foot building located across the street from its administrative headquarters in Wayne, New Jersey in order to continue consolidating its operations. Renovations were made to prepare the building for Valley's use.

     Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The increase in credit card expenses is directly attributable to the co-branded credit card that VNB began issuing during the second quarter of 1996.

     Amortization of intangible assets increased to $3.0 million in 1996 from $2.8 million in 1995, representing an increase of $197 thousand or 7.0%. The majority of this increase resulted from the amortization of purchased mortgage servicing rights totaling $2.1 million during 1996, compared with $1.8 million for 1995.

     The significant components of other non-interest expense include advertising, professional fees, postage, telephone expense and REO expense which total approximately $12.2 million for 1996.

     In May 1995 the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. Effective January 1, 1996, SFAS No. 122 was adopted and capitalization of originated mortgage servicing rights began. All capitalized mortgage servicing rights, both originated and purchased, are evaluated for impairment on a quarterly basis. The impact of adopting SFAS No. 122 was not material.

     On January 1, 1996, Valley adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This Statement encourages use of a fair value based method of accounting for stock-based compensation plans while allowing continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion
(APB) No. 25. The continued use of APB No. 25 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as defined is SFAS No. 123, had been applied. Valley has continued accounting for stock-based compensation under APB No. 25 and included the pro forma disclosures required by SFAS No. 123 in note 12 to these consolidated financial statements.

     In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers that occur after December 31, 1996, and will be applied prospectively. Valley does not expect the adoption of SFAS No. 125 to have a material effect on its future financial position or results of operation.

  Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.5% for the year ended December 31, 1996. During the second quarter of 1995 VNB recorded a one-time tax expense of approximately $3.0 million for the recapture of the bad debt deduction upon the merger with Lakeland. Excluding this one-time tax expense, income tax expense as a percentage of pre-tax income was 35.4% for the year ended December 31, 1995. The decreased percentage from 1995 to 1996 is attributable to non-deductible merger expenses in 1995 as well as a reduction in state income taxes.

ASSET/LIABILITY MANAGEMENT

  Interest Rate Sensitivity

     The following table illustrates the projected maturity and repricing schedule of earning assets and interest-bearing liabilities.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                    TOTAL
                                0-3          3-6        6-12        WITHIN        OVER
                               MONTHS      MONTHS      MONTHS       1 YEAR       1 YEAR       TOTAL
                             ----------   ---------   ---------   ----------   ----------   ----------
                                                          (IN THOUSANDS)
Earning assets
  Federal funds sold.......  $   75,000   $      --   $      --   $   75,000   $       --   $   75,000
  Investments held to
     maturity..............       4,063      20,256      18,789       43,108      166,445      209,553
  Investments available for
     sale..................     950,192          --          --      950,192           --      950,192
  Loans....................   1,289,372      49,702     178,411    1,517,485    1,659,665    3,177,150
                             ----------   ---------   ---------   ----------   ----------   ----------
          Total earning
            assets.........  $2,318,627   $  69,958   $ 197,200   $2,585,785   $1,826,110   $4,411,895
                             ----------   ---------   ---------   ----------   ----------   ----------
Interest-bearing
  liabilities
  Savings deposits.........     697,813          --          --      697,813      993,260    1,691,073
  Time deposits............     738,637     371,456     288,058    1,398,151      493,621    1,891,772
  Federal funds purchased
     and securities sold
     under repurchase
     agreements............      23,339          --          --       23,339           --       23,339
  Other short-term
     borrowings............      16,418          --          --       16,418           --       16,418
  Other borrowings.........       2,002       2,003       4,505        8,510       26,160       34,670
                             ----------   ---------   ---------   ----------   ----------   ----------
          Total
           interest-bearing
            liabilities....  $1,478,209   $ 373,459   $ 292,563   $2,144,231   $1,513,041   $3,657,272
                             ----------   ---------   ---------   ----------   ----------   ----------
Interest sensitivity gap...  $  840,418   $(303,501)  $ (95,363)  $  441,554   $  313,069   $  754,623
                             ----------   ---------   ---------   ----------   ----------   ----------
Cumulative interest
  sensitivity gap..........  $  840,418   $ 536,917   $ 441,554   $  441,554   $  754,623   $  754,623
                             ----------   ---------   ---------   ----------   ----------   ----------
Ratio of earning assets to
  interest-bearing
  liabilities..............      1.57:1      (.19:1)     (.67:1)      1.21:1       1.21:1       1.21:1
                             ----------   ---------   ---------   ----------   ----------   ----------
Cumulative ratio of earning
  assets to
  interest-bearing
  liabilities..............      1.57:1      1.29:1      1.21:1       1.21:1       1.21:1       1.21:1
                             ----------   ---------   ---------   ----------   ----------   ----------

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

     The above table takes into account the repricing and maturities of earning assets and interest-bearing liabilities. Investments held to maturity and loans are categorized based upon stated maturity and historical prepayment experience. Investments available for sale are reflected in a repricing category shorter than their actual maturity because they can be sold at any time. Savings deposits have been classified in both the 0-3 month category and over 1 year category because while these accounts are subject to immediate withdrawal, experience has shown them to be relatively rate insensitive.

     Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to the model, an interest rate increase or decrease of 100 basis points resulted in an impact on net interest income over the next twelve months of less than 1%, while an increase in interest rates of 300 basis points would impact net interest income by about 2 1/2%. These amounts are consistent with the target levels contained in Valley's Asset/Liability Policy, which is a maximum impact in a rising or falling interest rate scenario of plus or minus 5% of net interest income. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

     At December 31, 1996, rate sensitive assets exceeded rate sensitive liabilities at the 0-3 month interval and resulted in a positive gap of $840.4 million or a ratio of 1.57:1. The total positive gap repricing within 1 year as of December 31, 1996 is $441.6 million or 1.21:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

  Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At December 31, 1996, liquid assets amounted to $1.2 billion, as compared to $1.5 billion at December 31, 1995. This represents 27.5% and 34.1% of earning assets, and 25.9% and 32.1% of total assets at December 31, 1996 and year-end 1995, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $2.98 billion and $3.05 billion for the year ended December 31, 1996 and 1995, respectively, representing 67.5% and 70.6% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of December 31, 1996, Valley had outstanding advances of $34.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $143.6 million, and proceeds of $304.1 million were generated from investment maturities. Purchases of investment securities were $203.6 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $607.6 million and $465.8 million, on average, for the year ending December 31, 1996 and 1995, respectively.

     During 1996 a substantial amount of loan growth was funded from maturities and normal payments of the investment portfolio. Deposit growth other than large certificates of deposit lagged behind loan growth. Valley anticipates using funds from the investment portfolio as well as deposit inflows to fund loan growth during 1997.

     The following table lists, by maturity, all certificates of deposit of $100,000 and over at December 31, 1996. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                                             (IN THOUSANDS)
    Less than three months.................................................     $414,146
    Three to six months....................................................       94,922
    Six to twelve months...................................................       40,176
    More than twelve months................................................        1,999
                                                                                --------
                                                                                $551,243
                                                                                ========

     Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

  Investment Securities

     The amortized cost of securities held to maturity at December 31, 1996, 1995 and 1994 were as follows:

                     INVESTMENT SECURITIES HELD TO MATURITY

                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
U.S. Treasury securities and other government agencies and
  corporations.............................................  $     --     $  6,742     $ 16,288
Obligations of states and political subdivisions...........    82,339      106,748      328,659
Mortgage-backed securities.................................   110,050      144,642      501,120
Other debt securities......................................       463          479          779
                                                             --------     --------     --------
  Total debt securities....................................   192,852      258,611      846,846
FRB & FHLB stock...........................................    15,969        6,936        6,539
Other securities...........................................       732          807          598
                                                             --------     --------     --------
          Total investment securities held to maturity.....  $209,553     $266,354     $853,983
                                                             ========     ========     ========

     The fair value of securities available for sale at December 31, 1996, 1995 and 1994 were as follows:

                    INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                              1996          1995          1994
                                                            --------     ----------     --------
                                                                       (IN THOUSANDS)
U.S. Treasury securities and other government agencies and
  corporations............................................  $120,933     $  176,362     $185,021
Obligations of states and political subdivisions..........   177,505        203,993           --
Mortgage-backed securities................................   640,961        758,134      505,937
                                                            --------     ----------     --------
  Total debt securities...................................   939,399      1,138,489      690,958
Equity securities.........................................    10,793          7,796        5,480
                                                            --------     ----------     --------
          Total investment securities available for
            sale..........................................  $950,192     $1,146,285     $696,438
                                                            ========     ==========     ========

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31,
                                      1996

                               OBLIGATIONS OF
                                 STATES AND             MORTGAGE-
                                 POLITICAL               BACKED            OTHER DEBT
                                SUBDIVISIONS           SECURITIES          SECURITIES             TOTAL(4)
                             ------------------     -----------------   -----------------     -----------------
                             AMORTIZED   YIELD      AMORTIZED   YIELD   AMORTIZED   YIELD     AMORTIZED   YIELD
                              COST(1)    (2)(3)      COST(1)     (2)     COST(1)     (2)       COST(1)     (2)
                             ---------   ------     ---------   -----   ---------   -----     ---------   -----
                                                               (IN THOUSANDS)
0-1 years..................   $30,723     5.29%     $  12,066   5.02%     $ 318     7.40%     $  43,107   5.23%
1-5 years..................    50,840     7.10         96,443   7.60        145     5.50        147,428   7.42
5-10 years.................        --       --             --     --         --       --             --     --
Over 10 years..............       776     7.94          1,541   6.47         --       --          2,317   6.96
                              -------     ----       --------   ----       ----     ----       --------   ----
          Total
            securities.....   $82,339     6.43%     $ 110,050   7.30%     $ 463     6.81%     $ 192,852   6.93%
                              -------     ----       --------   ----       ----     ----       --------   ----

 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER
                                    31, 1996

                             US TREASURY
                           SECURITIES AND         OBLIGATIONS OF
                          OTHER GOVERNMENT          STATES AND             MORTGAGE-
                          AND AGENCIES AND          POLITICAL               BACKED
                            CORPORATIONS           SUBDIVISIONS           SECURITIES             TOTAL(4)
                          -----------------     ------------------     -----------------     -----------------
                          AMORTIZED   YIELD     AMORTIZED   YIELD      AMORTIZED   YIELD     AMORTIZED   YIELD
                           COST(1)     (2)       COST(1)    (2)(3)      COST(1)     (2)       COST(1)     (2)
                          ---------   -----     ---------   ------     ---------   -----     ---------   -----
                                                             (IN THOUSANDS)
0-1 years...............  $  19,998   4.76%     $  38,884    6.37%     $   4,331   3.92%     $  63,213   5.70%
1-5 years...............    101,691   5.38        125,140    6.72        278,793   6.57        505,624   6.37
5-10 years..............         --     --          8,830    7.58        356,120   6.69        364,950   6.71
Over 10 years...........         --     --          2,891   11.21          4,769   6.29          7,660   8.14
                           --------   -----      --------   -----       --------   ----       --------   ----
          Total
           securities...  $ 121,689   5.28%     $ 175,745    6.76%     $ 644,013   6.62%     $ 941,447   6.47%
                           --------   -----      --------   -----       --------   ----       --------   ----

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

     Valley's investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and municipalities, mortgage backed securities and equity and other securities. There were no securities in the name of any one issuer exceeding 10% of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies. The portfolio generates substantial cash flow. The decision to purchase or sell securities is based upon the current assessment of long and short term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

     At December 31, 1996 Valley had $110.1 million of mortgaged-backed securities classified as held to maturity and $644.0 million of mortgage-backed securities classified as available for sale. Substantially all the mortgage backed securities held by Valley are issued or backed by Federal agencies. The mortgage backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage backed securities, like any security, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage backed securities portfolio, and reinvestment of the proceeds will be at lower interest rates.

     Included in the mortgage backed securities portfolio at December 31, 1996 were $52.0 million of collateralized mortgage obligations ("CMO") of which $4.4 million were privately issued. CMO's had a yield of 6.51% and an unrealized loss of $965 thousand at December 31, 1996.

     As of December 31, 1996 Valley has $950 million of securities available for sale compared with $1.1 billion at December 31, 1995. Those securities are recorded at their fair value on an aggregate basis. As of December 31, 1996 the investment securities available for sale had an unrealized gain of $328 thousand, net of deferred taxes, compared to an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 1995. This change was primarily due to an decrease in prices, resulting from a increasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

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

  Loan Portfolio

     As of December 31, 1996, total loans were $3.2 billion, compared to $2.8 billion at December 31, 1995, an increase of 13.7%. The following table reflects the composition of the loan portfolio for the five years ended December 31, 1996.

                                 LOAN PORTFOLIO

                                      1996          1995          1994          1993          1992
                                   ----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Commercial.......................  $  402,143    $  351,885    $  298,337    $  240,412    $  238,860
                                   ----------    ----------    ----------    ----------    ----------
     Total commercial loans......     402,143       351,885       298,337       240,412       238,860
                                   ----------    ----------    ----------    ----------    ----------
Construction.....................      86,207        73,664        70,192        81,584        74,735
Residential mortgage.............     852,563       854,715       864,011       801,755       663,216
Commercial mortgage..............     685,237       619,326       571,596       472,073       381,588
                                   ----------    ----------    ----------    ----------    ----------
     Total mortgage loans........   1,624,007     1,547,705     1,505,799     1,355,412     1,119,539
                                   ----------    ----------    ----------    ----------    ----------
Home equity......................     158,978       162,738       140,477       153,892       151,989
Credit card......................     148,855        21,617        22,403        22,863        27,628
Automobile.......................     764,224       650,300       563,315       456,140       363,337
Other consumer...................      79,151        59,855        64,326        45,632        36,408
                                   ----------    ----------    ----------    ----------    ----------
     Total consumer loans........   1,151,208       894,510       790,521       678,527       579,362
                                   ----------    ----------    ----------    ----------    ----------
Less: unearned income............        (208)         (925)       (1,901)       (2,360)       (1,783)
                                   ----------    ----------    ----------    ----------    ----------
          Loans, net of unearned
            income...............  $3,177,150    $2,793,175    $2,592,756    $2,271,991    $1,935,978
                                   ==========    ==========    ==========    ==========    ==========
As a percent of total loans:
Commercial loans.................        12.7%         12.6%         11.5%         10.6%         12.3%
Mortgage loans...................        51.1          55.4          58.0          59.6          57.8
Consumer loans...................        36.2          32.0          30.5          29.8          29.9
                                   ----------    ----------    ----------    ----------    ----------
          Total loans............       100.0%        100.0%        100.0%        100.0%        100.0%
                                   ==========    ==========    ==========    ==========    ==========

     The increase in loans for 1996 was diversified between commercial, mortgage and consumer loans.

     Commercial lending and commercial mortgage loans have continued their steady increase. Valley targets small-to-medium size businesses within the market area of the bank. Commercial loans are generally made for working capital or expansion purposes, and often have collateral and/or guarantees as security.

     During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $148.9 million of credit card loans outstanding at December 31, 1996, approximately $129.1 million are the result of this co-branded credit card program. Cardmembers can earn a rebate on all purchases and the expense associated with this rebate is included in non-interest expense.

     Automobile loans comprise 24.1% of total loans at December 31, 1996. Automobile loans increased 17.5% during 1996 as a result of increased loan demand and market penetration. Approximately 55.6% of the automobile loan portfolio and 13.4% of the total loan portfolio at December 31, 1996 represent loans originated by VNB through referrals from a major insurance company. These loans are subject to Valley's underwriting criteria.

     VNB extended this program during the first quarter of 1996 by establishing a finance company in Toronto, Canada to make auto loans. This Canadian subsidiary had interest income of approximately $400 thousand for the year ended December 31, 1996, and auto loans of $8.4 million at December 31, 1996. These loans are funded by a capital investment by VNB of $7.5 million, with additional funding requirements satisfied by bank lines of credit. Any foreign exchange risk is limited to the capital investment by VNB as operations of this subsidiary are in Canadian dollars.

     Much of Valley's lending is in northern New Jersey. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.

     The following table reflects the maturity distribution of the commercial and construction loan portfolio as of December 31, 1996:

                                                                   OVER 1
                                                       1 YR.        TO 5       OVER
                                                      OR LESS       YRS.      5 YRS.      TOTAL
                                                      --------    --------    -------    --------
                                                                    (IN THOUSANDS)
Commercial -- fixed rate............................  $ 16,549    $ 52,090    $42,139    $110,778
Commercial -- adjustable rate.......................   239,475      41,556     10,334     291,365
Real estate construction -- fixed rate..............       800       8,532        249       9,581
Real estate construction -- adjustable rate.........    21,409      46,990      8,227      76,626
                                                      --------    --------    -------    --------
                                                      $278,233    $149,168    $60,949    $488,350
                                                      ========    ========    =======    ========

     Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

     VNB is a preferred Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware and Maryland. Approximately 80% of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending as it provides a solid source of fee income and loans with floating interest rates tied to the prime lending rate.

     During 1996, VNB originated approximately $25.2 million of SBA loans and sold $22.3 million. At December 31, 1996, $23.5 million of SBA loans were held in VNB's portfolio and VNB serviced approximately $54.2 million of SBA loans.

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

     Non-performing assets continued to decrease, and totalled $15.1 million at December 31, 1996 compared with $18.8 million at December 31, 1995, a decrease of $3.7 million, or 19.7%. Non-performing assets at December 31, 1996 and 1995, respectively, amounted to 0.47% and 0.67% of loans and other real estate owned. Non-performing assets totalled $12.7 million at September 30, 1996, 0.41% of loans and other real estate owned.

     The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY

                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
Loans past due in excess of 90 days and
  still accruing.........................  $ 7,761     $ 8,117     $ 8,695     $ 8,718     $11,192
                                           -------     -------     -------     -------     -------
Non-performing loans.....................  $11,403     $11,795     $22,622     $27,542     $34,667
Other real estate owned..................    3,697       7,015       7,638       6,628       7,020
                                           -------     -------     -------     -------     -------
          Total non-performing assets....  $15,100     $18,810     $30,260     $34,170     $41,687
                                           -------     -------     -------     -------     -------
Troubled debt restructured loans.........  $ 5,363     $ 5,209     $    --     $    --     $ 5,900
                                           -------     -------     -------     -------     -------
Non-performing loans as a % of loans.....     0.36%       0.42%       0.87%       1.21%       1.79%
                                           -------     -------     -------     -------     -------
Non-performing assets as a % of loans
  plus other real estate owned...........     0.47%       0.67%       1.16%       1.50%       2.15%
                                           -------     -------     -------     -------     -------
Allowance as a % of loans................     1.30%       1.42%       1.62%       1.82%       1.80%
                                           -------     -------     -------     -------     -------
Allowance as a % of non-performing
  assets.................................   272.54%     210.90%     138.88%     121.00%      83.60%
                                           -------     -------     -------     -------     -------

     During 1996, the net recovery of lost interest on non-accrual loans amounted to $318 thousand, compared with lost interest of $806 thousand in 1995.

     Although substantially all risk elements at December 31, 1996 have been disclosed in the categories presented above, Management believes that the current economic conditions may affect the ability of certain borrowers to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $2.7 million in potential problem loans at December 31, 1996 which have not been classified as non-accrual, past due or restructured. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a nonperforming loan. Approximately $457 thousand has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1995, Valley had identified approximately $5.5 million of potential problem loans which were not classified as non-accrual, past due or restructured.

  Asset Quality and Risk Elements

     Lending is one of the most important functions performed by Valley, and by its very nature, lending is also the most complicated, risky and profitable part of Valley's business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. These loans are diversified as to type of borrower and loan, however, most of these loans are in northern New Jersey, presenting a geographical and credit risk if there were a significant downturn of the economy within the region.

     Residential mortgage loans are secured primarily by 1-4 family properties located mainly within northern New Jersey. Conservative underwriting policies are adhered to and loan to value ratios are generally less than 80 percent.

     Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. Those automobile loans referred through a major insurance company whose customer base has a good credit profile, result in lower delinquencies and charge-offs than that typically experienced from traditional indirect sources.

     The co-branded credit card portfolio was generated through a pre-approved mailing to Shop-Rite's existing customer base utilizing automated credit scoring techniques and additional conservative underwriting standards.

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

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                      YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                               ----------     ----------     ----------     ----------     ----------
                                                           (IN THOUSANDS)
Average loans outstanding....  $2,931,338     $2,721,443     $2,433,167     $2,110,804     $1,832,367
                               ----------     ----------     ----------     ----------     ----------
Beginning
  balance -- Allowance for
  loan losses................  $   39,670     $   42,024     $   41,344     $   34,852     $   25,904
                               ----------     ----------     ----------     ----------     ----------
Balance from acquisition.....          --             --             --          4,466             --
                               ----------     ----------     ----------     ----------     ----------
Loans charged-off:
  Commercial.................         412          1,212          1,805          2,899          5,797
  Construction...............          --          2,498            835            441            813
  Mortgage-Commercial........         434            646          1,359          1,136             --
  Mortgage-Residential.......         709            499             76            366            802
  Consumer...................       3,863          2,787          2,645          2,510          3,696
                               ----------     ----------     ----------     ----------     ----------
                                    5,418          7,642          6,720          7,352         11,108
                               ----------     ----------     ----------     ----------     ----------
Charged-off loans recovered:
  Commercial.................       2,584          1,321            595            454            267
  Construction...............          --             --            603             --             --
  Mortgage-Commercial........         920             83             61             --             --
  Mortgage-Residential.......          67             23             12             83             --
  Consumer...................         885          1,192            932            875            934
                               ----------     ----------     ----------     ----------     ----------
                                    4,456          2,619          2,203          1,412          1,201
                               ----------     ----------     ----------     ----------     ----------
Net charge-offs..............         962          5,023          4,517          5,940          9,907
Provision charged to
  operations.................       2,446          2,669          5,197          7,966         18,855
                               ----------     ----------     ----------     ----------     ----------
Ending Balance -- Allowance
  for loan losses............  $   41,154     $   39,670     $   42,024     $   41,344     $   34,852
                               ----------     ----------     ----------     ----------     ----------
Ratio of net charge offs
  during the period to
  average loans outstanding
  during the period..........         .03%           .18%           .19%           .28%           .54%

     The allowance for possible loan losses is maintained at a level management believes is necessary to absorb the potential loan losses and other credit risk related charge-offs perceived by management. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing assets and other past due amounts. Additional factors include consideration of exposure to loss including size of credit, existence and nature of collateral, credit record, profitability and general economic conditions.

     The underwriting, growth and delinquency experience in the credit card portfolio will dictate the level of allowance needed to absorb future losses. Although credit card loans are generally considered more risky than other types of lending, a higher interest rate is charged to compensate for this increased risk. VNB will continue to closely monitor the need for additions to the allowance.

     During the year, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio. The decline in non-performing assets and net charge-offs, among other things, was responsible for the decision to maintain the provision at $2.4 million in 1996 compared to $2.7 million in 1995.

     The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                                             YEARS ENDED DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1996                   1995                   1994                   1993                   1992
                 --------------------   --------------------   --------------------   --------------------   --------------------
                             PERCENT                PERCENT                PERCENT                PERCENT                PERCENT
                             OF LOAN                OF LOAN                OF LOAN                OF LOAN                OF LOAN
                             CATEGORY               CATEGORY               CATEGORY               CATEGORY               CATEGORY
                 ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL   ALLOWANCE   TO TOTAL
                 ALLOCATION   LOANS     ALLOCATION   LOANS     ALLOCATION   LOANS     ALLOCATION   LOANS     ALLOCATION   LOANS
                 ----------  --------   ----------  --------   ----------  --------   ----------  --------   ----------  --------
                                                                  (IN THOUSANDS)
Loan category:
  Commercial...   $ 15,313      12.7%    $ 12,593      12.6%    $ 10,717      11.5%    $ 11,257      10.6%    $  9,167      12.3%
  Mortgage.....      9,464      51.1        8,664      55.4       10,667      58.0        9,490      59.6        9,067      57.8
  Consumer.....      6,774      36.2        7,084      32.0        7,441      30.5        7,604      29.8        5,378      29.9
 Unallocated...      9,603       N/A       11,329       N/A       13,199       N/A       12,993       N/A       11,240       N/A
                   -------     -----      -------     -----      -------     -----      -------     -----      -------     -----
                  $ 41,154     100.0%    $ 39,670     100.0%    $ 42,024     100.0%    $ 41,344     100.0%    $ 34,852     100.0%
                   -------     -----      -------     -----      -------     -----      -------     -----      -------     -----

     At December 31, 1996 the allowance for loan losses amounted to $41.2 million or 1.30% of loans, net of unearned income, as compared to $39.7 million or 1.42% at year-end 1995.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $962 thousand for the year ended December 31, 1996 compared with $5.0 million for the year ended December 31, 1995. Charge-offs from the Lakeland merger added approximately $2.7 million to total net charge-offs during 1995. The ratio of net charge-offs to average loans declined to 0.03% for 1996 compared with 0.18% for 1995.

     Valley adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" on January 1, 1995. These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The adoption of these statements did not affect the level of the overall allowance or operating results of Valley. Income recognition and charge-off policies were not changed as a result of these statements. The impaired loan portfolio is primarily collateral dependent as defined under SFAS 114. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $21.9 million and $8.7 million, respectively, at December 31, 1996 and $24.4 million and $7.0 million, respectively, at December 31, 1995. The average balance of impaired loans during 1996 and 1995 was approximately $23.1 million and $30.2 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 1996 and 1995 was $1.6 million and $2.1 million, respectively.

  Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At December 31, 1996, shareholders' equity totalled $396.5 million or 8.5% of total assets, compared with $400.2 million or 8.7% at year-end 1995. Valley has achieved steady internal capital generation throughout the past five years.

     This decrease in shareholders' equity resulted from the repurchase of Valley common stock. During 1996, Valley's Board of Directors rescinded its repurchase program after 1,207,700 shares of Valley common stock were repurchased in 1996 and 563,160 shares were repurchased in 1995. As of December 31, 1996, Valley had reissued approximately 1,620,463 shares for its employee benefit program, an expired warrant program and a 5% stock dividend issued May 17, 1996.

     Also contributing to this decrease in shareholders' equity was a change in the market value of securities available for sale. Included in shareholders equity at December 31, 1996 is a $328 thousand unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $3.7 million at December 31, 1995.

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

     Valley's capital position at December 31, 1996 under risk-based capital guidelines was $391.7 million, or 12.3% of risk-weighted assets, for Tier 1 capital and $431.5 million, or 13.6% for Total risked-based capital. The comparable ratios at December 31, 1995 were 13.9.% for Tier 1 capital and 15.1% for Total risk-based capital. Valley's ratios at December 31, 1996 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At December 31, 1996 and 1995, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.4%.

     The decrease in the risk-based capital ratios is a result of the increase in loans mainly funded from the investment portfolio.

     Book value per share amounted to $10.89 at December 31, 1996 compared with $10.66 per share at December 31, 1995.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 46.3% at December 31, 1996, compared to 43.5% at December 31, 1995. Cash dividends declared amounted to $.99 per share, equivalent to a dividend payout ratio of 53.7% for 1996, compared to 56.5% for the year 1995. The current quarterly dividend rate of $.25 per share provides for an annual rate of $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

  Results of Operations -- 1995 Compared to 1994

     Valley reported net income for 1995 of $62.6 million, or $1.67 per share, compared to the $64.6 million, or $1.74 per share earned in 1994 (the per share amounts have been restated to give effect to a 5% stock dividend in 1996 and 1995, and a 10% stock dividend in 1994).

     Net interest income on a tax equivalent basis decreased $2.1 million, or 1.1% to $181.8 million in 1995. The decrease in 1995 was due primarily to an increase in the average rate on interest bearing liabilities of 67 basis points, partially offset by an increase in rates of 31 basis points on interest earning assets and an increase of $139.8 million in the average balance of interest earning assets. The net interest margin decreased to 4.27% for 1995, compared to 4.47% for 1994.

     The provision for loan losses totaled $2.7 million in 1995 compared with $5.2 million in 1994. The decline in non-performing assets coupled with the continued recovery of the economy among other things was responsible for the decrease.

     Non-interest income in 1995 amounted to $21.0 million, a decrease of $3.0 million, or 12.5% compared with 1994. Excluding securities gains of $1.5 million in 1995 and $6.0 million in 1994, total non-interest income totaled $19.5 in 1995 compared with $18.0 in 1994. The increase in non-interest income resulted primarily from an increase in mortgage servicing fee income of $456 thousand and an increase in service charges on deposit accounts of $654 thousand.

     Non-interest expense totalled $90.2 million in 1995, and decreased $391 thousand from 1994. FDIC insurance premiums decreased by $2.6 million. This reduction reflects the refund received from the FDIC and the decrease in premium rate on BIF deposits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1996          1995          1994
                                                            ---------     ---------     ---------
                                                            (IN THOUSANDS, EXCEPT FOR SHARE DATA)
INTEREST INCOME
Interest and fees on loans (Note 5).......................  $ 243,080     $ 225,346     $ 195,398
Interest and dividends on investment securities:
  Taxable.................................................     64,428        74,779        79,858
  Tax-exempt..............................................     12,635        13,939        14,677
  Dividends...............................................        925           691           700
Interest on federal funds sold and other short-term
  investments.............................................      3,216         1,895         1,950
                                                            ----------    ----------    ----------
          Total interest income...........................    324,284       316,650       292,583
                                                            ----------    ----------    ----------
INTEREST EXPENSE
Interest on deposits:
  Savings deposits........................................     40,075        45,975        48,646
  Time deposits (Note 10).................................    101,466        91,986        63,411
Interest on federal funds purchased and securities sold
  under repurchase agreements.............................      1,102         2,833         3,114
Interest on other short-term borrowings...................        646           698           227
Interest on other borrowings..............................      2,233         1,779         2,067
                                                            ----------    ----------    ----------
          Total interest expense..........................    145,522       143,271       117,465
                                                            ----------    ----------    ----------
NET INTEREST INCOME.......................................    178,762       173,379       175,118
Provision for possible loan losses (Note 6)...............      2,446         2,669         5,197
                                                            ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN
  LOSSES..................................................    176,316       170,710       169,921
                                                            ----------    ----------    ----------
NON-INTEREST INCOME
Trust income..............................................      1,080           950           805
Service charges on deposit accounts.......................      8,007         7,957         7,303
Gains on securities transactions, net (Note 4)............        781         1,471         5,974
Fees from mortgage servicing (Note 7).....................      4,116         3,776         3,320
Credit card income........................................      5,549         1,753         2,003
Gains on sales of loans...................................      1,839           846           539
Other.....................................................      4,907         4,215         4,023
                                                            ----------    ----------    ----------
          Total non-interest income.......................     26,279        20,968        23,967
                                                            ----------    ----------    ----------
NON-INTEREST EXPENSE
Salary expense (Note 12)..................................     36,988        35,030        34,098
Employee benefit expense (Note 12)........................      8,097         8,145         9,266
FDIC insurance premiums...................................      8,657         5,884         8,473
Net occupancy expense (Notes 8 and 14)....................      9,270         8,191         7,757
Furniture and equipment expense (Note 8)..................      5,477         5,661         5,646
Credit card expense.......................................      7,518         1,948         1,934
Amortization of intangible assets (Note 7)................      3,009         2,812         3,147
Other.....................................................     22,152        22,532        20,273
                                                            ----------    ----------    ----------
          Total non-interest expense......................    101,168        90,203        90,594
                                                            ----------    ----------    ----------
INCOME BEFORE INCOME TAXES................................    101,427       101,475       103,294
Income tax expense (Note 13)..............................     33,932        38,879        38,723
                                                            ----------    ----------    ----------
NET INCOME................................................  $  67,495     $  62,596     $  64,571
                                                            ==========    ==========    ==========
NET INCOME PER SHARE......................................  $    1.84     $    1.67     $    1.74
Weighted average number of shares outstanding.............  36,690,090    37,396,106    37,067,458

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           FOR SHARE DATA)
ASSETS
Cash and due from banks (Note 14)...................................  $  162,872     $  167,349
Federal funds sold..................................................      75,000        108,500
Investment securities held to maturity, fair value of $211,534 and       209,553        266,354
  $270,622 in 1996 and 1995, respectively (Note 3)..................
Investment securities available for sale (Note 4)...................     950,192      1,146,285
Loans, net of unearned income (Note 5)..............................   3,177,150      2,793,175
  Less: Allowance for possible loan losses (Note 6).................     (41,154)       (39,670)
                                                                      ----------     ----------
  Net loans.........................................................   3,135,996      2,753,505
                                                                      ----------     ----------
Premises and equipment (Note 8).....................................      63,922         58,053
Due from customers on acceptances outstanding.......................         940            838
Accrued interest receivable.........................................      27,095         30,450
Other assets (Notes 7, 9 and 13)....................................      61,090         54,477
                                                                      ----------     ----------
          Total assets..............................................  $4,686,660     $4,585,811
                                                                      ==========     ==========
LIABILITIES
Deposits (Note 10):
  Non-interest bearing..............................................  $  593,361     $  542,229
  Interest bearing:
     Savings........................................................   1,691,073      1,699,871
     Time...........................................................   1,891,772      1,841,773
                                                                      ----------     ----------
          Total deposits............................................   4,176,206      4,083,873
                                                                      ----------     ----------
Federal funds purchased and securities sold under repurchase              23,339         26,921
  agreements (Note 3)...............................................
Treasury tax and loan account and other short-term borrowings (Note       16,418         10,524
  3)................................................................
Other borrowings (Note 11)..........................................      34,670         28,679
Bank acceptances outstanding........................................         940            838
Accrued expenses and other liabilities (Note 12)....................      38,565         34,739
                                                                      ----------     ----------
          Total liabilities.........................................   4,290,138      4,185,574
                                                                      ----------     ----------

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY (Notes 2, 12 and 15)                                 20,433         20,025
  Common stock, no par value, authorized 75,000,000 shares; issued
  36,675,191 shares in 1996 and 35,889,721 shares in 1995...........
Surplus.............................................................     238,286        216,377
Retained earnings...................................................     145,064        162,012
Unrealized gain on investment securities available for sale, net of          328          3,733
  tax...............................................................
                                                                      ----------     ----------
                                                                         404,111        402,147
Treasury stock, at cost (272,093 shares in 1996 and                       (7,589)        (1,910)
  107,413 shares in 1995)...........................................
                                                                      ----------     ----------
     Total shareholders' equity.....................................     396,522        400,237
                                                                      ----------     ----------
          Total liabilities and shareholders' equity................  $4,686,660     $4,585,811
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   UNREALIZED
                                                                   GAIN (LOSS)
                                                                  ON INVESTMENT
                                                                   SECURITIES                    TOTAL
                                  COMMON               RETAINED     AVAILABLE     TREASURY   SHAREHOLDERS'
                                   STOCK    SURPLUS    EARNINGS     FOR SALE       STOCK        EQUITY
                                  -------   --------   --------   -------------   --------   -------------
                                                               (IN THOUSANDS)
BALANCE -- DECEMBER 31, 1993....  $12,188   $ 93,743   $229,473     $      --     $ (2,164)    $ 333,240
Net income......................       --         --     64,571            --           --        64,571
Cash dividends..................       --         --    (33,535)           --           --       (33,535)
Warrants exercised..............      396      2,178         --            --           --         2,574
Effect of stock incentive plan,
  net...........................      156      1,452         --            --           --         1,608
Stock dividend..................    6,129     74,948    (81,077)           --           --            --
Unrealized gain on investment
  securities available for sale
  as of January 1, 1994.........       --         --         --         4,100           --         4,100
Net change in unrealized gain
  (loss) on investment
  securities available for
  sale..........................       --         --         --       (21,942)          --       (21,942)
                                  -------   --------   --------      --------     --------     ---------
BALANCE -- DECEMBER 31, 1994....   18,869    172,321    179,432       (17,842)      (2,164)      350,616
Net income......................       --         --     62,596            --           --        62,596
Cash dividends..................       --         --    (35,324)           --           --       (35,324)
Warrants exercised..............       33        771     (5,506)           --       11,944         7,242
Effect of stock incentive plan,
  net...........................       30        327     (1,149)           --        1,980         1,188
Stock dividend..................      949     37,802    (38,831)           --           --           (80)
Purchase of treasury stock......       --         --         --            --      (13,670)      (13,670)
Acquisition of American Union...      154      5,345     (1,076)           --           --         4,423
Tax benefit from exercise of
  stock options.................       --        508         --            --           --           508
Adjustment for the pooling of a
  company with a different
  fiscal year end...............      (10)      (697)     1,870            --           --         1,163
Net change in unrealized gain
  (loss) on investment
  securities available for
  sale..........................       --         --         --        21,575           --        21,575
                                  -------   --------   --------      --------     --------     ---------
BALANCE -- DECEMBER 31, 1995....   20,025    216,377    162,012         3,733       (1,910)      400,237
Net income......................       --         --     67,495            --           --        67,495
Cash dividends..................       --         --    (36,166)           --           --       (36,166)
Effect of stock incentive plan,
  net...........................       (1)      (887)    (1,104)           --        2,743           751
Stock dividend..................      409     22,796    (47,173)           --       23,845          (123)
Purchase of treasury stock......       --         --         --            --      (32,267)      (32,267)
Net change in unrealized gain
  (loss) on investment
  securities available for
  sale..........................       --         --         --        (3,405)          --        (3,405)
                                  -------   --------   --------      --------     --------     ---------
BALANCE -- DECEMBER 31, 1996....  $20,433   $238,286   $145,064     $     328     $ (7,589)    $ 396,522
                                  =======   ========   ========      ========     ========     =========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 1996          1995          1994
                                                                               ---------     ---------     ---------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................  $  67,495     $  62,596     $  64,571
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of intangible assets.....................      8,956         8,039         8,699
      Amortization of compensation costs pursuant to long term stock
       incentive plan........................................................        448           322           254
      Provision for possible loan losses.....................................      2,446         2,669         5,197
      Net amortization of premiums and discounts.............................      3,702         5,095         6,907
      Net deferred income tax expense (benefit)..............................       (585)        1,549          (492)
      Net gains on securities transactions...................................       (781)       (1,471)       (5,974)
      Proceeds from sales of loans...........................................     34,950         6,954        22,304
      Gain on sale of loans..................................................     (1,839)         (846)         (539)
      Proceeds from recoveries on previously charged-off loans...............      4,456         2,619         2,203
      Net decrease (increase) in accrued interest receivables and other
       assets................................................................      2,930        (3,789)       (3,964)
      Net increase in accrued expenses and other liabilities.................      3,608           991         6,814
      Net increase in shareholders' equity due to acquisition of American
       Union Bank............................................................         --         4,423            --
      Adjustment for the pooling of a company with a different fiscal year
       end...................................................................         --         1,163            --
                                                                               ---------     ---------     ---------
      Net cash provided by operating activities..............................    125,786        90,314       105,980
                                                                               ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and originations of mortgage servicing rights....................     (6,167)       (3,902)       (1,390)
  Proceeds from sales of investment securities available for sale............    143,605       105,336       190,472
  Proceeds from maturing investment securities available for sale............    221,808       119,475        86,170
  Purchases of investment securities available for sale......................   (177,423)     (115,348)     (267,581)
  Purchases of investment securities held to maturity........................    (26,195)      (84,675)     (169,676)
  Proceeds from maturing investment securities held to maturity..............     82,326       146,284       286,188
  Net decrease (increase) in federal funds sold and other short-term
    investments..............................................................     33,500      (108,500)       95,182
  Net increase in loans made to customers....................................   (422,504)     (214,169)     (347,098)
  Purchases of premises and equipment, net of sales..........................    (11,815)      (12,353)       (6,588)
  Net (increase) decrease in acceptances.....................................       (102)          660          (306)
                                                                               ---------     ---------     ---------
  Net cash used in investing activities......................................   (162,967)     (167,192)     (134,627)
                                                                               ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...................................................     92,333       203,871       107,746
  Net increase(decrease) in federal funds purchased and other short-term
    borrowings...............................................................      2,312       (80,908)       41,812
  Advances of other borrowings...............................................     20,000            --            --
  Repayments of other borrowings.............................................    (14,009)       (6,888)       (9,344)
  Net increase(decrease) in acceptances......................................        102          (660)          306
  Dividends paid to common shareholders......................................    (35,983)      (33,618)      (31,695)
  Addition of common shares to treasury......................................    (32,267)      (13,670)           --
  Common stock issued, net of cancellations..................................        216         8,028         3,925
                                                                               ---------     ---------     ---------
  Net cash provided by financing activities..................................     32,704        76,155       112,750
                                                                               ---------     ---------     ---------
  Net (decrease)increase in cash and cash equivalents........................     (4,477)         (723)       84,103
  Cash and cash equivalents at beginning of year.............................    167,349       168,072        83,969
                                                                               ---------     ---------     ---------
  Cash and cash equivalents at end of year...................................  $ 162,872     $ 167,349     $ 168,072
                                                                               =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and borrowings......................................  $ 145,550     $ 139,178     $ 116,123
    Federal and state income taxes...........................................     34,658        38,021        37,291
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of investment securities held to maturity to investment securities
    available for sale.......................................................  $      --     $ 516,854     $  23,577

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

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of other real estate owned. In connection with the determination of the allowance for other real estate owned, management generally obtains independent appraisals.

STATEMENT OF CASH FLOWS

     The Consolidated Statements of Cash Flows are presented using the indirect method. Cash and cash equivalents are defined as cash and due from banks.

INVESTMENT SECURITIES

     Valley adopted prospectively on January 1, 1994 Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investment in Debt and Equity Securities". Under the provisions of SFAS 115, investments are classified into three categories: held to maturity, available for sale and trading. Valley's investment portfolio consists of investments held to maturity and investments available for sale.

     Investment securities held to maturity, except for equity securities, are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment.

     Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale on the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis and unrealized holding gains and losses on such securities are excluded from earnings, but are included as a separate component of shareholders' equity, net of deferred tax.

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

     On January 1, 1995, Valley adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon the present value of expected future cash flows discounted at the loans effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Valley has defined the population of impaired loans to be all non-accrual loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial real estate loans. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

     Valley originates loans guaranteed by the Small Business Administration("SBA"). The principal amount of these loans is guaranteed by the SBA up to 80%, subject to certain dollar limitations. Valley generally sells the guaranteed portions of these loans and retains the unguaranteed portions as well as the rights to service the loans. Gains are recorded on loan sales based on premiums paid by the purchasers.

     Credit card loans represent primarily revolving MasterCard credit card loans. Interest on credit card loans is recognized based on the balances outstanding according to the related cardmember agreements. Net direct origination costs are deferred and amortized over 24 months, the term of the cardmember agreement, on a straight-line basis. Direct origination costs include costs associated with credit card originations that are incurred in transactions with independent third parties and certain costs relating to loan origination programs and the preparation and processing of loan documents, net of fees received. Ineligible direct origination costs are expensed as incurred.

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

OTHER REAL ESTATE OWNED

     Other real estate owned (OREO), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for possible loan losses.

     An allowance for OREO has been established to record subsequent declines in estimated net realizable value. Expenses incurred to maintain these properties and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

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

MORTGAGE SERVICING

     Servicing fee income, representing reimbursement for loan administrative services performed on contractually serviced mortgages, is credited to income as earned.

     Effective January 1, 1996, Valley adopted Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires the recognition of separate assets for the rights to service mortgage loans for others that have been acquired through purchase or origination. These rights are amortized over the estimated net servicing income of the loans and are evaluated for impairment based on their fair value on a quarterly basis. The fair value of the rights is estimated using the present value of future cash flows and assumptions regarding prepayment estimates, cost of servicing, discount rates and loan terms. Quoted prepayment speeds from brokers are utilized to estimate prepayment assumptions and any impact on amortization. Any impairments to the value of the rights are recognized as a direct effect to amortization. The impact of adopting SFAS 122 was not material.

STOCK-BASED COMPENSATION

     Valley accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, Valley may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. Valley has evaluated its alternatives available under the provisions of SFAS No. 123 and has determined it will not adopt the recognition provisions of the statement, but has provided the required footnote disclosure. Therefore, the adoption of SFAS No. 123 has no impact on Valley's consolidated financial statements.

INCOME TAXES

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

EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. All share and per share amounts have been restated to reflect the five percent stock dividend issued on May 17, 1996 and May 2, 1995. Shares issuable upon exercise of options are not included in the calculation of earnings per share since their effect is not material.

TREASURY STOCK

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

IMPACT OF FUTURE ACCOUNTING CHANGES

     In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 issued by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on Valley.

ACQUISITIONS  (Note 2)

     On September 13, 1996 Valley signed a definitive merger agreement with Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. At December 31, 1996 Midland had total assets of $438.9 million and deposits of $401.6 million, with 13 branches located in Bergen County, New Jersey. The transaction is expected to be consummated on or about March 1, 1997. The transaction will be accounted for using the pooling of interests method of accounting, and will result in the issuance of approximately 3,775,000 shares of Valley common stock. Each share of common stock of Midland will be exchanged for 30 shares of Valley common stock.

     On June 30, 1995, Valley acquired by merger the $671 million asset Lakeland First Financial Group, Inc. ("LFG"), based in Succasunna, New Jersey and its sixteen branch subsidiary, Lakeland Savings Bank ("Lakeland"). Each share of LFG common stock outstanding was converted into 1.286 shares of Valley common stock, resulting in the issuance by Valley of 5,136,446 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. Prior to the merger, Lakeland's fiscal year ended on June 30th. In recording the pooling of interests combination, LFG's financial statements as of June 30, 1995 were combined with Valley's financial statements. LFG's financial statements for the year ended June 30, 1995 was combined with Valley's financial statements for the year ended December 31, 1994. An adjustment has been made to shareholders' equity to eliminate the effect of including LFG's results of operations for the six months ended June 30, 1995 in both the year ended December 31, 1995 and the year ended December 31, 1994. The consolidated financial statements of Valley include the accounts of LFG for all periods presented.

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

     On November 30, 1994, Valley acquired approximately $190 million in assets of Rock Financial Corporation ("RFC"), based in North Plainfield, New Jersey and its five branch subsidiary, Rock Bank. Each share of RFC common stock outstanding was converted into 1.85 shares of Valley common stock for a total of approximately 1.7 million shares. The acquisition was accounted for as a pooling of interests.

INVESTMENT SECURITIES HELD TO MATURITY  (Note 3)

     The amortized cost, fair value and unrealized gains and losses of securities held to maturity at December 31, 1996 and 1995 were as follows:

                                                                   DECEMBER 31, 1996
                                                  ---------------------------------------------------
                                                                 GROSS          GROSS
                                                  AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                    COST         GAINS          LOSSES        VALUE
                                                  --------     ----------     ----------     --------
                                                                    (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations.....................  $     --       $   --         $   --       $     --
Obligations of states and political
  subdivisions..................................    82,339          953            (85)        83,207
Mortgage-backed securities......................   110,050        1,463           (352)       111,161
Other debt securities...........................       463            2             --            465
                                                  --------       ------          -----       --------
          Total debt securities.................   192,852        2,418           (437)       194,833
FRB & FHLB stock................................    15,969           --             --         15,969
Other securities................................       732           --             --            732
                                                  --------       ------          -----       --------
          Total investment securities held to
            maturity............................  $209,553       $2,418         $ (437)      $211,534
                                                  ========       ======          =====       ========

                                                                   DECEMBER 31, 1995
                                                  ---------------------------------------------------
                                                                 GROSS          GROSS
                                                  AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                    COST         GAINS          LOSSES        VALUE
                                                  --------     ----------     ----------     --------
                                                                    (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations.....................  $  6,742       $   44         $  (18)      $  6,768
Obligations of states and political
  subdivisions..................................   106,748        1,425           (132)       108,041
Mortgage-backed securities......................   144,642        3,301           (360)       147,583
Other debt securities...........................       479            8             --            487
                                                  --------       ------          -----       --------
          Total debt securities.................   258,611        4,778           (510)       262,879
FRB & FHLB stock................................     6,936           --             --          6,936
Other securities................................       807           --             --            807
                                                  --------       ------          -----       --------
          Total investment securities held to
            maturity............................  $266,354       $4,778         $ (510)      $270,622
                                                  ========       ======          =====       ========

     The contractual maturities of investments in debt securities held to maturity at December 31, 1996 are set forth in the following table:

                                                                 AMORTIZED COST     FAIR VALUE
                                                                 --------------     ----------
                                                                        (IN THOUSANDS)
    Due in one year............................................     $ 31,041         $  31,126
    Due after one year thru five years.........................       50,985            51,738
    Due after five years thru ten years........................           --                --
    Due after ten years........................................          776               808
                                                                    --------          --------
                                                                      82,802            83,672
    Mortgage-backed securities.................................      110,050           111,161
                                                                    --------          --------
              Total debt securities............................      192,852           194,833
    FRB & FHLB stock...........................................       15,969            15,969
    Other securities...........................................          732               732
                                                                    --------          --------
              Total investment securities held to maturity.....     $209,553         $ 211,534
                                                                    ========          ========

     Actual maturities of debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. FRB and FHLB stock and other securities do not have contractual maturities.

     The weighted-average remaining life for mortgage-backed securities held to maturity was 3.7 years at December 31, 1996 and 1995.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $115,430,000 and $159,261,000 at December 31, 1996 and 1995, respectively.

     Pursuant to the provisions and implementation guidance contained within the special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", on December 29, 1995 Valley reassessed the classification of all securities within its portfolio and transferred $516.9 million from its held to maturity investment portfolio to its available for sale portfolio. These securities had a market value of $521.9 million.

INVESTMENT SECURITIES AVAILABLE FOR SALE  (Note 4)

     The amortized cost, fair value and unrealized gains and losses of securities available for sale at December 31, 1996 and 1995 were as follows:

                                                                   DECEMBER 31, 1996
                                                  ---------------------------------------------------
                                                                 GROSS          GROSS
                                                  AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                    COST         GAINS          LOSSES        VALUE
                                                  --------     ----------     ----------     --------
                                                                    (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations.....................  $121,689       $   42        $   (798)     $120,933
Obligations of states and political
  subdivisions..................................   175,745        1,955            (195)      177,505
Mortgage-backed securities......................   644,013        4,154          (7,206)      640,961
                                                  --------       ------         -------      --------
          Total debt securities.................   941,447        6,151          (8,199)      939,399
Equity securities...............................     8,370        2,484             (61)       10,793
                                                  --------       ------         -------      --------
        Total investment securities available
           for sale.............................  $949,817       $8,635        $ (8,260)     $950,192
                                                  ========       ======         =======      ========

                                                                 DECEMBER 31, 1995
                                                 -------------------------------------------------
                                                                 GROSS       GROSS
                                                 AMORTIZED      UNREALIZED  UNREALIZED     FAIR
                                                    COST         GAINS      LOSSES        VALUE
                                                 ----------     -------     -------     ----------
                                                                  (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations..................    $  175,990     $   547     $  (175)    $  176,362
Obligations of states and political
  subdivisions...............................       201,650       2,687        (344)       203,993
Mortgage-backed securities...................       755,347       7,286      (4,499)       758,134
                                                 ----------     -------     -------     ----------
     Total debt securities...................     1,132,987      10,520      (5,018)     1,138,489
Equity securities............................         6,624       1,176          (4)         7,796
                                                 ----------     -------     -------     ----------
          Total investment securities
            available for sale...............    $1,139,611     $11,696     $(5,022)    $1,146,285
                                                 ==========     =======     =======     ==========

     The contractual maturities of investments in debt securities available for sale at December 31, 1996 are set forth in the following table:

                                                                     AMORTIZED      FAIR
                                                                       COST        VALUE
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Due in one year..............................................    $ 58,882     $ 58,997
    Due after one year thru five years...........................     226,831      227,218
    Due after five years thru ten years..........................       8,830        8,965
    Due after ten years..........................................       2,891        3,258
                                                                     --------     --------
                                                                      297,434      298,438
    Mortgage-backed securities...................................     644,013      640,961
                                                                     --------     --------
         Total debt securities...................................     941,447      939,399
    Equity securities............................................       8,370       10,793
                                                                     --------     --------
              Total investment securities available for sale.....    $949,817     $950,192
                                                                     ========     ========

     Actual maturities on debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

     The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 1996 and 1995 was 5.4 years and 5.1 years, respectively.

     Gross gains(losses) realized on sales, maturities and other securities transactions for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Sales transactions:
      Gross gains..........................................    $1,214     $1,674     $6,081
      Gross losses.........................................      (522)      (209)      (185)
                                                                 ----     ------     ------
                                                                  692      1,465      5,896
                                                                 ----     ------     ------
    Maturities and other securities transactions:
      Gross gains..........................................        89          6         78
      Gross losses.........................................        --         --         --
                                                                 ----     ------     ------
                                                                   89          6         78
                                                                 ----     ------     ------
      Net gains on securities transactions.................    $  781     $1,471     $5,974
                                                                 ====     ======     ======

     Cash proceeds from sales transactions approximated $143,605,000, $105,336,000 and $190,472,000 for the years ended 1996, 1995 and 1994, respectively.

LOANS  (Note 5)

     The detail of the loan portfolio as of December 31, 1996 and 1995 was as follows:

                                                                     1996           1995
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Commercial................................................    $  402,143     $  351,885
                                                                   ---------      ---------
              Total commercial loans..........................       402,143        351,885
                                                                   ---------      ---------
    Construction..............................................        86,207         73,664
    Residential mortgage......................................       852,563        854,715
    Commercial mortgage.......................................       685,237        619,326
                                                                   ---------      ---------
              Total mortgage loans............................     1,624,007      1,547,705
                                                                   ---------      ---------
    Home equity...............................................       158,978        162,738
    Credit card...............................................       148,855         21,617
    Automobile................................................       764,224        650,300
    Other consumer............................................        79,151         59,855
                                                                   ---------      ---------
              Total consumer loans............................     1,151,208        894,510
                                                                   ---------      ---------
    Less: unearned income.....................................          (208)          (925)
                                                                   ---------      ---------
      Loans, net of unearned income...........................    $3,177,150     $2,793,175
                                                                   =========      =========

     VNB grants loans in the ordinary course of business to their directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1996:

                                                                                  1996
                                                                             --------------
                                                                             (IN THOUSANDS)
    Outstanding at beginning of year.......................................     $ 27,048
    New loans and advances.................................................        9,716
    Repayments.............................................................      (12,258)
                                                                                --------
    Outstanding at end of year.............................................     $ 24,506
                                                                                ========

     The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing and non-performing assets at December 31, 1996 and 1995 were as follows:

                                                                         1996        1995
                                                                       --------    --------
                                                                          (IN THOUSANDS)
    Loans past due in excess of 90 days and still accruing.........    $  7,761    $  8,117
                                                                       ========    ========
    Non-accrual loans..............................................    $ 11,403    $ 11,795
    Other real estate owned........................................       3,697       7,015
                                                                       --------    --------
              Total non-performing assets..........................    $ 15,100    $ 18,810
                                                                       ========    ========
    Troubled debt restructured loans...............................    $  5,363    $  5,209
                                                                       ========    ========

     The amount of interest income that would have been recorded on non-accrual loans in 1996, 1995 and 1994 had payments remained in accordance with the original contractual terms approximated $1,352,000, $1,569,000 and $2,742,000 while the actual amount of interest income recorded on these types of assets in 1996, 1995 and 1994 totalled $1,670,000, $763,000 and $996,000, resulting in
(recovered)/lost interest income of $(318,000), $806,000, and $1,746,000, respectively.

     At December 31, 1996, there were two loans which were restructured at below market interest rates and accounted for as troubled debt restructured loans amounting to $5,363,000.

     At December 31, 1996, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

     SFAS 114 and SFAS 118 were adopted prospectively on January 1, 1995. The adoption of these statements did not affect the level of the overall allowance or operating results of Valley. Income recognition and charge-off policies were not changed as a result of these statements. The impaired loan portfolio is primarily collateral dependent as defined under SFAS 114. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $21.9 million and $8.7 million, respectively, at December 31, 1996 and $24.4 million and $7.0 million, respectively, at December 31, 1995. The average balance of impaired loans during 1996 and 1995 was approximately $23.1 million and $30.2 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 1996 and 1995 was $1.6 million and $2.1. million, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES  (Note 6)

     Transactions in the allowance for possible loan losses during 1996, 1995 and 1994 were as follows:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Balance at beginning of year..........................  $39,670     $42,024     $41,344
    Provision charged to operating expense................    2,446       2,669       5,197
                                                            -------     -------     -------
                                                             42,116      44,693      46,541
                                                            -------     -------     -------
    Less net loan charge-offs
      Loans charged-off...................................   (5,418)     (7,642)     (6,720)
      Less recoveries on loan charge-offs.................    4,456       2,619       2,203
                                                            -------     -------     -------
    Net loan charge-offs..................................     (962)     (5,023)     (4,517)
                                                            -------     -------     -------
    Balance at end of year................................  $41,154     $39,670     $42,024
                                                            =======     =======     =======

MORTGAGE SERVICING  (Note 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and originated by VNB.

     The aggregate principal balances of mortgage loans serviced by MSI approximated $1,916,796,000, $1,690,080,000 and $1,204,980,000 at December 31,
1996, 1995 and 1994, respectively. These amounts included $813,858,000, $816,513,000 and $536,601,000 as of December 31, 1996, 1995 and 1994,
respectively, of loans serviced on behalf of VNB and its subsidiary. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

     The costs associated with acquiring and originating mortgage servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated net servicing income.

     The following table summarizes the change in mortgage servicing rights during the years ended December 31, 1996, 1995 and 1994:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Balance at beginning of year........................    $ 8,094     $ 5,998     $ 6,193
    Purchases and originations of mortgage servicing
      rights............................................      6,167       3,902       1,390
    Amortization expense................................     (2,074)     (1,806)     (1,585)
                                                            --------    --------    -------
    Balance at end of year..............................    $12,187     $ 8,094     $ 5,998
                                                            ========    ========    =======

     Amortization expense is included in amortization of intangible assets.

PREMISES AND EQUIPMENT  (Note 8)

     At December 31, 1996 and 1995, premises and equipment consisted of:

                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land...........................................................  $ 15,280     $ 14,144
    Buildings......................................................    39,509       36,130
    Leasehold improvements.........................................     6,646        5,717
    Furniture and equipment........................................    45,833       39,462
                                                                     --------     --------
                                                                      107,268       95,453
    Less: Accumulated depreciation and amortization................   (43,346)     (37,400)
                                                                     --------     --------
         Premises and equipment....................................  $ 63,922     $ 58,053
                                                                     ========     ========

     Depreciation and amortization included in non-interest expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $5,947,000, $5,695,000 and $5,551,000, respectively.

OTHER ASSETS  (Note 9)

     At December 31, 1996 and 1995, other assets consisted of the following:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Mortgage servicing rights........................................  $12,187     $ 8,094
    Goodwill.........................................................    3,171       3,420
    Core deposits....................................................    2,459       3,146
    Other real estate owned..........................................    3,697       7,015
    Deferred tax asset...............................................   16,322      13,292
    Other............................................................   23,254      19,510
                                                                       -------     -------
              Total other assets.....................................  $61,090     $54,477
                                                                       =======     =======

DEPOSITS  (Note 10)

     Included in time deposits at December 31, 1996 and 1995 are certificates of deposit over $100,000 of $551,243,000 and $500,939,000, respectively.

     Interest expense on certificates of deposit of $100,000 or more totaled approximately $22,919,000, $20,157,000 and $14,881,000 in 1996, 1995 and 1994,
respectively.

     The scheduled maturities of time deposits of December 31, 1996 are as follows:

                                                                             (IN THOUSANDS)
    1997...................................................................    $1,398,151
    1998...................................................................       216,188
    1999...................................................................       180,215
    2000...................................................................        71,994
    2001...................................................................        12,985
    Thereafter.............................................................        12,239
                                                                               ----------
                                                                               $1,891,772
                                                                               ==========

OTHER BORROWINGS  (Note 11)

     At December 31, 1996 and 1995, other borrowings consisted of the following:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    FHLB advances....................................................  $34,500     $28,500
    Mortgage note....................................................      170         179
                                                                       -------     -------
              Total other borrowings.................................  $34,670     $28,679
                                                                       =======     =======

     The Federal Home Loan Bank (FHLB) advances have a weighted average interest rate of 5.70% at December 31, 1996 and 5.11% at December 31, 1995. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                                             (IN THOUSANDS)
    1997...................................................................     $  8,500
    1998...................................................................        6,000
    1999...................................................................           --
    2000...................................................................        3,000
    2001...................................................................        2,000
    Thereafter.............................................................       15,000
                                                                                 -------
                                                                                $ 34,500
                                                                                 =======

     Interest expense of $2,220,000, $1,735,000, and $2,001,000 was recorded on FHLB advances during the years ended December 31, 1996, 1995 and 1994, respectively.

BENEFIT PLANS  (Note 12)

PENSION PLAN

     VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service, primary social security benefits and the employee's highest average compensation as defined. It is VNB's funding policy to contribute annually the maximum amount that can be deducted for federal income tax purposes. In 1996, 1995 and 1994, contributions totaling $235,000, $502,000 and $1,363,000 were made. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

     The following table sets forth the funded status of the plans and amounts recognized in Valley's financial statements at December 31, 1996 and 1995:

                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Plan assets at fair value, primarily government and corporate bonds, corporate stocks, certificates of deposit and other miscellaneous
  assets.................................................................  $16,776     $15,074
                                                                           -------     -------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation for service rendered to date, including
     vested benefits of $11,884 in 1996 and $11,469 in 1995..............  $13,055     $12,521
  Additional future benefits based on estimated salary levels............    3,162       3,684
                                                                           -------     -------
Projected benefit obligations............................................  $16,217     $16,205
                                                                           -------     -------
Excess (deficiency) of plan assets over projected benefit obligations....  $   559     $(1,131)
Unrecognized net (gain) loss from past experience different from that
  assumed and effects of changes in assumptions..........................   (4,187)     (1,688)
Unrecognized net asset at January 1, being recognized over an average
  of 15.5 years..........................................................      (49)          7
Prior service cost not yet recognized in net periodic pension cost.......      576         681
                                                                           -------     -------
Accrued pension cost included in other liabilities.......................  $(3,101)    $(2,131)
                                                                           =======     =======

     Net periodic pension expense for 1996, 1995 and 1994 included the following components:

                                                                  1996        1995        1994
                                                                 -------     -------     ------
                                                                         (IN THOUSANDS)
Service cost-benefits earned during the period.................  $ 1,239     $ 1,221     $1,253
Interest cost on projected benefit obligations.................    1,070       1,048        969
Actual return on plan assets...................................   (2,065)     (2,866)      (804)
Net amortization and deferral..................................      970       1,810        (78)
                                                                 -------     -------     ------
          Total net periodic pension expense...................  $ 1,214     $ 1,213     $1,340
                                                                 =======     =======     ======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.25% and 5.00%, respectively, for 1996 and 7.00% and 5.00% for 1995. The expected long term rate of return on assets was 9.00% for both 1996 and 1995 and the weighted average discount rate used in computing pension cost was 7.00% and 8.00% for 1996 and 1995, respectively.

BONUS PLAN

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1996, 1995 and 1994 were $1,445,000, $1,265,000 and
$1,495,000, respectively.

SAVINGS PLAN

     VNB maintains a contribution matching 401K Savings and Investment Plan. This plan covers eligible employees of VNB and its subsidiaries. The 401K plan allows employees to contribute from 1% to 12% of their salary with VNB matching a certain percentage out of its current years earnings with the distribution of VNB's contributions subject to a vesting schedule. 401K expense for 1996, 1995 and 1994 amounts to $597,000, $396,000 and $586,000, respectively.

STOCK OPTION PLAN

     At December 31, 1996, Valley has a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      1996          1995
                                                                     -------       -------
                                                                        (IN THOUSANDS,
                                                                     EXCEPT FOR PER SHARE
                                                                             DATA)
    Net income
      As Reported..................................................  $67,495       $62,596
      Pro forma....................................................   67,361        62,538
    Earnings per share
      As Reported..................................................  $  1.84       $  1.67
      Pro forma....................................................     1.84          1.67

     Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 1,913,037 shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of qualified and non-qualified options equal 100 percent and 80 percent, respectively, of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, and expire not more than ten years after the date of the grant, and are subject to a vesting schedule.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 4.36 percent for 1996 and 4.23 percent for 1995, weighted-average risk-free interest rate of 6.5 percent for 1996 and 1995, and expected volatility of 24.3 percent for 1996 and 1995. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years.

     A summary of the status of the qualified stock options as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                            1996                       1995                       1994
                   ----------------------     ----------------------     -----------------------
                                WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                 AVERAGE                    AVERAGE                     AVERAGE
 QUALIFIED STOCK                EXERCISE                   EXERCISE                    EXERCISE
     OPTIONS        SHARES        PRICE        SHARES        PRICE        SHARES         PRICE
-----------------  --------     ---------     --------     ---------     ---------     ---------
Outstanding at
  beginning of
  year...........   524,857        $18         536,902        $16          714,684        $12
Granted..........   109,670         25          92,323         23           94,457         23
Exercised........   (63,122)        12         (88,454)        11         (256,977)         6
Forfeited........   (12,759)        21         (15,914)        20          (15,262)        14
                    -------                    -------                   ---------
Outstanding at
  end of year....   558,646        $21         524,857        $18          536,902        $16
                    =======                    =======                   =========
Options
  exercisable at
  year-end.......   248,519                    228,856                     198,031
Weighted-average
  fair value of
  options granted
  during the
  year...........  $   6.38                   $   5.47

     The following table summarizes information about qualified stock options outstanding at December 31, 1996:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------     -----------------------------
     RANGE            NUMBER         WEIGHTED-AVG.       WEIGHTED- AVG.      NUMBER        WEIGHTED- AVG.
      OF            OUTSTANDING        REMAINING           EXERCISE        EXERCISABLE       EXERCISE
EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE         PRICE         AT 12/31/96         PRICE
---------------     -----------     ----------------     -------------     -----------     -------------
    $  4-12            60,603              3.7years           $10             60,603            $10
      13-19            86,579              5.2                 17             62,304             18
      20-25           411,464              8.0                 23            125,612             22
                      -------                                                -------
    $  4-25           558,646              7.1                 21            248,519             18
                      =======                                                =======

     During 1996 and 1995 there were 1,048 and 1,837 stock appreciation rights granted in tandem with qualified stock options.

     There are 7,353 and 21,272 stock appreciation rights outstanding as of December 31, 1996 and 1995. These were granted in tandem with qualified stock options.

  Non-Qualified Stock Options

                                                1996                  1995                   1994
                                          -----------------   --------------------   --------------------
                                                   WEIGHTED             WEIGHTED               WEIGHTED
                                                   AVERAGE               AVERAGE                AVERAGE
                                                   EXERCISE             EXERCISE               EXERCISE
                                          SHARES    PRICE     SHARES      PRICE      SHARES      PRICE
                                          ------   --------   ------   -----------   ------   -----------
Outstanding at beginning of year........  33,064     $ 18     12,279       $ 9       12,279       $ 9
Granted.................................  19,592       23     20,785        24           --        --
Exercised...............................  (1,000)       9         --        --           --        --
                                                                                              -- -- -
                                          ------   ------     ------   ---- --       ------
Outstanding at end of year..............  51,656     $ 20     33,064       $18       12,279       $ 9
                                                                                              -- -- -
                                          ------   ------     ------   ---- --       ------
Options exercisable at year-end.........  15,436              12,279                 12,279
Weighted-average fair value of options
  granted during the year...............   $5.54               $5.20

     The following table summarizes information about non-qualified stock options outstanding at December 31, 1996:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------     -----------------------------
     RANGE            NUMBER         WEIGHTED-AVG.       WEIGHTED-AVG.       NUMBER        WEIGHTED-AVG.
      OF            OUTSTANDING        REMAINING           EXERCISE        EXERCISABLE       EXERCISE
EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE         PRICE         AT 12/31/96         PRICE
---------------     -----------     ----------------     -------------     -----------     -------------
    $   8-9            11,273              3.1years           $ 9             11,273            $ 9
      23-26            40,387              8.7                 24              4,156             24
                       ------                                                 ------
       8-26            51,656              7.5                 20             15,429             13
                       ======                                                 ======

     During 1996 and 1995, 9,445 and 9,185 stock appreciation rights were granted in tandem with non-qualified stock options. There were 21,720 and 13,275 stock appreciation rights outstanding as of December 31, 1996 and 1995, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salaries expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding at December 31, 1996, 1995 and 1994.

  Restricted Stock Awards

                                                                 1996        1995        1994
                                                                -------     -------     -------
Outstanding at beginning of year..............................   70,686      56,169      55,006
Granted.......................................................   31,675      31,815      19,461
Vested........................................................  (20,483)    (16,245)    (17,995)
Forfeited.....................................................   (2,490)     (1,053)       (303)
                                                                -------     -------     -------
Outstanding at end of year....................................   79,388      70,686      56,169
                                                                =======     =======     =======

     The amount of compensation costs related to restricted stock awards included in salary expense in 1996, 1995 and 1994 amounted to $448,000, $322,000 and $254,000, respectively.

INCOME TAXES  (Note 13)

     Income tax expense(benefit) included in the financial statements consisted of the following:

                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Income tax from operations:
  Current:
     Federal..................................................  $31,630     $31,230     $32,131
     State....................................................    2,887       6,100       7,084
                                                                -------     -------     -------
                                                                 34,517      37,330      39,215
  Deferred:
     Federal & State..........................................     (585)      1,549        (492)
                                                                -------     -------     -------
          Total income tax from operations....................  $33,932     $38,879     $38,723
                                                                =======     =======     =======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Deferred tax assets:
  Allowance for possible loan losses.....................................  $16,622     $16,205
  State privilege year taxes.............................................    1,011       1,738
  Non-accrual loan interest..............................................      552         927
  Other..................................................................    3,483       1,644
                                                                           -------     -------
          Total deferred tax assets......................................   21,668      20,514
                                                                           -------     -------
Deferred tax liabilities:
  Tax over book depreciation.............................................    2,837       2,753
  Purchase accounting adjustments........................................      633         888
  Unearned discount on investments.......................................      724         701
  Investment securities available for sale...............................       47       2,492
  Other..................................................................    1,105         388
                                                                           -------     -------
          Total deferred tax liabilities.................................    5,346       7,222
                                                                           -------     -------
  Net deferred tax assets................................................  $16,322     $13,292
                                                                           =======     =======

     Included in shareholders' equity are income tax expense attributable to net unrealized gains on investment securities available for sale in the amounts of $47,000 and $2,492,000 for the years ended December 31, 1996 and 1995, respectively.

     A reconciliation between the reported income tax expense from operations and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Tax at statutory federal income tax rate..............  $35,499     $35,516     $36,153
    Increases (decreases) resulted from:
      Tax-exempt interest, net of interest incurred to
         carry tax-exempts................................   (4,490)     (4,921)     (5,241)
      State income tax, net of federal tax benefit........    2,301       4,187       3,860
      Provision for recapture of bad debt deduction upon
         merger...........................................       --       3,115       3,115
      Other, net..........................................      622         982         836
                                                            -------     -------     -------
      Income tax expense..................................  $33,932     $38,879     $38,723
                                                            =======     =======     =======

COMMITMENTS AND CONTINGENCIES  (Note 14)

CASH RESERVES

     At December 31, 1996, cash reserves maintained in accordance with Federal Reserve regulations amounted to $25,269,000.

LEASE COMMITMENTS

     Certain bank facilities are occupied under non-cancelable long term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                                             (IN THOUSANDS)
    1997...................................................................     $  2,846
    1998...................................................................        2,583
    1999...................................................................        2,359
    2000...................................................................        1,143
    2001...................................................................        1,001
    2002-2027..............................................................        4,072
                                                                                 -------
              Total lease commitments......................................     $ 14,004
                                                                                 =======

     Net occupancy expense for 1996, 1995 and 1994 includes approximately $1,803,000, $2,163,000 and $2,053,000, respectively, of rental expenses for leased bank facilities.

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

     The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1996 and 1995:

                                                                      1996          1995
                                                                   ----------     --------
                                                                       (IN THOUSANDS)
    Standby and commercial letters of credit.....................  $   35,351     $ 29,210
    Commitments under unused lines of credit-credit card.........     961,562       95,549
    Commitments under unused lines of credit-other...............     352,273      331,451
    Outstanding loan commitments.................................     208,127      182,874
                                                                   ----------     --------
              Total financial instruments with off-balance sheet
                risk.............................................  $1,557,313     $639,084
                                                                   ==========     ========

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

SHAREHOLDERS' EQUITY  (Note 15)

CAPITAL REQUIREMENTS

     Valley is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Valley must meet specific capital guidelines that involve quantitative measures of Valley's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 1996, Valley exceeds all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Valley must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     Valley's actual capital amounts and ratios as of December 31, 1996 and 1995 are presented in the following table.

                                                                                         TO BE WELL
                                                                                        CAPITALIZED
                                                                                           UNDER
                                                                                           PROMPT
                                                                     MINIMUM             CORRECTIVE
                                                                     CAPITAL               ACTION
                                                 ACTUAL            REQUIREMENTS          PROVISIONS
                                            ----------------     ----------------     ----------------
                                             AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO
                                            --------   -----     --------   -----     --------   -----
                                                                  (IN THOUSANDS)
As of December 31, 1996
  Total Capital...........................  $431,482   13.6 %    $254,523    8.0%     $318,153   10.0 %
  Tier I Capital..........................   391,696   12.3       127,261    4.0       190,892    6.0
  Tier I Capital..........................   391,696    8.4       186,755    4.0       233,443    5.0
As of December 31, 1995
  Total Capital...........................   427,428   15.1       225,896    8.0       282,370   10.0
  Tier I Capital..........................   392,118   13.9       112,948    4.0       169,422    6.0
  Tier I Capital..........................   392,118    8.4       186,532    4.0       233,165    5.0

DIVIDEND RESTRICTIONS

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 1997 without prior approval of the OCC of up to $27,879,000 plus an amount equal to VNB's net profits for 1997 to the date of such dividend declaration.

SHARES OF COMMON STOCK

     The following table summarizes the share transactions for the three years ended December 31, 1996:

                                                                        SHARES       SHARES IN
                                                                        ISSUED        TREASURY
                                                                      ----------     ----------
Balance, December 31, 1993..........................................  30,553,199       (121,696)
  Warrants exercised................................................     188,344             --
  Effect of stock incentive plan, net...............................     218,609             --
  Stock dividend (10%)..............................................   2,888,723             --
                                                                      ----------     ----------
Balance, December 31, 1994..........................................  33,848,875       (121,696)
  Warrants exercised................................................      61,108        494,674
  Effect of stock incentive plan, net...............................      11,848         82,769
  Stock dividend (5%)...............................................   1,692,925             --
  Purchase of treasury stock........................................          --       (563,160)
  Acquisition of American Union Bank................................     274,965             --
                                                                      ----------     ----------
Balance, December 31, 1995..........................................  35,889,721       (107,413)
  Stock dividend (5%)...............................................     801,620        942,994
  Effect of stock incentive plan, net...............................     (16,150)       100,026
  Purchase of treasury stock........................................          --     (1,207,700)
                                                                      ----------     ----------
Balance, December 31, 1996..........................................  36,675,191       (272,093)
                                                                      ==========     ==========

TREASURY STOCK

     During 1996, Valley's Board of Directors rescinded its repurchase program after 1,207,700 shares of Valley common stock were repurchased in 1996 and 563,160 shares were repurchased in 1995. As of December 31, 1996, Valley has reissued approximately 1,620,463 shares for its employee benefit program, an expired warrant program and a 5% stock dividend issued May 17, 1996.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)  (Note 16)

                                                               QUARTERS ENDED 1996
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    80,273   $    79,827   $    82,204   $    81,980
Interest expense............................       35,603        35,688        36,809        37,422
Net interest income.........................       44,670        44,139        45,395        44,558
Provision for possible loan losses..........          700         1,050           345           351
Non-interest income.........................        6,352         5,214         6,892         7,821
Non-interest expense........................       21,872        23,538        30,863        24,895
Income before income taxes..................       28,450        24,765        21,079        27,133
Income tax expense..........................       10,081         7,959         6,707         9,185
Net income..................................       18,369        16,806        14,372        17,948
Net income per share........................         0.49          0.46          0.40          0.49
Cash dividends per share....................         0.24          0.25          0.25          0.25
Average shares outstanding..................   37,385,010    36,639,990    36,377,502    36,385,311

                                                               QUARTERS ENDED 1995
                                              -----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT 30       DEC 31
                                              -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income.............................  $    78,647   $    79,711   $    79,204   $    79,088
Interest expense............................       34,590        37,056        35,844        35,781
Net interest income.........................       44,057        42,655        43,360        43,307
Provision for possible loan losses..........          826           650           600           593
Non-interest income.........................        5,103         4,737         5,935         5,193
Non-interest expense........................       22,238        24,702        20,898        22,365
Income before income taxes..................       26,096        22,040        27,797        25,542
Income tax expense..........................        8,731        11,459         9,687         9,002
Net income..................................       17,365        10,581        18,110        16,540
Net income per share........................          .47           .28           .48           .44
Cash dividends per share....................          .22           .24           .24           .24
Average shares outstanding..................   37,473,201    37,558,752    37,525,374    37,491,705

PARENT COMPANY INFORMATION  (Note 17)

CONDENSED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Income
  Dividends from subsidiary...................................  $67,000     $36,000     $31,800
  Interest from subsidiary....................................      798       1,398         647
  Gains on securities transactions, net.......................      219       1,374       2,111
  Other interests and dividends...............................      261         153         715
                                                                -------     -------     -------
                                                                 68,278      38,925      35,273
Expenses......................................................    2,127       2,334       2,778
                                                                -------     -------     -------
Income before income taxes and equity in undistributed
  earnings of subsidiary......................................   66,151      36,591      32,495
Income tax (benefit) expense..................................     (141)        672         790
                                                                -------     -------     -------
Income before equity in undistributed earnings of
  subsidiary..................................................   66,292      35,919      31,705
Equity in undistributed earnings of subsidiary................    1,203      26,677      32,866
                                                                -------     -------     -------
Net income....................................................  $67,495     $62,596     $64,571
                                                                =======     =======     =======

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
ASSETS
  Cash.................................................................  $    266     $  4,228
  Interest bearing deposits with banks.................................    27,500       26,500
  Investment securities available for sale.............................    10,793        7,796
  Investment in subsidiary.............................................   363,346      366,380
  Other assets.........................................................     5,126        5,276
                                                                         --------     --------
          Total assets.................................................  $407,031     $410,180
                                                                         ========     ========
LIABILITIES
  Dividends payable to shareholders....................................  $  9,101     $  8,946
  Other liabilities....................................................     1,408          997
                                                                         --------     --------
          Total liabilities............................................    10,509        9,943
                                                                         --------     --------
SHAREHOLDERS' EQUITY
  Common stock.........................................................    20,433       20,025
  Surplus..............................................................   238,286      216,377
  Retained earnings....................................................   145,064      162,012
     Unrealized gain on investment securities available for sale, net
      of tax...........................................................       328        3,733
                                                                         --------     --------
                                                                          404,111      402,147
     Treasury stock at cost............................................    (7,589)      (1,910)
                                                                         --------     --------
     Total shareholders' equity........................................   396,522      400,237
                                                                         --------     --------
          Total liabilities and shareholders' equity...................  $407,031     $410,180
                                                                         ========     ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................  $ 67,495   $ 62,596   $ 64,571
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Equity in undistributed earnings of subsidiary............    (1,203)   (26,677)   (32,866)
     Depreciation and amortization of intangible assets........       434        460        920
     Amortization of compensation costs on non-qualified stock
       options and restricted stock awards.....................       448        322        254
     Net deferred income tax benefit...........................       482         51         73
     Net amortization of premiums and discounts................        --         --         35
     Net gains on securities transactions......................      (219)    (1,374)    (2,111)
     Net (increase) decrease in other assets...................      (285)        65        402
     Net (decrease) increase in other liabilities..............      (553)       357       (169)
     Other.....................................................        --      1,798         --
                                                                 --------   --------   --------
          Net cash provided by operating activities............    66,599     37,598     31,109
                                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities.................        --         --     12,000
  Proceeds from sales of investment securities available for
     sale......................................................       715      3,796      9,613
  Purchases of investment securities...........................    (2,242)    (5,003)    (4,478)
  Net (increase) decrease in short-term investments............    (1,000)     6,155    (19,794)
                                                                 --------   --------   --------
          Net cash (used in) provided by investment
            activities.........................................    (2,527)     4,948     (2,659)
                                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of common shares added to treasury.................   (32,267)   (13,670)        --
  Dividends paid to shareholders...............................   (35,983)   (33,618)   (31,694)
  Common stock issued..........................................       216      8,028      3,925
                                                                 --------   --------   --------
          Net cash used in financing activities................   (68,034)   (39,260)   (27,769)
                                                                 --------   --------   --------
Net (decrease) increase in cash................................    (3,962)     3,286        681
Cash at beginning of year......................................     4,228        942        261
                                                                 --------   --------   --------
Cash at end of year............................................  $    266   $  4,228   $    942
                                                                 ========   ========   ========

FAIR VALUES OF FINANCIAL INSTRUMENTS  (NOTE 18)

     Limitations: The fair value estimates made at December 31, 1996 and 1995 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments and mortgage servicing rights:

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

     Mortgage servicing rights: The fair value of the rights is estimated using the present value of future cash flows and assumptions regarding prepayment estimates cost of servicing, discount rates and loan terms. Quoted prepayment speeds from brokers are utilized to estimate prepayment assumptions and any impact on amortization. Any impairments to the value of the rights are recognized as a direct effect to amortization.

     Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits was based on the discounted value of contractual cash flows using estimated rates currently offered for deposits of similar remaining maturity.

     Short-term liabilities: Current carrying amounts approximate estimated fair value.

     Other borrowings: The fair value was estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1996 and 1995:

                                                      1996                          1995
                                            -------------------------     -------------------------
                                             CARRYING         FAIR         CARRYING         FAIR
                                              AMOUNT         VALUE          AMOUNT         VALUE
                                            ----------     ----------     ----------     ----------
                                                                (IN THOUSANDS)
Financial assets:
  Cash and due from banks.................  $  162,872     $  162,872     $  167,349     $  167,349
  Federal funds sold......................      75,000         75,000        108,500        108,500
  Investment securities held to
     maturity.............................     209,553        211,534        266,354        270,622
  Investment securities available for
     sale.................................     950,192        950,192      1,146,285      1,146,285
  Net loans...............................   3,135,996      3,129,739      2,753,505      2,761,926
  Due from customers on acceptances
     outstanding..........................         940            940            838            838
  Mortgage servicing rights...............      12,187         14,270          8,094          9,031
Financial liabilities:
  Deposits with no stated maturity........   2,284,434      2,284,434      2,242,100      2,242,100
  Deposits with stated maturities.........   1,891,772      1,902,513      1,841,773      1,963,170
  Short-term borrowings...................      39,757         39,757         37,445         37,445
  Other borrowings........................      34,670         33,733         28,679         28,565
  Bank acceptances outstanding............         940            940            838            838

     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1996 and 1995 is not material.

                          INDEPENDENT AUDITORS' REPORT

LOGO

KPMG Peat Marwick LLP
Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

THE BOARD OF DIRECTORS AND SHAREHOLDERS
VALLEY NATIONAL BANCORP:

     We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, Valley National Bancorp and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.

/s/ KPMG PEAT MARWICK LLP

January 22, 1997

LOGO

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information which will be set forth under the caption "Director Information" in the 1997 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information which will be set forth under the caption "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information which will be set forth under the captions "Certain Transactions with Management" and "Personnel and Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement is incorporated herein by reference.

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

     (b) Current Reports on Form 8-K during the quarter ended December 31, 1996

        None

     (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

          (3) Articles of Incorporation and Bylaws:

             A. Restated Certificate of Incorporation of the Registrant as in effect on February 12, 1997.

             B. By-Laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1993.

          (10) Material Contracts:

             A. "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Sam P. Pinyuh, Peter Crocitto, Alan Eskow, Robert Farrell, Richard Garber, Robert Mulligan and Peter John Southway are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the period ending December 31, 1994.

             B. "Change in Control Agreement" dated February 1, 1996 between Valley, VNB and Jack Blackin.

             C. "Change in Control Agreement" dated April 15, 1996 between Valley, VNB and John Prol.

             D. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 18, 1994 is incorporated herein by reference to the Registrant's Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

             E. "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin, Peter Southway, and Sam P. Pinyuh are incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

             F. "Stock Option Agreement" dated April 1, 1992 between Valley and Michael Guilfoile is incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

             G. "Split-Dollar Agreement" dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin is incorporated herein by reference to Registrant's Report on Form 10-K for the year ended December 31, 1995.

             H. "Employment Arrangement" dated June 6, 1996 between Valley, VNB and Peter Southway.

             I. "Agreement and Plan of Merger" dated September 13, 1996 between Valley, VNB, Midland Bancorporation, Inc. and The Midland Bank and Trust Company is incorporated herein by reference to the Registrant's Form 8-K filed September 20, 1996.

             J. "Stock Option Agreement" dated September 13, 1996 between Valley and Midland Bancorporation, Inc. is incorporated herein by reference to the Registrant's Form 8-K filed September 20, 1996.

          (21) List of Subsidiaries:

             (a) Subsidiary of Valley:

                                                               PERCENTAGE OF VOTING
                                           JURISDICTION OF     SECURITIES OWNED BY
                 NAME                       INCORPORATION           THE PARENT
---------------------------------------    ---------------     --------------------
Valley National Bank (VNB)                 United States           100%
          (b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.                New Jersey              100%
BNV Realty Incorporated                    New Jersey              100%
VN Investment, Inc.                        New Jersey              100%
VNB Financial Advisors, Inc.               New Jersey              100%
GAP Realty                                 Delaware                100%
VNB Loan Services, Inc.                    New York                100%
VNB International Services, Inc. (ISI)     New Jersey              100%
          (c) Subsidiary of ISI:
VNB Financial Services, Inc.               Canada                  100%

          (23) Consents of Experts and Counsel

               Consent of KPMG Peat Marwick LLP.

          (24) Power of Attorney of Certain Directors and Officers of Valley

          (27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VALLEY NATIONAL BANCORP

                                      By:      /s/ GERALD H. LIPKIN

                                        ---------------------------------------
                                        Gerald H. Lipkin, Chairman of the Board,
                                        President and Chief Executive Officer

Dated:  February 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                                 TITLE                            DATE
-----------------------------------     ------------------------------------     -------------------

       /s/ GERALD H. LIPKIN                Chairman, President and Chief           February 27, 1997
-----------------------------------         Executive Officer and Director
         Gerald H. Lipkin

        /s/ PETER SOUTHWAY               Vice Chairman (Principal Financial        February 27, 1997
-----------------------------------             Officer) and Director
          Peter Southway
         /s/ ALAN D. ESKOW              Corporate Secretary and Senior Vice        February 27, 1997
-----------------------------------        President (Principal Accounting
           Alan D. Eskow                               Officer)

         ANDREW ABRAMSON*                             Director                     February 27, 1997
-----------------------------------
          Andrew Abramson

         PAMELA BRONANDER*                            Director                     February 27, 1997
-----------------------------------
         Pamela Bronander

        JOSEPH COCCIA, JR.*                           Director                     February 27, 1997
-----------------------------------
        Joseph Coccia, Jr.

        AUSTIN C. DRUKKER*                            Director                     February 27, 1997
-----------------------------------
         Austin C. Drukker

        WILLARD L. HEDDEN*                            Director                     February 27, 1997
-----------------------------------
         Willard L. Hedden

        THOMAS P. INFUSINO*                           Director                     February 27, 1997
-----------------------------------
        Thomas P. Infusino

           GERALD KORDE*                              Director                     February 27, 1997
-----------------------------------
           Gerald Korde

             SIGNATURE                                 TITLE                            DATE
-----------------------------------     ------------------------------------     -------------------

         JOLEEN J. MARTIN*                            Director                     February 27, 1997
-----------------------------------
         Joleen J. Martin

        ROBERT E. MCENTEE*                            Director                     February 27, 1997
-----------------------------------
         Robert E. McEntee

          WILLIAM MCNEAR*                             Director                     February 27, 1997
-----------------------------------
          William McNear

          SAM P. PINYUH*                              Director                     February 27, 1997
-----------------------------------
           Sam P. Pinyuh

         ROBERT RACHESKY*                             Director                     February 27, 1997
-----------------------------------
          Robert Rachesky

          BARNETT RUKIN*                              Director                     February 27, 1997
-----------------------------------
           Barnett Rukin

         RICHARD F. TICE*                             Director                     February 27, 1997
-----------------------------------
          Richard F. Tice

        LEONARD VORCHEIMER*                           Director                     February 27, 1997
-----------------------------------
        Leonard Vorcheimer

         JOSEPH L. VOZZA*                             Director                     February 27, 1997
-----------------------------------
          Joseph L. Vozza

* By Gerald H. Lipkin, as attorney-in-fact.

VALLEY NATIONAL BANCORP
12/31/96 FORM 10-K


                                 EXHIBIT INDEX

EXHIBIT NUMBER                  EXHIBIT DESCRIPTION
--------------                  -------------------
(3)A                            RESTATED CERTIFICATE OF INCORPORATION
(10)B                           CHANGE IN CONTROL AGREEMENT - JACK BLACKIN
(10)C                           CHANGE IN CONTROL AGREEMENT - JOHN PROL
(10)H                           EMPLOYMENT AGREEMENT - PETER SOUTHWAY
(23)                            CONSENT OF KPMG PEAT MARWICK LLP
(24)                            POWER OF ATTORNEY
(27)                            FINANCIAL DATA SCHEDULE