Form 10-Q
period 1997-03-31
VALLEY NATIONAL BANCORP
filed 1997-05-15
CIK 714310

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                  -----------------
                                      FORM 10-Q

(Mark One)
   [X] Quarter Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the Period Ended March 31, 1997

   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

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


                                        201-305-8800
                  (Registrant's telephone number, including area code)


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

Common Stock (No par value), of which 42,251,141 shares were outstanding as of May 1, 1997.

                                         TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                              Page Number

Item 1.                    Financial Statements
                  Consolidated Statements of Financial Condition          3
                           March 31, 1997 and December 31, 1996
                           (Unaudited)
                  Consolidated Statements of Income
                           Three Months Ended March 31, 1997 and 1996     4
                           (Unaudited)
                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1997 and 1996     5
                           (Unaudited)
                  Notes to Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of                 7-15
                           Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders     16

Item 5.           Other Matters                                           16

Item 6.           Exhibits and Reports on Form 8-K.                       16-17


SIGNATURES                                                                18

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
($ in thousands)

                                                         March 31,  December 31,
                                                          1997         1996
Assets

Cash and due from banks...............................$  192,713     $  196,995
Federal funds sold....................................    45,000         82,450
Investment securities held to maturity, fair value of
$204,760 and $257,213 in 1997 and 1996, respectively..   204,254        255,277
Investment securities available for sale.............. 1,064,579        989,698
Loans, net of unearned income......................... 3,488,223      3,471,248
Less:  Allowances for possible loan losses............   (45,911)       (46,022)
Loans, net............................................ 3,442,312      3,425,226
Premises and equipment, net...........................    72,546         71,244
Due from customers on acceptances outstanding.........       773            940
Accrued interest receivable...........................    30,009         29,808
Other assets..........................................    64,933         63,909
         Total assets................................ $5,117,119     $5,115,547

Liabilities

Deposits:
         Non-interest bearing deposits................$  683,595     $  715,563
         Interest bearing:
                  Savings..............................1,911,488      1,835,476
                  Time     ........................... 1,955,804      2,016,026
                           Total deposits............. 4,550,887      4,567,065

Federal funds purchased and securities sold under
         repurchase agreements.........................   19,166         23,339
Treasury tax and loan account and other short-term
         borrowings....................................   27,764         17,202
Other borrowings.......................................   33,057         35,071
Bank acceptances outstanding...........................      773            940
Accrued expenses and other liabilities.................   48,986         41,546
         Total liabilities............................$4,680,633     $4,685,163

Shareholders' Equity

Common stock, no par value, authorized 75,000,000
         shares, issued 40,486,490 shares in 1997
         and 40,449,671 in 1996,......................    22,341         22,321
Surplus                    ...........................   238,821        238,540
Retained earnings.....................................   187,493        176,853
Unrealized gain (loss) on investment securities available
         for sale, net of tax.........................    (5,321)           259
                                                         443,334        437,973

Treasury stock, at cost (246,509 shares in 1997 and
         272,093 shares in 1996)......................    (6,848)        (7,589)
         Total shareholders' equity...................   436,486        430,384

         Total liabilities and shareholders' equity...$5,117,119     $5,115,547

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                                             Three Months Ended
                                                                 March 31,
                                                            1997         1996
Interest Income
Interest and fees on loans.............................  $  71,452  $    64,463
Interest and dividends on investment securities:
         Taxable.......................................     15,262       18,049
         Tax-exempt....................................      2,818        3,370
         Dividends.....................................        418          200
Interest on federal funds sold and other short term
         investments...................................      1,543        1,453
         Total Interest Income.........................     91,493       87,535

Interest Expense
Interest on deposits:
         Savings.......................................     10,455       10,379
         Time     .....................................     27,613       26,567
Interest on federal funds purchased and securities sold
         under repurchase agreements...................        281          283
Interest on other short-term borrowings................        218          160
Interest on other borrowings...........................        485          572
         Total Interest Expense........................     39,052       37,961
Net interest income....................................     52,441       49,574
Provision for possible loan losses.....................      1,200          780
Net interest income after provision for possible
         loan losses...................................     51,241       48,794

Non-Interest Income
Trust income...........................................        258          260
Service charges on deposit accounts....................      2,909        2,761
Gains on securities transactions, net..................      1,116          331
Fees from mortgage servicing...........................      1,126        1,015
Credit card income.....................................      2,538          474
Gains on sales of loans................................        377          662
Other             .....................................      1,582        1,492
         Total Non-Interest Income.....................      9,906        6,995

Non-Interest Expense
Salaries expense.......................................     11,269       10,526
Employee benefit expense...............................      2,911        3,022
FDIC insurance premiums................................        208          717
Occupancy and equipment expense........................      4,461        4,606
Credit card expense....................................      4,076          496
Amortization of intangible assets......................        849          763
Other             .....................................      5,625        5,505
         Total Non-Interest Expense....................     29,399       25,635

Income before income taxes.............................     31,748       30,154

Income tax expense.....................................     10,848       10,735

Net Income.............................................  $  20,900    $  19,419

Net income per share...................................  $    0.50    $    0.45

Weighted average shares outstanding.................... 42,235,562   43,190,719

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                              1997         1996
Cash flows from operating activities:
         Net income....................................... $  20,900 $  19,419
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation and amortization of
                           intangible assets                   2,626     2,372
                  Amortization of compensation costs pursuant to
                           long term stock incentive plan..      137       108
                  Provision for possible loan losses.......    1,200       780
                  Net amortization of premiums and discounts..   502       943
                  Net gains on securities transactions........(1,116)     (331)
                  Proceeds from sale of loans................. 7,209     8,688
                  Gains on sales of loans.....................  (377)     (662)
                  Proceeds from recoveries on charged-off loans  413     1,894
                  Net decrease in accrued interest receivable and
                           other assets....................... 1,785     6,559
                  Net increase in accrued expenses and
                           other liabilities                   6,639     6,621
                  Net cash provided by operating activities:  39,918    46,391

Cash flows from investing activities:
         Proceeds from maturing investment securities held
                  to maturity.................................18,096     8,313
         Purchases of investment securities held to maturity  (7,034)     (998)
         Proceeds from sales of investment securities
                  available for sale..........................29,206    23,667
         Proceeds from maturing investment securities
                  available for sale..........................60,544   100,873
         Purchases of investment securities available
                  for sale..................................(133,489)  (92,551)
         Purchases and originations of mortgage servicing rights (13)     (438)
         Net decrease in federal funds sold and other short
                  term investments............................37,450    51,925
         Net increase in loans made to customers.............(25,529)  (54,054)
         Purchases of premises and equipment, net of sales....(3,079)   (4,182)
         Net decrease (increase) in due from customers on
                  acceptances outstanding.....................   167       (74)
                  Net cash (used in) provided by investing
                      activities:                            (23,681)   32,481

Cash flows from financing activities:
         Net decrease in deposits..........................  (16,178)  (93,210)
         Net increase(decrease) in federal funds purchased
                  and other short term borrowings..........    6,389    (5,634)
         Advances of other borrowings......................       --    20,000
         Repayments of other borrowings....................   (2,014)      (14)
         Net (decrease)increase in bank acceptances outstanding (167)       74
         Dividends paid to common shareholders.............   (9,101)   (9,197)
         Addition of common shares to treasury.............       --   (16,479)
         Common stock issued, net of cancellations.........       552       26
                  Net cash used in financing activities:...   (20,519 (104,434)

Net decrease in cash and due from banks....................    (4,282) (25,562)

Cash and due from banks at January 1.......................   196,995  198,857
Cash and due from banks at March 31........................$  192,713  173,295
Supplemental cash flow disclosure:
         Cash paid for interest on deposits and other
                borrowings                                 $   39,084   37,643
         Cash paid for federal and state income taxes......$       86      900
         Transfer of Midland securities held to maturity
         to securities available for sale..................$   39,833       --

See accompanying notes to consolidated financial statements.

                                  VALLEY NATIONAL BANCORP
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of March 31, 1997 and December 31, 1996, the Consolidated Statements of Income for the three month periods ended March 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1996 Annual Report to Shareholders.

         The Consolidated Statement of Financial Condition as of December 31, 1996 and the Consolidated Statements of Income and Cash Flows for the three month period ended March 31, 1996 have been restated to include the merger of Midland Bancorporation, Inc. on the close of business February 28, 1997 in a transaction accounted for as a pooling of interest.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5% stock dividend declared April 2, 1997 to Shareholders of record on April 30, 1997 and payable May 15, 1997. Balances and share amounts included in Shareholders' Equity on the Statement of Financial Condition have not been restated for the 5% stock dividend or the increase in authorized common stock.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Recent Development

Effective as of the close of business on February 28, 1997, Valley consummated its previously announced merger agreement with Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On December 31, 1996 Midland had total assets of $438.9 million and deposits of $401.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 3,775,000 shares of Valley common stock. Each share of common stock of Midland was exchanged for 30 shares of Valley common stock.

Earnings Summary

Net income was $20.9 million, or $0.50 per share for the three month period ended March 31, 1997 compared with $19.4 million or $0.45 per share for the three month period ended March 31, 1996 (1996 amounts have been restated for the Midland merger and earnings per share amounts have been restated to give effect to a 5% stock dividend payable May 15, 1997). The annualized return on average assets increased to 1.64% from 1.57%, while the annualized return on average equity also increased to 19.34% from 17.93%, for the quarters ended March 31, 1997 and 1996, respectively.

This increase in net income is largely attributable to an increase in net interest income of $2.9 million, offset by increased net expenses from the Shop-Rite credit card program.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $54.1 million from $51.6 million for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase in net interest income is due primarily to increased loan volume funded from the sale and maturities of investment securities and growth in deposits, resulting in an increase in the net interest margin to 4.48% for the quarter ended March 31, 1997 compared to 4.43% for the same quarter in 1996.

Average interest earning assets increased $177.4 million in 1997, or 3.8% over the 1996 amount. This increase was mainly the result of an increased volume of credit card loans, automobile loans, commercial mortgages and commercial loans. Average loans increased by $399.6 million or 13.1% over the 1996 amount. The average rate on loans was negatively impacted by balances not paying interest and the introductory below market interest rates offered on co-branded credit cards. The increase in average loan volume caused interest income on loans for 1997 to increase by $7.0 million over 1996. Offsetting this increase, was a decline in average taxable and tax exempt investment securities of $227.4 million or 15.1% from the amount in the portfolio during 1996.

Average interest-bearing liabilities grew 2.6% or $101.6 million. Deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $65.7 million or 10.9% over 1996 balances. Average savings deposits decreased by $9.5 million or 0.5%, while average time deposits increased $116.7 million or 5.9%.

The following table reflects the components of net interest income for the three months ended March 31, 1997 and 1996.


ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                   Three Months Ended        Three Months Ended
                                     March 31, 1997            March 31, 1996

                                  Average             Avg     Average             Avg
                                  Balance   Interest  Rate    Balance   Interest  Rate

Assets
Interest earning assets
         Loans (1) (2)...........$3,439,764  $ 71,634  8.33%  $3,040,167 $ 64,680  8.51%
Taxable investments (3).......... 1,018,858    15,680  6.16    1,196,441   18,249  6.10
Tax-exempt investments (1) (3)...   255,104     4,336  6.80      304,877    5,184  6.80
Federal funds sold and other
         short-term investments (1) 119,937     1,543  5.15      114,740    1,453  5.07
Total interest earning assets....$4,833,663  $ 93,193  7.71%  $4,656,225 $ 89,566  7.69%
Allowance for possible loan
         losses            .....    (46,237)                     (45,360)
Unrealized loss on securities
         available for sale......    (2,497)                        (258)
Cash and due from banks..........   166,878                      177,527
Other assets               ......   156,298                      158,281
         Total assets............$5,108,105                   $4,946,415

Liabilities and Shareholders' Equity
Interest bearing liabilities
         Savings deposits........$1,792,488  $ 10,455  2.33%  $1,801,964 $ 10,379  2.30%
         Time deposits........... 2,096,869    27,613  5.27    1,980,209   26,567  5.37
           Total interest bearing
                  deposits........3,889,357    38,068  3.92    3,782,173   36,946  3.91
Federal funds purchased and securities
  sold under repurchase agreements   26,237       281  4.28       25,517      283  4.45
Other borrowings...................  48,583       703  5.79       54,934      732  5.33
Total interest bearing liabilities3,964,177    39,052  3.94    3,862,624   37,961  3.93
Demand deposits...................  669,967                      604,242
Other liabilities.................   41,706                       46,424
Shareholders' equity..............  432,255                      433,125
         Total liabilities and
           shareholders' equity...5,108,105                   $4,946,415

Net interest income (tax
         equivalent basis)........             54,141                      51,605

Tax equivalent adjustment.........             (1,700)                     (2,031)

Net interest income...............           $ 52,441                    $ 49,574

Net interest rate differential....                    3.77%                        3.76%

Net interest margin (4)...........                    4.48%                        4.43%

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                       1997 Compared to 1996
                                                      Increase (Decrease) (2)
                                                      Interest    Volume   Rate
                                                           (in thousands)

Interest income:
  Loans (1)                ..........................$  6,954  $ 8,346 $(1,392)
  Taxable investments................................  (2,569)  (2,732)    163
  Tax-exempt investments (1).........................    (848)    (846)     (2)
  Federal funds sold and other
         short term investments......................      90       68      22
                                                        3,627    4,836  (1,209)

Interest expense:
  Savings deposits...................................      76      (55)    131
  Time deposits......................................   1,047    1,543    (496)
  Federal funds purchased and
         securities sold under
         repurchase agreements.......................     (24)       7     (31)
  Other borrowings...................................      (8)     (89)     81
                                                        1,091    1,406    (315)
Net interest income..................................$  2,536  $ 3,430  $ (894)


(1)      Interest income is adjusted to a tax equivalent basis using a
               35% tax rate.
(2)      Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for three months ended March 31, 1997 and 1996.

         NON-INTEREST INCOME

                                                         Three Months Ended
                                                               March 31,
                                                            1997      1996
                                                             (in thousands)

         Trust income..................................... $  258     $  260
         Service charges on deposit accounts                2,909      2,761
         Gains on securities transactions, net              1,116        331
         Fees from mortgage servicing.....................  1,126      1,015
         Credit card income...............................  2,538        474
         Gains on sales of loans..........................    377        662
         Other............................................  1,582      1,492
                  Total................................... $9,906     $6,995

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $8.8 million for the quarter ended March 31, 1997 compared with $6.7 million for the quarter ended March 31, 1996.

Fees from mortgage servicing increased by 10.9% from $1.0 million for the quarter ended March 31, 1996 to $1.1 million for the quarter ended March 31, 1997. This reflects the increase in the size of the serviced portfolio.

Included in credit card income is merchant discount income and net interchange fees. The increase in credit card income is the result of a co-branded credit card program that began during the second quarter of 1996.

Gains on the sales of loans were $377 thousand for the three months ended March 31, 1997 compared to $662 thousand for the three months ended March 31, 1996. The gains recorded are primarily from the sale of the guaranteed portion of SBA loans.

The significant components of other non-interest income include safe deposit rentals and gain on the sale of REO property. Other non-interest income increased $90 thousand to $1.6 million for the three months ended March 31, 1997 in comparison to the same period in 1996.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 1997 and 1996.


NON-INTEREST EXPENSE

                                                      Three Months Ended
                                                            March 31,
                                                       1997        1996
                                                          (in thousands)

Salary expense........................  $ 11,269     $ 10,527
Employee benefit expense..............     2,911        3,022
FDIC insurance premiums...............       208          717
Occupancy expense.....................     4,461        4,605
Credit card expense...................     4,076          496
Amortization of intangible assets.....       849          763
Other.................................     5,625        5,505
      Total...........................  $ 29,399     $ 25,635


Non-interest expense totalled $29.4 million for the three month period ended March 31, 1997, an increase of 14.7% from the 1996 level. The largest component of non-interest expense is salaries and employee benefit expense which totalled $14.2 million in 1997 compared to $13.5 million in 1996. At March 31, 1997, full-time equivalent staff was 1,560 compared to 1,525 at March 31, 1996.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully- taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months ended March 31, 1997 is 46.3%, one of the lowest in the industry, compared with an efficiency ratio for the year 1996 of 46.7%. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Valley's deposit base consists of both BIF and SAIF deposits. BIF deposits, which represent approximately 70% of the insurable deposit base, were exempt from premiums in 1996. As a result of the Funds Act enacted in 1996, Valley is paying insurance premiums on both its BIF and SAIF deposits beginning in 1997, however, the revised rate structure resulted in a decline in the premium expense.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The increase in credit card expenses is directly attributable to the co-branded credit card that VNB began issuing during the second quarter of 1996.

Amortization of intangible assets increased to $849 thousand for the three months ended March 31, 1997 from $763 thousand for the same period in 1996, representing an increase of $86 thousand or 11.3%. The majority of this increase resulted from the increase in amortization of purchased mortgage servicing rights.

The significant components of other non-interest expense include advertising, professional fees, postage, telephone expense and REO expense which total approximately $2.7 for the three months ended March 31, 1997.


Income Taxes

Income tax expense as a percentage of pre-tax income was 34.2% for the three months ended March 31, 1997 compared to 35.6% for the same period in 1996. The decreased percentage is attributable to a reduction in state income taxes.


ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared alternative scenarios to measure levels of net interest income associated with various changes in interest rates. According to the model, an interest rate increase or decrease of 100 basis points resulted in an impact on net interest income over the next twelve months of less than 1-1/2%, while an increase in interest rates of 300 basis points would impact net interest income by about 1-1/2%. These amounts are consistent with the target levels contained in Valley's Asset/Liability Policy, which permits a maximum impact in a rising or falling interest rate scenario of plus or minus 5% of net interest income. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

At March 31, 1997, rate sensitive assets exceeded rate sensitive liabilities at the 0-3 month interval and resulted in a positive gap of $688.2 million or a ratio of 1.68:1. The total positive gap repricing within 1 year as of March 31, 1997 is $313.3 million or 1.19:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At March 31, 1997, liquid assets amounted to $1.3 billion, unchanged from December 31, 1996. This represents 27.4% and 27.2% of earning assets, and 25.7% and 25.5% of total assets at March 31, 1997 and year-end 1996, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.30 billion and $3.23 billion for the three months ended March 31, 1997 and year ended December 31, 1996, respectively, representing 68.2% and 67.2% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of March 31, 1997, Valley had outstanding advances of $32.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $29.2 million, and proceeds of $78.6 million were generated from investment maturities. Purchases of investment securities were $140.5 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $637.1 million and $628.3 million, on average, for the three months ended March 31, 1997 and year ending December 31, 1996, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

As of March 31, 1997 Valley had $1.1 billion of securities available for sale compared with $990 million at December 31, 1996. These securities are recorded at their fair value on an aggregate basis. As of March 31, 1997 the investment securities available for sale had an unrealized loss of $5.3 million, net of deferred taxes, compared to an unrealized gain of $259 thousand, net of deferred taxes, at December 31, 1996. This change was primarily due to a decrease in market values, resulting from increased interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of March 31, 1997 and December 31, 1996.


LOAN PORTFOLIO

                                                      March 31,   December 31,
                                                         1997         1996

Commercial                                           $  458,355   $  466,580
   Total commercial loans                               458,355      466,580

Construction                                             84,694       87,486
Residential mortgage                                    923,009      924,764
Commercial mortgage                                     813,089      786,916
   Total mortgage loans                               1,820,792    1,799,166
Home equity                                             171,037      174,534
Credit card                                             137,751      149,494
Automobile                                              801,513      798,436
Other consumer                                           99,109       83,555
   Total consumer loans                               1,209,410    1,206,019

Less: unearned income                                     (334)        (517)
   Loans, net of unearned
      income                                         $3,488,223   $3,471,248

As a percent of total loans:

Commercial loans                                           13.1%        13.5%
Mortgage loans                                             52.2         51.8
Consumer loans                                             34.7         34.7
   Total loans                                            100.0%       100.0%


During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $137.8 million of credit card loans outstanding at March 31, 1997, approximately $119.5 million are the result of this co-branded credit card program.

Valley National Bank entered into an agreement with an affiliate of the State Farm Insurance Company under which, on an experimental basis, participating State Farm Insurance agents will act as agents for Valley in assisting potential borrowers in obtaining home mortgage financing from Valley National Bank. State Farm will assist Valley by publicizing Valley's home mortgage products in test regions and educating agents about the products. This program merely expands upon a long-standing relationship between the parties.

This is an experimental program and it is not anticipated that the program will have a material impact on the financial statements of Valley National Bancorp for the foreseeable future.


Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non- performing assets continued to decrease, and totalled $14.2 million at March 31, 1997 compared with $16.9 million at December 31, 1996, a decrease of $2.7 million, or 16.2%. Non- performing assets at March 31, 1997 and December 31, 1996, respectively, amounted to 0.41% and 0.49% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-performing category totaled $12.0 million at March 31, 1997, compared to $10.2 million at December 31, 1996. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


LOAN QUALITY

                                    March 31,        December 31,
                                      1997               1996
                                            (in thousands)
Loans past due in excess of
  90 days and still accruing.....  $ 11,967            $ 10,166

Non-performing loans.............  $ 10,201            $ 13,182
Other real estate owned..........     3,987               3,750
  Total non-performing assets....  $ 14,188            $ 16,932

Troubled debt restructured loans.  $  5,335            $  5,363

Non-performing loans as
  a % of loans...................      0.29%               0.38%

Non-performing assets as a %
  of loans plus other real
  estate owned...................      0.41%               0.49%

Allowance as a % of loans........      1.32%               1.33%

Allowance as a % of
  non-performing assets..........    323.59%             271.80%

Asset Quality and Risk Elements

At March 31, 1997, the allowance for loan losses amounted to $45.9 million or 1.32% of loans, net of unearned income, as compared to $46.0 million or 1.33% at year-end 1996.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.3 million for the three months ended March 31, 1997 compared with net recoveries of $444 thousand for the three months ended March 31, 1996.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At March 31, 1997, shareholders' equity totalled $436.5 million or 8.5% of total assets, compared with $430.4 million or 8.4% at year-end 1996. Valley has achieved steady internal capital generation throughout the past five years.

Included in shareholders equity at March 31, 1997 is a $5.3 million unrealized loss on investment securities available for sale, net of tax, compared to an unrealized gain of $259 thousand at December 31, 1996.

Valley's capital position at March 31, 1997 under risk-based capital guidelines was $437.4 million, or 12.6% of risk-weighted assets, for Tier 1 capital and $481.0 million, or 13.8% for Total risked-based capital. The comparable ratios at December 31, 1996 were 12.2.% for Tier 1 capital and 13.5% for Total risk-based capital. Valley's ratios at March 31, 1997 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At March 31, 1997 and December 31, 1996, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.57% and 8.35%, respectively.

Book value per share amounted to $10.33 at March 31, 1997 compared with $10.20 per share at December 31, 1996.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 51.9% for the three month period ended March 31, 1997, compared to 52.8% for the three month period ended March 31, 1996. Cash dividends declared amounted to $.24 per share for the quarter ended March 31, 1997, equivalent to a dividend payout ratio of 48.1%, compared to 47.2% for the same quarter 1996. Valley declared a 5% common stock dividend on April 2, 1997 to shareholders of record on April 30, 1997, payable May 15, 1997. The annual dividend rate will be increased to $1.10 per share after the stock dividend. The cash dividend increase will be payable quarterly beginning on July 1, 1997. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

Recent Accounting Pronouncements

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers that occur after December 31, 1996, and has been applied prospectively. The adoption of SFAS No. 125 did not have a material effect on the financial position or results of operation of Valley.

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International
Accounting Standards Committee: (IASC). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with SFAS 128.

                                   PART II


Item 4.  Submission of Matters to a Vote of Security Holders

       a) On April 2, 1997 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 19 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

                                         Number of Votes
                   Name                      For              Withheld
            Andrew Abramson                26,344,035          183,605
            Pamela Bronander               26,338,608          189,032
            Joseph Coccia, Jr.             26,344,035          183,605
            Austin C. Drukker              26,343,308          184,332
            Willard L. Hedden              26,187,462          340,176
            Graham O. Jones                26,343,850          183,790
            Walter H. Jones, III           26,329,883          197,757
            Gerald Korde                   26,344,035          183,605
            Gerald H. Lipkin               26,330,272          197,368
            Joleen Martin                  26,342,703          184,937
            Robert E. McEntee              26,342,159          185,481
            William McNear                 26,184,627          343,011
            Sam P. Pinyuh                  26,341,354          186,286
            Robert Rachesky                26,339,960          187,679
            Barnett Rukin                  26,337,930          189,710
            Peter Southway                 26,270,035          257,605
            Richard F. Tice                26,341,694          185,946
            Leonard J. Vorcheimer          26,342,703          184,937
            Joseph L. Vozza                26,341,354          186,286

Item 5.           Other Matters

       a) The Board of Directors approved a five percent common stock dividend on April 2, 1997. The new stock will be issued May 15, 1997 to shareholders of record as of April 30, 1997.


Item 6.           Exhibits and Reports on Form 8-K

       a)         Exhibits

                  (3)      Article of Incorporation and Bylaws

                           Restated Certificate of Incorporation of the Registrant dated April 30, 1997

                  (10)     Material Contracts

                           No  material   contracts  entered  into  or  becoming
                           effective in the Reporting Period.

                  (27)     Financial Data Schedule


       b)         Reports on Form 8-K

                  1) Filed March 13, 1997 to report the merger of Midland Bancorporation, Inc. into Valley National Bancorp effective as of the close of business on February 28, 1997.

                                 Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    VALLEY NATIONAL BANCORP
                                                         (Registrant)


      Date:       May 14, 1997                      /s/ Peter Southway
                                                    PETER SOUTHWAY
                                                    VICE CHAIRMAN





      Date:       May 14, 1997                      /s/ Alan D. Eskow
                                                    ALAN D. ESKOW
                                                    SENIOR VICE PRESIDENT
                                                    FINANCIAL ADMINISTRATION

                                   INDEX TO EXHIBITS

     Exhibit No.         Description

         3 Restated Certificate of Incorporation of the Registrant dated April 30, 1997.