Form 10-Q
period 1997-06-30
VALLEY NATIONAL BANCORP
filed 1997-08-15
CIK 714310

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X] Quarter Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the Period Ended June 30, 1997

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

Common Stock (No par value), of which 42,289,506 shares were outstanding as of August 1, 1997.

                                     TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                            Page Number

Item 1.           Financial Statements
                  Consolidated Statements of Financial Condition       3
                           June 30, 1997 and December 31, 1996
                           (Unaudited)
                  Consolidated Statements of Income                    4
                           Six and Three Months Ended June 30, 1997
                           and 1996
                           (Unaudited)
                  Consolidated Statements of Cash Flows
                           Six and Three Months Ended June 30, 1997
                           and 1996                                    5
                           (Unaudited)
                  Notes to Consolidated Financial Statements           6

Item 2.           Management's Discussion and Analysis of              7-16
                           Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.                    17


SIGNATURES                                                             18

                                VALLEY NATIONAL BANCORP
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                   ($ in thousands)

                                                          June 30,  December 31,
                                                            1997        1996
Assets

Cash and due from banks................................$  250,510   $  196,995
Federal funds sold......................................   51,000       82,450
Investment securities held to maturity, fair value of
$193,802 and $257,213 in 1997 and 1996, respectively...   192,092      255,277
Investment securities available for sale............... 1,005,416      989,698
Loans, net of unearned income.......................... 3,510,174    3,471,248
Less:  Allowances for possible loan losses.............   (45,473)     (46,022)
Loans, net............................................. 3,464,701    3,425,226
Premises and equipment, net............................    73,638       71,244
Due from customers on acceptances outstanding..........       580          940
Accrued interest receivable............................    29,356       29,808
Other assets...........................................    62,636       63,909
         Total assets..................................$5,129,929   $5,115,547

Liabilities

Deposits:
         Non-interest bearing deposits................ $  738,811   $  715,563
         Interest bearing:
                  Savings.............................. 1,910,624    1,835,476
                  Time     ............................ 1,873,940    2,016,026
                           Total deposits.............. 4,523,375    4,567,065

Federal funds purchased and securities sold under
         repurchase agreements.........................    33,225       23,339
Treasury tax and loan account and other short-term
      borrowings.......................................    45,322       17,202
Other borrowings.......................................    31,042       35,071
Bank acceptances outstanding...........................       580          940
Accrued expenses and other liabilities.................    45,744       41,546
         Total liabilities............................. 4,679,288    4,685,163

Shareholders' Equity

Common stock, no par value, authorized 78,750,000 shares,
         issued 42,475,559 shares in 1997 and
         40,449,671 in 1996, ..........................   23,301        22,321
Surplus                    ............................  293,582       238,540
Retained earnings......................................  139,596       176,853
Unrealized gain (loss) on investment securities available
         for sale, net of tax..........................     (456)          259
                                                         456,023       437,973

Treasury stock, at cost (195,909 shares in 1997 and
         272,093 shares in 1996)......................    (5,382)       (7,589)
         Total shareholders' equity...................   450,641       430,384

         Total liabilities and shareholders' equity...$5,129,929    $5,115,547

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                          Six Months Ended  Three Months Ended
                                              June 30,             June 30,
                                            1997       1996   1997      1996
Interest Income
Interest and fees on loans..............$ 143,945 $ 129,567 $72,493 $   65,104
Interest and dividends on
  investment securities:
         Taxable........................   30,895    35,834  15,633     17,785
         Tax-exempt.....................    5,487     6,702   2,669      3,332
         Dividends......................      781       375     363        175
Interest on federal funds sold and
         other short term investments...    2,170     2,102     626        649
         Total Interest Income..........  183,278   174,580  91,784     87,045

Interest Expense
Interest on deposits:
         Savings........................   21,505    21,295  11,050     10,916
         Time     ......................   53,731    52,519  26,118     25,953
Interest on federal funds purchased
         and securities sold under
         repurchase agreements..........      563       538     303        254
Interest on other short-term
         borrowings.....................      640       308     402        148
Interest on other borrowings............      962     1,208     476        636
         Total Interest Expense.........   77,401    75,868   38,349    37,907

Net interest income.....................  105,877    98,712   53,435    49,138
Provision for possible loan losses......    3,100     1,860    1,900     1,080
Net interest income after provision
         for possible loan losses.......  102,777    96,852   51,535    48,058

Non-Interest Income
Trust income............................      501       515      243       255
Service charges on deposit accounts.....    5,849     5,518    2,940     2,757
Gains on securities transactions,
         net      ......................    2,169      573     1,053       241
Fees from mortgage servicing............    2,228    1,968     1,103       953
Credit card income......................    5,818    1,017     3,280       543
Gains on sales of loans.................    1,195      975       818       314
Other             ......................    2,430    2,325       848       833
         Total Non-Interest Income......   20,190   12,891    10,285     5,896

Non-Interest Expense
Salary expense........................   22,378     21,288    11,109    10,761
Employee benefit expense..............    5,788      5,684     2,877     2,662
FDIC insurance premiums...............      508      1,514       301       797
Occupancy and equipment expense.......    8,950      9,338     4,488     4,733
Credit card expense...................    8,476      1,156     4,400       660
Amortization of intangible assets.....    1,699      1,543       850       780
Other             ....................   12,470     12,454     6,845     6,949
         Total Non-Interest Expense...   60,269     52,977    30,870    27,342

Income before income taxes............   62,698     56,766     30,950    26,612
Income tax expense....................   21,323     19,398     10,475     8,663
Net Income...........................$   41,375  $  37,368  $  20,475  $ 17,949
Net income per share.................$     0.98  $    0.87  $    0.48  $   0.42
Weighted average shares outstanding..42,250,450 42,785,712 42,265,174 42,402,426

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                                1997     1996
Cash flows from operating activities:
         Net income..........................................$  41,375 $ 37,368
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation and amortization of
                        intangible assets                        5,464    5,436
                  Amortization of compensation costs pursuant to
                           long term stock incentive plan.....     273      221
                  Provision for possible loan losses..........   3,100    1,860
                  Net amortization of premiums and discounts..     460    2,815
                  Net gains on securities transactions........  (2,169)    (573)
            Proceeds from sale of loans.......................  19,296   20,925
                  Gains on sales of loans.....................  (1,195)    (975)
                  Proceeds from recoveries on charged-off loans    975    2,586
                  Net decrease in accrued interest
                           receivable and other assets........   1,215    1,598
                  Net increase (decrease) in accrued expenses and
                           other liabilities .................   2,135     (723)
                  Net cash provided by operating activities:    70,929   70,538
Cash flows from investing activities:
         Proceeds from maturing investment securities held
                  to maturity.................................  34,979   27,776
         Purchases of investment securities held to maturity   (11,858)  (9,973)
         Proceeds from sales of investment securities
                  available for sale..........................  95,193   58,057
         Proceeds from maturing investment securities
                  available for sale.......................... 105,729  149,423
         Purchases of investment securities available for sale(176,224)(144,997)
         Purchases of mortgage servicing rights...............    (880)    (523)
         Net decrease in federal funds sold and other
                  short term investments......................  31,450   81,050
         Net increase in loans made to customers.............. (61,651)(185,472)
         Purchases of premises and equipment, net of sales....  (6,159)  (7,316)
         Net decrease in due from customers on
                  acceptances outstanding.....................     360      170
                  Net cash used in investing activities:        10,939  (31,805)
Cash flows from financing activities:
         Net decrease in deposits . .......................... (43,690) (61,007)
         Net increase in federal funds purchased
                  and other short term borrowings.............  38,006   29,575
         Advances of other borrowings.........................      --   20,000
         Repayments of other borrowings.......................  (4,029)  (8,027)
         Net decrease in bank acceptances outstanding.........    (360)    (170)
         Dividends paid to common shareholders................ (19,158) (18,363)
         Addition of common shares to treasury................      --  (30,453)
         Common stock issued, net of cancellations............     878       51
                  Net cash used in financing activities:       (28,353) (68,394)
Net increase (decrease) in cash and due from banks............  53,515  (29,661)
Cash and due from banks at January 1.......................... 196,995  198,857
Cash and due from banks at June 30............................$250,510  169,196
Supplemental cash flow disclosure:
         Cash paid for interest on deposits and other
         borrowings                                           $ 76,554   75,620
         Cash paid for federal and state income taxes.........$ 14,938   18,678
         Transfer of securities held to maturity acquired in
         acquisition of Midland to securities available
                for sale......................................$ 39,833      --

See accompanying notes to consolidated financial statements.

                                VALLEY NATIONAL BANCORP
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of June 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the six and three month periods ended June 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1996 Annual Report to Shareholders.

         The Consolidated Statements of Income for the six and three month periods ended June 30, 1996 and the Consolidated Statement of Cash Flows for the six month period ended June 30, 1996 have been restated to include Midland Bancorporation, Inc. which was acquired on the close of business February 28, 1997 in a transaction accounted for as a pooling of interest.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5% stock dividend declared April 2, 1997 to Shareholders of record on April 30, 1997 and issued on May 15, 1997.

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

Earnings Summary

Net income for the six months ended June 30, 1997 was $41.4 million, or $0.98 per share. These results compare to net income of $37.4 million, or $0.87 per share for the same period in 1996. The annualized return on average assets increased to 1.63% from 1.51%, while the annualized return on average equity also increased to 18.93% from 17.61%, for the six months ended June 30, 1997 and 1996, respectively.

Net income was $20.5 million, or $0.48 per share for the three month period ended June 30, 1997 compared with $17.9 million or $0.42 per share for the three month period ended June 30, 1996. This increase in net income is largely attributable to an increase in net interest income, which was offset by an increase in the provision for loan losses and expenses of the Shop-Rite credit card program, which were partially offset by increased fee income.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $109.2 million from $102.7 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in net interest income is due primarily to the movement of earning assets out of the investment portfolio and into higher yielding loans, resulting in an increase in the net interest margin to 4.55% for the six months ended June 30, 1997 compared to 4.42% for the same period in 1996.

Average interest earning assets for the six month period increased $146.1 million in 1997, or 3.1% over the same period in 1996. This increase was mainly the result of increased volume of credit card loans, automobile loans and commercial mortgages. Average loans increased by $368.6 million or 12.0% over the 1996 amount. The average rate on loans was negatively impacted by the introductory below market interest rates offered on co-branded credit cards.
The increase in average loan volume caused interest income on loans for 1997 to increase by $14.3 million over 1996. Offsetting this increase, was a decline in average taxable and tax exempt investment securities of $225.9 million or 15.1% from the amount in the portfolio during 1996.

Average interest-bearing liabilities grew 1.5% or $57.4 million. Total deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $68.1 million or 11.1% over 1996 balances. Average savings deposits decreased by $3.4 million or 0.2%, while average time deposits increased $59.7 million or 3.0%.

The following tables reflect the components of net interest income for the six and three months ended June 30, 1997 and 1996.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


                                   Six Months Ended       Six Months Ended
                                    June 30, 1997           June 30, 1996
                           Average            Avg    Average                                Avg
                           Balance  Interest  Rate   Balance   Interest  Rate
 Assets
Interest earning assets
     Loans (1) (2)...... $3,447,777 $ 144,309 8.37% $3,079,153 $ 129,987 8.44%
Taxable investments (3)   1,021,903    31,676 6.20   1,190,025    36,209 6.09
Tax-exempt
     investments (1) (3)    246,396     8,442 6.85     304,133    10,311 6.78
Federal funds sold and
     other short-term
     investments (1).....    82,293     2,170 5.27      79,004     2,102
Interest earning
     assets..............$4,798,369 $ 186,597 7.78% $4,652,315 $ 178,609 7.68%
Allowance for possible
     loan losses.........   (46,125)                   (44,729)
Unrealized loss on
     securities available
     for sale............   165,871                     (3,986)
Cash and due from banks     161,600                    173,223
Other assets.............    (3,236)                   163,601
     Total assets........$5,076,479                 $4,940,424

Liabilities and Shareholders' Equity
Interest bearing liabilities
     Savings deposits... $1,808,438 $ 21,505 2.38% $1,811,797 $ 21,295 2.35%
     Time deposits......  2,025,087   53,731 5.31   1,965,396   52,519 5.34
       Total interest
         bearing deposits 3,833,525   75,236 3.93   3,777,193   73,814 3.91
Federal funds purchased
     and other short-term
     borrowings ..........   49,715    1,203 4.84      37,126      846 4.56
Other borrowings..........   33,153      962 5.80      44,633    1,208 5.41
Total interest bearing
     liabilities..........3,916,393   77,401 3.95   3,858,952   75,868 3.93
Demand deposits..........   680,793                   612,672
Other liabilities........    42,074                    44,428
Shareholders' equity        437,219                   424,372
     Total liabilities and
       shareholders' equity$5,076,479              $4,940,424

Net interest income (tax
     equivalent basis)....           109,196                   102,741

Tax equivalent adjustment             (3,319)                   (4,029)

Net interest income.......        $  105,877                $   98,712

Net interest rate differential              3.83%                    3.75%

Net interest margin (4)                     4.55%                    4.42%





                              Three Months Ended            Three Months Ended
                                   June 30, 1997              June 30, 1996
                               Average             Avg   Average           Avg
                               Balance   Interest  Rate  Balance  Interest Rate
Assets
Interest earning assets
     Loans (1) (2)...........$3,455,788 $ 72,675 8.41% $3,118,137 $ 65,307 8.38%
Taxable investments (3)       1,023,975   15,996 6.25   1,182,095   17,960 6.08
Tax-exempt investments(1) (3)   239,726    4,106 6.85     303,508    5,126 6.76
Federal funds sold and other
     short-term investments (1)  44,650      627 5.62      45,773      649 5.67
Total interest earning assets$4,764,139 $ 93,404 7.84% $4,649,513 $ 89,042 7.66%
Allowance for possible loan
     losses..................   (46,012)                  (44,097)
Unrealized loss on securities
     available for sale          (5,041)                   (8,977)
Cash and due from banks         164,865                   168,920
Other assets................    163,927                   168,863
     Total assets........... $5,041,878                $4,934,222

Liabilities and Shareholders' Equity
Interest bearing liabilities
     Savings deposits....... $1,824,388 $ 11,050 2.42% 1,816,631 $ 10,916 2.40%
     Time deposits..........  1,953,306   26,118 5.35  1,955,582   25,953 5.31
       Total interest
         bearing deposits     3,777,694   37,168 3.94  3,772,213   36,869 3.91
Federal funds purchased and
     other short-term
     borrowings                  56,329      705 5.01     36,641      402 4.39
Other borrowings............     32,589      476 5.84     46,355      636 5.48
Total interest bearing
     liabilities............  3,866,612   38,349 3.97  3,855,209   37,907 3.93
Demand deposits.............    691,619                           621,240
Other liabilities...........     44,438                            41,856
Shareholders' equity            439,209                  415,917
     Total liabilities and
       shareholders' equity  $5,041,878               $4,934,222

Net interest income (tax
     equivalent basis)......              55,055                   51,135

Tax equivalent adjustment                 (1,619)                  (1,997)

Net interest income.........            $ 53,436                 $ 49,138

Net interest rate differential                   3.87%                   3.73%

Net interest margin (4)                          4.62%                   4.40%

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


CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                         Six Months Ended June 30,   Three Months Ended June 30,
                           1997 Compared to 1996       1997 Compared to 1996
                          Increase (Decrease) (2)     Increase (Decrease) (2)
                        Interest    Volume   Rate    Interest   Volume   Rate
                                             (in thousands)
Interest income:
  Loans (1)            $ 14,322   $ 15,438  $(1,116) $ 7,368  $ 7,100   $268
  Taxable investments..  (4,533)    (5,200)     667   (1,964)  (2,458)   494
  Tax-exempt
      investments (1)... (1,869)    (1,977)     108   (1,020)  (1,092)    72
  Federal funds sold and
      other short term
      investments.....       68         87      (19)     (22)     (16)    (6)
                          7,988      8,348     (360)   4,362    3,534    828

Interest expense:
  Savings deposits....      210        (40)     250      134       47     87
  Time deposits........   1,212      1,586     (374)     165      (30)   195
  Federal funds purchased
      and securities sold
      under repurchase
      agreements.......     357        302       55      303      240     63
  Other borrowings.....    (246)      (328)      82     (160)    (199)    39

                          1,533      1,520       13      442       58    384

Net interest income.....$ 6,455   $  6,828  $  (373) $ 3,920  $ 3,476 $  444


(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the six and three months ended June 30, 1997 and 1996.

         NON-INTEREST INCOME

                                           Six Months Ended  Three Months Ended
                                                June 30,          June 30,
                                               1997     1996    1997       1996
                                                         (in thousands)

   Trust income..........................$   501     $   515   $   243   $   255
   Service charges on deposit accounts     5,849       5,518     2,940     2,757
   Gains on securities transactions, net   2,169         573     1,053       241
   Fees from mortgage servicing            2,228       1,968     1,103       953
   Credit card income....................  5,818       1,017     3,280       543
   Gains on sales of loans...............  1,195         975       818       314
   Other. . . ...........................  2,430       2,325       848       833
                  Total..................$20,190     $12,891   $10,285   $ 5,896



Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $18.0 million and $9.2 million for the six months and quarter ended June 30, 1997 compared with $12.3 million and $5.7 million for the six months and quarter ended June 30, 1996.

Fees from mortgage servicing increased by 13.2% for the six months ended
June 30, 1997 and 15.7% for the quarter ended June 30, 1997. This reflects the increase in the size of the serviced portfolio.

Included in credit card income is merchant discount income and net interchange fees. The increase in credit card income is the result of a co-branded credit card program that began during the second quarter of 1996.

Gains on the sales of loans were $1.2 million and $818 thousanbd for the first six months and three months of 1997 compared to $975 thousand and $314 thousand for the same periods of 1996. The increase of gains recorded are primarily from the increased SBA activity resulting in the sale of the guaranteed portion of SBA loans.

Securities gains were $1.1 million for the three months ended June 30, 1997 compared to $241 thousand for the same period in 1996. These gains were the result of equity securities sold by Valley National Bancorp.


Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 1997 and 1996.

NON-INTEREST EXPENSE

                                          Six months ended   Three months ended
                                               June 30,            June 30,
                                            1997     1996      1997      1996
                                                     (in thousands)

Salary expense........................  $ 22,378   $ 21,288  $ 11,109  $ 10,761
Employee benefit expense..............     5,788      5,684     2,877     2,662
FDIC insurance premiums...............       508      1,514       301       797
Occupancy and equipment expense.......     8,950      9,338     4,488     4,733
Credit card expense...................     8,476      1,156     4,400       660
Amortization of intangible assets.....     1,699      1,543       850       780
Other.................................    12,470     12,454     6,845     6,949
      Total...........................  $ 60,269   $ 52,977  $ 30,870  $ 27,342


Non-interest expense totalled $60.3 million for the six month period ended
June 30, 1997, an increase of 13.8% from the 1996 level. The largest component of non-interest expense is salary and employee benefit expense which totalled $28.2 million in 1997 compared to $27.0 million in 1996. At June 30, 1997, full-time equivalent staff was 1,558, compared to 1,542 at June 30, 1996.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 1997 is 47.2%, one of the lowest in the industry, compared with an efficiency ratio for 1996 of 44.7%. The increase in the efficiency ratio is the result of the acquisition of Midland and net expenses incurred for the credit card program. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Valley's deposit base consists of both BIF and SAIF deposits. BIF deposits, which represent approximately 70% of the insurable deposit base, were exempt from premiums in 1996. As a result of the Funds Act enacted in 1996, Valley is paying insurance premiums on both its BIF and SAIF deposits beginning in 1997, however, the revised rate structure resulted in a decline in the overall premium expense.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The increase in credit card expenses is directly attributable to the co-branded credit card that VNB began issuing during the second quarter of 1996.

The significant components of other non-interest expense include advertising, professional fees, stationery and postage, telephone expense and REO expense which total approximately $7.2 million for the six months ended June 30, 1997.


Income Taxes

Income tax expense as a percentage of pre-tax income was 34.0% for the six months ended June 30, 1997 compared to 34.2% for the same period in 1996.


ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Management has prepared for its use an income simulation model to project future net interest income streams in light of the current gap position. Management has also prepared for its use alternative scenarios to measure levels of net nterest income associated with various changes in interest rates. According to the model, an interest rate increase or decrease of 100 basis points resulted in an impact on net interest income over the next twelve months of less than 2%, while an increase in interest rates of 300 basis points would impact net interest income by about 2-1/2%.
These amounts are consistent with the target levels contained in Valley's Asset/Liability Policy, which is a maximum impact in a rising or falling interest rate scenario of plus or minus 5% of net interest income. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

At June 30, 1997, rate sensitive assets exceeded rate sensitive liabilities at the 0-3 month interval and resulted in a positive gap of $223 million or a ratio of 1.14:1. The total negative gap repricing within 1 year as of June 30, 1997 is $130.9 million or .93:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At June 30, 1997, liquid assets amounted to $1.3 billion, as compared to $1.2 billion at December 31, 1996. This represents 27.7% and 27.2% of earning assets, and 25.7% and 25.5% of total assets at June 30, 1997 and year-end 1996, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.34 billion and $3.23 billion for the six months ended June 30, 1997 and year ended
December 31, 1996, respectively, representing 69.6% and 67.2% of average earning assets. Short term borrowings through Federal funds lines and Federal Home
Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of June 30, 1997, Valley had outstanding advances of $30.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $95.2 million, and proceeds of $140.7 million were generated from investment maturities. Purchases of investment securities were $188.1 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $541.7 million and $628.3 million, on average, for the six months ended June 30, 1997 and year ending December 31, 1996, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

As of June 30, 1997 Valley had $1.0 billion of securities available for sale compared with $990 million at December 31, 1996. Those securities are recorded at their fair value on an aggregate basis. As of June 30, 1997 the investment securities available for sale had an unrealized loss of $456 thousand, net of deferred taxes, compared to an unrealized gain of $259 thousand, net of deferred taxes, at December 31, 1996. This change was primarily due to a decrease in market values, resulting from increased interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of June 30, 1997 and December 31, 1996.


LOAN PORTFOLIO

                                      June 30,    December 31,
                                        1997         1996
                                         ($ in thousands)

Commercial                            $  432,791   $  466,580
   Total commercial loans                432,791      466,580

Construction                              76,113       87,486
Residential mortgage                     915,044      924,764
Commercial mortgage                      838,145      786,916
   Total mortgage loans                1,829,302    1,799,166

Home equity                              171,215      174,534
Credit card                              143,064      149,494
Automobile                               831,265      798,436
Other consumer                           102,537       83,555
   Total consumer loans                1,248,081    1,206,019

Less: unearned income                         --         (517)
   Loans, net of unearned
      income                          $3,510,174  $3,471,248

As a percent of total loans:

Commercial loans                           12.3%         13.5%
Mortgage loans                             52.1          51.8
Consumer loans                             35.6          34.7
   Total loans                            100.0%        100.0%


During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $143.1 million of credit card loans outstanding at June 30, 1997, approximately $125.8 million are the result of this co-branded credit card program.


Non-Performing Assets

Non-performing assets include non-accrual loans and other real estate owned
(OREO). Non-performing assets totalled $16.3 million at June 30, 1997 compared with $16.9 million at December 31, 1996. Non-performing assets at June 30, 1997 and December 31, 1996, respectively, amounted to 0.46% and 0.49% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-performing category totaled $11.8 million at June 30, 1997, compared to $10.2 million at December 31, 1996. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

                                     June 30,       December 31,
                                      1997             1996
                                           (in thousands)

Loans past due in excess of
  90 days and still accruing.....  $ 11,825         $ 10,166

Non-performing loans.............  $ 12,897         $ 13,182
Other real estate owned..........     3,382            3,750
  Total non-performing assets....  $ 16,279         $ 16,932

Troubled debt restructured loans.  $  5,306         $  5,363

Non-performing loans as
  a % of loans...................      0.37%           0.38%

Non-performing assets as a %
  of loans plus other real
  estate owned...................      0.46%           0.49%

Allowance as a % of loans........      1.30%           1.33%

Allowance as a % of
  non-performing assets..........    279.34%         271.80%


Asset Quality and Risk Elements

At June 30, 1997, the allowance for loan losses amounted to $45.5 million or 1.30% of loans, net of unearned income, as compared to $46.0 million or 1.33% at year-end 1996.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $3.6 million for the six months ended June 30, 1997 compared with net charge-offs of $299 thousand for the six months ended June 30, 1996. Net charge-offs during the quarter ended June 30, 1997 were mostly attributable to consumer credit and credit card loans. During 1996 there were a substantial amount of recoveries in commercial loans.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At June 30, 1997, shareholders' equity totalled $450.6 million or 8.8% of total assets, compared with $430.4 million or 8.4% at year-end 1996. Valley has achieved steady internal capital generation throughout the past five years.

Included in shareholders equity at June 30, 1997 is a $456 thousand unrealized loss on investment securities available for sale, net of tax, compared to an unrealized gain of $259 thousand at December 31, 1996.

Valley's capital position at June 30, 1997 under risk-based capital guidelines was $445.9 million, or 12.6% of risk-weighted assets, for Tier 1 capital and $490.2 million, or 13.8% for Total risked-based capital. The comparable ratios at December 31, 1996 were 12.2% for Tier 1 capital and 13.5% for Total risk-based capital. Valley's ratios at June 30, 1997 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At June 30, 1997 and December 31, 1996, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 8.87% and 8.35%, respectively.

Book value per share amounted to $10.66 at June 30, 1997 compared with $10.18 per share at December 31, 1996.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 47.6% for the six month period ended June 30, 1997, compared to 50.6% for the six month period ended June 30, 1996. Cash dividends declared amounted to $0.51 per share for the six months ended June 30, 1997, equivalent to a dividend payout ratio of 52.4%, compared to 49.4% for the same period 1996. Valley declared a 5% common stock dividend on April 2, 1997 to shareholders of record on April 30, 1997, which was issued May 15, 1997. Effective with the July 1, 1997 dividend payment, the annual dividend rate was increased to $1.10 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


Recent Accounting Pronouncements

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 is effective for fiscal years beginning after December 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits

            (10) Material Contracts

                 No material contracts entered into or becoming effective in the Reporting Period.

            (27) Financial Data Schedule


      b)    Reports on Form 8-K

            None

                                    Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VALLEY NATIONAL BANCORP
                                                    (Registrant)


                                               /s/ Peter Southway
      Date:       August 13, 1997              PETER SOUTHWAY
                                               VICE CHAIRMAN



                                               /s/ Alan D. Eskow
      Date:       August 13, 1997              ALAN D. ESKOW
                                               SENIOR VICE PRESIDENT
                                               FINANCIAL ADMINISTRATION