Form 10-Q
period 1997-09-30
VALLEY NATIONAL BANCORP
filed 1997-11-14
CIK 714310

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------
                                 FORM 10-Q

(Mark One)
   [X] Quarter Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the Period Ended September 30, 1997

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

Common Stock (No par value), of which 42,291,206 shares were outstanding as of November 3, 1997.

                                   TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                             Page Number

Item 1.               Financial Statements
                  Consolidated Statements of Financial Condition          3
                      September 30, 1997 and December 31, 1996
                      (Unaudited)
                  Consolidated Statements of Income
                      Nine and Three Months Ended September 30, 1997
                      and 1996 (Unaudited)                                4
                  Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1997 and 1996       5
                      (Unaudited)
                  Notes to Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of                 7-17
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.                       18


SIGNATURES                                                                19

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
($ in thousands)

                                                      September 30, December 31,
                                                          1997         1996

Assets

Cash and due from banks..............................$  153,226     $  196,995
Federal funds sold...................................   102,000         82,450
Investment securities held to maturity, fair value of
$178,275 and $257,213 in 1997 and 1996, respectively.   175,697        255,277
Investment securities available for sale............. 1,077,024        989,698
Loans, net of unearned income........................ 3,547,366      3,471,248
Less:  Allowances for possible loan losses...........   (42,341)       (46,022)
                                                     -----------    -----------
Loans, net........................................... 3,505,025      3,425,226
                                                     -----------     ----------
Premises and equipment, net..........................    72,939         71,244
Due from customers on acceptances outstanding........       287            940
Accrued interest receivable..........................    29,767         29,808
Other assets.........................................    59,560         63,909
                                                     -----------    ----------
         Total assets................................$5,175,525     $5,115,547
                                                     ===========    ==========

Liabilities

Deposits:
         Non-interest bearing deposits...............$  738,512     $  715,563
         Interest bearing:
                  Savings............................ 1,850,502      1,835,476
                  Time     .......................... 1,922,586      2,016,026
                                                     -----------    ----------
                           Total deposits............ 4,511,600      4,567,065
                                                     -----------    ----------

Federal funds purchased and securities sold under
         repurchase agreements.......................    21,014         23,339
Other short-term borrowings..........................    43,594         17,202
Long-term debt             ..........................    90,528         35,071
Bank acceptances outstanding.........................       287            940
Accrued expenses and other liabilities...............    44,410         41,546
                                                     -----------    ----------
         Total liabilities........................... 4,711,433      4,685,163
                                                     -----------    ----------

Shareholders' Equity

Common stock, no par value, authorized 78,750,000 shares,
         issued 42,464,847 shares in 1997 and
         40,449,671 in 1996, ........................   23,303          22,321
Surplus                    ..........................   293,482        238,540
Retained earnings....................................   149,519        176,853
Unrealized gain on investment securities available
         for sale, net of tax........................     2,572            259
                                                       --------        -------
                                                        468,876        437,973

Treasury stock, at cost (175,363 shares in 1997 and
         272,093 shares in 1996).....................    (4,784)        (7,589)
                                                       ---------     ---------
         Total shareholders' equity..................   464,092        430,384
                                                       ---------     ---------

         Total liabilities and shareholders' equity..$5,175,525     $5,115,547
                                                     ===========    ==========

See accompanying notes to consolidated financial statements.

                                                                              4
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                         Nine Months Ended  Three Months Ended
                                          September 30,        September 30,
                                          1997       1996        1997     1996
                                        --------- ---------  --------- --------
Interest Income
Interest and fees on loans............$ 217,101 $  198,030  $  73,156 $   68,463
Interest and dividends on
  investment securities:
         Taxable.......................  46,459     52,892     15,564     17,058
         Tax-exempt....................   8,020      9,823      2,533      3,121
         Dividends.....................   1,161        634        380        259
Interest on federal funds sold and
         other short term investments..   3,272      2,907      1,102        805
                                        ---------   ---------  --------- -------
         Total Interest Income......... 276,013    264,286     92,735     89,706
                                        ---------   ---------  --------- -------

Interest Expense
Interest on deposits:
         Savings.......................  32,197     32,458     10,692     11,163
         Time     .....................  80,941     79,525     27,211     27,005
Interest on federal funds purchased
         and securities sold under
         repurchase agreements.........     840        828        277        291
Interest on other short-term
         borrowings....................     928        510        287        202
Interest on long-term debt.............   1,600      1,754        638        546
                                        ---------   --------   -------- --------
         Total Interest Expense........ 116,506    115,075     39,105     39,207
                                        ---------   --------   -------- --------

Net interest income.................... 159,507    149,211     53,630     50,499
Provision for possible loan losses.....   5,250      2,285      2,150        425
                                        ---------  ---------   -------- --------
Net interest income after provision
         for possible loan losses...... 154,257    146,926     51,480     50,074
                                        ---------  ---------   -------- --------

Non-Interest Income
Trust income...........................     825        770        324        255
Service charges on deposit accounts....   8,804      8,376      2,955      2,858
Gains on securities transactions,
         net      .....................   2,169        834          -        262
Fees from mortgage servicing...........   3,398      2,942      1,169        974
Credit card income.....................   9,211      2,819      3,411      1,802
Gains on sales of loans................   2,873      1,334      1,678        358
Other             .....................   4,375      3,360      1,927      1,035
                                        ---------- ---------  --------- --------
         Total Non-Interest Income.....  31,655     20,435     11,464      7,544
                                        ---------- ---------  --------- --------

Non-Interest Expense
Salary expense.........................  33,580     32,380     11,202     11,093
Employee benefit expense...............   8,468      8,228      2,680      2,544
FDIC insurance premiums................     799      8,634        291      7,120
Occupancy and equipment expense........  13,560     13,955      4,610      4,616
Credit card expense....................  13,158      3,429      4,682      2,273
Amortization of intangible assets......   2,556      2,291        856        748
Other             .....................  18,233     18,674      5,764      6,220
                                        ---------  ---------  --------- --------
         Total Non-Interest Expense....  90,354     87,591     30,085     34,614
                                        ---------  ---------  --------- --------

Income before income taxes...........    95,558     79,770     32,859     23,004
Income tax expense...................    32,326     26,861     11,003      7,463
Net Income........................... $  63,232  $  52,909  $  21,856  $  15,541
Net income per share................. $    1.50  $    1.24  $    0.52  $    0.37
Weighted average shares outstanding..42,263,032 42,562,013 42,287,785 42,119,481

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                             1997         1996

Cash flows from operating activities:
         Net income.........................................$  63,232 $  52,909
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation and amortization of intangible
                     assets..................................   8,318     7,539
                  Amortization of compensation costs pursuant to
                           long term stock incentive plan.        474       335
                  Provision for possible loan losses..........  5,250     2,285
                  Net amortization of premiums and discounts..    886     3,572
                  Net gains on securities transactions........ (2,169)     (834)
            Proceeds from sale of loans....................... 30,608    27,573
                  Gains on sales of loans..................... (2,873)   (1,334)
                  Proceeds from recoveries on charged-off loans 1,507     3,874
                  Net decrease (increase) in accrued interest
                           receivable and other assets........  1,617    (3,606)
                  Net increase in accrued expenses and
                           other liabilities .................    340    12,093
                                                            --------- ---------
                  Net cash provided by operating activities:  107,190   104,406
                                                            --------- ---------
Cash flows from investing activities:
         Proceeds from maturing investment securities held
                  to maturity................................. 54,387    76,001
         Purchases of investment securities held to maturity  (14,944)  (31,525)
         Proceeds from sales of investment securities
                  available for sale.......................... 95,193    72,113
         Proceeds from maturing investment securities
                  available for sale..........................165,504   202,995
         Purchases of investment securities available
                  for sale...................................(302,855) (187,783)
         Purchases of mortgage servicing rights..............  (1,020)     (655)
         Net (increase) decrease in federal funds sold and other
                  short term investments..................... (19,550)  136,050
         Net increase in loans made to customers.............(114,291) (353,238)
         Purchases of premises and equipment, net of sales...  (7,458)   (8,709)
         Net decrease in due from customers on
                  acceptances outstanding....................     653       292
                                                           ----------- ---------
                  Net cash used in investing activities:     (144,381)  (94,459)
                                                           ----------- ---------
Cash flows from financing activities:
         Net decrease in deposits . ........................  (55,465)  (12,561)
         Net increase in federal funds purchased
                  and other short term borrowings...........   24,067    30,030
         Advances of long-term debt.........................   62,500    20,000
         Repayments of long-term debt.......................   (7,043)  (12,041)
         Net decrease in bank acceptances outstanding.......     (653)     (292)
         Dividends paid to common shareholders..............  (30,784)  (28,332)
         Addition of common shares to treasury..............       --   (32,411)
         Common stock issued, net of cancellations..........      800        92
                                                            ---------- ---------
                  Net cash used in financing activities:....   (6,578)  (35,515)
                                                            ---------- ---------
Net decrease in cash and due from banks.....................  (43,769)  (25,568)
Cash and due from banks at January 1........................  196,995   198,857
                                                            ---------- ---------
Cash and due from banks at September 30.....................$ 153,226   173,289
                                                            ---------- ---------
Supplemental cash flow disclosure:
         Cash paid for interest on deposits and other
                borrowings..................................$ 116,765   116,146
         Cash paid for federal and state income taxes.......$  24,418    28,289
         Transfer of securities held to maturity acquired in
         acquisition of Midland to securities available
                for sale....................................$  39,833        --
See accompanying notes to consolidated financial statements.

                           VALLEY NATIONAL BANCORP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of September 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1996 Annual Report to Shareholders.

         The Consolidated Statement of Financial Condition as of December 31, 1996 and the Consolidated Statements of Income for the nine and three month periods ended September 30, 1996 and the Consolidated Statement of Cash Flows for the nine month period ended September 30, 1996 have been restated to include Midland Bancorporation, Inc. which was acquired on the close of business February 28, 1997 in a transaction accounted for as a pooling of interest.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5% stock dividend declared April 2, 1997 to Shareholders of record on April 30, 1997 and issued on May 15, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Merger

On February 28, 1997, Valley acquired Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On December 31, 1996 Midland had total assets of $438.9 million and deposits of $401.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 3,775,000 shares of Valley common stock. Each share of common stock of Midland was exchanged for 30 shares of Valley common stock.

Earnings Summary

Net income for the nine months ended September 30, 1997 was $63.2 million, or $1.50 per share. These results compare to net income of $52.9 million, or $1.24 per share for the same period in 1996. The annualized return on average assets increased to 1.66% from 1.42%, while the annualized return on average equity increased to 18.79% from 16.76%, for the nine months ended September 30, 1997 and 1996, respectively.

Net income was $21.9 million, or $0.52 per share for the three month period ended September 30, 1997 compared with $15.5 million or $0.37 per share for the three month period ended September 30, 1996.

The increase in earnings for both the nine month and three month periods ended September 30, 1997 in comparison to the corresponding periods of 1996 was due partly to a substantial increase in net interest income. Also contributing to the rise in earnings is the one-time SAIF assessment charge of $3.7 million or $0.09 per share, net of tax, which was included in the 1996 results for both the quarter and nine months. Partially offsetting these developments was an increase in the provision for loan loss and an increase in net credit card expenses in 1997.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $164.4 million from $155.1 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, a modest increase in interest earning assets and the movement of earning assets out of the investment portfolio and into higher yielding loans, resulting in an increase in the net interest margin to 4.56% for the nine months ended September 30, 1997 compared to 4.42% for the same period in 1996.

Average interest earning assets for the nine month period increased $127.4 million in 1997, or 2.8% over the same period in 1996. This increase was mainly the result of increased volume of credit card loans, automobile loans and commercial mortgages. Average loans increased by $319.8 million or 10.2% over the 1996 amount. The increase in average loan volume caused interest income on loans for 1997 to increase by $19.0 million over 1996. Offsetting this increase, was a decline in average taxable and tax exempt investment securities of $200.9 million or 13.7% from the amount in the portfolio during 1996.

Average interest-bearing liabilities increased 0.8% or $29.9 million for the nine month period ended September 30, 1997 compared to the same period in 1996. Total deposit growth, similar to the past few years, was held to a small increase due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $72.7 million or 11.7% over 1996 balances. Average savings deposits decreased by $3.9 million or 0.2%, while average time deposits increased $32.5 million or 1.6%.

The following tables reflect the components of net interest income for the nine and three months ended September 30, 1997 and 1996.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                               Nine Months Ended         Nine Months Ended
                               September 30, 1997        September 30, 1996
                               ---------------------     --------------------
                               Average             Avg    Average           Avg
                               Balance   Interest  Rate   Balance  Interest Rate

Assets
Interest earning assets
     Loans (1) (2).........$3,461,811 $ 217,642 8.38% $3,142,023 $ 198,644 8.43%
Taxable investments (3)     1,023,124    47,620 6.21   1,166,001    53,526 6.12
Tax-exempt
     investments (1) (3)      238,742    12,339 6.89     296,758    15,111 6.79
Federal funds sold and
     other short-term
     investments (1).......    80,880     3,272 5.39      72,395     2,907 5.35
                           ---------   -------- ----   ---------- -------- ----
Total interest earning
     assets................$4,804,557 $ 280,873 7.79% $4,677,177 $ 270,188 7.70%
Allowance for possible
     loan losses...........   (45,998)                   (45,908)
Unrealized loss on
     securities available
     for sale..............    (1,381)                    (5,116)
Cash and due from banks       160,982                    168,448
Other assets...............   167,106                    160,210
                           ----------                 ---------
     Total assets..........$5,085,266                 $4,954,811
                           ==========                 ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities
     Savings deposits......$1,803,781 $  32,197 2.38% $1,807,653 $ 32,458  2.39%
     Time deposits......... 2,013,305    80,941 5.36   1,980,761   79,525  5.35
                            --------- --------- ----   ---------  --------- ----
       Total interest
         bearing deposits   3,817,086   113,138 3.95   3,788,414  111,983  3.94
Federal funds purchased
     and other short-term
     borrowings ...........    46,590     1,768 5.06      38,817    1,338  4.60
Long-term debt.............    35,826     1,600 5.95      42,337    1,754  5.52
                            ---------  -------- ----   ---------  -------- ----
Total interest bearing
     liabilities........... 3,899,502   116,506 3.98   3,869,568  115,075  3.97
                                       -------- ----              -------- ----
Demand deposits............   692,201                    619,493
Other liabilities..........    44,842                     44,815
Shareholders' equity          448,721                    420,935
                           ----------                 ----------
     Total liabilities and
      shareholders' equity $5,085,266                 $4,954,811
                           ==========                 ==========

Net interest income (tax
     equivalent basis).....            164,367                    155,113

Tax equivalent adjustment               (4,860)                    (5,902)
                                    -----------                ----------

Net interest income........         $  159,507                 $  149,211
                                    ----------                 ----------

Net interest rate differential                  3.81%                      3.73%
                                               -----                      -----

Net interest margin (4)                         4.56%                      4.42%
                                               -----                      -----


                               Three Months Ended            Three Months Ended
                               September 30, 1997            September 30, 1996
                              ----------------------    -----------------------
                             Average            Avg     Average            Avg
                             Balance  Interest  Rate    Balance  Interest  Rate


Assets
Interest earning assets
     Loans (1) (2)........  $3,488,637 $ 73,333 8.41% $3,265,798 $ 68,658  8.41%
Taxable investments (3)      1,017,512   15,944 6.27   1,118,957   17,317  6.19
Tax-exempt investments(1)(3)   223,538    3,898 6.98     282,176    4,801  6.81
Federal funds sold and other
     short-term investments (1) 78,054    1,102 5.65      59,146      805  5.44
                            ---------- -------- -----  ---------- -------  ----
Total interest earning
      assets..............  $4,807,741 $ 94,277 7.84% $4,726,077 $ 91,581  7.75%
Allowance for possible loan
     losses...............     (44,654)                  (46,300)
Unrealized loss on securities
     available for sale          1,634                    (8,722)
Cash and due from banks        151,204                   158,898
Other assets..............     162,992                   186,560
                            ----------                ----------
     Total assets.........  $5,078,917                $5,016,513
                            ==========                ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities
     Savings deposits.....  $1,794,464 $ 10,692 2.38% $1,831,402 $ 11,163  2.44%
     Time deposits........   1,982,983   27,211 5.49   2,010,154   27,005  5.37
                            ---------- -------- ----  ---------- --------  ----
       Total interest
         bearing deposits    3,777,447   37,903 4.01   3,841,556   38,168  3.97
Federal funds purchased and
     other short-term
     borrowings...........      46,362      564 4.87      41,704      493  4.73
Long-term debt............      41,588      638 6.14      38,210      546  5.72
                            ---------- -------- ----   ---------   ------- ----
Total interest bearing
     liabilities..........   3,865,397   39,105 4.05   3,921,470   39,207  4.00
                                       -------- ----               ------- ----
Demand deposits...........     715,027                   639,965
Other liabilities.........      43,508                    40,494
Shareholders' equity           454,985                   414,584
                            ----------                ----------
     Total liabilities and
       shareholders' equity $5,078,917                $5,016,513
                            ==========                ==========

Net interest income (tax
     equivalent basis)..............     55,172                    52,374

Tax equivalent adjustment                (1,541)                   (1,875)
                                       ---------                 --------

Net interest income.................   $ 53,631                  $ 50,499
                                       ---------                 --------

Net interest rate differential                  3.79%                      3.75%
                                                -----                      -----

Net interest margin (4)                         4.59%                      4.43%
                                                -----                      -----


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


CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS


                        Nine Months Ended Sept. 30, Three Months Ended Sept. 30,
                           1997 Compared to 1996      1997 Compared to 1996
                          Increase (Decrease) (2)      Increase (Decrease) (2)
                             Interest   Volume   Rate   Interest  Volume   Rate
                                            (in thousands)
Interest income:
  Loans (1)                ..$ 18,998  $ 20,111 $(1,113) $ 4,675  $ 4,684 $  (9)
  Taxable investments........  (5,906)   (6,641)    735   (1,373)  (1,587)  214
  Tax-exempt investments(1)....(2,772)   (2,995)    223     (903)  (1,020)  117
  Federal funds sold and other
         short term investments.  365       343      22      297      266    31
                              -------- --------  ------   ------    -----   ---
                               10,685    10,818    (133)   2,696    2,343   353

Interest expense:
  Savings deposits.............  (261)      (69)   (192)    (471)    (223) (248)
  Time deposits................ 1,416     1,308     108      206     (368)  574
  Federal funds purchased and
         securities sold under
         repurchase agreements..  430       286     144       71       56    15
  Long-term debt................ (154)     (284)    130       92       50    42
                              --------  --------  -------  ------   ------  ----

                                1,431     1,241     190     (102)    (485)  383
                              --------  --------  -------  ------   ------  ----

Net interest income..........$  9,254  $  9,577  $ (323) $ 2,798  $ 2,828  $(30)
                             ========  ========  ======= ======== =======  =====


(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the nine and three months ended September 30, 1997 and 1996.

         NON-INTEREST INCOME


                                           Nine Months Ended  Three Months Ended
                                               September 30,     September 30,
                                               1997     1996     1997     1996
                                                        (in thousands)

   Trust income.......................... $   825    $  770     $  324  $   255
   Service charges on deposit accounts      8,804     8,376      2,955    2,858
   Gains on securities transactions, net    2,169       834          -      262
   Fees from mortgage servicing             3,398     2,942      1,169      974
   Credit card income....................   9,211     2,819      3,411    1,802
   Gains on sales of loans...............   2,873     1,334      1,678      358
   Other. . . ...........................   4,375     3,360      1,927    1,035
                                          --------  --------   -------  -------
                  Total.................. $31,655   $20,435    $11,464  $ 7,544
                                          ========  ========   =======  =======


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $29.5 million and $11.5 million for the nine months and quarter ended September 30, 1997 compared with $19.6 million and $7.3 million for the nine months and quarter ended September 30, 1996.

Fees from mortgage servicing increased by 15.5% for the nine months ended September 30, 1997 and 20.0% for the quarter ended September 30, 1997 as compared to the same period in 1996. This reflects the increase in the size of the serviced portfolio due to the acquisition of servicing rights during 1997.

Included in credit card income is primarily net interchange fees. The increase in credit card income is the result of a co-branded credit card program that began during the second quarter of 1996.

Gains on the sales of loans were $2.9 million and $1.7 million for the first nine months and three months of 1997 compared to $1.3 million and $358 thousand for the same periods of 1996. The increase of gains recorded are primarily from the increased SBA lending activity which resulted in the increased sales activity of the guaranteed portion of SBA loans.

For the nine months ended September 30, 1997, gains on securities transactions totaled $2.2 million, compared with $834 thousand during the corresponding period of 1996. There were no securities gains during the three months ended September 30, 1997 compared to $262 thousand for the same period in 1996. These gains were the result of equity securities sold by Valley National Bancorp during 1997.

The increase in other non-interest income for both the nine month and three month periods ended September 30, 1997 in comparison to the corresponding periods of 1996 was due to the one-time gain recorded on the sale of Valley's credit card merchant business.


Non-Interest Expense

The following table presents the components of non-interest expense for the nine and three months ended September 30, 1997 and 1996.


NON-INTEREST EXPENSE


                                        Nine months ended   Three months ended
                                          September 30,        September 30,

                                         1997         1996      1997       1996
                                         ----         ----       ----      ----
                                                       (in thousands)

Salary expense........................  $ 33,580   $ 32,380  $ 11,202  $ 11,093
Employee benefit expense..............     8,468      8,228     2,680     2,544
FDIC insurance premiums...............       799      8,634       291     7,120
Occupancy and equipment expense.......    13,560     13,955     4,610     4,616
Credit card expense...................    13,158      3,429     4,682     2,273
Amortization of intangible assets.....     2,556      2,291       856       748
Other.................................    18,233     18,674     5,764     6,220
                                        --------   --------  --------  --------
      Total...........................  $ 90,354   $ 87,591  $ 30,085  $ 34,614
                                        ========   ========= ========  ========



Non-interest  expense  totalled  $90.4  million for the nine month  period ended
September 30, 1997, an increase of 3.2% from the 1996 level. The largest component of non-interest expense is salary and employee benefit expense which totalled $42.0 million in 1997 compared to $40.6 million in 1996. At September 30, 1997, full-time equivalent staff was 1,575, compared to 1,520 at September 30, 1996.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 1997 is 46.7%, one of the lowest in the industry. This ratio remains unchanged from 1996, which has been restated to include Midland. The efficiency ratio has been impacted by the acquisition of Midland and net expenses incurred from the credit card program. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Included in the year-to-date and third quarter 1996 results is a $6.4 million one-time required payment to recapitalize the Savings Association Insurance Fund. Excluding this one time payment, insurance premiums decreased $1.5 million and $463 thousand for the nine months and three months ended September 30, 1997, respectively. This decline in premium expense resulted from a revised rate structure enacted by the Funds Act which became effective January 1, 1997.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The increase in credit card expenses is directly attributable to the co-branded credit card that VNB began issuing during the second quarter of 1996.

The significant components of other non-interest expense include advertising, professional fees, stationery and postage, telephone expense and REO expense.

Valley   established  a  "Year  2000  Team"  which  is   responsible  to  ensure
implementation of the required change to the Date of Century format for all software programs used by Valley.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.8% for the nine months ended September 30, 1997 compared to 33.7% for the same period in 1996.



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

At September 30, 1997, rate sensitive assets exceeded rate sensitive liabilities at the 0-3 month interval and resulted in a positive gap of $560.2 million or a ratio of 1.58:1. The total positive gap repricing within 1 year as of September 30, 1997 is $525.7 million or about 1.33:1. Management does not view these amounts as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At September 30, 1997, liquid assets amounted to $1.3 billion, as compared to $1.2 billion at December 31, 1996. This represents 27.8% and 27.2% of earning assets, and 26.4% and 25.5% of total assets at September 30, 1997 and year-end 1996, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.27 billion and $3.23 billion for the nine months ended September 30, 1997 and year ended December 31, 1996, respectively, representing 68.1% and 67.2% of average earning assets. Borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of September 30, 1997, Valley had outstanding advances of $90.0 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Proceeds from the sales of investment securities available for sale were $95.2 million, and proceeds of $219.9 million were generated from investment maturities. Purchases of investment securities were $317.8 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $591.4 million and $628.3 million, on average, for the nine months ended September 30, 1997 and year ending December 31, 1996, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

As of September 30, 1997 Valley had $1.1 billion of securities available for sale compared with $990 million at December 31, 1996. Those securities are recorded at their fair value on an aggregate basis. As of September 30, 1997 the investment securities available for sale had an unrealized gain of $2.6 million, net of deferred taxes, compared to an unrealized gain of $259 thousand, net of deferred taxes, at December 31, 1996. This change was primarily due to a increase in market values, resulting from decreased interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of September 30, 1997 and December 31, 1996.


LOAN PORTFOLIO

                                           September 30,    December 31,
                                               1997             1996
                                                 ($ in thousands)

Commercial                                  $  428,362       $  466,580
                                            ----------       ----------
   Total commercial loans                      428,362          466,580
                                            ----------       ----------

Construction                                    71,603           87,486
Residential mortgage                           924,567          924,764
Commercial mortgage                            834,369          786,916
                                             ---------        ---------
   Total mortgage loans                      1,830,539        1,799,166
                                             ---------        ---------

Home equity                                    171,370          174,534
Credit card                                    144,259          149,494
Automobile                                     870,898          798,436
Other consumer                                 101,938           83,555
                                             ---------        ---------
   Total consumer loans                      1,288,465        1,206,019
                                             ---------        ---------

Less: unearned income                               --            (517)
                                             ---------       ----------
   Loans, net of unearned
      income                                $3,547,366      $3,471,248
                                             =========       ==========

As a percent of total loans:

Commercial loans                                  12.1%           13.5%
Mortgage loans                                    51.6            51.8
Consumer loans                                    36.3            34.7
                                                 ------          -----
   Total loans                                   100.0%          100.0%
                                                 ======          =====


During the second quarter of 1996, Valley issued a co-branded credit card, the ShopRite Mastercard. Of the $144.3 million of credit card loans outstanding at September 30, 1997, approximately $126.6 million are the result of this co-branded credit card program.

During the third quarter of 1997, Valley expanded its automobile loan program, with a major insurance company, to Florida. Valley will begin an identical program in Pennsylvania during the first quarter of 1998.

Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non- performing assets totalled $10.6 million at September 30, 1997 compared with $16.9 million at December 31, 1996. Non-performing assets at September 30, 1997 and December 31, 1996, respectively, amounted to 0.30% and 0.49% of loans and other real estate owned.

Loans 90 days or more past due and not included in the non-performing category totaled $16.9 million at September 30, 1997, compared to $10.2 million at December 31, 1996. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgages in the process of being renewed, which totaled $4.4 million and $231 thousand at September 30, 1997 and December 31, 1996, respectively.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


LOAN QUALITY

                                      September 30,        December 31,
                                         1997                 1996
                                                (in thousands)

Loans past due in excess of
  90 days and still accruing.....     $ 16,901              $ 10,166
                                      --------              --------

Non-performing loans.............     $  7,806              $ 13,182
Other real estate owned..........        2,822                 3,750
                                      --------              --------
  Total non-performing assets....     $ 10,628              $ 16,932
                                      --------              --------

Troubled debt restructured loans.     $  5,277              $  5,363
                                      --------              --------

Non-performing loans as
  a % of loans...................         0.22%                 0.38%

Non-performing assets as a %
  of loans plus other real
  estate owned...................         0.30%                 0.49%

Allowance as a % of loans........         1.19%                 1.33%

Allowance as a % of
  non-performing assets..........       398.39%               271.80%



Asset Quality and Risk Elements

At September 30, 1997, the allowance for loan losses amounted to $42.3 million or 1.19% of loans, net of unearned income, as compared to $46.0 million or 1.33% at year-end 1996.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $8.9 million and $5.3 million for the nine months and three months ended September 30, 1997 compared with net charge-offs of $270 thousand and net recoveries of $29 thousand for the nine months and three months ended September 30, 1996. Net charge-offs during the quarter ended September 30, 1997 was mostly attributable to the charge-off of one commercial loan. During 1996 there was a substantial amount of recoveries from previously charged-off commercial loans.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At September 30, 1997, shareholders' equity totalled $464.1 million or 9.0% of total assets, compared with $430.4 million or 8.4% at year-end 1996. Valley has achieved steady internal capital generation throughout the past five years.

Included in shareholders equity at September 30, 1997 is a $2.6 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $259 thousand at December 31, 1996.

Valley's capital position at September 30, 1997 under risk-based capital guidelines was $457.3 million, or 12.8% of risk-weighted assets, for Tier 1 capital and $499.7 million, or 14.0% for Total risked-based capital. The comparable ratios at December 31, 1996 were 12.2% for Tier 1 capital and 13.5% for Total risk-based capital.

Valley's ratios at September 30, 1997 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At September 30, 1997 and December 31, 1996, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.01% and 8.35%, respectively.

Book value per share amounted to $10.97 at September 30, 1997 compared with $10.18 per share at December 31, 1996.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 47.3% for the nine month period ended September 30, 1997, compared to 46.1% for the nine month period ended September 30, 1996. Cash dividends declared amounted to $0.79 per share for the nine months ended September 30, 1997, equivalent to a dividend payout ratio of 52.7%, compared to 53.9% for the same period 1996. Valley declared a 5% common stock dividend on April 2, 1997 to shareholders of record on April 30, 1997, which was issued May 15, 1997. Effective with the July 1, 1997 dividend payment, the annual dividend rate was increased to $1.10 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

Year 2000 Project

Valley established a "Year 2000 Team" which is responsible to ensure implementation of the required change to the Date of Century format for all software programs used by Valley. The management of Valley anticipates that the Company will be Year 2000 compliant before the beginning of the new century.


Recent Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International
Accounting Standards Committee: (IASC). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented must be restated (including interim financial statements, summaries of earnings and selected financial data) to confirm with SFAS 128.

In accordance with SFAS No. 128, Basic EPS for the nine months ended September 30, 1997 and 1996 was $1.50 and $1.24, respectively, and $0.52 and $0.37, respectively for the three months ended September 30, 1997 and 1996. Diluted EPS was $1.49 and $1.23 for the nine months ended September 30, 1997 and 1996, respectively, and $0.51 and $0.37 for the three months ended September 30, 1997 and 1996, respectively.

Forward-looking Statements

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-
looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality, and origination volume, continued relationships with major customers and referrals for sources of loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structures. Actual results may differ materially from such forward-looking statements. The Company assumes no obligation for updating any such forward-looking statement at any time.

Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits

            (10)           Material Contracts

                           No  material   contracts  entered  into  or  becoming
                           effective in the Reporting Period.

            (27)           Financial Data Schedule


      b)    Reports on Form 8-K

                  None

                                                                             19
                                  Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  VALLEY NATIONAL BANCORP
                                                       (Registrant)



      Date:       November 13, 1997                    /s/ PETER SOUTHWAY
                                                    ------------------------
                                                    PETER SOUTHWAY
                                                    VICE CHAIRMAN





      Date:       November 13, 1997                    /s/ ALAN D. ESKOW
                                                    ------------------------
                                                    ALAN D. ESKOW
                                                    SENIOR VICE PRESIDENT
                                                    FINANCIAL ADMINISTRATION