Form 10-K
period 1997-12-31
VALLEY NATIONAL BANCORP
filed 1998-03-04
CIK 714310

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K
                                   ----------
(MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-11179

                                   ----------

                             VALLEY NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                            22-2477875
    (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)            identification number)


           1455 VALLEY ROAD
           WAYNE, NEW JERSEY                           07474
(Address of principal executive office)             (Zip code)

                                   ----------

                                 973-305-8800
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                                   ---------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        Title of each class           Name of each exchange on which registered
  ------------------------------      -----------------------------------------
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

                                YES  X     NO
                                    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,519,813,000 on December 31, 1997.

     There were 42,368,104 shares of Common Stock outstanding at January 30,
1998.

 DOCUMENTS INCORPORATED BY REFERENCE:

      Certain portions of the Registrant's Definitive Proxy Statement (the "1998 Proxy Statement") for the 1998 Annual Meeting of shareholders to be held April 9, 1998 will be incorporated by reference in Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I

   Item 1.  Business .....................................................    3

   Item 2.  Properties ...................................................    7

   Item 3.  Legal Proceedings ............................................    7

   Item 4.  Submission of Matters to a Vote of Security Holders ..........    7

   Item 4A. Executive Officers of the Registrant .........................    7

 PART II

   Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters ........................................    8

   Item 6.  Selected Financial Data ......................................    9

   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................   10

   Item 8.  Financial Statements and Supplementary Data:
              Valley National Bancorp and Subsidiaries:
                Consolidated Statements of Income ........................   29
                Consolidated Statements of Financial Condition ...........   30
                Consolidated Statements of Changes in Shareholders'
                  Equity .................................................   31
                Consolidated Statements of Cash Flows ....................   32
                Notes to Consolidated Financial Statements ...............   33
                Independent Auditors' Report .............................   56

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................   57

 PART III

   Item 10.  Directors and Executive Officers of the Registrant ..........   57

   Item 11.  Executive Compensation ......................................   57

   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management ............................................   57

   Item 13.  Certain Relationships and Related Transactions ..............   57

 PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K ...............................................   57

   Signatures ............................................................   59

                                     PART I

 ITEM 1. BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 1997, Valley had consolidated total assets of $5.1 billion, total deposits of $4.4 billion, and total shareholders' equity of $475.4 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 97 branch offices located in northern New Jersey. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits; and full personal and corporate trust services, as well as pension and fiduciary services.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, an investment company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and manages residential mortgage loans, a subsidiary which owns and services auto loans and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB.

RECENT ACQUISITION

     On February 28, 1997, Valley acquired Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On February 28, 1997, Midland had total assets of $418.6 million and deposits of $380.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 3,964,000 shares of Valley common stock. Each share of common stock of Midland was exchanged for 30 shares of Valley common stock. All financial information has been restated for prior years to include Midland.

COMPETITION

     The market for banking and bank-related services is highly competitive. Valley and its subsidiary compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. Valley and its subsidiary compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Valley regularly reviews its products, locations and various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

EMPLOYEES

     At year-end 1997, VNB and its subsidiaries employed 1,636 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, bank holding companies were able to acquire banks in states other than its home state effective September 29, 1995, regardless of applicable state law.

     The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but not authorized de novo branching.

     On April 17, 1996, New Jersey enacted legislation to "opt-in with" respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

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

     Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

DIVIDEND LIMITATIONS

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result in substantial part from dividends paid to Valley by VNB. Payment of dividends to Valley by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. Under this limitation, VNB could declare dividends in 1998 without prior approval of the OCC of up to $35,643,000 plus an amount equal to VNB's net profits for 1998 to the date of such dividend declaration. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

     In April 1995, the OCC and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the proposed system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

RESTRICTIONS ON ACTIVITIES OUTSIDE THE UNITED STATES

     Valley's activities in Canada are conducted through VNB and are subject to
Section 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10% of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations of VNB are subject to supervision by the FRB, as well as the OCC. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking with certain significant exceptions.

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

BIF PREMIUMS AND RECAPITALIZATION OF SAIF

     VNB is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). VNB had approximately $1.2 billion of deposits at December 31, 1996, with respect to which VNB paid SAIF insurance premiums.

     For the first three quarters of 1995, both SAIF-member institutions and BIF-member institutions paid deposit insurance premiums based on a schedule from $0.23 to $0.31 per $100 of deposits. In August, 1995, the FDIC, in anticipation of the BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid by BIF-insured banks from a range of $0.23 to $0.31 per $100 of deposits to a range of $0.04 to $0.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996, to the legal minimum of $2,000 for BIF insured institutions, except for institutions that are not well capitalized and are assigned to the higher supervisory risk categories. That rate continues for BIF deposits.

     The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. As a result of the Funds Act, Valley paid a special assessment of $6.4 million for its SAIF deposits which it accrued in the third quarter of 1996. Under the Funds Act, the FDIC also will charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. A FICO rate of approximately 1.29 basis points will be charged on BIF deposits, and approximately 6.44 basis points will be charged on SAIF deposits. Oaker deposits will be treated as SAIF deposits for purposes of the FICO bond assessment. After the 1996 Act, SAIF deposit assessments were lowered to the BIF assessment level, except for the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

ITEM 2. PROPERTIES

     VNB's corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, mortgage and consumer lending, the operations and data processing center, and the executive offices of both Valley and VNB. Two of the three buildings are owned by VNB, the other building is leased.

     VNB provides banking services at 97 locations of which 46 locations are owned and 51 locations are leased.

ITEM 3. LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which Valley or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which had no material effect on the presentation of the financial statements contained in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                           EXECUTIVE
                             AGE AT         OFFICER
        NAMES          DECEMBER 31, 1997     SINCE             OFFICE
        -----          -----------------   ---------           ------
Gerald H. Lipkin .....        56             1975       Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer of
                                                          Valley and VNB

Peter Southway .......        63             1965       Vice Chairman of Valley
                                                          and VNB

Peter Crocitto .......        40             1991       Executive Vice President
                                                          of Valley and VNB

Robert M. Meyer ......        51             1997       Executive Vice President
                                                          of Valley and VNB

Peter John Southway ..        37             1989       Executive Vice President
                                                          of Valley and VNB

Robert E. Farrell ....        51             1990       First Senior Vice
                                                          President of VNB

Richard P. Garber ....        54             1992       First Senior Vice
                                                          President of VNB

Alan D. Lipsky .......        53             1994       First Senior Vice
                                                          President of VNB

Robert Mulligan ......        50             1991       First Senior Vice
                                                          President of VNB

John H. Prol .........        60             1992       First Senior Vice
                                                          President of VNB

Jack M. Blackin ......        55             1993       Senior Vice President
                                                          of Valley and VNB

Alan D. Eskow ........        49             1993       Senior Vice President
                                                          of Valley and VNB

All officers serve at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Valley's common stock trades on the New York Stock Exchange ("NYSE") under the symbol VLY. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the dividends paid per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends.

                               YEAR 1997                      YEAR 1996
                   ------------------------------   ----------------------------
                      HIGH        LOW    DIVIDEND     HIGH       LOW    DIVIDEND
                      ----        ---    --------     ----       ---    --------
First Quarter .... $26 7/16    $24 3/16   $0.240    $25 1/8    $21 9/16   $0.23
Second Quarter ... $28         $25 7/16   $0.275    $28 3/16   $24 5/16   $0.24
Third Quarter .... $31 11/16   $27 3/8    $0.275    $26 9/16   $23 3/16   $0.24
Fourth Quarter ... $40 1/4     $31 5/16   $0.275    $25 15/16  $23 9/16   $0.24

     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business--Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data--Note 15 of the Notes to Consolidated Financial Statements".

     There were 6,467 registered shareholders of record as of December 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.


                                                                          YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                    1997            1996           1995            1994            1993
                                               ------------    ------------    ------------    ------------    ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income (taxable equivalent) .......   $    374,596    $    360,837    $    353,883    $    326,968    $    313,261
Interest expense ...........................        155,977         154,833         153,326         124,830         122,525
                                               ------------    ------------    ------------    ------------    ------------
Net interest income (taxable equivalent)....        218,619         206,004         200,557         202,138         190,736
Less: tax equivalent adjustment ...........          6,278           7,669           8,535           8,885           7,948
                                               ------------    ------------    ------------    ------------    ------------
  Net interest income ......................        212,341         198,335         192,022         193,253         182,788
Provision for possible loan losses .........         12,250           3,356           3,169           5,984           9,002
                                               ------------    ------------    ------------    ------------    ------------
  Net interest income after provision
    for possible loan losses ...............        200,091         194,979         188,853         187,269         173,786
Gains on securities transactions ...........          2,152             781           1,472           5,949           7,749
Non-interest income ........................         40,163          28,870          22,974          20,997          23,620
Non-interest expense .......................        123,228         117,716         104,723         105,081         100,173
                                               ------------    ------------    ------------    ------------    ------------
Income before income taxes and
  cumulative effect of accounting change....        119,178         106,914         108,576         109,134         104,982
Income tax expense .........................         34,186          36,076          41,543          40,860          36,894
                                               ------------    ------------    ------------    ------------    ------------
Income before cumulative effect of
  accounting change ........................         84,992          70,838          67,033          68,274          68,088
Cumulative effect of accounting
  change, net of tax (1) ...................           --              --              --              --              (251)
                                               ------------    ------------    ------------    ------------    ------------
     Net income ............................   $     84,992    $     70,838    $     67,033    $     68,274    $     67,837
                                               ============    ============    ============    ============    ============

PER COMMON SHARE (2):
Earnings per share:
  Basic ....................................   $       2.01    $       1.67$           1.55    $       1.59    $       1.60
  Diluted ..................................           2.00            1.66            1.55            1.57            1.58
Dividends ..................................           1.06            0.95            0.90            0.86            0.67
Book value .................................          11.22           10.20            9.93            8.81            8.57
Weighted average shares
  outstanding:
    Basic ..................................     42,276,390      42,459,539      43,241,178      42,920,921      42,297,996
    Diluted ................................     42,568,469      42,767,907      43,362,327      43,431,752      42,959,516
RATIOS:
Return on average assets ...................           1.67%           1.42%           1.38%           1.44%           1.51%
Return on average shareholders' equity .....          18.88           16.64           16.44           18.26           20.11
Average shareholders' equity to
  average assets ...........................           8.85            8.52            8.37            7.89            7.52
Dividend payout ............................          52.90           54.43           55.15           51.35           38.40
Risk-based capital:
  Tier 1 capital ...........................          12.87           12.20           13.89           13.96           14.55
  Total capital ............................          14.12           13.45           15.14           15.21           15.80
Leverage capital ...........................           9.18            8.35            8.41            8.23            7.70
FINANCIAL CONDITION AT YEAR-END:
Assets .....................................   $  5,090,655    $  5,115,547    $  5,009,903    $  4,820,316    $  4,665,700
Loans, net of allowance ....................      3,575,960       3,425,226       3,007,849       2,788,912       2,445,448
Deposits ...................................      4,402,954       4,567,065       4,472,133       4,250,237       4,147,531
Shareholders' equity .......................        475,359         430,384         432,609         378,895         361,160

----------
(1) Represents cumulative effect of adopting SFAS 109 "Accounting for Income
    Taxes."

(2) All per share amounts have been restated for stock dividends.

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

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate, "may", "will", or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Acquisition

     On February 28, 1997, Valley acquired Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On February 28, 1997, Midland had total assets of $418.6 million and deposits of $380.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 3,964,000 shares of Valley common stock. Each share of common stock of Midland was exchanged for 30 shares of Valley common stock. All financial information has been restated for prior years to include Midland.

Earnings Summary

     Net income was $85.0 million, or $2.00 diluted earnings per share, in 1997 compared with $70.8 million, or $1.66 diluted earnings per share, in 1996 (per share amounts have been restated to give effect to a 5% stock dividend issued in May 1997). Return on average assets increased in 1997 to 1.67% from 1.42% in 1996, while the return on average equity also increased to 18.88% in 1997 from 16.64% in 1996.

     The increase in net income for the year ended December 31, 1997, after adjusting for one-time non-recurring income and expenses for each year, can be primarily attributed to an increase in net interest income of $14.0 million and a reduction in income tax expense, offset by an increase of $8.9 million in the provision for possible loan losses.

Net Interest Income

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $218.6 million for 1997 as compared to $206.0 million for 1996. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, a modest increase in interest earning assets and the movement of earning assets out of the investment portfolio and into higher yielding loans. The net interest margin increased to 4.54% for 1997 compared to 4.38% for 1996.

     Average interest earning assets increased $113.9 million in 1997, or 2.4% over the 1996 amount. This increase was mainly the result of increased volume of credit card loans, automobile loans and commercial mortgage loans. Average loans increased by $277.3 million or 8.6% over the 1996 amount. The average rate on loans remained unchanged from 1996. The increase in average loan volume caused interest income on loans for 1997 to increase by $23.5 million over 1996. Offsetting this increase was a decline of $166.7 million in average investment securities or 11.7% from the amount in the portfolio during 1996.

     Average interest-bearing liabilities for 1997 remained relatively unchanged from 1996. Deposits decreased slightly due to competitive factors and alternative investment opportunities for consumers. Average demand deposits continued to grow and increased by $67.5 million or 10.6% over 1996 balances. Average savings deposits decreased by $25.6 million or 1.4%, while average time deposits remained relatively unchanged.

     The following table reflects the components of net interest income for each of the three years ended December 31, 1997, 1996 and 1995.


                                                ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                                                          NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                            1997                                1996                                 1995
                             --------------------------------   ---------------------------------   --------------------------------
                              AVERAGE                 AVERAGE     AVERAGE                 AVERAGE    AVERAGE                 AVERAGE
                              BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE      BALANCE       INTEREST    RATE
                             --------     --------    -------     -------     --------    -------    -------       --------  -------
                                                                    (IN THOUSANDS)
ASSETS

Interest Earning Assets

Loans(1)(2) .............   $3,482,862    $290,952     8.35%    $3,205,592    $267,485     8.34%    $2,972,468     $248,926    8.37%
Taxable investments(3) ..    1,033,081      63,873     6.18      1,142,498      70,169     6.14      1,293,317       80,777    6.25
Tax-exempt
  investments(1)(3) .....      231,191      15,917     6.88        288,522      19,626     6.80        314,487       21,757    6.92
Federal funds sold and
  other short-term
  investments ...........       70,781       3,854     5.44         67,398       3,558     5.28         45,614        2,423    5.31
                            ----------    --------     ----     ----------    --------     ----     ----------     --------    ----
Total interest earning
  assets ................    4,817,915    $374,596     7.78%     4,704,010    $360,838     7.67%     4,625,886     $353,883    7.65%
                                          --------     ----                   --------     ----                    --------    ----
Allowance for possible
  loan losses ...........      (45,269)                            (45,915)                            (45,673)
Cash and due from
  banks .................      150,806                             169,262                             178,038
Other assets ............      164,251                             175,312                             112,207
Unrealized gain (loss)
  on securities available
  for sale ..............           88                              (4,023)                             (1,208)
                            ----------                          ----------                          ----------
Total assets ............   $5,087,791                          $4,998,646                          $4,869,250
                            ==========                          ==========                          ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest bearing
 liabilities

Savings deposits ........   $1,789,348    $ 42,627     2.38%    $1,814,972    $ 43,261     2.38%    $1,870,642     $ 49,474    2.64%
Time deposits ...........    2,002,000     107,857     5.39      1,999,397     107,529     5.38      1,863,987       98,487    5.28
                            ----------    --------     ----     ----------    --------     ----     ----------     --------    ----
Total interest
  bearing deposits ......    3,791,348     150,484     3.97      3,814,369     150,790     3.95      3,734,629      147,961    3.96
Federal funds
  purchased and other
  short-term borrowings .       46,090       2,303     5.00         38,438       1,776     4.62         65,153        3,548    5.45
Other borrowings ........       52,835       3,190     6.04         40,408       2,267     5.61         38,036        1,817    4.77
                            ----------    --------     ----     ----------    --------     ----     ----------     --------    ----
Total interest bearing
  liabilities ...........    3,890,273     155,977     4.01      3,893,215     154,833     3.98      3,837,818      153,326    4.00
                                          --------     ----                   --------     ----                    --------    ----
Demand deposits .........      703,091                             635,562                             578,696
Other liabilities .......       44,188                              44,122                              44,973
Shareholders' equity ....      450,239                             425,747                             407,763
                            ----------                          ----------                          ----------
Total liabilities and
  shareholders' equity ..   $5,087,791                          $4,998,646                          $4,869,250
                            ==========                          ==========                          ==========
Net interest income
 (tax equivalent basis) .                  218,619                             206,005                              200,557

Tax equivalent
  adjustment ............                   (6,278)                             (7,670)                              (8,535)
                                          --------                            --------                             --------
Net interest income .....                 $212,341                            $198,335                             $192,022
                                          ========                            ========                             ========
Net interest rate
 differential ...........                              3.77%                               3.69%                               3.65%
                                                       ----                                ----                                ----
Net interest margin(4) ..                              4.54%                               4.38%                               4.34%
                                                       ====                                ====                                ====

----------
(1) Interest income is presented on a tax equivalent basis using a 35% tax rate.
(2) Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.


         CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS


                                             1997 COMPARED TO 1996                 1996 COMPARED TO 1995
                                             INCREASE(DECREASE)(2)                 INCREASE(DECREASE)(2)
                                      --------------------------------      ------------------------------------
                                      INTEREST      VOLUME       RATE       INTEREST       VOLUME         RATE
                                      --------     -------      ------      --------      --------      --------
                                                                  (IN THOUSANDS)

Interest income:
  Loans(1) .........................  $23,467      $23,162      $  305      $ 18,559      $19,456       $  (897)
  Taxable investments ..............   (6,296)      (6,762)        466       (10,608)      (9,282)       (1,326)
  Tax-exempt investments(1) ........   (3,709)      (3,944)        235        (2,131)      (1,771)         (360)
  Federal funds sold and other
    short term investments .........      296          182         114         1,135        1,150           (15)
                                      -------      -------      ------      --------      -------       -------
                                       13,758       12,638       1,120         6,955        9,553        (2,598)
                                      -------      -------      ------      --------      -------       -------
Interest expense:
  Savings deposits .................     (634)        (610)        (24)       (6,213)      (1,439)       (4,774)
  Time deposits ....................      328          140         188         9,042        7,257         1,785
  Federal funds purchased and other
    short-term borrowings ..........      527          374         153        (1,772)      (1,073)         (699)
Other borrowings ...................      923          740         183           450          955          (505)
                                      -------      -------      ------      --------      -------       -------
                                        1,144          644         500         1,507        5,700        (4,193)
                                      -------      -------      ------      --------      -------       -------
Net interest income ................  $12,614      $11,994      $  620      $  5,448      $ 3,853       $ 1,595
                                      =======      =======      ======      ========      =======       =======

----------
(1)  Interest income is adjusted to a tax equivalent basis using a 35% tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.


  Non-Interest Income

     The following table presents the components of non-interest income for the years ended December 31, 1997, 1996 and 1995.

                               NON-INTEREST INCOME

                                                  YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1997        1996        1995
                                              -------     -------     -------
                                                      (IN THOUSANDS)

   Trust income ............................  $ 1,162     $ 1,080     $   950
   Service charges on deposit accounts .....   11,823      11,087      11,066
   Gains on securities transactions, net ...    2,152         781       1,472
   Fees from loan servicing ................    5,576       4,835       4,320
   Credit card fee income ..................   12,643       5,549       1,753
   Gains on sales of loans, net ............    3,634       1,839         846
   Other ...................................    5,325       4,480       4,039
                                              -------     -------     -------
     Total .................................  $42,315     $29,651     $24,446
                                              =======     =======     =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $40.2 million in 1997 compared with $28.9 million in 1996.

     Gains on securities transactions totaled $2.2 million in 1997, compared with $781 thousand in 1996. These gains resulted primarily from the sale of equity securities by Valley National Bancorp during 1997.

     Fees from loan servicing increased by 15.3% from $4.8 million in 1996 to $5.6 million in 1997. Included in these fees are gross servicing fees and related ancillary fees for servicing mortgage portfolios earned by VNB Mortgage Services, Inc. ("MSI"), VNB's mortgage servicing subsidiary. MSI serviced a total of $2.02 billion and $1.92 billion of loans as of December 31, 1997 and 1996, respectively, of which $863.6 million and $813.9 million, respectively, are serviced for VNB and its subsidiary. The increase in the servicing portfolio was due to the acquisition of several portfolios totaling approximately $174.6 million, the new origination of loans by VNB of $198.0 million, fewer principal paydowns and prepayments totaling $274.1 million. Amortization expense on mortgage servicing rights increased during 1997 to $2.5 million from $2.1 million in 1996, reflecting the increase in the size of the serviced portfolio. An analysis is completed quarterly to determine amortization expense, based on all expected future cash flows.

     Also included in fees from loan servicing are fees for servicing SBA loans. VNB serviced a total of $69.7 million and $54.2 million of SBA loans as of December 31, 1997 and 1996, respectively, for third-party investors. The increase in the serviced portfolio was due to the origination of new loans, which were sold to third-party investors.

     Included in credit card income are primarily net interchange fees. The increase in credit card income is the result of a co-branded credit card program that began during the second quarter of 1996, while 1997 included a full year of credit card income.

     Gains on the sales of loans were $3.6 million for 1997 compared to $1.8 million for 1996. The gains recorded are primarily from the increased volume of SBA loans which resulted in increased sales of the guaranteed portion of SBA loans.

     The significant components of other non-interest income include safe deposit rentals and gain on the sale of REO property. Other non-interest income increased $845 thousand to $5.3 million for the year ended December 31, 1997 in comparison to the same period in 1996. The increase in other non-interest income was due to a one-time gain of $1.6 million recorded on the sale of VNB's merchant credit card business. Safe deposit rental income remained relatively unchanged and totaled $929 thousand for 1997. Gains recorded on the sale of REO property during 1997 approximated $741 thousand compared to $1.1 million in 1996.

Non-Interest Expense

     The following table presents the components of non-interest expense for the years ended December 31, 1997, 1996 and 1995.

                              NON-INTEREST EXPENSE

                                                YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             1997        1996         1995
                                           --------    --------    --------
                                                     (IN THOUSANDS)

     Salary expense .....................  $ 45,069    $ 43,883    $ 41,262
     Employee benefit expense ...........    10,598      10,252      10,115
     FDIC insurance premiums ............     1,113       8,659       6,298
     Net occupancy expense ..............    11,220      11,456       9,945
     Furniture and equipment expense ....     7,838       7,483       7,463
     Credit card expense ................    17,520       7,518       1,948
     Amortization of intangible assets ..     3,441       3,009       2,812
     Other ..............................    26,429      25,456      24,880
                                           --------    --------    --------
       Total ............................  $123,228    $117,716    $104,723
                                           ========    ========    ========


     Non-interest expense totaled $123.2 million for 1997, an increase of 4.7% from the 1996 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $55.7 million in 1997 compared to $54.1 million in 1996. At December 31, 1997, full-time equivalent staff was 1,636, compared to 1,581 at the end of 1996.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio as of December 31, 1997 was 47.7%, one of the lowest in the industry, compared with an efficiency ratio for 1996 of 46.7%. The efficiency ratio has been impacted by the acquisition of Midland and net expenses incurred from the credit card program. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     The Savings Association Insurance Fund ("SAIF") was recapitalized in the third quarter of 1996 pursuant to the Funds Act. Congress mandated a one-time special assessment on SAIF-assessable deposits. Included in the 1996 FDIC insurance premiums is a $6.4 million one-time required payment. VNB had about $1.2 billion of Oakar deposits at December 31, 1996, which are treated as SAIF deposits. Under the Funds Act, the SAIF was recapitalized and SAIF rates have been reduced. However, under the Funds Act the FDIC will collect premiums to pay interest on FICO bonds from both SAIF and BIF deposits in a relationship of 5 to
1. VNB previously paid the FICO assessment only on its Oakar deposits. See "Supervision and Regulation--BIF Premiums and Recapitalization of SAIF."

     Credit card expense includes cardmember rebates, processing expenses and fraud losses. The increase in credit card expenses is directly attributable to a larger volume of cards, transactions and outstanding balances of the co-branded credit card that VNB began issuing during the second quarter of 1996, while 1997 includes a full year of credit card expense. During the fourth quarter of 1997, Valley amended its credit card program. Based upon the volume of purchases incurred during 1997, these amendments are expected to reduce the amount of cardmember rebates paid by Valley during 1998 and thereafter.

     Amortization of intangible assets increased to $3.4 million in 1997 from $3.0 million in 1996, representing an increase of $432 thousand or 14.4%. The majority of this increase resulted from the amortization of purchased and originated loan servicing rights totaling $2.6 million during 1997, compared with $2.1 million for 1996.

     The significant components of other non-interest expense include advertising, professional fees, postage, telephone expense and REO expense which total approximately $14.6 million for 1997.

     On January 1, 1997, Valley adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 was effective for transfers that occured after December 31, 1996, and was applied prospectively. The adoption of SFAS No. 125 did not have a material effect on Valley's financial position or results of operation.

  Income Taxes

     Income tax expense as a percentage of pre-tax income was 28.7% for the year ended December 31, 1997 compared to 33.7% in 1996. The reduction in the effective tax rate from 1996 to 1997 is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. The reduction in the effective tax rate is limited in duration, but may have an impact on some future periods.

  Year 2000

     During 1997 Valley established an overall plan to address system-related Year 2000 issues. The plan calls for either system modification to, or replacement of, existing business systems applications. The cost of this Year 2000 compliance program related to system modifications is not expected to be material to Valley's earnings in 1998 or thereafter. Such costs will be charged to expense as incurred. Valley currently anticipates that substantially all of the remaining work under this program, including the testing of critical systems, which will be initially completed by the end of 1998, with further testing to be performed during 1999.

     Valley continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e., vendors) not affiliated with Valley do not appropriately address their own Year 2000 compliance issues.

                           ASSET/LIABILITY MANAGEMENT

  Interest Rate Sensitivity

     Valley's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley's net interest income to the movement in interest rates. Because Valley has no trading portfolio, there is no exposure to market risk from trading activities, and Valley does not currently use derivatives to manage market and interest rate risks.

     Valley's interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate Valley's sources, uses and pricing of funds.

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

      The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at December 31, 1997. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

                            INTEREST RATE SENSITIVITY ANALYSIS

                               AVERAGE
                              INTEREST
                                RATE           1998          1999         2000         2001
                              --------    ----------    -----------    ---------    --------
                                                       (IN THOUSANDS)
INTEREST SENSITIVE ASSETS

Federal funds sold ...........  6.25%    $    30,000    $      --      $    --      $   --

Investment securities
 held to maturity ............  6.58          24,358         19,592       21,302      54,835

Investment securities
 available for sale ..........  6.23         520,000        497,225         --          --

Loans, net of unearned
 income

  Commercial .................  9.24         292,040         16,729       13,247      50,725
  Mortgage ...................  8.15         540,175        191,847      135,665     245,774
  Consumer ...................  8.25         219,514        247,842      177,319     360,015
                                ----     -----------    -----------    ---------    --------
Total interest sensitive
 Assets ......................  7.87%    $ 1,626,087    $   973,235    $ 347,533    $711,349
                                ----     -----------    -----------    ---------    --------
INTEREST SENSITIVE LIABILITIES
Deposits:
 Savings .....................  2.60%    $   613,680    $   613,680    $ 613,679    $   --

 Time ........................  5.46       1,087,293        445,515      173,055      13,369
Short-term borrowings ........  4.87          56,938           --           --          --

Other borrowings .............  6.09          31,064         25,069       28,074       2,081
                                ----     -----------     ----------     --------     -------
Total interest sensitive
 liabilities .................  4.09%    $ 1,788,975    $ 1,084,264    $ 814,808    $ 15,450
                                ----     -----------    -----------    ---------    --------
Interest sensitivity gap .....           $  (162,888)   $  (111,029)   $(467,275)   $695,899
                                         -----------    -----------    ---------    --------
Ratio of interest sensitive
 assets to interest
 sensitive liabilities .......              (0.91:1)        (0.90:1)     (0.43:1)    46.04:1
                                         ----------     -----------    ---------    --------

                                                          TOTAL        FAIR
                                   2002    THEREAFTER    BALANCE       VALUE
                                 --------  ----------  ----------   ----------
                                                (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Federal funds sold ...........   $   --     $   --     $   30,000   $   30,000

Investment securities
 held to maturity ............     14,220     27,245      161,552      163,444

Investment securities
 available for sale ..........       --         --      1,017,225    1,017,225

Loans, net of unearned
 income

  Commercial .................     33,963     25,583      432,287      430,983
  Mortgage ...................    185,540    557,499    1,856,500    1,867,936
  Consumer ...................    236,726     92,129    1,333,545    1,364,002
                                 --------   --------   ----------   ----------
Total interest sensitive
 Assets ......................   $470,449   $702,456   $4,831,109   $4,873,590
                                 --------   --------   ----------   ----------
INTEREST SENSITIVE LIABILITIES
Deposits:
 Savings .....................   $   --     $   --     $1,841,039   $1,841,039
 Time ........................     40,029     32,767    1,792,028    1,800,059
Short-term borrowings ........       --         --         56,938       56,938

Other borrowings .............     12,087     15,637      114,012      113,790
                                 --------   --------   ----------   ----------
Total interest sensitive
 liabilities .................   $ 52,116   $ 48,404   $3,804,017   $3,811,826
                                 --------   --------   ----------   ----------
Interest sensitivity gap .....   $418,333   $654,052   $1,027,092   $1,061,764
                                 --------   --------   ----------   ----------
Ratio of interest sensitive
 assets to interest
 sensitive liabilities .......     9.03:1    14.51:1       1.27:1       1.28:1
                                 --------   --------   ----------   ----------

      Expected maturities are contractual maturities adjusted for prepayments of principal. Valley uses certain assumptions to estimate fair values and expected maturities. For investment securities held to maturity and loans, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience. Investment securities available for sale are categorized shorter than their expected maturity because they can be sold at any time to meet estimated liquidity needs. For deposit liabilities, in accordance with standard industry practice and Valley's own historical experience, "decay factors," used to estimate deposit runoff of 33% for savings. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. Off-balance sheet items are not considered material.

      The total negative gap repricing within 1 year as of December 31, 1997 is $162.9 million or (0.91:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.

Liquidity

      Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. At December 31, 1997, liquid assets amounted to $1.2 billion, unchanged from December 31, 1996. This represents 25.6% and 27.2% of earning assets, and 24.3% and 25.5% of total assets at December 31, 1997 and 1996, respectively.

      On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.25 billion and $3.23 billion for the year ended December 31, 1997 and 1996, respectively, representing 67.4% and 67.2% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of December 31, 1997, Valley had outstanding advances of $113.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 1997 proceeds from the sales of investment securities available for sale were $171.2 million, and proceeds of $293.7 million were generated from investment maturities. Purchases of investment securities in 1997 were $392.2 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $592.0 million and $628.3 million, on average, for the year ending December 31, 1997 and 1996, respectively.

      During 1997 a substantial amount of loan growth was funded from maturities and normal payments of the investment portfolio. Deposit growth other than large certificates of deposit lagged behind loan growth. Valley anticipates using funds from the investment portfolio as well as deposit inflows to fund loan growth during 1998.

      The following table lists, by maturity, all certificates of deposit of $100,000 and over at December 31, 1997. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                         (IN THOUSANDS)

         Less than three months ............................ $346,856
         Three to six months ...............................   37,645
         Six to twelve months ..............................   31,007
         More than twelve months ...........................   56,361
                                                             --------
                                                             $471,869
                                                             ========

      Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

      The amortized cost of securities held to maturity at December 31, 1997, 1996 and 1995 were as follows:

                     INVESTMENT SECURITIES HELD TO MATURITY

                                                   1997      1996        1995
                                                --------  --------    ---------
                                                        (IN THOUSANDS)

 U.S. Treasury securities and other government
     agencies and corporations ................ $    --   $ 25,608    $  45,073
 Obligations of states and political
     subdivisions .............................   58,111    83,908      109,187
 Mortgage-backed securities ...................   81,216   126,616      161,486
 Other debt securities ........................      195     1,246        1,090
                                                --------  --------    ---------
    Total debt securities .....................  139,522   237,378      316,836
 FRB & FHLB stock .............................   22,030    17,167        7,647
 Other securities .............................      --        732          807
                                                --------  --------    ---------
    Total investment securities held to
     maturity ................................. $161,552  $255,277    $ 325,290
                                                ========  ========    =========

      The fair value of securities available for sale at December 31, 1997, 1996 and 1995 were as follows:

                    INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                  1997      1996        1995
                                              ----------  --------   ----------
                                                        (IN THOUSANDS)

 U.S. Treasury securities and other
     government agencies and
     corporations ..........................  $  143,264  $145,412   $  205,536
 Obligations of states and political
     subdivisions ..........................     142,457   177,505      203,993
 Mortgage-backed securities ................     721,631   655,394      768,049
 Other debt securities .....................         --        594           11
                                              ----------  --------   ----------
    Total debt securities ..................   1,007,352   978,905    1,177,589
 Equity securities .........................       9,873    10,793        7,796
                                              ----------  --------   ----------
    Total investment securities available
     for sale ..............................  $1,017,225  $989,698   $1,185,385
                                              ==========  ========   ==========


                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                      HELD TO MATURITY AT DECEMBER 31, 1997

                        OBLIGATIONS OF           MORTGAGE-
                     STATES AND POLITICAL          BACKED             OTHER DEBT
                         SUBDIVISIONS            SECURITIES           SECURITIES          TOTAL (4)
                     --------------------   -------------------   ------------------   -------------------
                     AMORTIZED     YIELD    AMORTIZED     YIELD   AMORTIZED    YIELD   AMORTIZED     YIELD
                      COST (1)    (2)(3)     COST (1)      (2)     COST (1)     (2)     COST (1)       (2)
                     --------     -------   ---------     -----   ---------    -----   ---------     -----
                                                           (IN THOUSANDS)
0-1 years .........   $24,248      6.03%     $  --         -- %      $110      8.46%    $ 24,358      6.04%
1-5 years .........    29,991      7.20       79,923      7.52         35      8.46      109,949      7.43
5-10 years ........       258      5.75        1,293      6.46         50      7.30        1,601      6.37
Over 10 years .....     3,614      6.47         --         --         --        --         3,614      6.47
                      -------      ----      -------      ----       ---       ----     --------      ----
   Total securities   $58,111      6.66%     $81,216      7.50%      $195      8.16%    $139,522      7.15%
                      =======      ====      =======      ====       ====      ----     ========      ====

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                     AVAILABLE FOR SALE AT DECEMBER 31, 1997

                       US TREASURY
                     SECURITIES AND
                    OTHER GOVERNMENT        OBLIGATIONS OF        MORTGAGE-
                      AND AGENCIES       STATES AND POLITICAL       BACKED
                    AND CORPORATIONS         SUBDIVISIONS         SECURITIES                TOTAL (4)
                    -----------------    --------------------  ------------------      -------------------
                    AMORTIZED   YIELD    AMORTIZED     YIELD   AMORTIZED    YIELD      AMORTIZED     YIELD
                     COST (1)    (2)      COST (1)     (2)(3)   COST (1)     (2)        COST (1)      (2)
                    -----------------    ---------     -----   ---------    -----      -------------------
                                             (IN THOUSANDS)
0-1 years ........   $127,837    5.26%    $ 39,976      6.48%   $ 12,211     7.49%    $  180,024     5.68%
1-5 years ........     15,542    5.99       96,049      6.90     529,222     6.49        640,813     6.54
5-10 years .......       --       --         1,106     11.78     157,338     6.60        158,444     6.64
Over 10 years ....       --       --         4,278     11.19      20,349     6.51         24,627     7.32
                     --------    ----     --------     -----    --------     ----     ----------     ----
  Total securities   $143,379    5.34%    $141,409      6.95%   $719,120     6.53%    $1,003,908     6.42%
                     ========    ====     ========     =====    ========     ====     ==========     ====
----------

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

      Valley's investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and municipalities, mortgage-backed securities, equity and other securities. There were no securities in the name of any one issuer exceeding 10% of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies. The portfolio generates substantial cash flow. The decision to purchase or sell securities is based upon the current assessment of long and short term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

      At December 31, 1997, Valley had $81.2 million of mortgaged-backed securities classified as held to maturity and $719.1 million of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by Federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower interest rates.

      Included in the mortgage-backed securities portfolio at December 31, 1997 were $158.5 million of collateralized mortgage obligations ("CMO") of which $2.8 million were privately issued. CMO's had a yield of 6.92% and an unrealized gain of $400 thousand at December 31, 1997. Substantially all of the CMO portfolio was classified as available for sale.

      As of December 31, 1997, Valley had $1.0 billion of securities available for sale compared with $990 million at December 31, 1996. Those securities are recorded at their fair value on an aggregate basis. As of December 31, 1997, the investment securities available for sale had an unrealized gain of $3.6 million, net of deferred taxes, compared to an unrealized gain of $259 thousand, net of deferred taxes, at December 31, 1996. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

Loan Portfolio

      As of December 31, 1997, total loans were $3.6 billion, compared to $3.5 billion at December 31, 1996, an increase of 4.4%. The following table reflects the composition of the loan portfolio for the five years ended December 31, 1997.

                                 LOAN PORTFOLIO

                             1997          1996             1995            1994            1993
                          ----------    -----------     -----------     -----------     -----------
                                             (IN THOUSANDS)
Commercial ............   $  432,287    $   466,580     $   413,796     $   363,313     $   311,573
                          ----------    -----------     -----------     -----------     -----------
 Total commercial loans      432,287        466,580         413,796         363,313         311,573
                          ----------    -----------     -----------     -----------     -----------
Construction ..........       80,923         87,486          75,920          70,192          81,891
Residential mortgage ..      929,525        924,767         920,629         926,717         850,544
Commercial mortgage ...      846,052        786,916         703,397         646,289         530,435
                          ----------    -----------     -----------     -----------     -----------
  Total mortgage loans     1,856,500      1,799,169       1,699,946       1,643,198       1,462,870
                          ----------    -----------     -----------     -----------     -----------
Home equity ...........      168,888        174,534         180,619         160,823         181,018
Credit card ...........      145,485        149,494          22,380          23,298          23,875
Automobile ............      930,247        811,694         672,589         579,049         465,790
Other consumer ........       88,925         70,297          63,787          67,408          47,503
                          ----------    -----------     -----------     -----------     -----------
  Total consumer loans     1,333,545      1,206,019         939,375         830,578         718,186
                          ----------    -----------     -----------     -----------     -----------
Less: unearned income .         --             (520)         (1,277)         (2,272)         (2,626)
                          ----------    -----------     -----------     -----------     -----------
  Loans, net of
   unearned income ....   $3,622,332    $ 3,471,248     $ 3,051,840     $ 2,834,817     $ 2,490,003
                          ==========    ===========     ===========     ===========     ===========
As a percent of total
   loans:
 Commercial loans .....         11.9%          13.5%           13.5%           12.8%           12.5%
 Mortgage loans .......         51.3           51.8            55.7            57.9            58.7
 Consumer loans .......         36.8           34.7            30.8            29.3            28.8
                               -----          -----           -----           -----           -----
  Total loans .........        100.0%         100.0%          100.0%          100.0%          100.0%
                               =====          =====           =====           =====           =====

      The increase in loans for 1997 was diversified between mortgage and consumer loans. It is not known if the trend of increased lending will continue.

      The commercial mortgage loans portfolio has continued its steady increase. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending.

      During the second quarter of 1996, Valley announced and began issuing a co-branded credit card, the ShopRite Mastercard. Of the $145.5 million of credit card loans outstanding at December 31, 1997, approximately $126.9 million were the result of this co-branded credit card program.

      Automobile loans comprised 25.7% of total loans at December 31, 1997. Automobile loans increased 14.6% during 1997 as a result of increased loan demand and market penetration. Approximately 61.5% of the automobile loan portfolio and 15.8% of the total loan portfolio at December 31, 1997 represented loans originated by VNB through a program with a major insurance company. These loans are subject to Valley's underwriting criteria. During the fourth quarter of 1997, Valley began closing loans in Florida under this program. Valley began an identical program in the State of Pennsylvania in January 1998. The addition of Florida and Pennsylvania results in an increase of in excess of 60% of the number of agents under this program. This will expand Valley's 41 year relationship with the company to 11 states from Maine to Florida, as well as Canada.

      VNB extended this program during the first quarter of 1996 by establishing a finance company in Toronto, Canada to make auto loans. This Canadian subsidiary had interest income of approximately $1.0 million for the year ended December 31, 1997, and auto loans of $14.7 million at December 31, 1997. These loans are funded by a capital investment by VNB of $7.5 million, with additional funding requirements satisfied by bank lines of credit. Any foreign exchange risk is limited to the capital investment by VNB since operations of this subsidiary are in Canadian dollars.

      Much of Valley's lending is in northern New Jersey, with the exception of the out-of-state auto lending program. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.

      The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 1997:

                                        1 YR.     OVER 1      OVER
                                      OR LESS    TO 5 YRS.    5 YRS.     TOTAL
                                      --------   ---------  --------    --------
Commercial--fixed rate ...........    $  8,526    $68,902   $ 25,902    $103,330
Commercial--adjustable rate ......     282,634     45,296      1,027     328,957
Real estate construction--
    fixed rate ...................        --        3,272       --         3,272
Real estate construction--
    adjustable rate ..............      47,528     30,123       --        77,651
                                       -------   -------    --------    --------
                                       $338,688  $147,593   $ 26,929    $513,210
                                       ========  ========   ========    ========

      Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

      VNB is a preferred U.S. Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware and Maryland. Between 75% and 80% of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending because it provides a solid source of fee income and loans with floating interest rates tied to the prime lending rate.

      During 1997, VNB originated approximately $37.2 million of SBA loans and sold $23.2 million. At December 31, 1997, $32.9 million of SBA loans were held in VNB's portfolio and VNB serviced approximately $69.7 million of SBA loans.

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

      Non-performing assets continued to decrease, and totaled $9.5 million at December 31, 1997, compared with $16.9 million at December 31, 1996, a decrease of $7.4 million or 44.0%. Non-performing assets at December 31, 1997 and 1996, respectively, amounted to 0.26% and 0.49% of loans and OREO.

      Loans 90 days or more past due and not included in the non-performing category totaled $16.4 million at December 31, 1997, compared to $10.2 million at December 31, 1996. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.0 million and $231 thousand at December 31, 1997 and December 31, 1996, respectively.

      The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                  LOAN QUALITY

                                                            1997             1996             1995           1994             1993
                                                            ----             ----             ----           ----             ----
                                                                                        (IN THOUSANDS)
Loans past due in excess of
 90 days and still accruing ........................        $16,351         $10,166         $ 8,125         $ 8,712         $ 8,914
                                                            -------         -------         -------         -------         -------
Non-accrual loans ..................................        $ 7,307         $13,182         $14,177         $23,845         $28,989
Other real estate owned ............................          2,178           3,750           7,015           8,127           7,957
                                                            -------         -------         -------         -------         -------
Total non-performing assets ........................        $ 9,485         $16,932         $21,192         $31,972         $36,946
                                                            -------         -------         -------         -------         -------
Troubled debt restructured loans ...................        $ 5,248         $ 5,576         $ 5,209         $    --         $    --
                                                            -------         -------         -------         -------         -------
Non-performing loans as a % of loans ...............           0.20%           0.38%           0.47%           0.84%           1.16%
                                                            -------         -------         -------         -------         -------
Non-performing assets as a % of
 loans plus other real estate owed .................           0.26%           0.49%           0.69%           1.13%           1.48%
                                                            -------         -------         -------         -------         -------
Allowance as a % of loans ..........................           1.28%           1.33%           1.44%           1.62%           1.79%
                                                            -------         -------         -------         -------         -------
Allowance as a % of non-performing assets ..........            489%            272%            208%            144%            121%
                                                            -------         -------         -------         -------         -------


      During 1997, lost interest on non-accrual loans amounted to $1.0 million, compared with the net recovery of lost interest of $282 thousand in 1996.

      Although substantially all risk elements at December 31, 1997 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $3.6 million in potential problem loans at December 31, 1997, which have not been classified as non-accrual, past due or restructured. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a nonperforming loan. Approximately $626 thousand has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1996, Valley had identified approximately $2.7 million of potential problem loans which were not classified as non-accrual, past due or restructured.

 Asset Quality and Risk Elements

      Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley's business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. These loans are diversified as to type of borrower and loan. However, most of these loans are in northern New Jersey, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

      Residential mortgage loans are secured primarily by 1-4 family properties located mainly within northern New Jersey. Conservative underwriting policies are adhered to and loan to value ratios are generally less than 80 percent.

      Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. Those automobile loans are originated through a program with a major insurance company, whose customer base generally has a good credit profile and generally result in lower delinquencies and charge-offs than that typically experienced from traditional sources. These automobile loans are from 11 states, including New Jersey and generally present no more risk than those made within New Jersey. All loans are subject to Valley's underwriting criteria. And therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region.

      The co-branded credit card portfolio was substantially generated through a pre-approved mailing to Shop-Rite's existing customer base during 1996 utilizing automated credit scoring techniques and additional underwriting standards.

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

      The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                                           YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                1997              1996                1995              1994               1993
                                             ----------         ----------         ----------         ----------         ----------
                                                                                 (IN THOUSANDS)
Average loans
   outstanding ......................        $3,482,862         $3,205,592         $2,972,468         $2,655,029         $2,315,025
                                             ----------         ----------         ----------         ----------         ----------
Beginning balance-
   Allowance for loan
   losses ...........................        $   46,022         $   43,991         $   45,905         $   44,555         $   37,755
                                             ----------         ----------         ----------         ----------         ----------
Balance from
   acquisition ......................              --                 --                 --                 --                4,466
                                             ----------         ----------         ----------         ----------         ----------
Loans charged-off:
   Commercial .......................             4,647                471              1,217              1,805              3,219
   Construction .....................              --                 --                2,498                835                441
   Mortgage-Commercial ..............               475                593                646              1,359              1,136
   Mortgage-Residential .............               496                858                625                278                551
   Consumer .........................             8,268              3,996              2,875              2,790              3,026
                                             ----------         ----------         ----------         ----------         ----------
                                                 13,886              5,918              7,861              7,067              8,373
                                             ----------         ----------         ----------         ----------         ----------
Charged-off loans
   recovered
   Commercial .......................               522              2,585              1,321                603                494
   Construction .....................                89               --                 --                  603               --
   Mortgage-Commercial ..............               214                920                 83                 61               --
   Mortgage-Residential .............               121                124                 56                 23                115
   Consumer .........................             1,040                964              1,318              1,143              1,096
                                             ----------         ----------         ----------         ----------         ----------
                                                  1,986              4,593              2,778              2,433              1,705
                                             ----------         ----------         ----------         ----------         ----------
Net charge-offs .....................            11,900              1,325              5,083              4,634              6,668
Provision charged to
   operations .......................            12,250              3,356              3,169              5,984              9,002
                                             ----------         ----------         ----------         ----------          ---------
Ending balance-
   Allowance for
   loan losses ......................        $   46,372         $   46,022         $   43,991         $   45,905         $   44,555
                                             ==========         ==========         ==========         ==========         ==========
Ratio of net
   charge-offs during
   the period to average
   loans outstanding
   during the period ................              0.34%              0.04%              0.17%              0.17%              0.29%

      The allowance for possible loan losses is maintained at a level estimated necessary to absorb the potential loan losses and other credit risk related charge-offs. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing assets and other past due amounts. Additional factors include consideration of exposure to loss including size of credit, existence and nature of collateral, credit record, profitability and general economic conditions.

      The underwriting, growth and delinquency experience in the credit card portfolio will substantially influence the level of allowance needed to absorb future losses. Although credit card loans are generally considered more risky than other types of lending, a higher interest rate is charged to compensate for this increased risk. VNB will continue to closely monitor the need for additions to the allowance.

      During 1997, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio. The increase in net charge-offs, among other things, was responsible for the decision to increase the provision to $12.3 million in 1997 compared to $3.4 million in 1996.

      The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                      YEARS ENDED DECEMBER 31,
                     -----------------------------------------------------------
                              1997              1996                1995
                     ------------------- ------------------- -------------------
                                PERCENT             PERCENT             PERCENT
                                OF LOAN             OF LOAN             OF LOAN
                                CATEGORY            CATEGORY            CATEGORY
                     ALLOWANCE  TO TOTAL ALLOWANCE  TO TOTAL ALLOWANCE  TO TOTAL
                     ALLOCATION  LOANS   ALLOCATION  LOANS   ALLOCATION  LOANS
                     ---------- -------- ---------- -------- ---------- --------
Loan category:
  Commercial .......   $13,237     11.9%  $18,847     13.4%    $15,658     13.5%
  Mortgage .........    12,580     51.3    10,045     51.8       9,177     55.7
  Consumer .........    11,077     36.8     7,127     34.8       7,356     30.8
  Unallocated ......     9,478      N/A    10,003      N/A      11,800      N/A
                       -------    -----   -------    -----     -------    -----
                       $46,372    100.0%  $46,022    100.0%    $43,991    100.0%
                       =======    =====   =======    =====     =======    =====


                                         YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------
                                      1994                       1993
                           -------------------------  --------------------------
                                            PERCENT                     PERCENT
                                            OF LOAN                     OF LOAN
                                            CATEGORY                    CATEGORY
                           ALLOWANCE        TO TOTAL  ALLOWANCE         TO TOTAL
                           ALLOCATION         LOANS   ALLOCATION          LOANS
                           ----------       --------  ----------        --------
Loan category:
 Commercial ............     $13,532           12.8%     $13,358           12.5%
 Mortgage ..............      10,876           57.9        9,743           58.7
 Consumer ..............       7,781           29.3        8,193           28.8
 Unallocated ...........      13,716            N/A       13,261            N/A
                             -------          -----      -------          -----
                             $45,905          100.0%     $44,555          100.0%
                             =======          =====      =======          =====

      At December 31, 1997 the allowance for loan losses amounted to $46.4 million or 1.28% of loans, net of unearned income, as compared to $46.0 million or 1.33% at year-end 1996.

      The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $11.9 million for the year ended December 31, 1997 compared with $1.3 million for the year ended December 31, 1996. The ratio of net charge-offs to average loans increased to 0.34% for 1997 compared with 0.04% for 1996. Net charge-offs during 1997 were higher than 1996 due to the charge-off of a large commercial credit, fewer recoveries during 1997 than in 1996 and a greater amount of consumer loan charge-offs, many resulting from a rise in consumer bankruptcies. While consumer loan charge-offs increased during 1997, they were at a level less than the level reported throughout the industry on a national basis. Non-performing loans and loans past due 90 days and still accruing in 1997 were greater than during 1996.

      The impaired loan portfolio is primarily collateral dependent as defined under SFAS 114. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $21.9 million and $8.5 million, respectively, at December 31, 1997 and $23.7 million and $9.8 million, respectively, at December 31, 1996. The average balance of impaired loans during 1997 and 1996 was approximately $25.1 million and $24.4 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during both 1997 and 1996 was $1.6 million.

Capital Adequacy

      A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At December 31, 1997, shareholders' equity totaled $475.4 million or 9.3% of total assets, compared with $430.4 million or 8.4% at year-end 1996. Valley has achieved steady internal capital generation throughout the past five years.

      During 1996, Valley's Board of Directors rescinded its previously announced repurchase program after 1,207,700 shares of Valley common stock were repurchased in 1996 and 563,160 shares were repurchased in 1995. During the three year period ended December 31, 1997, Valley had reissued 1,799,143 shares for a 5% stock dividend issued May 17, 1996, an expired warrant program and its employee benefit program.

      In January 1998 Valley's Board of Directors announced it had authorized the purchase of up to 1,000,000 shares of the company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Reacquired shares are expected to be held in treasury to be used for employee benefit programs.

      Included in shareholders equity at December 31, 1997 was a $3.6 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $259 thousand at December 31, 1996.

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

      Valley's capital position at December 31, 1997 under risk-based capital guidelines was $467.4 million, or 12.9% of risk-weighted assets, for Tier 1 capital and $512.8 million, or 14.1% for Total risked-based capital. The comparable ratios at December 31, 1996 were 12.2.% for Tier 1 capital and 13.5% for Total risk-based capital. Valley's ratios at December 31, 1997 were above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At December 31, 1997 and 1996, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 9.2% and 8.4%, respectively.

      Book value per share amounted to $11.22 at December 31, 1997 compared with $10.20 per share at December 31, 1996.

      The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 47.1% at December 31, 1997, compared to 45.5% at December 31, 1996. Cash dividends declared amounted to $1.06 per share, equivalent to a dividend payout ratio of 52.9% for 1997, compared to 54.5% for the year 1996. The current quarterly dividend rate of $0.275 per share provides for an annual rate of $1.10 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

Results of Operations-1996 Compared to 1995

      Valley reported net income for 1996 of $70.8 million or $1.66 diluted earnings per share, compared to the $67.0 million, or $1.55 diluted earnings per share earned in 1995 (all amounts have been restated for the Midland acquisition and the per share amounts have been restated to give effect to a 5% stock dividend issued in 1997 and 1996).

      Net interest income on a tax equivalent basis increased $5.5 million, or 2.7%, to $206.0 million in 1996. The increase in 1996 was due primarily to a slight increase in the average balance and average rate on interest bearing assets along with a slight decrease in the average rate on interest bearing liabilities. This was partially offset by a small increase in interest bearing liabilities.

      Non-interest income in 1996 amounted to $29.7 million, an increase of $5.2 million or 21.3% compared with 1995. Non-interest expense totaled $117.7 million in 1996, an increase of $13.0 million. These increases were largely the result of additional credit card income and expense. VNB began a co-branded credit card program during the second quarter of 1996.

      Gains on the sales of loans were $1.8 million for 1996 compared to $846 thousand for 1995. The gains recorded are primarily from the sale of the guaranteed portion of SBA loans. The increase reflected the growth in VNB's origination of SBA loans.

      Also included in non-interest expense for 1996 is a one time FDIC assessment of $6.4 million. Excluding this one time payment, insurance premiums decreased by $4.0 million for the year ended December 31, 1996 in comparison to the same period in 1995. This reflected the reduction in the insurance rates charged on BIF deposits by the FDIC which began June 1, 1995.

      Net occupancy expense increased $1.5 million to $11.5 million in 1996. This resulted from the additional rent, utilities, tax and maintenance expense on facilities utilized by Valley. During the first quarter of 1996, Valley acquired an office building located across the street from its administrative headquarters in Wayne, New Jersey.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1997          1996          1995
                                         -----------   -----------   -----------
                                           (IN THOUSANDS, EXCEPT FOR SHARE DATA)

INTEREST INCOME
Interest and fees on loans (Note 5) ..   $   290,245   $   266,684   $   248,012
Interest and dividends on
   investment securities:
 Taxable .............................        62,315        69,161        80,021
 Tax-exempt ..........................        10,346        12,757        14,136
 Dividends ...........................         1,558         1,008           756
Interest on federal funds sold and
    other short-term investments .....         3,854         3,558         2,423
                                         -----------   -----------   -----------
   Total interest income .............       368,318       353,168       345,348
                                         -----------   -----------   -----------
INTEREST EXPENSE
Interest on deposits:
 Savings  deposits ...................        42,627        43,261        49,474
 Time deposits (Note 10) .............       107,857       107,529        98,487
Interest on federal funds purchased
   and securities sold under
   repurchase agreements .............         1,171         1,128         2,850
Interest on other short-term
   borrowings ........................         1,132           648           698
Interest on other borrowings (Note 11)         3,190         2,267         1,817
                                         -----------   -----------   -----------
   Total interest expense ............       155,977       154,833       153,326
                                         -----------   -----------   -----------
NET INTEREST INCOME ..................       212,341       198,335       192,022
Provision for possible loan losses
   (Note 6) ..........................        12,250         3,356         3,169
                                         -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES ..........       200,091       194,979       188,853
                                         -----------   -----------   -----------
NON-INTEREST INCOME
Trust income .........................         1,162         1,080           950
Service charges on deposit accounts ..        11,823        11,087        11,066
Gains on securities transactions,
   net (Note 4) ......................         2,152           781         1,472
Fees from loan servicing (Note 7) ....         5,576         4,835         4,320
Credit card fee income ...............        12,643         5,549         1,753
Gains on sales of loans, net .........         3,634         1,839           846
Other ................................         5,325         4,480         4,039
                                         -----------   -----------   -----------
   Total non-interest income .........        42,315        29,651        24,446
                                         -----------   -----------   -----------
NON-INTEREST EXPENSE
Salary expense (Note 12) .............        45,069        43,883        41,262
Employee benefit expense (Note 12) ...        10,598        10,252        10,115
FDIC insurance premiums ..............         1,113         8,659         6,298
Net occupancy expense (Notes 8 and 14)        11,220        11,456         9,945
Furniture and equipment expense
   (Note 8) ..........................         7,838         7,483         7,463
Credit card expense ..................        17,520         7,518         1,948
Amortization of intangible assets
   (Note 7) ..........................         3,441         3,009         2,812
Other ................................        26,429        25,456        24,880
                                         -----------   -----------   -----------
   Total non-interest expense ........       123,228       117,716       104,723
                                         -----------   -----------   -----------
INCOME BEFORE INCOME TAXES ...........       119,178       106,914       108,576
Income tax expense (Note 13) .........        34,186        36,076        41,543
                                         -----------   -----------   -----------
NET INCOME ...........................   $    84,992   $    70,838   $    67,033
                                         ===========   ===========   ===========
EARNINGS PER SHARE:

 Basic ...............................   $      2.01   $      1.67   $      1.55
 Diluted .............................   $      2.00   $      1.66   $      1.55
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
 Basic ...............................    42,276,390    42,459,539    43,241,178
 Diluted .............................    42,568,469    42,767,907    43,362,327

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                   -------------------------
                                                       1997            1996
                                                   ----------     ----------
                                                         (IN THOUSANDS,
                                                     EXCEPT FOR SHARE DATA)

ASSETS
Cash and due from banks ........................    $   148,175     $   196,995
Federal funds sold .............................         30,000          82,450
Investment securities held to maturity,
   fair value of $163,444 and $257,213
   in 1997 and 1996, respectively (Note 3) .....        161,552         255,277
Investment securities available for sale
   (Note 4) ....................................      1,017,225         989,698
Loans, net of unearned income (Note 5) .........      3,622,332       3,471,248
   Less: Allowance for possible loans losses
   (Note 6) ....................................        (46,372)        (46,022)
                                                    -----------     -----------
   Net loans ...................................      3,575,960       3,425,226
                                                    -----------     -----------
Premises and equipment (Note 8) ................         74,553          71,244
Due from customers on acceptances
   outstanding .................................            304             940
Accrued interest receivable ....................         29,313          29,808
Other assets (Notes 7, 9 and 13) ...............         53,573          63,909
                                                    -----------     -----------
    Total assets ...............................    $ 5,090,655     $ 5,115,547
                                                    ===========     ===========
LIABILITIES
Deposits:
 Non-interest bearing ..........................    $   769,887     $   715,563
   Interest bearing:
    Savings ....................................      1,841,039       1,835,476
    Time  (Note 10) ............................      1,792,028       2,016,026
                                                    -----------     -----------
    Total deposits .............................      4,402,954       4,567,065
                                                    -----------     -----------
Federal funds purchased and securities
   sold under repurchase agreements
   (Note 3) ....................................         32,882          23,339
Treasury tax and loan account and other
   short-term borrowings (Note 3) ..............         24,056          17,202
Other borrowings (Note 11) .....................        114,012          35,071
Bank acceptances outstanding ...................            304             940
Accrued expenses and other liabilities
   (Note 12) ...................................         41,088          41,546
                                                    -----------     -----------
    Total liabilities ..........................      4,615,296       4,685,163
                                                    -----------     -----------
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY (Notes 2, 12 and 15)
Common stock, no par value, authorized
   78,750,000 shares; issued 42,452,939
   shares in 1997, and 40,449,671 shares
   in 1996 .....................................         23,282          22,320
Surplus ........................................        291,600         238,541
Retained earnings ..............................        159,116         176,853
Unrealized gain on investment securities
   available for sale, net of tax ..............          3,639             259
                                                    -----------     -----------
                                                        477,637         437,973
Treasury stock, at cost (93,413 shares
   in 1997 and 272,093 shares in 1996) .........         (2,278)         (7,589)
                                                    -----------     -----------
    Total shareholders' equity .................        475,359         430,384
                                                    -----------     -----------
    Total liabilities and shareholders'
        equity .................................    $ 5,090,655     $ 5,115,547
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          UNREALIZED
                                                                                          GAIN (LOSS)
                                                                                         ON INVESTMENT
                                                                                           SECURITIES                      TOTAL
                                                 COMMON                      RETAINED       AVAILABLE      TREASURY    SHAREHOLDERS'
                                                 STOCK         SURPLUS       EARNINGS       FOR SALE         STOCK        EQUITY
                                               ---------      ---------      ---------      ---------      ---------     ----------
                                                                                  (IN THOUSANDS)
BALANCE--DECEMBER 31, 1994 ...............     $  20,763      $ 172,322      $ 207,473      $ (19,634)     $  (2,164)     $ 378,760
Net income ...............................          --             --           67,033           --             --           67,033
Cash dividends ...........................          --             --          (36,966)          --             --          (36,966)
Warrants exercised .......................            33            771         (5,506)          --           11,944          7,242
Effect of stock incentive
   plan, net .............................            11             (6)        (1,149)          --            1,980            836
Stock dividend ...........................           949         37,802        (38,831)          --             --              (80)
Purchase of treasury stock ...............          --             --             --             --          (13,670)       (13,670)
Acquisition of American Union ............           154          5,345         (1,076)          --             --            4,423
Tax benefit from exercise of
   stock options .........................          --              508           --             --             --              508
Adjustment for pooling of a
   company with a different
   fiscal year end .......................           (10)          (697)         1,870           --             --            1,163
Net change in unrealized gain
   (loss) on investment
   securities available for
   sale ..................................          --             --             --           23,189           --           23,189
                                               ---------      ---------      ---------      ---------      ---------      ---------
BALANCE--DECEMBER 31, 1995 ...............        21,900        216,045        192,848          3,555         (1,910)       432,438
Net income ...............................          --             --           70,838           --             --           70,838
Cash dividends ...........................          --             --          (38,556)          --             --          (38,556)
Effect of stock incentive
   plan, net .............................            11           (300)        (1,104)          --            2,743          1,350
Stock dividend ...........................           409         22,796        (47,173)          --           23,845           (123)
Purchase of treasury stock ...............          --             --             --             --          (32,267)       (32,267)
Net change in unrealized
   gain (loss) on investment
   securities available for sale .........          --             --             --           (3,296)          --           (3,296)
                                               ---------      ---------      ---------      ---------      ---------      ---------

BALANCE--DECEMBER 31, 1996 ...............        22,320        238,541        176,853            259         (7,589)       430,384
Net income ...............................          --             --           84,992           --             --           84,992
Cash dividends ...........................          --             --          (44,959)          --             --          (44,959)
Effect of stock incentive plan,
   net ...................................            (2)        (2,311)        (1,684)          --            5,311          1,314
Stock dividend ...........................           964         55,041        (56,086)          --             --              (81)
Tax benefit from exercise of
   stock options .........................          --              329           --             --             --              329
Net change in unrealized gain
   (loss) on investment
   securities available for sale .........          --             --             --            3,380           --            3,380
                                               ---------      ---------      ---------      ---------      ---------      ---------
BALANCE--DECEMBER 31, 1997 ...............     $  23,282      $ 291,600      $ 159,116      $   3,639      $  (2,278)     $ 475,359
                                               =========      =========      =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997        1996          1995
                                            ---------    ---------    ---------

                                                      (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................   $  84,992    $  70,838    $  67,033
 Adjustments to reconcile net income
    to net cash provided by operating
    activities:
 Depreciation and amortization ..........      11,997       10,314        9,108
 Amortization of compensation costs
    pursuant to long term stock
    incentive plan ......................         529          448          322
 Provision for possible loan losses .....      12,250        3,356        3,169
 Net amortization of premiums and
    discounts ...........................       1,050        4,250        5,917
 Net deferred income tax expense
    (benefit) ...........................       2,532         (905)       1,133
 Net gains on securities transactions ...      (2,152)        (781)      (1,472)
 Proceeds from sales of loans ...........      49,972       34,950        6,954
 Gain on sales of loans .................      (3,634)      (1,839)        (846)
 Proceeds from recoveries on
    previously charged-off loans ........       1,986        4,594        2,778
 Net decrease (increase) in accrued
    interest receivables and other
    assets ..............................       7,450        2,794       (3,579)
 Net (decrease) increase in accrued
    expenses and other liabilities ......      (5,318)       3,576          901
 Net increase in shareholders' equity
    due to acquisition of American
    Union Bank ..........................        --           --          4,423
 Adjustment for the pooling of a
    company with a different fiscal
    year end ............................        --           --          1,163
                                            ---------    ---------    ---------
 Net cash provided by operating
    activities ..........................     161,654      131,595       97,004
                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of mortgage servicing
    rights ..............................      (2,452)      (6,167)      (3,902)
 Proceeds from sales of investment
    securities available for sale .......     171,158      143,605      108,331
 Proceeds from maturing investment
    securities available for sale .......     222,954      239,982      129,925
 Purchases of investment securities
    available for sale ..................    (374,843)    (196,568)    (115,348)
 Purchases of investment securities
    held to maturity ....................     (17,323)     (30,640)     (98,424)
 Proceeds from maturing investment
    securities held to maturity .........      70,786      100,165      165,597
 Net decrease (increase) in federal
    funds sold and other short-term
    investments .........................      52,450       16,050     (108,500)
 Net increase in loans made to
    customers ...........................    (211,308)    (458,574)    (230,992)
 Purchases of premises and equipment,
    net of sales ........................     (11,865)     (12,836)     (13,316)
 Net decrease (increase) in
    acceptances .........................         636         (102)         660
                                            ---------    ---------    ---------
 Net cash used in investing activities ..     (99,807)    (205,085)    (165,969)
                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposits ....    (164,111)     105,715      221,896
 Net increase (decrease) in federal
    funds purchased and other
    short-term borrowings ...............      16,397        2,312      (80,908)
 Advances of other borrowings ...........      87,500       20,000         --
 Repayments of other borrowings .........      (8,559)     (14,054)      (6,929)
 Net (decrease) increase in
    acceptances .........................        (636)         102         (660)
 Dividends paid to common
    shareholders ........................     (42,414)     (38,373)     (34,885)
 Addition of common shares to
    treasury ............................        --        (32,401)     (13,986)
 Common stock issued, net of
    cancellations .......................       1,156          777        8,028
                                            ---------    ---------    ---------
 Net cash (used in) provided by
    financing activities ................    (110,667)      44,078       92,556
                                            ---------    ---------    ---------
 Net (decrease) increase in cash
    and cash equivalents ................     (48,820)     (29,412)      23,591
 Cash and cash equivalents at
    beginning of year ...................     196,995      226,407      202,816
                                            ---------    ---------    ---------
 Cash and cash equivalents at end
    of year .............................   $ 148,175    $ 196,995    $ 226,407
                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
 Cash paid during the year for
    interest on deposits and
    borrowings ..........................   $ 157,003    $ 154,976    $ 149,264
 Cash paid during the year for
    federal and state income taxes ......      27,518       37,662       40,246
 Transfer of securities held to
    maturity to securities available
    for sale ............................      39,833         --        516,854

         See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

BASIS OF PRESENTATION

      The consolidated financial statements of Valley National Bancorp and its wholly-owned subsidiary ("Valley") include the accounts of its principal commercial bank subsidiary, Valley National Bank ("VNB") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The financial statements of prior years have been restated to include Midland Bancorporation, which was acquired on February 28, 1997, in a transaction accounted for as a pooling of interests. Certain reclassifications have been made in the consolidated financial statements for 1996 and 1995 to conform to the classifications presented for 1997.

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

INVESTMENT SECURITIES

      Investments are classified into three categories: held to maturity; available for sale; and trading. Valley's investment portfolio consists of investments held to maturity and investments available for sale.

      Investment securities held to maturity, except for equity securities, are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment.

      Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale on the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Unrealized holding gains and losses on such securities are excluded from earnings, but are included as a separate component of shareholders' equity, net of deferred tax.

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

      The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Valley has defined the population of impaired loans to be all non-accrual loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial real estate loans. The impaired loan portfolio is primarily collateral dependent. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

      Valley originates loans guaranteed by the SBA. The principal amount of these loans is guaranteed between 75% and 80%, subject to certain dollar limitations. Valley generally sells the guaranteed portions of these loans and retains the unguaranteed portions as well as the rights to service the loans. Gains are recorded on loan sales based on the cash proceeds in excess of the assigned value of the loan, as well as the value assigned to the rights to service the loan.

      Credit card loans primarily represent revolving MasterCard credit card loans. Interest on credit card loans is recognized based on the balances outstanding according to the related cardmember agreements. Direct origination costs are deferred and amortized over 24 months, the term of the cardmember agreement, on a straight-line basis. Net direct origination costs include costs associated with credit card originations that are incurred in transactions with independent third parties and certain costs relating to loan origination programs and the preparation and processing of loan documents, net of fees received. Ineligible direct origination costs are expensed as incurred.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

      The allowance for possible loan losses ("allowance") is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans which are determined to be a loss, in accordance with established policies, when all efforts of collection have been exhausted.

      The allowance is maintained at a level estimated necessary to absorb potential loan losses and other credit risk related charge-offs. The level of the allowance is based upon management's evaluation of potential losses in the loan portfolio. Current and economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing loans and other past due amounts.

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

OTHER REAL ESTATE OWNED

      Other real estate owned ("OREO"), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for possible loan losses.

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

LOAN SERVICING

      Servicing fee income, representing reimbursement for loan administrative services performed on contractually serviced loans, is credited to income as earned.

      Effective January 1, 1997, Valley adopted Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 issued by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. The impact of adopting the new accounting standard was not material to Valley.

STOCK-BASED COMPENSATION

      Valley accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, Valley may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. Valley has evaluated its alternatives available under the provisions of SFAS No. 123 and has determined it will not adopt the recognition provisions of the statement, but has provided the required footnote disclosure. Therefore, the adoption of SFAS No. 123 had no impact on Valley's consolidated financial statements.

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

EARNINGS PER SHARE

      Valley adopted SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee ("IASC"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively, and it also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In connection with the adoption of this statement, all prior period EPS data presented has been restated to conform with SFAS 128. For Valley, the numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of common stock options outstanding utilizing the treasury stock method.

      All share and per share amounts have been restated to reflect the five percent stock dividend issued on May 17, 1997, and all prior stock dividends.

TREASURY STOCK

      Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

IMPACT OF FUTURE ACCOUNTING CHANGES

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 is effective for fiscal years beginning after December 15, 1997.

ACQUISITIONS (Note 2)

      On February 28, 1997, Valley acquired Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On February 28, 1997, Midland had total assets of $418.6 million and deposits of $380.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 3,964,000 shares of Valley common stock. Each share of common stock of Midland was exchanged for 30 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Midland for all periods presented. Separate results of the combining companies for the years ended December 31, 1996 and 1995 are as follows:

                                                           1996          1995
                                                         --------       --------
                                                             (IN THOUSANDS)

Net interest income after provision for
 possible loan losses:
 Valley ..........................................       $175,596       $170,166
 Midland .........................................         19,383         18,687
                                                         --------       --------
                                                         $194,979       $188,853
                                                         ========       ========
Net Income:
 Valley ..........................................       $ 67,495       $ 62,596
 Midland .........................................          3,343          4,437
                                                         --------       --------
                                                         $ 70,838       $ 67,033
                                                         ========       ========

      On June 30, 1995, Valley acquired by merger the $671 million asset Lakeland First Financial Group, Inc. ("LFG"), based in Succasunna, New Jersey and its sixteen branch subsidiary, Lakeland Savings Bank ("Lakeland"). Each share of LFG common stock outstanding was converted into 1.286 shares of Valley common stock, resulting in the issuance by Valley of approximately 5,663,000 shares of Valley common stock. The acquisition has been accounted for as a pooling of interests. Prior to the merger, Lakeland's fiscal year ended on June 30th. In recording the pooling of interests combination, LFG's financial statements as of June 30, 1995 were combined with Valley's financial statements. LFG's financial statements for the year ended June 30, 1995 was combined with Valley's financial statements for the year ended December 31, 1994. An adjustment has been made to shareholders' equity to eliminate the effect of including LFG's results of operations for the six months ended June 30, 1995, in both the year ended December 31, 1995, and the year ended December 31, 1994. The consolidated financial statements of Valley include the accounts of LFG for all periods presented.

      On February 28, 1995, Valley acquired American Union Bank ("American"), headquartered in Union, New Jersey, with two branches and approximately $58 million in assets. The transaction resulted in the issuance of approximately 334,000 shares of Valley common stock and was accounted for using the pooling of interests method of accounting. The financial statements for Valley have not been restated as they would not have been materially different from those presented. American's financial statements are included in Valley's consolidated financial statements as of January 1, 1995. Each share of common stock of American was exchanged for 0.50 shares of Valley common stock.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

      The amortized cost, fair value and unrealized gains and losses of securities held to maturity at December 31, 1997 and 1996 were as follows:


                                                 DECEMBER 31, 1997
                                                 ------------------
                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED     FAIR
                                        COST       GAINS     LOSSES       VALUE
                                      --------   --------   --------    --------
                                                   (IN THOUSANDS)

Obligations of states and
    political subdivisions ........   $ 58,111   $    455   $   (161)   $ 58,405
Mortgage-backed securities ........     81,216      1,739       (141)     82,814
Other debt securities .............        195       --         --           195
                                      --------   --------   --------    --------
 Total debt securities ............    139,522      2,194       (302)    141,414
FRB & FHLB stock ..................     22,030       --         --        22,030
                                      --------   --------   --------    --------
 Total investment securities
    held to maturity ..............   $161,552   $  2,194   $   (302)   $163,444
                                      ========   ========   ========    ========

                                                 DECEMBER 31, 1996
                                                 ------------------
                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED     FAIR
                                        COST       GAINS     LOSSES       VALUE
                                      --------   --------   --------    --------
                                                   (IN THOUSANDS)

U.S. Treasury securities and
    other government agencies
    and corporations ..............   $ 25,608   $     12   $   (120)   $ 25,500
Obligations of states and
    political subdivisions ........     83,908      1,034        (85)     84,857
Mortgage-backed securities ........    126,616      1,551       (458)    127,709
Other debt securities .............      1,246          2       --         1,248
                                      --------   --------   --------    --------
 Total debt securities ............    237,378      2,599       (663)    239,314
FRB & FHLB stock ..................     17,167       --         --        17,167
Other securities ..................        732       --         --           732
                                      --------   --------   --------    --------
 Total investment securities
    held to maturity ..............   $255,277   $  2,599   $   (663)   $257,213
                                      ========   ========   ========    ========

      The contractual maturities of investments in debt securities held to maturity at December 31, 1997, are set forth in the following table:

                                                            DECEMBER 31, 1997
                                                           ---------------------
                                                           AMORTIZED      FAIR
                                                             COST        VALUE
                                                           --------     --------
                                                              (IN THOUSANDS)

Due in one year ......................................     $ 24,358     $ 24,424
Due after one year through five years ................       30,026       30,248
Due after five years through ten years ...............          308          308
Due after ten years ..................................        3,614        3,620
                                                           --------     --------
                                                             58,306       58,600
Mortgage-backed securities ...........................       81,216       82,814
                                                           --------     --------
 Total debt securities ...............................      139,522      141,414
FRB & FHLB stock .....................................       22,030       22,030
                                                           --------     --------
 Total investment securities held to maturity ........     $161,552     $163,444
                                                           ========     ========

      Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. FRB and FHLB stock and other securities do not have contractual maturities.

      The weighted-average remaining life for mortgage-backed securities held to maturity was 4.1 years at December 31, 1997, and 3.7 years at December 31, 1996.

      The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $128,412,000 and $120,045,000 at December 31, 1997 and 1996, respectively.

      In connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

      The amortized cost, fair value and unrealized gains and losses of securities available for sale at December 31, 1997 and 1996 were as follows:

                                              DECEMBER 31, 1997
                                           ----------------------
                                              GROSS       GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                 COST         GAINS       LOSSES         VALUE
                              ----------   ----------   ----------    ----------
                                               (IN THOUSANDS)

U.S. Treasury securities
   and other government
   agencies and
   corporations ...........   $  143,379     $  122      $  (237)    $  143,264
Obligations of states and
    political subdivisions       141,409      1,302         (254)       142,457
Mortgage-backed securities       719,120      5,311       (2,800)       721,631
                              ----------     ------      -------     ----------
  Total debt securities ...    1,003,908      6,735       (3,291)     1,007,352
Equity securities .........        7,353      2,593          (73)         9,873
                              ----------     ------      -------     ----------
  Total investment
    securities
    available for sale ....   $1,011,261     $9,328      $(3,364)    $1,017,225
                              ==========     ======      =======     ==========

                                              DECEMBER 31, 1996
                                           ----------------------
                                              GROSS       GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                 COST         GAINS       LOSSES         VALUE
                              ----------   ----------   ----------    ----------
                                               (IN THOUSANDS)

U.S. Treasury securities
   and other government
   agencies and
   corporations ...........   $  146,253     $   76      $  (917)   $  145,412
 Obligations of states
    and political
    subdivisions ..........      175,745      1,955         (195)       177,505
 Mortgage-backed securities      658,469      4,179       (7,254)       655,394
 Other debt securities ....          591          3           --            594
                              ----------     ------      -------     ----------
   Total debt securities ..      981,058      6,213       (8,366)       978,905
 Equity securities ........        8,370      2,484          (61)        10,793
                              ----------     ------      -------     ----------
   Total investment
      securities available
      for sale ............   $  989,428     $8,697      $(8,427)    $  989,698
                              ==========     ======      =======     ==========

      The contractual maturities of investments in debt securities available for sale at December 31, 1997, are set forth in the following table:

                                                        DECEMBER 31, 1997
                                                     -----------------------
                                                     AMORTIZED       FAIR
                                                        COST         VALUE
                                                     ----------   ----------
                                                         (IN THOUSANDS)

   Due in one year ...............................   $  167,813   $  167,771
   Due after one year through five years .........      111,591      112,290
   Due after five years through ten years ........        1,106        1,199
   Due after ten years ...........................        4,278        4,461
                                                     ----------   ----------
                                                        284,788      285,721
   Mortgage-backed securities ....................      719,120      721,631
                                                     ----------   ----------
    Total debt securities ........................    1,003,908    1,007,352
   Equity securities .............................        7,353        9,873
                                                     ----------   ----------
    Total investment securities available for sale   $1,011,261   $1,017,225
                                                     ==========   ==========

      Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

      The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 1997 and 1996 was 4.1 years and 5.4 years, respectively.

      Gross gains (losses) realized on sales, maturities and other securities transactions for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                         1997       1996       1995
                                       -------    -------    -------
                                              (IN THOUSANDS)

           Sales transactions:
            Gross gains ............   $ 2,360    $ 1,214    $ 1,676
            Gross losses ...........      (193)      (522)      (210)
                                       -------    -------    -------
                                         2,167        692      1,466
                                       -------    -------    -------
           Maturities and other
            securities transactions:
            Gross gains ............        10         89          6
            Gross losses ...........       (25)      --         --
                                       -------    -------    -------
                                           (15)        89          6
                                       -------    -------    -------
           Gains on securities
            transactions, net ......   $ 2,152    $   781    $ 1,472
                                       =======    =======    =======

      Cash proceeds from sales transactions approximated $171,158,000, $143,605,000 and $108,331,000 for the years ended 1997, 1996 and 1995, respectively.

LOANS (Note 5)

      The detail of the loan portfolio as of December 31, 1997 and 1996 was as follows:

                                               1997         1996
                                           -----------   -----------
                                                  (IN THOUSANDS)

          Commercial ...................   $   432,287   $   466,580
                                           -----------   -----------
            Total commercial loans .....       432,287       466,580
                                           -----------   -----------
          Construction .................        80,923        87,486
          Residential mortgage .........       929,525       924,767
          Commercial mortgage ..........       846,052       786,916
                                           -----------   -----------
            Total mortgage loans .......     1,856,500     1,799,169
                                           -----------   -----------
          Home equity ..................       168,888       174,534
          Credit card ..................       145,485       149,494
          Automobile ...................       930,247       811,694
          Other consumer ...............        88,925        70,297
                                           -----------   -----------
            Total consumer loans .......     1,333,545     1,206,019
                                           -----------   -----------
          Less: unearned income ........          --            (520)
                                           -----------   -----------
           Loans, net of unearned income   $ 3,622,332   $ 3,471,248
                                           ===========   ===========

      VNB grants loans in the ordinary course of business to its directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

      The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1997:

                                                       1997
                                                   ------------
                                                  (IN THOUSANDS)

                  Outstanding at beginning of year   $ 26,326
                  New loans and advances .........     10,819
                  Repayments .....................    (11,695)
                                                     --------
                  Outstanding at end of year .....   $ 25,450
                                                     ========

      The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing and non-performing assets at December 31, 1997 and 1996 were as follows:

                                                   1997     1996
                                                 -------   -------
                                                   (IN THOUSANDS)

              Loans past due in excess of 90
               days and still accruing .......   $16,351   $10,166
                                                 =======   =======
                                                 -------   -------
              Non-accrual loans ..............   $ 7,307   $13,182
              Other real estate owned ........     2,178     3,750
                                                 -------   -------
               Total non-performing assets ...   $ 9,485   $16,932
                                                 =======   =======
              Troubled debt restructured loans   $ 5,248   $ 5,576
                                                 =======   =======

      The amount of interest income that would have been recorded on non-accrual loans in 1997, 1996 and 1995 had payments remained in accordance with the original contractual terms approximated $1,270,000, $1,419,000 and $1,719,000, while the actual amount of interest income recorded on these types of assets in 1997, 1996 and 1995 totaled $252,000, $1,701,000 and $787,000, resulting in lost (recovered) interest income of $1,018,000, ($282,000), and $932,000, respectively.

      At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

      The impaired loan portfolio is primarily collateral dependent as defined under SFAS 114. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $21.9 million and $8.5 million, respectively, at December 31, 1997 and $23.7 million and $9.8 million, respectively, at December 31, 1996. The average balance of impaired loans during 1997 and 1996 was approximately $25.1 million and $24.4 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during both 1997 and 1996 was $1.6 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES (Note 6)

      Transactions in the allowance for possible loan losses during 1997, 1996 and 1995 were as follows:

                                          1997        1996        1995
                                        --------    --------    --------
                                                (IN THOUSANDS)

       Balance at beginning of year .   $ 46,022    $ 43,991    $ 45,905
       Provision charged to operating
         expense ....................     12,250       3,356       3,169
                                        --------    --------    --------
                                          58,272      47,347      49,074
                                        --------    --------    --------
       Less net loan charge-offs:
        Loans charged-off ...........    (13,886)     (5,918)     (7,861)
        Less recoveries on loan
          charge-offs ...............      1,986       4,593       2,778
                                        --------    --------    --------
       Net loan charge-offs .........    (11,900)     (1,325)     (5,083)
                                        --------    --------    --------
       Balance at end of year .......   $ 46,372    $ 46,022    $ 43,991
                                        ========    ========    ========

 LOAN SERVICING (Note 7)

      VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and originated by VNB. The aggregate principal balances of mortgage loans serviced by MSI approximated $2,015,265,000, $1,916,796,000 and $1,690,080,000
at December 31, 1997, 1996 and 1995, respectively. These amounts included $863,596,000, $813,858,000 and $816,513,000 as of December 31, 1997, 1996 and
1995, respectively, of loans serviced on behalf of VNB and its subsidiary. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

      VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $69.7 million and $54.2 million of SBA loans as of December 31, 1997 and 1996, respectively, for third-party investors.

      The costs associated with acquiring loan servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated net servicing income.

      The following table summarizes the change in loan servicing rights during the years ended December 31, 1997, 1996 and 1995:

                                           1997        1996        1995
                                         --------    --------    --------
                                                  (IN THOUSANDS)

      Balance at beginning of year ...   $ 12,187    $  8,094    $  5,998
      Purchase and origination of loan
       servicing rights ..............      3,905       6,167       3,902
      Amortization expense ...........     (2,621)     (2,074)     (1,806)
                                         --------    --------    --------
      Balance at end of year .........   $ 13,471    $ 12,187    $  8,094
                                         ========    ========    ========

      Amortization expense is included in amortization of intangible assets.

PREMISES AND EQUIPMENT (Note 8)

      At December 31, 1997 and 1996, premises and equipment consisted of:

                                                1997         1996
                                             ---------    ---------
                                                  (IN THOUSANDS)

            Land .........................   $  17,298    $  16,814
            Buildings ....................      45,473       42,615
            Leasehold improvements .......      11,729        9,930
            Furniture and equipment ......      58,997       52,151
                                             ---------    ---------
                                               133,497      121,510
            Less: Accumulated depreciation
             and amortization ............     (58,944)     (50,266)
                                             ---------    ---------
             Premises and equipment ......   $  74,553    $  71,244
                                             =========    =========

      Depreciation and amortization included in non-interest expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $8,695,000, $7,305,000 and $6,764,000, respectively.

OTHER ASSETS (Note 9)

      At December 31, 1997 and 1996, other assets consisted of the following:

                                                1997       1996
                                               -------   -------
                                                 (IN THOUSANDS)

                Loan servicing rights ......   $13,471   $12,187
                Goodwill ...................     2,922     3,171
                Core deposits ..............     1,816     2,459
                Other real estate owned, net     2,178     3,750
                Deferred tax asset .........    12,695    17,434
                Other ......................    20,491    24,908
                                               =======    ======
                 Total other assets ........   $53,573   $63,909
                                               =======    ======


DEPOSITS (Note 10)

      Included in time deposits at December 31, 1997 and 1996 are certificates of deposit over $100,000 of $471,869,000 and $587,821,000, respectively.

      Interest expense on time deposits of $100,000 or more totaled approximately $26,215,000, $24,115,000 and $21,067,000 in 1997, 1996 and 1995,
respectively.

      The scheduled maturities of time deposits as of December 31, 1997 are as follows:

                                                         (IN THOUSANDS)

         1998 ...........................................  $1,087,293
         1999 ...........................................     445,515
         2000 ...........................................     173,055
         2001 ...........................................      13,369
         2002 ...........................................      40,029
         Thereafter .....................................      32,767
                                                           ----------
                                                           $1,792,028
                                                           ==========

OTHER BORROWINGS (Note 11)

      At December 31, 1997 and 1996, other borrowings consisted of the following:

                                              1997      1996
                                           --------   --------
                                              (IN THOUSANDS)

                  FHLB advances ........   $113,500   $ 34,500
                  Other ................        512        571
                                           --------   --------
                  Total other borrowings   $114,012   $ 35,071
                                           ========   ========

      The Federal Home Loan Bank (FHLB) advances have a weighted average interest rate of 6.09% at December 31, 1997 and 5.70% at December 31, 1996. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                          (IN THOUSANDS)

         1998 ............................................   $ 31,000
         1999 ............................................     25,000
         2000 ............................................     28,000
         2001 ............................................      2,000
         2002 ............................................     12,000
         Thereafter ......................................     15,500
                                                             --------
                                                             $113,500
                                                             ========

      Interest expense of $3,136,000, $2,220,000, and $1,735,000 was recorded on FHLB advances during the years ended December 31, 1997, 1996 and 1995, respectively.

BENEFIT PLANS (Note 12)

PENSION PLAN

      VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service, primary social security benefits and the employee's highest average compensation as defined. It is VNB's funding policy to contribute annually the maximum amount that can be deducted for federal income tax purposes. In 1997, 1996 and 1995, contributions totaling $711,000, $235,000 and $502,000 were made. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

      The following table sets forth the funded status of the plans and amounts recognized in Valley's financial statements at December 31, 1997 and 1996:

                                                        1997        1996
                                                      --------    --------
                                                         (IN THOUSANDS)

    Plan assets at fair value, primarily government
      and corporate bonds, corporate stocks,
      certificates of deposits and other
      miscellaneous assets ........................   $ 21,638    $ 16,776
                                                      --------    --------
    Actuarial present value of benefit obligations:
     Accumulated benefit obligation for service
       rendered to date, including vested benefits
       of $14,353 in 1997 and $11,884 in 1996 .....   $ 15,517    $ 13,055
    Additional future benefits based on estimated
      salary levels ...............................      2,719       3,162
                                                      --------    --------
    Projected benefit obligations .................   $ 18,236    $ 16,217
                                                      --------    --------
    Excess of plan assets over projected benefit
      obligations .................................      3,402         559
    Unrecognized net gain from past experience
      different from that assumed and effects of
      change in assumptions .......................     (6,942)     (4,187)
    Unrecognized net asset of January 1, being
      recognized over an average of 15.4 years ....       (420)        (49)
    Prior service cost not yet recognized in net
      periodic pension cost .......................        471         576
                                                      --------    --------
    Accrued pension cost included in other
      liabilities .................................   $ (3,489)   $ (3,101)
                                                      ========    ========

      Net periodic pension expense for 1997, 1996 and 1995 included the following components:

                                              1997       1996       1995
                                            -------    -------    -------
                                                    (IN THOUSANDS)

      Service cost-benefits earned ......   $ 1,095    $ 1,239    $ 1,221
      Interest cost on projected benefit
        obligations .....................     1,191      1,070      1,048
      Actual return on plan assets ......    (4,775)    (2,065)    (2,866)
      Net amortization and deferral .....     3,586        970      1,810
                                            -------    -------    -------
       Total net periodic pension expense   $ 1,097    $ 1,214    $ 1,213
                                            =======    =======    =======

      The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.00% and 5.00%, respectively, for 1997 and 7.25% and 5.00% for 1996. The expected long term rate of return on assets was 9.00% for both 1997 and 1996 and the weighted average discount rate used in computing pension cost was 7.25% and 7.00% for 1997 and 1996, respectively.

BONUS PLAN

      VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees' compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1997, 1996 and 1995 were $2,152,000, $1,798,000 and
$1,588,000, respectively.

SAVINGS PLAN

      VNB maintains a 401K Savings and Investment Plan. This plan covers eligible employees of VNB and its subsidiaries. The 401K plan allows employees to contribute from 1% to 12% of their salary with VNB matching a certain percentage out of its current years earnings with the distribution of VNB's contributions subject to a vesting schedule. The 401K expense for 1997, 1996 and 1995 amounted to $853,000, $1,120,000 and $891,000, respectively.

STOCK OPTION PLAN

      At December 31, 1997, Valley has a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1997       1996      1995
                                    ----       ----      ----
                                          (IN THOUSANDS,
                                    EXCEPT FOR PER SHARE DATA)

           Net income
            As Reported .....      $84,992   $70,838   $67,033
            Pro forma .......       84,698    70,068    66,975
           Earnings per share
            As Reported:
             Basic ..........      $  2.01   $  1.67   $  1.55
             Diluted ........         2.00      1.66      1.55
            Pro forma:
             Basic ..........      $  2.00   $  1.65   $  1.55
             Diluted ........         1.99      1.64      1.54


      Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 2,008,689 shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equal 100 percent of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland and assumed by Valley have no vesting period and a maximum term of fifteen years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.50 percent for 1997, 4.36 percent for 1996 and 4.23 percent for 1995; weighted-average risk-free interest rate of 5.75 percent for 1997 and 6.5 percent for both 1996 and 1995, and expected volatility of 23.9 percent for 1997 and 24.3 percent for both 1996 and 1995. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years.

      A summary of the status of the qualified stock options as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                      1997                      1996                     1995
                                              ----------------------   -----------------------   ---------------------
                                                           WEIGHTED-                 WEIGHTED-               WEIGHTED-
                                                            AVERAGE                   AVERAGE                  AVERAGE
     QUALIFIED                                             EXERCISE                  EXERCISE                 EXERCISE
   STOCK OPTIONS                               SHARES        PRICE      SHARES         PRICE      SHARES        PRICE
   -------------                              --------     ---------   ---------     ---------   ---------   ---------
Outstanding at beginning
  of year .............................        586,578        $20        551,100        $17        563,747        $15
Granted ...............................        187,647         31        115,153         24         96,939         22
Exercised .............................       (104,405)        16        (66,278)        11        (92,877)        10
Forfeited .............................        (14,026)        22        (13,397)        20        (16,709)        19
                                              --------                 ---------                 ---------
Outstanding at end of year ............        655,794         23        586,578         20        551,100         17
                                              ========                 =========                 =========
Options exercisable at year-end .......        269,977                   260,945                   240,299
                                              ========                 =========                 =========
Weighted-average fair value of
  options granted during the year .....       $   8.34                  $   6.08                  $   5.21


      The following table summarizes information about qualified stock options outstanding at December 31, 1997:

                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
          ------------------------------------------  --------------------------
                         WEIGHTED-
                          AVERAGE
RANGE OF                 REMAINING       WEIGHTED-                   WEIGHTED-
EXERCISE    NUMBER      CONTRACTUAL       AVERAGE        NUMBER      AVERAGE
 PRICES   OUTSTANDING      LIFE       EXERCISE PRICE  EXERCISABLE EXERCISE PRICE
--------  -----------   -----------   --------------  ----------- --------------
$ 4-11       34,905        2.8 years       $10         34,905        $10
 12-20      164,238        4.8              19        140,509         18
 21-33      456,651        8.0              26         94,563         22
            -------                                   -------
  4-33      655,794        6.9              24        269,977         19
            =======                                   =======

      During 1996 there were 1,100 stock appreciation rights granted in tandem with qualified stock options.

      At December 31, 1997 there were no stock appreciation rights outstanding, and there were 7,721 stock appreciation rights outstanding as of December 31, 1996. These were granted in tandem with qualified stock options.

      A summary of the status of the non-qualified stock options as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:


                                         1997                    1996                     1995
                                ---------------------     ---------------------      -------------------
                                             WEIGHTED                  WEIGHTED                 WEIGHTED
                                             AVERAGE                    AVERAGE                  AVERAGE
      NON-QUALIFIED                          EXERCISE                  EXERCISE                  EXERCISE
      STOCK OPTIONS              SHARES       PRICE        SHARES        PRICE       SHARES        PRICE
     --------------             -------      --------     -------      --------      ------     --------
Outstanding at beginning
  of year ...............      334,589           $11       34,717         $17         12,893        $ 9
Granted .................       26,003            28      340,297          10         21,824         23
Exercised ...............      (67,159)            9      (40,425)          9             --         --
Forfeited ...............         (363)           22           --          --             --         --
                               -------                    -------                     ------
Outstanding at end
  of year ...............      293,070            13      334,589          11         34,717         17
                               =======                    =======                     ======
Options exercisable at
  year-end ..............      244,850                    252,458                     12,893
                               =======                    =======                     ======
Weighted-average fair
  value of options
  granted during
  the year ..............        $8.49                      $2.47                      $4.95



      The following table summarizes information about non-qualified stock options outstanding at December 31, 1997:


                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
             -----------------------------------------    ----------------------------
                           WEIGHTED-
                            AVERAGE
RANGE OF                   REMAINING      WEIGHTED-                        WEIGHTED-
EXERCISE      NUMBER      CONTRACTUAL     AVERAGE           NUMBER          AVERAGE
 PRICES     OUTSTANDING      LIFE       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------    -----------   -----------   --------------    -----------    --------------
 $ 8-9      225,023        13.0 years       $ 9             225,023          $ 9
 23-34       68,047         8.3              24              19,557           23
            -------                                         -------
  8-34      293,070        11.9              20             244,580           13
            =======                                         =======


     During 1997 and 1996, respectively, 8,715 and 9,917 stock appreciation rights were granted in tandem with non-qualified stock options. There were 28,386 and 22,806 stock appreciation rights outstanding as of December 31, 1997 and 1996, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 1997, 1996 and 1995.

            RESTRICTED
           STOCK AWARDS                            1997        1996       1995
           ------------                          --------     ------     -------
Outstanding at beginning of year ...........      83,357      74,220     58,977
Granted ....................................      43,725      33,259     33,406
Vested .....................................     (24,592)    (21,507)   (17,057)
Forfeited ..................................      (5,754)     (2,615)    (1,106)
                                                 -------     -------    -------
Outstanding at end of year .................      96,736      83,357     74,220
                                                 =======     =======    ========

     The amount of compensation costs related to restricted stock awards included in salary expense in 1997, 1996 and 1995 amounted to $529,000, $448,000 and $322,000, respectively.

INCOME TAXES (Note 13)

     Income tax expense(benefit) included in the financial statements consisted of the following:

                                                 1997        1996         1995
                                                -------     -------      ------
                                                        (IN THOUSANDS)
Income tax from operations:
Current:
 Federal ..................................    $ 30,137    $ 33,724     $ 33,784
 State ....................................       1,517       3,257        6,626
                                               --------    --------     --------
                                                 31,654      36,981       40,410
Deferred:
 Federal & State ..........................       2,532        (905)       1,133
                                               --------    --------     --------
   Total income tax from operations .......    $ 34,186    $ 36,076     $ 41,543
                                               ========    ========     ========

     The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                             1997         1996
                                                            ------       -------
                                                               (IN THOUSANDS)
Deferred tax assets:
 Allowance for possible loan losses ................       $18,716       $17,440
 State privilege year taxes ........................           311         1,011
 Non-accrual loan interest .........................           450           552
 Other .............................................         3,435         3,826
                                                           -------       -------
  Total deferred tax assets ........................        22,912        22,829
                                                           -------       -------
Deferred tax liabilities:
 Tax over book depreciation ........................         3,354         2,816
 Purchase accounting adjustments ...................           552           633
 Unearned discount on investments ..................           836           724
 Investment securities available for sale ..........         2,324           117
 Other .............................................         3,151         1,105
                                                           -------       -------
  Total deferred tax liabilities ...................        10,217         5,395
                                                           -------       -------
Net deferred tax assets ............................       $12,695       $17,434
                                                           =======       =======

     Included in shareholders' equity are income tax expense attributable to net unrealized gains on investment securities available for sale in the amounts of $2.3 million and $117 thousand for the years ended December 31, 1997 and 1996, respectively.

     A reconciliation between the reported income tax expense from operations and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:


                                                     1997        1996         1995
                                                     ----        ----         -----
                                                           (IN THOUSANDS)

Tax at statutory federal income tax rate .....     $41,712      $37,365     $37,930
Increases (decreases) resulted from:
 Tax-exempt interest, net of interest incurred
  to carry tax-exempts .......................      (3,652)      (4,531)     (4,987)
 State income tax, net of federal tax benefit        1,349        2,527       4,507
 Provision for recapture of bad debt
  deduction upon merger ......................        --           --         3,115
 Realignment of corporate entities ...........      (6,215)        --          --
 Other, net ..................................         992          715         978
                                                    -------      -------     -------
  Income tax expense ..........................     $34,186      $36,076     $41,543
                                                    =======      =======     =======



COMMITMENTS AND CONTINGENCIES (Note 14)

LEASE COMMITMENTS

      Certain bank facilities are occupied under non-cancelable long term operating leases which expire at various dates through 2047. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                   (IN THOUSANDS)

                 1998 .............................   $ 3,491
                 1999 .............................     3,190
                 2000 .............................     1,859
                 2001 .............................     1,613
                 2002 .............................     1,318
                 2003-2047 ........................     5,915
                    Total lease commitments .......   $17,386

      Net occupancy expense for 1997, 1996 and 1995 included approximately $2,223,000, $2,670,000 and $2,909,000, respectively, of rental expenses for leased bank facilities.

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

      The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1997 and 1996:

                                                      1997             1996
                                                      ----             ----
                                                         (IN THOUSANDS)

Standby and commercial letters of credit ........ $   49,959       $   37,758
Commitments under unused lines of
  credit-credit card ............................  1,074,810          961,562

Commitments under unused lines of credit-other ..    508,094          367,160

Outstanding loan commitments ....................    203,440          225,644
                                                  ----------       ----------
  Total financial instruments
    with off-balance sheet risk ................. $1,836,303       $1,592,124
                                                  ==========       ==========

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

      At December 31, 1997, VNB had commitments to sell residential mortgage loans and SBA loans totaling $9.2 million and MSI had commitments to purchase mortgage servicing rights to service approximately $635.5 million of residential mortgage loans for a purchase price of $9.6 million.

      The amounts set forth above do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. Most of VNB's lending activity is to customers within the state of New Jersey, except for automobile loans, which are to customers from 11 states, including New Jersey, and Canada.

LITIGATION

      In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

SHAREHOLDERS' EQUITY (Note 15)

CAPITAL REQUIREMENTS

      Valley is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Valley must meet specific capital guidelines that involve quantitative measures of Valley's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 1997, Valley exceeded all capital adequacy requirements to which it was subject.

      As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Valley must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      Valley's actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the following table:


                                                                        TO BE WELL CAPITALIZED
                                                                             UNDER PROMPT
                                                      MINIMUM CAPITAL    CORRECTIVE ACTION
                                         ACTUAL         REQUIREMENTS         PROVISIONS
                                     -------------    ---------------    ---------------------
                                     AMOUNT  RATIO    AMOUNT    RATIO      AMOUNT     RATIO
                                     -------------    ---------------    ---------------------
                                                        (IN THOUSANDS)
As of December 31, 1997
 Total Risk-based Capital .......  $512,761   14.1%   $290,545   8.0%     $363,182    10.0%
 Tier I Risk-based Capital ......   467,376   12.9     145,273   4.0       217,909     6.0
 Tier I Leverage Capital ........   467,376    9.2     203,749   4.0       254,686     5.0

As of December 31, 1996
 Total Risk-based Capital .......   469,253   13.5     279,019   8.0       348,774    10.0
 Tier I Risk-based Capital ......   425,626   12.2     139,510   4.0       209,265     6.0
 Tier I Leverage Capital ........   425,626    8.4     203,802   4.0       254,752     5.0



DIVIDEND RESTRICTIONS

      VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 1998 without prior approval of the OCC of up to $35,643,000 plus an amount equal to VNB's net profits for 1998 to the date of such dividend declaration.

SHARES OF COMMON STOCK

      The following table summarizes the share transactions for the three years ended December 31, 1997:

                                                                     SHARES IN
                                                  SHARES ISSUED      TREASURY
                                                  -------------      ---------
Balance, December 31, 1994 ....................    37,633,825        (121,696)
 Warrants exercised ...........................        61,108         494,674
 Effect of stock incentive plan, net ..........        11,848          82,769
 Stock dividend (5%) ..........................     1,692,925            --
 Purchase of treasury stock ...................       (34,500)       (563,160)
 Acquisition of American Union Bank ...........       274,965            --
                                                   ----------       ---------
Balance, December 31, 1995 ....................    39,640,171        (107,413)
 Stock dividend (5%) ..........................       801,620         942,994
 Effect of stock incentive plan, net ..........        21,350         100,026
 Purchase of treasury stock ...................       (13,470)     (1,207,700)
                                                   ----------       ---------
Balance, December 31, 1996 ....................    40,449,671        (272,093)
 Stock dividend (5%) ..........................     2,009,172            --
 Effect of stock incentive plan, net ..........        (5,904)        178,680
                                                   ----------       ---------
Balance, December 31, 1997 ....................    42,452,939         (93,413)
                                                   ==========       =========

TREASURY STOCK

      During 1996, Valley's Board of Directors rescinded its repurchase program after 1,207,700 shares of Valley common stock were repurchased in 1996 and 563,160 shares were repurchased in 1995. During the three year period ended December 31, 1997, Valley had reissued approximately 1,799,143 shares for a 5% stock dividend issued May 17, 1996, an expired warrant program and its employee benefit program.

      In January 1998 Valley's Board of Directors announced it had authorized the purchase of up to 1,000,000 shares of the company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Reacquired shares are expected to be held in treasury to be used for employee benefit programs.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 16)


                                                           QUARTERS ENDED 1997
                                         ------------------------------------------------------
                                           MARCH 31        JUNE 30      SEPT 30        DEC 31
                                         ------------    ----------   -----------    ----------
                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 Interest income .....................       $91,284       $91,559       $92,483       $92,992
 Interest expense ....................        39,052        38,349        39,105        39,471
 Net interest income .................        52,232        53,210        53,378        53,521
 Provision for possible loan losses ..         1,200         1,900         2,150         7,000
 Non-interest income .................        10,115        10,510        11,716         9,974
 Non-interest expense ................        29,399        30,870        30,085        32,874
 Income before income taxes ..........        31,748        30,950        32,859        23,621
 Income tax expense ..................        10,848        10,475        11,003         1,860
 Net income ..........................        20,900        20,475        21,856        21,761
 Earnings per share:
  Basic ..............................          0.50          0.48          0.52          0.51
  Diluted ............................          0.49          0.48          0.51          0.51
 Cash dividends per share ............          0.24         0.275         0.275         0.275
 Average shares outstanding:
  Basic ..............................    42,235,562    42,265,174    42,287,785    42,316,090
  Diluted ............................    42,528,864    42,569,283    42,615,068    42,710,600



                                                           QUARTERS ENDED 1996
                                         -------------------------------------------------------
                                           MARCH 31        JUNE 30      SEPT 30        DEC 31
                                         ------------    ----------   -----------    ----------
                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 Interest income .....................       $87,383       $86,864       $89,520       $89,401
 Interest expense ....................        37,961        37,907        39,207        39,758
 Net interest income .................        49,422        48,957        50,313        49,643
 Provision for possible loan losses ..           780         1,080           425         1,071
 Non-interest income .................         7,147         6,077         7,730         8,697
 Non-interest expense ................        25,635        27,342        34,614        30,125
 Income before income taxes ..........        30,154        26,612        23,004        27,144
 Income tax expense ..................        10,735         8,663         7,463         9,215
 Net income ..........................        19,419        17,949        15,541        17,929
 Earnings per share:
  Basic ..............................          0.45          0.42          0.37          0.43
  Diluted ............................          0.45          0.42          0.37          0.42
 Cash dividends per share ............          0.23          0.24          0.24          0.24
 Average shares outstanding:
  Basic ..............................    43,190,719    42,402,426    42,119,481    42,154,328
  Diluted ............................    43,512,424    42,797,127    42,457,369    42,460,472



 PARENT COMPANY INFORMATION (Note 17)

 CONDENSED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1997     1996      1995
                                                     -------   -------  --------
                                                            (IN THOUSANDS)
INCOME
 Dividends from subsidiary ........................  $49,500   $70,269   $37,783
 Interest from subsidiary .........................      550       798     1,398
 Gains on securities transactions, net ............    1,849       219     1,374
 Other interest and dividends .....................      999       261       153
                                                     -------   -------   -------
                                                      52,898    71,547    40,708
 Expenses .........................................    2,034     2,426     2,378
                                                     -------   -------   -------
 Income before income taxes and equity
  in undistributed earnings in subsidiary .........   50,864    69,121    38,330
 Income tax expense (benefit) .....................      312      (141)      672
                                                     -------   -------   -------
 Income before equity in undistributed
  earnings of subsidiary ..........................   50,552    69,262    37,658
 Equity in undistributed earnings of subsidiary ...   34,440     1,576    29,375
                                                     -------   -------   -------
 Net income .......................................  $84,992   $70,838   $67,033
                                                     =======   =======   =======


CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                    ---------------------------
                                                      1997              1996
                                                    --------           --------
                                                           (IN THOUSANDS)
ASSETS
 Cash ..........................................   $    157           $  1,600
 Interest bearing deposits with banks ..........     20,200             27,500
 Investment securities available for sale ......     28,793             10,793
 Investment in subsidiary ......................    434,678            396,880
 Other assets ..................................      4,214              5,126
                                                   --------           --------
  Total assets .................................   $488,042           $441,899
                                                   ========           ========
LIABILITIES
 Dividends payable to shareholders .............   $ 11,646           $  9,101
 Other liabilities .............................      1,037              2,414
                                                   --------           --------
  Total liabilities ............................     12,683             11,515
                                                   --------           --------
SHAREHOLDERS' EQUITY
 Common stock ..................................     23,282             22,320
 Surplus .......................................    291,600            238,541
 Retained earnings .............................    159,116            176,853
 Unrealized gain on investment
  securities available for
  sale, net of tax .............................      3,639                259
                                                   --------           --------
                                                    477,637            437,973
 Treasury stock at cost ........................     (2,278)            (7,589)
                                                   --------           --------
  Total shareholders' equity ...................    475,359            430,384
                                                   --------           --------
  Total liabilities and shareholders'
   equity ......................................   $488,042           $441,899
                                                   ========           ========


CONDENSED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                      1997        1996        1995
                                                   ---------   ---------   ---------
                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ....................................   $ 84,992    $ 70,838    $ 67,033
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Equity in undistributed earnings of subsidiary    (34,440)     (1,576)    (29,375)
  Depreciation and amortization ................        570         434         460
  Amortization of compensation costs on
   non-qualified stock
   options and restricted stock awards .........        529         448         322
  Net deferred income tax benefit ..............         89         482          51
  Net accretion of discounts ...................       (838)         --          --
  Net gains on securities transactions .........     (1,849)       (219)     (1,374)
  Net decrease (increase) in other assets ......        435        (285)         65
  Net (decrease) increase in other liabilities .     (1,513)       (391)        357
  Other ........................................         --          --       1,798
                                                   --------    --------    --------
  Net cash provided by operating activities ....     47,975      69,731      39,337
                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment
  securities available for sale ................      6,050         715       3,796
 Purchases of investment securities available
  for sale .....................................    (21,510)     (2,242)     (5,003)
 Net decrease(increase) in short-term
  investments ..................................      7,300      (1,000)      6,155
                                                   --------    --------    --------
 Net cash (used in) provided by investing
  activities ...................................     (8,160)     (2,527)      4,948
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchases of common shares added to treasury ..         --     (32,401)    (13,986)
 Dividends paid to common shareholders .........    (42,414)    (38,373)    (34,885)
 Common stock issued, net of cancellations .....      1,156         777       8,028
                                                   --------    --------    --------
 Net cash used in financing activities .........    (41,258)    (69,997)    (40,843)
                                                   --------    --------    --------
Net (decrease) increase in cash and
 cash equivalents ..............................     (1,443)     (2,793)      3,442
Cash and cash equivalents at beginning of year .      1,600       4,393         951
                                                   --------    --------    --------
Cash and cash equivalents at end of year .......   $    157    $  1,600    $  4,393
                                                   ========    ========    ========


FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 18)

      Limitations: The fair value estimates made at December 31, 1997 and 1996 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation and trust department) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

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

      Loans: Fair values are estimated by obtaining quoted market prices, when available. The fair value of other loans is estimated by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan.

      Loan servicing rights: The fair value of the rights is estimated using the present value of future cash flows and assumptions regarding prepayment estimates, cost of servicing, discount rates and loan terms. Quoted prepayment speeds from brokers are utilized to estimate prepayment assumptions and any impact on amortization. Any impairments to the value of the rights are recognized as a direct effect to amortization.

      Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for deposits of similar remaining maturity.

      Short-term borrowings: Current carrying amounts approximate estimated fair value.

      Other borrowings: The fair value is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

      The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1997 and 1996:


                                                        1997                    1996
                                            -----------------------   ------------------------
                                              CARRYING       FAIR      CARRYING        FAIR
                                               AMOUNT        VALUE      AMOUNT         VALUE
                                            -----------  ----------   ----------   -----------
                                                               (IN THOUSANDS)
Financial assets:
 Cash and due from banks ................   $  148,175   $  148,175   $  196,995   $  196,995
 Federal funds sold .....................       30,000       30,000       82,450       82,450
 Investment securities held to maturity .      161,552      163,444      255,277      257,213
 Investment securities available for sale    1,017,225    1,017,225      989,698      989,698
 Net loans ..............................    3,575,960    3,616,549    3,425,226    3,423,998
 Due from customers on acceptances
  outstanding ...........................          304          304          940          940
 Loan servicing rights ..................       13,471       15,656       12,187       14,270

Financial liabilities:
 Deposits with no stated maturity .......    2,610,926    2,610,926    2,551,039    2,551,039
 Deposits with stated maturities ........    1,792,028    1,800,059    2,016,026    2,027,242
 Short-term borrowings ..................       56,938       56,938       40,541       40,541
 Other borrowings .......................      114,012      113,790       35,071       34,134
 Bank acceptances outstanding ...........          304          304          940          940

      The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1997 and 1996 is not material.


 [KPMG Peat Marwick LLP -- Logo]


                          INDEPENDENT AUDITORS' REPORT

 KPMG Peat Marwick LLP
 Certified Public Accountants

 New Jersey Headquarters
 150 John F. Kennedy Parkway
 Short Hills, NJ 07078

 THE BOARD OF DIRECTORS AND SHAREHOLDERS
 VALLEY NATIONAL BANCORP:

      We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/S/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP


January 21, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information which will be set forth under the caption "Director Information" in the 1998 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information which will be set forth under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information which will be set forth under the captions "Certain Transactions with Management" and "Personnel and Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement is incorporated herein by reference.

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

(b) Current Reports on Form 8-K during the quarter ended December 31, 1997

    None

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3) Articles of Incorporation and Bylaws:

     A. Restated Certificate of Incorporation of the Registrant as in effect on February 12, 1997 is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1996.

     B. Amendment to the Certificate of Incorporation dated April 30, 1997 is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

     C. By-Laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the fiscal period ending December 31, 1993.

(10) Material Contracts:

     A. "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Alan Eskow, Robert Farrell, Richard Garber and Robert Mulligan are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the period ending December 31, 1994.

     B. "Change in Control Agreement" dated February 1, 1996 between Valley, VNB and Jack Blackin is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the period ending December 31, 1996.

     C. "Change in Control Agreement" dated April 15, 1996 between Valley, VNB and John Prol is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the period ending December 31, 1996.

     D. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 18, 1994 is incorporated herein by reference to the Registrant's Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1994.

     E. "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin and Peter Southway are incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

     F. "Stock Option Agreement" dated April 1, 1992 between Valley and Michael Guilfoile is incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

     G. "Split-Dollar Agreement" dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1995.

     H. "Employment Arrangement" dated June 6, 1996 between Valley, VNB and Peter Southway is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the period ending December 31, 1996.

     I. "Change in Control Agreements" and "Severance Agreements" as of January 1, 1998 between Valley, VNB and Peter Crocitto, Robert M. Meyer and Peter John Southway.

(21) List of Subsidiaries:

      (a) Subsidiary of Valley:


                                             JURISDICTION OF           PERCENTAGE OF VOTING
             NAME                             INCORPORATION       SECURITIES OWNED BY THE PARENT
             ----                            ---------------      ------------------------------
Valley National Bank (VNB)                     United States                 100%
 (b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.                    New Jersey                    100%
BNV Realty Incorporated (BNV)                  New Jersey                    100%
VN Investment, Inc.                            New Jersey                    100%
VNB Financial Advisors, Inc.                   New Jersey                    100%
GAP Realty                                     Delaware                      100%
VNB Loan Services, Inc.                        New York                      100%
VNB RSI, Inc.                                  New Jersey                    100%
VNB International Services, Inc. (ISI)         New Jersey                    100%
 (c) Subsidiary of ISI:
VNB Financial Services, Inc.                   Canada                        100%
 (d) Subsidiaries of BNV
    SAR I, Inc.                                New Jersey                    100%
    SAR II, Inc.                               New Jersey                    100%


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

                                       VALLEY NATIONAL BANCORP

                                       By  /s/ GERARD H. LIPKIN
                                         ---------------------------------------
                                             GERARD H. LIPKIN, CHAIRMAN OF
                                              THE BOARD, PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

Dated: February 27, 1998


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


     SIGNATURE                              TITLE                                  DATE
     ---------                              -----                                  ----
   /s/ GERALD H. LIPKIN            Chairman, President and Chief            February 27, 1998
--------------------------           Executive Officer and Director
     GERALD H. LIPKIN


   /s/ PETER SOUTHWAY              Vice Chairman (Principal Financial       February 27, 1998
--------------------------           Officer) and Director
     PETER SOUTHWAY



    /s/ ALAN D. ESKOW              Corporate Secretary and Senior Vice      February 27, 1998
--------------------------           President (Principal Accounting
      ALAN D. ESKOW                  Officer)


    ANDREW B. ABRAMSON*            Director                                 February 27, 1998
--------------------------
    ANDREW B. ABRAMSON


     PAMELA BRONANDER*             Director                                 February 27, 1998
--------------------------
     PAMELA BRONANDER


    JOSEPH COCCIA, JR.*            Director                                 February 27, 1998
--------------------------
    JOSEPH COCCIA, JR.


    AUSTIN C. DRUKKER*             Director                                 February 27, 1998
--------------------------
    AUSTIN C. DRUKKER


    WILLARD L. HEDDEN*             Director                                  February 27, 1998
--------------------------
    WILLARD L. HEDDEN


     GRAHAM O. JONES*              Director                                 February 27, 1998
--------------------------
     GRAHAM O. JONES


   WALTER H. JONES, III*           Director                                 February 27, 1998
--------------------------
   WALTER H. JONES, III


       GERALD KORDE*               Director                                 February 27, 1998
---------------------------
       GERALD KORDE*


     JOLEEN J. MARTIN*             Director                                 February 27, 1998
---------------------------
     JOLEEN J. MARTIN






     SIGNATURE                       TITLE                                          DATE
     ---------                       -----                                          ----

    ROBERT E. MCENTEE*             Director                                 February 27, 1998
---------------------------
    ROBERT E. MCENTEE

    WILLIAM H. MCNEAR*             Director                                 February 27, 1998
---------------------------
    WILLIAM H. MCNEAR

      SAM P. PINYUH*               Director                                 February 27, 1998
---------------------------
      SAM P. PINYUH

     ROBERT RACHESKY*              Director                                 February 27, 1998
---------------------------
     ROBERT RACHESKY

      BARNETT RUKIN*               Director                                 February 27, 1998
---------------------------
      BARNETT RUKIN

     RICHARD F. TICE*              Director                                 February 27, 1998
---------------------------
     RICHARD F. TICE

   LEONARD J. VORCHEIMER*          Director                                 February 27, 1998
---------------------------
   LEONARD J. VORCHEIMER

      JOSEPH L. VOZZA*             Director                                 February 27, 1998
---------------------------
      JOSEPH l. VOZZA


* By Gerald H. Lipkin, as attorney-in-fact.

                                  EXHIBIT INDEX

            EXHIBIT  NUMBER            EXHIBIT DESCRIPTION
            -------  ------            -------------------

                (10)I                  Change in control agreements
                                       and severance agreements --
                                       Peter Crocitto, Robert M. Meyer,
                                       Peter John Southway.

                (23)                   Consent of KPMG Peat Marwick,
                                       LLP

                (24)                   Power of Attorney

                (27)                   Financial Data Schedule