Form 10-Q
period 1998-03-31
VALLEY NATIONAL BANCORP
filed 1998-05-13
CIK 714310

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-Q

(Mark One)
   [X] Quarter Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998

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


                                      973-305-8800
                (Registrant's telephone number, including area code)


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

Common Stock (No par value), of which 52,774,216 shares were outstanding as of May 1, 1998.

                                 TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                            Page Number

Item 1.           Financial Statements
                  Consolidated Statements of Financial Condition         3
                           March 31, 1998 and December 31, 1997
                           (Unaudited)
                  Consolidated Statements of Income
                           Three Months Ended March 31, 1998 and 1997    4
                           (Unaudited)
                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1998 and 1997    5
                           (Unaudited)
                  Notes to Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations 7

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders    17

Item 5.           Other Matters                                          18

Item 6.           Exhibits and Reports on Form 8-K.                      18


SIGNATURES                                                               19

VALLEY NATIONAL BANCORP
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
($ in thousands)


                                                        March 31,   December 31,
                                                          1998         1997
Assets
Cash and due from banks                              $ 144,433      $   149,175

Federal funds sold                                      64,000           30,000
Securities held to maturity, fair value of $156,892
     and $163,444 in 1998 and 1997, respectively       154,531          161,552
Trading account securities                               1,420               --
Securities available for sale                          942,371        1,017,225
Loans                                                3,659,498        3,622,332
Less: Allowances for possible loan losses
                                                       (46,008)         (46,372)
Loans, net
                                                     3,613,490        3,575,960
Premises and equipment                                  75,843           74,553
Due from customers on acceptances outstanding              676              304
Accrued interest receivable                             28,711           29,313
Other assets
                                                        60,205           53,573
     Total assets                                  $ 5,085,680      $ 5,090,655


Liabilities
Deposits:
     Non-interest bearing deposits                 $   749,361      $   769,887

     Interest bearing:
          Savings                                    1,876,441        1,841,039
          Time                                       1,765,671        1,792,028

               Total deposits                        4,391,473        4,402,954


Federal funds purchases and securities sold under
     repurchase agreements                              15,678           32,882
Treasury tax and loan account and other short-term
     borrowings                                         31,627           24,056
Other borrowings                                       113,997          114,012
Bank acceptances outstanding                               676              304
Accrued expenses and other liabilities                  50,232           41,088

     Total liabilities                               4,603,683        4,615,296


Shareholders' Equity
Common stock, no par value, authorized 98,437,500
     shares, issued 53,059,885 shares in 1998
     and 53,066,174 in 1997                            23,282            23,282
Surplus                                               291,617           291,943
Retained earnings                                     170,541           159,116
Accumulated other comprehensive income                  4,594             3,296

                                                      490,034           477,637
Treasury stock, at cost (295,913 shares in 1998
   and 116,766 shares in 1997)                         (8,037)           (2,278)

       Total shareholders' equity                     481,997           475,359

       Total liabilities and shareholders' equity  $5,085,680      $  5,090,655


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                                         Three Months Ended
                                                               March 31,
                                                           1998          1997
Interest Income
Interest and fees on loans                              $ 74,841       $ 71,243

Interest and dividends on investment securities:
     Taxable                                              14,038         15,262
     Tax-exempt                                            2,192          2,818
     Dividends                                               460            418
Interest on federal funds sold and other short term
      investments                                          1,068          1,543

     Total interest income                                92,599         91,284

Interest Expense
Interest on deposits:
     Savings                                              10,325         10,455
     Time                                                 25,364         27,613
Interest on federal funds purchased and securities
      sold under repurchase agreements                       189            281
Interest on other short-term borrowings                      324            218
Interest on other borrowings                               1,714            485
     Total interest expense                               37,916         39,052
Net interest income                                       54,683         52,232
Provision for possible loan losses                         2,500          1,200
Net interest income after provision for possible
      loan losses                                         52,183         51,032
Non-Interest Income
Trust income                                                 340            258
Service charges on deposit accounts                        2,819          2,909
Gains on securities transactions, net                        917          1,116
Fees from loan servicing                                   1,575          1,335
Credit card fee income                                     2,523          2,896
Gains on sales of loans, net                               1,064            377
Other                                                        987          1,224
     Total non-interest income                            10,225         10,115
Non-Interest Expense
Salary expense                                            11,980         11,269
Employee benefit expense                                   2,546          2,911
FDIC insurance premiums                                      290            208
Occupancy and equipment expense                            4,559          4,461
Credit card expense                                        3,145          4,076
Amortization of intangible assets                          1,042            849
Other                                                      5,957          5,625
     Total non-interest expense                           29,519         29,399
Income before income taxes                                32,889         31,748
Income tax expense                                         9,604         10,848
Net income                                              $ 23,285      $  20,900
Earnings per share:
     Basic                                              $   0.44      $    0.40
     Diluted                                            $   0.44      $    0.39

Weighted average number of shares outstanding:
     Basic                                              52,849,419    52,794,453
     Diluted                                            53,325,153    53,161,080


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                               1998       1997
Cash flows from operating activities:
     Net income                                              $ 23,285  $ 20,900

     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                              2,638     2,626
     Amortization of compensation costs pursuant to
        long term stock incentive plan                            199       137
     Provision for possible loan losses                         2,500     1,200
     Net amortization of premiums and discounts                   518       502
     Net gains on securities transactions                        (917)   (1,116)
     Proceeds from sale of loans                               25,738     7,209
     Gain on sales of loans                                    (1,064)     (377)
     Proceeds from recoveries on previously charged-off
        loans                                                     516       413
     Net (increase)decrease in accrued interest receivable
        and other assets                                       (1,864)    1,785
     Net increase in accrued expenses and other liabilities     8,355     6,639
          Net cash provided by operating activities            59,904    39,918
Cash flows from investing activities:
     Proceeds from maturing investment securities held
          to maturity                                          10,772    18,096
     Purchases of investment securities held to maturity       (3,835)   (7,034)
     Proceeds from sales of investment securities available
          for sale                                             24,367    29,206
     Proceeds from maturing investment securities available
          for sale                                            113,073    60,544
     Purchases of investment securities available for sale    (61,511) (133,489)
     Purchases of mortgage servicing rights                    (5,068)      (13)
     Net (increase) decrease in federal funds sold and
          other short term investments                        (34,000)   37,450
     Net increase in loans made to customers                  (65,220)  (25,529)
     Purchases of premises and equipment, net of sales         (2,979)   (3,079)
     Net decrease (increase) in due from customers on
          acceptances outstanding                                (372)      167
             Net cash used in investing activities            (24,773)  (23,681)
Cash flows from financing activities:
     Net decrease in deposits                                 (11,481)  (16,178)
     Net (decrease)increase in federal funds purchased and
          other short term borrowings                          (9,633)    6,389
     Repayments of other borrowings                               (15)   (2,014)
     Net  increase (decrease) in bank acceptances outstanding     372      (167)
     Dividends paid to common shareholders                    (11,646)   (9,101)
     Addition of common shares to treasury                     (6,658)       --
     Common stock issued, net of cancellations                    188       552
             Net cash used in financing activities            (38,873)  (20,519)
Net decrease in cash and due from banks                        (3,742)   (4,282)
Cash and due from banks at January 1                          148,175   196,995
Cash and due from banks at March 31                          $144,433  $192,713
Supplemental cash flow disclosure:
     Cash paid for interest on deposits and other borrowings $ 37,735  $ 39,084
     Cash paid for federal and state income taxes                 459        86
     Transfer of Midland securities held to maturity to securities
        available for sale                                         --    39,833

See accompanying notes to consolidated financial statements.

                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Income for the three month periods ended March 31, 1998 and 1997 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1997 Annual Report to Shareholders.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5 for 4 stock split declared April 9, 1998 to Shareholders of record on May 1, 1998 to be issued May 18, 1998.

3.       Comprehensive Income

         On January 1, 1998, Valley adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement was effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material effect on Valley's financial position or results of operation.

The related tax effects to each component of comprehensive income for the three months March 31, 1998 and 1997 are as follows:


                                         Three Months Ended  Three Months Ended
                                            March 31, 1998      March 31, 1997
Net income                                     $   23,285         $   20,900

Other comprehensive income, net of tax
   Foreign currency translation adjustments            51                (73)
   Unrealized gains(losses) on  securities:
       Unrealized holding gains(losses)
         arising during period                 $    1,830         $   (6,288)
       Less:reclassification adjustment for
            gains realized in Net income              583                708
       Net unrealized gains(losses)                 1,247             (5,580)
Other comprehensive income (loss)                   1,298             (5,623)
Comprehensive income                           $   24,583         $   15,277


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary

Net income was $23.3 million, or $0.44 diluted earnings per share for the three month period ended March 31, 1998, compared with $20.9 million, or $0.40 diluted earnings per share for the same period in 1997 (per share amounts have been restated to give effect to a 5 for 4 stock split to be issued May 18, 1998). The annualized return on average assets increased to 1.85% from 1.64%, while the annualized return on average equity also increased to 19.52% from 19.34%, for the quarters ended March 31, 1998 and 1997, respectively.

The increase in net income for the quarter ended March 31, 1998, can be primarily attributed to an increase in net interest income of $2.5 million and a $1.2 million reduction in income tax expense, offset by an increase of $1.3 million in the provision for possible loan losses.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $56.0 million from $53.9 million for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, and the movement of earning assets out of the investment portfolio and into higher yielding loans. The net interest margin increased to 4.67% for the quarter ended March 31, 1998 compared to 4.46% for the same quarter in 1997.

Average interest earning assets decreased slightly in 1998 over the 1997 amount. Average loans increased by $149.5 million or 4.3% over the 1997 amount. The average rate on loans also increased from 8.31% to 8.36%. The increase in average loan volume and interest rate caused interest income on loans for 1998 to increase by $3.6 million over 1997. Offsetting this increase was a decline of $148.4 million in average investment securities or 11.6% from the amount in the portfolio during 1997.

Average interest-bearing liabilities for 1998 decreased $161.7 million or 4.1% from 1997. Average savings deposits decreased by $44.9 million or 2.5%, and average time deposits, mostly rate sensitive municipal deposits, decreased by $199.0 million or 9.5%. Average demand deposits continued to grow and increased by $48.9 million or 7.3% over 1997 balances.

The following table reflects the components of net interest income for each of the three months ended March 31, 1998 and 1997.


ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


                                       Three Months Ended March 31, 1998          Three Months Ended March 31, 1997
                                      Average                     Average           Average                     Average
                                      Balance       Interest        Rate            Balance       Interest        Rate

Assets
Interest earning assets
Loans (1) (2)                         $3,589,284  $     74,982          8.36   %    $3,439,764  $     71,425          8.31   %
Taxable investments (3)                  932,641        14,498          6.22         1,018,858        15,680          6.16
Tax-exempt investments (1)(3)            192,956         3,373          6.99           255,104         4,336          6.80
Federal funds sold and other
   short-term investments                                               5.39           119,937                        5.15
                                          79,216         1,068                                         1,543
Total interest earnings assets         4,794,097  $     93,921          7.84   %     4,833,663  $     92,984          7.69   %
Allowance for possible loan
   losses                               (46,809)                                      (46,237)
Cash and due from banks                  130,638                                       166,878
Other assets                             150,998                                       156,298
Unrealized gain (loss) on
   securities available for sale
                                           6,965                                       (2,497)
Total assets                          $5,035,889                                    $5,108,105
Liabilities and Shareholders'
   Equity
Interest bearing liabilities
Savings deposits                      $1,747,625  $     10,325          2.36   %    $1,792,488  $     10,455          2.33   %
Time deposits                          1,897,852                        5.35         2,096,869                        5.27
                                                        25,364                                        27,613
Total interest bearing deposits        3,645,477        35,689          3.92         3,889,357        38,068          3.92
Federal funds purchased and other
   short-term borrowings                  42,886           513          4.78            26,237           281          4.28
Other borrowings                         114,077                        6.01            48,583                        5.79
                                                         1,714                                           703
Total interest bearing liabilities     3,802,440                        3.99         3,964,177                        3.94
                                                        37,916                                        39,052
Demand deposits                          718,869                                       669,967
Other liabilities                         37,435                                        41,706
Shareholders' equity                     477,145                                       432,255
Total liabilities and
   shareholders' equity               $5,035,889                                    $5,108,105
Net interest income
   (tax equivalent basis)                               56,005                                        53,932
Tax equivalent adjustment
                                                       (1,322)                                       (1,700)
Net interest income                               $     54,683                                  $     52,232
Net interest rate differential                                          3.85   %                                      3.75   %
Net interest margin (4)                                                 4.67   %                                      4.46   %

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


         CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                 Three Months Ended March 31,
                                                      1998 Compared to 1997
                                                       Increase(Decrease)(2)
                                                Interest    Volume      Rate
                                                         (in thousands)
Interest income:
   Loans (1)                                     3,557        3,121        436
   Taxable investments                          (1,182)      (1,339)       157
   Tax-exempt investments(1)                      (963)      (1,083)       120
   Federal funds sold and other short term
      investments                                 (475)        (546)        71
                                                   937          153        784
Interest expense:
   Savings deposits                               (130)        (264)       134
   Time deposits                                (2,249)      (2,654)       405
   Federal funds purchased and other
      short-term borrowings                         14           (2)        16
   Other borrowings                              1,229        1,238         (9)
                                                (1,136)      (1,682)       546

Net interest income (tax equivalent basis)       2,073        1,835        238


(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for three months ended March 31, 1998 and 1997.

         NON-INTEREST INCOME

                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997

Trust income                                             $    340     $    258
Service charges on deposit accounts                         2,819        2,909
Gains on securities transactions, net                         917        1,116
Fees from loan servicing                                    1,575        1,335
Credit card fee income                                      2,523        2,896
Gains on sales of loans, net                                1,064          377
Other                                                         987        1,224
     Total                                               $ 10,225     $ 10,115



Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $9.3 million for the quarter ended March 31, 1998 compared with $9.0 million for the quarter ended March 31, 1997.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans, which increased by 18.0% from $1.3 million for the quarter ended March 31, 1997 to $1.6 million for the quarter ended March 31, 1998. This reflects the increase in the size of the serviced portfolios.

Credit card fee income declined during the quarter by $373 thousand or 12.9%. The decrease was the result of the sale of the merchant processing operation during 1997 and the reduced volume of co-branded credit card transactions.

Gains on the sales of loans were $1.1 million for the three months ended March 31, 1998 compared to $377 thousand for the three months ended March 31, 1997. The gains recorded are primarily from increased mortgage banking activity and the increased volume of SBA loans which resulted in increased sales of the guaranteed portion of SBA loans.

The significant components of other non-interest income include safe deposit rentals which totaled $225 thousand for the first quarter of 1998. Other non-interest income decreased $237 thousand to $987 thousand for the three months ended March 31, 1998 in comparison to the same period in 1997. The decrease resulted from the gain on the sale of REO property which occurred during the first quarter of 1997.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 1998 and 1997.

NON-INTEREST EXPENSE


                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                               (in thousands)

Salary expense                                           $  11,980    $  11,269
Employee benefit expense                                     2,546        2,911
FDIC insurance premiums                                        290          208
Occupancy and equipment expense                              4,559        4,461
Credit card expense                                          3,145        4,076
Amortization of intangible assets                            1,042          849
Other                                                    $   5,957    $   5,625
                                                                                        $
                                                         $  29,519    $  29,399

Non-interest expense totaled $29.5 million for the three month period ended March 31, 1998, relatively unchanged from the 1997 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $14.5 million in 1998 compared to $14.2 million in 1997. At March 31, 1998, full-time equivalent staff was 1,661 compared to 1,560 at March 31, 1997.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months end March 31, 1998 was 45.1%, one of the lowest in the industry, compared with an efficiency ratio of 47.7% for the year ended December 31, 1997 and 46.3% for the quarter ended March 31, 1997. The efficiency ratio during 1997 had been impacted by the acquisition of Midland and net expenses incurred from the credit card program that began during 1996. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The decrease in credit card expenses is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

Amortization of intangible assets increased to $1.0 million for the three months ended March 31, 1998 from $849 thousand for the same period in 1997, representing an increase of $193 thousand or 22.7%. The majority of this increase resulted from the additional amortization of purchased and originated loan servicing rights, due to growth in the serviced portfolio.

The significant components of other non-interest expense include advertising, professional fees, stationery and postage, and telephone expense which total approximately $3.2 million for the first quarter of 1998.

Income Taxes

Income tax expense as a percentage of pre-tax income was 29.2% for the three months ended March 31, 1998 compared to 34.2% for the same period in 1997. The reduction in the effective tax rate is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. The reduction in the effective tax rate is limited in duration, but may have a continued impact on some future periods.

Year 2000

Valley has established an overall plan to address system-related Year 2000 issues. The plan calls for either system modification to, or replacement of existing business systems applications. The cost of this Year 2000 compliance program related to system modifications is not expected to be material to Valley's earnings in 1998 or thereafter. Such costs will be charged to expense as incurred. As of March 31, 1998, Valley anticipates that substantially all of the remaining work under this program, including the testing of critical systems, which will be initially completed by the end of 1998, with further testing to be performed during 1999.

Valley continues to bear some risk related to the Year 2000 issues and could be adversely affected, if other entities (i.e., vendors) not affiliated with Valley do not appropriately address their own Year 2000 compliance issues.


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

The total negative gap repricing within 1 year as of March 31, 1997 is $(277.5) million or (0.85:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. At March 31, 1998, liquid assets amounted to $1.2 billion, unchanged from December 31, 1997. This represents 24.7 % and 25.6% of earning assets, and
23.4  and  24.3%  of  total  assets  at  March  31,  1998  and  year-end   1997,
respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.18 billion and $3.25 billion for the three months ended March 31, 1998 and year ended December 31, 1997, respectively, representing 66.3% and 67.4% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of March 31, 1998, Valley had outstanding advances of $113.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. During the three months ended March 31, 1998 proceeds from the sales of investment securities available for sale were $24.4 million, proceeds of $123.8 million were generated from investment maturities, and purchases of investment securities were $65.3 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $507.4 million and $592.0 million, on average, for the three months ended March 31, 1998 and year ending December 31, 1997, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

As of March 31, 1998, Valley had $942 million of securities available for sale compared with $1.0 billion at December 31, 1997. Those securities are recorded at their fair value on an aggregate basis. As of March 31, 1998, the investment securities available for sale had an unrealized gain of $4.9 million, net of deferred taxes, compared to an unrealized gain of $3.6 million, net of deferred taxes, at December 31, 1997. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of March 31, 1998, total loans were $3.7 billion, compared to $3.6 billion at December 31, 1997, an increase of 1.0%.

The following table reflects the composition of the loan portfolio as of March 31, 1998 and December 31, 1997.


LOAN PORTFOLIO

                                                      March 31,    December 31,
                                                        1998           1997
Commercial                                           $  471,917     $  450,015
Total commercial loans                                  471,917        450,015

Construction                                             92,327         80,923
Residential mortgage                                    919,208        929,525
Commercial mortgage                                     841,897        828,324
     Total mortgage loans                             1,853,432      1,838,772

Home equity                                             163,957        168,888
Credit card                                             115,436        145,485
Automobile                                              967,665        930,247
Other consumer                                           87,091         88,925
    Total consumer loans                              1,334,149      1,333,545

  Loans                                             $ 3,659,498    $ 3,622,332

As a percent of total loans:
Commercial loans                                           12.9%          12.4%
Mortgage loans                                             50.7           50.8
Consumer loans                                             36.4           36.8
  Total loans                                            100.00%        100.00%
                                                                                         100.0

Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non-performing assets continued to decrease, and totaled $8.1 million at March 31, 1998, compared with $9.5 million at December 31, 1997, a decrease of $1.4 million or 15.1%. Non-performing assets at March 31, 1998 and December 31, 1997, respectively, amounted to 0.22% and 0.26% of loans and OREO.

Loans 90 days or more past due and not included in the non-performing category totaled $15.5 million at March 31, 1998, compared to $16.4 million at December 31, 1997. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.5 million and $2.0 million at March 31, 1998 and December 31, 1997, respectively.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY


                                                March 31,          December 31,
                                                  1998                 1997


Loans past due in excess of 90 days and
     still accruing                             $ 15,519             $ 16,351
Non-accrual loans                               $  5,654             $  7,307
Other real estate owned                            2,398                2,178
  Total non-performing assets                   $  8,052             $  9,485
Troubled debt restructured loans                $  5,219             $  5,248
Non-performing loans as a % of loans                0.15%                0.20%
Non-performing assets as a % of loans plus
     other real estate owed                         0.22%                0.26%
Allowance as a % of loans                           1.26%                1.28%
Allowance as a % of non-performing assets            571%                 489%



At March 31, 1998 the allowance for loan losses amounted to $46.0 million or 1.26% of loans, as compared to $46.4 million or 1.28% at year-end 1997.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $2.9 million for the three months ended March 31, 1998 compared with $1.3 million for the three months ended March 31, 1997.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At March 31, 1998, shareholders' equity totaled $482.0 million or 9.5% of total assets, compared with $475.4 million or 9.3% at year-end 1997. Valley has achieved steady internal capital generation throughout the past five years.

In January 1998 Valley's Board of Directors announced it had authorized the purchase of up to 1,000,000 shares of the company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Reacquired shares are expected to be held in treasury to be used for employee benefit programs. Approximately 220,000 shares of Valley common stock were repurchased during the first quarter of 1998.

Included in shareholders equity at March 31, 1998 was a $4.9 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $3.6 million at December 31, 1997. Also included in shareholders equity at March 31, 1998 is a translation adjustment of ($292) thousand related to the Canadian subsidiary of Valley National Bank.

Valley's capital position at March 31, 1998 under risk-based capital guidelines was $472.4 million, or 12.8% of risk-weighted assets, for Tier 1 capital and $518.4 million, or 14.0% for Total risked-based capital. The comparable ratios at December 31, 1997 were 12.9% for Tier 1 capital and 14.1% for Total risk-based capital. Valley's ratios at March 31, 1998 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At March 31, 1998 and December 31, 1997, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.4% and 9.2%, respectively.

Book value per share amounted to $9.14 at March 31, 1998 compared with $8.98 per share at December 31, 1997.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 49.9% for the three month period ended March 31, 1998, compared to 51.9% for the three month period ended March 31, 1997. Cash dividends declared amounted to $0.275 per share for the quarter ended March 31, 1998 equivalent to a dividend payout ratio of 50.1%, compared to 48.1% for the same quarter in 1997. Valley declared a five for four stock split on April 9, 1998 to shareholders of record on May 1, 1998, to be issued May 18, 1998. The annual dividend rate will be increased from $0.88 per share on an after split basis to $1.00 per share. The cash dividend increase will be payable quarterly beginning on July 1, 1998. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


Recent Accounting Pronouncement

In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. The adoption is not expected to materially affect the financial statements. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

       a) On April 9, 1998 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 19 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.


         Name                        Number of Votes For         Withheld

         Andrew B. Abramson             33,027,024               205,457

         Pamela Bronander               33,150,872                81,614

         Joseph Coccia, Jr.             33,154,879                77,606

         Austin C. Drukker              33,156,524                75,960

         Willard L. Hedden              33,154,598                77,888

         Graham O. Jones                33,155,772                76,713

         Walter H. Jones, III           33,155,745                76,740

         Gerald Korde                   33,155,056                77,429

         Gerald H. Lipkin               33,151,284                81,201

         Joleen Martin                  33,156,631                75,854

         Robert E. McEntee              33,156,631                75,854

         William McNear                 33,152,876                79,609

         Sam P. Pinyuh                  33,147,170                85,315

         Robert Rachesky                33,156,524                75,960

         Barnett Rukin                  33,152,460                80,025

         Peter Southway                 33,096,081               136,405

         Richard F. Tice                33,144,049                88,436

         Leonard Vorcheimer             33,156,249                76,237

         Joseph L. Vozza                33,151,287                81,198

Item 5.  Other Matters

       a) The Board of Directors approved a five for four stock split on April 9, 1998. The new stock will be issued May 18,1998 to shareholders of record as of May 1, 1998.


Item 6.   Exhibits and Reports on Form 8-K

       a) Exhibits

          (3)  Article of Incorporation and Bylaws

               Amendment to the Certificate of Incorporation of the Registrant dated May 1, 1998

          (10) Material Contracts

               "Change in Control Agreement" dated January 1, 1998 between Valley, VNB and Alan D. Lipsky.

          (27) Financial Data Schedule


       b) Reports on Form 8-K

          1) Filed January 23, 1998 to report the authorization by the Board of Directors to purchase up to 1,000,000 shares of its outstanding common stock to be used for employee benefit programs.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   VALLEY NATIONAL BANCORP
                                   (Registrant)



   Date: May 14,  1998

                                   /s/PETER SOUTHWAY
                                   VICE CHAIRMAN





   Date: May 14, 1998

                                   /s/ ALAN D. ESKOW
                                   SENIOR VICE PRESIDENT
                                   FINANCIAL ADMINISTRATION

                                                                   Exhibit (3)

                                  AMENDMENT
                                   TO THE
                          CERTIFICATE OF INCORPORATION
                                     OF
                            VALLEY NATIONAL BANCORP


          Valley National Bancorp, a New Jersey corporation, pursuant to N.J.S.A. 14A:7-15.1 and Section 9.2(2), does hereby certify as follows:

                  (a) The name of the corporation is: Valley National Bancorp (the "Corporation").

                  (b) A twenty-five percent (25%) stock split was declared by the Corporation on April 9, 1998, pursuant to which one share of Common Stock, no par value, will be distributed for each four shares of Common Stock, no par value, held by shareholders on the record date of May l, 1998, effective May 18, 1998. A resolution approving the share division was adopted by the Board of Directors of the Corporation at its regular meeting held on the 9th day of April, 1998.

                  (c) The share division will not adversely affect the rights or preferences of the holders of outstanding shares and will not result in the percentage of authorized shares that remains unissued after the share division exceeding the percentage of authorized shares that was unissued before the share division.

                  (d) There were issued and outstanding, as of the record date of May l, 1998, 42,219,308 shares of Common Stock without par value which are the shares subject to the share division. As a result of the share division, in which one share will be issued for every four shares issued and outstanding, those 42,219,308 will be divided into 52,774,135 shares issued and outstanding.

                  (e) The Corporation is hereby amending its certificate of incorporation in connection with the share division as follows:

                  The existing "Article V" is deleted in its entirety. In lieu thereof, the following Article V is added to the certificate of incorporation:

                  "The Corporation is authorized to issue 98,437,500 shares of
common   stock  without  nominal  or par value."

                  (f) The share division and amendment are to become effective as of May 18, 1998.

                  IN WITNESS WHEREOF, Gerald H. Lipkin, Chairman, President, and
Chief  Executive  Officer  of  Valley  National   Bancorp,   has  executed  this
Certificate on behalf of Valley National Bancorp on this lst day of May, 1998.

                                            VALLEY NATIONAL BANCORP

                                            By /s/ Gerald H. Lipkin
                                            Gerald H. Lipkin,
                                            Chairman,President and
                                            Chief Executive Officer

                                                                   Exhibit (10)

                             CHANGE-IN-CONTROL AGREEMENT
                                  (ALAN D. LIPSKY)


                  THIS EMPLOYMENT AGREEMENT (the "Agreement"), is made as of this 1st day of January, 1998, among VALLEY NATIONAL BANK ("Bank"), a national banking association with its principal office at 1455 Valley Road, Wayne, New Jersey, VALLEY NATIONAL BANCORP ("Valley"), a New Jersey Corporation which maintains its principal office at 1455 Valley Road, Wayne, New Jersey (Valley and the Bank collectively are the "Company") and ALAN D. LIPSKY (the "Executive").

                                     BACKGROUND

                WHEREAS, the Executive has been continuously employed by the Bank for at least three full years;

                WHEREAS, the Executive throughout his tenure has worked diligently in his position in the business of the Bank and Valley;

                WHEREAS, the Board of Directors of the Bank and Valley believe that the future services of the Executive are of great value to the Bank and Valley and that it is important for the growth and development of the Bank that the Executive continue in his position;

                WHEREAS, if the Company receives any proposal from a third person concerning a possible business combination with, or acquisition of equities securities of, the Company, the Board of Directors of the Company (the "Board") believes it is imperative that the Company and the Board be able to rely upon the Executive to continue in his position, and that they be able to receive and rely upon his advice, if they request it, as to the best interests of the Company and its shareholders, without concern that the Executive might be distracted by the personal uncertainties and risks created by such a proposal;

                  WHEREAS, to achieve that goal, and to retain the Executive's services prior to any such activity, the Board of Directors and the Executive have agreed to enter into this Agreement to govern the Executive's termination benefits in the event of a Change in Control of the Company, as hereinafter defined.

                  NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Executive and the availability of his advice and counsel notwithstanding the possibility, threat or occurrence of a bid to take over control of the Company, and to induce the Executive to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby agree as follows:

                           Definitions

     a. Base Salary. "Base Salary", as used in Section 9 hereof, means the annual cash base salary (excluding any bonus and the value of any fringe benefits) paid to the Executive at the time of the termination of employment unless such amount has been reduced after a Change in Control, in which case such amount shall be the highest base salary in effect during the 18 months prior to the Change in Control.

     b. Cause. For purposes of this Agreement "Cause" with respect to the termination by the Company of Executive's employment shall mean (i) willful and continued failure by the Executive to perform his duties for the Company under this Agreement after at least one warning in writing from the Company's Board of Directors identifying specifically any such failure; (ii) the willful engaging by the Executive in misconduct which causes material injury to the Company as specified in a written notice to the Executive from the Board of Directors; or
(iii) conviction of a crime, other than a traffic violation, habitual drunkenness, drug abuse, or excessive absenteeism other than for illness, after a warning (with respect to drunkenness or absenteeism only) in writing from the Board of Directors to refrain from such behavior. No act or failure to act on the part of the Executive shall be considered willful unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the action or omission was in the best interest of the Company.

     c. Change in Control. "Change in Control" means any of the following events: (i) when Valley or a Subsidiary acquires actual knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act), other than an affiliate of Valley or a Subsidiary or an employee benefit plan established or maintained by Valley, a Subsidiary or any of their respective affiliates, is or becomes the beneficial owner (as defined in Rule 13d-3 of the Exchange Act) directly or indirectly, of securities of Valley representing more than twenty-five percent (25%) of the combined voting power of Valley's then outstanding securities (a "Control Person"),
(ii) upon the first purchase of Valley's common stock pursuant to a tender or exchange offer (other than a tender or exchange offer made by Valley, a Subsidiary or an employee benefit plan established or maintained by Valley, a Subsidiary or any of their respective affiliates), (iii) upon the approval by Valley's stockholders of (A) a merger or consolidation of Valley with or into another corporation (other than a merger or consolidation which is approved by at least two-thirds of the Continuing Directors (as hereinafter defined) or the definitive agreement for which provides that at least two-thirds of the directors of the surviving or resulting corporation immediately after the transaction are Continuing Directors (in either case, a "Non-Control Transaction")), (B) a sale or disposition of all or substantially all of Valley's assets or (C) a plan of liquidation or dissolution of Valley,
(iv) if during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board (the "Continuing Directors") cease for any reason to constitute at least two-thirds thereof or, following a Non-Control Transaction, two-thirds of the board of directors of the surviving or resulting corporation; provided that any individual whose election or nomination for election as a member of the Board (or, following a Non-Control Transaction, the board of directors of the surviving or resulting corporation) was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director, or (v) upon a sale of (A) common stock of the Bank if after such sale any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) other than Valley, an employee benefit plan established or maintained by Valley or a Subsidiary, or an affiliate of Valley or a Subsidiary, owns a majority of the Bank's common stock or (B) all or substantially all of the Bank's assets (other than in the ordinary course of business). No person shall be considered a Control Person for purposes of clause (i) above if (A) such person is or becomes the beneficial owner, directly or indirectly, of more than ten percent (10%) but less than twenty-five percent (25%) of the combined voting power of Valley's then outstanding securities if the acquisition of all voting securities in excess of ten percent (10%) was approved in advance by a majority of the Continuing Directors then in office or (B) such person acquires in excess of ten percent (10%) of the combined voting power of Valley's then outstanding voting securities in violation of law and by order of a court of competent jurisdiction, settlement or otherwise, disposes or is required to dispose of all securities acquired in violation of law. d. Continuously Employed. "Continuously employed", as used in
Section 9, means continuously employed by the Bank but excludes any period of employment by a bank or financial institution acquired by or merged into the Bank and excludes any period of employment by the Bank if such period is separated from the current employment with the Bank by a break in service (other a break in service resulting solely from illness, disability or family leave).
e. Contract Period. "Contract Period" shall mean the period commencing the day immediately preceding a Change in Control and ending on the earlier of (i) the third anniversary of the Change in Control or (ii) the date the Executive would attain age 65 or (iii) the death of the Executive. For the purpose of this Agreement, a Change in Control shall be deemed to have occurred at the date specified in the definition of Change-in-Control. f. Exchange Act. "Exchange Act" means the Securities Exchange Act of 1934, as amended. g. Good Reason. When used with reference to a voluntary termination by Executive of his employment with the Company, "Good Reason" shall mean any of the following, if taken without Executive's express written consent:

          (1) The assignment to Executive of any duties inconsistent with, or the reduction of powers or functions associated with, Executive's position, title, duties, responsibilities and status with the Company immediately prior to a Change in Control; any removal of Executive from, or any failure to re-elect Executive to, any position(s) or office(s) Executive held immediately prior to such Change in Control. A change in title or positions resulting merely from a merger of the Company into or with another bank or company which does not downgrade in any way the Executive's powers, duties and responsibilities shall not meet the requirements of this paragraph;

          (2) A reduction by the Company in Executive's annual base compensation as in effect immediately prior to a Change in Control or the failure to award Executive annual increases in accordance herewith;

          (3) A failure  by the  Company  to
continue any bonus plan in which Executive participated immediately prior to the Change in control or a failure by the Company to continue Executive as a participant in such plan on at least the same basis as Executive participated in such plan prior to the Change in Control;

          (4) The Company's transfer of Executive to another geographic location outside of New Jersey or more than 25 miles from his present office location, except for required travel on the Company's business to an extent substantially consistent with Executive's business travel obligations immediately prior to such Change in Control;

          (5) The failure by the Company to continue in effect any employee benefit plan, program or arrangement (including, without limitation the Company's retirement plan, benefit equalization plan, life insurance plan, health and accident plan, disability plan, deferred compensation plan or long term stock incentive plan) in which Executive is participating immediately prior to a Change in Control (except that the Company may
institute  or  continue  plans,   programs  or arrangements  providing
Executive with substantially similar benefits); the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under, any of such plans, programs or arrangements; the failure to continue, or the taking of any action which would deprive Executive, of any material fringe benefit enjoyed by Executive immediately prior to such Change in Control; or the failure by the Company to provide Executive with the number of paid vacation days to which Executive was entitled immediately prior to such Change in Control;

          (6) The failure by the Company to obtain an assumption in writing of the obligations of the Company to perform this Agreement by any successor to the Company and to provide such assumption to the Executive prior to any Change in Control; or

          (7) Any purported termination of Executive's employment by the Company during the term of this Agreement which is not effected pursuant to all of the requirements of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.

     h.  Pro-rata  Bonus Amount.  "Pro-rata  Bonus Amount",  as used in
Section 9, means an amount equal to a "portion" of the highest cash bonus paid to the Executive in the three calendar years immediately prior to the Change in Control. The "portion" of such cash bonus shall be a fraction, the numerator of which is the number of calendar months or part thereof which the Executive has worked in the calendar year in which the termination occurs and the denominator of which is 12.

     i. Subsidiary. "Subsidiary" means any corporation in an unbroken chain of corporations, beginning with Valley if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

  2. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby accepts employment, during the Contract Period upon the terms and conditions set forth herein.

  3. Position. During the Contract Period the Executive shall be employed as a First Senior Vice President of the Bank, or such other corporate or divisional profit center as shall then be the principal successor to the business, assets and properties of the Company, with substantially the same title and the same duties and responsibilities as before the Change in Control.
The Executive shall devote his full time and attention to the business of the Company, and shall not during the Contract Period be engaged in any other business activity. This paragraph shall not be construed as preventing the Executive from managing any investments of his which do not require any service on his part in the operation of such investments.

  4. Cash Compensation. The Company shall pay to the Executive compensation for his services during the Contract Period as follows:

     a. Base Salary. A base annual salary equal to the annual salary in effect as of the Change in Control. The annual salary shall be payable in installments in accordance with the Company's usual payroll method.

     b. Annual Bonus. An annual cash bonus equal to at least the average of the bonuses paid to the Executive in the three years prior to the Change in Control. The bonus shall be payable at the time and in the manner which the Company paid such bonuses prior to the Change in Control.

     c. Annual Review. The Board of Directors of the Company during the Contract Period shall review annually, or at more frequent intervals which the Board determines is appropriate, the Executive's compensation and shall award him additional compensation to reflect the Executive's performance, the performance of the Company and competitive compensation levels, all as determined in the discretion of the Board of Directors.

  5. Expenses and Fringe Benefits.

     a. Expenses. During the Contract Period, the Executive shall be entitled to reimbursement for all business expenses incurred by him with respect to the business of the Company in the same manner and to the same extent as such expenses were previously reimbursed to him immediately prior to the Change in Control.

     b. Club Membership and Automobile. If prior to the Change in Control, the Executive was entitled to membership in a country club and/or the use of an automobile, he shall be entitled to the same membership and/or use of an automobile at least comparable to the automobile provided to him prior to the Change in Control.

     c. Other Benefits. The Executive also shall be entitled to vacations and sick days, in accordance with the practices and procedures of the Company, as such existed immediately prior to the Change in Control. During the Contract Period, the Executive also shall be entitled to hospital, health, medical and life insurance, and any other benefits enjoyed, from time to time, by senior officers of the Company, all upon terms as favorable as those enjoyed by other senior officers of the Company. Notwithstanding anything in this paragraph 5(d) to the contrary, if the Company adopts any change in the benefits provided for senior officers of the Company, and such policy is uniformly applied to all officers of the Company (and any successor or acquiror of the Company, if any), including the chief executive officer of such entities, then no such change shall be deemed to be contrary to this paragraph.

  6. Termination for Cause. The Company shall have the right to terminate the Executive for Cause, upon written notice to him of the termination which notice shall specify the reasons for the termination. In the event of termination for Cause the Executive shall not be entitled to any further benefits under this Agreement.

  7. Disability. During the Contract Period if the Executive becomes permanently disabled, or is unable to perform his duties hereunder for 4 consecutive months in any 12 month period, the Company may terminate the employment of the Executive. In such event, the Executive shall not be entitled to any further benefits under this Agreement.

  8. Death Benefits. Upon the Executive's death during the Contract Period, his estate shall not be entitled to any further benefits under this Agreement.

  9. Termination  Without  Cause or  Resignation  for Good  Reason.  The
Company may terminate the Executive without Cause during the Contract Period by written notice to the Executive providing four weeks notice. The Executive may resign for Good Reason during the Contract Period upon four weeks' written notice to the Company specifying facts and circumstances claimed to support the Good Reason. The Executive shall be entitled to give a Notice of Termination that his or her employment is being terminated for Good Reason at any time during the Contract Period, not later than twelve months after any occurrence of an event stated to constitute Good Reason. If the Company terminates the Executive's employment during the Contract Period without Cause or if the Executive Resigns for Good Reason, the Company shall, subject to section 12 hereof:

     a. Within 20 business days of the termination of employment pay the Executive a lump sum equal to: (i), if the Executive has been continuously employed by the Bank for 6 full years or more, two (2) years of Base Salary plus a Pro-rata Bonus Amount or (ii), if the Executive has been continuously employed by the Bank for less than 6 full years, then one (1) year of Base Salary plus a Pro-rata Bonus Amount; and

     b. Continue to provide the Executive during the remainder of the Contract Period with health, hospitalization and medical insurance, as were provided at the time of the termination of his employment with the Company, at the Company's cost.

                  The Executive shall not have a duty to mitigate the damages suffered by him in connection with the termination by the Company of his employment without Cause or a resignation for Good Reason during the Contract Period. If the Company fails to pay the Executive the lump sum amount due him hereunder or to provide him with the health, hospitalization and medical insurance benefits due under this section, the Executive, after giving 10 days' written notice to the Company identifying the Company's failure, shall be entitled to recover from the Company all of his reasonable legal fees and expenses incurred in connection with his enforcement against the Company of the terms of this Agreement. The Executive shall be denied payment of his legal fees and expenses only if a court finds that the Executive sought payment of such fees without reasonable cause.

  10. Resignation Without Good Reason. The Executive shall be entitled to resign from the employment of the Company at any time during the Contact
Period without Good Reason, but upon such resignation the Executive shall not be entitled to any additional compensation for the time after which he ceases to be employed by the Company, and shall not be entitled to any of the other benefits provided hereunder. No such resignation shall be effective unless in writing with four weeks' notice thereof.

  11.   Non-Disclosure of Confidential Information.

        a. Non-Disclosure of Confidential Information. Except in the course of his employment with the Company and in the pursuit of the business of the Company or any of its subsidiaries or affiliates, the Executive shall not, at any time during or following the Contract Period, disclose or use, any confidential information or proprietary data of the Company or any of its subsidiaries or affiliates. The Executive agrees that, among other things, all information concerning the identity of and the Company's relations with its customers is confidential information.

        b. Specific Performance. Executive agrees that the Company does not have an adequate remedy at law for the breach of this section and agrees that he shall be subject to injunctive relief and equitable remedies as a result of the breach of this section. The invalidity or unenforceability of any provision of this Agreement shall not affect the force and effect of the remaining valid portions.

        c.  Survival.   This  section  shall  survive  the termination of the
Executive's  employment  hereunder and the expiration of this Agreement.

  12. Certain Reduction of Payments by the Company.

      a. Anything in this Agreement to the contrary notwithstanding, prior to the payment of any lump sum amount payable hereunder, the certified public accountants of the Company immediately prior to a Change of Control
(the "Certified Public Accountants) shall determine as promptly as practical and in any event within 20 business days following the termination of employment of Executive whether any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise)
(a   "Payment")   would  more  likely  than  not  be nondeductible by the
Company for Federal income purposes because of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and if it is then the aggregate present value of amounts payable or distributable to or for the benefit of Executive pursuant to this Agreement (such payments or distributions pursuant to this Agreement are thereinafter referred to as "Agreement Payments") shall be reduced (but not below zero) to the reduced Amount. For purposes of this paragraph, the "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of said Section 280G of the Code.

     b. If under paragraph (a) of this section the Certified Public
Accountants determine that any Payment would more likely than not be nondeductible by the Company because of Section 280G of the Code, the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Executive may then elect, in his sole discretion, which and how much of the Agreement Payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments equals the Reduced Amount), and shall advise the Company in writing of his election within 20 business days of his receipt of notice. If no such election is made by the Executive within such 20-day period, the Company may elect which and how much of the Agreement Payments shall be eliminated or reduced (as long as after such election the Aggregate present Value of the Agreement Payments equals the Reduced Amount) and shall notify the Executive promptly of such election. For purposes of this paragraph, present Value shall be determined in accordance with Section
280G(d)(4) of the Code. All determinations made by the Certified Public Accountants shall be binding upon the Company and Executive shall be made within 20 business days of a termination of employment of Executive. With the consent of the Executive, the Company may suspend part or all of the lump sum payment due under Section 9 hereof and any other payments due to the Executive hereunder until the Certified Public Accountants finish the determination and the Executive (or the Company, as the case may be) elect how to reduce the Agreement Payments, if necessary. As promptly as practicable following such determination and the elections hereunder, the Company shall pay to or distribute to or for the benefit of Executive such amounts as are then due to Executive under this Agreement and shall promptly pay to or distribute for the benefit of Executive in the future such amounts as become due to Executive under this Agreement.

     c. As a result of the uncertainty in the application of Section 280G of the Code, it is possible that Agreement Payments may have been made by the Company which should not have been made ("Overpayment") or that additional Agreement Payments which will have not been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculation of the Reduced Amount hereunder. In the event that the Certified Public Accountants, based upon the assertion of a deficiency by the Internal Revenue Service against the Company or Executive which said Certified Public Accountants believe has a high probability of success, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Executive which Executive shall repay to the Company together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code; provided, however, that no amount shall be payable by Executive to the Company in and for the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Certified Public Accountants, based upon controlling precedent, determine that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

  13. Term and Effect Prior to Change in Control.

      a. Term. Except as otherwise provided for hereunder, this Agreement shall commence on the date hereof and shall remain in effect for a period of 2 years from the date hereof (the "Initial Term") or until the end of the Contract Period, whichever is later. The Initial Term shall be automatically extended for an additional one year period on the anniversary date hereof (so that the Initial Term is always 2 years) unless, prior to a Change in Control, the Chief Executive Officer of the Bank notifies the Executive in writing at any time that the Contract is not so extended, in which case the Initial Term shall end upon the later of (i) 2 years after the date hereof, or (ii) nine
months after the  date  of  such   written   notice.  Notwithstanding  anything
to the contrary contained herein, the Initial Term shall cease when the Executive attains age 65.

      b. No Effect Prior to Change in Control. This Agreement shall not effect any rights of the Company to terminate the Executive prior to a Change in Control or any rights of the Executive granted in any other agreement or contract or plan with the Company. The rights, duties and benefits provided hereunder shall only become effective upon and after a Change in Control.
If the full-time employment of the Executive by the Company is ended for any reason prior to a Change in Control, this Agreement shall thereafter be of no further force and effect.

     14. Severance Compensation and Benefits Not in Derogation of Other Benefits. Anything to the contrary herein contained notwithstanding, the payment or obligation to pay any monies, or granting of any benefits, rights or privileges to Executive as provided in this Agreement shall not be in lieu or derogation of the rights and privileges that the Executive now has or will have under any plans or programs of or agreements with the Company, except that if the Executive received any payment hereunder, he shall not be entitled to any payment under the Company's severance policy for officers and directors.

     15. Miscellaneous. This Agreement is the joint and several obligation of the Bank and Valley. The terms of this Agreement shall be governed by, and interpreted and construed in accordance with the provisions of, the laws of New Jersey. This Agreement supersedes all prior agreements and understandings with respect to the matters covered hereby, including expressly any prior agreement with the Company concerning change in control benefits. The amendment or termination of this Agreement may be made only in a writing executed by the Company and the Executive, and no amendment or termination of this Agreement shall be effective unless and until made in such a writing. This Agreement shall be binding upon any successor (whether direct or indirect, by purchase, merge, consolidation, liquidation or otherwise) to all or substantially all of the assets of the Company. This Agreement is personal to the Executive and the Executive may not assign any of his rights or duties hereunder but this Agreement shall be enforceable by the Executive's legal representatives, executors or administrators. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

                  IN WITNESS WHEREOF, Valley National Bank and Valley National Bancorp each have caused this Agreement to be signed by their duly authorized representatives pursuant to the authority of their Boards of Directors, and the Executive has personally executed this Agreement, all as of the day and year first written above.


ATTEST:                                VALLEY NATIONAL BANCORP


/s/ Alan D. Eskow                      By: /s/ Robert E. McEntee
Alan D. Eskow, Secretary               Robert E. McEntee, Chairman, Personnel
                                       and Compensation Committee


ATTEST:                                VALLEY NATIONAL BANK


/s/ Alan D. Eskow                      By: /s/ Robert E. McEntee
Alan D. Secretary                      Robert E. McEntee, Chairman, Personnel
                                       and Compensation Committee

WITNESS:

/s/ Peter Verbout                     /s/ Alan D. Lipsky
                                      Alan D. Lipsky, Executive


                                      Executive Seniority date from Rock
                                      Bank Acquisition: 1/3/78.

                                      Date of Acquisition of Rock Bank:  12/1/94