Form 10-Q
period 1998-06-30
VALLEY NATIONAL BANCORP
filed 1998-08-14
CIK 714310

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]   Quarter Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Period Ended June 30, 1998

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

Common Stock (No par value), of which 52,789,345 shares were outstanding as of August 3, 1998.

                                 TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION     .................................Page Number

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition (Unaudited)...
              June 30, 1998 and December 31, 1997........................3

         Consolidated Statements of Income (Unaudited)
              Six and Three Months Ended June 30, 1998 and 1997..........4

         Consolidated Statements of Cash Flows
              Six  Months Ended June 30, 1998 and 1997 (Unaudited).......5

         Notes to Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis of...................
              Financial Condition and Results of Operations..............8

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................  ......20


SIGNATURES                                   ......... .................21

VALLEY NATIONAL BANCORP
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
($ in thousands)


                                                      June 30,      December 31,
                                                       1998            1997
Assets
Cash and due from banks                             $ 147,181        $  148,175
Federal funds sold                                     66,000            30,000
Securities held to maturity, fair value of $152,680
     and $163,444 in 1998 and 1997, respectively      150,788           161,552
Trading account securities                              1,444                --
Securities available for sale                         932,802         1,017,225
Loans                                               3,660,509         3,605,681
Loans held for sale                                    19,685            16,651
Less: Allowance for possible loan losses              (46,600)          (46,372)
Loans, net                                          3,633,594         3,575,960
Premises and equipment                                 75,393            74,553
Due from customers on acceptances outstanding             685               304
Accrued interest receivable                            27,982            29,313
Other assets                                           61,273            53,573
     Total assets                                  $5,097,142        $5,090,655

Liabilities
Deposits:
     Non-interest bearing deposits                 $  768,424        $  769,887
     Interest bearing:
          Savings                                   1,861,385         1,841,039
          Time                                      1,746,894         1,792,028
               Total deposits                       4,376,703         4,402,954
Federal funds purchased and securities sold under
     repurchase agreements                             23,553            32,882
Treasury tax and loan account and other short-term
     borrowings                                        50,570            24,056
Other borrowings                                      107,982           114,012
Bank acceptances outstanding                              685               304
Accrued expenses and other liabilities                 45,195            41,088
     Total liabilities                              4,604,688         4,615,296

Shareholders' Equity
Common stock, no par value, authorized 98,437,500
      shares, issued 53,052,614 shares in 1998
      and 53,066,174 in 1997                           23,283            23,282
Surplus                                               291,494           291,943
Retained earnings                                     181,645           159,116
Accumulated other comprehensive income                  3,505             3,296
                                                      499,927           477,637
Treasury stock, at cost (267,909 shares in 1998
   and 116,766 shares in 1997)                         (7,473)           (2,278)
       Total shareholders' equity                     492,454           475,359
       Total liabilities and shareholders' equity  $5,097,142        $5,090,655

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                            Six Months Ended  Three Months Ended
                                                  June 30,           June 30,
                                           1998       1997      1998       1997
Interest Income
Interest and fees on loans             $150,311   $143,510  $  75,562  $ 72,267
Interest and dividends on  investment
 securities:
     Taxable                             27,399     30,895     13,361    15,633
     Tax-exempt                           4,264      5,487      2,072     2,669
     Dividends                              902        781        441       363
Interest on federal funds sold and other
     short term investments               2,164      2,170      1,096       627
     Total interest income              185,040    182,843     92,532    91,559
Interest Expense
Interest on deposits:
     Savings                             20,769     21,505     10,444    11,050
     Time                                50,081     53,731     24,717    26,118
Interest on federal funds purchased and
     securities sold under repurchase
     agreements                             451        563        262       303
Interest on other short-term borrowings     779        640        455       402
Interest on other borrowings              3,385        962      1,671       476
     Total interest expense              75,465     77,401     37,549    38,349
Net interest income                     109,575    105,442     54,983    53,210
Provision for possible loan losses        5,825      3,100      3,325     1,900
Net interest income after provision
     for possible loan losses           103,750    102,342     51,658    51,310
Non-Interest Income
Trust income                                710        501        370       243
Service charges on deposit accounts       5,884      5,849      3,065     2,940
Gains on securities transactions, net       965      2,169         48     1,053
Fees from loan servicing                  3,576      2,663      2,001     1,328
Credit card fee income                    5,198      5,800      2,675     2,904
Gains on sales of loans, net              2,642      1,195      1,578       818
Other                                     2,001      2,448      1,014     1,224
     Total non-interest income           20,976     20,625     10,751    10,510
Non-Interest Expense
Salary expense                           24,060     22,378     12,079    11,109
Employee benefit expense                  5,091      5,788      2,545     2,877
FDIC insurance premiums                     566        508        276       301
Occupancy and equipment expense           9,569      8,950      5,010     4,488
Credit card expense                       5,514      8,476      2,369     4,400
Amortization of intangible assets         2,185      1,699      1,235       850
Other                                    12,047     12,470      6,090     6,845
     Total non-interest expense          59,032     60,269     29,604    30,870
Income before income taxes               65,694     62,698     32,805    30,950
Income tax expense                       17,978     21,323      8,375    10,475
Net income                              $47,716    $41,375    $24,430   $20,475
Earnings per share:
     Basic                              $  0.90    $  0.78    $  0.46   $  0.39
     Diluted                            $  0.89    $  0.78    $  0.46   $  0.38
Weighted average number of shares
  outstanding:
     Basic                           52,812,130 52,813,063 52,782,903 52,831,467
     Diluted                         53,350,825 53,174,423 53,330,102 53,211,604

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1998          1997
Cash flows from operating activities:
     Net income                                          $ 47,716      $ 41,375
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                          6,188         5,464
     Amortization of compensation costs pursuant to
        long term stock incentive plan                        402           273
     Provision for possible loan losses                     5,825         3,100
     Net amortization of premiums and discounts             1,311           460
     Net gains on securities transactions                    (965)       (2,169)
     Proceeds from sale of loans                           78,669        19,296
     Gain on sales of loans                                (2,642)       (1,195)
     Proceeds from recoveries on previously
           charged-off loans                                1,392           975
     Net decrease in accrued interest receivable and
           other assets                                       828         1,215
     Net increase in accrued expenses and
           other liabilities                                2,410         2,135
          Net cash provided by operating activities       141,134        70,929
Cash flows from investing activities:
     Proceeds from maturing investment securities held
           to maturity                                     19,834        34,979
     Purchases of investment securities held to
           maturity                                        (9,236)      (11,858)
     Proceeds from sales of investment securities
           available for sale                              34,354        95,193
     Proceeds from maturing investment securities
           available for sale                             193,084       105,729
     Purchases of investment securities
           available for sale                            (144,102)     (176,224)
     Purchases of mortgage servicing rights                (9,564)         (880)
     Net (increase) decrease in federal funds sold and
           other short term investments                   (36,000)       31,450
     Net increase in loans made to customers             (140,878)      (61,651)
     Purchases of premises and equipment, net of sales     (4,843)       (6,159)
     Net decrease (increase) in due from customers
          on acceptances outstanding                         (381)          360
             Net cash (used in)provided by investing
                activities                                (97,732)       10,939
Cash flows from financing activities:
     Net decrease in deposits                             (26,251)      (43,690)
     Net increase in federal funds purchased and
          other short term borrowings                      17,185        38,006
     Repayments of other borrowings                        (6,030)       (4,029)
     Net  increase (decrease) in bank acceptances
          outstanding                                         381          (360)
     Dividends paid to common shareholders                (23,255)      (19,158)
     Addition of common shares to treasury                 (6,658)           --
     Common stock issued, net of cancellations                232           878
             Net cash used in financing activities        (44,396)      (28,353)
Net decrease in cash and due from banks                      (994)      (53,515)
Cash and due from banks at January 1                      148,175       196,995
Cash and due from banks at June 30                      $ 147,181     $ 250,510
Supplemental cash flow disclosure:
     Cash paid for interest on deposits and
         other borrowings                               $  76,196     $  76,554
     Cash paid for federal and state income taxes          14,480        14,938
     Transfer of Midland securities held to maturity
         to securities available for sale                      --        39,833

See accompanying notes to consolidated financial statements.

                                VALLEY NATIONAL BANCORP
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of June 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the six and three month periods ended June 30, 1998 and 1997 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1997 Annual Report to Shareholders.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding for 1997 have been restated to reflect the 5 for 4 stock split declared
April 9, 1998 to Shareholders of record on May 1, 1998 and issued May 18, 1998.

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

The related tax effects to each component of comprehensive income for the six and three months June 30, 1998 and 1997 are as follows:


                                             Six Months Ended  Six Months Ended
                                               June 30, 1998     June 30, 1997
                                                        (in thousands)
Net income                                            $ 47,716        $  41,375

Other comprehensive income, net of tax
   Foreign currency translation adjustments               (184)             (58)
   Unrealized gains(losses) on  securities:
       Unrealized holding gains(losses)
           arising during period            $  (219)             $(1,393)
       Less:reclassification adjustment
           for gains realized in net income     612                  668
       Net unrealized gains(losses)                        393             (725)
Other comprehensive income (loss)                          209             (783)
Comprehensive income                                  $ 47,925        $  40,592


                                           Three Months Ended Three Months Ended
                                            June 30, 1998         June 30, 1997
                                                       (in thousands)
Net income                                           $ 24,430          $ 20,475

Other comprehensive income, net of tax
   Foreign currency translation adjustments              (234)               16
   Unrealized gains(losses) on  securities:
       Unrealized holding gains(losses)
       arising during period               $  (885)            $(6,288)
       Less: reclassification adjustment
             for gains realized in
             net income                         30                 708
       Net unrealized gains(losses)                      (855)           (5,580)
Other comprehensive income (loss)                      (1,089)           (5,564)
Comprehensive income                               $   23,341          $ 14,911

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

Recent Development

On May 29, 1998 Valley signed a definitive merger agreement with Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B., a six-branch federally-chartered savings bank headquartered in Wayne, New Jersey. At June 30, 1998 Wayne had total assets of $275.3 million and deposits of $207.8 million. The transaction is scheduled to close early in the fourth quarter of 1998 and will be accounted for using the pooling of interests method of accounting. Wayne is expected to reissue approximately 175,000 shares of Wayne Common Stock currently held by Wayne as treasury stock (the "Wayne Treasury Stock") prior to consummation of the Merger in order that the Merger will not fail to qualify for pooling-of-interests accounting treatment by virtue of the number of shares of Wayne Treasury Stock. It is currently expected that the offering of the shares of Wayne Treasury Stock will occur on or about the closing of the Merger. There were approximately 2.0 million shares of Wayne common stock outstanding at June 30, 1998. The merger agreement provides that 1.1 shares of Valley common stock will be exchanged for each share of Wayne common stock.

Consummation of the Merger is subject, among other things, to prior receipt of all necessary regulatory approvals. An application for approval was filed with the OCC. Valley received a waiver of the requirement for approval of the Merger from the Federal Reserve Board.

Valley expects to open approximately three de novo branches during the next six months. Locations include Morristown, West New York and Secaucus. Valley anticipates opening 25-30 de novo branches during the next five years.

Earnings Summary

Net income for the six months ended June 30, 1998 was $47.7 million, or $0.89 per diluted share. These results compare to net income of $41.4 million, or $0.78 per diluted share for the same period in 1997. The annualized return on average assets increased to 1.89% from 1.63%, while the annualized return on average equity also increased to 19.80% from 18.93%, for the six months ended June 30, 1998 and 1997, respectively.

Net income was $24.4 million, or $0.46 per diluted share for the three month period ended June 30, 1998, compared with $20.5 million, or $0.38 per diluted share for the same period in 1997.

The increase in net income for both the six and three month periods ended June 30, 1998 can be primarily attributed to an increase in net interest income and a reduction in both non-interest expense and income tax expense, offset by an increase in the provision for possible loan losses.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $112.1 million from $108.8 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, and the movement of earning assets out of the investment portfolio and into higher yielding loans. The net interest margin increased to 4.67% for the six months ended June 30, 1998 compared to 4.53% for the same period in 1997.

Average interest earning assets decreased slightly for the first six months of 1998 over the 1997 amount. Average loans increased by $162.2 million or 4.7% over the 1997 amount. The average rate on loans remained relatively unchanged. The increase in average loan volume caused interest income on loans for 1998 to increase by $6.7 million over 1997. Offsetting this increase was a decline of $160.2 million in average investment securities or 12.6% from the amount in the portfolio during 1997.

Average interest-bearing liabilities for the first six months of 1998 decreased $126.6 million or 3.2% from 1997. Average savings deposits decreased by $55.5 million or 3.1%, and average time deposits, mostly rate sensitive municipal deposits, decreased by $151.7 million or 7.5%. Average demand deposits continued to grow and increased by $51.2 million or 7.5% over 1997 balances. Average other borrowings increased $78.7 for the six months ended June 30, 1998 in comparison to the same period of 1997.

Net interest income on a tax equivalent basis increased to $56.2 million from $54.8 million for the three months ended June 30, 1998 as compared to the same period in 1997. This can be attributed to a $33.4 million increase in interest earning assets and a $89.4 million decrease in interest bearing liabilities. The net interest margin increased to 4.69% for the three months ended June 30, 1998 compared to 4.60% for the same period in 1997.

The following table reflects the components of net interest income for each of the six and three months ended June 30, 1998 and 1997.


ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


                                     Six Months                  Six Months
                                Ended June 30, 1998         Ended June 30, 1997
                             Average            Average  Average         Average
                             Balance  Interest  Rate     Balance  Interest Rate
                                               (in thousands)
Assets
Interest earning assets
Loans (1) (2)               $3,610,021 $150,587  8.34% $3,447,777 $143,874 8.35%
Taxable investments (3)        920,605   28,300  6.15   1,021,903   31,676 6.20
Tax-exempt investments (1)(3)  187,494    6,561  7.00     246,396    8,442 6.85
Federal funds sold and other
  short-term investments        79,613    2,164  5.44      82,293    2,170 5.27
Total interest earnings
  assets                     4,797,733 $187,612  7.82%  4,798,369 $186,162 7.76%
Allowance for possible loan
   losses                      (46,786)                   (46,125)
Cash and due from banks        129,288                    165,871
Other assets                   154,609                    161,600
Unrealized gain (loss) on
   Securities available
     for sale                    6,803                     (3,236)
Total assets                $5,041,647                 $5,076,479
Liabilities and
     Shareholders' Equity
Interest bearing liabilities
Savings deposits            $1,752,974  $20,769  2.37% $1,808,438 $ 21,505 2.38%
Time deposits                1,873,384   50,081  5.35   2,025,087   53,731 5.31
Total interest bearing
     deposits                3,626,358   70,850  3.91   3,833,525   75,236 3.93
Federal funds purchased and
  other short-term borrowings   51,598    1,230  4.77      49,715    1,203 4.84
Other borrowings               111,867    3,385  6.05      33,153      962 5.80
Total interest bearing
  liabilities                3,789,823   75,465  3.98   3,916,393   77,401 3.95
Demand deposits                731,972                    680,793
Other liabilities               37,939                     42,074
Shareholders' equity           481,913                    437,219
Total liabilities and
   Shareholders' equity     $5,041,647                 $5,076,479
Net interest income
   (tax equivalent basis)               112,147                   108,761
Tax equivalent adjustment                (2,572)                   (3,319)
Net interest income                    $109,575                  $105,442
Net interest rate differential                   3.84%                     3.81%
Net interest margin (4)                          4.67%                     4.53%


                                    Three Months Ended        Three Months Ended
                                       June 30, 1998             June 30, 1997
                                  Average             Average Average            Average
                                  Balance   Interest  Rate    Balance  Interest  Rate
                                                    (in thousands)


Assets
Interest earning assets
Loans (1) (2)                    $3,629,476 $ 75,698  8.34%  $3,455,788 $72,449  8.39%
Taxable investments (3)             908,145   13,802  6.08    1,023,975  15,996  6.25
Tax-exempt investments (1)(3)       181,875    3,188  7.01      239,726   4,106  6.85
Federal funds sold and other
   short-term investments            80,011    1,096  5.48       44,650     627  5.62
Total interest earnings assets    4,799,507 $ 93,784  7.82%   4,764,139 $93,178  7.82%
Allowance for possible loan
   Losses                           (46,764)                    (46,012)
Cash and due from banks             127,938                     164,865
Other assets                        158,220                     163,927
Unrealized gain (loss) on
   Securities available for sale      7,223                      (5,041)
Total assets                     $5,046,124                  $5,041,878
Liabilities and Shareholders'
   Equity
Interest bearing liabilities
Savings deposits                 $1,758,328  $ 10,444  2.38% $1,824,388  $11,050 2.42%
Time deposits                     1,848,913    24,717  5.35   1,953,306   26,118 5.35
Total interest bearing deposits   3,607,241    35,161  3.90   3,777,694   37,168 3.94
Federal funds purchased and
   other short-term borrowings       59,547       717  4.82      56,329      705 5.01
Other borrowings                    110,421     1,671  6.05      32,589      476 5.84
Total interest bearing
  liabilities                     3,777,209    37,549  3.98   3,866,612   38,349 3.97
Demand deposits                     745,075                     691,619
Other liabilities                    37,160                      44,438
Shareholders' equity                486,680                     439,209
Total liabilities and
   shareholders' equity          $5,046,124                  $5,041,878
Net interest income
   (tax equivalent basis)                      56,235                     54,829
Tax equivalent adjustment                      (1,252)                    (1,619)
Net interest income                          $ 54,983                   $ 53,210
Net interest rate differential                         3.84%                     3.85%
Net interest margin (4)                                4.69%                     4.60%

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


       CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                 Six Months Ended June 30,
                                                   1998 Compared to 1997
                                                   Increase(Decrease)(2)
                                            Interest       Volume         Rate
                                                      (in thousands)

Interest income:
   Loans (1)                               $   6,713      $  6,768     $  (55)
   Taxable investments                        (3,376)       (3,116)      (260)
   Tax-exempt investments(1)                  (1,881)       (2,057)       176
   Federal funds sold and other
      short term investments                      (6)          (72)        66
                                               1,450         1,523        (73)
Interest expense:
   Savings deposits                             (736)         (657)       (79)
   Time deposits                              (3,650)       (4,053)       403
   Federal funds purchased and other
      short-term borrowings                       27            45        (18)
   Other borrowings                            2,423         2,380         43
                                              (1,936)       (2,285)       349
Net interest income (tax equivalent basis) $   3,386      $  3,808     $ (422)



                                           Three Months Ended June 30,
                                              1998 Compared to 1997
                                               Increase(Decrease)(2)
                                            Interest       Volume         Rate
                                                       (in thousands)

Interest income:
   Loans (1)                               $  3,249       $  3,624      $ (375)
   Taxable investments                       (2,194)        (1,770)       (424)
   Tax-exempt investments(1)                   (918)        (1,012)         94
   Federal funds sold and other
      short term investments                    469            485         (16)
                                                606          1,327        (721)
Interest expense:
   Savings deposits                            (606)          (395)       (211)
   Time deposits                             (1,401)        (1,396)         (5)
   Federal funds purchased and other
      short-term borrowings                      12             39         (27)
   Other borrowings                           1,195          1,177          18
                                               (800)          (575)       (225)
Net interest income (tax equivalent basis) $  1,406       $  1,902      $ (496)


(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for six and three months ended June 30, 1998 and 1997.

         NON-INTEREST INCOME


                                       Six Months Ended      Three Months Ended
                                          June 30,                 June 30,
                                        1998        1997       1998        1997
                                                   (in thousands)

Trust income                          $   710     $   501    $   370    $   243
Service charges on deposit accounts     5,884       5,849      3,065      2,940
Gains on securities transactions, net     965       2,169         48      1,053
Fees from loan servicing                3,576       2,663      2,001      1,328
Credit card fee income                  5,198       5,800      2,675      2,904
Gains on sales of loans, net            2,642       1,195      1,578        818
Other                                   2,001       2,448      1,014      1,224
     Total                            $20,976     $20,625    $10,751    $10,510


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $20.0 million for the six months ended June 30, 1998 compared with $18.5 million for the six months ended June 30, 1997.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans, which increased by 34.3% from $2.7 million for the six months ended June 30, 1997 to $3.6 million for the six months ended June 30, 1998. This reflects the increase in the size of the serviced portfolios, including the purchases of mortgage servicing rights during the first six months of 1998 to service approximately $583.0 million of mortgage loans.

Credit card fee income declined during the quarter by $602 thousand or 10.4%. The decrease was the result of the sale of the merchant processing operation during 1997 and the reduced volume of co-branded credit card transactions.

Gains on the sales of loans were $2.6 million for the six months ended
June 30, 1998 compared to $1.2 million for the six months ended June 30, 1997. The gains recorded are primarily from increased mortgage banking activity and the increased sales volume of the guaranteed portion of SBA loans.

The significant components of other non-interest income include safe deposit rentals which totaled $462 thousand and residential mortgage application fees totaling $654 thousand for the first six months of 1998. Other non-interest income decreased $447 thousand to $2.0 million for the six months ended June 30, 1998 in comparison to the same period in 1997. The decrease resulted from the gain on the sale of REO property which occurred during the first quarter of 1997.

Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 1998 and 1997.


NON-INTEREST EXPENSE

                                       Six Months Ended      Three Months Ended
                                           June 30                June 30,
                                       1998        1997      1998         1997
                                                   (in thousands)
Salary expense                        $24,060     $22,378   $12,079    $11,109
Employee benefit expense                5,091       5,788     2,545      2,877
FDIC insurance premiums                   566         508       276        301
Occupancy and equipment expense         9,569       8,950     5,010      4,488
Credit card expense                     5,514       8,476     2,369      4,400
Amortization of intangible assets       2,185       1,699     1,235        850
Other                                  12,047      12,470     6,090      6,845
                                      $59,032     $60,269    $29,604    $30,870

Non-interest expense totaled $59.0 million for the six month period ended June 30, 1998, relatively unchanged from the 1997 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $29.2 million in 1998 compared to $28.2 million in 1997. At June 30, 1998, full-time equivalent staff was 1,675 compared to 1,558 at June 30, 1997.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months end June 30, 1998 was 44.65%, one of the lowest in the industry, compared with an efficiency ratio of 47.7% for the year ended December 31, 1997 and 48.06% for the six months ended June 30, 1997. The efficiency ratio during 1997 had been impacted by the acquisition of Midland and net expenses incurred from the credit card program that began during 1996. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The decrease in credit card expenses is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

Amortization of intangible assets increased to $2.2 million for the six months ended June 30, 1998 from $1.7 million for the same period in 1997, representing an increase of $486 thousand or 28.6%. The majority of this increase resulted from the additional amortization of purchased and originated loan servicing rights, due to growth in the serviced portfolio.

The significant components of other non-interest expense include advertising, professional fees, stationery and postage, and telephone expense which total approximately $6.5 million for the first six months of 1998.

Income Taxes

Income tax expense as a percentage of pre-tax income was 27.4% for the six months ended June 30, 1998 compared to 34.0% for the same period in 1997.
The reduction in the effective tax rate is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. The reduction in the effective tax rate is limited in duration, but may have a continued impact on some future periods.

Year 2000

Valley has established an overall plan to address system-related Year 2000 issues. The plan calls for either system modification to, or replacement of existing business systems applications. The cost of this Year 2000 compliance program related to system modifications is not expected to be material to Valley' earnings in 1998 or thereafter. Such costs will be charged to expense as incurred. As of June 30, 1998, Valley anticipates that substantially all of the remaining work under this program, including the testing of critical systems, which will be initially completed by the end of 1998, with further testing to be performed during 1999.

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

The total negative gap repricing within 1 year as of June 30, 1998 is $(357.4) million or (0.82:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. At June 30, 1998, liquid assets amounted to $1.2 billion, unchanged from December 31, 1997. This represents
24.8 % and 25.6% of earning assets, and 23.5% and 24.3% of total assets at June 30, 1998 and year-end 1997, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.19 billion and $3.25 billion for the six months ended June 30, 1998 and year ended December 31, 1997, respectively, representing 66.6% and 67.4% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of June 30, 1998, Valley had outstanding advances of $107.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. During the six months ended June 30, 1998 proceeds from the sales of investment securities available for sale were $34.4 million, proceeds of $212.9 million were generated from investment maturities, and purchases of investment securities were $153.3 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $483.8 million and $592.0 million, on average, for the six months ended June 30, 1998 and year ending December 31, 1997, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

As of June 30, 1998, Valley had $933 million of securities available for sale compared with $1.0 billion at December 31, 1997. Those securities are recorded at their fair value on an aggregate basis. As of June 30, 1998, the investment securities available for sale had an unrealized gain of $4.0 million, net of deferred taxes, compared to an unrealized gain of $3.6 million, net of deferred taxes, at December 31, 1997. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of June 30, 1998, total loans were $3.7 billion, compared to $3.6 billion at December 31, 1997, an increase of 1.6%.

The following table reflects the composition of the loan portfolio as of June 30, 1998 and December 31, 1997.



LOAN PORTFOLIO

                                                  June 30,          December 31,
                                                    1998               1997
                                                        (in thousands)
Commercial
     Total commercial loans                   $  452,654             $  453,174

Construction                                     101,330                 81,033
Residential mortgage                             888,475                903,201
Commercial mortgage                              885,520                850,234
     Total mortgage loans                     $1,875,325             $1,834,468

Home equity                                      158,040                168,888
Credit card                                      121,768                145,485
Automobile                                       989,004                930,247
Other consumer                                    83,403                 90,070
    Total consumer loans                       1,352,215              1,334,690

  Loans                                       $3,680,194             $3,622,332

As a percent of total loans:
Commercial loans                                    12.3%                 12.5%
Mortgage loans                                      51.0                  50.6
Consumer loans                                      36.7                  36.9
  Total loans                                      100.0%                100.0%


During the second quarter of 1998, Valley commenced a home-equity promotion. Valley anticipates that home equity loans will increase by approximately $25.0 million during the third quarter of 1998 as a result of this promotion.


Non-Performing Assets

Non-performing  assets include  non-accrual  loans and other real estate owned
(OREO). Non-performing assets continued to decrease, and totaled $9.0 million at June 30, 1998, compared with $9.5 million at December 31, 1997, a decrease of $477 thousand or 5.0%. Non-performing assets at June 30, 1998 and December 31, 1997, respectively, amounted to 0.24% and 0.26% of loans and OREO.

Loans 90 days or more past due and not included in the non-performing category totaled $7.7 million at June 30, 1998, compared to $16.4 million at December 31, 1997. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.4 million and $2.0 million at June 30, 1998 and December 31, 1997, respectively.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

                                                       June 30,     December 31,
                                                         1998          1997
                                                            (in thousands)

Loans past due in excess of 90 days and
     still accruing                                  $  7,698        $ 16,351
Non-accrual loans                                       6,343           7,307
Other real estate owned                                 2,665           2,178
  Total non-performing assets                        $  9,008        $  9,485
Troubled debt restructured loans                     $  5,189        $  5,248
Non-performing loans as a % of loans                     0.17%           0.20%
Non-performing assets as a % of loans plus other real
   estate owned                                          0.24%           0.26%
Allowance as a % of loans                                1.27%           1.28%
Allowance as a % of non-performing assets                 517             489


At June 30, 1998 the allowance for loan losses amounted to $46.6 million or 1.27% of loans, as compared to $46.4 million or 1.28% at year-end 1997.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $5.6 million for the six months ended June 30, 1998 compared with $3.6 million for the six months ended June 30, 1997.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At June 30, 1998, shareholders' equity totaled $492.5 million or 9.7% of total assets, compared with $475.4 million or 9.3% at year-end 1997. Valley has achieved steady internal capital generation throughout the past five years.

On May 26, 1998 Valley's Board of Directors rescinded its previously announced stock repurchase program after 220,125 shares of Valley common stock had been repurchased. Rescinding the remaining authorization was undertaken in connection with Valley's acquisition of Wayne, to comply with certain of the pooling-of-interests accounting rules as recently interpreted by the Securities and Exchange Commission.

Included in shareholders equity at June 30, 1998 was a $4.0 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $3.6 million at December 31, 1997. Also included in shareholders equity at June 30, 1998 is a translation adjustment of ($526) thousand related to the Canadian subsidiary of Valley National Bank.

Valley's capital position at June 30, 1998 under risk-based capital guidelines was $483.3 million, or 13.0% of risk-weighted assets, for Tier 1 capital and $529.9 million, or 14.2% for Total risked-based capital. The comparable ratios at December 31, 1997 were 12.9% for Tier 1 capital and 14.1% for Total risk-based capital. Valley's ratios at June 30, 1998 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At June 30, 1998 and December 31, 1997, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.6% and 9.2%, respectively.

Book value per share amounted to $9.33 at June 30, 1998 compared with $8.98 per share at December 31, 1997.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 48.0% for the six month period ended June 30, 1998, compared to 47.6% for the six month period ended June 30, 1997. Cash dividends declared amounted to $0.47 per share for the six months ended June 30, 1998 equivalent to a dividend payout ratio of 52.0%, compared to 52.4% for the same period in 1998. Valley declared a five for four stock split on April 9, 1998 to shareholders of record on May 1, 1998, which was issued
May 18, 1998. Effective with the July 1, 1997 dividend payment, the annual dividend rate was increased to $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


Recent Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statements of financial position at fair value.

Valley must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Valley anticipates that the adoption of SFAS No. 133 will not have a material imapct in the financial statements.

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

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   (27)   Financial Data Schedule

b)  Reports on Form 8-K

   1) Filed April 15, 1998 to report a five for four common stock split issued May 18, 1998.

   2) Filed June 5, 1998 to report the signing of the Agreement and Plan of Merger dated May 29, 1998 between Valley National Bancorp and Wayne Bancorp, Inc. and to report the rescinding of its previously announced treasury stock repurchase program.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL BANCORP
                                           (Registrant)



   Date: August 14,  1998                  /s/ PETER SOUTHWAY
                                           PETER SOUTHWAY
                                           VICE CHAIRMAN




   Date: August 14, 1998                  /s/ ALAN D. ESKOW
                                          ALAN D. ESKOW
                                          SENIOR VICE PRESIDENT
                                          FINANCIAL ADMINISTRATION