Form 10-Q
period 1998-09-30
VALLEY NATIONAL BANCORP
filed 1998-11-13
CIK 714310

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        -----------------
                           FORM 10-Q

(Mark One)
   [X]   Quarter Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Period Ended September 30, 1998

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

Common Stock (No par value), of which 54,982,054 shares were outstanding as of November 2, 1998.

                            TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                    Page Number

Item 1.    Financial Statements
           Consolidated Statements of Financial Condition (Unaudited)
             September 30, 1998 and December 31, 1997                      3

           Consolidated Statements of Income (Unaudited)
             Nine and Three Months Ended September 30, 1998 and 1997       4

           Consolidated Statements of Cash Flows
             Nine  Months Ended September 30, 1998 and 1997 (Unaudited)    5

           Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                21


SIGNATURES                                                                 22

VALLEY NATIONAL BANCORP
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
($ in thousands)


                                                September 30,      December 31,
                                                    1998              1997
Assets
Cash and due from banks                           $121,656         $148,175
Federal funds sold                                  40,000           30,000
Securities held to maturity, fair value of
      $141,072 and $163,444 in 1998 and 1997,
      respectively                                 139,041          161,552
Trading account securities                           1,409               --
Securities available for sale                      891,161        1,017,225
Loans                                            3,711,950        3,605,681
Loans held for sale                                 20,906           16,651
Less: Allowance for possible loan losses           (47,308)         (46,372)
Loans, net                                       3,685,548        3,575,960
Premises and equipment                              75,292           74,553
Accrued interest receivable                         27,876           29,313
Other assets                                        60,997           53,877
     Total assets                               $5,042,980       $5,090,655

Liabilities
Deposits:
     Non-interest bearing deposits              $  729,464          769,887
     Interest bearing:
          Savings                                1,838,136        1,841,039
          Time                                   1,777,121        1,792,028
               Total deposits                    4,344,721        4,402,954
Federal funds purchased and securities sold
     under repurchase agreements                    20,509           32,882
Treasury tax and loan account and other
     short-term borrowings                          43,162           24,056
Other borrowings                                    82,966          114,012
Accrued expenses and other liabilities              47,219           41,392
     Total liabilities                           4,538,577        4,615,296

Shareholders' Equity
Common stock, no par value, authorized
   98,437,500 shares, issued 53,050,424
   shares in 1998 and 53,066,174 in 1997            23,287           23,282
Surplus                                            291,657          291,943
Retained earnings                                  192,508          159,116
Accumulated other comprehensive income               4,148            3,296
                                                   511,600          477,637
Treasury stock, at cost (257,928 shares in 1998
   and 116,766 shares in 1997)                      (7,197)          (2,278)
     Total shareholders' equity                    504,403          475,359
     Total liabilities and shareholders'equity  $5,042,980       $5,090,655

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($ in thousands, except for per share data)

                                         Nine Months Ended   Three Months Ended
                                            September 30,       September 30,
                                          1998       1997     1998        1997
Interest Income
Interest and fees on loans              $ 226,597  $ 216,414  $ 76,286  $ 72,904
Interest and dividends on investment
  securities:
     Taxable                               39,919     46,459    12,520    15,564
     Tax-exempt                             6,164      8,020     1,900     2,533
     Dividends                              1,338      1,161       437       380
Interest on federal funds sold and other
  short-term investments                    4,191      3,272     2,027     1,102
     Total interest income                278,209    275,326    93,170    92,483
Interest Expense
Interest on deposits:
     Savings                               31,153     32,197    10,385    10,692
     Time                                  74,960     80,941    24,878    27,211
Interest on federal funds purchased and
  securities sold under repurchase
  agreements                                  690        840       239       277
Interest on other short-term borrowings     1,221        928       442       287
Interest on other borrowings                5,026      1,600     1,641       638
     Total interest expense               113,050    116,506    37,585    39,105
Net interest income                       165,159    158,820    55,585    53,378
Provision for possible loan losses          8,825      5,250     3,000     2,150
Net interest income after provision for
  possible loan losses                    156,334    153,570    52,585    51,228
Non-Interest Income
Trust income                                1,030        825       320       324
Service charges on deposit accounts         9,070      8,804     3,186     2,955
Gains on securities transactions, net       1,023      2,169        58        --
Fees from loan servicing                    5,540      4,085     1,964     1,421
Credit card fee income                      7,762      9,211     2,564     3,411
Gains on sales of loans, net                3,935      2,873     1,293     1,678
Other                                       3,145      4,375     1,143     1,927
     Total non-interest income             31,505     32,342    10,528    11,716
Non-Interest Expense
Salary expense                             36,690     33,580    12,630    11,202
Employee benefit expense                    7,935      8,468     2,844     2,680
FDIC insurance premiums                       836        799       271       291
Occupancy and equipment expense            14,899     13,560     5,330     4,610
Credit card expense                         7,318     13,158     1,804     4,682
Amortization of intangible assets           4,339      2,556     2,154       856
Other                                      19,263     18,233     7,216     5,764
     Total non-interest expense            91,280     90,354    32,249    30,085
Income before income taxes                 96,559     95,558    30,864    32,859
Income tax expense                         24,605     32,326     6,627    11,003
Net income                                $63,232    $63,232   $24,237   $21,856
Earnings per share:
     Basic                                $  1.36    $  1.20   $  0.46   $  0.41
     Diluted                              $  1.35    $  1.19   $  0.45   $  0.41
Weighted average number of shares outstanding:
     Basic                            2,804,692 52,828,790 52,790,058 52,859,731
     Diluted                         53,332,726 53,198,184 53,311,737 53,268,835
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                           1998          1997
Cash flows from operating activities:
     Net income                                         $  71,954      $ 63,232
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                          9,760         8,318
     Amortization of compensation costs pursuant to
        long-term stock incentive plan                        605           474
     Provision for possible loan losses                     8,825         5,250
     Net amortization of premiums and discounts             2,286           886
     Net gains on securities transactions                  (1,023)       (2,169)
     Proceeds from sale of loans                           78,669        30,608
     Gain on sales of loans                                (3,935)       (2,873)
     Proceeds from recoveries on previously charged-off
        loans                                               2,014         1,507
     Net (increase)decrease in accrued interest receivable
        and other assets                                     (410)        2,270
     Net increase(decrease)in accrued expenses and
        other liabilities                                   3,455          (313)
          Net cash provided by operating activities       172,200       107,190
Cash flows from investing activities:
     Proceeds from maturing investment securities held
        to maturity                                        34,948        54,387
     Purchases of investment securities held to maturity  (12,680)      (14,944)
     Proceeds from sales of investment securities
        available for sale                                 70,356        95,193
     Proceeds from maturing investment securities
        available for sale                                293,706       165,504
     Purchases of investment securities
        available for sale                               (238,285)     (302,855)
     Purchases of mortgage servicing rights                (9,339)       (1,020)
     Net increase in federal funds sold and other
        short-term investments                            (10,000)      (19,550)
     Net increase in loans made to customers             (195,161)     (114,291)
     Purchases of premises and equipment, net of sales     (6,910)       (7,458)
             Net cash used in investing activities        (73,365)     (145,034)
Cash flows from financing activities:
     Net decrease in deposits                             (58,233)      (55,465)
     Net increase in federal funds purchased and
        other short-term borrowings                         6,733        24,067
     Advances of long-term debt                                --        62,500
     Repayments of other borrowings                       (31,046)       (7,043)
     Dividends paid to common shareholders                (36,449)      (30,784)
     Addition of common shares to treasury                 (6,658)           --
     Common stock issued, net of cancellations                299           800
             Net cash used in financing activities       (125,354)       (5,925)
Net decrease in cash and due from banks                   (26,519)      (43,769)
Cash and due from banks at January 1                      148,175       196,995
Cash and due from banks at September 30                 $ 121,656     $ 153,226
Supplemental cash flow disclosure:
     Cash paid for interest on deposits and other
        borrowings                                      $ 113,984     $ 116,765
     Cash paid for federal and state income taxes          22,177        24,418
     Transfer of Midland securities held to maturity
        to securities available for sale                       --        39,833
See accompanying notes to consolidated financial statements.

                               VALLEY NATIONAL BANCORP
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of September 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1998 and 1997 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by Valley National Bancorp ("Valley"), without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1997 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 1998 financial presentations.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding for 1997 have been restated to reflect the 5 for 4 stock split declared
April 9, 1998 to Shareholders of record on May 1, 1998 and issued May 18, 1998.

3.       Recent Acquisition

         Effective as of the close of business on October 16, 1998, Valley consummated its previously announced merger agreement with Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B., headquartered in Wayne,
New Jersey. At the date of acquisition, Wayne had total assets of $272 million and deposits of $206 million, with 6 branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2,400,000 shares of Valley common stock. Each share of common stock of Wayne was exchanged for 1.1 shares of Valley common stock. The consolidated financial statements do not reflect the recent acquisition of Wayne, which was merged into Valley, after the close of the quarter, on October 16, 1998. The combined results would not be material to Valley's net income or earnings per diluted share for the quarter or nine months ended September 30, 1998.


4.       Comprehensive Income

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

The following shows each component of comprehensive income for the nine and three months September 30, 1998 and 1997:


                                           Nine Months Ended  Nine Months Ended
                                          September 30, 1998  September 30, 1997
                                                      (in thousands)

Net income                                           $71,954            $ 63,232

Other comprehensive income, net of tax
   Foreign currency translation adjustments             (477)               (60)
   Unrealized gains on  securities:
       Unrealized holding gains arising
          during period                     $  699               $ 937
       Less:  reclassification adjustment
          for gains realized in net income     630               1,376
       Net unrealized gains                            1,329              2,313
Other comprehensive income                               852              2,253
Comprehensive income                                 $72,806           $ 65,485


                                          Three Months Ended Three Months Ended
                                          September 30, 1998 September 30, 1997
                                                      (in thousands)

Net income                                         $ 24,237            $ 21,856

Other comprehensive income, net of tax
   Foreign currency translation adjustments            (293)                 (3)
   Unrealized gains on  securities:
     Unrealized holding gains arising during
     period                                $   919              $ 3,028
   Less:  reclassification adjustment for
     gains realized in net income               17                   --
       Net unrealized gains                             936               3,028
Other comprehensive income                              643               3,025
Comprehensive income                               $ 24,880            $ 24,881


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Recent Developments

Effective as of the close of business on October 16, 1998, Valley consummated its previously announced merger agreement with Wayne Bancorp, Inc.("Wayne"), parent of Wayne Savings Bank, F.S.B., headquartered in Wayne, New Jersey. At the date of acquisition, Wayne had total assets of $272 million and deposits of $206 million, with 6 branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2,400,000 shares of Valley common stock. Each share of common stock of Wayne was exchanged for 1.1 shares of Valley common stock.

During the third quarter of 1998 Valley opened a branch in Morristown and anticipates opening two additional branches in Secaucus and West New York during the fourth quarter of 1998.

Earnings Summary

Net income for the nine months ended September 30, 1998 was $72.0 million, or $1.35 per diluted share. These results compare to net income of $63.2 million, or $1.19 per diluted share for the same period in 1997. The annualized return on average assets increased to 1.90% from 1.66%, while the annualized return on average equity also increased to 19.52% from 18.79%, for the nine months ended September 30, 1998 and 1997, respectively.

Net income was $24.2 million, or $0.45 per diluted share for the three month period ended September 30, 1998, compared with $21.9 million, or $0.41 per diluted share for the same period in 1997.

The increase in net income for both the nine and three month periods ended September 30, 1998 can be primarily attributed to an increase in net interest income and a reduction in income tax expense, offset by an increase in non-interest expense and in the provision for possible loan losses.

Net Interest Income

Net interest  income is the largest source of Valley's  operating  income.
Net interest income on a tax equivalent basis increased to $168.9 million from $163.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, resulting from the movement of earning assets out of the investment portfolio and into higher yielding loans. The net interest margin increased to 4.68% for the nine months ended
September 30, 1998 compared to 4.54% for the same period in 1997.

Average interest earning assets increased slightly for the first nine months of 1998 over the 1997 amount. Average loans increased by $168.9 million or 4.9% over the 1997 amount. The average rate on loans remained relatively unchanged. The increase in average loan volume caused interest income on loans for 1998 to increase by $10.0 million over 1997. Offsetting this increase was a decline of $178.7 million in average investment securities or 14.2% from the amount in the portfolio during 1997.

Average interest-bearing liabilities for the first nine months of 1998 decreased $106.8 million or 2.7% from 1997. Average savings deposits decreased by $40.7 million or 2.3%, and average time deposits, mostly rate sensitive municipal deposits, decreased by $146.7 million or 7.3%. Average demand deposits continued to grow and increased by $47.8 million or 6.9% over 1997 balances. Average other borrowings increased $74.1 million for the nine months ended September 30, 1998 in comparison to the same period of 1997 as Valley increased its borrowings from the Federal Home Loan Bank.

Net interest income on a tax equivalent basis increased to $56.7 million from $54.9 million for the three months ended September 30, 1998 as compared to the same period in 1997. This can be attributed to a $41.2 million increase in interest earning assets and a $61.8 million decrease in interest bearing liabilities. The net interest margin increased to 4.68% for the three months ended September 30, 1998 compared to 4.57% for the same period in 1997.

The following tables reflect the components of net interest income for each of the nine and three months ended September 30, 1998 and 1997.


      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET
                INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


                            Nine Months Ended             Nine Months Ended
                            September 30, 1998            September 30, 1997
                            Average           Average  Average          Average
                            Balance  Interest  Rate    Balance  Interest Rate
                                               (in thousands)
Assets
Interest earning assets
Loans (1) (2)            $3,630,662  $226,997  8.34% $3,461,811  $216,954  8.36%
Taxable investments (3)     902,644    41,257  6.09   1,023,124    47,620  6.21
Tax-exempt
 investments(1)(3)          180,571     9,484  7.00     238,742    12,339  6.89
Federal funds sold and other
  short-term investments     99,885     4,191  5.59      80,880     3,272  5.39
Total interest earnings
  assets                  4,813,762  $281,929  7.81%  4,804,557  $280,185  7.78%
Allowance for possible
  loan losses               (47,011)                    (45,998)
Cash and due from banks     129,348                     160,982
Other assets                156,333                     167,106
Unrealized gain (loss) on
   securities available
   for sale                   7,129                      (1,381)
Total assets             $5,059,561                  $5,085,266
Liabilities and Shareholders'
   Equity
Interest bearing liabilities
Savings deposits         $1,763,041  $ 31,153  2.36%  $1,803,781 $ 32,197  2.38%
Time deposits             1,866,634    74,960  5.35    2,013,305   80,941  5.36
Total interest bearing
   deposits               3,629,675   106,113  3.90    3,817,086  113,138  3.95
Federal funds purchased
   and other short-term
   borrowings                53,064     1,911  4.80       46,590    1,768  5.06
Other borrowings            109,914     5,026  6.10       35,826    1,600  5.95
Total interest bearing
   liabilities            3,792,653   113,050  3.97    3,899,502  116,506  3.98
Demand deposits             740,011                      692,201
Other liabilities            35,289                       44,842
Shareholders' equity        491,608                      448,721
Total liabilities and
   Shareholders' equity  $5,059,561                   $5,085,266
Net interest income
   (tax equivalent basis)             168,879                     163,679
Tax equivalent adjustment              (3,720)                     (4,859)
Net interest income                  $165,159                    $158,820
Net interest rate differential                 3.84%                       3.80%
Net interest margin (4)                        4.68%                       4.54%


                              Three Months Ended        Three Months Ended
                              September 30, 1998        September 30, 1997
                              Average           Average Average          Average
                              Balance  Interest Rate    Balance Interest Rate
                                             (in thousands)
Assets
Interest earning assets
Loans (1) (2)               $3,671,947 $ 76,410 8.32%  $3,488,637 $73,080  8.38%
Taxable investments (3)        869,751   12,957 5.96    1,017,512  15,944  6.27
Tax-exempt investments (1)(3)  166,772    2,923 7.01      223,538   3,898  6.98
Federal funds sold and other
   short-term investments      140,427    2,027 5.77       78,054   1,102  5.65
Total interest earnings
   assets                    4,848,897 $ 94,317 7.78%   4,807,741 $94,024  7.82%
Allowance for possible loan
   losses                      (47,462)                   (44,654)
Cash and due from banks        129,468                    151,204
Other assets                   147,654                    162,992
Unrealized gain (loss) on
   securities available
   for sale                      7,293                      1,634
Total assets                $5,085,850                 $5,078,917
Liabilities and Shareholders'
   Equity
Interest bearing liabilities
Savings deposits            $1,783,172 $ 10,385 2.33%  $1,794,464 $10,692  2.38%
Time deposits                1,858,420   24,878 5.35    1,982,983  27,211  5.49
Total interest bearing
   deposits                  3,641,592   35,263 3.87    3,777,447  37,903  4.01
Federal funds purchased and
   other short-term
   borrowings                   55,973      681 4.87       46,362     564  4.87
Other borrowings               106,031    1,641 6.19       41,588     638  6.14
Total interest bearing
   liabilities               3,803,596   37,585 3.95    3,865,397  39,105  4.05
Demand deposits                756,269                    715,027
Other liabilities               29,529                     43,508
Shareholders' equity           496,456                    454,985
Total liabilities and
   shareholders' equity     $5,085,850                 $5,078,917
Net interest income
   (tax equivalent basis)                56,732                    54,919
Tax equivalent adjustment                (1,147)                   (1,541)
Net interest income                    $ 55,585                   $53,378
Net interest rate differential                  3.83%                      3.77%
Net interest margin (4)                         4.68%                      4.57%


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


        CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                              Nine Months Ended September 30,
                                                   1998 Compared to 1997
                                                   Increase(Decrease)(2)
                                              Interest      Volume        Rate
                                                       (in thousands)
Interest income:
   Loans (1)                                  $ 10,043      10,558       (515)
   Taxable investments                          (6,363)     (5,520)      (843)
   Tax-exempt investments(1)                    (2,855)     (3,052)       197
   Federal funds sold and other short-term
      investments                                  919         794        125
                                                 1,744       2,780     (1,036)
Interest expense:
   Savings deposits                             (1,044)       (722)      (322)
   Time deposits                                (5,981)     (5,890)       (91)
   Federal funds purchased and other
      short-term borrowings                        143         237        (94)
   Other borrowings                              3,426       3,387         39
                                                (3,456)     (2,988)      (468)
Net interest income (tax equivalent basis)    $  5,200     $ 5,768    $  (568)


                                              Three Months Ended September 30,
                                                     1998 Compared to 1997
                                                     Increase(Decrease)(2)
                                              Interest      Volume        Rate
                                                        (in thousands)

Interest income:
   Loans (1)                                  $  3,330     $ 3,817    $  (487)
   Taxable investments                          (2,987)     (2,230)      (757)
   Tax-exempt investments(1)                      (975)       (995)        20
   Federal funds sold and other short-term
      investments                                  925         900         25
                                                   293       1,492     (1,199)
Interest expense:
   Savings deposits                               (307)        (67)      (240)
   Time deposits                                (2,333)     (1,679)      (654)
   Federal funds purchased and other
      short-term borrowings                        117         117          0
   Other borrowings                              1,003         997          6
                                                (1,520)       (632)      (888)
Net interest income (tax equivalent basis)    $  1,813     $ 2,124    $  (311)


(1) Interest income is adjusted to a tax equivalent basis using a 35% tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for nine and three months ended September 30, 1998 and 1997.

         NON-INTEREST INCOME


                                          Nine Months Ended  Three Months Ended
                                            September 30,       September 30,
                                           1998       1997    1998         1997
                                                     (in thousands)

Trust income                             $ 1,030    $   825  $   320    $   324
Service charges on deposit accounts        9,070      8,804    3,186      2,955
Gains on securities transactions, net      1,023      2,169       58         --
Fees from loan servicing                   5,540      4,085    1,964      1,421
Credit card fee income                     7,762      9,211    2,564      3,411
Gains on sales of loans, net               3,935      2,873    1,293      1,678
Other                                      3,145      4,375    1,143      1,927
     Total                               $31,505    $32,342  $10,528    $11,716


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $30.5 million for the nine months ended September 30, 1998 compared with $30.2 million for the nine months ended September 30, 1997.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans, which increased by 35.6% from $4.1 million for the nine months ended September 30, 1997 to $5.5 million for the nine months ended September 30, 1998. This reflects the increase in the size of the servicing portfolios, including the purchases of mortgage servicing rights during the first nine months of 1998, approximately $583.0 million of mortgage loans.

Credit card fee income declined during the quarter by $1.4 million or 15.7%. The decrease was the result of the sale of the merchant processing operation during 1997 and the reduced volume of co-branded credit card transactions.

Gains on the sales of loans were $3.9 million for the nine months ended September 30, 1998 compared to $2.9 million for the nine months ended September 30, 1997. The increase in gains recorded are primarily from mortgage banking activity related to residential mortgage loans.

Other non-interest income decreased $1.2 million to $3.1 million for the nine months ended September 30, 1998 in comparison to the same period in 1997. The decrease resulted from the gain on the sale of REO property and gain on sale of Valley's credit card merchant business which occurred during the nine months ended September 30, 1997.

Non-Interest Expense

The following table presents the components of non-interest expense for the nine and three months ended September 30, 1998 and 1997.


NON-INTEREST EXPENSE

                                     Nine Months Ended       Three Months Ended
                                       September 30            September 30,
                                     1998         1997       1998          1997
                                                  (in thousands)

Salary expense                      $ 36,690     $ 33,580   $ 12,630   $ 11,202
Employee benefit expense               7,935        8,468      2,844      2,680
FDIC insurance premiums                  836          799        271        291
Occupancy and equipment expense       14,899       13,560      5,330      4,610
Credit card expense                    7,318       13,158      1,804      4,682
Amortization of intangible assets      4,339        2,556      2,154        856
Other                                 19,263       18,233      7,216      5,764
                                    $ 91,280     $ 90,354   $ 32,249   $ 30,085


Non-interest expense totaled $91.3 million for the nine month period ended September 30, 1998, relatively unchanged from the 1997 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $44.6 million in 1998 compared to $42.0 million in 1997. At September 30, 1998, full-time equivalent staff was 1,646 compared to 1,575 at September 30, 1997.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 1998 was 45.4%, one of the lowest in the industry, compared with an efficiency ratio of 47.7% for the year ended December 31, 1997 and 46.7% for the nine months ended September 30, 1997. The efficiency ratio during 1997 had been impacted by the acquisition of Midland and net expenses incurred from the credit card program that began during 1996. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Credit card expense includes cardmember rebates, processing expenses, and fraud losses. The decrease in credit card expenses is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

Amortization of intangible assets increased to $4.3 million for the nine months ended September 30, 1998 from $2.6 million for the same period in 1997, representing an increase of $1.8 million or 70.0%. The majority of this increase resulted from the additional amortization of loan servicing rights. Declining interest rates is responsible for a large amount of prepayments, resulting in an increase in amortization expense to reduce the unamortized balance of mortgage servicing rights in line with the portfolio balance and the expected future cash flows.

The significant components of other non-interest expense include advertising, professional fees, stationery and postage, and telephone expense which total approximately $9.6 million for the first nine months of 1998, relatively unchanged from the same period in 1997.

Income Taxes

Income tax expense as a percentage of pre-tax income was 25.5% for the nine months ended September 30, 1998 compared to 33.8% for the same period in 1997. The reduction in the effective tax rate is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. It is anticipated that the effective tax rate will increase during the fiscal year beginning January 1999 over the current 25.5% effective tax rate. Valley is evaluating its current and future tax strategies to minimize the effective tax rate in future periods.


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

The total negative gap repricing within 1 year as of September 30, 1998 is $(561.5) million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.74:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. At September 30, 1998, liquid assets amounted to $1.1 billion, compared to $1.2 billion at December 31, 1997. This represents 23.0 % and 25.6% of earning assets, and 25.6%
and 21.9% of total assets at September 30, 1998 and year-end 1997, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.2 billion and $3.3 billion for the nine months ended
September 30, 1998 and year ended December 31, 1997, respectively, representing 66.7% and 67.4% of average earning assets. Short term borrowings through Federal funds lines and Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. As of September 30, 1998, Valley had outstanding advances of $82.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. During the nine months ended September 30, 1998 proceeds from the sales of investment securities available for sale were $70.4 million, proceeds of $328.7 million were generated from investment maturities, and purchases of investment securities were $251.0 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $473.8 million and $592.0 million, on average, for the nine months ended September 30, 1998 and year ending December 31, 1997, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

As of September 30, 1998, Valley had $891 million of securities available for sale compared with $1.0 billion at December 31, 1997. Those securities are recorded at their fair value on an aggregate basis. As of September 30, 1998, the investment securities available for sale had an unrealized gain of $5.0 million, net of deferred taxes, compared to an unrealized gain of $3.6 million, net of deferred taxes, at December 31, 1997. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of September 30, 1998, total loans were $3.7 billion, compared to $3.6 billion at December 31, 1997, an increase of 3.1%.

The following table reflects the composition of the loan portfolio as of September 30, 1998 and December 31, 1997.



LOAN PORTFOLIO

                                                September 30,      December 31,
                                                   1998               1997
                                                       (in thousands)

Commercial                                      $  450,800         $   453,174
     Total commercial loans                        450,800             453,174

Construction                                        98,437              81,033
Residential mortgage                               906,053             903,201
Commercial mortgage                                906,125             850,234
     Total mortgage loans                        1,910,615           1,834,468

Home equity                                        160,189             168,888
Credit card                                        109,460             145,485
Automobile                                       1,023,426             930,247
Other consumer                                      78,366              90,070
    Total consumer loans                         1,371,441           1,334,690

  Loans                                        $ 3,732,856         $ 3,622,332

As a percent of total loans:
Commercial loans                                      12.1%               12.5%
Mortgage loans                                        51.2                50.6
Consumer loans                                        36.7                36.9
  Total loans                                        100.0%              100.0%



While Valley continues to generate a record volume of residential mortgages, a large portion of its 1998 long-term fixed rate production was sold into the secondary market, to avoid future interest rate risk. Valley sold $108.4 million during the first nine months of 1998 and continues to retain the servicing rights on all of the loans sold.


Non-Performing Assets

Non-performing  assets include  non-accrual  loans and other real estate owned
(OREO). Non-performing assets continued to decrease, and totaled $8.8 million at September 30, 1998, compared with $9.5 million at December 31, 1997, a decrease of $659 thousand or 6.9%. Non-performing assets at September 30, 1998 and December 31, 1997, respectively, amounted to 0.24% and 0.26% of loans and OREO.

Loans 90 days or more past due and not included in the non-performing category totaled $10.0 million at September 30, 1998, compared to $16.4 million at December 31, 1997. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.0 million and $2.0 million at September 30, 1998 and December 31, 1997, respectively.

The following table sets forth non-performing assets and accruing loans which are 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

                                              September 30,        December 31,
                                                 1998                 1997
                                                      (in thousands)

Loans past due in excess of 90 days
   and still accruing                        $  9,997              $ 16,351
Non-accrual loans                               5,756                 7,307
Other real estate owned                         3,070                 2,178
  Total non-performing assets                $  8,826              $  9,485
Troubled debt restructured loans             $  5,158              $  5,248
Non-performing loans as a % of loans             0.15%                 0.20%
Non-performing assets as a % of loans
   plus other real estate owned                  0.24%                 0.26%
Allowance as a % of loans                        1.27%                 1.28%
 Allowance as a % of non-performing assets        536%                  489%


At September 30, 1998 the allowance for loan losses amounted to $47.3 million or 1.27% of loans, as compared to $46.4 million or 1.28% at year-end 1997.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $7.9 million for the nine months ended September 30, 1998 compared with $8.9 million for the nine months ended September 30, 1997.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At September 30, 1998, shareholders' equity totaled $504.4 million or 10.0% of total assets, compared with $475.4 million or 9.3% at year-end 1997. Valley has achieved steady internal capital generation throughout the past five years.

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

Included in shareholders equity as a component of accumulated comprehensive income at September 30, 1998 was a $5.0 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $3.6 million at December 31, 1997. Also included in shareholders equity as a component of accumulated comprehensive income at September 30, 1998 is a translation adjustment of ($820) thousand related to the Canadian subsidiary of Valley National Bank.

Valley's capital position at September 30, 1998 under risk-based capital guidelines was $494.5 million, or 13.1% of risk-weighted assets, for Tier 1 capital and $541.6 million, or 14.4% for Total risked-based capital. The comparable ratios at December 31, 1997 were 12.9% for Tier 1 capital and 14.1% for Total risk-based capital. Valley's ratios at September 30, 1998 are above the "well capitalized" requirements, which require Tier I capital of at least 6% and Total risk-based capital of 10%. The Federal Reserve Board requires "well capitalized" bank holding companies to maintain a minimum leverage ratio of 5.0%. At September 30, 1998 and December 31, 1997, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.7% and 9.2%, respectively.

Book value per share amounted to $9.55 at September 30, 1998 compared with $8.98 per share at December 31, 1997.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 47.1% for the nine month period ended September 30, 1998, compared to 47.3% for the nine month period ended September 30, 1997. Cash dividends declared amounted to $0.72 per share for the nine months ended September 30, 1998 equivalent to a dividend payout ratio of 52.9%, compared to 52.7% for the same period in 1997. Valley declared a five for four stock split on April 9, 1998 to shareholders of record on May 1, 1998, which was issued May 18, 1998. Effective with the July 1, 1997 dividend payment, the annual dividend rate was increased to $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.


Year 2000

Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on Valley's business, operations and financial condition in the future.

Valley has assessed the Y2K issue as it impacts internal IT systems (computer hardware and software systems) and its non-IT systems (facilities, equipment and vendors) and has been developing its plan to timely address the Y2K issue. Valley operates its deposit, loan and general ledger systems on one software system licensed to Valley through a third party. Valley received the Y2K compliant software from the vendor and began testing during September 1998. It is anticipated that the testing for the deposit, loan and general ledger systems will be completed by the end of 1998. Additional Y2K software systems have been received with testing substantially complete. Valley believes it has identified equipment which needs to be upgraded and is in the process of remediation.

Valley currently believes its Y2K compliance plan with respect to its internal hardware and software systems will not have a material adverse effect on Valley's financial condition or results of operations.* However, no assurance can be given that the ultimate costs to address the Y2K issue or the impact of any failure to timely achieve substantial Y2K compliance will not have a material adverse effect on Valley's financial condition or results.*

Valley will utilize both internal and external sources to execute its Y2K plan. Valley's main software system is licensed through a third party vendor for which Valley pays a normal annual licensing fee. This third party vendor has provided Valley with Y2K compliant software. As a result, Valley has been able to maintain a low level of expenditures to date. Since implementing the assessment of Y2K issues, Valley's costs to external sources have been less than $100 thousand. Based on current information, Valley estimates that expenditures related to the execution of its Y2K plan will be approximately
$1.0 million.* These estimates of expenditures are based on Valley's presently available information and may be updated as information becomes available.
The remaining amount to be spent is for additional hardware and software systems.

Valley has also communicated with its significant suppliers, vendors and borrowing customers to determine the extent to which the company is vulnerable to the failure of these third parties to remedy any Y2K issues. Valley can give no assurance that failure to address Y2K issues by third parties on whom Valley's systems, business processes or loan payments rely would not have a material adverse effect on Valley's operations or financial condition.* Valley has implemented a customer awareness program on its website, in brochures in each of its branches and in messages on customer statements to keep customers informed about Y2K as it relates to Valley.

Valley has established a contingency plan for the applications critical to its operations. This plan includes trigger dates in which a contingency vendor would be contacted. The testing phase is almost complete, and Valley does not foresee converting any of these applications to a contingency vendor at this time.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS
No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. Valley must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Valley anticipates that the adoption of SFAS No. 133 will not have a material impact in the financial statements.

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

In October, 1998, the FASB issued No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. Early application is permitted. Valley anticipates adopting SFAS No. 134 during the fourth quarter of 1998. The adoption is not expected to materially affect the financial statements.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   (27)   Financial Data Schedule

b)  Reports on Form 8-K

   None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VALLEY NATIONAL BANCORP
                                       (Registrant)


   Date: November 13,  1998            /s/ Peter Southway
                                       PETER SOUTHWAY
                                       VICE CHAIRMAN




   Date: November 13, 1998
                                       /s/ Alan D. Eskow
                                       ALAN D. ESKOW
                                       SENIOR VICE PRESIDENT
                                       FINANCIAL ADMINISTRATION