Form 10-K
period 1998-12-31
VALLEY NATIONAL BANCORP
filed 1999-03-04
CIK 714310

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-11179

                                   ----------

                             VALLEY NATIONAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                                         22-2477875
   -------------------------------                        ----------------------
   (State or other jurisdiction of                           (I.R.S. employer
   incorporation or organization)                         identification number)

         1455 VALLEY ROAD
         WAYNE, NEW JERSEY                                        07474
---------------------------------------                         ----------
(Address of principal executive office)                         (Zip code)


                                  973-305-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           -----------------------------------------------------------
                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


    Title of each class                Name of each exchange on which registered
--------------------------             -----------------------------------------
COMMON STOCK, NO PAR VALUE                       NEW YORK STOCK EXCHANGE


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

                              YES  X     NO
                                  ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.4 billion on December 31, 1998.

     There were 55,277,593 shares of Common Stock outstanding at February 1,
1999.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Definitive Proxy Statement (the "1999 Proxy Statement") for the 1999 Annual Meeting of shareholders to be held April 7, 1999 will be incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
  Item 1.  Business .......................................................   3
  Item 2.  Properties .....................................................   6
  Item 3.  Legal Proceedings ..............................................   7
  Item 4.  Submission of Matters to a Vote of Security Holders ............   7
  Item 4A. Executive Officers of the Registrant ...........................   7

PART II
  Item 5.  Market for Registrant's Common Equity and Related
            Shareholder Matters ...........................................   8
  Item 6.  Selected Financial Data ........................................   9
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  10
  Item 8.  Financial Statements and Supplementary Data:
            Valley National Bancorp and Subsidiaries:
             Consolidated Statements of Income ............................  30
             Consolidated Statements of Financial Condition ...............  31
             Consolidated Statements of Changes in Shareholders' Equity ...  32
             Consolidated Statements of Cash Flows ........................  33
             Notes to Consolidated Financial Statements ...................  34
             Independent Auditors' Report .................................  57
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  58

PART III
  Item 10. Directors and Executive Officers of the Registrant .............  58
  Item 11. Executive Compensation .........................................  58
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management ................................................  58
  Item 13. Certain Relationships and Related Transactions .................  58

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ...................................................  58
  Signatures ..............................................................  61

                                     PART I

ITEM 1. BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 1998, Valley had consolidated total assets of $5.5 billion, total deposits of $4.7 billion, and total shareholders' equity of $555.8 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 105 branch offices located in northern New Jersey. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits; and full personal and corporate trust services, as well as pension and fiduciary services.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, an investment company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB. Early in 1999, VNB completed the liquidation of its subsidiary which owned and managed residential mortgage loans, and the remaining assets were transferred as a final dividend to VNB.

RECENT DEVELOPMENTS

     On December 17, 1998 Valley signed a definitive merger agreement with Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank, an 8 branch bank headquartered in Wayne, New Jersey. At December 31, 1998 Ramapo had total assets of $337.8 million and deposits of $295.5 million. The transaction is expected to close in the second quarter of 1999 and will be accounted for using the pooling of interests method of accounting. There were approximately 8.1 million shares of Ramapo common stock outstanding at December 31, 1998. The merger agreement provides that 0.425 shares of Valley common stock will be exchanged for each share of Ramapo common stock.

     On October 16, 1998, Valley consummated its previously announced merger with Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B. ("Wayne Savings"), headquartered in Wayne, New Jersey. At the date of acquisition, Wayne had total assets of $272.0 million and deposits of $206.0 million, with 6 branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2.4 million shares of Valley common stock. Each share of common stock of Wayne was exchanged for
1.1 shares of Valley common stock. All financial information in this Form 10-K has been restated for prior years to include Wayne with the exception of share data for the years 1996 and prior which have not been restated for the acquisition of Wayne as the issuance of capital stock in connection with the conversion from the mutual to stock form of Wayne Savings occurred on June 27, 1996.

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

EMPLOYEES

     At December 31, 1998, VNB and its subsidiaries employed 1,752 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") enabled bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity to "opt out" of this provision. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but not authorized de novo branching.

     New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

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

     Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

DIVIDEND LIMITATIONS

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result in substantial part from dividends paid to Valley by VNB. Payment of dividends to Valley by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. Under this limitation, VNB could declare dividends in 1999 to Valley without prior approval of the OCC of up to $46.5 million plus an amount equal to VNB's net profits for 1999 to the date of such dividend declaration. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

LOANS TO RELATED PARTIES

     VNB's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the bank's board of directors.

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

RESTRICTIONS ON ACTIVITIES OUTSIDE THE UNITED STATES

     Valley's activities in Canada are conducted through VNB and in the United States are subject to Section 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10% of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations of VNB are subject to supervision by the FRB, as well as the OCC. In Canada, VNB's activities also are subject to the laws and regulations of Canada and to regulation by Canadian banking authorities. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking with certain significant exceptions.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

     The OCC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has Tier 1 leverage ratio of (a) at least
4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

     In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

BIF PREMIUMS AND RECAPITALIZATION OF SAIF

     VNB is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). VNB had approximately $1.4 billion of deposits at December 31, 1998, with respect to which VNB pays SAIF insurance premiums.

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

     VNB provides banking services at 105 locations of which 45 locations are owned and 60 locations are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                                Executive
                                  Age at         Officer
             Names           December 31, 1998    Since                    Office
             -----           -----------------   -------                   ------

Gerald H. Lipkin ..........         57            1975         Chairman of the Board, President
                                                                and Chief Executive Officer of
                                                                Valley and VNB

Peter Southway ............         64            1965         Vice Chairman of Valley and VNB

Peter Crocitto ............         41            1991         Executive Vice President of
                                                                Valley and VNB

Robert M. Meyer ...........         52            1997         Executive Vice President of
                                                                Valley and VNB

Peter John Southway .......         38            1989         Executive Vice President of
                                                                Valley and VNB

Alan D. Eskow .............         50            1993         Corporate Secretary, Senior Vice
                                                                President and Controller of
                                                                Valley and VNB

Albert L. Engel ...........         50            1998         First Senior Vice President of VNB

Robert J. Farnon ..........         60            1998         First Senior Vice President of VNB

Robert E. Farrell .........         52            1990         First Senior Vice President of VNB

Richard P. Garber .........         55            1992         First Senior Vice President of VNB

Alan D. Lipsky ............         54            1994         First Senior Vice President of VNB

Robert Mulligan ...........         51            1991         First Senior Vice President of VNB

John H. Prol ..............         61            1992         First Senior Vice President of VNB

Jack M. Blackin ...........         56            1993         Senior Vice President of Valley
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

                                        Year 1998                                Year 1997
                           ----------------------------------        ---------------------------------
                             High          Low       Dividend          High          Low      Dividend
                           --------     ---------    --------        ---------    ---------   --------
First Quarter ...........  $34          $28-13/64      $0.22         $21-15/64    $19-21/64     $0.19
Second Quarter ..........   34-3/32      28-13/16       0.25          22-1/2       20-3/16       0.22
Third Quarter ...........   36           25-3/4         0.25          25-13/32     21-21/32      0.22
Fourth Quarter ..........   30           23-3/4         0.25          32-19/64     24-19/64      0.22


     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business--Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data--Note 15 of the Notes to Consolidated Financial Statements".

     There were 7,454 registered shareholders of record as of December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                         Years Ended December 31,
                                                 --------------------------------------------------------------------------
                                                    1998            1997           1996            1995            1994
                                                 -----------     -----------    -----------     -----------     -----------
                                                             (in thousands, except per share data)

SUMMARY OF OPERATIONS:
Interest income (taxable equivalent) ..........  $   394,420     $   393,362    $   376,295     $   367,019     $   338,801
Interest expense ..............................      160,104         165,885        162,791         160,276         130,002
                                                 -----------     -----------    -----------     -----------     -----------
Net interest income (taxable equivalent) ......      234,316         227,477        213,504         206,743         208,799
Less: tax equivalent adjustment ...............        4,764           6,278          7,669           8,535           8,885
                                                 -----------     -----------    -----------     -----------     -----------
 Net interest income ..........................      229,552         221,199        205,835         198,208         199,914
Provision for possible loan losses ............       12,370          12,650          3,556           3,321           6,300
                                                 -----------     -----------    -----------     -----------     -----------
 Net interest income after provision
  for possible loan losses ....................      217,182         208,549        202,279         194,887         193,614
Gains on securities transactions, net .........        1,418           2,150            781           1,109           6,219
Non-interest income ...........................       41,655          40,862         29,455          23,612          21,447
Non-interest expense ..........................      134,757         129,218        124,532         109,674         109,513
                                                 -----------     -----------    -----------     -----------     -----------
Income before income taxes ....................      125,498         122,343        107,983         109,934         111,767
Income tax expense ............................       28,150          35,397         36,479          42,030          41,804
                                                 -----------     -----------    -----------     -----------     -----------
    Net income ................................  $    97,348     $    86,946    $    71,504     $    67,904     $    69,963
                                                 ===========     ===========    ===========     ===========     ===========

PER COMMON SHARE (1)(2):
Earnings per share:
 Basic ........................................  $     1.77       $     1.58     $     1.33     $      1.24     $     1.27
 Diluted ......................................        1.75             1.57           1.33            1.24           1.26
Dividends .....................................        0.97             0.85           0.76            0.72           0.69
Book value ....................................       10.06             9.23           8.16            7.94           7.05
Weighted average shares outstanding:
 Basic ........................................   54,987,473      54,906,154     53,074,424      54,051,473     53,651,151
 Diluted ......................................   55,607,255      55,294,894     53,459,884      54,202,909     54,289,690

RATIOS:
Return on average assets ......................         1.82%           1.63%          1.37%           1.34%          1.42%
Return on average shareholders' equity ........        18.47           17.93          15.74           15.99          17.96
Average shareholders' equity to
 average assets ...............................         9.86            9.07           8.71            8.40           7.91
Dividend payout ...............................        53.47           52.16          53.92           55.43          50.11
Risk-based capital:
 Tier 1 capital ...............................        13.29           13.34          12.60           14.12          13.96
 Total capital ................................        14.51           14.44          13.88           15.32          15.21
Leverage capital ..............................        10.12            9.34           8.51            8.40           8.23

FINANCIAL CONDITION AT YEAR-END:
Assets ........................................  $ 5,541,207     $ 5,360,698    $ 5,359,628     $ 5,217,900    $ 4,996,980
Loans, net of allowance .......................    3,927,982       3,754,892      3,570,651       3,119,837      2,902,003
Deposits ......................................    4,674,689       4,602,321      4,746,012       4,645,955      4,409,250
Shareholders' equity ..........................      555,787         509,303        467,295         449,737        395,154


----------

(1) All per share amounts have been restated to reflect the 5 for 4 stock split issued May 18, 1998, and all prior stock dividends.


(2) Share and earnings per share data for the years 1996 and prior have not been restated for the acquisition of Wayne Bancorp, Inc. as the issuance of capital stock in connection with the conversion from the mutual to stock form of Wayne Savings Bank occurred on June 27, 1996.

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

CAUTIONARY STATEMENT CONCERNING FORWARD- LOOKING STATEMENTS

     This Form 10-K, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

RECENT DEVELOPMENTS

     On December 17, 1998 Valley signed a definitive merger agreement with Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank, an 8 branch bank headquartered in Wayne, New Jersey. At December 31, 1998, Ramapo had total assets of $337.8 million and deposits of $295.5 million. The transaction is expected to close in the second quarter of 1999 and will be accounted for using the pooling of interests method of accounting. There were approximately 8.1 million shares of Ramapo common stock outstanding at December 31, 1998. The merger agreement provides that 0.425 shares of Valley common stock will be exchanged for each share of Ramapo common stock.

     On October 16, 1998, Valley consummated its previously announced merger with Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B. ("Wayne Savings"), headquartered in Wayne, New Jersey. At the date of acquisition, Wayne had total assets of $272.0 million and deposits of $206.0 million, with 6 branch offices located in Bergen, Essex and Passaic County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2.4 million shares of Valley common stock. Each share of common stock of Wayne was exchanged for 1.1 shares of Valley common stock.

EARNINGS SUMMARY

     Net income was $97.3 million, or $1.75 diluted earnings per share, in 1998 compared with $86.9 million, or $1.57 diluted earnings per share, in 1997 (all financial information has been restated for the Wayne acquisition and per share amounts have been restated to give effect to a 5 for 4 stock split issued in May
1998). Return on average assets increased in 1998 to 1.82% from 1.63% in 1997, while the return on average equity also increased to 18.47% in 1998 from 17.93% in 1997.

     The increase in net income for the year ended December 31, 1998, can be primarily attributed to an increase in net interest income of $8.4 million and a reduction in income tax expense, offset by merger-related charges of $3.2 million, net of tax, recorded in connection with the Wayne merger.

NET INTEREST INCOME

     Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $234.3 million for 1998 as compared to $227.5 million for 1997. The increase in net interest income is due to a widening spread between the yield earned on interest-earning assets and funding costs, a modest increase in interest earning assets and the movement of earning assets out of the investment portfolio and into higher yielding loans. The net interest margin increased to 4.60% for 1998 compared to 4.49% for 1997.

     Average interest earning assets increased $27.6 million in 1998, or 0.5% over the 1997 amount. This increase was mainly the result of increased volume of automobile loans and commercial mortgage loans. Average loans increased by $192.5 million or 5.3% over the 1997 amount. Interest income on loans for 1998 increased by $13.1 million over 1997 primarily as a result of an increase in average loans. Offsetting this increase was a decline of $207.2 million in average investment securities or 15.4% from the amount in the portfolio during 1997. Valley purchased approximately $111.8 million of trust preferred investment securities, funded by borrowings from the Federal Home Loan Bank, during the latter part of the fourth quarter of 1998, as part of a leveraging strategy to increase interest earning assets and net interest income. There was minimal effect on average interest earning assets and net interest income for 1998, but the strategy is expected to impact the financial results for 1999. This strategy is expected to expand in 1999 as Valley continues to leverage its strong capital position to grow its balance sheet in a strategy expected to also increase its net income and earnings per share.*

     Average interest-bearing liabilities for 1998 declined $80.1 million from 1997. Average demand deposits continued to grow and increased by $51.5 million or 7.2% over 1997 balances. Average savings deposits decreased by $13.1 million or 0.7%, and average time deposits, mostly rate sensitive municipal deposits, decreased by $129.0 million or 6.1%. Average other borrowings increased $54.5 million for 1998 in comparison to 1997 as Valley increased its borrowings from the Federal Home Loan Bank.

     The following table reflects the components of net interest income for each of the three years ended December 31, 1998, 1997 and 1996.

                                ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                                           NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

                                            1998                              1997                                1996
                            ---------------------------------  ---------------------------------   ---------------------------------
                             Average                  Average   Average                  Average    Average                  Average
                             Balance      Interest      Rate    Balance      Interest      Rate     Balance      Interest      Rate
                            ----------    --------    -------  ----------    --------    -------   ----------    --------      ----

                                                                      (in thousands)

ASSETS
Interest earning assets
Loans (1)(2) .............. $3,844,174    $317,020      8.25%  $3,651,648    $303,888      8.32%   $3,334,825    $277,543      8.32%
Taxable investments (3) ...    963,450      58,951      6.12    1,113,204      69,633      6.26     1,213,657      74,967      6.18
Tax-exempt
 investments(1)(3) ........    173,740      12,131      6.98      231,191      15,917      6.88       288,522      19,626      6.80
Federal funds sold and
 other short-term
 investments ..............    116,993       6,318      5.40       74,725       3,924      5.25        78,934       4,159      5.27
                            ----------    --------      ----   ----------    --------      ----    ----------    --------      ----
Total interest earning
 assets ...................  5,098,357    $394,420      7.74    5,070,768    $393,362      7.76     4,915,938    $376,295      7.65
                                          --------      ----                 --------      ----                  --------      ----
Allowance for possible
 loan losses ..............    (49,539)                           (47,285)                            (47,600)
Cash and due from
 banks ....................    132,687                            151,979                             170,019
Other assets ..............    157,709                            170,462                             181,712
Unrealized gain (loss)
 on securities available
 for sale .................      7,777                               (290)                             (4,732)
                            ----------                         ----------                          ----------
Total assets .............. $5,346,991                         $5,345,634                          $5,215,337
                            ==========                         ==========                          ==========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities
Savings deposits .......... $1,850,646    $ 43,372      2.34%  $1,863,764    $ 44,529      2.39%   $1,887,878    $ 45,143      2.39%
Time deposits .............  1,976,293     105,395      5.33    2,105,307     113,582      5.40     2,095,152     112,795      5.38
                            ----------    --------      ----   ----------    --------      ----    ----------    --------      ----
Total interest bearing
 deposits .................  3,826,939     148,767      3.89    3,969,071     158,111      3.98     3,983,030     157,938      3.97
Federal funds purchased
 and other short-term
 borrowings ...............     53,629       2,531      4.72       46,090       2,303      5.00        38,438       1,776      4.62
Other borrowings ..........    142,087       8,806      6.20       87,611       5,471      6.24        52,825       3,077      5.82
                            ----------    --------      ----   ----------    --------      ----    ----------    --------      ----
Total interest bearing
 liabilities ..............  4,022,655     160,104      3.98    4,102,772     165,885      4.04     4,074,293     162,791      4.00
                                          --------      ----                 --------      ----                  --------      ----
Demand deposits ...........    763,559                            712,090                             640,399
Other liabilities .........     33,692                             45,844                              46,281
Shareholders' equity ......    527,085                            484,928                             454,364
                            ----------                         ----------                          ----------
Total liabilities and
 shareholders' equity ..... $5,346,991                         $5,345,634                          $5,215,337
                            ==========                         ==========                          ==========
Net interest income
 (tax equivalent basis) ...                234,316                            227,477                             213,504
Tax equivalent adjustment .                 (4,764)                            (6,278)                             (7,669)
                                          --------                           --------                            --------
Net interest income .......               $229,552                           $221,199                            $205,835
                                          ========                           ========                            ========
Net interest rate
 differential .............                             3.76%                              3.72%                               3.65%
                                                        ----                               ----                                ----
Net interest margin (4) ...                             4.60%                              4.49%                               4.34%
                                                        ====                               ====                                ====
----------------

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

                                CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                   1998 Compared to 1997                      1997 Compared to 1996
                                                   Increase(decrease)(2)                      Increase(decrease)(2)
                                          --------------------------------------      ----------------------------------
                                           Interest       Volume         Rate         Interest       Volume         Rate
                                           --------      --------      --------       --------       -------       -----
                                                                            (in thousands)
Interest income:
 Loans (1) .............................   $13,132        $15,898       $(2,766)       $26,345       $26,177       $  168
 Taxable investments ...................   (10,682)        (9,192)       (1,490)        (5,334)       (6,095)         761
 Tax-exempt investments(1) .............    (3,786)        (4,008)          222         (3,709)       (3,944)         235
 Federal funds sold and
  other short-term investments .........     2,394          2,280           114           (235)         (204)         (31)
                                           -------        -------       -------        -------       -------       ------
                                             1,058          4,978        (3,920)        17,067        15,934        1,133
                                           -------        -------       -------        -------       -------       ------

Interest expense:

 Savings deposits ......................    (1,157)          (312)         (845)          (614)         (587)         (27)
 Time deposits .........................    (8,187)        (6,893)       (1,294)           787           574          213
 Federal funds purchased and
  other short-term borrowings ..........       228            361          (133)           527           374          153
Other borrowings .......................     3,335          3,377           (42)         2,394         2,207          187
                                           -------        -------       -------        -------       -------       ------
                                            (5,781)        (3,467)       (2,314)         3,094         2,568          526
                                           -------        -------       -------        -------       -------       ------
Net interest income
 (tax equivalent basis) ................   $ 6,839        $ 8,445       $(1,606)       $13,973       $13,366       $  607
                                           =======        =======       =======        =======       =======       ======

----------
(1)  Interest income is adjusted to a tax equivalent basis using a 35% tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

     The following table presents the components of non-interest income for the years ended December 31, 1998, 1997 and 1996.

                               NON-INTEREST INCOME

                                                                         Years Ended December 31,
                                                               ------------------------------------------
                                                                 1998              1997             1996
                                                               -------           -------          -------
                                                                              (in thousands)

      Trust income .......................................     $ 1,375           $ 1,162          $ 1,080
      Service charges on deposit accounts ................      12,674            12,063           11,268
      Gains on securities transactions, net ..............       1,418             2,150              781
      Fees from loan servicing ...........................       7,382             5,576            4,835
      Credit card fee income .............................      10,153            12,643            5,549
      Gains on sales of loans, net .......................       4,863             3,634            1,839
      Other ..............................................       5,208             5,784            4,884
                                                               -------           -------          -------
        Total ............................................     $43,073           $43,012          $30,236
                                                               =======           =======          =======


     Fees from loan servicing increased by 32.4% from $5.6 million in 1997 to $7.4 million in 1998. Included in these fees are gross servicing fees and related ancillary fees for servicing mortgage portfolios owned by VNB Mortgage Services, Inc. ("MSI"), VNB's mortgage servicing subsidiary. MSI serviced loans for other investors of $1.6 billion and $1.2 billion as of December 31, 1998 and 1997, respectively. The increase in the servicing portfolio was due to the acquisition of several portfolios totaling approximately $734.0 million, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments.

     Also included in fees from loan servicing are fees for servicing SBA loans. VNB serviced a total of $78.1 million and $69.7 million of SBA loans as of December 31, 1998 and 1997, respectively, for third-party investors. The increase in the serviced portfolio was due to the origination of new loans by VNB, which were sold to third-party investors.

     Credit card fee income declined by $2.5 million or 19.7%. The decrease was the result of the loss of fee income from the sale of the merchant processing operation during 1997 and the reduced volume of co-branded credit card transactions.

     Gains on the sales of loans were $4.9 million for 1998 compared to $3.6 million for 1997. Gains are recorded primarily from mortgage banking activity related to residential mortgage loans and the sale of SBA loans in the secondary market.

     The significant component of other non-interest income is safe deposit rentals. Other non-interest income decreased $576 thousand to $5.2 million for the year ended December 31, 1998 in comparison to the same period in 1997. The decrease in other non-interest income was due to a one-time gain of $1.6 million recorded on the sale of VNB's merchant credit card business during 1997. Safe deposit rental income remained relatively unchanged and totaled $952 thousand for 1998.

   Non-Interest Expense

     The following table presents the components of non-interest expense for the years ended December 31, 1998, 1997 and 1996.

                              NON-INTEREST EXPENSE

                                                               Years Ended December 31,
                                                     -------------------------------------------
                                                       1998              1997             1996
                                                     --------          --------         --------
                                                                    (in thousands)
      Salary expense ...........................     $ 51,792          $ 46,738         $ 46,201
      Employee benefit expense .................       12,327            11,596           10,813
      FDIC insurance premiums ..................        1,270             1,205           10,083
      Net occupancy expense ....................       12,877            11,653           11,832
      Furniture and equipment expense ..........        8,338             8,036            7,665
      Credit card expense ......................        9,066            17,520            7,518
      Amortization of intangible assets ........        5,546             3,441            3,009
      Merger-related charges ...................        4,539               --               --
      Other ....................................       29,002            29,029           27,411
                                                     --------          --------         --------
        Total ..................................     $134,757          $129,218         $124,532
                                                     ========          ========         ========

     Non-interest expense totaled $134.8 million for 1998, an increase of 4.3% from the 1997 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $64.1 million in 1998 compared to $58.3 million in 1997. At December 31, 1998, full-time equivalent staff was 1,752, compared to 1,699 at the end of 1997.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the year ended December 31, 1998 was 46.7%, one of the lowest in the industry, compared with an efficiency ratio for 1997 of 47.7%. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     Credit card expense includes cardmember rebates, processing expenses and fraud losses. The decrease in credit card expenses is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

     Amortization of intangible assets increased to $5.5 million in 1998 from $3.4 million in 1997, representing an increase of $2.1 million or 61.2%. The majority of this increase resulted from the amortization of loan servicing rights totaling $4.8 million during 1998, compared with $2.6 million for 1997. Declining interest rates are responsible for a large amount of prepayments on mortgage loans, resulting in an increase in amortization expense to reduce the unamortized balance of servicing rights in line with the portfolio balance and the expected future cash flows. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.

     During 1998, Valley recorded merger-related charges of $4.5 million related to the acquisition of Wayne. The major components of merger-related charges are for real estate dispositions, professional fees, personnel expenses and other expenses totaling $1.5 million, $1.4 million, $1.0 million and $600 thousand, respectively.

     The significant components of other non-interest expense include advertising, data processing, professional fees, postage, telephone and stationery expense which total approximately $18.0 million for 1998.

   Income Taxes

     Income tax expense as a percentage of pre-tax income was 22.4% for the year ended December 31, 1998 compared to 28.9% in 1997. The reduction in the effective tax rate since 1996 and through 1998 is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. Because of a change in federal tax law and the completion of the liquidation of its subsidiary which owned and managed residential mortgage loans, the effective tax rate is expected to increase to a normal level during the fiscal year beginning January 1999 over the effective tax rate for 1998 and 1997. However, Valley is evaluating its current and future tax strategies to minimize the increase in its effective tax rate in 1999 and future periods.*

   Year 2000

     Most computer programs have historically been written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and the programs may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issue could have a material adverse impact on Valley's business, operations and financial condition in the future.

     Valley has assessed the Y2K issue as it impacts its internal Information Technology ("IT") systems (computer hardware and software systems) and its non-IT systems (facilities, equipment and vendors) and has developed its plan to address the Y2K issue. Valley operates its deposit, loan and general ledger systems on one software system licensed to Valley through a third party ("primary software vendor"). Valley received the software from its primary software vendor and began testing during September 1998 to verify the vendor's representation that the software is Y2K compliant. The testing for the deposit, loan and general ledger systems, which are the primary functions of this software, has been completed as of the end of 1998. Additional Y2K software systems have been purchased from other vendors and Valley has substantially completed testing those systems for Y2K compliance. Valley believes it has identified equipment which needs to be upgraded and is in the process of remediation.*

     Valley currently believes its Y2K compliance plan with respect to its internal hardware and software systems will not have a material adverse effect on Valley's financial condition or results of operations.* However, no assurance can be given that the ultimate costs to address the Y2K issue or the impact of any failure to timely achieve substantial Y2K compliance will not have a material adverse effect on Valley's financial condition or results.*

     Valley will utilize both internal and external sources to execute its Y2K plan. Valley's main software system is licensed through its primary software vendor for which Valley pays a normal annual licensing fee. As noted above, the vendor has represented that this software system is Y2K compliant, and Valley has substantially completed testing this system for Y2K compliance. As a result, Valley has been able to maintain a low level of expenditures to date. Since implementing the assessment of Y2K issues, Valley's costs to external sources have been approximately $130 thousand. Based on current information, Valley estimates that expenditures related to the execution of its Y2K plan will be approximately $1.0 million.* These estimates of expenditures are based on Valley's presently available information and may be updated as information becomes available. The remaining amount to be spent is for additional hardware and software systems.

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

     Valley has established a contingency plan for the applications critical to its operations. This plan includes trigger dates in which a contingency vendor would be contacted. The testing phase is almost complete, and Valley does not foresee converting any of these applications to a contingency vendor at this time.*

   Business Segments

     VNB has three major business segments it monitors and reports on to manage its business operations. These segments are commercial lending, consumer lending and investment management. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated to each of the three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the three business segments see Part II, Item 8. "Financial Statements and Supplementary Data--Note 19 of the Notes to Consolidated Financial Statements."

CONSUMER LENDING SEGMENT

     The consumer lending segment had a return on average interest-earning assets before taxes of 2.35% for 1998 compared to 2.32% for 1997. The increase in average interest-earning assets of $116.7 million was mostly attributable to increased automobile loans, net of a reduction of $26.4 million in credit card loans during the year. Residential loans did not increase substantially as a large portion of the loans originated in 1998 were sold into the secondary market. The increase in volume offset by a decrease in interest rates caused interest income to rise between 1998 and 1997 by $7.2 million. Interest expense, allocated to segments based upon average interest-earning assets, is a function of the overall interest cost, of the bank, which declined during 1998 as compared to 1997.

     Non-interest income declined by $3.4 million mainly as a result of decreased fees in 1998 on the merchant processing business sold during 1997. Non-interest expense decreased by $9.6 million during 1998 largely as a result of an amendment to the cobranded credit card program during 1997 which reduced cardmember rebates paid by Valley. The increase in the internal transfer expense is proportionate to the increase in volume and portfolio size.

COMMERCIAL LENDING SEGMENT

     The return on average interest-earning assets before taxes for the commercial lending segment declined 24 basis points to 3.80%. Average interest-earning assets increased by $78.3 million during 1998 as a result of increased volume of loans and lower interest rates. Interest rates on these assets declined, largely due to changes in the average lending rate, from 8.88% in 1997 to 8.68% in 1998. Net interest income increased by $3.8 million or 5.0% from 1997 to 1998.

     During 1998 the provision for loan losses increased to $1.7 million, non-interest income remained unchanged and non-interest expense increased by $1.0 million or 11.6% resulting from higher staffing levels and increased other expenses.

INVESTMENT MANAGEMENT SEGMENT

     The return on average interest-earning assets before taxes for the investment segment decreased from 2.13% in 1997 to 1.92% in 1998. The decline in average investments was the result of the investment of proceeds from maturing investments into higher yielding loans during most of 1998. During the latter portion of the fourth quarter of 1998 approximately $111.8 million of trust preferred securities were added to the portfolio as part of a leveraging strategy to increase net interest income and earnings per share for 1999 and future years.*

CORPORATE SEGMENT

     The corporate segment represents assets and income and expense items not directly attributable to a specific segment. The decline in net interest income is related to the decline in average interest-earning assets. Non-interest income, non-interest expense and the internal expense transfer represent the net allocation of income and expenses to each of the interest earning segments. These generally increased, on a net basis, between 1998 and 1997 as cost accounting now identifies various income and expense items previously included in total overhead.

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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $905.0 thousand while an interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately $2.8 million. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

     The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at December 31, 1998. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

                                               INTEREST RATE SENSITIVITY ANALYSIS
                                                                                                                 Total       Fair
                                  Rate       1999        2000        2001      2002      2003     Thereafter    Balance      Value
                                  ----   ----------   ---------   ---------  --------   -------   ----------  ----------  ----------
                                                                           (in thousands)
INTEREST SENSITIVE ASSETS:
Federal funds sold .............  5.08%  $  102,000   $     --    $     --    $    --   $    --   $      --   $  102,000  $  102,000
Investment securities
 held to maturity ..............  7.45       33,300      17,722      13,628      8,492     8,400     155,868     237,410     238,421
Investment securities
 available for sale ............  6.29      520,000     407,481         --         --        --          --      927,481     927,481
Trading account securities .....   --         1,592         --          --         --        --          --        1,592       1,592
Loans, net of unearned income
 Commercial ....................  8.48      271,915      10,077       9,516     62,296    43,404      66,401     463,609     465,620
 Mortgage ......................  7.78      549,943     106,654      86,125    357,873   265,975     725,180   2,091,750   2,103,331
 Consumer ......................  8.09      210,516     268,463     191,561    379,418   250,682     121,851   1,422,491   1,448,138
                                  ----   ----------   ---------   ---------   --------  --------  ----------  ----------  ----------
Total interest sensitive assets . 7.59%  $1,689,266   $(810,397   $ 300,830   $808,079  $568,461  $1,069,300  $5,246,333  $5,286,583
                                  ----   ----------   ---------   ---------   --------  --------  ----------  ----------  ----------

INTEREST SENSITIVE LIABILITIES:

Deposits:
 Savings ........................ 2.19%  $  660,991   $(660,991   $(660,991   $    --   $    --   $      --   $1,982,973  $1,982,973
 Time ........................... 5.23    1,446,617     290,404      35,305     39,596    23,864       1,336   1,837,122   1,847,385
Short-term borrowings ........... 3.70       53,081         --          --         --        --          --       53,081      53,081
Other borrowings ................ 5.89       50,068      28,074       2,080     17,086    82,060      33,581     212,949     214,958
                                  ----   ----------   ---------   ---------   --------  --------  ----------  ----------  ----------
Total interest sensitive
 liabilities .................... 3.77%  $2,210,757   $(979,469   $ 698,376   $ 56,682  $105,924  $   34,917  $4,086,125  $4,098,397
                                  ----   ----------   ---------   ---------   --------  --------  ----------  ----------  ----------
Interest sensitivity gap ........        $ (521,491)  $(169,072)  $(397,546)  $751,397  $462,537  $1,034,383  $1,160,208  $1,188,186
                                         ----------   ---------   ---------   --------  --------  ----------  ----------  ----------
Ratio of interest sensitive
 assets to interest
 sensitive liabilities ..........
                                            (0.76:1)    (0.83:1)    (0.43:1)   14.26:1    5.37:1     30.62:1      1.28:1      1.29:1
                                         ----------   ---------   ---------   --------  --------  ----------  ----------  ----------

     Expected maturities are contractual maturities adjusted for prepayments of principal without taking into consideration contractual cash flows from normal payments. Valley uses certain assumptions to estimate fair values and expected maturities. For investment securities held to maturity and loans, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience. Investment securities available for sale are categorized shorter than their expected maturity because they can be sold at any time to meet estimated liquidity needs. For deposit liabilities, in accordance with standard industry practice and Valley's own historical experience, "decay factors," used to estimate deposit runoff of 33% were used for savings. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. Off-balance sheet items are not considered material.

     The total negative gap repricing within 1 year as of December 31, 1998 is $521.5 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.76:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.

   Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.3 billion at both December 31, 1998 and 1997. This represents 23.9% and 25.9% of earning assets, and 22.6% and 24.6% of total assets at December 31, 1998 and 1997, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.4 billion for both years ended December 31, 1998 and 1997, representing 66.8% and 67.3% of average earning assets. Short-term borrowings through Federal funds lines, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. During the fourth quarter of 1998, Valley borrowed $100.0 million from the FHLB as part of a leveraging strategy to increase earning assets and net interest income. This strategy is expected to expand in 1999.* As of December 31, 1998, Valley had outstanding advances of $212.5 million with the FHLB. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 1998 proceeds from the sales of investment securities available for sale were $93.1 million, and proceeds of $459.4 million were generated from investment maturities. Purchases of investment securities in 1998 were $462.7 million. Short term borrowings and certificates of deposit over $100 thousand amounted to $474.4 million and $603.7 million, on average, for the years ended December 31, 1998 and 1997, respectively.

     During 1998 a substantial amount of loan growth was funded from maturities and normal payments of the investment portfolio. Valley anticipates using funds from the investment portfolio as well as deposit inflows to fund loan growth during 1999.*

     The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 1998. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                (in thousands)

            Less than three months ...........    $286,289
            Three to six months ..............      37,980
            Six to twelve months .............      46,583
            More than twelve months ..........      37,450
                                                  --------
                                                  $408,302
                                                  ========

     Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

   Investment Securities

     The amortized cost of securities held to maturity at December 31, 1998, 1997 and 1996 were as follows:


                                        INVESTMENT SECURITIES HELD TO MATURITY

                                                                           1998          1997            1996
                                                                         --------      --------        --------
                                                                                    (in thousands)
U.S. Treasury securities and other government agencies
 and corporations ..................................................     $    --       $    --         $ 25,608
Obligations of states and political subdivisions ...................       39,220        58,111          83,908
Mortgage-backed securities .........................................       62,088        84,129         129,845
Other debt securities ..............................................      111,922           195           1,978
                                                                         --------      --------        --------
   Total debt securities ...........................................      213,230       142,435         241,339
FRB & FHLB stock ...................................................       24,180        24,180          18,735
                                                                         --------      --------        --------
   Total investment securities held to maturity ....................     $237,410      $166,615        $260,074
                                                                         ========      ========        ========

     The fair value of securities available for sale at December 31, 1998, 1997 and 1996 were as follows:


                                      INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                           1998          1997            1996
                                                                         --------      --------        --------
                                                                                    (in thousands)
U.S. Treasury securities and other government agencies
 and corporations ..................................................     $ 84,998    $  181,154      $  183,634
Obligations of states and political subdivisions ...................      111,781       142,457         177,505
Mortgage-backed securities .........................................      699,624       756,342         698,633
                                                                         --------      --------        --------
   Total debt securities ...........................................      896,403     1,079,953       1,059,772
Equity securities ..................................................       31,078        10,685          10,793
                                                                         --------      --------        --------
   Total investment securities available for sale ..................     $927,481    $1,090,638      $1,070,565
                                                                         ========    ==========      ==========

                                            MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                                                HELD TO MATURITY AT DECEMBER 31, 1998

                             Obligations of            Mortgage-
                           States and Political          Backed               Other Debt
                             Subdivisions             Securities             Securities               Total (4)
                           ------------------      -----------------     -------------------      ------------------
                           Amortized    Yield      Amortized   Yield     Amortized     Yield      Amortized    Yield
                           Cost (1)    (2)(3)      Cost (1)     (2)      Cost (1)       (2)       Cost (1)      (2)
                           --------    ------      ---------   -----     --------      -----      --------     -----
                                                                 (in thousands)

0-1 years ..............   $22,429      5.54%      $   295     8.45%      $    --       -- %      $ 22,724     5.58%
1-5 years ..............    13,411      8.01        61,793     7.41             35     8.46         75,239     7.52
5-10 years .............       254      7.69           --       --              50     7.30            304     7.63
Over 10 years ..........     3,126      7.30           --       --         111,837     7.19        114,963     7.19
                           -------      ----       -------     ----       --------     ----       --------     ----
  Total securities .....   $39,220      6.54%      $62,088     7.41%      $111,922     7.19%      $213,230     7.14%
                           =======      ====       =======     ====       ========     ====       ========     ====



                                            MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                                                AVAILABLE FOR SALE AT DECEMBER 31, 1998

                               US Treasury
                             Securities and
                            Other Government         Obligations of            Mortgage-
                                Agencies          States and Political          Backed
                            and Corporations          Subdivisions            Securities              Total (4)
                           ------------------      -----------------     -------------------     ------------------
                           Amortized    Yield      Amortized   Yield     Amortized     Yield     Amortized   Yield
                           Cost (1)      (2)       Cost (1)   (2)(3)     Cost (1)       (2)      Cost (1)     (2)
                           --------    ------      ---------  ------     --------      -----     ---------   -----
                                                                 (IN THOUSANDS)

0-1 years ..............   $55,586      4.56%      $ 37,364    6.79%     $138,853      5.23%      $231,803    5.32%
1-5 years ..............     4,000      6.10         56,599    7.93       529,185      6.13        589,784    6.30
5-10 years .............    25,000      7.78         12,178    5.95        30,339      6.36         67,517    6.81
Over 10 years ..........       --        --           3,724    9.74           395      6.12          4,119    9.39
                           -------      ----       -------     ----       --------     ----       --------    ----
  Total securities .....   $84,586      5.58%      $109,865    7.38%     $698,772      5.96%      $893,223    6.10%
                           =======      ====       ========    ====      ========      ====       ========    ====

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

     Valley's investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, equity and other securities. There were no securities in the name of any one issuer exceeding 10% of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies. The portfolio generates substantial cash flow. The decision to purchase or sell securities is based upon the current assessment of long and short term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

     At December 31, 1998, Valley had $62.1 million of mortgaged-backed securities classified as held to maturity and $699.6 million of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by Federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower interest rates.

     Included in the mortgage-backed securities portfolio at December 31, 1998 were $191.1 million of collateralized mortgage obligations ("CMO") of which $2.3 million were privately issued. CMO's had a yield of 5.67% and an unrealized gain of $549 thousand at December 31, 1998. Substantially all of the CMO portfolio was classified as available for sale.

     As of December 31, 1998, Valley had $927.5 million of securities available for sale compared with $1.1 billion at December 31, 1997. Those securities are recorded at their fair value on an aggregate basis. As of December 31, 1998, the investment securities available for sale had an unrealized gain of $4.9 million, net of deferred taxes, compared to an unrealized gain of $4.0 million, net of deferred taxes, at December 31, 1997. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1997, in connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

     During the fourth quarter of 1998, Valley purchased approximately $111.8 million of trust preferred securities as part of a leveraging strategy to increase interest earning assets and net interest income.

   Loan Portfolio

     As of December 31, 1998, total loans were $4.0 billion, compared to $3.8 billion at December 31, 1997, an increase of 4.6%. The following table reflects the composition of the loan portfolio for the five years endedDecember 31, 1998.

                                                  LOAN PORTFOLIO

                                           1998           1997          1996           1995           1994
                                        ----------     ----------    ----------     ----------    ----------
                                                                   (in thousands)
Commercial ..........................   $  463,609     $  455,732    $  467,224     $  413,796    $  363,313
                                        ----------     ----------    ----------     ----------    ----------
  Total commercial loans ............      463,609        455,732       467,224        413,796       363,313
                                        ----------     ----------    ----------     ----------    ----------
Construction ........................      101,200         83,609        87,486         75,920        70,251
Residential mortgage ................    1,036,110      1,034,066     1,038,468      1,008,208     1,015,439
Commercial mortgage .................      954,440        866,348       794,170        707,228       649,906
                                        ----------     ----------    ----------     ----------    ----------
  Total mortgage loans ..............    2,091,750      1,984,023     1,920,124      1,791,356     1,735,596
                                        ----------     ----------    ----------     ----------    ----------
Home equity .........................      201,175        196,777       198,928        201,583       181,988
Credit card .........................      107,595        145,485       149,494         22,380        23,298
Automobile ..........................    1,032,783        930,372       811,852        672,589       579,049
Other consumer ......................       80,938         91,101        71,396         65,003        68,538
                                        ----------     ----------    ----------     ----------    ----------
  Total consumer loans ..............    1,422,491      1,363,735     1,231,670        961,555       852,873
                                        ----------     ----------    ----------     ----------    ----------
Less: unearned income ...............          --             (56)         (556)        (1,290)       (2,331)
                                        ----------     ----------    ----------     ----------    ----------
Loans, net of unearned
 income .............................   $3,977,850     $3,803,434    $3,618,462     $3,165,417    $2,949,451
                                        ==========     ==========    ==========     ==========    ==========

As a percent of total loans:
 Commercial loans ...................         11.7%          12.0%         12.9%          13.0%         12.3%
 Mortgage loans .....................         52.6           52.2          53.1           56.6          58.8
 Consumer loans .....................         35.7           35.8          34.0           30.4          28.9
                                             -----          -----         -----          -----         -----
  Total loans .......................        100.0%         100.0%        100.0%         100.0%        100.0%
                                             =====          =====         =====          =====         =====


     The major portion of the increase in loans for 1998 was divided between commercial mortgage and automobile loans. It is not known if the trend of increased lending in these loan types will continue.

     The commercial mortgage loan portfolio has continued its steady increase. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending.

     During 1996, Valley issued a co-branded credit card. Of the $107.6 million of credit card loans outstanding at December 31, 1998, approximately $91.2 million were the result of this co-branded credit card program. The decrease in the credit card portfolio is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

     Automobile loans comprised 26.0% of total loans at December 31, 1998. Automobile loans increased 11.0% during 1998 as a result of increased loan demand and market penetration. Approximately 67.6% of the automobile loan portfolio and 17.6% of the total loan portfolio at December 31, 1998 represented loans originated by VNB through a program with a major insurance company. These loans are subject to Valley's underwriting criteria. During the fourth quarter of 1997, Valley began closing loans in Florida under this program. Valley began an identical program in the State of Pennsylvania in January 1998. The addition of Florida and Pennsylvania resulted in a greater than 60% increase in the number of agents under this program. This expanded Valley's over 40 year relationship with the company to 11 states from Maine to Florida, as well as Canada.

     VNB extended this program during the first quarter of 1996 by establishing a finance company in Toronto, Canada to make auto loans. This Canadian subsidiary had interest income of approximately $1.4 million for the year ended December 31, 1998, and auto loans of $19.0 million at December 31, 1998. These loans are funded by a capital investment by VNB of $7.4 million, with additional funding requirements satisfied by lines of credit in Canadian funds. Any foreign exchange risk is limited to the capital investment by VNB.

     Much of Valley's lending is in northern New Jersey, with the exception of the out-of-state auto lending program. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.

     The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 1998:

                                                         1 Yr. or Less  Over 1 to 5 Yrs.  Over 5 Yrs.    Total
                                                         -------------  ----------------  -----------   --------
                                                                          (in thousands)

Commercial--fixed rate .................................    $  9,034       $ 84,723         $24,028     $117,785
Commercial--adjustable rate ............................     262,351         37,605          45,868      345,824
Real estate construction--fixed rate ...................       6,710          3,244              --        9,954
Real estate construction--adjustable rate ..............      37,006         54,240              --       91,246
                                                            --------       --------         -------     --------
                                                            $315,101       $179,812         $69,896     $564,809
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

     VNB is a preferred U. S. Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware, Maryland, the District of Columbia and sections of Virginia. Between 75% and 80% of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending because it provides a solid source of fee income and loans with floating interest rates tied to the prime lending rate.

     During 1998, VNB originated approximately $25.8 million of SBA loans and sold $22.1 million. Stronger competition and lower conventional lending rates led to a lower volume of new loans during 1998 as compared to 1997. At December 31, 1998, $31.4 million of SBA loans were held in VNB's portfolio and VNB serviced approximately $78.1 million of SBA loans.

   Non-performing Assets

     Non-performing assets include non-accrual loans and other real estate owned ("OREO"). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.

     Non-performing assets continued to decrease, and totaled $9.4 million at December 31, 1998, compared with $11.9 million at December 31, 1997, a decrease of $2.5 million or 20.9%. Non-performing assets at December 31, 1998 and 1997, respectively, amounted to 0.24% and 0.31% of loans and OREO.

     Loans 90 days or more past due and not included in the non-performing category totaled $7.4 million at December 31, 1998, compared to $16.4 million at December 31, 1997. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $175 thousand and $2.0 million at December 31, 1998 and 1997, respectively.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                      LOAN QUALITY

                                                1998       1997        1996        1995      1994
                                              -------    -------     -------     -------    -------
                                                                    (in thousands)
Loans past due in excess of
 90 days and still accruing ...............   $ 7,359    $16,351     $10,166     $ 8,125    $ 8,712
                                              -------    -------     -------     -------    -------
Non-accrual loans .........................   $ 7,063    $ 9,635     $15,258     $16,627    $27,490
                                              -------    -------     -------     -------    -------
Other real estate owned ...................     2,341      2,258       3,866       7,612      9,097
                                              -------    -------     -------     -------    -------
Total non-performing assets ...............   $ 9,404    $11,893     $19,124     $24,239    $36,587
                                              -------    -------     -------     -------    -------
Troubled debt restructured loans ..........   $ 5,127    $ 5,248     $ 5,576     $ 5,209    $   --
                                              -------    -------     -------     -------    -------
Non-performing loans as a % of loans ......      0.18%      0.25%       0.42%       0.53%      0.93%
                                              -------    -------     -------     -------    -------
Non-performing assets as a % of
 loans plus other real estate owed ........      0.24%      0.31%       0.53%       0.76%      1.24%
                                              -------    -------     -------     -------    -------
Allowance as a % of loans .................      1.25%      1.28%       1.32%       1.44%      1.61%
                                              -------    -------     -------     -------    -------

     During 1998, lost interest on non-accrual loans amounted to $972 thousand, compared with lost interest of $1.2 million in 1997.

     Although substantially all risk elements at December 31, 1998 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $2.7 million in potential problem loans at December 31, 1998, which have not been classified as non-accrual, past due or restructured. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Approximately $607 thousand has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1997, Valley had identified approximately $3.6 million of potential problem loans which were not classified as non-accrual, past due or restructured.

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

     Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. The majority of automobile loans are originated through a program with a major insurance company, whose customer base generally has a good credit profile and generally result in lower delinquencies and charge-offs than that typically experienced from traditional sources. These automobile loans are from 11 states, including New Jersey. All loans are subject to Valley's underwriting criteria; therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region.

     The co-branded credit card portfolio was substantially generated through a pre-approved mailing during 1996 utilizing automated credit scoring techniques and additional underwriting standards.

     Management realizes that some degree of risk must be expected in the normal course of lending activities. Reserves are maintained to absorb such potential loan and off-balance sheet credit losses. The allowance for loan losses and related provision are an expression of management's evaluation of the credit portfolio and economic climate.

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for possible loan losses and the allowance for loan losses for the past five years

                                                                 Years Ended December 31,
                                           --------------------------------------------------------------------
                                              1998           1997          1996           1995          1994
                                           ----------     ----------    ----------     ----------    ----------
                                                                      (in thousands)

Average loans outstanding ..............   $3,844,174     $3,651,648    $3,334,825     $3,086,871    $2,762,080
                                           ==========     ==========    ==========     ==========    ==========
Beginning balance--Allowance
 for possible loan losses ..............   $   48,542     $   47,811    $   45,580     $   47,448    $   45,792
                                           ----------     ----------    ----------     ----------    ----------
Loans charged-off:
 Commercial ............................          216          4,647           471          1,217         1,805
 Construction ..........................          --             --            --           2,498           835
 Mortgage-Commercial ...................          980            475           593            646         1,359
 Mortgage-Residential ..................        1,208            496           858            731           288
                                           ----------     ----------    ----------     ----------    ----------
 Consumer ..............................       11,284          8,287         3,996          2,875         2,790
                                           ----------     ----------    ----------     ----------    ----------
                                               13,688         13,905         5,918          7,967         7,077
                                           ----------     ----------    ----------     ----------    ----------

Charged-off loans recovered:

 Commercial ............................          460            522         2,585          1,321           603
 Construction ..........................          222             89           --             --            603
 Mortgage-Commercial ...................          119            214           920             83            61
 Mortgage-Residential ..................          198            121           124             56            23
 Consumer ..............................        1,645          1,040           964          1,318         1,143
                                           ----------     ----------    ----------     ----------    ----------
                                                2,644          1,986         4,593          2,778         2,433
                                           ----------     ----------    ----------     ----------    ----------
Net charge-offs ........................       11,044         11,919         1,325          5,189         4,644
Provision charged to operations ........       12,370         12,650         3,556          3,321         6,300
                                           ----------     ----------    ----------     ----------    ----------
Ending balance--Allowance
 for possible loan losses ..............   $   49,868     $   48,542    $   47,811     $   45,580    $   47,448
                                           ==========     ==========    ==========     ==========    ==========
Ratio of net charge-offs
 during the period to
 average loans outstanding
 during the period .....................         0.29%          0.33%         0.04%          0.17%         0.17%

     The allowance for possible loan losses is maintained at an estimated level necessary to absorb the potential loan losses and other credit risk related charge-offs. It is the result of an analysis which relates outstanding balances to expected reserve levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified loans, non-performing assets and other past due amounts. Additional factors include consideration of exposure to loss including size of credit, existence and nature of collateral, credit record, profitability and general economic conditions.

     The underwriting, growth and delinquency experience in the credit card portfolio will substantially influence the level of the allowance needed to absorb future credit losses. Although credit card loans are generally considered more risky than other types of lending, a higher interest rate is charged to compensate for this increased risk. VNB will continue to closely monitor the need for additions to the allowance.

     During 1998, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio. The provision charged to operation was $12.4 million in 1998 compared to $12.7 million in 1997.

     The following table summarizes the allocation of the allowance for possible loan losses to specific loan categories for the past five years:

                                                               Years Ended December 31,
                      --------------------------------------------------------------------------------------------------------------
                               1998                 1997                 1996                  1995                   1994
                      --------------------  --------------------  --------------------  --------------------   ---------------------
                                   Percent               Percent               Percent               Percent                 Percent
                                   of Loan               of Loan               of Loan               of Loan                 of Loan
                                  Category              Category              Category              Category                Category
                      Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total    Allowance   to Total
                      Allocation   Loans    Allocation   Loans    Allocation   Loans    Allocation    Loans     Allocation    Loans
                      ----------   -----    ----------   -----    ----------   -----    ----------    -----     ----------    -----
                                                                      (in thousands)
Loan category:
 Commercial ........   $14,247       11.7%    $13,250     12.0%   $18,850       12.9%    $15,658       13.0%     $13,532       12.3%
 Mortgage ..........    12,484       52.6      14,736     52.2     11,823       53.1      10,759       56.6       12,412       58.8
 Consumer ..........    11,934       35.7      11,078     35.8      7,135       34.0       7,363       30.4        7,788       28.9
 Unallocated .......    11,203        N/A       9,478      N/A     10,003        N/A      11,800        N/A       13,716        N/A
                       -------      -----     -------    -----    -------      -----     -------      -----      -------      -----
                       $49,868      100.0%    $48,542    100.0%   $47,811      100.0%    $45,580      100.0%     $47,448      100.0%
                       =======      =====     =======    =====    =======      =====     =======      =====      =======      =====

     At December 31, 1998 the allowance for possible loan losses amounted to $49.9 million or 1.25% of loans, net of unearned income, as compared to $48.5 million or 1.28% at year-end 1997.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $11.0 million for the year ended December 31, 1998 compared with $11.9 million for the year ended December 31, 1997. The ratio of net charge-offs to average loans decreased to 0.29% for 1998 compared with 0.33% for 1997. While consumer loan charge-offs increased during 1998, they were at a level less than the level reported throughout the industry on a national basis. Non-performing loans and loans past due 90 days and still accruing in 1998 were less than during 1997.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for possible loan losses totaled $16.5 million and $6.9 million, respectively, at December 31, 1998 and $21.9 million and $8.5 million, respectively, at December 31, 1997. The average balance of impaired loans during 1998 and 1997 was approximately $18.7 million and $25.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during both 1998 and 1997 was $1.4 million and $1.6 million, respectively.

   Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At December 31, 1998, shareholders' equity totaled $555.8 million or 10.0% of total assets, compared with $509.3 million or 9.5% at year-end 1997. Valley has achieved steady internal capital generation and an excess of percentage asset growth throughout the past five years.

     On May 26, 1998 Valley's Board of Directors rescinded its previously announced stock repurchase program after 220,125 shares of Valley common stock had been repurchased. Rescinding the remaining authorization was necessary to comply with certain accounting rules in connection with Valley's acquisition of Wayne.

     Included in shareholders' equity as components of accumulated other comprehensive income at December 31, 1998 was a $4.9 million unrealized gain on investment securities available for sale, net of tax, and a translation adjustment of $852 thousand related to the Canadian subsidiary of VNB, compared to an unrealized gain of $4.0 million and a $343 thousand translation adjustment at December 31, 1997.

     Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders' equity less disallowed intangibles, while Total risk-based capital consists of Tier 1 capital and the allowance for possible loan losses up to 1.25% of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     Valley's capital position at December 31, 1998 under risk-based capital guidelines was $546.1 million, or 13.3% of risk-weighted assets, for Tier 1 capital and $595.9 million, or 14.5% for Total risked-based capital. The comparable ratios at December 31, 1997 were 13.3.% for Tier 1 capital and 14.4% for Total risk-based capital. At December 31, 1998 and 1997, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 10.1% and

9.3%, respectively. Valley's ratios at December 31, 1998 were above the "well capitalized" requirements, which require Tier 1 capital of at least 6% , total risk-based capital of 10% and a minimum leverage ratio of 5%.

     Book value per share amounted to $10.06 at December 31, 1998 compared with $9.23 per share at December 31, 1997.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 46.5% at December 31, 1998, compared to 47.8% at December 31, 1997. Cash dividends declared amounted to $0.97 per share, equivalent to a dividend payout ratio of 53.5% for 1998, compared to 52.2% for the year 1997. The current quarterly dividend rate of $0.25 per share provides for an annual rate of $1.00 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

   Results of Operations--1997 Compared to 1996

     Valley reported net income for 1997 of $86.9 million or $1.57 diluted earnings per share, compared to the $71.5 million, or $1.33 diluted earnings per share earned in 1996 (all amounts have been restated for the Midland and Wayne acquisitions and the per share amounts have been restated to give effect to a 5 for 4 stock split issued in 1998 and a 5% stock dividend issued in 1997).

     Net interest income on a tax equivalent basis increased $14.0 million, or 6.5%, to $227.5 million in 1997. The increase in 1997 was due primarily to an increase in the average balance and average rate on interest bearing assets. This was partially offset by a slight increase in the average balance and average rate on interest bearing liabilities.

     The provision for possible loan loss increased to $12.7 million for the year ended December 31, 1997 as compared to $3.6 million for the year ended December 31, 1996. The increase was recorded as a result of higher net charge-offs totaling $11.9 million in 1997.

     Non-interest income in 1997 amounted to $43.0 million, an increase of $12.8 million or 42.3% compared with 1996. Non-interest expense totaled $129.2 million in 1997, an increase of $4.7 million. These increases were largely the result of additional credit card income and expense. VNB began a co-branded credit card program during 1996.

     Gains on the sales of loans were $3.6 million for 1997 compared to $1.8 million for 1996. The gains recorded are primarily from the sale of the guaranteed portion of SBA loans. The increase reflected the growth in VNB's origination of SBA loans.

     Included in non-interest expense for 1996 is a one time FDIC assessment of $7.4 million. Excluding this one time payment, insurance premiums decreased by $1.5 million for the year ended December 31, 1997 in comparison to the same period in 1996.

     Income tax expense as a percentage of pre-tax income was 28.9% for the year ended December 31, 1997 compared to 33.8% in 1996. The reduction in the effective tax rate from 1996 to 1997 is attributable to a realignment of corporate entities and a lower effective tax rate for state taxes. The reduction in the effective tax rate continued in 1998. The effective tax rate is expected to increase to a normal level during the fiscal year beginning 1999 over the effective tax rate for 1998 and 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                     -------------------------------------------
                                                                       1998              1997             1996
                                                                     --------          --------         --------
                                                                        (in thousands, except for share data)
INTEREST INCOME
Interest and fees on loans (Note 5) ..............................   $316,502          $303,181         $276,743
Interest and dividends on investment securities:
  Taxable ........................................................     57,005            67,944           73,858
  Tax-exempt .....................................................      7,885            10,346           12,757
  Dividends ......................................................      1,946             1,689            1,109
Interest on federal funds sold and other short-term investments ..      6,318             3,924            4,159
                                                                     --------          --------         --------
    Total interest income ........................................    389,656           387,084          368,626
                                                                     --------          --------         --------
INTEREST EXPENSE
Interest on deposits:
  Savings deposits ...............................................     43,372            44,529           45,143
  Time deposits (Note 10) ........................................    105,395           113,582          112,795
Interest on federal funds purchased and securities sold
 under repurchase agreements .....................................        906             1,171            1,128
Interest on other short-term borrowings ..........................      1,625             1,132              648
Interest on other borrowings (Note 11) ...........................      8,806             5,471            3,077
                                                                     --------          --------         --------
    Total interest expense .......................................    160,104           165,885          162,791
                                                                     --------          --------         --------
NET INTEREST INCOME ..............................................    229,552           221,199          205,835
Provision for possible loan losses (Note 6) ......................     12,370            12,650            3,556
                                                                     --------          --------         --------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES .....    217,182           208,549          202,279
                                                                     --------          --------         --------
NON-INTEREST INCOME
Trust income .....................................................      1,375             1,162            1,080
Service charges on deposit accounts ..............................     12,674            12,063           11,268
Gains on securities transactions, net (Note 4) ...................      1,418             2,150              781
Fees from loan servicing (Note 7) ................................      7,382             5,576            4,835
Credit card fee income ...........................................     10,153            12,643            5,549
Gains on sales of loans, net .....................................      4,863             3,634            1,839
Other ............................................................      5,208             5,784            4,884
                                                                     --------          --------         --------
    Total non-interest income ....................................     43,073            43,012           30,236
                                                                     --------          --------         --------
NON-INTEREST EXPENSE
Salary expense (Note 12) .........................................     51,792            46,738           46,201
Employee benefit expense (Note 12) ...............................     12,327            11,596           10,813
FDIC insurance premiums ..........................................      1,270             1,205           10,083
Net occupancy expense (Notes 8 and 14) ...........................     12,877            11,653           11,832
Furniture and equipment expense (Note 8) .........................      8,338             8,036            7,665
Credit card expense ..............................................      9,066            17,520            7,518
Amortization of intangible assets (Note 7) .......................      5,546             3,441            3,009
Merger-related charges (Note 2) ..................................      4,539                --               --
Other ............................................................     29,002            29,029           27,411
                                                                     --------          --------         --------
    Total non-interest expense ...................................    134,757           129,218          124,532
                                                                     --------          --------         --------
INCOME BEFORE INCOME TAXES .......................................    125,498           122,343          107,983
Income tax expense (Note 13) .....................................     28,150            35,397           36,479
                                                                     --------          --------         --------
NET INCOME .......................................................   $ 97,348          $ 86,946         $ 71,504
                                                                     ========          ========         ========
EARNINGS PER SHARE:
  Basic ..........................................................      $1.77             $1.58            $1.33
  Diluted ........................................................       1.75              1.57             1.33
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic .......................................................... 54,987,473        54,906,154       53,074,424
  Diluted ........................................................ 55,607,255        55,294,894       53,459,884

                    See accompanying notes to consolidated financial statements.


                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         December 31,
                                                                            ------------------------------------
                                                                                  1998                 1997
                                                                              ----------            ----------
                                                                            (in thousands, except for share data)
ASSETS
Cash and due from banks ...................................................   $  175,794            $  151,620
Federal funds sold ........................................................      102,000                33,400
Investment securities held to maturity, fair value of $238,421 and
 $168,476 in 1998 and 1997, respectively (Note 3) .........................      237,410               166,615
Investment securities available for sale (Note 4) .........................      927,481             1,090,638
Trading account securities (Note 4) .......................................        1,592                    --
Loans (Note 5) ............................................................    3,954,395             3,786,783
Loans held for sale (Note 5) ..............................................       23,455                16,651
  Less: Allowance for possible loans losses (Note 6) ......................      (49,868)              (48,542
                                                                              ----------            ----------
  Net loans ...............................................................    3,927,982             3,754,892
                                                                              ----------            ----------
Premises and equipment (Note 8) ...........................................       79,774                77,871
Accrued interest receivable ...............................................       29,711                31,210
                                                                              ----------            ---------
Other assets (Notes 7, 9 and 13) ..........................................       59,463                54,452
                                                                              ----------            ----------
    Total assets ..........................................................   $5,541,207            $5,360,698
                                                                              ==========            ==========

LIABILITIES
Deposits:
  Non-interest bearing ....................................................   $  854,594            $  781,239
  Interest bearing:
   Savings ................................................................    1,982,973             1,918,762
   Time (Note 10) .........................................................    1,837,122             1,902,320
                                                                              ----------            ----------
    Total deposits ........................................................    4,674,689             4,602,321
                                                                              ----------            ----------
Federal funds purchased and securities sold under repurchase
 agreements (Note 3) ......................................................       30,414                32,882
Treasury tax and loan account and other short-term borrowings (Note 3) ....       22,667                24,056
Other borrowings (Note 11) ................................................      212,949               146,012
Accrued expenses and other liabilities (Note 12) ..........................       44,701                46,124
                                                                              ----------            ----------
    Total liabilities .....................................................    4,985,420             4,851,395
                                                                              ----------            ----------
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY (Notes 2, 12 and 15) Common stock, no par value, authorized 98,437,500 shares; issued 55,503,060 shares in 1998 and
 55,520,694 shares in 1997 ................................................       24,424                24,345
Surplus ...................................................................      311,611               310,904
Retained earnings .........................................................      223,185               178,739
Unallocated common stock held by the ESOP .................................       (1,331)               (1,604)
Accumulated other comprehensive income ....................................        4,084                 3,614
                                                                              ----------            ----------
                                                                                 561,973               515,998
Treasury stock, at cost (236,735 shares in 1998 and 356,082 shares
 in 1997) .................................................................       (6,186)               (6,695)
                                                                              ----------            ----------
    Total shareholders' equity ............................................      555,787               509,303
                                                                              ----------            ----------
    Total liabilities and shareholders' equity ............................   $5,541,207            $5,360,698
                                                                              ==========            ==========

                    See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  Unallocated  Accumulated
                                                                                    Common        Other
                                                                                     Stock    Comprehensive                Total
                                                  Common               Retained     Held by      Income     Treasury   Shareholders'
                                                   Stock    Surplus    Earnings     the ESOP     (loss)       Stock       Equity
                                                  -------   --------   --------     --------    -------     --------     --------
                                                               (in thousands)
BALANCE-DECEMBER 31, 1995 ......................  $21,900   $216,045   $210,242     $  --       $ 3,460     $ (1,910)    $449,737
Comprehensive income: ..........................     --
Net income .....................................     --         --       71,504        --          --           --         71,504
Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for
 sale, net of tax of $1,744 ....................     --         --         --          --        (3,100)        --
Reclassification adjustment for gains
 included in net income, net of tax of $(290) ..     --         --         --          --          (491)        --
Foreign currency translation adjustment ........     --         --         --          --           (36)        --
                                                                                                -------
Total other comprehensive loss .................     --         --         --          --        (3,627)        --         (3,627)
                                                                                                -------                  --------
Total comprehensive income .....................     --         --         --          --          --           --         67,877
Dividends declared .............................     --         --      (38,556)       --          --           --        (38,556)
Effect of stock incentive plan, net ............       11       (264)    (1,104)       --          --          2,743        1,386
Net proceeds from stock offering,
 net of expenses of $1,272 .....................    1,063     19,963       --          --          --           --         21,026
Unallocated common stock acquired by the ESOP ..     --         --         --        (1,785)       --           --         (1,785)
Stock dividend .................................      409     22,796    (47,173)       --          --         23,845         (123)
Purchase of treasury stock .....................     --         --         --          --          --        (32,267)     (32,267)
                                                  -------   --------   --------     -------     -------     --------     --------
BALANCE-DECEMBER 31, 1996 ......................   23,383    258,540    194,913      (1,785)       (167)      (7,589)     467,295
Comprehensive income:
Net income .....................................     --         --       86,946        --          --           --         86,946
Other comprehensive income (loss), net of tax:
Unrealized gains on securities
 available for sale, net of tax of $3,079 ......     --         --         --          --         5,457         --
Reclassification adjustment for gains
 included in net income, net of tax of $(781) ..     --         --         --          --        (1,369)        --
Foreign currency translation adjustment ........     --         --         --          --          (307)        --
                                                                                                -------
Total other comprehensive income ...............     --         --         --          --         3,781         --          3,781
                                                                                                -------                  --------
Total comprehensive income .....................     --         --         --          --          --           --         90,727
Dividends declared .............................     --         --      (45,350)       --          --           --        (45,350)
Effect of stock incentive plan, net ............       (2)    (1,733)    (1,684)       --          --          5,311        1,892
Stock dividend .................................      964     55,041    (56,086)       --          --           --            (81)
Tax benefit from exercise of stock options .....     --          329       --          --          --           --            329
Allocation of ESOP stock .......................     --          177       --           181        --           --            358
Common stock acquired for stock incentive plan .     --       (1,450)      --          --          --           --         (1,450)
Purchase of treasury stock .....................     --         --         --          --          --         (4,417)      (4,417)
                                                  -------   --------   --------     -------     -------     --------     --------
BALANCE-DECEMBER 31, 1997 ......................   24,345    310,904    178,739      (1,604)      3,614       (6,695)     509,303
Comprehensive income:

Net income .....................................     --         --       97,348        --          --           --         97,348
Other comprehensive income (loss), net of tax:
Unrealized gains on securities
 available for sale, net of tax of $1,055 ......     --         --         --          --         1,874         --
Reclassification adjustment for gains
 included in net income, net of tax of $(523) ..     --         --         --          --          (895)        --
Foreign currency translation adjustment ........     --         --         --          --          (509)        --
                                                                                                -------
Total other comprehensive income ...............     --         --         --          --           470         --            470
                                                                                                -------                  --------
Total comprehensive income .....................     --         --         --          --          --           --         97,818
Dividends declared .............................     --         --      (52,052)       --          --           --        (52,052)
Effect of stock incentive plan, net ............      (10)      (764)      (850)       --          --          3,713        2,089
Allocation of ESOP stock .......................     --          381       --           273        --           --            654
Issuance of stock from treasury ................       89      1,090       --          --          --          3,454        4,633
Purchase of treasury stock .....................     --         --         --          --          --         (6,658)      (6,658)
                                                  -------   --------   --------     -------     -------     --------     --------
BALANCE-DECEMBER 31, 1998 ......................  $24,424   $311,611   $223,185     $(1,331)    $ 4,084     $ (6,186)    $555,787
                                                  =======   ========   ========     =======     =======     ========     ========

                    See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                               --------------------------------------------
                                                                                  1998              1997             1996
                                                                               ---------         ---------        ---------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................   $  97,348         $  86,946        $  71,504
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization .............................................      14,380            12,205           10,481
 Amortization of compensation costs pursuant to
  long term stock incentive plan ...........................................       1,036               898              448
 Provision for possible loan losses ........................................      12,370            12,650            3,556
 Net amortization of premiums and accretion of discounts ...................       3,312             1,105            4,376
 Net deferred income tax (benefit) expense .................................      (2,418)            2,355             (961)
 Net gains on securities transactions ......................................      (1,418)           (2,150)            (781)
 Proceeds from sales of loans ..............................................     181,020            49,972           34,950
 Gain on sales of loans ....................................................      (4,863)           (3,634)          (1,839)
 Proceeds from recoveries of previously charged-off loans ..................       2,644             1,986            4,593
 Net decrease in accrued interest receivable and other assets ..............       4,846             9,174            2,716
 Net decrease in accrued expenses and other liabilities ....................      (4,005)             (969)         (10,174)
                                                                               ---------         ---------        ---------
 Net cash provided by operating activities .................................     304,252           170,538          118,869
                                                                               ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and originations of mortgage servicing rights ...................     (12,101)           (3,905)          (6,167)
 Proceeds from sales of investment securities available for sale ...........      93,093           175,311          143,605
 Proceeds from maturing investment securities available for sale ...........     407,638           231,998          253,112
 Purchases of investment securities available for sale .....................    (338,141)         (379,596)        (233,006)
 Purchases of investment securities held to maturity .......................    (124,513)          (17,905)         (30,640)
 Proceeds from maturing investment securities held to maturity .............      51,784            71,098          100,764
 Net (increase) decrease in federal funds sold and other
  short-term investments ...................................................     (68,600)           54,300           15,600
 Net increase in loans made to customers ...................................    (364,261)         (245,003)        (491,829)
 Purchases of premises and equipment, net of sales .........................     (10,622)          (12,195)         (12,928)
                                                                               ---------         ---------        ---------
 Net cash used in investing activities .....................................    (365,723)         (125,897)        (261,489
                                                                               ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits .......................................      72,368          (144,531)         110,937
 Net (decrease) increase in federal funds purchased and
  other short-term borrowings ..............................................      (3,857)           16,397            2,312
 Advances of other borrowings ..............................................     120,000            92,500           45,000
 Repayments of other borrowings ............................................     (53,063)           (8,559)         (14,054)
 Dividends paid to common shareholders .....................................     (50,052)          (42,805)         (38,373)
 Addition of common shares to treasury .....................................      (6,658)           (4,417)         (32,267)
 Purchase of shares by ESOP ................................................         --                --            (1,785)
 Purchase of shares for stock incentive plan ...............................         --             (1,450)             --
 Common stock issued, net of cancellations .................................       6,907             1,156           21,669
                                                                               ---------         ---------        ---------
 Net cash provided by (used in) financing activities .......................      85,645           (91,709)          93,439
                                                                               ---------         ---------        ---------
 Net increase (decrease) in cash and cash equivalents ......................      24,174           (47,068)         (49,181)
 Cash and cash equivalents at beginning of year ............................     151,620           198,688           247,86
                                                                               ---------         ---------        ---------
 Cash and cash equivalents at end of year ..................................   $ 175,794         $ 151,620         $ 198,68
                                                                               =========         =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest on deposits and borrowings .........   $ 161,538         $ 166,876        $ 162,789
 Cash paid during the year for federal and state income taxes ..............      30,640            28,615           38,278
 Transfer of securities from held to maturity to available for sale ........       1,592            39,833              --

                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

BUSINESS

     Valley National Bancorp ("Valley") is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank ("VNB"), a national banking association providing a full range of commercial, retail and trust services through its branch and ATM network throughout northern New Jersey. VNB also lends through its consumer division and SBA program to borrowers covering territories outside of its branch network and New Jersey. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

BASIS OF PRESENTATION

     The consolidated financial statements of Valley include the accounts of its principal commercial bank subsidiary, VNB and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The financial statements of prior years have been restated to include Wayne Bancorp, Inc., which was acquired on October 16, 1998, in a transaction accounted for as a pooling of interests. Certain reclassifications have been made in the consolidated financial statements for 1997 and 1996 to conform to the classifications presented for 1998.

     In preparing the consolidated financial statements, management has made estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

INVESTMENT SECURITIES

     Investments are classified into three categories: held to maturity; available for sale; and trading. Valley's investment portfolio consists of each of these three categories.

     Investment securities held to maturity, except for equity securities, are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment.

     Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale in the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Unrealized holding gains and losses on such securities are excluded from earnings, but are included as a component of accumulated other comprehensive income which is included in shareholders' equity, net of deferred tax.

     Realized gains or losses on the sale of investment securities available for sale are recognized by the specific identification method and shown as a separate component of non-interest income.

     Trading securities are recorded at market value. Included in non-interest income are unrealized gains resulting from market value adjustments.

     In October, 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement was adopted by Valley and did not materially affect the financial statements.

LOANS AND LOAN FEES

     Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated lives of the loans approximating the effective interest method.

     Loans held for sale consist of residential mortgage loans and SBA loans, and are carried at the lower of cost or estimated fair market value using the aggregate method.

     Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management's judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is sufficiently collateralized and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it again becomes well secured and in the process of collection and all past due amounts have been collected.

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

LOAN SERVICING RIGHTS

     Loan servicing rights are generally recorded when purchased or originated loans are sold, with servicing rights retained. The cost of each loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values. Loan servicing rights, which are classified in other assets, are amortized over the estimated net servicing life and are evaluated on a quarterly basis for impairment based on their fair value. The fair value is estimated using the present value of expected future cash flows along with numerous assumptions including servicing income, cost of servicing, discount rates, prepayment speeds, and default rates. Impairment adjustments, if any, are recognized through the use of a valuation allowance.

STOCK-BASED COMPENSATION

     Valley accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. Valley provides the fair market disclosure required by SFAS No. 123 "Accounting for Stock-based Compensation."

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

COMPREHENSIVE INCOME

     On January 1, 1998, Valley adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial condition. This statement was effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material effect on Valley's financial position or results of operations.

EARNINGS PER SHARE

     For Valley, the numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of common stock options outstanding utilizing the treasury stock method.

     All share and per share amounts have been restated to reflect the 5 for 4 stock split issued May 18, 1998, and all prior stock dividends. Earnings per share for the years 1996 and prior have not been restated for the acquisition of Wayne Bancorp, Inc. as the issuance of capital stock in connection with the conversion from the mutual to stock form of Wayne Savings Bank occurred on June 27, 1996.

TREASURY STOCK

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

IMPACT OF FUTURE ACCOUNTING CHANGES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. Valley must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. Valley anticipates that the adoption of SFAS No. 133 will not have a material impact in the financial statements.

ACQUISITIONS (Note 2)

     On December 17, 1998, Valley signed a definitive merger agreement with Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank, an 8 branch bank headquartered in Wayne, New Jersey. At December 31, 1998 Ramapo had total assets of $337.8 million and deposits of $295.5 million. The transaction is expected to close in the second quarter of 1999 and will be accounted for using the pooling of interests method of accounting. There were approximately 8.1 million shares of Ramapo common stock outstanding at December 31, 1998. The merger agreement provides that 0.425 shares of Valley common stock will be exchanged for each share of Ramapo common stock.

     On October 16, 1998, Valley acquired Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B., headquartered in Wayne, New Jersey. At the date of acquisition, Wayne had total assets of $272.0 million and deposits of $206.0 million, with 6 branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2.4 million shares of Valley common stock. Each share of common stock of Wayne was exchanged for 1.1 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Wayne for all periods presented. Separate results of the combining companies for the years ended December 31, 1997 and 1996 are as follows:

                                                    1997              1996
                                                    ----              ----
                                                        (in thousands)

   Net interest income after provision
    for possible loan losses:
      Valley .................................    $200,091          $194,979
      Wayne ..................................       8,458             7,300
                                                  --------          --------
                                                  $208,549          $202,279
                                                  ========          ========
   Net income:
      Valley .................................    $ 84,992          $ 70,838
      Wayne ..................................       1,954               666
                                                  --------          --------
                                                  $ 86,946          $ 71,504
                                                  ========          ========

     During 1998, Valley recorded merger-related charges of $4.5 million related to the acquisition of Wayne. On an after tax basis, these charges totaled $3.2 million or $0.06 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, senior executives at Wayne; real estate expenses related to the closing of duplicate facilities, mainly two branches and the Wayne headquarters which is currently not in service; professional fees which include investment banking, accounting and legal fees; and other expenses which include data processing and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of merger-related charges are for real estate dispositions, professional fees, personnel expenses and other expenses totaled $1.5 million, $1.4 million, $1.0 million and $600 thousand, respectively. Of the total merger-related charges $2.0 million, or 44.9% were paid through December 31, 1998. It is expected that the remaining liability will be fully utilized in 1999.

     On February 28, 1997, Valley acquired Midland Bancorporation, Inc. ("Midland"), parent of The Midland Bank and Trust Company ("Midland Bank"), headquartered in Paramus, New Jersey. On February 28, 1997, Midland had total assets of $418.6 million and deposits of $380.6 million, with 13 branches located in Bergen County, New Jersey. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 5.0 million shares of Valley common stock. Each share of common stock of Midland was exchanged for 37.5 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Midland for all periods presented.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

     The amortized cost, fair value and gross unrealized gains and losses of securities held to maturity at December 31, 1998 and 1997 were as follows:

                                                                           December 31, 1998
                                                          -----------------------------------------------------
                                                                          Gross        Gross
                                                          Amortized     Unrealized   Unrealized         Fair
                                                            Cost          Gains        Losses           Value
                                                          --------       -------       -------         --------
                                                                            (in thousands)
Obligations of states and political subdivisions ......   $ 39,220        $  558        $ (15)        $ 39,763
Mortgage-backed securities ............................     62,088         1,274          (40)          63,322
Other debt securities .................................    111,922            39         (805)         111,156
                                                          --------        ------        -----         --------
  Total debt securities ...............................    213,230         1,871         (860)         214,241
FRB & FHLB stock ......................................     24,180           --           --            24,180
                                                          --------        ------        -----         --------
  Total investment securities held to maturity ........   $237,410        $1,871        $(860)        $238,421
                                                          ========        ======        =====         ========

                                                                           December 31, 1997

                                                          -----------------------------------------------------
                                                                          Gross        Gross
                                                          Amortized     Unrealized   Unrealized         Fair
                                                            Cost          Gains        Losses           Value
                                                          --------       -------       -------         --------
                                                                            (in thousands)
Obligations of states and political subdivisions ......   $ 58,111        $  455        $(161)        $ 58,405
Mortgage-backed securities ............................     84,129         1,743         (176)          85,696
Other debt securities .................................        195           --           --               195
                                                          --------        ------        -----         --------
  Total debt securities ...............................    142,435         2,198         (337)         144,296
FRB & FHLB stock ......................................     24,180           --           --            24,180
                                                          --------        ------        -----         --------
  Total investment securities held to maturity ........   $166,615        $2,198        $(337)        $168,476
                                                          ========        ======        =====         ========


     The contractual maturities of investments in debt securities held to maturity at December 31, 1998, are set forth in the following table:

                                                           December 31, 1998
                                                       -------------------------
                                                       Amortized          Fair
                                                         Cost            Value
                                                       --------        ---------
                                                           (in thousands)

   Due in one year .................................   $ 22,429        $ 22,505
   Due after one year through five years ...........     13,446          13,866
   Due after five years through ten years ..........        304             309
   Due after ten years .............................    114,963         114,239
                                                       --------        --------
                                                        151,142         150,919
   Mortgage-backed securities ......................     62,088          63,322
                                                      --------         --------
     Total debt securities .........................    213,230         214,241
   FRB & FHLB stock ................................     24,180          24,180
                                                       --------        --------
     Total investment securities held to maturity ..   $237,410        $238,421
                                                       ========        ========

     Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. FRB and FHLB stock do not have contractual maturities.

     The weighted-average remaining life for mortgage-backed securities held to maturity was 2.2 years at December 31, 1998, and 4.1 years at December 31, 1997.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $119.4 million and $129.0 million at December 31, 1998 and 1997, respectively.

     In connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1997, in connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland investment portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

     The amortized cost, fair value and gross unrealized gains and losses of securities available for sale at December 31, 1998 and 1997 were as follows:


                                                                           December 31, 1998
                                                          ----------------------------------------------------
                                                                          Gross        Gross
                                                          Amortized    Unrealized   Unrealized         Fair
                                                            Cost          Gains       Losses           Value
                                                          --------       -------      -------         --------
                                                                             (in thousands)
U.S. Treasury securities and other government
 agencies and corporations ...........................    $ 84,586       $   412      $   --          $ 84,998
Obligations of states and political subdivisions .....     109,865         1,923           (7)         111,781
Mortgage-backed securities ...........................     698,772         4,138       (3,286)         699,624
                                                          --------       -------      -------         --------
  Total debt securities ..............................     893,223         6,473       (3,293)         896,403
Equity securities ....................................      26,284         4,976         (182)          31,078
                                                          --------       -------      -------         --------
  Total investment securities available for sale .....    $919,507       $11,449      $(3,475)        $927,481
                                                          ========       =======      =======         ========


                                                                           December 31, 1997
                                                        ------------------------------------------------------
                                                                          Gross        Gross
                                                         Amortized     Unrealized   Unrealized        Fair
                                                           Cost           Gains       Losses          Value
                                                        ----------       -------      -------       ----------
                                                                             (in thousands)
U.S. Treasury securities and other government
 agencies and corporations ...........................  $  180,703       $   688      $  (237)      $  181,154
Obligations of states and political subdivisions .....     141,409         1,302         (254)         142,457
Mortgage-backed securities ...........................     753,955         5,421       (3,034)         756,342
                                                        ----------       -------      -------       ----------
  Total debt securities ..............................   1,076,067         7,411       (3,525)       1,079,953
Equity securities ....................................       8,106         2,652          (73)          10,685
                                                        ----------       -------      -------       ----------
  Total investment securities available for sale .....  $1,084,173       $10,063      $(3,598)      $1,090,638
                                                        ==========       =======      =======       ==========

     The contractual maturities of investments in debt securities available for sale at December 31, 1998, are set forth in the following table:

                                                            December 31, 1998
                                                          ----------------------
                                                          Amortized       Fair
                                                            Cost          Value
                                                          --------      --------
                                                              (in thousands)

  Due in one year .....................................   $ 92,950      $ 93,287
  Due after one year through five years ...............     60,599        61,794
  Due after five years through ten years ..............     37,178        37,577
  Due after ten years .................................      3,724         4,121
                                                           194,451       196,779
                                                          --------      --------
  Mortgage-backed securities ..........................    698,772       699,624
                                                          --------      --------
    Total debt securities .............................    893,223       896,403
  Equity securities ...................................     26,284        31,078
                                                          --------      --------
    Total investment securities available for sale ....   $919,507      $927,481
                                                          ========      ========


     Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

     The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 1998 and 1997 was 2.3 years and 4.1 years, respectively.

     Gross gains (losses) realized on sales, maturities and other securities transactions, related to securities available for sale, and unrealized holding gains on trading account securities included in earnings for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                              1998        1997       1996
                                                             ------      ------      ------
                                                                     (in thousands)
   Sales transactions:
    Gross gains ...........................................  $  703      $2,374      $1,214
    Gross losses ..........................................      (1)       (209)       (522)
                                                             ------      ------      ------
                                                          .     702       2,165         692
                                                             ------      ------      ------
   Maturities and other securities transactions:
    Gross gains ...........................................     124          10          89
    Gross losses ..........................................     --          (25)        --
                                                             ------      ------      ------
                                                                124         (15)         89
                                                             ------      ------      ------
   Unrealized holding gains on trading account securities:
    Unrealized holding gains ..............................     592         --          --
                                                             ------      ------      ------
    Gains on securities transactions, net .................  $1,418      $2,150      $  781
                                                             ======      ======      ======

     Cash proceeds from sales transactions were $93.1 million, $175.3 million and $143.6 million for the years ended 1998, 1997 and 1996, respectively.

LOANS (Note 5)

     The detail of the loan portfolio as of December 31, 1998 and 1997 was as follows:

                                                 1998              1997
                                              ----------        ----------
                                                     (in thousands)

        Commercial ........................   $  463,609        $  455,732
                                              ----------        ----------
          Total commercial loans ..........      463,609           455,732
                                              ----------        ----------
        Construction ......................      101,200            83,609
        Residential mortgage ..............    1,036,110         1,034,066
        Commercial mortgage ...............      954,440           866,348
                                              ----------        ----------
          Total mortgage loans ............    2,091,750         1,984,023
                                              ----------        ----------
        Home equity .......................      201,175           196,777
        Credit card .......................      107,595           145,485
        Automobile ........................    1,032,783           930,372
        Other consumer ....................       80,938            91,101
                                              ----------        ----------
          Total consumer loans ............    1,422,491         1,363,735
                                              ----------        ----------
        Less: unearned income .............          --                (56)
                                              ----------        ----------
        Loans, net of unearned income .....   $3,977,850        $3,803,434
                                              ==========        ==========

     Included in the table above are loans held for sale in the amount of $23.5 million and $16.7 million at December 31, 1998 and 1997, respectively.

     VNB grants loans in the ordinary course of business to its directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1998:

                                                         1998
                                                     --------------
                                                     (in thousands)

          Outstanding at beginning of year ...........  $25,450
          New loans and advances .....................   11,582
          Repayments .................................  (12,128)
                                                        -------
          Outstanding at end of year .................  $24,904
                                                        =======


     The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing and non-performing assets at December 31, 1998 and 1997 were as follows:

                                                               1998       1997
                                                              ------    -------
                                                               (in thousands)

   Loans past due in excess of 90 days and still accruing ..  $7,359    $16,351
                                                              ======    =======
   Non-accrual loans .......................................  $7,063    $ 9,635
   Other real estate owned .................................   2,341      2,258
                                                              ------    -------
    Total non-performing assets ............................  $9,404    $11,893
                                                              ======    =======
   Troubled debt restructured loans ........................  $5,127    $ 5,248
                                                              ======    =======

     The amount of interest income that would have been recorded on non-accrual loans in 1998, 1997 and 1996 had payments remained in accordance with the original contractual terms approximated $1.2 million, $1.5 million and $1.6 million, while the actual amount of interest income recorded on these types of assets in 1998, 1997 and 1996 totaled $244 thousand, $336 thousand and $1.8 million, resulting in lost (recovered) interest income of $972 thousand, $1.2 million, and $(159) thousand, respectively.

     At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $16.5 million and $6.9 million, respectively, at December 31, 1998 and $21.9 million and $8.5 million, respectively, at December 31, 1997. The average balance of impaired loans during 1998 and 1997 was approximately $18.7 million and $25.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 1998 and 1997 was $1.4 million and $1.6 million, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES (Note 6)

     Transactions in the allowance for possible loan losses during 1998, 1997 and 1996 were as follows:

                                                  1998        1997        1996
                                                -------     -------     -------
                                                           (in thousands)

  Balance at beginning of year ..............   $48,542     $47,811     $45,580
  Provision charged to operating expense ....    12,370      12,650       3,556
                                                -------     -------     -------
                                                 60,912      60,461      49,136
                                                -------     -------     -------
  Less net loan charge-offs:
   Loans charged-off ........................   (13,688)    (13,905)     (5,918)
   Less recoveries on loan charge-offs ......     2,644       1,986       4,593
                                                -------     -------     -------
  Net loan charge-offs ......................   (11,044)    (11,919)     (1,325)
                                                -------     -------     -------
  Balance at end of year ....................   $49,868     $48,542     $47,811
                                                =======     =======     =======


LOAN SERVICING (Note 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and originated by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.6 billion, $1.2 billion and $1.1 billion at December 31, 1998, 1997 and 1996, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

     VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $78.1 million and $69.7 million of SBA loans as of December 31, 1998 and 1997, respectively, for third-party investors.

     The costs associated with acquiring loan servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated net servicing income.

     The following table summarizes the change in loan servicing rights during the years ended December 31, 1998, 1997 and 1996:

                                            1998          1997           1996
                                          -------        -------        -------
                                                     (in thousands)

   Balance at beginning of year ........  $13,471        $12,187        $ 8,094
   Purchase and origination of loan
    servicing rights ...................   11,986          3,905          6,167
   Amortization expense ................   (4,692)        (2,621)        (2,074)
                                          -------        -------        -------
   Balance at end of year ..............  $20,765        $13,471        $12,187
                                          =======        =======        =======

     Amortization expense is included in amortization of intangible assets.

PREMISES AND EQUIPMENT (Note 8)

     At December 31, 1998 and 1997, premises and equipment consisted of:

                                                           1998        1997
                                                         --------    --------
                                                            (in thousands)

    Land .............................................   $ 18,297    $ 17,795
    Buildings ........................................     51,461      48,093
    Leasehold improvements ...........................     14,584      12,311
    Furniture and equipment ..........................     64,413      59,934
                                                         --------    --------
                                                          148,755     138,133
    Less: Accumulated depreciation and amortization ..    (68,981)    (60,262)
                                                         --------    --------
    Premises and equipment ...........................   $ 79,774    $ 77,871
                                                         ========    ========

     Depreciation and amortization included in non-interest expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $8.4 million, $8.9 million and $7.5 million, respectively.

OTHER ASSETS (Note 9)

     At December 31, 1998 and 1997, other assets consisted of the following:

                                                1998          1997
                                              --------      --------
                                                  (in thousands)

    Loan servicing rights ................    $20,765        $13,471
    Goodwill .............................      2,673          2,922
    Core deposit intangible ..............      1,210          1,816
    Other real estate owned, net .........      2,341          2,258
    Deferred tax asset ...................     14,806         12,920
    Other ................................     17,668         21,065
                                               ------         ------
     Total other assets ..................    $59,463        $54,452
                                              =======        =======


DEPOSITS (Note 10)

     Included in time deposits at December 31, 1998 and 1997 are certificates of deposit over $100 thousand of $408.3 million and $483.6 million, respectively.

     Interest expense on time deposits of $100 thousand or more totaled approximately $19.7 million, $26.9 million and $24.5 million in 1998, 1997 and 1996, respectively.

     The scheduled maturities of time deposits as of December 31, 1998 are as follows:

                                                 (in thousands)

            1999 ...............................   $1,446,617
            2000 ...............................      290,404
            2001 ...............................       35,305
            2002 ...............................       39,596
            2003 ...............................       23,864
            Thereafter .........................        1,336
                                                   ----------
                                                   $1,837,122
                                                   ==========

OTHER BORROWINGS (NOTE 11)

     At December 31, 1998 and 1997, other borrowings consisted of the following:

                                                  1998           1997
                                                --------       --------
                                                     (in thousands)

            FHLB advances ....................  $212,500       $145,500
            Other ............................       449            512
                                                --------       --------
             Total other borrowings ..........  $212,949       $146,012
                                                ========       ========


     The Federal Home Loan Bank (FHLB) advances have a weighted average interest rate of 5.89% at December 31, 1998 and 6.25% at December 31, 1997. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                      (in thousands)

            1999 ...................................     $ 50,000
            2000 ...................................       28,000
            2001 ...................................        2,000
            2002 ...................................       17,000
            2003 ...................................       82,000
            Thereafter .............................       33,500
                                                         --------
                                                         $212,500
                                                         ========

     Interest expense of $8.8 million, $5.4 million and $3.0 million was recorded on FHLB advances during the years ended December
31, 1998, 1997 and 1996, respectively.

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

     In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. The adoption did not materially effect the financial statements. In connection with the adoption of this Statement, all prior period data presented has been restated to conform with SFAS No. 132.

     The following table sets forth change in projected benefit obligation, change in fair value of plan assets, funded status and amounts recognized in Valley's financial statements for the pension plans at December 31, 1998 and 1997:

                                                          1998           1997
                                                         -------        -------
                                                             (in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year .....  $18,236        $16,217
 Service cost .........................................    1,346          1,095
 Interest cost ........................................    1,212          1,191
 Actuarial loss .......................................      145            400
 Benefits paid ........................................     (966)          (667)
                                                         -------        -------
Projected benefit obligation at end of year ...........  $19,973        $18,236
                                                         =======        =======
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year ........  $21,638        $16,776
 Actual return on plan assets .........................    2,758          4,818
 Employer contributions ...............................      --             711
 Benefits paid ........................................     (966)          (667)
                                                         -------        -------
Fair value of plan assets at end of year ..............  $23,430        $21,638
                                                         =======        =======
Funded status .........................................  $ 3,457        $ 3,402
Unrecognized net asset ................................     (365)          (420)
Unrecognized prior service cost .......................      367            471
Unrecognized net actuarial gain .......................   (7,677)        (6,942)
Intangible asset ......................................      (79)          (107)
                                                         -------        -------
Accrued benefit cost ..................................  $(4,297)       $(3,596)
                                                         =======        =======


     Net periodic pension expense for 1998, 1997 and 1996 included the following components:

                                                1998         1997         1996
                                               ------       ------       ------
                                                        (in thousands)

Service cost ...............................   $1,346       $1,095       $1,317
Interest cost ..............................    1,212        1,191        1,119
Expected return on plan assets .............   (1,673)      (1,320)      (2,096)
Net amortization and deferral ..............      (56)          71          962
Recognized prior service cost ..............      105          118          --
Recognized net gains .......................     (191)         (33)         --
                                               ------       ------       ------
Total net periodic pension expense .........   $  743       $1,122       $1,302
                                               ======       ======       ======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 6.75% and 5.00%, respectively, for 1998 and 7.00% and 5.00% for 1997. The expected long term rate of return on assets was 9.00% for both 1998 and 1997 and the weighted average discount rate used in computing pension cost was 7.00% and 7.25% for 1998 and 1997, respectively. The pension plan held 49,841 shares of Valley National Bancorp stock at both December 31, 1998 and 1997.

BONUS PLAN

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees' compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1998, 1997 and 1996 were $2.6 million, $2.2 million and $1.8 million, respectively.

SAVINGS PLAN

     VNB maintains a 401K Savings and Investment Plan. This plan covers eligible employees of VNB and its subsidiaries. The 401K plan allows employees to contribute from 1% to 15% of their salary with VNB matching a certain percentage out of its current years earnings with the distribution of VNB's contributions subject to a vesting schedule. VNB's 401K contributions, net of forfeitures, for 1998, 1997 and 1996 amounted to $772 thousand, $887 thousand and $1.2 million, respectively.

ESOP PLAN

     VNB maintains an Employee Stock Ownership Plan ("ESOP") as a result of the merger with Wayne. In 1998 and 1997, 24,217 shares and 19,863 shares, respectively, were allocated to participants. ESOP expense for 1998 and 1997, was $607 thousand and $357 thousand, respectively. The amount of the loan from Valley to the ESOP was $1.3 million at December 31, 1998, and has a remaining term of eight years at an interest rate of 8.25%. At December 31, 1998 and 1997 unallocated shares in the ESOP were 152,282 and 176,499, respectively.

STOCK OPTION PLAN

     At December 31, 1998, Valley has a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1998        1997       1996
                                             ----        ----       ----
                                                     (in thousands,
                                                 except for share data)

            Net income
             As Reported .................. $97,348     $86,946     $71,504
             Pro forma ....................  96,517      86,471      70,734
            Earnings per share
             As Reported:
              Basic .......................   $1.77       $1.58       $1.33
              Diluted .....................    1.75        1.57        1.33
             Pro forma:
              Basic .......................   $1.76       $1.57       $1.33
              Diluted .....................    1.74        1.56        1.32

     Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 2.5 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equal 100 percent of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland and assumed by Valley have no vesting period and a maximum term of fifteen years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 3.50 percent for 1998 and 1997 and 4.36 percent for 1996; weighted-average risk-free interest rate of 5.0 percent for 1998, 5.75 percent for 1997 and 6.5 percent for 1996, and expected volatility of 18.5 percent for 1998, 23.9 percent for 1997 and 24.3 percent for 1996. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years.

     A summary of the status of qualified and non-qualified stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                         1998                  1997                 1996
                                                 -------------------   --------------------  -------------------
                                                           Weighted-              Weighted-            Weighted-
                                                            Average                Average              Average
                                                           Exercise               Exercise             Exercise
      Stock Options                               Shares     Price       Shares     Price     Shares     Price
      -------------                              ---------  -------    ---------  --------   --------   --------
Outstanding at Beginning of year ............    1,383,907    $16      1,141,818    $13       718,820    $14
Granted .....................................      244,851     27        466,857     21       520,044     11
Exercised ...................................      (94,828)    14       (205,029)    11       (75,724)     9
Forfeited ...................................      (15,998)    22        (19,739)    18       (21,322)    15
                                                 ---------             ---------            ---------
Outstanding at end of year ..................    1,517,932     18      1,383,907     16     1,141,818     13
                                                 =========             =========            =========
Options exercisable at year-end .............      747,434     13        643,432     12       691,235     10
                                                 =========             =========            =========
Weighted-average fair value of options
 granted during the year ....................        $6.08                 $5.60                $5.60


     The following table summarizes information about stock options outstanding at December 31, 1998:

                               Options Outstanding                           Options Exercisable
                 -----------------------------------------------      -------------------------------
                                   Weighted-
                                    Average
 Range of                          Remaining         Weighted-                            Weighted-
 Exercise          Number         Contractual         Average           Number             Average
  Prices         Outstanding         Life         Exercise Price      Exercisable      Exercise Price
 --------        -----------      -----------     --------------      -----------      --------------
  $ 5-13           322,200        10.6 years           $ 7              322,200             $ 7
   13-19           562,826         6.4                  16              327,382              16
   19-25           359,760         8.5                  23               90,353              22
   25-32           273,146         9.6                  27                7,499              26
                 ---------                                              -------
    5-32         1,517,932         8.4                  18              747,434              13
                 =========                                              =======

     During 1998, 1997 and 1996, stock appreciation rights granted in tandem with stock options were 10,375, 10,894 and 13,771, respectively. There were 45,858, 35,483 and 38,159 stock appreciation rights outstanding as of December 31, 1998, 1997 and 1996, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 1998, 1997 and 1996.

          Restricted
         Stock Awards                          1998         1997         1996
         ------------                        -------      -------      -------
Outstanding at beginning of year .........   189,978      103,948       92,537
Granted ..................................    51,841      123,904       41,524
Vested ...................................   (48,766)     (31,600)     (26,836)
Forfeited ................................    (1,987)      (6,274)      (3,277)
                                             -------      -------      -------
Outstanding at end of year ...............   191,066      189,978      103,948
                                             =======      =======      =======


     The amount of compensation costs related to restricted stock awards included in salary expense in 1998, 1997 and 1996 amounted to $1.0 million, $717 thousand and $448 thousand, respectively.


INCOME TAXES (Note 13)

     Income tax expense included in the financial statements consisted of the following:

                                               1998         1997         1996
                                              -------      -------      -------
                                                       (in thousands)
Income tax from operations:
 Current:
  Federal .................................   $27,494      $31,412      $34,145
  State ...................................     3,074        1,630        3,295
                                              -------      -------      -------
                                               30,568       33,042       37,440
 Deferred:
  Federal and State .......................    (2,418)       2,355         (961)
                                              -------      -------      -------
    Total income tax expense ..............   $28,150      $35,397      $36,479
                                              =======      =======      =======


     The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                        1998            1997
                                                       -------        -------
                                                          (in thousands)
Deferred tax assets:
 Allowance for possible loan losses ...............    $20,061        $19,144
 State privilege year taxes .......................        472            311
 Non-accrual loan interest ........................        475            477
 Other ............................................      5,363          3,567
                                                       -------        -------
  Total deferred tax assets                             26,371         23,499
                                                       -------        -------
Deferred tax liabilities:
 Tax over book depreciation .......................      3,171          3,470
 Purchase accounting adjustments ..................        496            552
 Unearned discount on investments .................        502            836
 Investment securities available for sale .........      3,038          2,506
 Other ............................................      4,358          3,215
                                                       -------        -------
  Total deferred tax liabilities ..................     11,565         10,579
                                                       -------        -------
Net deferred tax assets ...........................    $14,806        $12,920
                                                       =======        =======

     A reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                    1998           1997           1996
                                                   -------        -------        -------
                                                              (in thousands)
Tax at statutory federal income tax rate .......   $43,924        $42,820        $37,794
Increases (decreases) resulted from:
 Tax-exempt interest, net of interest
  incurred to carry tax-exempts ................    (2,777)        (3,652)        (4,531)
 State income tax, net of federal tax benefit ..     1,652          1,416          2,557
 Realignment of corporate entities .............   (15,406)        (6,215)           --
 Other, net ....................................       757          1,028            659
                                                   -------        -------        -------
 Income tax expense ............................   $28,150        $35,397        $36,479
                                                   =======        =======        =======


COMMITMENTS AND CONTINGENCIES (Note 14)

LEASE COMMITMENTS

     Certain bank facilities are occupied under non-cancelable long term operating leases which expire at various dates through 2047. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                  (in thousands)
                                                  --------------
               1999 .............................    $ 4,237
               2000 .............................      3,968
               2001 .............................      3,632
               2002 .............................      3,065
               2003 .............................      2,861
               Thereafter .......................      8,825
                                                     -------
                Total lease commitments .........    $26,588
                                                     =======
     Net occupancy expense for 1998, 1997 and 1996 included approximately $2.9 million, $2.5 million and $2.9 million, respectively, of rental expenses for leased bank facilities.


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

     The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1998 and 1997:


                                                               1998              1997
                                                            ----------        ----------
                                                                   (in thousands)
Standby and commercial letters of credit .................   $  65,384         $  49,959
Commitments under unused lines of credit-credit card .....     808,760         1,074,810
Commitments under unused lines of credit-other ...........     485,808           524,302
Outstanding loan commitments .............................     328,583           215,281
                                                            ----------        ----------
Total financial instruments with off-balance
 sheet risk ..............................................  $1,688,535        $1,864,352
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

     At December 31, 1998, VNB had commitments to sell residential mortgage loans and SBA loans totaling $4.6 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 1998, Valley exceeded all capital adequacy requirements to which it was subject.

     The most recent notification received from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Valley must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     Valley's actual capital amounts and ratios as of December 31, 1998 and 1997 are presented in the following table:

                                                                                         To be Well Capitalized
                                                                                              Under Prompt
                                                                  Minimum Capital           Corrective Action
                                              Actual               Requirements                Provisions
                                       -------------------       --------------------       ------------------
                                        Amount       Ratio        Amount        Ratio        Amount      Ratio
                                       --------      -----       --------       -----       --------     -----

                                                                   (in thousands)
As of December 31, 1998
 Total Risk-based Capital ...........  $595,921       14.5%      $328,670        8.0%       $410,837      10.0%
 Tier I Risk-based Capital ..........   546,053       13.3        164,335        4.0         246,502       6.0
 Tier I Leverage Capital ............   546,053       10.1        215,865        4.0         269,831       5.0

As of December 31, 1997
 Total Risk-based Capital ...........   542,003       14.4        300,368        8.0         375,460      10.0
 Tier I Risk-based Capital ..........   501,002       13.3        150,184        4.0         225,276       6.0
 Tier I Leverage Capital ............   501,002        9.3        214,464        4.0         268,080       5.0


DIVIDEND RESTRICTIONS

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 1999 without prior approval of the OCC of up to $46.5 million plus an amount equal to VNB's net profits for 1999 to the date of such dividend declaration.

SHARES OF COMMON STOCK

     The following table summarizes the share transactions for the three years ended December 31, 1998:

                                                                      Shares in
                                                    Shares Issued     Treasury
                                                    -------------    ----------
 Balance, December 31, 1995 .....................    49,550,214       (138,613)
  Stock dividend (5%) ...........................     1,002,025      1,178,743
  Effect of stock incentive plan, net ...........        26,688        126,595
  Issuance of stock .............................     2,454,521            --
  Purchase of treasury stock ....................       (16,838)    (1,510,186)
                                                     ----------       --------
 Balance, December 31, 1996 .....................    53,016,610       (343,461)
  Stock dividend (5%) ...........................     2,511,465            --
  Effect of stock incentive plan, net ...........        (7,381)       226,695
  Purchase of treasury stock ....................           --        (239,316)
                                                     ----------       --------
 Balance, December 31, 1997 .....................    55,520,694       (356,082)
  Effect of stock incentive plan, net ...........       (17,634)       152,472
  Purchase of treasury stock ....................           --        (220,125)
  Issuance of stock from treasury ...............           --         187,000
                                                     ----------       --------
 Balance, December 31, 1998 .....................    55,503,060       (236,735)
                                                     ==========       ========


TREASURY STOCK

     On May 26, 1998 Valley's Board of Directors rescinded its previously announced stock repurchase program after 220,125 shares of Valley common stock had been repurchased. Rescinding the remaining authorization was undertaken in connection with Valley's acquisition of Wayne.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 16)


                                                                           Quarters Ended 1998
                                                          ----------------------------------------------------
                                                          March 31        June 30       Sept 30        Dec 31
                                                          --------        -------       -------        -------
                                                                  (in thousands, except for share data)
Interest income ........................................   $97,334        $97,449       $98,055        $96,818
Interest expense .......................................    40,499         40,185        40,210         39,210
Net interest income ....................................    56,835         57,264        57,845         57,608
Provision for possible loan losses .....................     2,570          3,385         3,070          3,345
Non-interest income ....................................    10,400         11,037        10,813         10,823
Non-interest expense ...................................    31,127         31,173        33,710         38,747
Income before income taxes .............................    33,538         33,743        31,878         26,339
Income tax expense .....................................     9,859          8,760         7,020          2,511
Net income .............................................    23,679         24,983        24,858         23,828

Earnings per share:
 Basic .................................................      0.43           0.45          0.45           0.43
 Diluted ...............................................      0.43           0.45          0.45           0.43
Cash dividends per share ...............................      0.22           0.25          0.25           0.25

Average shares outstanding:
 Basic ..............................................   55,024,368     54,962,274    54,974,545     54,988,705
 Diluted ............................................   55,641,013     55,630,639    55,610,876     55,546,491


                                                                           Quarters Ended 1997
                                                          ----------------------------------------------------
                                                          March 31        June 30       Sept 30        Dec 31
                                                          --------        -------       -------        -------
                                                                  (in thousands, except for share data)
Interest income ........................................   $95,717        $96,178       $97,333        $97,856
Interest expense .......................................    41,306         40,751        41,711         42,117
Net interest income ....................................    54,411         55,427        55,622         55,739
Provision for possible loan losses .....................     1,325          1,975         2,275          7,075
Non-interest income ....................................    10,298         10,655        11,911         10,148
Non-interest expense ...................................    30,790         32,339        31,628         34,461
Income before income taxes .............................    32,594         31,768        33,630         24,351
Income tax expense .....................................    11,190         10,768        11,291          2,148
Net income .............................................    21,404         21,000        22,339         22,203

Earnings per share:
 Basic .................................................      0.39           0.38          0.41           0.40
 Diluted ...............................................      0.39           0.38          0.40           0.40
Cash dividends per share ...............................      0.19           0.22          0.22           0.22

Average shares outstanding:
 Basic ..............................................   54,988,277     54,903,132    54,883,028     54,850,180
 Diluted ............................................   55,301,744     55,248,595    55,257,535     55,371,704


PARENT COMPANY INFORMATION (Note 17)

CONDENSED STATEMENTS OF INCOME

                                                                                  Years Ended December 31,
                                                                           ------------------------------------
                                                                            1998            1997         1996
                                                                           -------        -------       -------
                                                                                       (in thousands)
Income
 Dividends from subsidiary .............................................   $85,101        $49,500       $70,269
 Interest from subsidiary ..............................................       959            550           798
 Gains on securities transactions, net .................................       743          1,849           219
 Other interest and dividends ..........................................       683          1,475           598
                                                                           -------        -------       -------
                                                                            87,486         53,374        71,884
Expenses ...............................................................     3,440          2,555         2,529
                                                                           -------        -------       -------
Income before income taxes and equity in
 undistributed earnings in subsidiary ..................................    84,046         50,819        69,355
Income tax expense (benefit) ...........................................       187            295           (47)
                                                                           -------        -------       -------
Income before equity in undistributed earnings of subsidiary ...........    83,859         50,524        69,402
Equity in undistributed earnings of subsidiary .........................    13,489         36,422         2,102
                                                                           -------        -------       -------
Net income .............................................................   $97,348        $86,946       $71,504
                                                                           =======        =======       =======


CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                               December 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (in thousands)
ASSETS
 Cash .................................................   $ 1,086       $   478
 Interest bearing deposits with banks .................    16,147        20,200
 Investment securities available for sale .............    71,174        29,605
 Trading account securities ...........................     1,592            --
 Investment in subsidiary .............................   476,419       462,768
 Advance to subsidiary ................................        --         3,409
 Loan to subsidiary bank ESOP .........................     1,250         1,428
 Other assets .........................................     3,910         4,270
                                                         --------      --------
   Total assets .......................................  $571,578      $522,158
                                                         ========      ========
LIABILITIES
 Dividends payable to shareholders ....................   $13,749       $11,747
 Other liabilities ....................................     2,042         1,10
                                                         --------      --------
   Total liabilities ..................................    15,791        12,855
                                                         --------      --------
SHAREHOLDERS' EQUITY
 Common stock .........................................    24,424        24,345
 Surplus ..............................................   311,611       310,904
 Retained earnings ....................................   223,185       178,739
 Unallocated common stock held by the ESOP ............    (1,331)       (1,604)
 Accumulated other comprehensive income ...............     4,084         3,614
                                                         --------      --------
                                                          561,973       515,998
 Treasury stock, at cost ..............................    (6,186)       (6,695)
                                                         --------      --------
   Total shareholders' equity .........................   555,787       509,303
                                                         --------      --------
   Total liabilities and shareholders' equity .........  $571,578      $522,158
                                                         ========      ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                         -------- ----------------------------
                                                                           1998           1997         1996
                                                                         --------      --------       --------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $ 97,348      $ 86,946       $ 71,504
 Adjustments to reconcile net income to net cash provided by operating activities:
 Equity in undistributed earnings of subsidiary .....................     (13,489)      (36,422)        (2,102)
 Depreciation and amortization ......................................         465           570            434
 Amortization of compensation costs on non-qualified stock
  options and restricted stock awards ...............................       1,036           898            448
 Net deferred income tax (benefit) expense ..........................         (15)           89            482
 Net accretion of discounts .........................................        (360)         (838)            --
 Net gains on securities transactions ...............................        (743)       (1,849)          (219)
 Net (increase) decrease in other assets ............................        (106)          274        (10,770)
 Net decrease in other liabilities ..................................      (1,474)       (1,460)          (295)
                                                                         --------      --------       --------
   Net cash provided by operating activities ........................      82,662        48,208         59,482
                                                                         --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ....      16,918         6,050            715
 Proceeds from maturing investment securities available for sale ....      15,000            --             --
 Purchases of investment securities available for sale ..............     (71,809)      (22,264)        (2,242)
 Net decrease(increase) in short-term investments ...................       4,053         7,300         (1,000)
 Decrease (increase) in advance to subsidiary .......................       3,409         5,204         (8,727)
 ESOP loan to subsidiary ............................................          --            --         (1,785)
 Payment of ESOP loan ...............................................         178           181             --
                                                                         --------      --------       --------
   Net cash used in investing activities ............................     (32,251)       (3,529)       (13,039)
                                                                         --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchases of common shares added to treasury .......................      (6,658)       (4,417)       (32,267)
 Dividends paid to common shareholders ..............................     (50,052)      (42,805)       (38,373)
 Common stock issued, net of cancellations ..........................       6,907         1,156         21,669
                                                                         --------      --------       --------
   Net cash used in financing activities ............................     (49,803)      (46,066)       (48,971)
                                                                         --------      --------       --------
Net increase (decrease) in cash and cash equivalents ................         608        (1,387)        (2,528)
Cash and cash equivalents at beginning of year ......................         478         1,865          4,393
                                                                         --------      --------       --------
Cash and cash equivalents at end of year ............................    $  1,086      $    478       $  1,865
                                                                         ========      ========       ========


FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 18)

     Limitations: The fair value estimates made at December 31, 1998 and 1997 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

          Investment securities held to maturity, investment securities available for sale and trading account securities: Fair values are based on quoted market prices.

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

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1998 and 1997:

                                                                  1998                        1997
                                                     ------------------------------------------------------
                                                       Carrying        Fair         Carrying        Fair
                                                        Amount         Value         Amount         Value
                                                     ----------     ----------     ----------    ----------
                                                                           (in thousands)
Financial assets:
 Cash and due from banks .........................   $  175,794     $  175,794     $  151,620    $  151,620
 Federal funds sold ..............................      102,000        102,000         33,400        33,400
 Investment securities held to maturity ..........      237,410        238,421        166,615       168,476
 Investment securities available for sale ........      927,481        927,481      1,090,638     1,090,638
 Trading account securities ......................        1,592          1,592             --            --
 Net loans .......................................    3,927,982      3,967,221      3,754,892     3,798,176

Financial liabilities:
 Deposits with no stated maturity ................    2,837,567      2,837,567      2,700,001     2,700,001
 Deposits with stated maturities .................    1,837,122      1,847,385      1,902,320     1,910,164
 Short-term borrowings ...........................       53,081         53,081         56,938        56,938
 Other borrowings ................................      212,949        214,958        146,012       146,166


     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1998 and 1997 is not material.

BUSINESS SEGMENTS (Note 19)

     VNB has three major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, and investment management. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated to each of the three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     Consumer lending delivers loan and banking products and services mainly to individuals and small businesses through its branches, ATM machines, PC banking and sales, service and collection force within each lending department. The products and services include residential mortgages, home equity loans, automobile loans, credit card loans, trust services and mortgage servicing for investors. Automobile lending is generally available throughout New Jersey, but is also currently available in eleven states and Canada as part of a referral program with a major insurance company.

     The commercial lending division provides loan products and services to small and medium commercial establishments throughout northern New Jersey. These include lines of credit, term loans, letters of credit, asset-based lending, construction, development and permanent real estate financing for owner occupied and leased properties and Small Business Administration ("SBA") loans. The SBA loans are offered through a sales force covering New Jersey and a number of surrounding states and territories. The commercial lending division serves numerous businesses through departments organized into product or specific geographic divisions.

     The investment function handles the management of the investment portfolio, asset-liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB's funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

     The corporate segment represents assets and income and expense items not directly attributable to a specific segment.

     The following table represents the financial data for the three business segments for the years 1998 and 1997. It is not practical to show information for 1996.


                                    Consumer Lending         Commercial Lending       Investment Management
                                 -----------------------   -----------------------   -----------------------
                                    1998         1997         1998         1997         1998         1997
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                                          (in thousands)
Average interest-earning
 assets .......................  $2,404,902   $2,288,225   $1,454,928   $1,376,607   $1,230,493   $1,376,218
                                 ==========   ==========   ==========   ==========   ==========   ==========
Interest income ...............  $  190,017   $  182,831   $  126,245   $  121,742   $   79,592   $   89,719
Interest expense ..............      75,521       74,855       45,689       45,033       38,641       45,021
                                 ----------   ----------   ----------   ----------   ----------   ----------
Net interest income ...........     114,496      107,976       80,556       76,709       40,951       44,698
Provision for possible loan
 losses .......................      10,550       11,100        1,700        1,275          --           --
                                 ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after
 provision for possible
 loan losses ..................     103,946       96,876       78,856       75,434       40,951       44,698
Non-interest income ...........      16,310       19,737        6,040        6,092           20          --
Non-interest expense ..........      29,973       39,588        9,208        8,248          111          --
Internal expense transfer .....      33,655       23,880       20,361       17,667       17,221       15,435
                                 ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes ....  $   56,628   $   53,145   $   55,327   $   55,611   $   23,639   $   29,263
                                 ==========   ==========   ==========   ==========   ==========   ==========
Return on average
 interest-earning assets
 (pre-tax) ....................       2.35%        2.32%        3.80%        4.04%        1.92%        2.13%


                                 Corporate and Other
                                       Adjustments                 Total
                                 -----------------------   -----------------------
                                    1998         1997         1998         1997
                                 ----------   ----------   ----------   ----------

Average interest-earning
 assets .......................  $    8,034   $   29,718   $5,098,357   $5,070,768
                                 ==========   ==========   ==========   ==========
Interest income ...............  $   (6,198)  $   (7,208)  $  389,656   $  387,084
Interest expense ..............         253          976      160,104      165,885
                                 ----------   ----------   ----------   ----------
Net interest income ...........      (6,451)      (8,184)     229,552      221,199
Provision for possible loan
 losses .......................         120          275       12,370       12,650
                                 ----------   ----------   ----------   ----------
Net interest income after
 provision for possible
 loan losses ..................      (6,571)      (8,459)     217,182      208,549
Non-interest income ...........      20,703       17,183       43,073       43,012
Non-interest expense ..........      95,465       81,382      134,757      129,218
Internal expense transfer .....     (71,237)     (56,982)        --           --

Income before income taxes ....  $  (10,096)  $  (15,676)  $  125,498   $  122,343
                                 ==========   ==========   ==========   ==========

Return on average
 interest-earning assets
 (pre-tax) ....................         --           --         2.46%        2.41%


[KPMG LOGO]


                          INDEPENDENT AUDITORS' REPORT

KPMG LLP

Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

THE BOARD OF DIRECTORS AND SHAREHOLDERS
VALLEY NATIONAL BANCORP:

     We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                  KPMG LLP

January 20, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information which will be set forth under the caption "Director Information" in the 1999 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information which will be set forth under the caption "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information which will be set forth under the captions "Certain Transactions with Management" and "Personnel and Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement is incorporated herein by reference.

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

(b) Current Reports on Form 8-K during the quarter ended December 31, 1998:

    On October 12, 1998 to report financial results for the third quarter of 1998.

    On October 16, 1998 to report the merger of Wayne Bancorp, Inc. into Valley National Bancorp effective as of the close of business on October 16, 1998.

    On December 22, 1998 to report the signing of the Agreement and Plan of Merger, dated December 17, 1998 among Valley National Bancorp, Valley National Bank, Ramapo Financial Corporation and The Ramapo Bank.

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3) Articles of Incorporation and By-laws:

    A. Restated Certificate of Incorporation of the Registrant as in effect on February 12, 1997 is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

    B. Amendment to the Certificate of Incorporation dated April 30, 1997 is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    C. Amendment to the Certificate of Incorporation dated May 1, 1998 is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

    D. By-laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991.

(10) Material Contracts:

    A. Restated and amended "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Peter John Southway, Robert Meyer, and Peter Crocitto.

    B. "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Robert Farrell, Richard Garber and Robert Mulligan are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.

      C. "Change in Control Agreement" dated February 1, 1996 between Valley, VNB and Jack Blackin is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

    D. "Change in Control Agreement" dated April 15, 1996 between Valley, VNB and John Prol is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

    E. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 19, 1999 is incorporated herein by reference to the Registrant's Notice of Annual Meeting of Shareholders and Proxy dated March 1, 1999.

    F. "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin and Peter Southway are incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

    G. "Stock Option Agreement" dated April 1, 1992 between Valley and Michael Guilfoile is incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

    H. "Split-Dollar Agreement" dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin is incorporated by reference to Registrant's Report on Form 10-K Annual Report for the year ended December 31, 1995.

    I. "Employment Arrangement" dated June 6, 1996 between Valley, VNB and Peter Southway is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.

    J. "Severance Agreements" as of January 1, 1998 between Valley, VNB and Peter Crocitto, Robert M. Meyer and Peter John Southway are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

    K. "Change in Control Agreement" dated January 1, 1998 between Valley, VNB and Alan Lipsky is incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

    L. "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Alan D. Eskow and Robert J. Farnon.

(21) List of Subsidiaries:

(a) Subsidiary of Valley:


                                                      Jurisdiction of           Percentage of Voting
                  Name                                 Incorporation       Securities Owned by the Parent
                  ----                                 -------------       ------------------------------
      Valley National Bank (VNB)                       United States                    100%

(b)  Subsidiaries of VNB:
      VNB Mortgage Services, Inc.                       New Jersey                      100%
      BNV Realty Incorporated (BNV)                     New Jersey                      100%
      VN Investment, Inc.                               New Jersey                      100%
      VNB Financial Advisors, Inc.                      New Jersey                      100%
      VNB Loan Services, Inc.                           New York                        100%
      VNB RSI, Inc.                                     New Jersey                      100%
      Wayne Ventures, Inc.                              New Jersey                      100%
      Wayne Title Company, Inc.                         New Jersey                      100%
      VNB International Services, Inc. (ISI)            New Jersey                      100%


(c)  Subsidiary of ISI:
      VNB Financial Services, Inc.                        Canada                        100%

(d)  Subsidiaries of BNV
          SAR  I, Inc.                                  New Jersey                      100%
          SAR II, Inc.                                  New Jersey                      100%


(23) Consents of Experts and Counsel

     Consent of KPMG LLP.

(24) Power of Attorney of Certain Directors and Officers of Valley

(27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VALLEY NATIONAL BANCORP


                                    By      /s/ GERARD H. LIPKIN
                                        ----------------------------------------
                                        GERARD H. LIPKIN, CHAIRMAN OF THE BOARD,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: February 26, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                 SIGNATURE                              TITLE                                       DATE
                 ---------                              -----                                       ----
          /s/ GERALD H. LIPKIN               Chairman, President and Chief                    February 26, 199
---------------------------------------       Executive Officer and Director
              GERALD H. LIPKIN

           /s/ PETER SOUTHWAY                Vice Chairman (Principal Financial               February 26, 1999
---------------------------------------       Officer) and Director
               PETER SOUTHWAY

            /s/ ALAN D. ESKOW                Corporate Secretary, Senior Vice                 February 26, 1999
---------------------------------------       President and Controller
                ALAN D. ESKOW                 (Principal Accounting Officer)

             ANDREW B. ABRAMSON*             Director                                         February 26, 1999
---------------------------------------
             ANDREW B. ABRAMSON

              PAMELA BRONANDER*              Director                                         February 26, 1999
---------------------------------------
              PAMELA BRONANDER

             JOSEPH COCCIA, JR.*             Director                                         February 26, 1999
---------------------------------------
             JOSEPH COCCIA, JR.

             HAROLD P. COOK, III*            Director                                         February 26, 1999
---------------------------------------
             HAROLD P. COOK, III

             AUSTIN C. DRUKKER*              Director                                         February 26, 1999
---------------------------------------
              AUSTIN C. DRUKKER

             WILLARD L. HEDDEN*              Director                                         February 26, 1999
---------------------------------------
              WILLARD L. HEDDEN

              GRAHAM O. JONES*               Director                                         February 26, 1999
---------------------------------------
               GRAHAM O. JONES

            WALTER H. JONES, III*            Director                                         February 26, 1999
---------------------------------------
            WALTER H. JONES, III

                GERALD KORDE*                Director                                         February 26, 1999
---------------------------------------
                GERALD KORDE

              JOLEEN J. MARTIN*              Director                                         February 26, 1999
---------------------------------------
              JOLEEN J. MARTIN



                 SIGNATURE                              TITLE                                       DATE
                 ---------                              -----                                       ----
             ROBERT E. MCENTEE*              Director                                         February 26, 1999
---------------------------------------
             ROBERT E. MCENTEE

               SAM P. PINYUH*                Director                                         February 26, 1999
---------------------------------------
               SAM P. PINYUH

              ROBERT RACHESKY*               Director                                         February 26, 1999
---------------------------------------
              ROBERT RACHESKY

               BARNETT RUKIN*                Director                                         February 26, 1999
---------------------------------------
               BARNETT RUKIN

              RICHARD F. TICE*               Director                                         February 26, 1999
---------------------------------------
              RICHARD F. TICE

           LEONARD J. VORCHEIMER*            Director                                         February 26, 1999
---------------------------------------
           LEONARD J. VORCHEIMER

              JOSEPH L. VOZZA*               Director                                         February 26, 1999
---------------------------------------
              JOSEPH L. VOZZA

*By Gerald H. Lipkin, as attorney-in-fact.


                                  EXHIBIT INDEX

EXHIBIT NUMBER                            EXHIBIT DESCRIPTION

(3) D                                     By-laws

(10) A Change in control agreements - Gerald H. Lipkin, Peter Southway, Peter John Southway, Robert Meyer, Peter Crocitto

(10) L                                    Change in control agreements -
                                          Alan D. Eskow, Robert J. Farnon

(23)                                      Consent of KPMG LLP

(24)                                      Power of Attorney

(27)                                      Financial Data Schedule