Form 10-Q
period 1999-03-31
VALLEY NATIONAL BANCORP
filed 1999-05-17
CIK 714310

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           -----------------
                              FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1999

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

Common Stock (No par value), of which 55,245,901 shares were outstanding as of May 3, 1999.

                               TABLE OF CONTENTS


                                                                    Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Statements of Financial Condition (Unaudited)
                      March 31, 1999 and December 31, 1998                   3

             Consolidated Statements of Income (Unaudited)
                      Three Months Ended March 31, 1999 and 1998             4

             Consolidated Statements of Cash Flows (Unaudited)
                      Three Months Ended March 31, 1999 and 1998             5

             Notes to Consolidated Financial Statements (Unaudited)          6

Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          7

Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                     18

PART II  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders            19

Item 5.      Other Information                                              20

Item 6.      Exhibits and Reports on Form 8-K                               20


             SIGNATURES                                                     21

                                   PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands)

                                                      March 31,     December 31,
                                                        1999           1998
Assets
Cash and due from banks                               $154,338        $175,794
Federal funds sold                                      85,000         102,000
Investment securities held to maturity, fair value
     of $332,381 and $238,421 in 1999 and 1998,
     respectively                                      339,724         237,410
Investment securities available for sale               950,509         927,481
Trading account securities                               1,472           1,592
Loans                                                4,040,209       3,954,395
Loans held for sale                                     10,364          23,455
Less: Allowance for possible loan losses               (50,075)        (49,868)
Net, loans                                           4,000,498       3,927,982
Premises and equipment                                  79,771          79,774
Accrued interest receivable                             31,964          29,711
Other assets                                            63,076          59,463
     Total assets                                   $5,706,352      $5,541,207

Liabilities
Deposits:
     Non-interest bearing deposits                    $803,424       $854,594
     Interest bearing:
          Savings                                    1,934,315      1,982,973
          Time                                       1,943,955      1,837,122
               Total deposits                        4,681,694      4,674,689
Federal funds purchased and securities sold under
     repurchase agreements                              30,552         30,414
Treasury tax and loan account and other short-term
     borrowings                                         25,965         22,667
Other borrowings                                       343,933        212,949
Accrued expenses and other liabilities                  58,473         44,701
     Total liabilities                               5,140,617      4,985,420

Shareholders' Equity
Common stock, no par value, authorized 98,437,500
   shares, issued 55,486,522 shares in 1999 and
   55,503,060 in 1998                                   24,432         24,424
Surplus                                                312,018        311,611
Retained earnings                                      234,104        223,185
Unallocated common stock held by the ESOP               (1,332)        (1,331)
Accumulated other comprehensive income                   1,737          4,084
                                                       570,959        561,973
Treasury stock, at cost (191,988 shares in 1999
   and 236,735 shares in 1998)                          (5,224)        (6,186)
       Total shareholders' equity                      565,735        555,787
       Total liabilities and shareholders' equity   $5,706,352     $5,541,207


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

                                                             Three Months Ended
                                                                 March 31,
                                                             1999         1998
Interest Income
Interest and fees on loans                                  $78,409     $78,264
Interest and dividends on  investment securities:
     Taxable                                                 16,332      15,288
     Tax-exempt                                               1,606       2,193
     Dividends                                                  594         501
Interest on federal funds sold and other short-term
    investments                                                 807       1,088
     Total interest income                                   97,748      97,334
Interest Expense
Interest on deposits:
     Savings deposits                                         9,125      10,836
     Time deposits                                           23,974      26,896
Interest on federal funds purchased and securities
     sold under repurchase agreements                           224         189
Interest on other short-term borrowings                         327         324
Interest on other borrowings                                  4,060       2,254
     Total interest expense                                  37,710      40,499
Net Interest Income                                          60,038      56,835
Provision for possible loan losses                            2,000       2,570
Net Interest Income after Provision for Possible
    Loan Losses                                              58,038      54,265
Non-Interest Income
Trust income                                                    412         340
Service charges on deposit accounts                           3,225       2,885
Gains on securities transactions, net                         1,974         917
Fees from loan servicing                                      1,932       1,575
Credit card fee income                                        1,990       2,523
Gains on sales of loans, net                                    664       1,064
Other                                                         1,764       1,096
     Total non-interest income                               11,961      10,400
Non-Interest Expense
Salary expense                                               13,079      12,551
Employee benefit expense                                      2,915       2,824
FDIC insurance premiums                                         305         320
Occupancy and equipment expense                               4,337       4,727
Credit card expense                                           1,314       3,145
Amortization of intangible assets                             1,308         950
Other                                                         6,397       6,610
     Total non-interest expense                              29,655      31,127
Income Before Income Taxes                                   40,344      33,538
Income tax expense                                           14,996       9,859
Net Income                                                  $25,348     $23,679
Earnings Per Share:
     Basic                                                  $  0.44     $  0.41
     Diluted                                                $  0.43     $  0.41
Weighted Average Number of Shares Outstanding:
     Basic                                                 57,852,897 57,775,586
     Diluted                                               58,403,062 58,423,064
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                               1999       1998
Cash flows from operating activities:
     Net income                                              $25,348    $23,679
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                             2,825      2,697
     Amortization of compensation costs pursuant to long
        term stock incentive plan                                225        200
     Provision for possible loan losses                        2,000      2,570
     Net amortization of premiums and accretion of discounts   1,135        548
     Net gains on securities transactions                     (1,974)      (917)
     Proceeds from sales of loans                             17,513     25,738
     Gain on sales of loans                                     (664)    (1,064)
     Proceeds from recoveries on previously charged-off loans    840        516
     Net increase in accrued interest receivable and
        other assets                                          (6,522)    (5,616)
     Net increase in accrued expenses and other liabilities   15,302      8,352
     Net cash provided by operating activities                56,028     56,703
Cash flows from investing activities:
     Proceeds from maturing investment securities held
         to maturity                                          11,189     11,356
     Purchases of investment securities held to maturity                        (113,735)       (3,835)
     Proceeds from sales of investment securities
         available for sale                                    4,116     24,367
     Proceeds from maturing investment securities
         available for sale                                  131,980    118,082
     Purchases of investment securities available for sale  (140,311)   (61,811)
     Purchases of mortgage servicing rights                     (509)    (5,068)
     Net decrease (increase) in federal funds sold and
         other short-term investments                         17,000    (34,000)
     Net increase in loans made to customers                (113,805)   (73,683)
     Purchases of premises and equipment, net of sales        (1,514)    (3,050)
     Net cash used in investing activities                  (205,589)   (27,642)
Cash flows from financing activities:
     Net increase (decrease) in deposits                       7,005     (6,466)
     Net increase (decrease) in federal funds purchased
         and other short-term borrowings                       3,436     (9,634)
    Advances of other borrowings                             131,000         --
     Repayments of other borrowings                              (16)       (15)
     Dividends paid to common shareholders                   (13,858)   (11,747)
     Addition of common shares to treasury                        --     (6,674)
     Common stock issued, net of cancellations                   538        298
     Net cash provided by (used in) financing activities     128,105    (34,238)
Net decrease in cash and due from banks                      (21,456)    (5,177)
Cash and due from banks at January 1                         175,794    155,020
Cash and due from banks at March 31                         $154,338   $149,843
Supplemental cash flow disclosures:
     Cash paid for interest on deposits and other
        borrowings                                          $ 36,957   $ 39,778
     Cash paid for federal and state income taxes                 86        720
See accompanying notes to consolidated financial statements.


                              VALLEY NATIONAL BANCORP
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of March 31, 1999 and December 31, 1998, the Consolidated Statements of Income for the three month periods ended March 31, 1999 and 1998 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 have been prepared by Valley National Bancorp ("Valley")without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments)necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1998 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 1999 financial presentations.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared April 7, 1999 to Shareholders of record on May 7, 1999 and to be issued May 18, 1999.

3.       Recent Developments

         On December 17, 1998 Valley signed a definitive merger agreement with Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank, an 8 branch bank headquartered in Wayne, New Jersey. At March 31, 1999 Ramapo had total assets of $334.9 million and deposits of $293.7 million. All regulatory and shareholder approvals have been received and the transaction is expected to close in the second quarter of 1999 and to be accounted for using the pooling of interests method of accounting. There were approximately 8.2 million shares of Ramapo common stock outstanding at March 31, 1999. The merger agreement provides that 0.44625 shares (as adjusted for the 5 percent stock dividend to be issued May 18, 1999) of Valley common stock will be exchanged for each share of Ramapo common stock.

4.        Accumulated Other Comprehensive Income

Valley's accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the three months ended March 31, 1999 and 1998.



                                                             Three Months Ended
                                                                March 31, 1999

Net income                                                  $25,348     $23,679

Accumulated other comprehensive income, net of tax:
  Foreign currency translation adjustments                      143          51
  Unrealized gains(losses) on securities:
     Unrealized holding gains (losses) arising
         during period                              $(3,545)       $1,840
     Less: reclassification adjustment for gains
         realized in net income                       1,055           583
     Net unrealized gains (losses)                          (2,490)       1,257
Other comprehensive income (loss)                           (2,347)       1,308
Comprehensive income                                       $23,001      $24,987


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, successful completion of the implementation of Year 2000 technology changes, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary

Net income for the three months ended March 31, 1999 was $25.3 million, or $0.43 per diluted share. These results compare to net income of $23.7 million, or $0.41 per diluted share for the same period in 1998 (1998 amounts have been restated for the Wayne Bancorp, Inc. merger and earnings per share amounts have been restated to give effect to a 5 percent stock dividend to be issued May 18, 1999). The annualized return on average assets increased to
1.82 percent from 1.79 percent, while the annualized return on average equity decreased to 18.09 percent from 18.51 percent, for the three months ended
March 31, 1999 and 1998, respectively.

The increase in net income for the three month period ended March 31, 1999 can be primarily attributed to an increase in net interest income and securities gains, and decreased credit card expenses, offset by higher income tax expense.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest on a tax equivalent basis increased to $61.0 million from $58.2 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans and taxable investments, partially offset by lower average interest rates for these interest earning assets. Also contributing to the increase was a decline in average interest rates on average balances of total interest bearing liabilities. The net interest margin was 4.60 percent for the three months ended March 31, 1999, unchanged from the same period in 1998.

Average interest earning assets increased $243.0 million, or 4.8 percent for the three months ended March 31, 1999 over the comparable 1998 amount. This was mainly the result of the increase in average balance of loans of $195.7 million or 5.2 percent and the increase in average balance of taxable investments of $111.9 million, or 11.1 percent. Included in taxable investments is Valley's portfolio of trust preferred securities of $220.3 million, at March 31, 1999. Valley began purchasing these securities in the latter part of the fourth quarter of 1998 as part of a leverage strategy to increase interest-earning assets and net interest income. This portfolio is funded by borrowings from the Federal Home loan Bank which are included in other borrowings.

Average interest-bearing liabilities for the three months ended March 31, 1999 increased $140.6 million or 3.5 percent from the same period in 1998. Average demand deposits increased by $65.2 million or 8.9 percent over the comparable 1998 balance. Average savings deposits increased $53.9 million or 3.0 percent and average time deposits, mostly rate sensitive muncipal deposits, decreased by $64.6 million or 3.2 percent. Average other borrowings increased $140.0 million.

Average interest rates, in all categories of interest earning assets, declined during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The largest decline in average rates was for loans, which decreased by 40 basis points to 7.91 percent. Average interest rates on total earning assets declined 35 basis points to 7.45 percent. Average interest rates also declined on all interest bearing liabilities by 40 basis points to 3.62 percent from 4.02 percent. Average interest rates on deposits declined by 47 basis points to 3.46 percent and also declined on all borrowings by 43 basis points. Overall, the decline in average interest rates coupled with the growth in interest earning assets, as compared to 1998, kept the net interest margin stable at 4.60 percent.

The following table reflects the components of net interest income for each of the three months ended March 31, 1999 and 1998.


       ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


             Three Months Ended March 31, 1999 Three Months Ended March 31, 1998
                Average                Average    Average                Average
                Balance     Interest   Rate       Balance   Interest     Rate
                                     (in thousands)
Assets
Interest
 earning assets
Lonas (1)(2)    $3,970,740 $ 78,517   7.91%     $3,775,030  $78,405     8.31%
Taxable
 investments(3)  1,118,053   16,926   6.06       1,006,197   15,789     6.28
Tax-exempt
 investments(1)(3) 143,543    2,471   6.89         192,956    3,374     6.99
Federal funds sold
 and other short-
 term investments   68,432      807   4.72          83,617    1,088     5.20
Total interest
 earning assets  5,300,768  $98,721   7.45       5,057,800  $98,656     7.80
Allowance for
 possible loan
 losses            (50,657)                        (49,028)
Cash and due
 from banks        138,679                         132,167
Other assets       165,991                         156,975
Unrealized gain
 on securities
 available for
 sale                5,960                           7,472
Total assets    $5,560,741                      $5,305,386
Liabilities and
 Shareholders'
 Equity
Interest bearing
 liabilities
Savings deposits$1,880,450    9,125   1.94%     $1,826,540  $10,836     2.37%
Time deposits    1,944,900   23,974   4.93       2,009,471   26,896     5.35
Total interest
 bearing
 deposits        3,825,350   33,099   3.46       3,836,011   37,732     3.93
Federal funds
 purchased and
 other short-term
 borrowings         54,153      551   4.07          42,886      513     4.78
Other borrowings   286,444    4,060   5.67         146,430    2,254     6.16
Total interest
 bearing
 liabilities     4,165,947   37,710   3.62       4,025,327   40,499     4.02
Demand deposits    794,122                         728,891
Other liabilities   40,136                          39,439
Shareholders'
 equity            560,536                         511,729
Total liabilities
 and Shareholders'
 equity         $5,560,741                      $5,305,386
Net interest
 income (tax
 (equivalent basis)          61,011                         58,157
Tax equivalent adjustment      (973)                        (1,322)
Net interest income         $60,038                        $56,835
Net interest rate
 differential                         3.83%                             3.78%
Net interest margin (4)               4.60%                             4.60%


(1) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2) Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

           CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                        Three Months Ended March 31,
                                            1999 Compared to 1998
                                            Increase(Decrease)(2)
                                        Interest     Volume       Rate

                                                  (in thousands)
Interest income:
  Loans (1)                           $   112      $  3,964    $ (3,852)
  Taxable investments                   1,137         1,708        (571)
  Tax-exempt investments (1)             (903)         (851)        (52)
  Federal funds sold and
     other short-term investments        (281)         (185)        (96)
                                                                                       (4,571)
                                           65         4,636      (4,571)
Interest Expense:
  Savings deposits                     (1,711)          312      (2,023)
  Time deposits                        (2,922)         (845)     (2,077)
  Federal funds purchased and
     other short-term borrowings           38           122         (84)
  Other borrowings                      1,806         1,998        (192)
                                       (2,789)        1,587      (4,376)
Net interest income                   $ 2,854      $  3,049    $   (195)
(tax equivalent basis)


(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 1999 and 1998.

                                NON-INTEREST INCOME


                                               Three Months ended March 31,
                                                 1999                 1998
                                                     (in thousands)
Trust income                                   $   412             $    340
Service charges on deposit accounts              3,225                2,885
Gains on securities transactions, net            1,974                  917
Fees from loan servicing                         1,932                1,575
Credit card fee income                           1,990                2,523
Gains on sales of loans, net                       664                1,064
Other                                            1,764                1,096
   Total                                       $11,961              $10,400


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $10.0 million for the three months ended March 31, 1999 compared with $9.5 million for the three months ended March 31, 1998.

Service charges on deposit accounts increased $340 thousand or 11.8 percent from $2.9 million for the quarter ended March 31, 1998 to $3.2 million for the same period in 1999. A majority of this increase is due to the implementation of new service fees and emphasis placed on collection efforts.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 22.7 percent from $1.6 million for the three months ended March 31, 1998 to $1.9 million for the three months ended March 31, 1999 due to an increase in the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of several portfolios, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments.

Credit card fee income declined by $533 thousand or 21.1 percent. The decrease can be attributed to a change in the co-branded credit card program during the fourth quarter of 1997 which reduced cardmember rebates, resulting in a decline in outstanding credit card balances. The decline in balances and usage of the card caused a reduction in the volume of co-branded credit card transactions.

Gains on the sales of loans were $664  thousand for the three months ended
March 31, 1999 compared to $1.1 million for the comparable period in 1998. Gains are recorded primarily from mortgage banking activity related to residential mortgage loans and the sale of SBA loans in the secondary market. The decrease of $400 thousand resulted from a decline in the volume of residential mortgage loans being sold by Valley into the secondary market.

The largest component of other non-interest income is safe deposit rental income. Other non-interest income increased $668 thousand to $1.8 million for the three months ended March 31, 1999 in comparison to the same period in 1998. Approximately $375 thousand of the increase can be attributed to the gain on sale of REO property and $175 thousand of the increase is commissions earned on a new program which began in the third quarter of 1998.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 1999 and 1998.

                                         NON-INTEREST EXPENSE

                                         Three Months ended March 31,
                                           1999               1998
                                               (in thousands)
Salary expense                           $ 13,079             $12,551
Employee benefit expense                    2,915               2,824
FDIC insurance premiums                       305                 320
Occupancy and equipment expense             4,337               4,727
Credit card expense                         1,314               3,145
Amortization of intangible assets           1,308                 950
Other                                       6,397               6,610
   Total                                 $ 29,655             $31,127


Non-interest  expense  totaled  $29.7 million for the three months ended
March 31, 1999, a decrease of 4.7 percent from the 1998 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $16.0 million for the three months ended March 31, 1999 compared to $15.4 million in the comparable period of 1998. At March 31, 1999, full-time equivalent staff was 1,719, compared to 1,724 at March 31, 1998.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months ended March 31, 1999 was 41.8 percent, one of the lowest in the industry, compared with an efficiency ratio of 46.7 percent for the year ended December 31, 1998 and 45.1 percent for the quarter ended March 31, 1998. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Credit card expense includes cardmember rebates, processing expenses and fraud losses. The decrease in credit card expenses of $1.8 million or 58.2 percent is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

Amortization of intangible assets increased to $1.3 million for the three months ended March 31, 1999 from $1.0 million in 1998, representing an increase of $358 thousand or 37.7 percent. The increase is from the amortization of loan servicing rights, resulting from the acquisition of loan servicing rights in 1998. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance. Based on this analysis, amortization expense may be adjusted so that the unamortized balance of servicing rights is in line with the portfolio balance and the expected future cash flows.

The significant components of other non-interest expense include advertising, data processing, professional fees, postage, telephone and stationery expense which totaled approximately $3.5 million for the three months ended March 31, 1999 and $3.6 million for the same period in 1998.

Income Taxes

Income tax expense as a percentage of pre-tax income was 37.2 percent for the three months ended March 31, 1999 compared to 29.4 percent for the same period in 1998. The increase in the effective tax rate is attributable to a change in federal tax law and the completion of the liquidation of its subsidiary which owned and managed residential mortgage loans. The effective tax rate is expected to be at more normal levels for 1999, compared to the effective tax rate for
1998. Valley implemented a tax strategy to minimize state tax expense, and anticipates an effective tax rate of approximately 35 percent for the remainder of 1999.*

Business Segments

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

The following table represents the financial data for the three business segments for the three months ended March 31, 1999 and 1998. No material change has been made to the basis of segmentation or in the basis of measurement of segment profit or loss.


                                 Three Months Ended March 31, 1999
                                          (in thousands)

                                                            Corporate
                     Consumer    Commercial   Investment    and other
                     Lending     Lending      Management    Adjustments  Total

Average interest-
 earning assets     $2,490,459   $1,510,329   $1,299,980  $      --  $5,300,768

Income before
 income taxes       $  17,703    $   14,414   $    7,055  $   1,172  $   40,344

Return on average
 interest-earning
 assets (pre-tax)        1.84%         3.82%        2.17%       --%        3.04%


                                   Three Months Ended March 31, 1998
                                             (in thousands)

                                                            Corporate
                    Consumer     Commercial    Investment   and other
                    Lending       Lending      Management   Adjustments  Total

Average interest-
 earning assets   $ 2,358,033  $  1,426,342  $  1,273,425 $     --  $ 5,057,800
                                                                                        --
Income before
 income taxes     $    15,084        14,417         7,171   (3,134)      33,538

Return on average
 interest-earning
 assets (pre-tax)        2.56%         4.04%         2.25%      --%       2.65%



Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.84 percent for the three months ended March 31, 1999 compared to 2.56 percent for the three months ended March 31, 1998. Average interest-earning assets increased $132.4 million, which is attributable to an increase in home equity and automobile lending. Interest rates on consumer loans declined by 35 basis points. This decrease was offset by a decrease in
cost of funds by 37 basis points.   Income  before  income  taxes  increased
$2.6  million   primarily  as  a  result  of  an  increase in average interest-
earning assets.

Commercial Lending

The return on average interest-earning assets before taxes declined 22 basis points to 3.82 percent for the three months ended March 31, 1999. Average interest-earning assets increased $84.0 million as a result of increased volume of loans. Interest rates on commercial loans declined by 59 basis points. This decrease was partially offset by a decrease in cost of funds by 37 basis points. Income before income taxes remained relatively unchanged as a result of an increase in average interest-earning assets, offset by the decline in the interest spread.

Investment Management

The return on average  interest  earning  assets  before  taxes  decreased to
2.17 percent for the three months ended March 31, 1999 compared to 2.25 percent for the three months ended March 31, 1998. The yield on interest earning assets decreased by 22 basis points to 6.35 percent, offset by a larger decrease in the cost of funds. Average interest-earning assets increased by $26.6 million and income before income taxes remained relatively unchanged.

Corporate Segment

The corporate segment represents assets and income and expense items not directly attributable to a specific segment. The increase in income before taxes of $4.3 million, to $1.2 million for the three months ended March 31, 1999 is due to increased gains on securities transactions, net, REO income, other income and service charges on deposit accounts.


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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $905.0 thousand while an interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately $2.8 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

The total negative gap repricing within 1 year as of March 31, 1999 was $705.2 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.70:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. Liquid assets amounted to $1.2 billion and $1.3 billion at March 31, 1999 and December 31, 1998, respectively. This represents 22.8 percent and 23.9 percent of interest earning assets, and 21.7 percent and 22.6 percent of total assets at March 31, 1999 and December 31, 1998, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.3 billion and $3.4 billion for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively, representing 63.0 percent and 66.8 percent of average interest earning assets. Short-term borrowings through Federal funds lines and Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. During the fourth quarter of 1998, Valley began borrowing from the FHLB as part of a leveraging strategy to increase interest earning assets and net interest income. This strategy has continued to expand in 1999 and as of March 31, 1999, Valley had outstanding FHLB advances of $343.5 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 1999 proceeds from the sales of investment securities available for sale were $4.1 million, and proceeds of $143.2 million were generated from investment maturities. Purchases of investment securities for the three months ended March 31, 1999 were $275.6 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $538.4 million and $474.4 million, on average, for the three months ended March 31, 1999 and the year ended December 31, 1998 respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

As of March 31, 1999, Valley had $950.5 million of securities available for sale compared with $927.5 million at December 31, 1998. Those securities are recorded at their fair value on an aggregate basis. As of March 31, 1999, the investment securities available for sale had an unrealized gain of $2.4 million, net of deferred taxes, compared to an unrealized gain of $4.9 million, net of deferred taxes, at December 31, 1998. This change was primarily due to a decrease in prices resulting from an increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of March 31, 1999, total loans were $4.1 billion, compared to $4.0 billion at December 31, 1998, an increase of 1.8 percent. The following table reflects the composition of the loan portfolio as of March 31, 1999 and December 31, 1998.

                               LOAN PORTFOLIO

                                                        March 31, December 31,
                                                      1999               1998
                                                            (in thousands)

Commercial                                   $      465,116       $     463,609
  Total commercial loans                            465,116             463,609

Construction                                        110,990             101,200
Residential mortgage                              1,062,288           1,036,110
Commercial mortgage                                                     954,440
                                                    997,634
  Total mortgage loans                            2,170,912           2,091,750

Home equity                                         203,728             201,175
Credit card                                          91,796             107,595
Automobile                                        1,040,896           1,032,783
Other consumer
                                                     78,125              80,938
  Total consumer loans                            1,414,545           1,422,491

Total loans                                    $  4,050,573        $  3,977,850

As a percent of total loans:
Commercial loans                                       11.5%               11.7%
Mortgage loans                                         53.6                52.6
Consumer loans
                                                       34.9                35.7
  Total
                                                      100.0%              100.0%

Non-Performing Assets

Non-performing assets include non-accrual loans and other real estate owned
(OREO).

Non-performing assets totaled $8.6 million at March 31, 1999 compared with $9.4 million at December 31, 1998, a decrease of $816 thousand or 8.7 percent. Non-performing assets at March 31, 1999 and December 31, 1998, respectively, amounted to 0.21 percent and 0.24 percent of loans and OREO.

Loans past due in excess of 90 days and still accruing, and not included in the non-performing category, totaled $13.1 million at March 31, 1999, compared to $7.4 million at December 31, 1998. These loans are primarily residential mortgage loans and commercial mortgage loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.2 million at March 31, 1999.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                                   LOAN QUALITY

                                                 March 31,       December 31,
                                                   1999              1998
                                                       (in thousands)
Loans past due in excess of
  90 days and still accruing                    $  13,079        $  7,359
Non-accrual loans                               $   6,641        $  7,063
Other real estate owned                             1,947           2,341
  Total non-performing assets                   $   8,588        $  9,404
Troubled debt restructured loans                $   5,096        $  5,127
Non-performing loans as a % of
  Loans                                              0.16%           0.18%
Non-performing assets as a % of
  loans plus other real estate owed                  0.21%           0.24%
Allowance as a % of loans                            1.24%           1.25%


At March 31, 1999 the allowance for possible loan losses amounted to $50.1 million or 1.24 percent of loans, as compared to $49.9 million or 1.25 percent at year-end 1998.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.8 million for the period ended March 31,1999 compared with $2.9 million for the three months ended March 31, 1998.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At March 31, 1999, shareholders' equity totaled $565.7 million or
9.9 percent of total assets, compared with $555.8 million or 10.0 percent at December 31, 1998. Valley has achieved steady internal capital generation in excess of asset growth throughout the past five years.

Included in shareholders' equity as components of accumulated other comprehensive income at March 31, 1999 was a $2.4 million unrealized gain on investment securities available for sale, net of tax, and a negative translation adjustment of $709 thousand related to the Canadian subsidiary of VNB, compared to an unrealized gain of $4.9 million, net of tax, and an $852 thousand negative translation adjustment at December 31, 1998.

Valley's capital position at March 31, 1999 under risk-based capital guidelines was $559.6 million, or 12.9 percent of risk-weighted assets, for Tier 1 capital and $609.7 million, or 14.1 percent for Total risked-based capital. The comparable ratios at December 31, 1998 were 13.3 percent for Tier 1 capital and 14.5 percent for Total risk-based capital. At March 31, 1999 and December 31, 1998, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 10.1 percent. Valley's ratios at March 31, 1999 were above the "well capitalized" requirements, which require Tier 1 capital of at least 6 percent, total risk-based capital of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $10.23 at March 31, 1999 compared with $10.06 per share at December 31, 1998.

The primary source of capital is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 45.5 percent for the three month period ended March 31, 1999, compared to 50.4 percent for the three month period ended March 31, 1998. Cash dividends declared amounted to $0.25 per share for the quarter ended March 31, 1999 equivalent to a dividend payout ratio of 54.5 percent, compared to 49.6 percent for the same quarter in 1998. Valley declared a five percent stock dividend on April 7, 1999 to shareholders of record on May 7, 1999, to be issued May 18, 1999. The annual dividend rate will be increased from $0.95 per share, on an after stock dividend basis, to $1.04 per share.* The cash dividend increase will be payable quarterly beginning on July 1, 1999. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Year 2000

Most computer programs have historically been written using two digits rathe than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and the programs may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 ("Y2K") issues could have a material adverse impact on Valley's business, operations and financial condition in the future.

Valley has assessed the Y2K issue as it impacts its internal Information Technology ("IT") systems (computer hardware and software systems) and its non-IT systems (facilities, equipment and vendors) and has developed its plan to address the Y2K issue. Valley operates its deposit, loan and general ledger systems on one software system licensed to Valley through a third party ("primary software vendor"). Valley received the software from its primary software vendor and began testing during September 1998 to verify the vendor's representation that the software is Y2K compliant. The testing for the deposit, loan and general ledger systems has been completed as of the end of 1998. Additional Y2K software systems have been purchased from other vendors and Valley has substantially completed testing those systems for Y2K compliance. Valley believes it has identified equipment which needs to be upgraded and is in the process of remediation.*

Valley currently believes its Y2K compliance plan with respect to its internal hardware and software systems will not have a material adverse effect on Valley's financial condition or results of operations.* However, no assurance can be given that the ultimate costs to address the Y2K issue or the impact of any failure to timely achieve substantial Y2K compliance will not have a material adverse effect on Valley's financial condition or results.*

Valley will utilize both internal and external sources to execute its Y2K plan. Valley's main software system is licensed through its primary software vendor for which Valley pays a normal annual licensing fee. As noted above, the vendor has represented that this software system is Y2K compliant, and Valley has completed testing this system for Y2K compliance.
As a result, Valley has been able to maintain a low level of expenditures to date. Since implementing the assessment of Y2K issues, Valley's costs to external sources have been approximately $130 thousand. Based on current information, Valley estimates all expenditures related to the execution of its Y2K plan have been incurred totaling $130 thousand.* These estimates of expenditures are based on Valley's presently available information and may be updated as information becomes available.

Valley has also communicated with its significant suppliers, vendors and borrowing customers to determine the extent to which the company is vulnerable to the failure of these third parties to remedy any Y2K issues. Valley can give no assurances that failure to address Y2K issues by third parties on whom Valley's systems, business processes or loan payments rely would not have a material adverse effect on Valley's operations or financial condition.* Valley has implemented a customer awareness program on its website, in brochures in each of its branches and in messages on customer statements to keep customers informed about Y2K as it relates to Valley.

Valley has established a contingency plan for the applications critical to its operations. This plan includes trigger dates in which a contingency vendor would be contacted. However, Valley does not foresee converting any of these applications to a contingency vendor at this time.*

Recent Accounting Pronouncement

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  See page 13 for a discussion of interest rate sensitivity.


                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

   a) On April 7, 1999 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 19 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

Name                                  Number of Votes For          Withheld

Andrew B. Abramson                    45,119,579                   479,191
Pamela Bronander                      45,118,936                   479,833
Joseph Coccia, Jr.                    45,117,946                   480,824
Harold P. Cook, III                   45,118,123                   480,646
Austin C. Drukker                     45,116,155                   482,614
Willard L. Hedden                     45,110,659                   488,112
Graham O. Jones                       45,113,612                   485,159
Walter H. Jones, III                  45,110,711                   488,060
Gerald Korde                          45,119,486                   479,283
Gerald H. Lipkin                      45,114,851                   483,917
Joleen Martin                         45,119,286                   479,483
Robert E. McEntee                     45,119,586                   479,183
Sam P. Pinyuh                         45,107,782                   490,987
Robert Rachesky                       45,118,544                   480,226
Barnett Rukin                         45,119,046                   479,724
Peter Southway                        45,041,712                   557,056
Richard F. Tice                       45,117,017                   481,753
Leonard Vorcheimer                    45,119,786                   478,983
Joseph L. Vozza                       45,119,379                   479,391

b) Shareholders also voted upon approval of the Valley National Bancorp 1999 Long-Term Stock Incentive Plan, which generally provides the Board of Directors or a Committee comprised of two or more non-employee directors of the Corporation with authority to issue or grant to officers and key employees of the Corporation incentive stock options, non-qualified stock options, restricted stock, and/or stock appreciation rights for up to a maximum of 2,500,000 shares, with a maximum of 250,000 shares or options to be issued to any one officer or employee.

      Number of Votes For               Withheld                Abstain

      36,853,503                        6,563,407               2,185,780


Item 5.  Other Information

a) The Board of Directors approved a five percent stock dividend on April 7, 1999. The new stock will be issued May 18, 1999 to shareholders of record as of May 7, 1999.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

     (3)   Articles of Incorporation and By-laws

         A) Certificate of Incorporation of the Registrant restated to show all changes through May 11, 1999.

         B) By-laws as incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

b)  Reports on Form 8-K

  None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VALLEY NATIONAL BANCORP
                                               (Registrant)



   Date: May 14, 1999                           /s/ Peter Southway
                                                PETER SOUTHWAY
                                                VICE CHAIRMAN




   Date: May 14, 1999


                                                /s/ Alan D. Eskow
                                                ALAN D. ESKOW
                                                SENIOR VICE PRESIDENT AND
                                                CONTROLLER FINANCIAL
                                                ADMINISTRATION

                                                                  Exhibit 3(A)

                                     RESTATED
                            CERTIFICATE OF INCORPORATION
                                          OF
                                VALLEY NATIONAL BANCORP

                            (as in effect on May 11, 1999)

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

                                    ARTICLE I
                                 CORPORATE NAME

The name of the Corporation is Valley National Bancorp (hereinafter the "Corporation").

                                    ARTICLE II
                            CURRENT REGISTERED OFFICE
                            AND CURRENT REGISTERED AGENT

The address of the Corporation's current registered office is 1455 Valley Road, Wayne, New Jersey. The name of the current registered agent at that address is Gerald H. Lipkin.

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

                                      ARTICLE V
                                    CAPITAL STOCK

The Corporation is authorized to issue 103,359,375 shares of common stock without nominal or par value.

                                     ARTICLE VI
                                 INDEMNIFICATION

The  Corporation   shall  indemnify  its  officers,   directors,  employees and
agents and former officers, directors, employees and agents, and any other persons serving at the request of the Corporation as an officer, director, employee or agent of another corporation, association, partnership, joint venture, trust, or other enterprise, against expenses (including attorney's fees, judgments, fines, and amounts paid in settlement) incurred in connection with any pending or threatened action, suit, or proceeding, whether civil, criminal, administrative or investigative, with respect to which such officer, director, employee, agent or other person is a party, or is threatened to be made a party, to the full extent permitted by the New Jersey Business Corporation Act. The indemnification provided herein shall not be deemed exclusive of any other right to which any person seeking indemnification may be entitled under any by-law, agreement, or vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity, and shall inure to the benefit of the heirs, executors, and the administrators of any such person. The Corporation shall have the power to purchase and maintain insurance on behalf of any persons enumerated above against any liability asserted against him and incurred by him in any such capacity, arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provision of this Article.

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

          IN WITNESS WHEREOF, Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Valley National Bancorp, has executed this
Restated Certificate of Incorporation on behalf of Valley National Bancorp, as restated.


                                             /s/ Gerald H. Lipkin

                                             ---------------------------
                                             Gerald H. Lipkin, Chairman