Form 10-Q
period 1999-06-30
VALLEY NATIONAL BANCORP
filed 1999-08-13
CIK 714310

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                  FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

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

Common Stock (No par value), of which 60,404,825 shares were outstanding as of August 9, 1999.



                               TABLE OF CONTENTS


                                                                   Page Number

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition (Unaudited)
                June 30, 1999 and December 31, 1998                     3

         Consolidated Statements of Income (Unaudited)
                Six and Three Months Ended June 30, 1999 and 1998       4

         Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended June 30, 1999 and 1998                 5

         Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7

Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                       23

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               24


         SIGNATURES                                                     25

                                PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands)


                                                       June 30,   December 31,
                                                        1999          1998
Assets
Cash and due from banks                               $ 176,720     $ 185,921
Federal Funds sold                                           --       108,100
Investment securities held to maturity, fair value
     of $316,960 and $288,312 in 1999 and 1998,
     respectively                                       335,157       286,890
Investment securities available for sale              1,152,431     1,023,188
Trading account securities                                   --         1,592
Loans                                                 4,298,824     4,124,194
Loans held for sale                                       9,902        23,455
Less: Allowance for possible loan losses                (54,641)      (54,894)
Net loans                                             4,093,008     4,253,832
Premises and equipment                                   82,170        82,808
Accrued interest receivable                              34,946        32,197
Other assets                                             74,848        65,265
     Total assets                                    $6,110,104    $5,878,969

Liabilities
Deposits:
     Non-interest bearing deposits                   $  925,109    $  924,217
     Interest bearing:
          Savings                                     2,057,977     2,130,125
          Time                                        2,062,389     1,915,807
            Total deposits                            5,045,475     4,970,149

Federal funds purchased and securities sold under
     repurchase agreements                               41,839        34,950
Treasury tax and loan account and other short-term
     borrowings                                          49,332        22,667
Other borrowings                                        364,916       212,949
Accrued expenses and other liabilities                   45,332        48,445

     Total liabilities                                5,546,894     5,289,160

Shareholders' Equity
Common stock, no par value, authorized 103,359,375
   shares, issued 60,623,939 shares in 1999 and
   58,951,595 in 1998                                    25,988        26,079
Surplus                                                 325,492       331,337
Retained earnings                                       222,350       235,879
Unallocated common stock held by Employee
    Benefit Plan                                         (1,229)       (1,331)
Accumulated other comprehensive (loss) income            (2,809)        4,031
                                                                                     569,792       595,995
Treasury stock, at cost (234,081 shares in 1999
   and 236,735 shares in 1998)                           (6,582)       (6,186)

       Total shareholders' equity                       563,210       589,809

       Total liabilities and shareholders' equity   $ 6,110,104   $ 5,878,969


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

                                           Six Months Ended  Three Months Ended
                                                 June 30,          June 30,
                                         1999        1998       1999      1998

Interest Income
Interest and fees on loans              $ 165,138  $ 164,582 $  83,316  $82,773
Interest and dividends on  investment
 securities:
     Taxable                               36,722     32,677    18,626   16,102
     Tax-exempt                             3,587      4,437     1,843    2,163
     Dividends                              1,174        985       580      483
Interest on federal funds sold and other
 short-term investments                     2,318      2,560     1,429    1,307
     Total interest income                208,939    205,241   105,794  102,828
Interest Expense
Interest on deposits:
     Savings deposits                      20,103    23,410     10,097   11,810
     Time deposits                         50,454    55,035     25,538   27,235
Interest on federal funds purchased and
     securities sold under repurchase
     agreements                               529       561       277       346
Interest on other short-term borrowings       717       779       390       455
Interest on other borrowings                9,295     4,451     5,235     2,197
     Total interest expense                81,098    84,236    41,537    42,043
Net Interest Income                       127,841   121,005    64,257    60,785
Provision for possible loan losses          3,775     6,105     1,775     3,460
Net Interest Income after Provision for
  Possible Loan Losses                    124,066   114,900    62,482    57,325
Non-Interest Income
Trust income                                1,096       940       554       492
Service charges on deposit accounts         7,091     6,722     3,572     3,495
Gains on securities transactions, net       2,431     1,040       456       128
Fees from loan servicing                    3,853     3,576     1,921     2,001
Credit card fee income                      4,199     5,198     2,208     2,675
Gains on sales of loans, net                1,448     2,642       785     1,578
Other                                       4,404     2,476     2,303     1,250
     Total non-interest income             24,522    22,594    11,799    11,619
Non-Interest Expense
Salary expense                             28,465    27,569    14,047    13,768
Employee benefit expense                    6,311     6,084     3,171     3,053
FDIC insurance premiums                       624       641       311       314
Occupancy and equipment expense             9,796    10,689     5,054     5,584
Credit card expense                         2,646     5,514     1,332     2,369
Amortization of intangible assets           2,142     2,250       818     1,261
Merger-related charges                      3,005        --     3,005        --
Other                                      14,512    14,725     7,498     7,412
     Total non-interest expense            67,501    67,472    35,236    33,761
Income Before Income Taxes                 81,087    70,022    39,045    35,183
Income tax expense                         29,201    19,671    13,648     9,313
Net Income                               $ 51,886  $ 50,351  $ 25,397  $ 25,870
Earnings Per Share:
     Basic                               $   0.85  $   0.82  $   0.42  $   0.42
     Diluted                             $   0.84  $   0.81  $   0.41  $   0.42
Weighted Average Number of Shares Outstanding:
     Basic                           61,184,464 61,370,668 60,885,740 61,341,156
     Diluted                         61,814,801 62,228,962 61,558,760 62,218,153


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                               1999       1998
Cash flows from operating activities:
     Net income                                              $ 51,886  $ 50,351
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                              5,838     6,655
     Amortization of compensation costs pursuant to long
        term stock incentive plan                                 440       792
     Provision for possible loan losses                         3,775     6,105
     Net amortization of premiums and accretion of discounts    2,253     1,418
     Net gains on securities transactions                      (2,431)   (1,040)
     Proceeds from sales of loans                              57,675    78,669
     Gain on sales of loans                                    (1,448)   (2,642)
     Proceeds from recoveries on previously charged-off loans   1,884     1,392
     Net increase in accrued interest receivable and other
       assets                                                  (9,914)   (1,264)
     Net increase (decrease) in accrued expenses and other
       liabilities                                                405      (178)
     Net cash provided by operating activities                110,363   140,258
Cash flows from investing activities:
     Proceeds from maturing investment securities held
        to maturity                                            27,764    28,654
     Purchases of investment securities held to maturity     (119,055)  (24,771)
     Proceeds from sales of investment securities available
       for sale                                                 8,497    40,348
     Proceeds from maturing investment securities available
       for sale                                               235,416   208,921
     Purchases of investment securities available for sale   (341,697) (181,313)
     Proceeds from sales of trading account securities          1,415        --
     Purchases of mortgage servicing rights                    (4,212)   (9,564)
     Net decrease (increase) in federal funds sold and
        other short-term investments                          108,100   (40,325)
     Net increase in loans made to customers                 (222,710) (148,686)
     Purchases of premises and equipment, net of sales         (3,058)   (5,265)
     Net cash used in investing activities                   (309,540) (132,001)

Cash flows from financing activities:
     Net increase in deposits                                  75,326    10,186
     Net increase in federal funds purchased and other
        short-term borrowings                                  33,554    23,052
     Advances of other borrowings                             183,000        --
     Repayments of other borrowings                           (31,033)   (8,030)
     Dividends paid to common shareholders                    (29,276)  (23,943)
     Addition of common shares to treasury                    (46,036)   (6,674)
     Common stock issued, net of cancellations                  4,441       347
     Net cash provided by (used in) financing activities      189,976    (5,062)
Net (decrease) increase in cash and due from banks             (9,201)    3,195
Cash and due from banks at January 1                          185,921   161,170
Cash and due from banks at June 30                         $  176,720 $ 164,365
Supplemental cash flow disclosures:
     Cash paid for interest on deposits and other
        borrowings                                         $   80,585 $  84,959
     Cash paid for federal and state income taxes              28,179    15,949
     Transfer of Ramapo securities from held to maturity
      to available for sale                                    42,387        --


See accompanying notes to consolidated financial statements.

                               VALLEY NATIONAL BANCORP
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of June 30, 1999 and December 31, 1998, the Consolidated Statements of Income for the six and three month periods ended June 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1998 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 1999 financial presentations. The consolidated financial statements of Valley have been restated to include Ramapo for all periods presented.

2.       Earnings Per Share

         Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared
April 7, 1999 to Shareholders of record on May 7, 1999 and  issued May 18, 1999.

3.       Recent Developments

         On June 11, 1999, Valley acquired Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank headquartered in Wayne, New Jersey. At the date of acquisition, Ramapo had total assets of $344.0 million and deposits of $299.5 million, with 8 branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 4.0 million shares of Valley common stock. Each share of common stock of Ramapo was exchanged for 0.44625 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Ramapo for all periods presented.

         During the second quarter of 1999, Valley recorded merger-related charges of $3.0 million related to the acquisition of Ramapo. On an after tax basis, these charges totaled $2.2 million or $0.04 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, senior executives of Ramapo; real estate expenses related to the closing of a duplicate branch; professional fees which include investment banking, accounting and legal fees; and other expenses which include data processing and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of merger-related charges, consisting of real estate dispositions, professional fees, personnel expenses and other expenses totaled $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively.
Of the total merger-related charges $2.6 million, or 87.4 percent were paid through June 30, 1999. It is expected that the remaining liability will be fully utilized in 1999.

         During the second quarter, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies.

         On July 30, 1999, Valley acquired New Century Asset Management Company ("New Century"), a NJ-based money manager with $120 million of assets under management. New Century was purchased on an earn-out basis and will continue its operation as a wholly owned subsidiary of Valley National Bank.

4.       Accumulated Other Comprehensive (Loss) Income

Valley's accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the six and three months ended June 30, 1999 and 1998.


                                             Six Months Ended  Six Months Ended
                                              June 30, 1999      June 30, 1998

Net income                                             $51,886          $50,351

Accumulated other comprehensive (loss) income,
      net of tax:
  Foreign currency translation adjustments                 349             (184)
  Unrealized gains(losses) on securities:
     Unrealized holding losses arising during
        period                               $(8,733)            $(280)
     Less: reclassification adjustment for
        gains realized in net income           1,544               624
     Net unrealized (losses) gains                     (7,189)              344
Other comprehensive (loss) income                      (6,840)              160
Accumulated other comprehensive income                $45,046           $50,511




                                          Three Months Ended Three Months Ended
                                             June 30, 1999      June 30, 1998

Net income                                            $25,397           $25,870

Accumulated other comprehensive (loss) income,
      net of tax:
  Foreign currency translation adjustments                205              (234)
  Unrealized gains(losses) on securities:
     Unrealized holding losses arising
         during period                     $(4,836)            $(791)
     Less: reclassification adjustment
         for gains realized in net income      290                30
     Net unrealized losses                            (4,546)              (761)
Other comprehensive loss                              (4,341)              (995)
Accumulated other comprehensive income               $21,056            $24,875



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

Earnings Summary

Net income for the six months ended June 30, 1999 was $51.9 million, or $0.84 per diluted share including a merger related charge of $2.2 million, net of tax or $0.04 per diluted share. These results compare to net income of $50.4 million, or $0.81 per diluted share for the same period in 1998 (all data has been restated for the Ramapo merger and earnings per share amounts have been restated to give effect to a 5 percent stock dividend issued May 18, 1999). The annualized return on average assets decreased to
1.74 percent from 1.79 percent, while the annualized return on average equity decreased to 17.60 percent from 18.37 percent, for the six months ended June 30, 1999 and 1998, respectively.

Net income was $25.4 million or $0.41 per diluted share for the three month period ended June 30, 1999, compared with $25.9 million or $0.42 per diluted share for the same period in 1998.

Net income for both the six and three month periods ended June 30, 1999 reflect higher net interest income, a lower provision for possible loan losses, offset by higher non-interest expenses including merger-related charges and a higher provision for income taxes.

Net Interest Income

Net interest income is the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $130.0 million from $123.7 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans and taxable investments, partially offset by lower average interest rates for these interest earning assets. Also contributing to the increase was a decline in average interest rates on average balances of total interest bearing liabilities. The net interest margin was 4.56 percent for the six months ended June 30, 1999 compared with 4.63 percent for the same period in 1998.

Average interest earning assets increased $361.0 million, or 6.2 percent for the first six months of 1999 over the comparable 1998 amount. This was mainly the result of the increase in average balance of loans of $217.6 million or 5.5 percent and the increase in average balance of taxable investments of $180.0 million, or 16.5 percent. Included in taxable investments is Valley's portfolio of trust preferred securities of $220.1 million, at June 30, 1999. Valley began purchasing these securities in the latter part of the fourth quarter of 1998 as part of a leverage strategy to increase interest-earning assets and net interest income. These securities are funded by borrowings from the Federal Home Loan Bank ("FHLB") which are included in other borrowings.

Average interest-bearing liabilities for the first six months of 1999 increased $260.5 million or 6.2 percent from the same period in 1998. Average demand deposits increased by $64.9 million or 8.1 percent over the comparable 1998 balance. Average savings deposits increased $70.3 million or 3.6 percent and average time deposits, mostly rate sensitive municipal deposits, remained relatively unchanged from 1998. Average other borrowings, which include Federal Home Loans Bank advances, increased $183.5 million, or
128.2 percent.

Average interest rates, in all categories of interest earning assets, declined during the six months ended June 30, 1999 compared to the same period in 1998. The largest decline in average rates was for loans, which decreased by 41 basis points to 7.91 percent. Average interest rates on total interest earning assets declined 38 basis points to 7.40 percent. Average interest rates also declined on all interest bearing liabilities by 37 basis points to 3.62 percent from 3.99 percent. Average interest rates on deposits declined by 45 basis points to 3.45 percent. Overall, the decline in average interest rates coupled with the growth in interest earning assets, as compared to 1998, caused the net interest margin to decline to
4.56 percent from 4.63 percent.

Net interest income on a tax equivalent basis increased to $65.4 million from $62.1 million for the three months ended June 30, 1999 as compared with the same period in 1998. This can be attributed to a $436.5 million increase in average interest earning assets offset by an increase in average interest bearing liabilities of $344.8 million. The net interest margin decreased to 4.51 percent for the three months ended June 30, 1999 compared with 4.63 percent for the same period in 1998 as a result of increased average earning assets in conjunction with the decline in average interest rates.

The following table reflects the components of net interest income for each of the six months ended June 30, 1999 and 1998.


          ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                     NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS


                  Six Months Ended June 30, 1999    Six Months Ended June, 1998
                  Average                Average   Average              Average
                  Balance     Interest   Rate      Balance   Interest   Rate
                                         (in thousands)
Assets
Interest earning
  assets
Loans (1)(2)    $4,182,369  $ 165,358    7.91%    $3,964,793 $ 164,858    8.32%
Taxable
 investments(3)  1,268,900     37,896    5.97      1,088,915    33,662    6.18
Tax-exempt
 investments(1)(3) 162,580      5,518    6.79        195,145     6,826    7.00
Federal funds sold
 and other short-
 term investments   93,317      2,318    4.97         97,335     2,560    5.26
Total interest
 earning assets  5,707,166 $  211,090    7.40      5,346,188 $ 207,906    7.78
Allowance for
 possible loan
 losses            (54,929)                          (53,464)
Cash and due
 from banks        148,703                           141,336
Other assets       174,173                           173,199
Unrealized gain
  on securities
  available for
  sale               2,590                             6,973
Total assets    $5,977,703                      $  5,614,232
Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings
  deposits      $2,032,227  $   20,103   1.98%  $  1,961,951  $  23,410   2.39%
Time deposits    2,058,298      50,454   4.90      2,056,333     55,035   5.35
Total interest
 bearing
 deposits        4,090,525      70,557   3.45      4,018,284     78,445   3.90
Federal funds
 purchased and
 other short-term
 borrowings         60,700       1,246   4.11         55,957      1,340   4.79
Other borrowings   326,661       9,295   5.69        143,161      4,451   6.22
Total interest
 bearing
 liabilities     4,477,886      81,098   3.62      4,217,402     84,236   3.99
Demand deposits    869,578                           804,725
Other liabilities   40,703                            43,838
Shareholders'
 equity            589,536                           548,267
Total liabilities
  and shareholders'
  equity        $5,977,703                      $  5,614,232
Net interest income
  (tax equivalent
    basis)                     129,992                         123,670
Tax equivalent adjustment       (2,151)                         (2,665)
Net interest income          $ 127,841                      $  121,005
Net interest rate differential           3.78%                            3.79%
Net interest margin (4)                  4.56%                            4.63%


(1) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)  Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following table reflects the components of net interest income for each of the three months ended June 30, 1999 and 1998.


                           Three Months Ended            Three Months Ended
                              June 30, 1999                June 30, 1998
                          Average            Average   Average          Average
                          Balance   Interest   Rate    Balance  Interest  Rate

                                              (in thousands)
Assets
Interest earning assets
Loans (1)(2)             $4,225,243  $ 83,425  7.90%  $3,986,440 $ 82,909 8.32%
Taxable investments (3)   1,290,515    19,206  5.95    1,083,203   16,585 6.12
Tax-exempt
 investments(1)(3)          168,279     2,841  6.75      189,993    3,328 7.01
Federal funds sold and
  other short-term
  investments               111,196     1,429  5.14       99,072    1,307 5.28
Total interest earning
  assets                  5,795,233  $106,901  7.38    5,358,708 $104,129 7.77
Allowance for possible
  loan losses               (54,323)                     (53,092)
Cash and due from banks     147,557                      140,378
Other assets                171,528                      177,625
Unrealized gain(loss)on
  securities
  available for sale           (541)                       7,497
Total assets            $ 6,059,454                   $5,631,116
Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings deposits        $ 2,036,849  $ 10,097 1.98%   $1,975,309 $ 11,810 2.39%
Time deposits             2,093,593    25,538 4.88     2,032,860   27,235 5.36
Total interest bearing
  deposits                4,130,442    35,635 3.45     4,008,169   39,045 3.90
Federal funds purchased
  and other short-term
  borrowings                 64,321       667 4.15        65,956      801 4.86
Other borrowings            366,437     5,235 5.71       142,274    2,197 6.18
Total interest bearing
  liabilities             4,561,200    41,537 3.64     4,216,399   42,043 3.99
Demand deposits             876,182                      819,073
Other liabilities            37,802                       41,977
Shareholders' equity        584,270                      553,667
Total liabilities and
  shareholders' equity  $ 6,059,454                 $  5,631,116
Net interest income
  (tax equivalent basis)               65,364                      62,086
Tax equivalent adjustment              (1,107)                     (1,301)
Net interest income                   $64,257                     $60,785
Net interest rate differential               3.74%                        3.78%
Net interest margin (4)                      4.51%                        4.63%



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

           CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS


                                                 Six Months Ended June 30,
                                                  1999 Compared to 1998
                                                   Increase(Decrease)(2)
                                            Interest       Volume         Rate
                                                      (in thousands)
Interest income:
  Loans (1)                                $  500         $ 8,812   $   (8,312)
  Taxable investments                       4,234           5,407       (1,173)
  Tax-exempt investments (1)               (1,308)         (1,110)        (198)
  Federal funds sold and
     other short-term investments            (242)           (103)        (139)
                                            3,184          13,006       (9,822)
Interest expense:
  Savings deposits                         (3,307)            814       (4,121)
  Time deposits                            (4,581)             53       (4,634)
  Federal funds purchased and
     other short-term borrowings              (94)            107         (201)
  Other borrowings                          4,844           5,251         (407)
                                           (3,138)          6,225       (9,363)

Net interest income (tax equivalent basis)$ 6,322         $ 6,781    $    (459)



(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.


                                                 Three Months Ended June 30,
                                                     1999 Compared to 1998
                                                     Increase(Decrease)(2)
                                               Interest     Volume       Rate
                                                       (in thousands)
Interest income:
  Loans (1)                                   $  516       $ 4,830    $ (4,314)
  Taxable investments                          2,621         3,097        (476)
  Tax-exempt investments (1)                    (487)         (370)       (117)
  Federal funds sold and
     other short-term investments                122           157         (35)
                                               2,772         7,714      (4,942)
Interest expense:
  Savings deposits                            (1,713)           358     (2,071)
  Time deposits                               (1,697)           795     (2,492)
  Federal funds purchased and
     other short-term borrowings                (134)          (19)       (115)
  Other borrowings                             3,038         3,214        (176)
                                                (506)        4,348      (4,854)
Net interest income (tax equivalent basis)   $ 3,278       $ 3,366    $    (88)



(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the six and three months ended June 30, 1999 and 1998.


                                             NON-INTEREST INCOME

                                          Six Months Ended   Three Months Ended
                                               June 30,           June 30,
                                          1999        1998      1999       1998
                                                      (in thousands)

Trust income                            $ 1,096    $   940   $   554    $  492
Service charges on deposit accounts       7,091      6,722     3,572     3,495
Gains on securities transactions, net     2,431      1,040       456       128
Fees from loan servicing                  3,853      3,576     1,921     2,001
Credit card fee income                    4,199      5,198     2,208     2,675
Gains on sales of loans, net              1,448      2,642       785     1,578
Other                                     4,404      2,476     2,303     1,250
   Total                               $ 24,522    $22,594  $ 11,799   $11,619


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $22.1 million for the six months ended June 30, 1999 compared with $21.6 million for the six months ended June 30, 1998. For the quarter ended June 30, 1999 total non interest income, excluding security gains transactions, was $11.3 million or compared with $11.5 million for the quarter ended June 30, 1998.

On July 30, 1999,  Valley  acquired New Century Asset  Management  Company
("New Century"), a NJ-based money manager with $120 million of assets under management. New Century was purchased on an earn-out basis and will continue its operation as a wholly owned subsidiary of Valley National Bank. The generation of this fee-based business is expected to contribute additional fee income to the operations of Valley beginning in the third quarter of 1999.*

Service charges on deposit accounts increased $369 thousand or 5.5 percent from $6.7 million for the six months ended June 30, 1998 to $7.1 million for the same period in 1999. A majority of this increase is due to the implementation of new service fees and increased emphasis placed on collection efforts.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 7.7 percent from $3.6 million for the six months ended June 30, 1998 to $3.9 million for the six months ended June 30, 1999 due to an increase in the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of a portfolio, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments.

Credit card fee income declined by $999 thousand or 19.2 percent and by $467 thousand or 17.5 percent for the three month and six month period ended
June 30, 1999, respectively, compared with the same period in 1998. The decrease can be attributed to a change in the co-branded credit card program during the fourth quarter of 1997 which reduced cardmember rebates, resulting in a decline in outstanding credit card balances. The decline in balances and usage of the card caused a reduction in the volume of co-branded credit card transactions.

Gains on the sales of loans were $800 thousand and $1.4 million for the three and six months ended June 30, 1999 compared to $1.6 million and $2.6 million for the comparable periods in 1998. Gains are recorded primarily from mortgage banking activity related to residential mortgage loans and the sale of SBA loans in the secondary market. The decrease of $1.2 million and $800 thousand for the six and three months ended June 30, 1999, respectively, resulted from a decline in the volume of residential mortgage loans being sold by Valley into the secondary market.

During the second quarter, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies. Valley expects gross annual commissions revenues from the sale of title insurance policies to be approximately $1.7 million during the first year of operations.*

The largest component of other non-interest income is safe deposit rental income. Other non-interest income increased $1.1 million and $1.9 million to $2.3 million and $4.4 million for the three and six months ended
June 30, 1999 in comparison to the same period in 1998. The increase for the six months can be attributed primarily to the $525 thousand gain on sale of OREO property and $560 thousand for the recovery of previously charged off property. The increase for the three months can be attributed primarily to the $203 thousand gain on sale of OREO property and $560 thusand for the recovery of previously charged off property.

Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 1999 and 1998.


                                           NON-INTEREST EXPENSE
                           Six Months Ended June 30  Three Months Ended June 30
                              1999          1998       1999             1998
                                             (in thousands)

Salary expense                 $ 28,465   $ 27,569    $ 14,047        $ 3,768
Employee benefit expense          6,311      6,084       3,171          3,053
FDIC insurance premiums             624        641         311            314
Occupancy and equipment expense   9,796     10,689       5,054          5,584
Credit card expense               2,646      5,514       1,332          2,369
Amortization of intangible assets 2,142      2,250         818          1,261
Merger-related charges            3,005         --       3,005             --
Other                            14,512     14,725       7,498          7,412
   Total                       $ 67,501   $ 67,472    $ 35,236        $33,761



Non-interest expense totaled $35.2 million and $67.5 million for the three and six months ended June 30, 1999. Excluding the merger-related charges non-interest expense totaled $32.2 million and $64.5 million for the three and six months ended June 30, 1999, a decrease of $1.5 million and $3.0 million for the comparable three and six months ending June 30, 1998. The largest components of non-interest expense are salaries and employee benefit expense which totaled $17.2 million and $34.8 million for the three and six months ended June 30, 1999 compared to $16.8 million and $33.7 million in the comparable period of 1998. At June 30, 1999, full-time equivalent staff was 1,813, compared to 1,850 at June 30, 1998.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 1999 was 42.6 percent, one of the lowest in the industry, compared with an efficiency ratio of 46.7 percent for the year ended December 31, 1998 and 44.7 percent for the six months ended June 30, 1998. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Credit card expense includes cardmember rebates, processing expenses and fraud losses. The decrease in credit card expenses of $1.0 million or 43.8 percent and $2.9 million or 52.0 percent for the three months and six months ending June 30, 1999 respectively, is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

Amortization of intangible assets decreased $443 and $108 thousand for the three and six months ended June 30, 1999 to $818 thousand and $2.1 million. The decrease is from reduced loan servicing amortization expense An impairment analysis of loan servicing rights is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.

The significant components of other non-interest expense include advertising, data processing, professional fees, postage, telephone and stationery expense which totaled approximately $3.2 million and $7.0 million for the three and six months ended June 30, 1999.

Income Taxes

Income tax expense as a percentage  of pre-tax  income was 35.0 percent and
36.0 percent for the three and six months ended June 30, 1999, respectively, compared to 26.5 percent and 28.1 percent for the same periods in 1998. The increase in the effective tax rate is attributable to tax benefits realized in 1998 that were no longer available in 1999. Valley implemented a tax strategy during the second quarter of 1999 to minimize state tax expense. The effective tax rate is expected to remain at current levels for the remainder of 1999, compared to the lower effective tax rate for 1998.*


Business Segments

Valley has three major business segments it monitors and reports on to manage its business operations. These segments are commercial lending, consumer lending and investment management. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated to each of the three business segments. The financial reporting for each segment contains allocations and reporting in line with Valley's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table represents the financial data for the three business segments for the six months ended June 30, 1999 and 1998. No material change has been made to the basis of segmentation or in the basis of measurement of segment profit or loss.


                                             Six Months Ended June 30, 1999
                                                    (in thousands)

                                                           Corporate
                          Consumer  Commercial Investment   and other
                          Lending   Lending    Management   Adjustments  Total

Average interest-earning
 assets                   $2,632,965 $1,658,465 $1,415,736  $    --  $5,707,166

Income before income taxes$   35,983 $   32,192 $   14,712  $ (1,800)$   81,087

Return on average
   interest-earning
   assets (pre-tax)            2.73%       3.88%      2.08%      - %      2.84%



                                              Six Months Ended June 30, 1998
                                                     (in thousands)

                                                              Corporate
                           Consumer   Commercial  Investment  and Other
                           Lending    Lending     Management  Adjustments Total

Average interest-earning
 assets                    $2,425,668  $1,546,963 $1,373,557 $    -- $5,346,188

Income before income taxes $   30,388      31,330     14,230  (5,926)    70,022

Return on average
   interest-earning
   assets (pre-tax)              2.51%       4.05%     2.07%      --%     2.62%



Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.73 percent for the six months ended June 30, 1999 compared to 2.51 percent for the six months ended June 30, 1998. Average interest-earning assets increased $207.3 million, which is attributable to an increase in home equity and automobile lending. Interest rates on consumer loans declined by 48 basis points. This decrease was offset by a decrease in the cost of funds by 31 basis points. Income before income taxes increased $5.6 million primarily as a result of an increase in average interest-earning assets.

Commercial Lending

The return on average interest-earning assets before taxes declined 17 basis points to 3.88 percent for the six months ended June 30, 1999. Average interest-earning assets increased $111.5 million as a result of increased volume of loans. Interest rates on commercial loans declined by 39 basis points. This decrease was partially offset by a decrease in cost of funds by 31 basis points. Income before income taxes increased $862 thousand as a result of an increase in average interest-earning assets.

Investment Management

The return on average interest earning assets before taxes was 2.08 percent for the six months ended June 30, 1999 relatively unchnaged from the six months ended June 30, 1998. The yield on interest earning assets decreased by 35 basis points to 6.26 percent, and was offset by a larger decrease of 69 basis points in the cost of funds. Average interest-earning assets increased by $42.2 million and income before income taxes remained relatively unchanged.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes decreased to $1.8 million for the six months ended June 30, 1999.

The following table represents the financial data for the three months ended June 30, 1999 and 1998.


                                           Three Months Ended June 30, 1999
                                                    (in thousands)
                                                              Corporate
                           Consumer   Commercial  Investment  and Other
                           Lending    Lending     Management  Adjustments Total

Average interest-earning
 assets                  $2,662,965 $1,706,532  $1,425,736  $  --    $5,795,233

Income before income
 taxes                   $   19,327 $   17,796  $    7,385  $ (5,463)$   39,045

Return on average
 interest-earning
 assets (pre-tax)             2.90%      4.17%        2.07%   --  %        2.69%


                                             Three Months Ended June 30, 1998
                                                    (in thousands)

                                                              Corporate
                            Consumer  Commercial Investment   and Other
                            Lending   Lending    Management   Adjustments Total

Average interest-earning
  assets                    $2,434,188 $1,548,963 $1,375,557  $  --  $5,358,708

Income before income taxes  $   16,676 $   16,541 $    7,066  (5,100)$   35,183

Return on average interest-
   earning assets (pre-tax)       2.74 %    4.27 %      2.05 %   -- %     2.63%



Consumer Lending
The consumer lending segment had a return on average interest-earning assets before taxes of 2.90 percent for the three months ended June 30, 1999 compared to 2.74 percent for the three months ended June 30, 1998. Average interest-earning assets increased $228.8 million, attributable to an increase in home equity and automobile lending. Interest rates on consumer loans declined by 57 basis points. This decrease was offset by a decrease in cost of funds by 24 basis points. Income before income taxes increased $2.7 million primarily as a result of an increase in average interest-earning assets.

Commercial  Lending
The return on average interest-earning assets before taxes declined 10 basis points to 4.17 percent for the three months ended June 30, 1999. Average interest-earning assets increased $157.6 million as a result of increased volume of loans. Interest rates on commercial loans declined by 41 basis points. This decrease was partially offset by a decrease in cost of funds by 33 basis points. Income before income taxes increased by $1.3 million as a result of an increase in average interest-earning assets, offset by the decline in the interest spread.



Investment Management
The return on average interest earning assets before taxes increased to 2.07 percent for the three months ended June 30, 1999 compared to 2.05 percent for the three months ended June 30, 1998. The yield on interest earning assets decreased by 36 basis points to 6.10 percent, offset by a decrease in the cost of funds. Average interest-earning assets increased by $50.2 million and income before income taxes increased by $319 thousand.

Corporate Segment
The corporate segment represents income and expense items not directly attributable to a specific segment, including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $5.5 million for the three months ended June 30, 1999.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $267.0 thousand while an interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately $2.3 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

The total negative gap repricing within 1 year as of June 30, 1999 was $944.5 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.63:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. Liquid assets amounted to $1.4 billion and $1.3 billion at June 30, 1999 and December 31, 1998, respectively. This represents 23.4 percent and 24.2 percent of interest earning assets, and 22.2 percent and 22.9 percent of total assets at June 30, 1999 and December 31, 1998, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.6 billion for both the six months ended June 30, 1999 and the year ended December 31, 1998, respectively, representing 62.3 percent and 66.8 percent of average interest earning assets. Short-term borrowings through Federal funds lines and Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. During the fourth quarter of 1998, Valley began borrowing from the FHLB as part of a leveraging strategy to increase interest earning assets and net interest income. This strategy has continued to expand in 1999 and as of June 30, 1999, Valley had outstanding FHLB advances of $364.5 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 1999 proceeds from the sales of investment securities available for sale were $8.5 million, and proceeds of $235.4 million were generated from investment maturities. Purchases of investment securities for the six months ended June 30, 1999 were $460.8 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $593.9 million and $503.6 million, on average, for the six months ended June 30, 1999 and the year ended December 31, 1998 respectively.

Valley' cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

As of June 30, 1999, Valley had $1.2 billion of securities available for sale compared with $1.0 billion at December 31, 1998. Those securities are recorded at their fair value on an aggregate basis. As of June 30, 1999, the investment securities available for sale had an unrealized loss of $2.3 million, net of deferred taxes, compared to an unrealized gain of $4.9 million, net of deferred taxes, at December 31, 1998. This change was primarily due to a decrease in prices resulting from an increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of June 30, 1999, total loans were $4.3 billion, compared to $4.1 billion at December 31, 1998, an increase of 3.8 percent. The following table reflects the composition of the loan portfolio as of June 30, 1999 and December 31, 1998.



                                                  LOAN PORTFOLIO

                                           June 30,           December 31,
                                             1999                1998
Commercial                                $  466,722        $  477,231
  Total commercial loans                     466,722           477,231

Construction                                 121,717           112,819
Residential mortgage                       1,102,139         1,055,278
Commercial mortgage                        1,138,336         1,050,420
  Total mortgage loans                     2,362,192         2,218,517

Home equity                                  245,045           226,231
Credit card                                   95,426           108,180
Automobile                                 1,059,034         1,033,938
Other consumer                                80,307            83,552
  Total consumer loans                     1,479,812         1,451,901

Total loans                               $4,308,726       $ 4,147,649

As a percent of total loans:
Commercial loans                               10.8%             11.5%
Mortgage loans                                 54.8              53.5
Consumer loans                                 34.4              35.0
  Total                                       100.0%            100.0%


Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate owned
(OREO). Non-performing assets totaled $9.8 million at June 30, 1999 compared with $11.8 million at December 31, 1998, a decrease of $2.0 million or 17.0 percent. Non-performing assets at June 30, 1999 and December 31, 1998, respectively, amounted to 0.23 percent and 0.28 percent of loans and OREO.

Loans past due in excess of 90 days and still accruing, and not included in the non-performing category, totaled $7.7 million at June 30, 1999, compared to $7.4 million at December 31, 1998. These loans are primarily residential mortgage loans and commercial mortgage loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.0 million at June 30, 1999.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                                        LOAN QUALITY
                                                  June 30,        December 31,
                                                   1999              1998
                                                       (in thousands)
Loans past due in excess of
  90 days and still accruing                    $  7,744         $  7,418
Non-accrual loans                               $  8,439         $  7,507
Other real estate owned                            1,381            4,261
  Total non-performing assets                   $  9,820         $ 11,768
Troubled debt restructured loans                $  5,064         $  6,387
Non-performing loans as a % of loans                0.20%            0.18%
Non-performing assets as a % of
  Loans plus other real estate owned                0.23%            0.28%
Allowance as a % of loans                           1.27%            1.32%


At June 30, 1999 the allowance for possible loan losses amounted to $54.9 million or 1.27 percent of loans, as compared to $54.6 million or 1.32 percent at year-end 1998.

The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.6 million and $3.5 million for the three and six months ended June 30, 1999 compared with $3.6 million and $6.3 million for the three and six months ended June 30, 1998.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At June 30, 1999, shareholders' equity totaled $563.2 million or 9.2 percent of total assets, compared with $589.8 million or 10.0 percent at December 31, 1998. Valley has achieved steady internal capital generation in excess of asset growth throughout the past five years.

Included in shareholders' equity as components of accumulated other comprehensive income at June 30, 1999 was a $2.3 million unrealized loss on investment securities available for sale, net of tax, and a negative translation adjustment of $504 thousand related to the Canadian subsidiary of VNB, compared to an unrealized gain of $4.9 million, net of tax, and an $852 thousand negative translation adjustment at December 31, 1998.

On June 10, 1999 Valley's Board of Directors rescinded its previously announced stock repurchase program after 1.6 million shares of Valley common stock had been repurchased. Approximately 1.5 million treasury shares were issued in conjunction with the 5 percent stock dividend issued May 18, 1999.

Valley's capital position at June 30, 1999 under risk-based capital guidelines was $560.6 million, or 12.0 percent of risk-weighted assets, for Tier 1 capital and $615.5 million, or 13.2 percent for Total risked-based capital. The comparable ratios at December 31, 1998 were
13.3 percent for Tier 1 capital and 14.5 percent for Total risk-based capital. At June 30, 1999 and December 31, 1998, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.3 and 10.0 percent, respectively. Valley's ratios at June 30, 1999 were above the "well capitalized" requirements, which require Tier 1 capital of at least 6 percent, total risk-based capital of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $9.33 at June 30, 1999 compared with $9.57 per share at December 31, 1998.

The primary source of capital is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 46.6 percent for the six month period ended June 30, 1999, compared to 51.9 percent for the six month period ended June 30, 1998. Cash dividends declared amounted to $0.50 per share for the six months ended June 30, 1999 equivalent to a dividend payout ratio of 57.6 percent, compared to 50.9 percent for the same period in 1998. Valley declared a five percent stock dividend on April 7, 1999 to shareholders of record on May 7, 1999, and issued May 18, 1999. The annual dividend rate was increased from $0.95 per share, on an after stock dividend basis, to $1.04 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Year 2000

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

In June of 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  See page 18 for a discussion of interest rate sensitivity.

                                 PART II

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

  (27)  Financial Data Schedule


b)  Reports on Form 8-K

  1) Filed April 9, 1999 to report earnings for the quarter ended March 31, 1999 and the declaration of the Company's 5 percent stock dividend on the Company's outstanding common stock issued May 18, 1999.
  2) Filed April 30, 1999 to report the purchase up to 2,750,000 shares of it's outstanding common stock to be issued for its 5 percent stock dividend to be issued May 18, 1999.
  3) Filed June 17, 1999 to report the completion of the acquisition of Ramapo Financial Corporation into Valley National Bancorp effective as of the close of business on June 11, 1999 and to report that the Board of Directors rescinded its previously announced treasury stock repurchase program.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           VALLEY NATIONAL BANCORP
                                           (Registrant)



   Date: August 12, 1999                   /s/ Peter Southway
                                           PETER SOUTHWAY
                                           VICE CHAIRMAN




   Date: August 12, 1999                   /s/ Alan D. Eskow
                                           ALAN D. ESKOW
                                           SENIOR VICE PRESIDENT AND
                                           CONTROLLER
                                           FINANCIAL ADMINISTRATION