Form 10-Q/A
period 1999-06-30
VALLEY NATIONAL BANCORP
filed 1999-08-18
CIK 714310

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

                                PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands)


                                                       June 30,   December 31,
                                                        1999          1998
Assets
Cash and due from banks                               $ 176,720     $ 185,921
Federal Funds sold                                           --       108,100
Investment securities held to maturity, fair value
     of $316,960 and $288,312 in 1999 and 1998,
     respectively                                       335,157       286,890
Investment securities available for sale              1,152,431     1,023,188
Trading account securities                                   --         1,592
Loans                                                 4,298,824     4,124,194
Loans held for sale                                       9,902        23,455
Less: Allowance for possible loan losses                (54,894)      (54,641)
Net loans                                             4,253,832     4,093,008
Premises and equipment                                   82,170        82,808
Accrued interest receivable                              34,946        32,197
Other assets                                             74,848        65,265
     Total assets                                    $6,110,104    $5,878,969

Liabilities
Deposits:
     Non-interest bearing deposits                   $  925,109    $  924,217
     Interest bearing:
          Savings                                     2,057,977     2,130,125
          Time                                        2,062,389     1,915,807
            Total deposits                            5,045,475     4,970,149

Federal funds purchased and securities sold under
     repurchase agreements                               41,839        34,950
Treasury tax and loan account and other short-term
     borrowings                                          49,332        22,667
Other borrowings                                        364,916       212,949
Accrued expenses and other liabilities                   45,332        48,445

     Total liabilities                                5,546,894     5,289,160

Shareholders' Equity
Common stock, no par value, authorized 103,359,375
   shares, issued 60,623,939 shares in 1999 and
   58,951,595 in 1998                                    25,988        26,079
Surplus                                                 325,492       331,337
Retained earnings                                       222,350       235,879
Unallocated common stock held by Employee
    Benefit Plan                                         (1,229)       (1,331)
Accumulated other comprehensive (loss) income            (2,809)        4,031
                                                        569,792       595,995
Treasury stock, at cost (234,081 shares in 1999
   and 236,735 shares in 1998)                           (6,582)       (6,186)

       Total shareholders' equity                       563,210       589,809

       Total liabilities and shareholders' equity   $ 6,110,104   $ 5,878,969


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