Form 10-Q
period 1999-09-30
VALLEY NATIONAL BANCORP
filed 1999-11-12
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

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

Common Stock (No par value), of which 60,427,069 shares were outstanding as of November 9, 1999.

                                TABLE OF CONTENTS


                                                                    Page Number

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Statements of Financial Condition (Unaudited)
                  September 30, 1999 and December 31, 1998                  3

            Consolidated Statements of Income (Unaudited)
                  Nine and Three Months Ended September 30, 1999 and
                  1998                                                      4

            Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998             5

            Notes to Consolidated Financial Statements (Unaudited)          6

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                                        23

PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               24


            SIGNATURES                                                     25

                                     PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands)


                                                    September 30,  December 31,
                                                        1999          1998

Assets
Cash and due from banks                             $ 161,686      $  185,921
Federal funds sold                                         --         108,100
Investment securities held to maturity,
 fair value of $327,967 and $288,312 in 1999
 and 1998, respectively                               354,610         286,890
Investment securities available for sale            1,050,549       1,023,188
Trading account securities                                 --           1,592
Loans                                               4,387,267       4,124,194
Loans held for sale                                     9,141          23,455
Less: Allowance for possible loan losses              (54,746)        (54,641)
Net loans                                           4,341,662       4,093,008
Premises and equipment                                 82,381          82,808
Accrued interest receivable                            36,829          32,197
Other assets                                           82,081          65,265
     Total assets                                 $ 6,109,798     $ 5,878,969

Liabilities
Deposits:
     Non-interest bearing deposits                $   921,497     $   924,217
     Interest bearing:
          Savings                                   1,977,994       2,037,200
          Time                                      2,062,116       2,008,732
              Total deposits                        4,961,607       4,970,149
Federal funds purchased and securities sold under
     repurchase agreements                             69,313          34,950
Treasury tax and loan account and other short-term
     borrowings                                        46,345          22,667
Other borrowings                                      414,899         212,949
Accrued expenses and other liabilities                 49,351          48,445
     Total liabilities                              5,541,515       5,289,160

Shareholders' Equity
Common stock, no par value, authorized 103,359,375
   shares, issued 60,624,940 shares in 1999 and
   58,951,595 in 1998                                  25,959          26,079
Surplus                                               326,061         331,337
Retained earnings                                     233,478         235,879
Unallocated common stock held by Employee
   Benefit Plan                                        (1,097)         (1,331)
Accumulated other comprehensive (loss) income         (10,475)          4,031
                                                      573,926         595,995
Treasury stock, at cost (200,700 shares in 1999
   and 236,735 shares in 1998)                         (5,643)         (6,186)
     Total shareholders' equity                       568,283         589,809
     Total liabilities and shareholders' equity   $ 6,109,798     $ 5,878,969



See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)


                                          Nine Months Ended  Three Months Ended
                                            September 30,       September 30,
                                          1999        1998    1999        1998

Interest Income
Interest and fees on loans              $ 250,977  $ 248,143 $ 85,839 $  83,561
Interest and dividends on  investment
 securities:
     Taxable                               55,626     47,984   18,903    15,306
     Tax-exempt                             5,506      6,440    1,920     2,003
     Dividends                              1,782      1,462      608       478
Interest on federal funds sold and other
 short-term investments                     2,954      4,883      636     2,323
     Total interest income                316,845    308,912  107,906   103,671
Interest Expense
Interest on deposits:
     Savings deposits                      30,401     35,252   10,298    11,842
     Time deposits                         75,864     82,473   25,410    27,438
Interest on federal funds purchased and
     securities sold under repurchase
     agreement                                867        900      337       339
Interest on other short-term borrowings     1,140      1,221      424       442
Interest on other borrowings               15,260      6,609    5,965     2,158
     Total interest expense               123,532    126,455   42,434    42,219
Net Interest Income                       193,313    182,457   65,472    61,452
Provision for possible loan losses          6,095      9,250    2,320     3,145
Net Interest Income after Provision for
  Possible Loan Losses                    187,218    173,207   63,152    58,307
Non-Interest Income
Trust income                                1,632      1,364      535       424
Service charges on deposit accounts        10,691     10,330    3,599     3,608
Gains on securities transactions, net       2,570      1,154      140       114
Fees from loan servicing                    5,990      5,540    2,137     1,964
Credit card fee income                      6,497      7,762    2,299     2,564
Gains on sales of loans, net                1,890      3,935      442     1,293
Other                                       6,583      3,873    2,179     1,398
     Total non-interest income             35,853     33,958   11,331    11,365
Non-Interest Expense
Salary expense                             43,186     41,825   14,721    14,256
Employee benefit expense                    9,978      9,433    3,667     3,349
FDIC insurance premiums                       927        950      303       309
Occupancy and equipment expense            14,937     16,617    5,141     5,928
Credit card expense                         3,932      7,317    1,286     1,804
Amortization of intangible assets           3,647      4,443    1,505     2,193
Merger-related charges                      3,005         --       --        --
Other                                      21,812     23,085    7,300     8,360
     Total non-interest expense           101,424    103,670   33,923    36,199
Income Before Income Taxes                121,647    103,495   40,560    33,473
Income tax expense                         42,482     27,249   13,281     7,578
Net Income                              $  79,165  $  76,246 $ 27,279  $ 25,895
Earnings Per Share:
     Basic                              $    1.30  $    1.24 $   0.45  $   0.42
     Diluted                            $    1.29  $    1.23 $   0.45  $   0.42
Weighted Average Number of Shares Outstanding:
     Basic                           60,862,712 61,365,056 60,229,700 61,353,791
     Diluted                         61,480,737 62,212,398 60,864,460 62,179,568
See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             1999          1998

Cash flows from operating activities:
     Net income                                             $  79,165  $ 76,246
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                              9,217    10,476
     Amortization of compensation costs pursuant to long
        term stock incentive plan                                 654     1,236
     Provision for possible loan losses                         6,095     9,250
     Net amortization of premiums and accretion of discounts    3,307     2,481
     Net gains on securities transactions                      (2,570)   (1,154)
     Proceeds from sales of loans                              67,489    78,669
     Gain on sales of loans                                    (1,890)   (3,935)
     Proceeds from recoveries on previously charged-off loans   2,800     2,014
     Net increase in accrued interest receivable and other
        assets                                                (16,414)   (1,436)
     Net increase in accrued expenses and other liabilities    10,696       175
     Net cash provided by operating activities                158,549   174,022
Cash flows from investing activities:
     Proceeds from maturing investment securities held
        to maturity                                            46,271    56,749
     Purchases of investment securities held to maturity     (157,123)  (28,244)
     Proceeds from sales of investment securities available
        for sale                                               26,774    79,528
     Proceeds from maturing investment securities available
        for sale                                              360,067   312,661
     Purchases of investment securities available for sale   (396,211) (294,890)
     Proceeds from sales of trading account securities          1,415        --
     Purchases of mortgage servicing rights                    (8,005)   (9,339)
     Net decrease (increase) in federal funds sold and
        other short-term investments                          108,100   (19,875)
     Net increase in loans made to customers                 (323,148) (200,027)
     Purchases of premises and equipment, net of sales         (5,117)   (7,767)
     Net cash used in investing activities                   (346,977) (111,204)
 Cash flows from financing activities:
     Net decrease in deposits                                  (8,542)  (17,157)
     Net increase in federal funds purchased and other
        short-term borrowings                                  58,041    12,153
     Advances of other borrowings                             283,000        --
     Repayments of other borrowings                           (81,050)  (33,046)
     Dividends paid to common shareholders                    (44,301)  (37,564)
     Purchase of treasury stock                               (46,036)   (6,926)
     Common stock issued, net of cancellations                  3,081       440
     Net cash provided by (used in) financing activities      164,193   (82,100)
Net decrease in cash and due from banks                       (24,235)  (19,282)
Cash and due from banks at January 1                          185,921   161,170
Cash and due from banks at September 30                      $161,686  $141,888
Supplemental cash flow disclosures:
     Cash paid for interest on deposits and other borrowings $121,888  $127,394
     Cash paid for federal and state income taxes              40,329    24,341
     Transfer of Ramapo securities from held to maturity
        to available for sale                                  42,387        --
See accompanying notes to consolidated financial statements.


                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

The Consolidated  Statements of Financial Condition as of September 30,
1999 and December 31, 1998, the Consolidated Statements of Income for the nine and three month periods ended September 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1998 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 1999 financial presentations. The consolidated financial statements of Valley have been restated to include Ramapo Financial Corporation ("Ramapo")for all periods presented.

2.       Earnings Per Share

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

During the second quarter of 1999, Valley recorded merger-related charges of $3.0 million related to the acquisition of Ramapo. On an after tax basis, these charges totaled $2.2 million or $0.04 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, senior executives of Ramapo; real estate expenses related to the closing of a duplicate branch; professional fees which include investment banking, accounting and legal fees; and other expenses which include data processing and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of merger-related charges, consisting of real estate dispositions, professional fees, personnel expenses and other expenses totaled $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively. Of the total merger-related charges $2.6 million, or 89.6 percent were paid through September 30, 1999. It is expected that the remaining liability will be fully utilized in 1999.

During the second quarter of 1999, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies.

On July 30, 1999, Valley acquired New Century Asset Management  Company
("New Century"), a NJ-based money manager with $120 million of assets under management. New Century was purchased on an earn-out basis and will continue its operation as a wholly owned subsidiary of Valley National Bank.

4.   Other Comprehensive (Loss) Income

Valley's other comprehensive (loss) income consists of foreign currency
translation   adjustments  and  unrealized  gains   (losses)gains  on
securities. The following table shows the related tax effects on each component of other comprehensive income for the nine and three months ended
September 30, 1999 and 1998.

                                       Nine Months Ended     Nine Months Ended
                                       September 30, 1999    September 30, 1998
                                                    (in thousands)

Net income                                         $79,165              $76,246

Other comprehensive
 (loss) income, net of tax:
  Foreign currency translation adjustments             285                 (476)
  Unrealized (losses)gains on securities:
     Unrealized holding losses arising
        during period                      $(16,422)           $ 1,365
     Less: reclassification adjustment for
        gains realized in net income          1,631                657
     Net unrealized (losses) gains                 (14,791)               2,022
Other comprehensive (loss) income                  (14,506)               1,546
Total comprehensive income                        $ 64,659              $77,792


                                      Three Months Ended    Three Months Ended
                                      September 30, 1999    September 30, 1998
                                                    (in thousands)

Net income                                       $27,279               $25,895

Other comprehensive (loss)
     income, net of tax:
  Foreign currency translation adjustments           (63)                (293)
  Unrealized (losses)gains on securities:
     Unrealized holding (losses)gains
        arising during period            $(7,690)           $ 1,253
     Less: reclassification adjustment
        for gains realized in net income      87                 33
     Net unrealized (losses) gains                (7,603)               1,286
Other comprehensive (loss) income                 (7,666)                 993
Total comprehensive income                       $19,613              $26,888



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

Earnings Summary

Net income for the nine months ended September 30, 1999 was $79.2 million, or $1.29 per diluted share including a merger related charge of $2.2 million, net of tax or $0.04 per diluted share. These results compare to net income of $76.2 million, or $1.23 per diluted share for the same period in 1998 (all data has been restated for the Ramapo merger and earnings per share amounts have been restated to give effect to a 5 percent stock dividend issued May 18, 1999). The annualized return on average assets decreased to 1.76 percent from 1.80 percent, while the annualized return on average equity decreased to 18.14 percent from
18.19 percent, for the nine months ended September 30, 1999 and 1998, respectively. The decreases were due to the merger-related charges that were incurred.

Net income was $27.3 million or $0.45 per diluted share for the three month period ended September 30, 1999, compared with $25.9 million or $0.42 per diluted share for the same period in 1998. The annualized return on average assets decreased to 1.80 percent from 1.82 percent, while the annualized return on average equity increased to 19.25 percent from 18.33 percent, for the three months ended September 30, 1999 and 1998, respectively.

Net income for both the nine and three month periods ended September 30, 1999 reflect higher net interest income, a lower provision for possible loan losses and lower non-interest expenses, offset by a higher provision for income taxes. Net income for the nine months ended September 30, 1999 also includes merger-related charges.

Net Interest Income

Net interest  income is the largest  source of Valley's  operating  income.  Net interest income on a tax equivalent basis increased to $196.6 million from $186.3 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans and taxable investments, partially offset by lower average interest rates for these interest earning assets. Also contributing to the increase was a decline in average interest rates on average balances of total interest bearing liabilities. The net interest margin was 4.56 percent for the nine months ended September 30, 1999 compared with 4.63 percent for the same period in 1998.


Average interest earning assets increased $377.0 million, or 7.0 percent for the first nine months of 1999 over the comparable 1998 amount. This was mainly the result of the increase in average balance of loans of $238.8 million or 6.0 percent and the increase in average balance of taxable investments of $200.4 million, or 18.7 percent. Included in taxable investments is Valley's portfolio of trust preferred securities of $249.9 million, at September 30, 1999. Valley began purchasing these securities in the latter part of the fourth quarter of 1998 as part of a leverage strategy to increase interest-earning assets and net interest income. These securities are funded by borrowings from the Federal Home Loan Bank ("FHLB") which are included in other borrowings.

Average interest-bearing liabilities for the first nine months of 1999 increased $286.4 million or 6.8 percent from the same period in 1998. Average demand deposits increased by $66.4 million or 8.2 percent over the comparable 1998 amount. Average savings deposits increased $58.5 million or 3.0 percent and average time deposits, mostly municipal deposits, remained relatively unchanged from 1998. Average other borrowings, which include primarily Federal Home Loans Bank advances, increased $210.6 million, or 148.6 percent.

Average interest rates, in all categories of interest earning assets, declined during the nine months ended September 30, 1999 compared to the same period in 1998. The average interest rate for loans, declined 38 basis points to 7.93 percent. Average interest rates on total interest earning assets declined 34 basis points to 7.43 percent. Average interest rates also declined on total interest bearing liabilities by 34 basis points to 3.65 percent from 3.99 percent. Average interest rates on deposits declined by 44 basis points to 3.46 percent. Overall, the decline in average interest rates coupled with the growth in interest earning assets, as compared to 1998, caused the net interest margin to decline to 4.56 percent from 4.63 percent.

Net interest income on a tax equivalent basis increased to $66.6 million from $62.7 million for the three months ended September 30, 1999 as compared with the same period in 1998. This can be attributed to a $404.6 million increase in average interest earning assets offset by an increase in average interest bearing liabilities of $334.1 million. The net interest margin decreased to 4.58 percent for the three months ended September 30, 1999 compared with 4.62 percent for the same period in 1998 as a result of increased average earning assets in conjunction with the decline in average interest rates.

The following table reflects the components of net interest income for each of the nine months ended September 30, 1999 and 1998.


      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                 NET INTEREST EARNINGS ON A TAX EQUIVALENT BASIS

      Nine Months Ended September 30, 1999  Nine Months Ended September 30, 1998


                      Average              Average  Average             Average
                      Balance  Interest    Rate     Balance  Interest   Rate
                                     (in thousands)
Assets
Interest earning assets
Loans (1)(2)         $4,224,704 $ 251,337  7.93%  $ 3,985,923 $248,544  8.31%
Taxable
  investments (3)     1,275,208    57,408  6.00     1,074,761   49,446  6.13
Tax-exempt
  investments(1)(3)     166,374     8,471  6.79       188,747    9,908  7.00
Federal funds sold
  and other short-term
  investments            80,392     2,954  4.90       120,222    4,883  5.42
Total interest earning
  assets              5,746,678 $ 320,170  7.43     5,369,653 $312,781  7.77
Allowance for possible
  loan losses           (55,068)                      (53,636)
Cash and due from banks 148,100                       141,529
Other assets            171,848                       175,220
Unrealized gain  on
  securities available
  for sale               (1,774)                        7,499
Total assets        $ 6,009,784                    $5,640,265
Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings deposits    $ 2,035,833 $ 30,401  1.99%   $ 1,977,303 $ 35,252  2.38%
Time deposits         2,062,319   75,864  4.90      2,050,750   82,473  5.36
Total interest
  bearing deposits    4,098,152  106,265  3.46      4,028,053  117,725  3.90
Federal funds
  purchased and other
  short-term borrowings  64,185    2,007  4.17         58,484    2,121  4.84
Other borrowings        352,345   15,260  5.77        141,754    6,609  6.22
Total interest bearing
  liabilities         4,514,682  123,532  3.65      4,228,291  126,455  3.99
Demand deposits         879,576                       813,189
Other liabilities        33,624                        39,938
Shareholders' equity    581,902                       558,847
Total liabilities and
  shareholders'
  equity            $ 6,009,784                    $5,640,265
Net interest income
  (tax equivalent basis)        196,638                       186,326
Tax equivalent adjustment        (3,325)                       (3,869)
Net interest income           $ 193,313                      $182,457
Net interest rate differential            3.78%                        3.78%
Net interest margin (4)                   4.56%                        4.63%



(1) Interest income is presented on a tax equivalent basis using a 35 percent tax rate. (2) Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost. (4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following table reflects the components of net interest income for each of the three months ended September 30, 1999 and 1998.

      Three Months Ended September 30, 1999 Three Months Ended September 30,1999

                         Average           Average  Average            Average
                         Balance  Interest Rate     Balance  Interest  Rate
                                         (in thousands)

Assets
Interest earning assets
Loans (1)(2)          $4,307,991 $ 85,980 7.98%   $4,028,204 $ 83,686  8.31%
Taxable
  investments (3)      1,287,618   19,511 6.06     1,049,591   15,784  6.02
Tax-exempt
  investments(1)(3)      173,840    2,953 6.79       175,981    3,080  7.00
Federal funds sold and
  other short-term
  investments             54,963      636 4.63       166,009    2,323  5.60
Total interest
  earning assets       5,824,412 $109,080 7.49     5,419,785 $104,873  7.74
Allowance for possible
  loan losses            (55,343)                    (53,985)
Cash and due from banks  146,913                     141,911
Other assets             167,278                     166,722
Unrealized (loss)gain
  on securities
  available for sale     (10,360)                      7,835
Total assets         $ 6,072,900                  $5,682,268
Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings deposits     $ 2,042,929 $ 10,298  2.02%  $2,007,684  $ 11,842  2.36%
Time deposits          2,070,230   25,410  4.91    2,044,830    27,438  5.37
Total interest
  bearing deposits     4,113,159   35,708  3.47    4,052,514    39,280  3.88
Federal funds
  purchased and other
  short-term borrowings   71,041      761  4.28       63,480       781  4.92
Other borrowings         402,876    5,965  5.92      137,025     2,158  6.30
Total interest
  bearing liabilities  4,587,076   42,434  3.70    4,253,019    42,219  3.97
Demand deposits          899,247                     829,954
Other liabilities         19,695                      34,133
Shareholders' equity     566,882                     565,162
Total liabilities and
 shareholders' equity $6,072,900                  $5,682,268
Net interest income
  (tax equivalent basis)           66,646                      62,654
Tax equivalent adjustment          (1,174)                     (1,202)
Net interest income              $ 65,472                    $ 61,452
Net interest rate differential             3.79%                        3.77%
Net interest margin (4)                    4.58%                        4.62%


(1) Interest income is presented on a tax equivalent basis using a 35 percent tax rate. (2) Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost. (4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following tables demonstrate the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

            CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                        Nine Months Ended September 30,
                                             1999 Compared to 1998
                                             Increase(Decrease)(2)
                                         Interest       Volume         Rate
                                                    (in thousands)

Interest income:
  Loans (1)                               $  2,793      $ 14,502    $ (11,709)
  Taxable investments                        7,962         9,044       (1,082)
  Tax-exempt investments (1)                (1,437)       (1,146)        (291)
  Federal funds sold and
    other short-term investments            (1,929)       (1,498)        (431)
                                             7,389        20,902      (13,513)

Interest expense:
  Savings deposits                          (4,851)        1,017       (5,868)
  Time deposits                             (6,609)          463       (7,072)
  Federal funds purchased and
     other short-term borrowings              (114)          195         (309)
  Other borrowings                           8,651         9,153         (502)
                                            (2,923)       10,828      (13,751)

Net interest income
  (tax equivalent basis)                   $10,312      $ 10,074      $   238



(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

                                     Three Months Ended September 30,
                                         1999 Compared to 1998
                                          Increase(Decrease)(2)
                                       Interest       Volume         Rate
                                                 (in thousands)

Interest income:
  Loans (1)                             $  2,294      $  5,667     $ (3,373)
  Taxable investments                      3,727         3,606          121
  Tax-exempt investments (1)                (127)          (37)         (90)
  Federal funds sold and
     other short-term investments         (1,687)       (1,340)        (347)
                                           4,207         7,896       (3,689)

Interest expense:
  Savings deposits                        (1,544)          205       (1,749)
  Time deposits                           (2,028)          337       (2,365)
  Federal funds purchased and
     other short-term borrowings             (20)           87         (107)
  Other borrowings                         3,807         3,944         (137)
                                             215         4,573       (4,358)

Net interest income
  (tax equivalent basis)                $  3,992       $ 3,323       $  669


(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income
The following table presents the components of non-interest income for the nine and three months ended September 30, 1999 and 1998.

                              NON-INTEREST INCOME

                                       Nine Months Ended     Three Months Ended
                                          September 30,         September 30,
                                         1999      1998        1999        1998
                                                      (in thousands)

Trust income                          $ 1,632    $ 1,364      $  535     $  424
Service charges on deposit accounts    10,691     10,330       3,599      3,608
Gains on securities transactions, net   2,570      1,154         140        114
Fees from loan servicing                5,990      5,540       2,137      1,964
Credit card fee income                  6,497      7,762       2,299      2,564
Gains on sales of loans, net            1,890      3,935         442      1,293
Other                                   6,583      3,873       2,179      1,398
   Total non-interest income          $35,853    $33,958     $11,331    $11,365


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $33.3 million for the nine months ended September 30, 1999 compared with $32.8 million for the nine months ended September 30, 1998. For the quarter ended September 30, 1999 total non- interest income, excluding security gains transactions, was $11.2 million compared with $11.3 million for the quarter ended September 30, 1998.


Service charges on deposit accounts increased $361 thousand or 3.5 percent from $10.3 million for the nine months ended September 30, 1998 to $10.7 million for the same period in 1999. A majority of this increase is due to the implementation of increased service fees through September 30, 1999 and increased emphasis placed on collection efforts.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 8.1 percent from $5.5 million for the nine months ended September 30, 1998 to $6.0 million for the nine months ended September 30, 1999 and increased by 8.8 percent from $2.0 million for the quarter ended September 30, 1998 to $2.1 million for the quarter ended September 30, 1999 due to an increase in the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of servicing on a residential mortgage portfolio, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments.


Credit card fee income declined by $265 thousand or 10.3 percent and by $1.3 million or 16.3 percent for the three month and nine month periods ended September 30, 1999, respectively, compared with the same periods in 1998. The decrease can be attributed to a change in the co-branded credit card program during the fourth quarter of 1997 which reduced cardmember rebates and continues to result in a decline in outstanding credit card balances. The decline in balances and usage of the card caused a reduction in the volume of co-branded credit card transactions.


Gains on the sales of loans were $442 thousand and $1.9 million for the three and nine months ended September 30, 1999 compared to $1.3 million and $3.9 million for the comparable periods in 1998. Gains are recorded primarily from mortgage banking activity related to residential mortgage loans and the sale of SBA loans in the secondary market. The decrease of $2.0 million and $851 thousand for the nine and three months ended September 30, 1999, respectively, resulted from a decline in the volume of residential mortgage loans being sold by Valley into the secondary market.

Other non-interest income increased $2.7 million to $6.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase can be primarily attributed to the gain on sale of OREO property, and the earnings resulting from entering into an agreement with a third party vendor whereby all the processing related to official checks and money orders has been outsourced. This outsourcing began in the fourth quarter of 1998. Other non-interest income increased $781 thousand to $2.2 million for the three months ended September 30, 1999 as compared to the same period in 1998. This increase is primarily the result of earnings from two new businesses started by Valley in the second and third quarter of 1999.

During the second quarter of 1999 , Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies. Included in other income for the quarter and nine months ended September 30, 1999 was $452 thousand of commission revenues from the sale of insurance policies.

On July 30, 1999, Valley acquired New Century Asset Management Company ("New Century"), a NJ-based money manager with approximately $120 million of assets under management. New Century was purchased on an earn-out basis and will continue its operation as a wholly owned subsidiary of Valley National Bank. New Century contributed additional fee income to the operations of Valley of $137 thousand in the third quarter of 1999 which is included in other income.

Non-Interest Expense

The following table presents the components of non-interest expense for the nine and three months ended September 30, 1999 and 1998.


                                             NON-INTEREST EXPENSE

                                 Nine Months Ended          Three Months Ended
                                    September 30,              September 30,
                                 1999         1998          1999          1998
                                                (in thousands)


Salary expense                $   43,186    $  41,825     $ 14,721     $ 14,256
Employee benefit expense           9,978        9,433        3,667        3,349
FDIC insurance premiums              927          950          303          309
Occupancy and equipment expense   14,937       16,617        5,141        5,928
Credit card expense                3,932        7,317        1,286        1,804
Amortization of intangible assets  3,647        4,443        1,505        2,193
Merger-related charges             3,005           --           --           --
Other                             21,812       23,085        7,300        8,360
  Total non-interest expense  $  101,424    $ 103,670     $ 33,923     $ 36,199


Non-interest expense totaled $33.9 million and $101.4 million for the three and nine months ended September 30, 1999. Excluding the merger-related charges taken in conjunction with the Ramapo merger, non-interest expense totaled $98.4 million for the nine months ended September 30, 1999, a decrease of $5.3 million for the comparable nine months ended September 30, 1998. Non-interest expense totaled $33.9 million for the three months ended September 30, 1999, a decrease of $2.3 million, from the comparable period in 1998. The reduction in these expenses can be attributed to cost savings from recent mergers.

The largest components of non-interest expense are salaries and employee benefit expense which totaled $18.4 million and $53.2 million for the three and nine months ended September 30, 1999 compared to $17.6 million and $51.3 million in the comparable periods of 1998. At September 30, 1999, full-time equivalent staff was 1,800, compared to 1,818 at September 30, 1998.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account merger-related charges, security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 1999 was 42.9 percent, one of the lowest in the industry, compared with an efficiency ratio of 46.7 percent for the year ended December 31, 1998 and 45.7 percent for the nine months ended September 30, 1998. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.


Credit card expense includes cardmember rebates, processing expenses and fraud losses. The decrease in credit card expenses of $518 thousand or 28.7 percent and $3.4 million or 46.3 percent for the three months and nine months ended September 30, 1999 respectively, is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.


Amortization of intangible assets decreased $688 thousand and $796 thousand for the three and nine months ended September 30, 1999 to $1.5 million and $3.6 million. The decreases are from reduced loan servicing amortization expense. An impairment analysis of loan servicing rights is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.


Both occupancy and equipment expense and other non-interest expense decreased in the nine and three month periods of 1999 in comparison to 1998. The significant components of other non-interest expense include advertising, data processing, professional fees, postage, telephone and stationery expense which totaled approximately $4.1 million and $12.1 million for the three and nine months ended September 30, 1999.
The reduction in these expenses can be attributed to cost savings from recent mergers.

Income Taxes

Income tax expense as a percentage  of pre-tax  income was 32.7 percent and
34.9 percent for the three and nine months ended September 30, 1999, respectively, compared to 22.6 percent and 26.3 percent for the same periods in 1998. The increase in the effective tax rate is attributable to tax benefits realized in 1998 that were no longer available in 1999. Valley implemented another tax strategy during the second quarter of 1999 to minimize tax expense. The effective tax rate for 1999 is expected to remain higher than the effective tax rate for 1998.

Business Segments

Valley has three major business segments it monitors and reports on to manage its business operations. These segments are commercial lending, consumer lending and investment management. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated through an internal transfer expenses to each of the three business segments. The financial reporting for each segment contains allocations and reporting in line with Valley's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table represents the financial data for the three business segments for the nine months ended September 30, 1999 and 1998. No material change has been made to the basis of segmentation or in the basis of measurement of segment profit or loss.

                                 Nine Months Ended September 30, 1999
                                            (in thousands)

                                                            Corporate
                      Consumer    Commercial   Investment   and other
                      Lending     Lending      Management   Adjustments Total

Average interest-
  earning assets      $ 2,576,943  $ 1,689,029 $ 1,480,706  $    --   $5,746,678

Income before
  income taxes        $    52,960  $    48,856 $    21,998  $ (2,167) $  121,647

Return on average
  interest-earning
  assets (pre-tax)           2.74%        3.86%      1.98%       --%       2.82%


                                Nine Months Ended September 30, 1998
                                           (in thousands)

                                                             Corporate
                      Consumer     Commercial   Investment   and Other
                      Lending      Lending      Management   Adjustments  Total

Average interest-
  earning assets     $ 2,428,446  $ 1,565,735  $ 1,375,472  $   --   $5,369,653

Income before
  income taxes       $    45,477  $    46,198  $    21,477  $ (9,657)$  103,495

Return on average
  interest-earning
  assets (pre-tax)         2.50%         3.93%       2.08%       --%      2.57%




Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.74 percent for the nine months ended September 30, 1999 compared to 2.50 percent for the nine months ended September 30, 1998. Average interest-earning assets increased $148.5 million, which is attributable to an increase in home equity and automobile lending. Interest rates on consumer loans declined by 27 basis points. This decrease was offset by a decrease in the cost of funds by 28 basis points. Income before income taxes increased $7.5 million primarily as a result of an increase in average interest-earning assets. Also contributing to the increase in income before taxes was a $2.9 million decrease in the provision for loan losses and a decline in non-interest expense due to the change in credit card rebates.

Commercial Lending
The return on average interest-earning assets before taxes declined 7 basis points to 3.86 percent for the nine months ended September 30, 1999. Average interest-earning assets increased $123.3 million as a result of increased volume of loans. Interest rates on commercial loans declined by 29 basis points. This decrease was partially offset by a decrease in cost of funds by 28 basis points. Income before income taxes increased $2.7 million as a result of an increase in average interest-earning assets, offset by a decline in fee income during the period.

Investment Management
The return on average interest earning assets before taxes was 1.98 percent for the nine months ended September 30, 1999 10 basis points less than the nine months ended September 30, 1998. The yield on interest earning assets decreased by 49 basis points to 5.99 percent, and was offset by a smaller decrease of 28 basis points in the cost of funds. Average interest-earning assets increased by $105.2 million and income before income taxes remained relatively unchanged.

Corporate Segment
The  corporate  segment   represents  income  and  expense  items  not  directly
attributable to a specific segment including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes decreased to $2.2 million for the nine months ended September 30, 1999, mainly due to more non-interest income.

The following table represents the financial data for the three months ended September 30, 1999 and 1998.

                                      Three Months Ended September 30, 1999
                                                (in thousands)
                                                             Corporate
                     Consumer     Commercial    Investment   and Other
                     Lending       Lending      Management   Adjustments  Total

Average interest-
  earning assets   $ 2,611,801  $ 1,711,876  $ 1,500,735   $   --    $ 5,824,412

Income before
  income taxes     $    16,977  $    16,664  $     7,286   $  (367)  $  40,560

Return on average
  interest-earning
  assets (pre-tax)       2.60%        3.89%        1.94%        -- %     2.79%


                              Three Months Ended September 30, 1998
                                           (in thousands)

                                                             Corporate
                       Consumer     Commercial  Investment   and Other
                       Lending      Lending     Management   Adjustments  Total

Average interest-
  earning assets       $ 2,451,119  $1,580,352  $1,388,314  $     --  $5,419,785

Income before
  income taxes         $    15,089  $   14,868  $    7,247  $ (3,731) $   33,473

Return on average
 interest-earning
 assets (pre-tax)             2.46%       3.76%       2.09%      -- %     2.47%


Consumer Lending
The consumer lending segment had a return on average interest-earning assets before taxes of 2.60 percent for the three months ended September 30, 1999 compared to 2.46 percent for the three months ended September 30, 1998. Average interest-earning assets increased $160.7 million, attributable to an increase in home equity and automobile lending. Interest rates on consumer loans declined by 23 basis points. This decrease was offset by a decrease in cost of funds by 23 basis points. Income before income taxes increased $1.9 million primarily as a result of an increase in average interest-earning assets, a decrease in the provision, offset by an increase in the internal transfer expense representing a refined method of allocating interest and expense items between the business segments and the branch network, retail banking and back office departments.

Commercial  Lending
The return on average interest-earning assets before taxes increased 13 basis points to 3.89 percent for the three months ended September 30, 1999. Average interest-earning assets increased $131.5 million as a result of increased volume of loans. Interest rates on commercial loans declined by 5 basis points. This decrease was offset by a decrease in cost of funds by 18 basis points. Income before income taxes increased by $1.8 million as a result of an increase in average interest-earning assets and increased interest spread, offset by an increase in internal transfer expense representing a refined method of allocating interest and expense items between the business segments and the branch network, retail banking and back office departments.

Investment Management
The return on average interest earning assets before taxes decreased to 1.94 percent for the three months ended September 30, 1999 compared to 2.09 percent for the three months ended September 30, 1998. The yield on interest earning assets decreased by 28 basis points to 5.97 percent, offset by a decrease in the cost of funds. Average interest-earning assets increased by $112.4 million and income before income taxes was unchanged.

Corporate Segment
The corporate segment represents income and expense items not directly attributable to a specific segment, including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $367 thousand for the three months ended September 30, 1999. This was less than the three months ended September 30, 1998 as there were merger-related charges incurred during 1998.

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


Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $382 thousand while an interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately $1.9 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.


Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset-liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale, trading account securities and loans held for sale. Liquid assets amounted to $1.2 billion and $1.3 billion at September 30, 1999 and December 31, 1998, respectively. This represents 21.4 percent and
24.2 percent of interest earning assets, and 20.3 percent and 22.9 percent of total assets at September 30, 1999 and December 31, 1998, respectively. The bank has developed a plan addressing possible liquidity issues that may arise in conjunction with the Year 2000.


On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.6 billion for both the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively, representing 61.8 percent and 66.8 percent of average interest earning assets. Short-term borrowings through Federal funds lines and Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. During the fourth quarter of 1998, Valley began borrowing from the FHLB as part of a leveraging strategy to increase interest earning assets and net interest income. This strategy has continued to expand in 1999 and as of September 30, 1999, Valley had outstanding FHLB advances of $414.5 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 1999 proceeds from the sales of investment securities available for sale were $26.8 million, and proceeds of $406.3 million were generated from investment maturities. Purchases of investment securities for the nine months ended September 30, 1999 were $553.3 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $611.9 million and $503.6 million, on average, for the nine months ended September 30, 1999 and the year ended December 31, 1998 respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.


As of September 30, 1999, Valley had $1.1 billion of securities available for sale compared with $1.0 billion at December 31, 1998. Those securities are recorded at their fair value on an aggregate basis. As of September 30, 1999, the investment securities available for sale had an unrealized loss of $9.9 million, net of deferred taxes, compared to an unrealized gain of $4.9 million, net of deferred taxes, at December 31, 1998. This change was primarily due to a decrease in prices resulting from an increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of September 30, 1999, total loans were $4.4 billion, compared to $4.1 billion at December 31, 1998, an increase of 6.0 percent. The following table reflects the composition of the loan portfolio as of September 30, 1999 and December 31, 1998.

                                 LOAN PORTFOLIO

                                   September 30,        December 31,
                                       1999                1998
                                           (in thousands)

Commercial                        $ 489,244             $ 477,231
 Total commercial loans             489,244               477,231

Construction                        121,759               112,819
Residential mortgage              1,156,936             1,055,278
Commercial mortgage               1,141,769             1,050,420
  Total mortgage loans            2,420,464             2,218,517

Home equity                         260,706               226,231
Credit card                          88,968               108,180
Automobile                        1,054,704             1,033,938
Other consumer                       82,322                83,552
  Total consumer loans            1,486,700             1,451,901

Total loans                      $4,396,408            $4,147,649

As a percent of total loans:
Commercial loans                      11.1%                 11.5%
Mortgage loans                        55.1                  53.5
Consumer loans                        33.8                  35.0
  Total                              100.0%                100.0%


Non-Performing Assets

Non-performing  assets  include  non-accrual  loans and other real estate  owned
(OREO). Non-performing assets totaled $7.0 million at September 30, 1999 compared with $11.8 million at December 31, 1998, a decrease of $4.8 million or
40.7 percent. Non-performing assets at September 30, 1999 and December 31, 1998, respectively, amounted to 0.16 percent and 0.28 percent of loans and OREO.

Loans past due in excess of 90 days and still accruing, and not included in the non-performing category, totaled $11.7 million at September 30, 1999, compared to $7.4 million at December 31, 1998. These loans are primarily residential mortgage loans and commercial mortgage loans which are generally well-secured and in the process of collection.

          The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                    LOAN QUALITY
                                                 September 30,   December 31,
                                                     1999           1998

                                                        (in thousands)

Loans past due in excess of
  90 days and still accruing                       $ 11,653       $  7,418
Non-accrual loans                                  $  6,199       $  7,507
Other real estate owned                                 795          4,261
  Total non-performing assets                      $  6,994       $ 11,768
Troubled debt restructured loans                   $  6,195       $  6,387
Non-performing loans as a % of loans                   0.14%          0.18%
Non-performing assets as a % of
  loans plus other real estate owned                   0.16%          0.28%
Allowance as a % of loans                              1.25%          1.32%


At September 30, 1999 the allowance for possible loan losses amounted to $54.7 million, relatively unchanged from the $54.6 million at year-end 1998. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $2.5 million and $6.0 million for the three and nine months ended September 30, 1999 compared with $2.2 million and $8.4 million for the three and nine months ended September 30, 1998.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity, which should expand in close proportion to asset growth. At September 30, 1999, shareholders' equity totaled $568.3 million or 9.3 percent of total assets, compared with $589.8 million or 10.0 percent at December 31, 1998.

Included in shareholders' equity as components of accumulated other comprehensive income at September 30, 1999 was a $9.9 million unrealized loss on investment securities available for sale, net of tax, and a negative translation adjustment of $567 thousand related to the Canadian subsidiary of VNB, compared to an unrealized gain of $4.9 million, net of tax, and an $852 thousand negative translation adjustment at December 31, 1998.

On June 10, 1999 Valley's Board of Directors rescinded its previously announced stock repurchase program after 1.6 million shares of Valley common stock had been repurchased. Approximately 1.5 million treasury shares were issued in conjunction with the 5 percent stock dividend issued May 18, 1999.

Valley's capital position at September 30, 1999 under risk-based capital guidelines was $573.7 million, or 12.1 percent of risk-weighted assets, for Tier 1 capital and $628.4 million, or 13.2 percent for Total risked-based capital. The comparable ratios at December 31, 1998 were 13.3 percent for Tier 1 capital and 14.5 percent for Total risk-based capital. At September 30, 1999 and December 31, 1998, Valley was in compliance with the leverage requirement having a Tier 1 leverage ratio of 9.5 and 10.0 percent, respectively. Valley's ratios at September 30, 1999 were above the "well capitalized" requirements, which require Tier 1 capital of at least 6 percent, total risk-based capital of 10 percent and a minimum leverage ratio of 5 percent.



Book value per share amounted to $9.40 at September 30, 1999 compared with $9.57 per share at December 31, 1998.


The primary source of capital is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 44.4 percent for the nine month period ended September 30, 1999, compared to
50.7 percent for the nine month period ended September 30, 1998. Cash dividends declared amounted to $0.76 per share for the nine months ended September 30, 1999 equivalent to a dividend payout ratio of 55.6 percent, compared to 49.3 percent for the same period in 1998. Valley declared a five percent stock dividend on April 7, 1999 to shareholders of record on May 7, 1999, and issued May 18, 1999. The annual dividend rate was increased from $0.95 per share, on an after stock dividend basis, to $1.04 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*


Year 2000

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

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

  (27)  Financial Data Schedule


b)       Reports on Form 8-K

  Filed October 21, 1999 to report corrected amount of loans past due 90 days or more and still accruing at September 30, 1999 as $11.7 million. $9.2 million was originally reported in Valley's third quarter earnings press release dated October 13, 1999.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           VALLEY NATIONAL BANCORP
                                           (Registrant)



   Date: November 9, 1999                  PETER SOUTHWAY
                                           VICE CHAIRMAN




   Date: November 9, 1999                  ALAN D. ESKOW
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                           FINANCIAL ADMINISTRATION