Form 10-K
period 1999-12-31
VALLEY NATIONAL BANCORP
filed 2000-03-01
CIK 714310

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

  (Mark One)      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
    [x]              OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to_____________

                         Commission File Number 0-11179

                                 -------------

                             VALLEY NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)

               New Jersey                               22-2477875
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

          1455 Valley Road                               07470
         Wayne, New Jersey                             (Zip code)

                    (Address of principal executive office)

                                 -------------

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

                                  Yes [X]   No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.6 billion on December 31, 1999.

     There were  59,331,278  shares of Common Stock  outstanding  at February 1,
2000.

Documents incorporated by reference:

     Certain portions of the Registrant's Definitive Proxy Statement (the "2000 Proxy Statement") for the 2000 Annual Meeting of shareholders to be held April 6, 2000 will be incorporated by reference in Part III.
================================================================================

                                TABLE OF CONTENTS
                                                                            Page

PART I
 Item 1.    Business .......................................................   3
 Item 2.    Properties .....................................................   8
 Item 3.    Legal Proceedings ..............................................   8
 Item 4.    Submission of Matters to a Vote of Security Holders ............   8
 Item 4A.   Executive Officers of the Registrant ...........................   8

PART II
 Item 5.    Market for Registrant's Common Stock and Related Shareholder
 Item 6.    Matters ........................................................   9
 Item 7.    Selected Financial Data ........................................  10
            Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  11
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .....  31
 Item 8.    Financial Statements and Supplementary Data:
            Valley National Bancorp and Subsidiaries:
            Consolidated Statements of Income ..............................  32
            Consolidated Statements of Financial Condition .................  33
            Consolidated Statements of Changes in Shareholders' Equity .....  34
            Consolidated Statements of Cash Flows ..........................  35
            Notes to Consolidated Financial Statements .....................  36
            Independent Auditors' Report ...................................  63
 Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...........................  64

PART III
 Item 10.   Directors and Executive Officers of the Registrant .............  64
 Item 11.   Executive Compensation .........................................  64
 Item 12.   Security Ownership of Certain Beneficial Owners and Management .  64
 Item 13.   Certain Relationships and Related Transactions .................  64

PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   65
 Signatures ................................................................  67

                                     PART I

Item 1. Business

     Valley National Bancorp ("Valley") is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 1999, Valley had consolidated total assets of $6.4 billion, total deposits of $5.1 billion, and total shareholders' equity of $553.5 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 117 branch offices located in northern New Jersey. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits; title insurance; investment services; and full personal and corporate trust, as well as pension and fiduciary services.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a subsidiary which owns and services commercial mortgage loans, a title insurance company, an asset management company which is an SEC registered investment company and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB.

Recent Developments

     On June 11, 1999, Valley acquired Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank headquartered in Wayne, New Jersey. At the date of acquisition, Ramapo had total assets of $344.0 million and deposits of $299.5 million, with eight branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 4.0 million shares of Valley common stock. Each share of common stock of Ramapo was exchanged for 0.44625 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Ramapo for all periods presented.

     During the second quarter of 1999, Valley received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. ("Wayne Title"). After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company for $784 thousand and began to sell both commercial and residential title insurance policies. The transaction was accounted for as a purchase and resulted in goodwill of $728 thousand.

     On July 30, 1999, Valley acquired New Century Asset Management, Inc. ("New Century"), a registered investment advisor and NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century will continue its operation as a wholly-owned subsidiary of VNB. The transaction was accounted for as a purchase and resulted in goodwill of $1.3 million.

Competition

     The market for banking and bank-related services is highly competitive. Valley and its subsidiary compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of the Gramm-Leach-Bliley Act (discussed below) and interstate banking laws now in effect or that may be in effect in the future. Valley and its subsidiary compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Valley regularly reviews its products, locations and various acquisition prospects and periodically engages in discussions regarding such possible acquisitions.

Employees

     At December 31, 1999, VNB and its  subsidiaries  employed  1,863  full-time
equivalent  persons.   Management  considers  relations  with  employees  to  be
satisfactory.

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

     The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through VNB require approval of the Comptroller of the Currency of the United States ("OCC"). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the legislation, each state had the opportunity to "opt out" of this provision. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

     New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

Recent Legislation

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

     o allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

     o allow insurers and other financial services companies to acquire banks;

     o remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

     o establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     This part of the Modernization Act will become effective on March 13, 2000.

     On January 19, 2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

     On January 14, 2000, the OCC proposed rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act will apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios. These rules may be used by national banks effective March 13, 2000.

     The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

     Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Valley cannot be determined at this time.

Regulation of Bank Subsidiary

     VNB is subject to the supervision of, and to regular examination by, the OCC.

     Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company's non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

     Valley is a legal entity separate and distinct from its subsidiaries. Valley's revenues (on a parent company only basis) result in substantial part from dividends paid to Valley by VNB. Payment of dividends to Valley by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. Under this limitation, VNB could declare dividends in 2000 to Valley without prior approval of the OCC of up to $13.3 million plus an amount equal to VNB's net profits for 2000 to the date of such dividend declaration. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

Loans to Related Parties

     VNB's authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the bank's board of directors.

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

Restrictions on Activities Outside the United States

     Valley's activities in Canada are conducted through VNB and in the United States are subject to Section 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10 percent of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations of VNB are subject to supervision by the FRB, as well as the OCC. In Canada, VNB's activities also are subject to the laws and regulations of Canada and to regulation by Canadian banking authorities. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking with certain significant exceptions.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To quality to engage in financial activities, all depository institutions must be well capitalized and the financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

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

BIF Premiums and Recapitalization of SAIF

     VNB is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association ("Oakar deposits"). VNB had approximately $1.4 billion of deposits at December 31, 1999, with respect to which VNB pays SAIF insurance premiums.

     The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996, included the Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC charged assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment became equal. During 1999 a FICO rate of approximately 1.19 basis points was charged on BIF deposits, and approximately 5.93 basis points was charged on SAIF deposits. Oaker deposits are treated as SAIF deposits for purposes of the FICO bond assessment. After the 1996 Act, SAIF deposit assessments were lowered to the BIF assessment level, except for the FICO bond assessment. The 1996 Act instituted a number of other regulatory relief provisions.

Item 2. Properties

     VNB's corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, mortgage and consumer lending, the operations and data processing center, and the executive offices of both Valley and VNB. Two of the three buildings are owned by VNB, the other building is leased.

     VNB provides banking services at 117 locations of which 51 locations are owned and 66 locations are leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 4A. Executive Officers of the Registrant

                        Age at     Executive
                      December 31,  Officer
          Names          1999        Since             Office
          -----          ----        -----             ------

Gerald H. Lipkin .....     58        1975     Chairman of the Board, President
                                               and Chief Executive Officer of
                                               Valley and VNB

Peter Southway .......     65        1965     Vice Chairman of Valley and VNB
Peter Crocitto .......     42        1991     Executive Vice President of
                                               Valley and VNB
Robert M. Meyer ......     53        1997     Executive Vice President of
                                               Valley and VNB
Peter John Southway ..     39        1989     Executive Vice President of
                                               Valley and VNB
Alan D. Eskow ........     51        1993     Corporate Secretary, Senior Vice
                                               President and  Controller of
                                               Valley and VNB

Albert L. Engel ......     51        1998     First Senior Vice President of VNB
Robert J. Farnon .....     61        1998     First Senior Vice President of VNB
Robert E. Farrell ....     53        1990     First Senior Vice President of VNB
Richard P. Garber ....     56        1992     First Senior Vice President of VNB
D. Franklin Larsen ...     65        1999     First Senior Vice President of VNB
Alan D. Lipsky .......     55        1994     First Senior Vice President of VNB
Robert Mulligan ......     52        1991     First Senior Vice President of VNB
John H. Prol .........     62        1992     First Senior Vice President of VNB
Jack M. Blackin ......     57        1993     Senior Vice President of Valley
                                               and VNB


     All officers serve at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     Valley's common stock trades on the New York Stock Exchange ("NYSE") under the symbol VLY. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the dividends paid per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

                          Year 1999                          Year 1998

                ------------------------------    ------------------------------
                    High      Low    Dividend       High        Low     Dividend
                ---------  --------- ---------    ---------  ---------  --------
First Quarter .. $28 3/32  $23 21/64     $0.24    $32 3/8    $26 55/64     $0.21
Second Quarter .  29 3/8    23 29/64      0.26     32 15/32   27 7/16       0.24
Third Quarter ..  29 1/2    24 5/16       0.26     34 9/32    24 17/32      0.24
Fourth Quarter .  28        23 15/16      0.26     28 37/64   22 5/8        0.24

     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business -- Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements."

     There were 8,460 shareholders of record as of December 31, 1999.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                                Years ended December  31,
                                                      -----------------------------------------------------------------------
                                                          1999           1998           1997           1996           1995
                                                      -----------    -----------    -----------    -----------    -----------
                                                                      (in thousands, except for share data)

Summary of Operations:
Interest income (taxable equivalent) ..............   $   431,945    $   416,261    $   413,206    $   394,554    $   385,397
Interest expense ..................................       169,177        167,658        172,182        168,595        166,382
                                                      -----------    -----------    -----------    -----------    -----------

Net interest income (taxable equivalent) ..........       262,768        248,603        241,024        225,959        219,015
Less: tax equivalent adjustment ...................         4,410          4,968          6,388          7,710          8,570
                                                      -----------    -----------    -----------    -----------    -----------

Net interest income ...............................       258,358        243,635        234,636        218,249        210,445
Provision for loan losses .........................         9,120         12,645         13,130          3,956          3,821
                                                      -----------    -----------    -----------    -----------    -----------

Net interest income after provision for loan losses       249,238        230,990        221,506        214,293        206,624
Gains on securities transactions, net .............         2,532          1,419          2,136            765          1,142
Non-interest income ...............................        44,720         43,955         43,058         31,845         26,026
Non-interest expense ..............................       137,946        144,713        139,246        134,586        121,822
                                                      -----------    -----------    -----------    -----------    -----------

Income before income taxes ........................       158,544        131,651        127,454        112,317        111,970
Income tax expense ................................        52,220         30,380         37,303         37,757         37,818
                                                      -----------    -----------    -----------    -----------    -----------

 Net income .......................................   $   106,324    $   101,271    $    90,151    $    74,560    $    74,152
                                                      ===========    ===========    ===========    ===========    ===========

Per Common Share(1)(2):
Earnings per share:
 Basic ............................................   $      1.75    $      1.65    $      1.47    $      1.26    $      1.23
 Diluted ..........................................          1.73           1.63           1.46           1.25           1.22
Dividends .........................................          1.02           0.93           0.81           0.72           0.69
Book value ........................................          9.27           9.57           8.78           7.79           7.94
Weighted average shares outstanding:
 Basic ............................................    60,697,186     61,360,325     61,266,111     59,341,414     60,367,087
 Diluted ..........................................    61,305,673     62,185,100     61,812,546     59,791,261     60,561,514
Ratios:
Return on average assets ..........................          1.75%          1.79%          1.60%          1.36%          1.40%
Return on average shareholders' equity ............         18.35          18.10          17.51          15.47          16.58
Average shareholders' equity to average assets ....          9.56           9.89           9.16           8.82           8.43
Dividend payout ...................................         56.45          52.60          50.30          51.83          50.92
Risk-based capital:
 Tier 1 capital ...................................         11.62          13.39          13.43          12.68          14.08
 Total capital ....................................         12.75          14.61          14.54          13.96          15.28
 Leverage capital .................................          9.11          10.12           9.40           8.60           8.48
Financial Condition at Year-End:
Assets ............................................   $ 6,360,394    $ 5,878,969    $ 5,646,425    $ 5,631,152    $ 5,464,416
Loans, net of allowance ...........................     4,499,632      4,093,008      3,919,370      3,730,606      3,275,564
Deposits ..........................................     5,051,255      4,970,149      4,852,081      4,985,901      4,863,017
Shareholders' equity ..............................       553,500        589,809        540,600        496,331        476,986

-------------

(1) All per share amounts have been restated to reflect the 5 percent stock dividend issued May 18, 1999, and all prior stock splits and dividends.

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

Cautionary Statement Concerning  Forward-Looking Statements

     This Form 10-K, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Recent Developments

     On June 11, 1999, Valley acquired Ramapo Financial Corporation, parent of The Ramapo Bank headquartered in Wayne, New Jersey. At the date of acquisition, Ramapo had total assets of $344.0 million and deposits of $299.5 million, with eight branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 4.0 million shares of Valley common stock. Each share of common stock of Ramapo was exchanged for 0.44625 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Ramapo for all periods presented.

     During the second quarter of 1999, Valley received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies. The transaction was accounted for as a purchase.

     On July 30, 1999, Valley acquired New Century Asset Management, Inc., a registered investment advisor and a NJ-based money manager with approximately $120 million of assets under management. New Century was purchased on an earn-out basis and will continue its operation as a wholly-owned subsidiary of VNB. The transaction was accounted for as a purchase.

Earnings Summary

     Net income was $106.3 million, or $1.73 per diluted share, in 1999 compared with $101.3 million, or $1.63 per diluted share, in 1998. Return on average assets for 1999 was 1.75 percent compared with 1.79 percent in 1998, while the return on average equity rose to 18.35 percent in 1999 compared with 18.10 percent in 1998.

     The increase in net income for the year ended December 31, 1999, can be primarily attributed to an increase in net interest income of $14.7 million, a reduction in the provision for loan losses, and a decrease in credit card expense, offset by an increase in income tax expense.

Net Interest Income

     Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $262.8 million for 1999 as compared to $248.6 million for 1998. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans and taxable investments, partially offset by lower average interest rates for these interest earning assets and an increase in the average balances of total interest bearing liabilities. Also contributing to the increase was a decline in average interest rates on average balances of total interest bearing liabilities. The net interest margin decreased to 4.53% for 1999 compared to 4.61% for 1998.

     Average interest earning assets increased $402.4 million or 7.5 percent in 1999 over the 1998 amount. This was mainly the result of the increase in average balance of loans of $270.8 million or 6.8 percent and the increase in average balance of taxable investments of $196.9 million or 18.3 percent. Included in taxable investments is Valley's portfolio of trust preferred securities of $249.7 million, at December 31, 1999. Valley began purchasing these securities in the latter part of the fourth quarter of 1998 as part of a leverage strategy to increase interest earning assets and net interest income. These securities are funded by borrowings from the Federal Home Loan Bank ("FHLB") which are included in long-term debt.

     Average interest  bearing  liabilities for 1999 increased $316.7 million or
7.5 percent from 1998. Average demand deposits increased by $68.4 million or 8.3 percent over 1998 balances. Average savings deposits increased $40.7 million or
2.0 percent and average time deposits remained relatively unchanged from 1998. Average long-term debt, which includes primarily FHLB advances, increased $245.5 million, or 172.8 percent.

     Average interest rates, in all categories of interest earning assets, declined during 1999 compared to 1998. The average interest rate for loans declined 32 basis points to 7.94 percent. Average interest rates on total interest earning assets declined 27 basis points to 7.45 percent. Average interest rates also declined on total interest bearing liabilities by 24 basis points to 3.72 percent from 3.96 percent. Average interest rates on deposits declined by 37 basis points to 3.50 percent. The decline in the net interest margin from 4.61 percent in 1998 to 4.53 percent in 1999 resulted from a smaller increase in net interest income in relationship to the growth in average interest earning assets.

     The following table reflects the components of net interest income for each of the three years ended December 31, 1999, 1998 and 1997.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                             1999                               1998                               1997
                              ---------------------------------  ---------------------------------  -------------------------------
                                Average                 Average    Average                 Average    Average                Average
                                Balance     Interest     Rate      Balance     Interest     Rate      Balance     Interest    Rate
                              -----------  -----------  -------  -----------  -----------  -------  -----------  ----------- ------
                                                                            (in thousands)
Assets
Interest earning assets
Loans(1)(2) ................  $ 4,280,426  $   339,882     7.94% $ 4,009,604  $   331,219     8.26% $ 3,817,092  $   318,305   8.34%
Taxable investments(3) .....    1,270,737       76,784     6.04    1,073,794       65,376     6.09    1,188,334       74,178   6.24
Tax-exempt
  investments (1)(3) .......      166,963       11,330     6.79      182,686       12,731     6.97      235,615       16,241   6.89
Federal funds sold and
  other short-term
  investments ..............       78,661        3,949     5.02      128,329        6,935     5.40       84,770        4,482   5.29
                              -----------  -----------  -------  -----------  -----------  -------   ----------- ----------- ------

Total interest earning
 assets ....................    5,796,787  $   431,945     7.45    5,394,413  $   416,261     7.72    5,325,811  $   413,206   7.76
                                           -----------  -------               -----------  -------               ----------- ------

Allowance for loan losses ..      (55,154)                           (53,909)                           (52,169)
Cash and due from bank .....      152,770                            143,489                            163,491
Other assets ...............      172,123                            169,446                            182,662
Unrealized (loss)gain on
 securities available for
  sale .....................       (6,886)                             7,789                               (381)
                              -----------                        -----------                        -----------
Total assets ...............  $ 6,059,640                        $ 5,661,228                        $ 5,619,414
                              ===========                        ===========                        ===========

Liabilities and
   Shareholders' Equity

Interest bearing liabilities
Savings deposits ...........  $ 2,026,367  $    41,358     2.04% $ 1,985,675  $    46,833     2.36% $ 1,977,238  $    47,328   2.39%
Time deposits ..............    2,070,416      102,154     4.93    2,050,383      109,228     5.33    2,174,057      117,051   5.38
                              -----------  -----------  -------  -----------  -----------  -------  -----------  ----------- ------
Total interest bearing
  deposits .................    4,096,783      143,512     3.50    4,036,058      156,061     3.87    4,151,295      164,379   3.96
Short-term borrowings ......       69,317        2,968     4.28       58,831        2,791     4.74       46,718        2,332   4.99
Long-term debt .............      387,571       22,697     5.86      142,087        8,806     6.20       87,611        5,471   6.24
                              -----------  -----------  -------  -----------  -----------  -------  -----------  ----------- ------
Total interest bearing
  liabilities ..............    4,553,671      169,177     3.72    4,236,976      167,658     3.96    4,285,624      172,182   4.02
                                           -----------  -------               -----------  -------               ----------- ------
Demand deposits ............      896,911                            828,555                            770,125
Other liabilities ..........       29,588                             36,080                             48,685
Shareholders' equity .......      579,470                            559,617                            514,980
                              -----------                        -----------                        -----------
Total liabilities and
  shareholders' equity .....  $ 6,059,640                        $ 5,661,228                        $ 5,619,414
                              ===========                        ===========                        ===========
Net interest income (tax
  equivalent basis) ........                   262,768                            248,603                            241,024
Tax equivalent adjustment ..                    (4,410)                            (4,968)                            (6,388)
                                           -----------                        -----------                        -----------
Net interest income ........               $   258,358                        $   243,635                        $   234,636
                                           ===========                        ===========                        ===========
Net interest rate
  differential .............                               3.73%                              3.76%                            3.74%
                                                        =======                            =======                           ======
Net interest margin(4) .....                               4.53%                              4.61%                            4.53%
                                                        =======                            =======                           ======

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

      CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                    1999 Compared to 1998               1998 Compared to 1997
                                     Increase (Decrease)(2)             Increase (Decrease)(2)
                                --------------------------------    --------------------------------
                                Interest     Volume       Rate      Interest     Volume       Rate
                                --------    --------    --------    --------    --------    --------
                                                            (in thousands)

Interest income:
 Loans(1) ...................   $  8,663    $ 21,821    $(13,158)   $ 12,914    $ 15,897    $ (2,983)
 Taxable investments ........     11,408      11,904        (496)     (8,802)     (7,126)     (1,676)
 Tax-exempt investments(1) ..     (1,401)     (1,074)       (327)     (3,510)     (3,702)        192
 Federal funds sold and other
   short-term investments ...     (2,986)     (2,523)       (463)      2,453       2,373          80
                                --------    --------    --------    --------    --------    --------
                                  15,684      30,128     (14,444)      3,055       7,442      (4,387)
                                --------    --------    --------    --------    --------    --------

Interest expense:
 Savings deposits ...........     (5,475)        943      (6,418)       (495)        186        (681)
 Time deposits ..............     (7,074)      1,058      (8,132)     (7,823)     (6,600)     (1,223)
 Short-term borrowings ......        177         466        (289)        459         537         (78)
 Long-term debt .............     13,891      14,402        (511)      3,335       3,377         (42)
                                --------    --------    --------    --------    --------    --------
                                   1,519      16,869     (15,350)     (4,524)     (2,500)     (2,024)
                                --------    --------    --------    --------    --------    --------

Net interest income
 (tax equivalent basis) .....   $ 14,165    $ 13,259    $    906    $  7,579    $  9,942    $ (2,363)
                                ========    ========    ========    ========    ========    ========

-------------

(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

     The following table presents the components of non-interest income for the years ended December 31, 1999, 1998 and 1997.

                 NON-INTEREST INCOME

                                                      Years ended December  31,
                                                 -------------------------------
                                                   1999        1998        1997
                                                 -------     -------     -------
                                                         (in  thousands)
Trust and investment services ..............     $ 2,414     $ 1,813     $ 1,538
Service charges on deposit accounts ........      14,468      14,019      13,431
Gains on securities transactions, net ......       2,532       1,419       2,136
Fees from loan servicing ...................       8,387       7,382       5,576
Credit card fee income .....................       8,655      10,153      12,643
Gains on sales of loans, net ...............       2,491       4,863       3,634
Other ......................................       8,305       5,725       6,236
                                                 -------     -------     -------

 Total non-interest income .................     $47,252     $45,374     $45,194
                                                 =======     =======     =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $44.7 million for 1999 compared with $44.0 million for 1998.

     Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. On July 30, 1999, VNB acquired New Century Asset Management, Inc. ("New Century"), a NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century will continue its operation as a wholly owned subsidiary of VNB. The transaction was accounted for as a purchase and resulted in goodwill of $1.3 million. New Century contributed additional fee income to the operations of Valley of $326 thousand in 1999 which is included in trust and investment services.

     Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 13.6 percent from $7.4 million for 1998 to $8.4 million for 1999 due to an increase in the size of the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of servicing of several residential mortgage portfolios, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments. Residential mortgage servicing portfolios, with an unpaid principal balance of approximately $668.2 million, were acquired at the end of 1999 which are expected to increase loan servicing revenue during 2000.*

     Credit card fee income declined by $1.5 million or 14.8 percent in 1999 compared with 1998. The decrease can be attributed to a change in the co-branded credit card program which reduced cardmember rebates, and continues to result in a decline in outstanding credit card balances. The decline in balances and usage of the card caused a reduction in the volume of co-branded credit card transactions. The decline in cardmember rebates is mainly responsible for the decline in credit card expense, included in non-interest expense.

     Gains on the sales of loans were $2.5 million in 1999 compared to $4.9 million in 1998. Gains are recorded primarily from the sale of residential mortgage loans and SBA loans into the secondary market. The decrease of $2.4 million resulted from a decline in the volume of residential mortgage loans being sold by Valley into the secondary market during 1999.

     Other non-interest income increased $2.6 million to $8.3 million in 1999 as compared to 1998. This increase is primarily attributed to the gain on the sale of one OREO property and the earnings resulting from an agreement during the fourth quarter of 1998 with a third party vendor whereby all the processing related to official checks and money orders were outsourced. This increase is also the result of $946 thousand of commission revenues from the sale of title insurance policies from a new title insurance business acquired by VNB in the second quarter of 1999. VNB received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, VNB acquired the assets of an agency office of Commonwealth Land Title Insurance Company and began to sell both commercial and residential title insurance policies. The transaction was accounted for as a purchase and resulted in goodwill of $728 thousand.

(in  thousands)
Non-Interest Expense

     The following table presents the components of non-interest expense for the years ended December 31, 1999, 1998 and 1997.

                              NON-INTEREST EXPENSE

                                                      Years ended December  31,
                                              ----------------------------------
                                                 1999         1998         1997
                                              --------     --------     --------
                                                        (in thousands)
Salary expense ..........................     $ 58,339     $ 56,717     $ 51,441
Employee benefit expense ................       13,645       13,143       12,306
FDIC insurance premiums .................        1,239        1,301        1,234
Net occupancy expense ...................       11,943       13,740       12,536
Furniture and equipment expense .........        8,370        9,037        8,723
Credit card expense .....................        5,070        9,066       17,520
Amortization of intangible assets .......        5,255        5,666        3,699
Advertising .............................        5,178        4,677        5,374
Merger-related charges ..................        3,005        4,539           --
Other ...................................       25,902       26,827       26,413
                                              --------     --------     --------

 Total non-interest expense .............     $137,946     $144,713     $139,246
                                              ========     ========     ========

     Excluding merger-related charges, non-interest expense totaled $134.9 million for 1999, a decrease of $5.2 million or 3.7 percent from the 1998 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $72.0 million in 1999 compared to $69.9 million in 1998. At December 31, 1999, full-time equivalent staff was 1,863 compared to 1,867 at the end of 1998.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the year ended December 31, 1999 was 43.9 percent, one of the lowest in the industry, compared with an efficiency ratio for 1998 of 46.7 percent. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     Both net occupancy expense and furniture and equipment expense decreased during 1999 in comparison to 1998. The reduction in these expenses can be attributed to cost savings resulting from restructuring activities conducted in connection with recent mergers.

     Credit card expense includes cardmember rebates, processing expenses and fraud losses. The decrease in credit card expenses is directly attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which has continued to reduce the amount of cardmember rebates paid by Valley.

     Amortization of intangible assets decreased to $5.3 million in 1999 from $5.7 million in 1998, representing a decrease of $411 thousand or 7.3 percent. The majority of this expense resulted from the amortization of residential mortgage servicing rights totaling $3.6 million during 1999, compared with $4.2 million for 1998. An increase in interest rates is responsible for the decrease in amortization expense to maintain the unamortized balance of servicing rights in line with the portfolio balance and the expected future cash flows. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.

     During 1999, Valley recorded merger-related charges of $3.0 million related to the acquisition of Ramapo. The major components of merger-related charges, consisting of real estate dispositions, professional fees, personnel expenses and other expenses totaling $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively. During 1998, Valley recorded merger-related charges of $4.5 million related to the acquisition of Wayne Bancorp, Inc. The major components of merger-related charges were for real estate dispositions, professional fees, personnel expenses and other expenses that totaled $1.5 million, $1.4 million, $1.0 million and $600 thousand, respectively. All amounts expensed as merger-related charges were paid with the exception of contracts which will be paid over their remaining terms.

     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $13.6 million for 1999.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 32.9 percent for the year ended December 31, 1999 compared to 23.1 percent in 1998. The reduction in the effective tax rate from 1996 through 1999 is attributable to tax benefits realized that are no longer available after 1999. Valley implemented a tax strategy during the second quarter of 1999 to minimize tax expense. The effective tax rate for 2000 is expected to approximate 34 percent.*

Year 2000

     VNB has  completed  its Year  2000  ("Y2K")  upgrade  for  compliance  with computer hardware and software systems, which has resulted in a smooth transition for its computer systems. Since implementing the assessment of Y2K issues, Valley's costs to external sources have been approximately $146 thousand.

Business Segments

     VNB has four business segments it monitors and reports on to manage its business operations. These segments are commercial lending, consumer lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, "Financial Statements and Supplementary Data -- Note 19 of the Notes to Consolidated Financial Statements."

     The consumer lending segment had a return on average interest-earning assets before taxes of 2.54 percent for the year ended December 31, 1999 compared to 2.37 percent for the year ended December 31, 1998. Average interest-earning assets increased $252.7 million, which is attributable to an increase in home equity and residential mortgage lending. Interest rates on consumer loans declined by 49 basis points. This decrease was mitigated by a decrease in the cost of funds by 19 basis points. Income before income taxes increased $10.6 million primarily as a result of an increase in average interest-earning assets. Also contributing to the increase in income before taxes was a $2.8 million decrease in the provision for loan losses due to a decrease in net charge-offs and a decline in non-interest expense due to the change in credit card rebates.

     The return on average interest-earning assets before taxes for the commercial lending segment, increased 16 basis points to 3.81 percent for the year ended December 31, 1999. Average interest-earning assets increased $123.2 million as a result of an increased volume of loans. Interest rates on commercial loans declined by 16 basis points, offset by a decrease in cost of funds by 19 basis points. Income before income taxes increased $7.2 million primarily as a result of an increase in average interest-earning assets, offset by a decline in fee income during the period.

     The investment management segment had a return on average interest-earning assets, before taxes, of 2.07 percent for the year ended December 31, 1999, 15 basis points greater than the year ended December 31, 1998. Average interest-earning assets increased by $34.5 million. The yield on interest earning assets decreased by 26 basis points to 6.29 percent, and was offset by a smaller decrease of 19 basis points in the cost of funds. Income before income taxes increased 10.6 percent to $29.1 million principally reflecting lower internal expense transfer amounts.

     The corporate segment represents assets and income and expense items not directly attributable to a specific segment including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes decreased to $6.3 million for the year ended December 31, 1999, mainly due to more non-interest income.

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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $289.3 thousand while an interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately $287.6 thousand. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.

     The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at December 31, 1999. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                                             Total
                                  Rate        2000          2001          2002         2003         2004     Thereafter     Balance
                               ----------  ----------   ----------    ----------   ----------   ----------   ----------   ----------
                                                                           (in thousands)
Interest sensitive assets:
Federal funds sold ............    4.63%   $  123,000   $       --    $       --    $      --   $       --   $       --   $  123,000
Investment securities held
 to  maturity .................    7.89        33,687       12,784         6,318        5,300        4,475      288,937      351,501
Investment securities
  available for sale ..........    6.44       454,134      112,863        77,160       83,342       68,233      209,687    1,005,419
Loans:
 Commercial ...................    8.51       362,967       11,936         7,907       39,836       26,557       62,961      512,164
 Mortgage .....................    7.66       553,728      187,253       124,835      439,895      293,263      936,343    2,535,317
 Consumer .....................    7.93       567,469      202,075       134,403      290,424      193,616      119,284    1,507,271
                               ----------  ----------   ----------    ----------   ----------   ----------   ----------   ----------
Total interest sensitive
 assets........................    7.55%   $2,094,985   $  526,911    $  350,623   $  858,797   $  586,144   $1,617,212   $6,034,672
                               ----------  ----------   ----------    ----------   ----------   ----------   ----------   ----------
Interest sensitive liabilities:
Deposits:
 Savings ......................   2.18%    $  390,448   $  814,040    $  496,340   $  105,892   $  105,892   $  105,918   $2,018,530
 Time .........................    5.03      1,628,209     314,370        86,353       30,074        9,255       33,448    2,101,709
Short-term borrowings .........    3.75        129,065          --            --           --           --           --      129,065
Long-term debt ................    5.98        103,074      27,080       117,086       82,060      102,016      133,565      564,881
                               ----------   ----------  ----------    ----------   ----------   ----------   ----------   ----------
Total interest
sensitive liabilities .........    3.91%   $2,250,796   $1,155,490    $  699,779   $  218,026   $  217,163   $  272,931   $4,814,185
                               ----------  ----------   ----------    ----------   ----------   ----------   ----------   ----------
Interest sensitivity gap ......            $ (155,811)  $ (628,579)   $ (349,156)  $  640,771   $  368,981   $1,344,281   $1,220,487
                                           ----------   ----------    ----------   ----------   ----------   ----------   ----------

Ratio of interes sensitive
assets to interest sensitive
liabilities ...................               (0.93:1)     (0.46:1)      (0.50:1)      3.94:1       2.70:1       5.93:1       1.25:1
                                           ----------   ----------    ----------   ----------   ----------   ----------   ----------

                                      Fair
                                     Value
                                  ----------
                                (in thousands)
Interest sensitive assets:
Federal funds sold ............   $  123,000
Investment securities held
 to  maturity .................      318,329
Investment securities
  available for sale ..........    1,005,419
Loans:
 Commercial ...................      508,648
 Mortgage .....................    2,484,101
 Consumer .....................    1,505,298
                                  ----------
Total interest sensitive
 assets........................   $5,944,795
                                  ----------
Interest sensitive liabilities:
Deposits:
 Savings ......................   $2,018,530
 Time .........................    2,102,149
Short-term borrowings .........      129,065
Long-term debt ................      548,043
                                  ----------
Total interest
sensitive liabilities .........   $4,797,787
                                  ----------
Interest sensitivity gap ......   $1,147,008
                                  ----------

Ratio of interes sensitive
assets to interest sensitive
liabilities ...................       1.24:1
                                  ----------

     Expected maturities are contractual maturities adjusted for all payments of principal. Valley uses certain assumptions to estimate fair values and expected maturities. For investment securities and loans, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For deposit liabilities, in accordance with standard industry practice and Valley's own historical experience, "decay factors" were used to estimate deposit runoff for savings. Off-balance sheet items are not considered material.

     The total negative gap repricing within 1 year as of December 31, 1999 was $155.8 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.93:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.3 billion at both December 31, 1999 and 1998. This represents 22.0 percent and 24.2 percent of earning assets, and 20.9 percent and 22.9 percent of total assets at December 31, 1999 and 1998, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $3.5 billion for the year ended December 31, 1999 and $3.6 billion for the year ended December 31, 1998, representing 60.9 percent and 66.8 percent of average earning assets. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley borrowed from the FHLB as part of a leverage strategy and matched funding to increase earning assets and net interest income. Continued growth in this strategy is under review to determine if it will be expanded in 2000.* As of December 31, 1999, Valley had outstanding advances of $464.5 million with the FHLB and repurchase agreements of $159.4 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 1999 proceeds from the sales of investment securities available for sale were $28.3 million, and proceeds of $466.3 million were generated from investment maturities. Purchases of investment securities in 1999 were $578.3 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $637.1 million and $503.6 million, on average, for the years ended December 31, 1999 and 1998, respectively.

     During 1999 a substantial amount of loan growth was funded from a combination of deposit growth, maturities and normal payments of the investment portfolio, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2000.*

     The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 1999. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                                  (in thousands)

Less than three months ...................................            $515,791
Three to six months ......................................              49,993
Six to twelve months .....................................              21,998
More than twelve months ..................................              59,494
                                                                      --------

                                                                      $647,276
                                                                      ========

     Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.

Investment Securities

     The amortized cost of securities held to maturity at December 31, 1999, 1998 and 1997 were as follows:

              INVESTMENT SECURITIES HELD TO MATURITY

                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                    (in  thousands)
U.S. Treasury securities and other government agencies and
corporations .............................................   $     --   $ 34,451   $ 28,265
Obligations of states and political subdivisions .........     28,729     45,550     62,832
Mortgage-backed securities ...............................     46,599     67,561     91,581
Other debt securities ....................................    249,936    115,148        195
                                                             --------   --------   --------

Total debt securities ....................................    325,264    262,710    182,873
FRB & FHLB stock .........................................     26,237     24,180     24,180
                                                             --------   --------   --------

Total investment securities held to maturity .............   $351,501   $286,890   $207,053
                                                             ========   ========   ========

     The fair value of securities available for sale at December 31, 1999, 1998 and 1997 were as follows:

                    INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                 1999         1998         1997
                                                             ----------   ----------   ----------
                                                                       (in  thousands)
U.S. Treasury securities and other government agencies and
corporations .............................................   $  112,650   $  154,025   $  224,647
Obligations of states and political subdivisions .........      133,564      118,295      144,333
Mortgage-backed securities ...............................      730,131      719,790      759,529
                                                             ----------   ----------   ----------

Total debt securities ....................................      976,345      992,110    1,128,509
Equity securities ........................................       29,074       31,078       10,685
                                                             ----------   ----------   ----------

Total investment securities available for sale ...........   $1,005,419   $1,023,188   $1,139,194
                                                             ==========   ==========   ==========

         MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY
                              AT DECEMBER 31, 1999

                                    Obligations of States and      Mortgage-Backed       Other Debt Securities       Total(4)
                                     Political Subdivisions          Securities
                                     ---------------------      ----------------------    -------------------    ------------------
                                      Amortized    Yield        Amortized                 Amortized              Amortized
                                       Cost(1)     (2)(3)        Cost(1)      Yield(2)     Cost(1)   Yield(2)     Cost(1)   Yield(2)
                                      --------    --------       --------     --------    --------   --------    --------   -------
                                                                                  (in  thousands)
0-1 years ......................      $ 23,270        5.09%      $  1,784         5.81%   $    110       7.72%   $ 25,164      5.15%
1-5 years ......................         4,829        8.54         44,304         7.53          60       7.23      49,193      7.63
5-10 years .....................            --          --            511         7.46          50       7.30         561      7.45
Over 10 years ..................           630        9.49             --           --     249,716       7.47     250,346      7.48
                                      --------        ----       --------         ----    --------       ----    --------      ----
Total securities ...............      $ 28,729        5.77%      $ 46,599         7.46%   $249,936       7.47%   $325,264      7.32%
                                      ========        ====       ========         ====    ========       ====    ========      ====


        MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE
                              AT DECEMBER 31, 1999

                                     US Treasury Securities
                                     and Other Government       Obligations of States
                                          Agencies and               and Political         Mortgage-Backed
                                           Corporations              Subdivisions             Securities               Total(4)
                                     ---------------------      ----------------------    -------------------   ------------------
                                      Amortized                 Amortized      Yield      Amortized              Amortized
                                       Cost(1)     Yield(2)      Cost(1)       (2)(3)      Cost(1)   Yield(2)     Cost(1)   Yield(2)
                                      --------    --------      --------     --------    --------   --------    --------    -------
                                                                                     (in  thousands)
0-1 years ......................     $   14,327       5.81%    $   25,229        6.74%  $  325,124      7.23%   $  364,680     7.14%
1-5 years ......................        101,423       5.61         45,238        6.70      269,738      6.18       416,399     6.10
5-10 years .....................             --         --         29,563        6.22      119,364      6.61       148,927     6.53
Over 10 years ..................             --         --         35,629        7.58       37,036      6.53        72,665     7.04
                                     ----------       ----     ----------        ----   ----------      ----    ----------     ----
Total securities ...............     $  115,750       5.63%    $  135,659        6.83%  $  751,262      6.72%   $1,002,671     6.61%
                                     ==========       ====     ==========        ====   ==========      ====    ==========     ====

----------
(1) Maturities are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.

(2)  Average yields are calculated on a yield-to-maturity basis.

(3) Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.

(4)  Excludes equity securities which have indefinite maturities.

     Valley's investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, equity and other securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders' equity, except for securities issued by the United States and its political subdivisions and agencies. The portfolio generates substantial cash flow. The decision to purchase or sell securities is based upon the current assessment of long and short term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

     At December 31, 1999, Valley had $46.6 million of mortgaged-backed securities classified as held to maturity and $730.1 million of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by Federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower interest rates.

     Included in the mortgage-backed securities portfolio at December 31, 1999 were $206.9 million of collateralized mortgage obligations ("CMO") of which $19.5 million were privately issued. CMO's had a yield of 6.53 percent and an unrealized loss of $8.7 million at December 31, 1999. Substantially all of the CMO portfolio was classified as available for sale.

     As of December 31, 1999, Valley had $1.0 billion of securities available for sale, unchanged from December 31, 1998. Those securities are recorded at their fair value. As of December 31, 1999, the investment securities available for sale had an unrealized loss of $16.3 million, net of deferred taxes, compared to an unrealized gain of $4.9 million, net of deferred taxes, at December 31, 1998. This change was primarily due to an decrease in prices resulting from an increasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In connection with the Ramapo acquisition, Valley reassessed the classification of securities held in the Ramapo portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1998, in connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1997, in connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland investment portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives.

     During 1999 and 1998, Valley purchased approximately $138.6 million and $111.8 million, respectively, of trust preferred securities, as part of a leveraging strategy to increase interest earning assets and net interest income.

Loan Portfolio

     As of December 31, 1999, total loans were $4.6 billion, compared to $4.1 billion at December 31, 1998, an increase of 9.8 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 1999.

                                 LOAN PORTFOLIO

                                    1999           1998           1997            1996            1995
                               -----------    -----------    -----------     -----------     -----------
                                                             (in thousands)
Commercial .................   $   512,164    $   477,231    $   468,947     $   480,240     $   426,887
                               -----------    -----------    -----------     -----------     -----------

  Total commercial loans ...       512,164        477,231        468,947         480,240         426,887
                               -----------    -----------    -----------     -----------     -----------

Construction ...............       123,531        112,819         94,162          98,435          91,097
Residential mortgage .......     1,247,721      1,055,278      1,056,436       1,060,526       1,029,551
Commercial mortgage ........     1,164,065      1,050,420        955,052         877,617         780,099
                               -----------    -----------    -----------     -----------     -----------

  Total mortgage loans .....     2,535,317      2,218,517      2,105,650       2,036,578       1,900,747
                               -----------    -----------    -----------     -----------     -----------

Home equity ................       276,261        226,231        225,899         230,265         235,742
Credit card ................        92,097        108,180        146,151         150,233          23,098
Automobile .................     1,053,457      1,033,938        931,579         813,058         673,597
Other consumer .............        85,456         83,552         94,370          73,714          67,216
                               -----------    -----------    -----------     -----------     -----------

  Total consumer loans .....     1,507,271      1,451,901      1,397,999       1,267,270         999,653
                               -----------    -----------    -----------     -----------     -----------

Less: unearned income ......            --             --            (56)           (556)         (1,290)
                               -----------    -----------    -----------     -----------     -----------

Total loans ................   $ 4,554,752    $ 4,147,649    $ 3,972,540     $ 3,783,532     $ 3,325,997
                               ===========    ===========    ===========     ===========     ===========

As a percent of total loans:

 Commercial loans ..........          11.2%          11.5%          11.8%           12.7%           12.8%
 Mortgage loans ............          55.7           53.5           53.0            53.8            57.1
 Consumer loans ............          33.1           35.0           35.2            33.5            30.1
                               -----------    -----------    -----------     -----------     -----------

  Total loans ..............         100.0%         100.0%         100.0%          100.0%          100.0%
                               ===========    ===========    ===========     ===========     ===========

     The majority of the increase in loans for 1999 was divided between residential and commercial mortgage loans. It is not known if the trend of increased lending in these loan types will continue, especially if interest rates continue to increase.

     The commercial mortgage loan portfolio has continued its steady increase. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending.

     During 1996, Valley issued a co-branded credit card. Of the $92.1 million of credit card loans outstanding at December 31, 1999, approximately $77.1 million were the result of this co-branded credit card program. The decrease in the credit card portfolio is primarily attributable to an amendment made to the co-branded credit card program during the fourth quarter of 1997, which also reduced the amount of cardmember rebates paid by Valley. It is expected that the decline in the co-branded credit card loans will continue.*

     Automobile loans comprised 23.1 percent of total loans at December 31, 1999. Approximately 66.2 percent of the automobile loan portfolio and 15.3 percent of the total loan portfolio at December 31, 1999 represented loans originated by VNB through a program with a major insurance company. These loans are subject to Valley's normal underwriting criteria. During the fourth quarter of 1997, Valley began closing loans in Florida under this program. Valley began an identical program in the State of Pennsylvania in January 1998. The addition of Florida and Pennsylvania resulted in a greater than 60 percent increase in the number of agents under this program. This expanded Valley's over 40 year relationship with the company to 11 states from Maine to Florida, as well as Canada. Valley expects to begin lending in Connecticut during early 2000 under this program with the insurance company.*

     VNB extended this program during the first quarter of 1996 by establishing a finance company in Toronto, Canada to make auto loans. This Canadian subsidiary had interest income of approximately $2.0 million for the year ended December 31, 1999, and auto loans of $26.8 million at December 31, 1999. These loans are funded by a capital investment by VNB of $7.4 million, with additional funding requirements satisfied by lines of credit in Canadian funds. Any foreign exchange risk is limited to the capital investment by VNB.

     Much of Valley's lending is in northern New Jersey, with the exception of the out-of-state auto lending program. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.*

     The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 1999:

                                        1 Yr.      Over 1      Over
                                       or less    to 5 Yrs.    5 Yrs.    Total
                                       --------   --------   --------   --------
                                                     (in thousands)
Commercial--fixed rate .............   $  8,435   $ 89,971   $ 51,083   $149,489
Commercial--adjustable rate ........    276,938     41,182     44,555    362,675
Construction--fixed rate ...........     16,927      6,429         --     23,356
Construction--adjustable rate ......     55,035     45,140         --    100,175
                                       --------   --------   --------   --------

                                       $357,335   $182,722   $ 95,638   $635,695
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

     VNB is a preferred U.S. Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware, Maryland, the District of Columbia and sections of Virginia. Between 75 percent and 80 percent of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.*

     During 1999 and 1998, VNB originated approximately $34.8 million and $25.8 million of SBA loans, respectively and sold $24.8 million and $22.1 million, respectively. At December 31, 1999 and 1998, $37.5 million and $31.4 million, respectively, of SBA loans were held in VNB's portfolio and VNB serviced for others approximately $89.0 million and $78.1 million, respectively, of SBA loans.

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

     Non-performing assets continued to decrease, and totaled $5.7 million at December 31, 1999, compared with $11.8 million at December 31, 1998, a decrease of $6.0 million or 51.2 percent. Non-performing assets at December 31, 1999 and 1998, respectively, amounted to 0.13 percent and 0.28 percent of loans and OREO. Non-performing assets have declined steadily over the past five years. Valley cannot predict whether or for how long that this trend will continue.*

     Loans 90 days or more past due and not included in the non-performing category totaled $11.7 million at December 31, 1999, compared to $7.4 million at December 31, 1998. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.5 million and $175 thousand at December 31, 1999 and 1998, respectively.

     The allowance for loan losses as a percent of loans has declined since 1995. Valley provides additions to the allowance based upon net charge-offs.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY

                                         1999       1998       1997       1996       1995
                                       -------    -------    -------    -------    -------
                                                        (in  thousands)
Loans past due in excess of 90 days
  and still accruing ...............   $11,698    $ 7,418    $16,463    $10,318    $ 8,266
                                       -------    -------    -------    -------    -------

Non-accrual loans ..................   $ 3,482    $ 7,507    $10,380    $16,311    $20,817
Other real estate owned ............     2,256      4,261      4,450      6,077     12,020
                                       -------    -------    -------    -------    -------

Total non-performing assets ........   $ 5,738    $11,768    $14,830    $22,388    $32,837
                                       -------    -------    -------    -------    -------

Troubled debt restructured loans ...   $ 4,852    $ 6,387    $ 6,723    $ 7,116    $ 6,911
                                       -------    -------    -------    -------    -------

Non-performing loans as a % of loans      0.08%      0.18%      0.26%      0.43%      0.63%
                                       -------    -------    -------    -------    -------

Non-performing assets as a % of
  loans plus other real estate owned      0.13%      0.28%      0.37%      0.59%      0.98%
                                       -------    -------    -------    -------    -------

Allowance as a % of loans ..........      1.21%      1.32%      1.34%      1.40%      1.52%
                                       -------    -------    -------    -------    -------

     During 1999, recovered interest on non-accrual loans amounted to $720 thousand, compared with lost interest of $1.0 million in 1998.

     Although substantially all risk elements at December 31, 1999 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $2.0 million in potential problem loans at December 31, 1999, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Approximately $585 thousand has been provided for in the allowance for loan losses for these potential problem loans. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1998, Valley had identified approximately $2.7 million of potential problem loans which were not classified as non-accrual, past due or restructured.

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

     Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. The majority of automobile loans are originated through a program with a major insurance company, whose customer base generally has a good credit profile and generally result in delinquencies and charge-offs equal to that typically experienced from traditional sources. These automobile loans are from 11 states, including New Jersey and generally present no more risk than those made within New Jersey. All loans are subject to Valley's underwriting criteria; therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region.

     The co-branded credit card portfolio was substantially generated through a pre-approved mailing during 1996 utilizing automated credit scoring techniques and additional underwriting standards.

     Management realizes that some degree of risk must be expected in the normal course of lending activities. Reserves are maintained to absorb such loan and off-balance sheet credit losses inherent in the portfolio. The allowance for loan losses and related provision are an expression of management's evaluation of the credit portfolio and economic climate.

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                                            Years ended December  31,
                                                         ------------------------------------------------------------------
                                                             1999          1998          1997          1996          1995
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                   (in  thousands)
Average loans outstanding ............................   $4,280,426    $4,009,604    $3,817,092    $3,494,950    $3,244,586
                                                         ==========    ==========    ==========    ==========    ==========

Beginning balance--Allowance for

loan losses ..........................................   $   54,641    $   53,170    $   52,926    $   50,433    $   53,949
                                                         ----------    ----------    ----------    ----------    ----------

Loans charged-off:
 Commercial ..........................................          337           216         4,650           493         1,346
 Construction ........................................           --            --            --           110         3,092
 Mortgage-Commercial .................................          983         2,166         1,440         1,214         2,976
 Mortgage-Residential ................................          761         1,274           522           932         1,255
 Consumer ............................................       10,050        11,307         8,394         4,110         2,992
                                                         ----------    ----------    ----------    ----------    ----------

                                                             12,131        14,963        15,006         6,859        11,661
                                                         ----------    ----------    ----------    ----------    ----------

Charged-off loans recovered:
 Commercial ..........................................          702           484           562         2,669         1,534
 Construction ........................................          218           222            89            58            --
 Mortgage-Commercial .................................          268         1,074           227         1,462         1,303
 Mortgage-Residential ................................          133           329           167           222            87
 Consumer ............................................        2,169         1,680         1,075           985         1,400
                                                         ----------    ----------    ----------    ----------    ----------

                                                              3,490         3,789         2,120         5,396         4,324
                                                         ----------    ----------    ----------    ----------    ----------

Net charge-offs ......................................        8,641        11,174        12,886         1,463         7,337
Provision charged to operations ......................        9,120        12,645        13,130         3,956         3,821
                                                         ----------    ----------    ----------    ----------    ----------

Ending balance--Allowance for loan losses ............   $   55,120    $   54,641    $   53,170    $   52,926    $   50,433
                                                         ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs during the
 period to average loans outstanding during the period         0.20%         0.28%         0.34%         0.04%         0.23%

     The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial
Accounting  Standards  No. 114,  "Accounting  by Creditors  for  Impairment of a
Loan."

     VNB's allocated allowance is calculated by applying loss factors to outstanding loans as well as certain unused commitments. The formula is based on the internal risk grade of loans, pools of loans, or commitments. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB's historical loss experience and may be adjusted for significant circumstances that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     Management determines the unallocated portion of the allowance based on factors that cannot be associated with a specific credit or loan category. These factors include management's evaluation of local and national economic and business conditions, changes in portfolio composition, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for the uncertainty that is inherent in estimates of expected credit losses.

     The underwriting, growth and delinquency experience in the credit card portfolio will substantially influence the level of the allowance needed to absorb credit losses inherent in the portfolio. Although credit card loans are generally considered more risky than other types of lending, a higher interest rate is charged to compensate for this increased risk. VNB continues to monitor the need for additions to the allowance.

     During 1999, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $9.1 million in 1999 compared to $12.6 million in 1998.

     The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                                            Years ended December  31,
                                  --------------------------------------------------------------------------
                                            1999                      1998                    1997
                                  -----------------------  -----------------------  ------------------------
                                               Percent of               Percent of                Percent of
                                                 Loan                     Loan                       Loan
                                               Category                 Category                   Category
                                  Allowance    to Total    Allowance    to Total    Allowance      to Total
                                  Allocation     Loans     Allocation    Loans      Allocation      Loans
                                  ----------   ---------   ----------   ----------  ----------    ----------
                                                                (in  thousands)
Loan category:
 Commercial ....................     $15,501        11.2%     $14,491       11.5%      $13,525          11.8%
 Mortgage ......................      13,282        55.7       14,363       53.5        16,861          53.0
 Consumer ......................      12,813        33.1       12,417       35.0        11,625          35.2
 Unallocated ...................      13,524         N/A       13,370        N/A        11,159           N/A
                                  ----------   ---------   ----------   ----------  ----------    ----------
                                     $55,120       100.0%     $54,641      100.0%      $53,170         100.0%
                                  ==========   =========   ==========   ==========  ==========    ==========

                                                 Years ended December  31,
                                  ----------------------------------------------------
                                              1996                      1995
                                  ------------------------   -------------------------
                                                Percent of                  Percent of
                                                  Loan                        Loan
                                                Category                    Category
                                   Allowance     to Total     Allowance     to Total
                                   Allocation     Loans       Allocation     Loans
                                   ----------   ----------    ----------    ---------
                                                     (in  thousands)
Loan category:
 Commercial ....................      $19,097         12.7%      $16,006         12.8%
 Mortgage ......................       13,743         53.8        13,428         57.1
 Consumer ......................        7,667         33.5         7,893         30.1
 Unallocated ...................       12,419          N/A        13,106          N/A
                                   ----------   ----------    ----------    ---------
                                      $52,926        100.0%      $50,433        100.0%
                                   ==========   ==========    ==========    =========

     At December 31, 1999 the allowance for loan losses amounted to $55.1 million or 1.21 percent of loans, as compared to $54.6 million or 1.32 percent at December 31, 1998.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $8.6 million for the year ended December 31, 1999 compared with $11.2 million for the year ended December 31, 1998. The ratio of net charge-offs to average loans decreased to
0.20 percent for 1999 compared with 0.28 percent for 1998. While consumer loan charge-offs decreased during 1999, they were at a level less than the level reported throughout the industry on a national basis. Non-accrual loans decreased in 1999 in comparison to 1998, while loans past due 90 days and still accruing in 1999 were higher than during 1998.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $13.4 million and $1.8 million, respectively, at December 31, 1999 and $13.4 million and $4.6 million, respectively, at December 31, 1998. The average balance of impaired loans during 1999 and 1998 was approximately $13.2 million and $15.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during both 1999 and 1998 was $559 thousand and $1.1 million, respectively.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At December 31, 1999, shareholders' equity totaled $553.5 million or 8.7 percent of total assets, compared with $589.8 million or 10.0 percent at year-end 1998.

     On December 14, 1999 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the company's outstanding common stock. As of December 31, 1999 Valley had repurchased 800,300 shares of its stock under this plan. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

     On June 10, 1999 Valley's Board of Directors rescinded the stock repurchase program it had announced on April 28, 1999 after 1.6 million shares of Valley common stock had been repurchased. Approximately 1.5 million treasury shares were issued in conjunction with the 5 percent stock dividend issued May 18, 1999. Rescinding the remaining authorization was undertaken in connection with Valley's acquisition of Ramapo.

     On May 26, 1998 Valley's Board of Directors rescinded its previously announced stock repurchase program after 220,125 shares of Valley common stock had been repurchased. Rescinding the remaining authorization was necessary to comply with certain accounting rules in connection with Valley's acquisition of Wayne.

     Included in shareholders' equity as components of accumulated other comprehensive income at December 31, 1999 was a $16.3 million unrealized loss on investment securities available for sale, net of tax, and a translation adjustment loss of $418 thousand related to the Canadian subsidiary of VNB, compared to an unrealized gain of $4.9 million and an $852 thousand translation adjustment loss at December 31, 1998.

     Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders' equity less disallowed intangibles, while Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     Valley's capital position at December 31, 1999 under risk-based capital guidelines was $565.4 million, or 11.6 percent of risk-weighted assets, for Tier 1 capital and $620.5 million, or 12.8 percent for Total risk-based capital. The comparable ratios at December 31, 1998 were 13.4 percent for Tier 1 capital and
14.6 percent for Total risk-based capital. At December 31, 1999 and 1998, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of
9.1 percent and 10.1 percent, respectively. Valley's ratios at December 31, 1999 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $9.27 at December 31, 1999 compared with $9.57 per share at December 31, 1998.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 43.6 percent at December 31, 1999, compared to 47.4 percent at December 31, 1998. Cash dividends declared amounted to $1.02 per share, equivalent to a dividend payout ratio of 56.4 percent for 1999, compared to 52.6 percent for the year 1998. The current quarterly dividend rate of $0.26 per share provides for an annual rate of $1.04 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Results of Operations--1998 Compared to 1997

     Valley reported net income for 1998 of $101.3 million or $1.63 earnings per diluted share, compared to the $90.2 million, or $1.46 earnings per diluted share earned in 1997.

     Net interest income on a tax equivalent basis increased $7.6 million, or 3.1%, to $248.6 million in 1998. The increase in 1998 was due primarily to a small increase in the average balance of interest bearing assets and a slight decrease in the average balance of interest bearing liabilities. Average rates on interest earning assets and interest bearing liabilities decreased 4 basis points and 6 basis points, respectively.

     Non-interest income in 1998 amounted to $45.4 million, relatively unchanged compared with 1997. Fees from loan servicing, which includes both servicing fees from residential mortgage loans and SBA loans, increased $1.8 million or 32.4 percent. This increase can be attributed to the acquisition of several residential mortgage portfolios, and the origination of both SBA and residential mortgage loans by VNB which were sold to third-party investors with servicing retained. Credit card income declined by $2.5 million due to a change in the rebate program decreasing card usage and related fee income.

     Non-interest expense totaled $144.7 million in 1998, an increase of $5.5 million. Non-interest expense for 1998 includes a $4.5 million merger-related charge from the acquisition of Wayne. Salary and benefit expense for 1998 increased $6.1 million or 9.6 percent and amortization of intangibles increased $2.0 million or 53.2 percent resulting from increased amortization of loan servicing rights due to a larger portfolio of loans being serviced and a declining rate environment. These increases were offset by a decrease in credit card expense of $8.5 million, directly attributable to an amendment made to Valley's co- branded credit card program during the fourth quarter of 1997, which reduced the amount of cardmember rebates paid by Valley.

     Income tax expense as a percentage of pre-tax income was 23.1 percent for the year ended December 31, 1998 compared to 29.3 percent in 1997. The reduced effective tax rate during 1997 and 1998 is attributable to tax benefits realized from a realignment of corporate entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity."

Item 8. Financial Statements and Supplementary Data

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years ended December  31,
                                                      ---------------------------------------
                                                          1999          1998          1997
                                                      -----------   -----------   -----------
                                                       (in  thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5) ...............   $   339,438   $   330,701   $   317,598
Interest and dividends on investment securities:
 Taxable ..........................................        74,381        63,430        72,489
 Tax-exempt .......................................         7,364         8,281        10,560
 Dividends ........................................         2,403         1,946         1,689
Interest on federal funds sold and other
 short-term investments ...........................         3,949         6,935         4,482
                                                      -----------   -----------   -----------
  Total interest income ...........................       427,535       411,293       406,818
                                                      -----------   -----------   -----------

Interest Expense
Interest on deposits:
 Savings deposits .................................        41,358        46,833        47,328
 Time deposits (Note 10) ..........................       102,154       109,228       117,051
Interest on short-term borrowings .................         2,968         2,791         2,332
Interest on long-term debt (Note 11) ..............        22,697         8,806         5,471
                                                      -----------   -----------   -----------
 Total interest expense ...........................       169,177       167,658       172,182
                                                      -----------   -----------   -----------

Net Interest Income ...............................       258,358       243,635       234,636
Provision for loan losses (Note 6) ................         9,120        12,645        13,130
                                                      -----------   -----------   -----------
Net Interest Income after Provision for Loan Losses       249,238       230,990       221,506
                                                      -----------   -----------   -----------

Non-Interest Income

Trust and investment services .....................         2,414         1,813         1,538
Service charges on deposit accounts ...............        14,468        14,019        13,431
Gains on securities transactions, net (Note 4) ....         2,532         1,419         2,136
Fees from loan servicing (Note 7) .................         8,387         7,382         5,576
Credit card fee income ............................         8,655        10,153        12,643
Gains on sales of loans, net ......................         2,491         4,863         3,634
Other .............................................         8,305         5,725         6,236
                                                      -----------   -----------   -----------
 Total non-interest income ........................        47,252        45,374        45,194
                                                      -----------   -----------   -----------

Non-Interest Expense

Salary expense (Note 12) ..........................        58,339        56,717        51,441
Employee benefit expense (Note 12) ................        13,645        13,143        12,306
FDIC insurance premiums ...........................         1,239         1,301         1,234
Net occupancy expense (Notes 8 and 14) ............        11,943        13,740        12,536
Furniture and equipment expense (Note 8) ..........         8,370         9,037         8,723
Credit card expense ...............................         5,070         9,066        17,520
Amortization of intangible assets (Note 7) ........         5,255         5,666         3,699
Advertising .......................................         5,178         4,677         5,374
Merger-related charges (Note 2) ...................         3,005         4,539            --
Other .............................................        25,902        26,827        26,413
                                                      -----------   -----------   -----------
Total non-interest expense ........................       137,946       144,713       139,246
                                                      -----------   -----------   -----------

Income Before Income Taxes ........................       158,544       131,651       127,454
Income tax expense (Note 13) ......................        52,220        30,380        37,303
                                                      -----------   -----------   -----------

Net Income ........................................   $   106,324   $   101,271   $    90,151
                                                      ===========   ===========   ===========

Earnings Per Share:
 Basic ............................................   $      1.75   $      1.65   $      1.47
 Diluted ..........................................          1.73          1.63          1.46
Weighted Average Number of Shares Outstanding:
 Basic ............................................    60,697,186    61,360,325    61,266,111
 Diluted ..........................................    61,305,673    62,185,100    61,812,546

          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     December  31,
                                                                                               --------------------------------
                                                                                                  1999                 1998
                                                                                               -----------          -----------
                                                                                            (in  thousands, except for share data)
Assets
Cash and due from banks ..............................................................         $   161,561          $   185,921
Federal funds sold ...................................................................             123,000              108,100
Investment securities held to maturity,
 fair value of $318,329 and $288,312 in
 1999 and 1998, respectively (Notes 3 and 11) ........................................             351,501              286,890
Investment securities available for sale (Notes 4 and 11) ............................           1,005,419            1,023,188
Trading account securities (Note 4) ..................................................                  --                1,592
Loans (Notes 5 and 11) ...............................................................           4,542,567            4,124,194
Loans held for sale (Note 5) .........................................................              12,185               23,455
                                                                                               -----------          -----------

Total loans ..........................................................................           4,554,752            4,147,649
  Less: Allowance for loan losses (Note 6) ...........................................             (55,120)             (54,641)
                                                                                               -----------          -----------

  Net loans ..........................................................................           4,499,632            4,093,008
                                                                                               -----------          -----------

Premises and equipment, net (Note 8) .................................................              84,790               82,808
Accrued interest receivable ..........................................................              35,504               32,197
Other assets (Notes 7, 9 and 13) .....................................................              98,987               65,265
                                                                                               -----------          -----------

   Total assets ......................................................................         $ 6,360,394          $ 5,878,969
                                                                                               ===========          ===========

Liabilities
Deposits:
  Non-interest bearing ...............................................................         $   931,016          $   924,217
  Interest bearing:
   Savings ...........................................................................           2,018,530            2,037,200
   Time (Note 10) ....................................................................           2,101,709            2,008,732
                                                                                               -----------          -----------

    Total deposits ...................................................................           5,051,255            4,970,149
                                                                                               -----------          -----------

Short-term borrowings (Notes 3 and 11) ...............................................             129,065               57,617
Long-term debt (Note 11) .............................................................             564,881              212,949
Accrued expenses and other liabilities (Note 12) .....................................              61,693               48,445
                                                                                               -----------          -----------

    Total liabilities ................................................................           5,806,894            5,289,160
                                                                                               -----------          -----------

Commitments and contingencies (Note 14)
Shareholders' Equity (Notes 2, 12 and 15)
Common stock, no par value, authorized 103,359,375 shares; ...........................              25,943               26,079
issued 60,621,040 shares in 1999 and 58,951,593 shares in 1998
Surplus ..............................................................................             325,147              331,337
Retained earnings ....................................................................             244,605              235,879
Unallocated common stock held by employee benefit plan ...............................                (965)              (1,331)
Accumulated other comprehensive (loss) income ........................................             (16,733)               4,031
                                                                                               -----------          -----------
                                                                                                   577,997              595,995
Treasury stock, at cost (927,750 shares in 1999 and 236,735 shares in 1998) ..........             (24,497)              (6,186)
                                                                                               -----------          -----------

  Total shareholders' equity .........................................................             553,500              589,809
                                                                                               -----------          -----------

    Total liabilities and shareholders' equity .......................................         $ 6,360,394          $ 5,878,969
                                                                                               ===========          ===========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     Unallocated  Accumulated
                                                                                       Common       Other
                                                                                      Stock Held  Comprehensive           Total
                                                    Common                Retained   by Employee    (Loss)    Treasury Shareholders'
                                                     Stock      Surplus   Earnings   Benefit Plan   Income      Stock      Stock
                                                   ---------   ---------  ---------  ------------ ---------   --------- -----------
                                                                                    (in  thousands)

Balance-December  31, 1996 ....................... $  25,091   $ 278,096  $ 203,018   $  (1,785)   $    (206) $  (7,883)  $ 496,331
Comprehensive income:
Net income .......................................        --          --     90,151          --           --         --      90,151
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale,
  net of tax of $3,081 ...........................        --          --         --          --        5,446         --
  Less reclassification adjustment for gains
  included in net income, net of tax of $(767) ...        --          --         --          --       (1,369)        --
Foreign currency translation adjustment ..........        --          --         --          --         (307)        --
                                                                                                   ---------

Other comprehensive income .......................        --          --         --          --        3,770         --       3,770
                                                                                                   ---------              ---------

Total comprehensive income .......................        --          --         --          --           --         --      93,921
Cash dividends ...................................        --          --    (45,350)         --           --         --     (45,350)
Effect of stock incentive plan, net ..............         8      (1,705)    (2,655)         --           --      5,311         959
Stock dividend ...................................       964      55,041    (56,086)         --           --         --         (81)
Tax benefit from exercise of stock options .......        --         329         --          --           --         --         329
Allocation of employee benefit plan ..............        --         177         --         181           --         --         358
Retirement of treasury stock .....................       (64)       (230)        --          --           --        294
Common stock acquired for stock incentive plan ...        --      (1,450)        --          --           --         --      (1,450)
Purchase of treasury stock .......................        --          --         --          --           --     (4,417)     (4,417)
                                                   ---------   ---------  ---------   ---------    ---------  ---------   ---------

Balance-December  31, 1997 .......................    25,999     330,258    189,078      (1,604)       3,564     (6,695)    540,600
Comprehensive income:
Net income .......................................        --          --    101,271          --           --         --     101,271
Other comprehensive income, net of tax:
  Unrealized gains on securities
  available for sale, net of tax of $1,052 .......        --          --         --          --        1,871         --
  Less reclassification adjustment for gains
  included in net income, net of tax of $(524) ...        --          --         --          --         (895)        --
Foreign currency translation adjustment ..........        --          --         --          --         (509)        --
                                                                                                   ---------

Other comprehensive income .......................        --          --         --          --          467         --         467
                                                                                                   ---------              ---------

Total comprehensive income .......................        --          --         --          --           --         --     101,738
Cash dividends ...................................        --          --    (53,271)         --           --         --     (53,271)
Effect of stock incentive plan, net ..............        56        (392)      (850)         --           --      3,713       2,527
Common stock repurchased and retired .............       (65)         --       (349)         --           --         --        (414)
Allocation of employee benefit plan shares .......        --         381         --         273           --         --         654
Issuance of shares from treasury .................        89       1,090         --          --           --      3,454       4,633
Purchase of treasury stock .......................        --          --         --          --           --     (6,658)     (6,658)
                                                   ---------   ---------  ---------   ---------    ---------  ---------   ---------

Balance-December  31, 1998 .......................    26,079     331,337    235,879      (1,331)       4,031     (6,186)    589,809
Comprehensive income:
Net income .......................................        --          --    106,324          --           --         --     106,324
Other comprehensive loss, net of tax:
  Unrealized (losses) on securities
  available for sale, net of tax of $(13,095) ....        --          --         --          --      (19,591)        --
  Less reclassification adjustment for gains
  included in net income, net of tax of $(925) ...        --          --         --          --       (1,607)        --
Foreign currency translation adjustment ..........        --          --         --          --          434         --
                                                                                                                          ---------

Other comprehensive loss .........................        --          --         --          --      (20,764)        --     (20,764)
                                                                                                   ---------              ---------

Total comprehensive income .......................        --          --         --          --           --         --      85,560
Cash dividends ...................................        --          --    (60,019)         --           --         --     (60,019)
Effect of stock incentive plan, net ..............        (8)       (151)    (1,522)         --           --      4,067       2,386
Stock dividend ...................................      (128)     (7,164)   (36,057)         --           --     44,207         858
Allocation of employee benefit plan shares .......        --       1,125         --         366           --        370       1,861
Purchase of treasury stock .......................        --          --         --          --           --    (66,955)    (66,955)
                                                   ---------   ---------  ---------   ---------    ---------  ---------   ---------

Balance-December  31, 1999 ....................... $  25,943   $ 325,147  $ 244,605   $    (965)   $ (16,733) $ (24,497)  $ 553,500
                                                   =========   =========  =========   =========    =========  =========   =========

          See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years ended December  31,
                                                                                          -----------------------------------------
                                                                                               1999            1998            1997
                                                                                          ---------       ---------       ---------
                                                                                                        (in  thousands)
Cash flows from operating activities:
 Net income ........................................................................      $ 106,324       $ 101,271       $  90,151
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization .....................................................         12,877          14,897          12,934
 Amortization of compensation costs pursuant to long-term
   stock incentive plan ............................................................          1,091           1,036             898
 Provision for loan losses .........................................................          9,120          12,645          13,130
 Net amortization of premiums and accretion of discounts ...........................          4,187           3,312           1,105
 Net deferred income tax (benefit) expense .........................................           (255)         (2,540)          3,238
 Net gains on securities transactions ..............................................         (2,532)         (1,419)         (2,136)
 Proceeds from sales of loans ......................................................         76,113         181,020          49,972
 Gain on sales of loans ............................................................         (2,491)         (4,863)         (3,634)
 Proceeds from recoveries of previously charged-off loans ..........................          3,490           3,789           2,120
 Net (increase)decrease in accrued interest receivable and other assets ............        (19,960)          4,864           8,754
 Net increase(decrease) in accrued expenses and other liabilities ..................         25,475          (3,334)           (496)
                                                                                          ---------       ---------       ---------
 Net cash provided by operating activities .........................................        213,439         310,678         176,036
                                                                                          ---------       ---------       ---------

Cash flows from investing activities:
 Purchases and originations of mortgage servicing rights ...........................        (20,419)        (12,101)         (3,905)
 Proceeds from sales of investment securities available for sale ...................         28,317         113,597         186,383
 Proceeds from maturing investment securities available for sale ...................        412,335         418,068         236,888
 Purchases of investment securities available for sale .............................       (416,297)       (416,359)       (401,394)
 Purchases of investment securities held to maturity ...............................       (161,986)       (153,486)        (39,402)
 Proceeds from maturing investment securities held to maturity .....................         53,993          71,734          78,549
 Proceeds from sales of trading account securities .................................          1,415              --              --
 Net (increase) decrease in federal funds sold and other short- term
  investments ......................................................................        (14,900)        (63,975)         61,255
 Net increase in loans made to customers ...........................................       (492,856)       (365,798)       (250,239)
 Purchases of premises and equipment, net of sales .................................         (9,577)        (10,698)        (12,753)
                                                                                          ---------       ---------       ---------
 Net cash used in investing activities .............................................       (619,975)       (419,018)       (144,618)
                                                                                          ---------       ---------       ---------

Cash flows from financing activities:
 Net increase(decrease) in deposits ................................................         81,106         118,068        (134,660)
 Net increase(decrease) in short-term borrowings ...................................         71,448            (998)         18,074
 Advances of long-term debt ........................................................        402,000         120,000          92,500
 Repayments of long-term debt ......................................................        (50,068)        (53,063)         (8,559)
 Dividends paid to common shareholders .............................................        (58,126)        (51,189)        (43,696)
 Addition of common shares to treasury .............................................        (66,955)         (6,658)         (4,417)
 Purchase of shares for stock incentive plan .......................................             --              --          (1,450)
 Common stock issued, net of cancellations .........................................          2,771           6,931           1,194
                                                                                          ---------       ---------       ---------
 Net cash provided by (used in) financing activities ...............................        382,176         133,091         (81,014)
                                                                                          ---------       ---------       ---------
 Net (decrease)increase in cash and cash equivalents ...............................        (24,360)         24,751         (49,596)
 Cash and cash equivalents at beginning of year ....................................        185,921         161,170         210,766
                                                                                          ---------       ---------       ---------
 Cash and cash equivalents at end of year ..........................................      $ 161,561       $ 185,921       $ 161,170
                                                                                          =========       =========       =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for interest on deposits and borrowings                        $ 168,146       $ 169,081       $ 173,197
 Cash paid during the year for federal and state income taxes                                55,047          32,516          30,094
 Transfer of securities from held to maturity to available for sale                          42,387           1,592          39,833

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

     Valley National Bancorp ("Valley") is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank ("VNB"), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern New Jersey. VNB also lends through its consumer division and SBA program to borrowers covering territories outside of its branch network and New Jersey. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a subsidiary which owns and services commercial mortgage loans, a title insurance company, an asset management company which is an SEC registered investment advisor and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. The mortgage servicing company services loans for others as well as VNB.

Basis of Presentation

     The consolidated financial statements of Valley include the accounts of its principal commercial bank subsidiary, VNB and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The financial statements of prior years have been restated to include Ramapo Financial Corporation, which was acquired on June 11, 1999, in a transaction accounted for as a pooling of interests. Certain reclassifications have been made in the consolidated financial statements for 1998 and 1997 to conform to the classifications presented for 1999.

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

     Trading securities are recorded at market value. Included in non-interest income are unrealized gains (losses) resulting from market value adjustments.

Loans and Loan Fees

     Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

     Loans held for sale consist of residential mortgage loans and SBA loans, and are carried at the lower of cost or estimated fair market value using the aggregate method.

     Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management's judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is sufficiently collateralized and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it becomes well secured and in the process of collection and all past due amounts have been collected.

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

     Valley originates loans guaranteed by the SBA. The principal amount of these loans is guaranteed between 75 percent and 80 percent, subject to certain dollar limitations. Valley generally sells the guaranteed portions of these loans and retains the unguaranteed portions as well as the rights to service the loans. Gains are recorded on loan sales based on the cash proceeds in excess of the assigned value of the loan, as well as the value assigned to the rights to service the loan.

     Credit card loans primarily represent revolving MasterCard credit card loans. Interest on credit card loans is recognized based on the balances outstanding according to the related card member agreements. Direct origination costs are deferred and amortized over 24 months, the term of the card member agreement, on a straight-line basis. Net direct origination costs include costs associated with credit card originations that are incurred in transactions with independent third parties and certain costs relating to loan origination programs and the preparation and processing of loan documents, net of fees received. Ineligible direct origination costs are expensed as incurred.

     Valley's lending is primarily in northern New Jersey, with the exception of an out-of-state auto lending program.

Allowance for Loan Losses

     The allowance for loan losses ("allowance") is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans which are determined to be a loss, in accordance with established policies, when all efforts of collection have been exhausted.

     The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial
Accounting  Standards  No. 114,  "Accounting  by Creditors  for  Impairment of a
Loan."

     VNB's allocated allowance is calculated by applying loss factors to outstanding loans as well as certain unused commitments. The formula is based on the internal risk grade of loans, pools of loans, or commitments. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB's historical loss experience and may be adjusted for significant circumstances that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     Management determines the unallocated portion of the allowance based on factors that cannot be associated with a specific credit or loan category. These factors include management's evaluation of local and national economic and business conditions, changes in portfolio composition, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for the uncertainty that is inherent in estimates of expected credit losses.

Premises and Equipment, Net

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

Other Real Estate Owned

     Other real estate owned ("OREO"), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses.

     An allowance for OREO has been established to record subsequent declines in estimated net realizable value. Expenses incurred to maintain these properties and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

Intangible Assets

     Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill recorded prior to 1987 is being amortized on a straight-line basis over 25 years. Goodwill recorded in 1999 is being amortized on a straight-line basis over 10 years. Core deposit intangibles are amortized on accelerated methods over the estimated lives of the assets. Goodwill and core deposit intangibles are included in other assets.

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

Stock-Based Compensation

     Valley accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. Valley provides the fair market disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation."

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

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Valley's components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of tax, and foreign currency translation adjustment. Valley provides the required disclosure in the Consolidated Statements of Changes in Shareholders' Equity.

Earnings Per Share

     For Valley, the numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are common stock options outstanding.

     All share and per share amounts have been restated to reflect the 5 percent stock dividend issued May 18, 1999, and all prior stock dividends and splits.

     The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 1999, 1998 and 1997.

                                                                Years ended December  31,
                                                        ---------------------------------------
                                                             1999          1998          1997
                                                        -----------   -----------   -----------
                                                          (in thousands, except for share data)

Net income ..........................................   $   106,324   $   101,271   $    90,151
                                                        ===========   ===========   ===========

Basic weighted-average number of shares outstanding .    60,697,186    61,360,325    61,266,111
Plus: Common stock equivalents ......................       608,487       824,775       546,435
                                                        -----------   -----------   -----------

Diluted weighted-average number of shares outstanding    61,305,673    62,185,100    61,812,546
                                                        ===========   ===========   ===========

Earnings per share:
 Basic ..............................................   $      1.75   $      1.65   $      1.47
 Diluted ............................................          1.73          1.63          1.46

     At December 31, 1999 there were 259 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value.

Treasury Stock

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

Impact of Future Accounting Changes

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. Valley would have had to adopt SFAS No. 133 by January 1, 2000.

However, SFAS No. 137 extended the adoption of SFAS No. 133 to periods beginning after June 15, 2000. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. Valley anticipates that the adoption of SFAS No. 133 will not have a material impact in the financial statements.

ACQUISITIONS (Note 2)

     On June 11, 1999, Valley acquired Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank headquartered in Wayne, New Jersey. At the date of acquisition, Ramapo had total assets of $344.0 million and deposits of $299.5 million, with eight branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 4.0 million shares of Valley common stock. Each share of common stock of Ramapo was exchanged for 0.44625 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Ramapo for all period presented. Separate results of the combining companies for the years ended December 31, 1998 and 1997 are as follows:

                                                               1998       1997
                                                            --------    --------
                                                              (in  thousands)
Net interest income after provision for loan losses:

 Valley ................................................    $217,182    $208,549
 Ramapo ................................................      13,808      12,957
                                                            --------    --------
                                                            $230,990    $221,506
                                                            ========    ========

Net income:
 Valley ................................................    $ 97,348    $ 86,946
 Ramapo ................................................       3,923       3,205
                                                            --------    --------
                                                            $101,271    $ 90,151
                                                            ========    ========

     During the second quarter of 1999, Valley recorded a merger-related charge of $3.0 million related to the acquisition of Ramapo. On an after tax basis, the charge totaled $2.2 million or $0.04 per diluted share. The charge includes only identified direct and incremental costs associated with this acquisition. Items included in the charge include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, two senior executives of Ramapo; real estate expenses related to the closing of a duplicate branch; professional fees which include investment banking, accounting and legal fees; and other expenses which include termination of data processing service contracts and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of the merger-related charge, consisting of real estate dispositions, professional fees, personnel expenses and other expenses, totaled $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively. Of the total merger-related charge $2.6 million, or 89.6 percent was paid through December 31, 1999. The remaining liability represents contracts which will be paid over their remaining terms.

     During the second quarter of 1999, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company for $784 thousand and began to sell both commercial and residential title insurance policies. The transaction was accounted for as a purchase and resulted in goodwill of $728 thousand.

     On July 30, 1999, Valley acquired New Century Asset Management, Inc., a registered investment advisor and NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century will continue its operations as a wholly-owned subsidiary of Valley National Bank. The transaction was accounted for as a purchase and resulted in goodwill of $1.3 million.

     On October 16, 1998, Valley acquired Wayne Bancorp, Inc. ("Wayne"), parent of Wayne Savings Bank, F.S.B., headquartered in Wayne, New Jersey. At the date of acquisition, Wayne had total assets of $272.0 million and deposits of $206.0 million, with six branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 2.4 million shares of Valley common stock. Each share of common stock of Wayne was exchanged for 1.1 shares of Valley common stock. The consolidated financial statements of Valley have been restated to include Wayne for all periods presented.

     During 1998, Valley recorded a merger-related charge of $4.5 million, related to the acquisition of Wayne. On an after tax basis, the charge totaled $3.2 million or $0.05 per diluted share. The charge includes only identified direct and incremental costs associated with this acquisition. Items included in the charge include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, ten senior executives and directors at Wayne; real estate expenses related to the closing of duplicate facilities, professional fees which include investment banking, accounting and legal fees; and other expenses which include termination of data processing service contracts and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of the merger-related charge are for real estate dispositions, professional fees, personnel expenses and other expenses total $1.5 million, $1.4 million, $1.0 million and $600 thousand, respectively. Of the total merger-related charge, $3.8 million or 83.9 percent was paid through December 31, 1999. The remaining liability represents contracts which will be paid over their remaining terms.

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

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

     The amortized cost, fair value and gross unrealized gains and losses of securities held to maturity at December 31, 1999 and 1998 were as follows:

                                                              December  31, 1999
                                                   -------------------------------------------
                                                                Gross       Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                                                     Cost       Gains       Losses     Value
                                                   --------    --------   --------    --------
                                                                (in  thousands)
Obligations of states and political subdivisions   $ 28,729   $    141   $     (4)   $ 28,866
Mortgage-backed securities .....................     46,599        174       (300)     46,473
Other debt securities ..........................    249,936         --    (33,183)    216,753
                                                   --------    --------   --------    --------

 Total debt securities .........................    325,264        315    (33,487)    292,092
FRB & FHLB stock ...............................     26,237         --         --      26,237
                                                   --------    --------   --------    --------

 Total investment securities held to maturity ..   $351,501   $    315   $(33,487)   $318,329
                                                   ========   ========   ========    ========

                                                              December  31, 1998
                                                   -------------------------------------------
                                                                Gross       Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                                                     Cost       Gains       Losses     Value
                                                   --------    --------   --------    --------
                                                                (in  thousands)
U.S. Treasury securities and other government
  agencies and corporations ....................   $ 34,451   $    281   $   (130)   $ 34,602
Obligations of states and political subdivisions     45,550        641        (15)     46,176
Mortgage-backed securities .....................     67,561      1,404        (40)     68,925
Other debt securities ..........................    115,148         86       (805)    114,429
                                                   --------   --------   --------    --------

 Total debt securities .........................    262,710      2,412       (990)    264,132
FRB & FHLB stock ...............................     24,180         --         --      24,180
                                                                         --------    --------

 Total investment securities held to maturity ..   $286,890   $  2,412   $   (990)   $288,312
                                                   ========   ========   ========    ========

     The contractual maturities of investments in debt securities held to maturity at December 31, 1999, are set forth in the following table:

                                                            December  31, 1999
                                                          ----------------------
                                                          Amortized        Fair
                                                           Cost           Value
                                                          --------      --------
                                                              (in  thousands)

Due in one year ......................................     $ 23,380     $ 23,428
Due after one year through five years ................        4,889        4,975
Due after five years through ten years ...............           50           50
Due after ten years ..................................      250,346      217,166
                                                           --------     --------

                                                            278,665      245,619
Mortgage-backed securities ...........................       46,599       46,473
                                                           --------     --------

  Total debt securities ..............................      325,264      292,092
FRB & FHLB stock .....................................       26,237       26,237

  Total investment securities held to maturity .......     $351,501     $318,329
                                                           ========     ========

     Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. FRB and FHLB stock do not have contractual maturities.

     The weighted-average remaining life for mortgage-backed securities held to maturity was 3.0 years at December 31, 1999, and 2.2 years at December 31, 1998.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements and for other purposes required by law approximated $289.2 million and $133.0 million at December 31, 1999 and 1998, respectively.

     In  connection  with  the  Ramapo   acquisition,   Valley   reassessed  the
classification of securities held in the Ramapo investment portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives. In 1998, in connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1997, in connection with the Midland acquisition, Valley reassessed the classification of securities held in the Midland investment portfolio and transferred $39.8 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

     The amortized cost, fair value and gross unrealized gains and losses of securities available for sale at December 31, 1999 and 1998 were as follows:

                                                                  December  31, 1999
                                                               ------------------------
                                                                   Gross
                                                   Amortized    Unrealized   Unrealized
                                                      Cost        Gains       Losses       Fair Value
                                                   ----------   ----------   ----------    ----------
                                                                      (in  thousands)
U.S. Treasury securities and other government
agencies and corporations ......................   $  115,750   $        2   $   (3,102)   $  112,650
Obligations of states and political subdivisions      135,659          505       (2,600)      133,564
Mortgage-backed securities .....................      751,262          227      (21,358)      730,131
                                                   ----------   ----------   ----------    ----------

  Total debt securities ........................    1,002,671          734      (27,060)      976,345
Equity securities ..............................       30,172        1,252       (2,350)       29,074
                                                   ----------   ----------   ----------    ----------
  Total investment securities available for sale   $1,032,843   $    1,986   $  (29,410)   $1,005,419
                                                   ==========   ==========   ==========    ==========


                                                                      December  31, 1998
                                                                      ------------------
                                                                   Gross        Gross
                                                    Amortized   Unrealized   Unrealized
                                                      Cost         Gains       Losses      Fair Value
                                                   ----------   ----------   ----------    ----------
                                                                    (in  thousands)
U.S. Treasury securities and other government
agencies and corporations ......................   $  153,767   $      505   $     (247)   $  154,025
Obligations of states and political subdivisions      116,326        1,980          (11)      118,295
Mortgage-backed securities .....................      718,926        4,242       (3,378)      719,790
                                                   ----------   ----------   ----------    ----------

  Total debt securities ........................      989,019        6,727       (3,636)      992,110
Equity securities ..............................       26,284        4,976         (182)       31,078
                                                   ----------   ----------   ----------    ----------

  Total investment securities available for sale   $1,015,303   $   11,703   $   (3,818)   $1,023,188
                                                   ==========   ==========   ==========    ==========

     The contractual maturities of investments in debt securities available for sale at December 31, 1999, are set forth in the following table:


                                                            December  31, 1999
                                                        ------------------------
                                                         Amortized        Fair
                                                           Cost          Value
                                                        ----------    ----------
                                                           (in  thousands)
Due in one year ....................................    $   39,556    $   39,509
Due after one year through five years ..............       146,661       143,600
Due after five years through ten years .............        29,563        28,363
Due after ten years ................................        35,629        34,742
                                                        ----------    ----------

                                                           251,409       246,214
Mortgage-backed securities .........................       751,262       730,131
                                                        ----------    ----------

  Total debt securities ............................     1,002,671       976,345
Equity securities ..................................        30,172        29,074
                                                        ----------    ----------

  Total investment securities available for sale ...    $1,032,843    $1,005,419
                                                        ==========    ==========

     Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. Equity securities do not have contractual maturities.

     The   weighted-average   remaining  life  for  mortgage-backed   securities
available for sale at December 31, 1999 and 1998 was 5.7 years and 2.3 years, respectively.

     Gross gains (losses) realized on sales, maturities and other securities transactions, related to securities available for sale, and (losses) gains on trading account securities included in earnings for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                    1999       1998       1997
                                                  -------    -------    -------
                                                         (in  thousands)

Sales transactions:
 Gross gains ..................................   $ 2,870    $   724    $ 2,375
 Gross losses .................................      (138)       (21)      (224)
                                                  -------    -------    -------

                                                    2,732        703      2,151
                                                  -------    -------    -------

Maturities and other securities transactions:

 Gross gains ..................................        --        124         10
 Gross losses .................................       (23)        --        (25)
                                                  -------    -------    -------

                                                      (23)       124        (15)
                                                  -------    -------    -------

(Losses)gains on trading account securities ...      (177)       592         --
                                                  -------    -------    -------

 Gains on securities transactions, net ........   $ 2,532    $ 1,419    $ 2,136
                                                  =======    =======    =======

     Cash proceeds from sales transactions were $29.7 million, $113.6 million and $186.4 million for the years ended 1999, 1998 and 1997, respectively. For 1999 cash proceeds include $1.4 million from sales of trading account securities.

LOANS (Note 5)

     The detail of the loan portfolio as of December 31, 1999 and 1998 was as follows:

                                                       1999               1998
                                                   ----------         ----------
                                                          (in  thousands)

Commercial ...............................         $  512,164         $  477,231
                                                   ----------         ----------

  Total commercial loans .................            512,164            477,231
                                                   ----------         ----------

Construction .............................            123,531            112,819
Residential mortgage .....................          1,247,721          1,055,278
Commercial mortgage ......................          1,164,065          1,050,420
                                                   ----------         ----------

  Total mortgage loans ...................          2,535,317          2,218,517
                                                   ----------         ----------

Home equity ..............................            276,261            226,231
Credit card ..............................             92,097            108,180
Automobile ...............................          1,053,457          1,033,938
Other consumer ...........................             85,456             83,552
                                                   ----------         ----------

  Total consumer loans ...................          1,507,271          1,451,901
                                                   ----------         ----------

 Total loans .............................         $4,554,752         $4,147,649
                                                   ==========         ==========

     Included in the table above are loans held for sale in the amount of $12.2 million and $23.5 million at December 31, 1999 and 1998, respectively.

     VNB grants loans in the ordinary course of business to its directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 1999:

                                                                     1999
                                                                   --------
                                                                (in  thousands)

Outstanding at beginning of year ......................            $ 24,904
New loans and advances ................................              11,329
Repayments ............................................             (10,440)
                                                                   --------

Outstanding at end of year ............................            $ 25,793
                                                                   ========

     The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing and non-performing assets at December 31, 1999 and 1998 were as follows:



                                                                1999       1998
                                                              -------    -------
                                                                 (in  thousands)

Loans past due in excess of 90 days and still accruing ...    $11,968    $ 7,418
                                                              =======    =======

Non-accrual loans ........................................    $ 3,482    $ 7,507
Other real estate owned ..................................      2,256      4,261
                                                              -------    -------

  Total non-performing assets ............................    $ 5,738    $11,768
                                                              =======    =======

Troubled debt restructured loans .........................    $ 4,852    $ 6,387
                                                              =======    =======

     The amount of interest income that would have been recorded on non-accrual loans in 1999, 1998 and 1997 had payments remained in accordance with the original contractual terms approximated $619 thousand, $1.4 million and $2.0 million, while the actual amount of interest income recorded on these types of assets in 1999, 1998 and 1997 totalled $1.3 million, $375 thousand and $454 thousand, resulting in (recovered) lost interest income of ($720) thousand, $1.0 million, and $1.6 million, respectively.

     At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans were non-accrual or contractually past due in excess of 90 days and still accruing interest.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totalled $13.4 million and $1.8 million, respectively, at December 31, 1999 and $13.4 million and $4.6 million, respectively, at December 31, 1998. The average balance of impaired loans during 1999 and 1998 was approximately $13.2 million and $15.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 1999 and 1998 was $559 thousand and $1.1 million, respectively.

ALLOWANCE FOR LOAN LOSSES (Note 6)


     Transactions in the allowance for loan losses during 1999, 1998 and 1997 were as follows:

                                                 1999        1998        1997
                                               --------    --------    --------
                                                       (in  thousands)
Balance at beginning of year ...............   $ 54,641    $ 53,170    $ 52,926
Provision charged to operating expense .....      9,120      12,645      13,130
                                               --------    --------    --------

                                                 63,761      65,815      66,056
                                               --------    --------    --------

Less net loan charge-offs:
 Loans charged-off .........................    (12,131)    (14,963)    (15,006)
 Less recoveries on loan charge-offs .......      3,490       3,789       2,120
                                               --------    --------    --------

Net loan charge-offs .......................     (8,641)    (11,174)    (12,886)
                                               --------    --------    --------

Balance at end of year .....................   $ 55,120    $ 54,641    $ 53,170
                                               ========    ========    ========

LOAN SERVICING (Note 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and originated by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $2.2 billion, $1.6 billion and $1.2 billion at December 31, 1999, 1998 and 1997, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

     VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $89.0 million and $78.1 million of SBA loans as of December 31, 1999 and 1998, respectively, for third-party investors.

     The costs associated with acquiring loan servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated net servicing income.

     The following table summarizes the change in loan servicing rights during the years ended December 31, 1999, 1998 and 1997:

                                                       1999        1998        1997
                                                    --------    --------    --------
                                                             (in  thousands)
Balance at beginning of year ....................   $ 20,765    $ 13,514    $ 12,270
Purchase and origination of loan servicing rights     20,419      11,986       3,905
Amortization expense ............................     (4,375)     (4,735)     (2,661)
                                                    --------    --------    --------

Balance at end of year ..........................   $ 36,809    $ 20,765    $ 13,514
                                                    ========    ========    ========

     Amortization expense is included in amortization of intangible assets. The table above includes $9.6 million of servicing rights purchased at the end of 1999.

PREMISES AND EQUIPMENT, NET (Note 8)

     At December 31, 1999 and 1998, premises and equipment, net consisted of:

                                                           1999          1998
                                                        ---------     ---------
                                                             (in  thousands)
Land ...............................................    $  19,531     $  18,583
Buildings ..........................................       56,147        54,273
Leasehold improvements .............................       16,639        14,871
Furniture and equipment ............................       72,770        66,714
                                                        ---------     ---------

                                                          165,087       154,441
Less: Accumulated depreciation and amortization ....      (80,297)      (71,633)
                                                        ---------     ---------

Premises and equipment, net ........................    $  84,790     $  82,808
                                                        =========     =========


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Depreciation and amortization included in non-interest expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $7.6 million, $9.0 million and $9.5 million, respectively.

OTHER ASSETS (Note 9)

     At December 31, 1999 and 1998, other assets consisted of the following:



                                                         1999              1998
                                                       -------           -------
                                                            (in  thousands)
Loan servicing rights ......................           $36,809           $20,765
Goodwill ...................................             4,393             2,673
Core deposit intangible ....................             1,142             1,711
Other real estate owned ....................             2,256             4,261
Deferred tax asset .........................            31,757            17,482
Other ......................................            22,630            18,373
                                                       -------           -------

Total other assets .........................           $98,987           $65,265
                                                       =======           =======

DEPOSITS (Note 10)

     Included in time deposits at December 31, 1999 and 1998 are certificates of deposit over $100 thousand of $647.3 million and $419.4 million, respectively.

     Interest expense on time deposits of $100 thousand or more totalled approximately $27.9 million, $20.2 million and $27.2 million in 1999, 1998 and 1997, respectively.

     The scheduled maturities of time deposits as of December 31, 1999 are as follows:

                                                            (in  thousands)

2000 ............................................             $1,628,209
2001 ............................................                314,370
2002 ............................................                 86,353
2003 ............................................                 30,074
2004 ............................................                  9,255
Thereafter ......................................                 33,448
                                                              ----------
                                                              $2,101,709
                                                              ==========

BORROWED FUNDS (Note 11)

     Short-term borrowings at December 31, 1999 and 1998 consisted of the following:

                                                              1999         1998
                                                           --------     --------
                                                              (in  thousands)

Federal funds purchased ..............................     $  9,990     $     --
Securities sold under agreements to repurchase .......       59,436       34,950
Treasury tax and loan ................................       40,000        9,990
Bankers acceptances ..................................       19,639       12,677
                                                           --------     --------

  Total short-term borrowings ........................     $129,065     $ 57,617
                                                           ========     ========

     At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                             1999         1998
                                                           --------     --------
                                                              (in  thousands)
FHLB advances ........................................     $464,500     $212,500
Securities sold under agreements to repurchase .......      100,000           --
Other ................................................          381          449
                                                           --------     --------

  Total long-term debt ...............................     $564,881     $212,949
                                                           ========     ========

     The Federal Home Loan Bank (FHLB) advances had a weighted average interest rate of 5.93 percent at December 31, 1999 and 5.89 percent at December 31, 1998. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                        (in  thousands)
2000 ............................................           $103,000
2001 ............................................             27,000
2002 ............................................             17,000
2003 ............................................             82,000
2004 ............................................            102,000
Thereafter ......................................            133,500
                                                            --------
                                                            $464,500
                                                            ========

     Interest expense of $21.7 million, $8.8 million and $5.4 million was recorded on FHLB advances during the years ended December 31, 1999, 1998 and 1997, respectively.

     The securities sold under agreements to repurchase included in long-term debt had a weighted average interest rate of 6.22 percent at December 31, 1999 and are scheduled for repayment in 2002. Interest expense of $942 thousand was recorded on this debt during the year ended December 31, 1999.

     At December 31, 1999, Valley maintained a floating rate revolving line of credit in the amount of $25 million, none of which was drawn. This line is available for general corporate purposes and expires June 15, 2000. Borrowings under this facility are collateralized by mortgage-backed securities of no less than 120 percent of the loan balance.

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

     The following table sets forth change in projected benefit obligation, change in fair value of plan assets, funded status and amounts recognized in Valley's financial statements for the pension plans at December 31, 1999 and 1998:

                                                            1999         1998
                                                          --------     --------
                                                             (in  thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year ....    $ 19,973     $ 18,236
 Service cost ........................................       1,590        1,346
 Interest cost .......................................       1,353        1,212
 Actuarial (gain) loss ...............................      (2,626)         145
 Benefits paid .......................................      (1,083)        (966)
                                                          --------     --------
Projected benefit obligation at end of year ..........    $ 19,207     $ 19,973
                                                          ========     ========

Change in fair value of plan assets
Fair value of plan assets at beginning of year .......    $ 23,430     $ 21,638
 Actual return on plan assets ........................       1,504        2,758
 Employer contributions ..............................         468           --
 Benefits paid .......................................      (1,083)        (966)
                                                          --------     --------
Fair value of plan assets at end of year .............    $ 24,319     $ 23,430
                                                          ========     ========

Funded status ........................................    $  5,112     $  3,457
Unrecognized net asset ...............................        (308)        (365)
Unrecognized prior service cost ......................         262          367
Unrecognized net actuarial gain ......................      (9,158)      (7,677)
Intangible asset .....................................          --          (79)
                                                          --------     --------
Accrued benefit cost .................................    $ (4,092)    $ (4,297)
                                                          ========     ========

     Net periodic pension expense for 1999, 1998 and 1997 included the following components:

                                                1999         1998         1997
                                              -------      -------      -------
                                                        (in  thousands)

Service cost ............................     $ 1,590      $ 1,346      $ 1,095
Interest cost ...........................       1,353        1,212        1,191
Expected return on plan assets ..........      (1,982)      (1,673)      (1,320)
Net amortization and deferral ...........         (12)         (56)          71
Recognized prior service cost ...........          38          105          118
Recognized net gains ....................        (631)        (191)         (33)
                                              -------      -------      -------
Total net periodic pension expense ......     $   356      $   743      $ 1,122
                                              =======      =======      =======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.75 percent and 4.50 percent, respectively, for 1999 and 6.75 percent and 5.00 percent for 1998. The expected long-term rate of return on assets was 9.50 percent for 1999 and 9.00 percent for 1998 and the weighted average discount rate used in computing pension cost was 6.75 percent and 7.00 percent for 1999 and 1998, respectively. The pension plan held 52,333 shares of Valley National Bancorp stock at both December 31, 1999 and 1998.

Bonus Plan

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees' compensation and determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 1999, 1998 and 1997 were $3.1 million, $2.6 million and $2.2 million, respectively.

Savings Plan

     Effective May 1, 1999, VNB's 401(k) Plan was amended to merge the Employee Stock Ownership Plan ("ESOP") from the acquisition of Wayne into the VNB 401(k) Plan, creating a KSOP (a 401(k) plan with an employee stock ownership feature). This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute 1 percent to 15 percent of their salary, with VNB matching a certain percentage of the employee contribution. Beginning in May 1999, the VNB match is in shares of Valley stock. In 1999, VNB matched employee contributions with 29,260 shares, of which 15,292 shares were allocated from the former Wayne ESOP Plan and 13,968 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, for 1999, 1998 and 1997 amounting to $944 thousand, $746 thousand and $887 thousand, respectively. At December 31, 1999 the KSOP had 112,488 unallocated shares.

     In 1999,  1998 and 1997,  32,117  shares,  25,428 shares and 20,856 shares, respectively, were allocated to participants of the former Wayne ESOP Plan. ESOP expense for 1999, 1998 and 1997 was $865 thousand, $607 thousand and $357 thousand, respectively.

Stock Option Plan

     At December 31, 1999, Valley had a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        1999             1998             1997
                                    -----------      -----------      -----------
                                         (in  thousands except for share data)
Net income
 As Reported .................      $   106,324      $   101,271      $    90,151
 Pro forma ...................          105,279          100,246           89,383
Earnings per share
 As Reported:

  Basic ......................      $      1.75      $      1.65      $      1.47
  Diluted ....................             1.73             1.63             1.46
 Pro forma:
  Basic ......................      $      1.73      $      1.63      $      1.46
  Diluted ....................             1.72             1.61             1.45

     Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 2.6 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equal 100 percent of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland and assumed by Valley have no vesting period and a maximum term of fifteen years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 3.71 percent for 1999 and 3.50 percent for 1998 and 1997; weighted-average risk-free interest rate of 6.44 percent for 1999, 5.00 percent for 1998 and 5.75 percent for 1997; and expected volatility of 21.8 percent for 1999, 18.5 percent for 1998 and 23.9 percent for 1997. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years.

     A summary of the status of qualified and non-qualified stock options as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                             1999                        1998                        1997
                                  -------------------------  ------------------------   ---------------------------
                                                   Weighted-                 Weighted-                    Weighted-
                                                    Average                   Average                      Average
                                                   Exercise                  Exercise                     Exercise
Stock Options                       Shares          Price       Shares        Price        Shares           Price
-------------------------------   ----------       --------  ----------      --------   ----------       -----------
Outstanding at beginning of
   year .......................    2,021,597           $15    1,910,513           $14    1,541,421           $11
Granted .......................      252,264            27      264,323            26      611,848            19
Exercised .....................     (448,599)           10     (131,755)           12     (219,687)           10
Forfeited .....................      (20,475)           24      (21,484)           21      (23,069)           17
                                  ----------                 ----------                 ----------

Outstanding at end of year ....    1,804,787            18    2,021,597            15    1,910,513            14
                                  ==========                 ==========                 ==========

Options exercisable at year-end      988,304            14    1,105,217            12      918,115            11
                                  ==========                 ==========                 ==========

Weighted-average fair value of
   options granted during the
   year .......................        $6.40                      $5.34                      $5.24

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                    Options Outstanding                                Options Exercisable
                                    --------------------------------------------------------     --------------------------------
                                                         Weighted-
                                                         Average
                                                         Remaining              Weighted-                           Weighted-
                                      Number            Contractual              Average           Number            Average
Range of Exercise Prices            Outstanding             Life              Exercise Price     Exercisable      Exercise Price
------------------------            -----------         -----------           --------------     -----------      --------------
$ 4-12 ....................              348,222            9.7 years               $7              348,222             $7
 12-19 ....................              701,927            5.8                     16              487,902             16
 19-24 ....................              225,836            7.8                     23               86,742             23
 24-29 ....................              528,802            9.2                     26               65,438             26
                                       ---------                                                    -------

  4-29 ....................            1,804,787            7.8                     18              988,304             14
                                       =========                                                    =======

     During 1998 and 1997, stock appreciation rights granted in tandem with stock options were 10,894 and 11,439, respectively. There were 48,151, 48,151 and 37,257 stock appreciation rights outstanding as of December 31, 1999, 1998 and 1997, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 1999, 1998 and 1997.

Restricted Stock Awards                       1999          1998          1997
--------------------------------------      --------      --------      --------
Outstanding at beginning of year .....      207,578       203,342       109,145
Granted ..............................       58,477        58,299       133,965
Vested ...............................      (55,788)      (51,977)      (33,180)
Forfeited ............................       (3,185)       (2,086)       (6,588)
                                           --------      --------      --------

Outstanding at end of year ...........      207,082       207,578       203,342
                                           ========      ========      ========

     The amount of compensation costs related to restricted stock awards included in salary expense in 1999, 1998 and 1997 amounted to $1.1 million, $1.0 million and $717 thousand, respectively.

INCOME TAXES (Note 13)


     Income tax expense (benefit) included in the financial statements consisted of the following:

                                            1999           1998           1997
                                          --------       --------       --------
                                                     (in  thousands)
Income tax from operations:
 Current:
 Federal ...........................      $ 50,434       $ 29,520       $ 32,292
  State ............................         2,041          3,400          1,773
                                          --------       --------       --------

                                            52,475         32,920         34,065
 Deferred:

 Federal and State .................          (255)        (2,540)         3,238
                                          --------       --------       --------

  Total income tax expense .........      $ 52,220       $ 30,380       $ 37,303
                                          ========       ========       ========

     The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                             1999          1998
                                                           -------       -------
                                                              (in  thousands)
Deferred tax assets:
Allowance for loan losses ..........................       $22,270       $21,970
 Investment securities available for sale ..........        11,017            --
 State privilege year taxes ........................           277           472
 Non-accrual loan interest .........................           317           506
 Other .............................................         7,054         6,099
                                                           -------       -------

  Total deferred tax assets ........................        40,935        29,047
                                                           -------       -------

Deferred tax liabilities:
Tax over book depreciation .........................         2,969         3,102
 Purchase accounting adjustments ...................           443           496
 Unearned discount on investments ..................           428           502
 Investment securities available for sale ..........            --         3,003
 Other .............................................         5,338         4,462
                                                           -------       -------

  Total deferred tax liabilities ...................         9,178        11,565
                                                           -------       -------

  Net deferred tax assets ..........................       $31,757       $17,482
                                                           =======       =======

     A reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                 1999        1998        1997
                                               --------    --------    --------
                                                      (in  thousands)
Tax at statutory federal income tax rate ....  $ 55,490    $ 46,078    $ 44,609
Increases (decreases) resulted from:
Tax-exempt interest, net of interest
   incurred to carry tax-exempts ............    (2,693)     (2,903)     (3,707)
 State income tax, net of federal tax benefit     1,985       1,916       1,729
 Realignment of corporate entities ..........    (2,615)    (15,406)     (6,215)
 Other, net .................................        53         695         887
                                               --------    --------    --------

Income tax expense ..........................  $ 52,220    $ 30,380    $ 37,303
                                               --------    --------    --------

COMMITMENTS AND CONTINGENCIES (Note 14)

Lease Commitments

     Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2047. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                             (in  thousands)
2000 ..............................................              $ 5,418
2001 ..............................................                5,080
2002 ..............................................                4,592
2003 ..............................................                4,319
2004 ..............................................                3,695
Thereafter ........................................               14,013
                                                                 -------
Total lease commitments ...........................              $37,117
                                                                 =======

     Net occupancy expense for 1999, 1998 and 1997 included approximately $2.3 million, $3.2 million and $2.7 million, respectively, of rental expenses for leased bank facilities.

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

     The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1999 and 1998:

                                                               1999       1998
                                                           ---------- ----------
                                                               (in  thousands)
Standby and commercial letters of credit ...............   $   85,430 $   66,168
Commitments under unused lines of credit-credit card ...      867,230    808,760
Commitments under unused lines of credit-other .........      549,405    501,931
Outstanding loan commitments ...........................      460,607    351,350
                                                           ---------- ----------

 Total financial instruments with off-balance sheet risk   $1,962,672 $1,728,209
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

     At December 31, 1999, VNB had commitments to sell residential mortgage loans and SBA loans totaling $3.9 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 1999, Valley exceeded all capital adequacy requirements to which it was subject.

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

     Valley's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following table:

                                                                                                           To Be Well Capitalized
                                                                                                                Under Prompt
                                                                                Minimum Capital              Corrective Action
                                                       Actual                     Requirements                   Provisions
                                              ----------------------         ---------------------         ---------------------
                                                Amount         Ratio          Amount         Ratio          Amount         Ratio
                                              --------         -----         --------        -----         --------        -----
                                                                                  (in  thousands)
As of December  31, 1999
Total Risk-based Capital ...............      $620,514         12.7%         $389,421         8.0%         $486,776         10.0%
 Tier I Risk-based Capital .............       565,394         11.6           194,710         4.0           292,065          6.0
 Tier I Leverage Capital ...............       565,394          9.1           248,126         4.0           310,158          5.0
As of December  31, 1998

Total Risk-based Capital ...............       632,278         14.6           346,297         8.0           432,872         10.0
 Tier I Risk-based Capital .............       579,627         13.4           173,170         4.0           259,755          6.0
 Tier I Leverage Capital ...............       579,627         10.1           229,162         4.0           286,452          5.0

Dividend Restrictions

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2000 to Valley without prior approval of the OCC of up to $13.3 million plus an amount equal to VNB's net profits for 2000 to the date of such dividend declaration.

Shares of Common Stock

     The following table summarizes the share transactions for the three years ended December 31, 1999:

                                                                      Shares in
                                                 Shares Issued        Treasury
                                                 -------------      -----------
Balance, December  31, 1996 ................       56,484,867          (343,461)
Stock dividend (5  percent) ................        2,511,465                --
Effect of stock incentive plan, net ........          (30,132)          226,695
Purchase of treasury stock .................               --          (239,316)
                                                  -----------       -----------

Balance, December  31, 1997 ................       58,966,200          (356,082)
Effect of stock incentive plan, net ........          (14,607)          152,472
Purchase of treasury stock .................               --          (220,125)
Issuance of stock from treasury ............               --           187,000
                                                  -----------       -----------

Balance, December  31, 1998 ................       58,951,593          (236,735)
Stock dividend (5  percent) ................        1,236,450         1,537,876
Effect of stock incentive plan, net ........          432,997           168,366
Purchase of treasury stock .................               --        (2,397,257)
                                                  -----------       -----------

Balance, December  31, 1999 ................       60,621,040          (927,750)
                                                  ===========       ===========

Treasury Stock

     On December 14, 1999 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the company's outstanding common stock. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

     On June 10, 1999 Valley's Board of Directors rescinded the stock repurchase program it had announced on April 28, 1999 after 1.6 million shares of Valley common stock had been repurchased. Approximately 1.5 million treasury shares were issued in conjunction with the 5 percent dividend issued May 18, 1999. Rescinding the remaining authorization was undertaken in connection with Valley's acquisition of Ramapo.

     On May 26, 1998 Valley's Board of Directors rescinded its previously announced stock repurchase program after 220,125 shares of Valley common stock had been repurchased. Rescinding the remaining authorization was undertaken in connection with Valley's acquisition of Wayne.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 16)

                                                Quarters ended 1999
                              -----------------------------------------------------
                               March  31      June  30      Sept 30       Dec 31
                              -----------   -----------   -----------   -----------
                                    (in  thousands, except for share data)
Interest income ...........   $   103,145   $   105,794   $   107,906   $   110,690
Interest expense ..........        39,561        41,537        42,434        45,645
Net interest income .......        63,584        64,257        65,472        65,045
Provision for loan losses .         2,000         1,775         2,320         3,025
Non-interest income .......        12,723        11,799        11,331        11,399
Non-interest expense ......        32,265        35,236        33,923        36,522
Income before income taxes         42,042        39,045        40,560        36,897
Income tax expense ........        15,553        13,648        13,281         9,738
Net income ................        26,489        25,397        27,279        27,159
Earnings per share:
 Basic ....................          0.43          0.42          0.45          0.45
 Diluted ..................          0.43          0.41          0.45          0.45
Cash dividends per share ..          0.24          0.26          0.26          0.26
Average shares outstanding:
 Basic ....................    61,486,501    60,885,740    60,229,700    60,206,005
 Diluted ..................    62,266,050    61,558,760    60,864,460    60,796,087

                                               Quarters ended 1998
                              -----------------------------------------------------
                               March 31       June 30       Sept 30       Dec 31
                              -----------   -----------   -----------   -----------
                                       (in  thousands, except for share data)
Interest income ...........   $   102,413   $   102,828   $   103,671   $   102,381
Interest expense ..........        42,193        42,043        42,219        41,203
Net interest income .......        60,220        60,785        61,452        61,178
Provision for loan losses .         2,645         3,460         3,145         3,395
Non-interest income .......        10,974        11,619        11,365        11,416
Non-interest expense ......        33,711        33,761        36,199        41,042
Income before income taxes         34,838        35,183        33,473        28,157
Income tax expense ........        10,359         9,313         7,577         3,131
Net income ................        24,479        25,870        25,896        25,026
Earnings per share:
 Basic ....................          0.40          0.42          0.42          0.41
 Diluted ..................          0.39          0.42          0.42          0.40
Cash dividends per share ..          0.21          0.24          0.24          0.24
Average shares outstanding:
 Basic ....................    61,400,145    61,341,156    61,353,791    61,346,306
 Diluted ..................    62,239,892    62,218,153    62,179,568    62,102,890

PARENT COMPANY INFORMATION (Note 17)
Condensed Statements of Income

                                                                        Years ended December  31,
                                                                    ----------------------------------
                                                                       1999        1998        1997
                                                                    ---------    ---------   ---------
                                                                             (in  thousands)
Income
Dividends from subsidiary .......................................   $ 120,326    $  89,320   $  50,471
 Income from subsidiary .........................................       1,313        1,291         854
 Gains on securities transactions, net ..........................       2,591          743       1,849
 Other interest and dividends ...................................       2,741          683       1,475
                                                                    ---------    ---------   ---------
                                                                      126,971       92,037      54,649
Expenses ........................................................       3,271        3,976       3,135
                                                                    ---------    ---------   ---------
Income before income taxes and equity in undistributed earnings
 of subsidiary ..................................................     123,700       88,061      51,514
Income tax expense ..............................................       1,580          118         201
                                                                    ---------    ---------   ---------
Income before equity in undistributed earnings of subsidiary ....     122,120       87,943      51,313
Equity in undistributed earnings of subsidiary (excess dividends)     (15,796)      13,328      38,838
                                                                    ---------    ---------   ---------
Net income ......................................................   $ 106,324    $ 101,271   $  90,151
                                                                    =========    =========   =========

Condensed Statements of Financial Condition

                                                               December  31,
                                                          ----------------------
                                                              1999      1998
                                                          ---------    ---------
                                                              (in  thousands)
Assets
Cash ..................................................   $   3,242    $   1,359
 Interest bearing deposits with banks .................      36,127       21,682
 Investment securities available for sale .............      55,909       71,174
 Trading account securities ...........................          --        1,592
 Investment in subsidiary .............................     474,462      505,110
 Loan to subsidiary bank employee benefit plan ........       1,071        1,250
 Other assets .........................................       4,195        4,930
                                                          ---------    ---------
  Total assets ........................................   $ 575,006    $ 607,097
                                                          =========    =========

Liabilities

Dividends payable to shareholders .....................   $  15,724    $  13,831
 Other liabilities ....................................       5,782        3,457
                                                          ---------    ---------
  Total liabilities ...................................      21,506       17,288
                                                          ---------    ---------

Shareholders' Equity

Common stock ..........................................      25,943       26,079
 Surplus ..............................................     325,147      331,337
 Retained earnings ....................................     244,605      235,879
 Unallocated common stock held by employee benefit plan        (965)      (1,331)
 Accumulated other comprehensive (loss) income ........     (16,733)       4,031
                                                          ---------    ---------
                                                            577,997      595,995
 Treasury stock, at cost ..............................     (24,497)      (6,186)
                                                          ---------    ---------
  Total shareholders' equity ..........................     553,500      589,809
                                                          ---------    ---------
  Total liabilities and shareholders' equity ..........   $ 575,006    $ 607,097
                                                          =========    =========

Condensed Statements of Cash Flows

                                                                        Years ended December  31,
                                                                      1999         1998        1997
                                                                   ---------    ---------    ---------
                                                                             (in  thousands)
Cash flows from operating activities:
 Net income ....................................................   $ 106,324    $ 101,271    $  90,151
 Adjustments to reconcile net income to net cash provided by operating activities:
 Excess dividends (equity in undistributed earnings) of
  subsidiary ...................................................      15,796      (13,328)     (38,838)
 Depreciation and amortization .................................         365          479          618
 Amortization of compensation costs pursuant to long-term
   stock incentive plan ........................................       1,091        1,036          898
 Net accretion of discounts ....................................         (49)        (360)        (838)
 Net gains on securities transactions ..........................      (2,591)        (743)      (1,849)
 Net decrease(increase) in other assets ........................         317         (342)         490
 Net increase(decrease) in other liabilities ...................       4,576       (1,250)      (1,155)
                                                                   ---------    ---------    ---------
 Net cash provided by operating activities .....................     125,829       86,763       49,477
                                                                   ---------    ---------    ---------

Cash flows from investing activities:

 Proceeds from sales of investment securities available for sale       8,735       16,918        6,050
 Proceeds from maturing investment securities available for sale      81,146       15,000           --
 Purchases of investment securities available for sale .........     (78,666)     (71,809)     (22,264)
 Proceeds from sales of trading account securities .............       1,415           --           --
 Net (increase)decrease in short-term investments ..............     (14,445)       1,422        6,865
 Decrease in advance to subsidiary .............................          --        3,409        5,204
 Payment of employee benefit plan loan .........................         179          178          181
 Purchases of premises and equipment ...........................          --         (141)          --
                                                                   ---------    ---------    ---------
 Net cash used in investing activities .........................      (1,636)     (35,023)      (3,964)
                                                                   ---------    ---------    ---------

Cash flows from financing activities:

 Purchases of common shares added to treasury ..................     (66,955)      (6,658)      (4,417)
 Dividends paid to common shareholders .........................     (58,126)     (51,189)     (43,696)
 Common stock issued, net of cancellations .....................       2,771        6,931        1,194
                                                                   ---------    ---------    ---------
 Net cash used in financing activities .........................    (122,310)     (50,916)     (46,919)
                                                                   ---------    ---------    ---------

 Net increase (decrease) in cash and cash equivalents ..........       1,883          824       (1,406)
 Cash and cash equivalents at beginning of year ................       1,359          535        1,941
                                                                   ---------    ---------    ---------
 Cash and cash equivalents at end of year ......................   $   3,242    $   1,359    $     535
                                                                   =========    =========    =========

Fair Values of Financial Instruments (Note 18)

     Limitations: The fair value estimates made at December 31, 1999 and 1998 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation and trust and investment department) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments and mortgage servicing rights:

     Cash and short-term investments: For such short-term investments, the carrying amount is considered to be a reasonable estimate of fair value.

     Investment securities held to maturity, investment securities available for sale, and trading account securities: Fair values are based on quoted market prices.

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

     Long-term debt: The fair value is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 1999 and 1998:

                                                      1999                      1998
                                            -----------------------   -----------------------
                                             Carrying       Fair       Carrying        Fair
                                               Amount      Value        Amount        Value
                                            ----------   ----------   ----------   ----------
                                                             (in  thousands)
Financial assets:
 Cash and due from banks ................   $  161,561   $  161,561   $  185,921   $  185,921
 Federal funds sold .....................      123,000      123,000      108,100      108,100
 Investment securities held to maturity .      351,501      318,329      286,890      288,312
 Investment securities available for sale    1,005,419    1,005,419    1,023,188    1,023,188
 Trading account securities .............           --           --        1,592        1,592
 Net loans ..............................    4,499,632    4,442,927    4,093,008    4,135,216
Financial liabilities:
 Deposits with no stated maturity .......    2,949,546    2,949,546    2,961,417    2,961,417
 Deposits with stated maturities ........    2,101,709    2,102,149    2,008,732    2,019,371
 Short-term borrowings ..................      129,065      129,065       57,617       57,617
 Long-term debt .........................      564,881      548,043      212,949      214,958

     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 1999 and 1998 is not material.

Business Segments (Note 19)

     VNB has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     Consumer lending delivers loan and banking products and services mainly to individuals and small businesses through its branches, ATM machines, PC banking and sales, service and collection force within each lending department. The products and services include residential mortgages, home equity loans, automobile loans, credit card loans, trust and investment services and mortgage servicing for investors. Automobile lending is generally available throughout New Jersey, but is also currently available in eleven states and Canada as part of a referral program with a major insurance company.

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

     The investment function handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB's funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

     The corporate and other adjustments segment represents assets and income and expense items not directly attributable to a specific segment.

     The following table represents the financial data for the four business segments for the years ended 1999, 1998 and 1997.

                                                                                Year ended December  31, 1999
                                                                                                        Corporate
                                                              Consumer     Commercial    Investment     and Other
                                                              Lending       Lending      Management    Adjustments      Total
                                                             ----------    ----------    ----------    ----------    ----------
                                                                                      (in  thousands)
Average interest-earning assets ..........................   $2,696,100    $1,696,582    $1,404,105           $--    $5,796,787
                                                             ==========    ==========    ==========    ==========    ==========

Interest income ..........................................   $  199,484    $  142,725    $   88,316    $   (2,990)   $  427,535
Interest expense .........................................       78,685        49,514        40,978            --       169,177
                                                             ----------    ----------    ----------    ----------    ----------

Net interest income (loss) ...............................      120,799        93,211        47,338        (2,990)      258,358
Provision for loan losses ................................        7,826         1,294            --            --         9,120
                                                             ----------    ----------    ----------    ----------    ----------

Net interest income (loss) after provision for loan losses      112,973        91,917        47,338        (2,990)      249,238
Non-interest income ......................................       13,992         4,751            28        28,481        47,252
Non-interest expense .....................................       27,019         9,679           113       101,135       137,946
Internal expense transfer ................................       31,360        22,300        18,176       (71,836)           --
                                                             ----------    ----------    ----------    ----------    ----------

Income (loss) before income taxes ........................   $   68,586    $   64,689    $   29,077    $   (3,808)   $  158,544
                                                             ==========    ==========    ==========    ==========    ==========

Return on average interest-bearing assets (pre-tax) ......         2.54%         3.81%         2.07%           --          2.74%

                                                                                 Year ended December  31, 1998
                                                                                                        Corporate
                                                              Consumer     Commercial    Investment     and Other
                                                              Lending       Lending      Management    Adjustments      Total
                                                             ----------    ----------    ----------    ----------    ----------
                                                                                     (in  thousands)
Average interest-earning assets ..........................   $2,443,388    $1,573,351    $1,369,640    $    8,034    $5,394,413
                                                             ==========    ==========    ==========    ==========    ==========

Interest income ..........................................   $  192,830    $  134,899    $   89,761    $   (6,197)   $  411,293
Interest expense .........................................       75,940        48,900        42,568           250       167,658
                                                             ----------    ----------    ----------    ----------    ----------

Net interest income (loss) ...............................      116,890        85,999        47,193        (6,447)      243,635
Provision for loan losses ................................       10,586         1,939            --           120        12,645
                                                             ----------    ----------    ----------    ----------    ----------
Net interest income (loss) after
 provision for loan losses ...............................      106,304        84,060        47,193        (6,567)      230,990
Non-interest income ......................................       16,310         6,040            20        23,004        45,374
Non-interest expense .....................................       29,973         9,208           111       105,421       144,713
Internal expense transfer ................................       34,650        23,424        20,820       (78,894)           --
                                                             ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ........................   $   57,991    $   57,468    $   26,282    $  (10,090)   $  131,651
                                                             ==========    ==========    ==========    ==========    ==========
Return on average interest-bearing
 assets (pre-tax) ........................................         2.37%         3.65%         1.92%           --          2.44%


                                                                                                        Corporate
                                                              Consumer     Commercial    Investment     and Other
                                                              Lending       Lending      Management    Adjustments      Total
                                                             ----------    ----------    ----------    ----------    ----------
                                                                                     (in  thousands)
Average interest-earning assets ..........................   $2,321,381    $1,478,624    $1,496,088    $   29,718    $5,325,811
                                                             ==========    ==========    ==========    ==========    ==========
Interest income ..........................................   $  185,396    $  129,636    $   98,994    $   (7,208)   $  406,818
Interest expense .........................................       75,050        47,804        48,368           960       172,182
                                                             ----------    ----------    ----------    ----------    ----------
Net interest income (loss) ...............................      110,346        81,832        50,626        (8,168)      234,636

Provision for loan losses ................................       11,162         1,693            --           275        13,130
                                                             ----------    ----------    ----------    ----------    ----------

Net interest income (loss) after provision for loan losses       99,184        80,139        50,626        (8,443)      221,506

Non-interest income ......................................       19,737         6,092            --        19,365        45,194
Non-interest expense .....................................       39,588         8,248            --        91,410       139,246
Internal expense transfer ................................       24,900        20,805        19,122       (64,827)           --
                                                             ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes ........................   $   54,433    $   57,178    $   31,504    $  (15,661)   $  127,454
                                                             ==========    ==========    ==========    ==========    ==========

Return on average interest-bearing assets (pre-tax) ......         2.34%         3.87%         2.11%           --          2.39%

                          INDEPENDENT AUDITORS' REPORT
KPMG


KPMG LLP
Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

The Board of Directors and Shareholders
Valley National Bancorp:

     We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP

January  19, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information which will be set forth under the caption "Director Information" in the 2000 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11. Executive Compensation

     The information which will be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information which will be set forth under the captions "Certain Transactions with Management" and "Human Resource and Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement is incorporated herein by reference.

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

(b)  Reports on Form 8-K:

     On January 3, 2000 to report the authorization by the Board of Directors to purchase up to 3,000,000 shares of outstanding common stock to be used for employee benefit programs, stock dividends and other corporate purposes.

(c)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)  Articles of Incorporation and By-laws:

     A. Restated Certificate of Incorporation of the Registrant as in effect on May 11, 1999 is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     B. By-laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

(10) Material Contracts:

     A. Restated and amended "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Peter John Southway, Robert Meyer, and Peter Crocitto is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

     B. "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Robert Farrell, Richard Garber and Robert Mulligan.

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

     E. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 19, 1999.

     F. "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin and Peter Southway are incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

     G. "Stock Option Agreement" dated April 1, 1992 between Valley and Michael Guilfoile.

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

     L. "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Alan D. Eskow and Robert J. Farnon are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

     M. "Change in Control Agreement" dated January 3, 2000 between Valley, VNB and Albert L. Engel.

(21) List of Subsidiaries:

(a)  Subsidiary of Valley:

                                                                                         Percentage of Voting Securities
                     Name                       Jurisdiction of Incorporation                Owned by the Parent
                  ---------                    --------------------------------         --------------------------------
Valley National Bank (VNB)                               United States                                100%

(b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.                              New Jersey                                   100%
BNV Realty Incorporated (BNV)                            New Jersey                                   100%
VNB Financial Advisors, Inc.                             New Jersey                                   100%
VNB Loan Services, Inc.                                    New York                                   100%
VNB RSI, Inc.                                            New Jersey                                   100%
Wayne Ventures, Inc.                                     New Jersey                                   100%
Wayne Title, Inc.                                        New Jersey                                   100%
VNB International Services, Inc. (ISI)                   New Jersey                                   100%
New Century Asset Management, Inc.                       New Jersey                                   100%
Valley CMC, Inc. (CMC)                                   New Jersey                                   100%

(c) Subsidiary of ISI:
VNB Financial Services, Inc.                                 Canada                                   100%

(d) Subsidiaries of BNV
SAR I, Inc.                                              New Jersey                                   100%
SAR II, Inc.                                             New Jersey                                   100%

(e) Subsidiary of CMC:
VN Investments, Inc.                                     New Jersey                                   100%

(23) Consents of Experts and Counsel

Consent of KPMG LLP

(24) Power of Attorney of Certain Directors and Officers of Valley

(27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VALLEY NATIONAL BANCORP


                                      By:       /s/ GERALD H. LIPKIN
                                      -----------------------------------------
                                       Gerald H. Lipkin, Chairman of the Board,
                                        President and Chief Executive Officer

Dated: February 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                  Title                                      Date
          ---------                  -----                                      ----
     /s/ GERALD H. LIPKIN            Chairman of the Board, President and
-------------------------------      Chief Executive Officer and Director
         Gerald H. Lipkin                                                       February 25, 2000

     /s/ PETER SOUTHWAY              Vice Chairman (Principal Financial         February 25, 2000
-------------------------------      Officer) and Director
         Peter Southway

     /s/ ALAN D. ESKOW               Corporate Secretary, Senior Vice           February 25, 2000
-------------------------------      President and Controller
         Alan D. Eskow               (Principal Accounting Officer)

         ANDREW B. ABRAMSON*         Director                                   February 25, 2000
-------------------------------
         Andrew B. Abramson

         PAMELA BRONANDER*           Director                                   February 25, 2000
-------------------------------
         Pamela Bronander

         JOSEPH COCCIA, JR.*         Director                                   February 25, 2000
-------------------------------
         Joseph Coccia, Jr.

         HAROLD P. COOK, III*        Director                                   February 25, 2000
-------------------------------
         Harold P. Cook, III

         AUSTIN C. DRUKKER*          Director                                   February 25, 2000
-------------------------------
         Austin C. Drukker

         WILLARD L. HEDDEN*          Director                                   February 25, 2000
-------------------------------
         Willard L. Hedden

         GRAHAM O. JONES*            Director                                   February 25, 2000
-------------------------------
         Graham O. Jones

         WALTER H. JONES, III*       Director                                   February 25, 2000
-------------------------------
         Walter H. Jones, III

          Signature                  Title                                      Date
          ---------                  -----                                      ----
         GERALD KORDE*               Director                                   February 25, 2000
-------------------------------
         Gerald Korde

         JOLEEN J. MARTIN*           Director                                   February 25, 2000
-------------------------------
         Joleen J. Martin

         ROBERT E. MCENTEE*          Director                                   February 25, 2000
-------------------------------
         Robert E. McEntee

         RICHARD S. MILLER*          Director                                   February 25, 2000
-------------------------------
         Richard S. Miller

         SAM P. PINYUH*              Director                                   February 25, 2000
-------------------------------
         Sam P. Pinyuh

         ROBERT RACHESKY*            Director                                   February 25, 2000
-------------------------------
         Robert Rachesky

         BARNETT RUKIN*              Director                                   February 25, 2000
-------------------------------
         Barnett Rukin

         RICHARD F. TICE*            Director                                   February 25, 2000
-------------------------------
         Richard F. Tice

         LEONARD J. VORCHEIMER*      Director                                   February 25, 2000
-------------------------------
         Leonard J. Vorcheimer

         JOSEPH L. VOZZA*            Director                                   February 25, 2000
-------------------------------
         Joseph L. Vozza

     *By Gerald H. Lipkin, as attorney-in-fact.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
------    -------------------

(10)B Change in Control Agreements - Robert Farrell, Richard Garber, Robert Mulligan

(10)E     The Valley National Bancorp Long-term Stock Incentive Plan

(10)G     Stock Option Agreement - Michael Guilfoile

(10)M     Change in Control Agreement - Albert L. Engel

(23)      Consent of KPMG LLP

(24)      Power of Attorney

(27)      Financial Data Schedule