Form 10-Q
period 2000-03-31
VALLEY NATIONAL BANCORP
filed 2000-05-15
CIK 714310

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

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

Common Stock (No par value), of which 57,751,503 shares were outstanding as of May 3, 2000.

                               TABLE OF CONTENTS

                                                                    Page Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Statements of Financial Condition (Unaudited)
              March 31, 2000 and December 31, 1999                       3

           Consolidated Statements of Income (Unaudited)
              Three Months Ended March 31, 2000 and 1999                 4

           Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 2000 and 1999                 5

           Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                          17

PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders           18

Item 5.    Other Information                                             18

Item 6.    Exhibits and Reports on Form 8-K                              18

           SIGNATURES                                                    19

                                  PART I

Item 1.  Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except per share data)

                                                     March 31,    December 31,
                                                     2000            1999
Assets
Cash and due from banks                            $  156,022     $  161,561
Federal funds sold                                     58,000        123,000
Investment securities held to maturity, fair value
   of $322,433 and $318,329 in 2000 and 1999,
   respectively                                       356,652        351,501
Investment securities available for sale              966,543      1,005,419
Loans                                               4,585,888      4,542,567
Loans held for sale                                     9,676         12,185
Total loans                                         4,595,564      4,554,752
Less: Allowance for loan losses                        55,311        (55,120)
Net loans                                           4,540,253      4,499,632
Premises and equipment, net                            85,256         84,790
Accrued interest receivable                            37,244         35,504
Other assets                                           92,774         98,987
       Total assets                                 6,292,744      6,360,394

Liabilities
Deposits:
   Non-interest bearing                            $  963,723     $  931,016
   Interest bearing:
     Savings                                        2,025,644      2,018,530
     Time                                           2,028,901      2,101,709
          Total deposits                            5,018,268      5,051,255
Short-term borrowings                                  99,259        129,065
Long-term debt                                        591,863        564,881
Accrued expenses and other liabilities                 55,220         61,693
          Total liabilities                         5,764,610      5,806,894

Shareholders' Equity
Common stock, no par value, authorized 103,359,375
   shares; issued 60,618,950 shares in 2000 and
   60,621,040 shares in 1999                           25,947         25,943
Surplus                                               325,331        325,147
Retained earnings                                     255,778        244,605
Unallocated common stock held by employee
   benefit plan                                          (917)          (965)
Accumulated other comprehensive loss                  (19,613)       (16,733)
                                                      586,526        577,997
Treasury stock, at cost (2,300,858 shares in 2000
   and 927,750 shares in 1999)                        (58,392)       (24,497)
     Total shareholders' equity                       528,134        553,500
       Total liabilities and shareholders' equity   6,292,744      6,360,394

  See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                            2000          1999
Interest Income
Interest and fees on loans                                $  90,563    $ 81,822
Interest and dividends on investment securities:
  Taxable                                                    18,744      18,096
  Tax-exempt                                                  1,816       1,744
   Dividends                                                    685         594
Interest on federal funds sold and other short-term
   investments                                                  664         889
   Total interest income                                    112,472     103,145
Interest Expense
Interest on deposits:
  Savings deposits                                           12,074      10,006
  Time deposits                                              26,371      24,915
Interest on short-term borrowings                             1,259         580
Interest on long-term debt                                    8,447       4,060
      Total interest expense                                 48,151      39,561
Net Interest Income                                          64,321      63,584
Provision for loan losses                                     1,500       2,000
Net Interest Income after Provision for Loan Losses          62,821      61,584
Non-Interest Income
Trust and investment services                                   720         542
Service charges on deposit accounts                           3,626       3,520
Gains on securities transactions, net                             -       1,974
Fees from loan servicing                                      2,730       1,932
Credit card fee income                                        1,949       1,990
Gains on sales of loans, net                                    765         664
Other                                                         1,839       2,101
      Total non-interest income                              11,629      12,723
Non-Interest Expense
Salary expense                                               15,223     14,418
Employee benefit expense                                      3,130      3,140
FDIC insurance premiums                                         263        314
Occupancy and equipment expense                               5,199      4,741
Credit card expense                                           1,231      1,314
Amortization of intangible assets                             1,659      1,324
Advertising                                                     924        837
Other                                                         5,957      6,177
      Total non-interest expense                             33,586     32,265
Income Before Income Taxes                                   40,864     42,042
Income tax expense                                           13,921     15,553
Net Income                                                 $ 26,943   $ 26,489
Earnings Per Share:
     Basic                                                 $   0.44   $   0.41
     Diluted                                                   0.43       0.41
Weighted Average Number of Shares Outstanding:
     Basic                                               61,921,667 64,560,832
     Diluted                                             62,460,619 65,379,353
    See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                           2000           1999
Cash flows from operating activities:
   Net income                                             $  26,943   $  26,489
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                           3,556       3,002
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                        311         225
      Provision for loan losses                               1,500       2,000
      Net amortization of premiums and accretion of discounts   566       1,193
      Net gains on securities transactions                        -      (1,974)
      Proceeds from sales of loans                           14,626      17,513
      Gain on sales of loans                                   (765)       (664)
      Proceeds from recoveries of previously charged-off
        loans                                                   938         840
      Net decrease(increase) in accrued interest receivable
        and other assets                                      2,936      (7,117)
      Net (decrease)increase in accrued expenses and other
        liabilities                                          (4,356)     15,409
      Net cash provided by operating activities              46,255      56,916
Cash flows from investing activities:
      Purchases and originations of mortgage servicing rights  (145)       (509)
      Proceeds from sales of investment securities
        available for sale                                        -      11,116
      Proceeds from maturing investment securities
        available for sale                                   38,835     135,241
      Purchases of investment securities available for sale  (4,845)   (149,871)
      Purchases of investment securities held to maturity   (11,719)   (114,727)
      Proceeds from maturing investment securities held
        to maturity                                           6,335      18,248
      Net decrease in federal funds sold and other
           short-term investments                            65,000       8,700
      Net increase in loans made to customers               (56,920)   (108,599)
      Purchases of premises and equipment, net of sales      (2,305)     (1,660)
      Net cash provided by (used in) investing activities    34,236    (202,061)
Cash flows from financing activities:
      Net (decrease)increase in deposits                    (32,987)      5,219
      Net (decrease)increase in short-term borrowings       (29,806)      1,334
      Advances of long-term debt                             30,000     131,000
      Repayments of long-term debt                           (3,018)        (16)
      Dividends paid to common shareholders                 (15,720)    (14,184)
      Addition of common shares to treasury                 (35,045)         --
      Common stock issued, net of cancellations                 546         763
      Net cash (used in) provided by financing activities    86,030     124,116
      Net decrease in cash and cash equivalents              (5,539)    (21,029)
      Cash and cash equivalents at January 1                161,561     185,921
      Cash and cash equivalents at March 31                $156,022    $164,892
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest on deposits
          and borrowings                                   $ 48,741    $ 38,929
       Cash paid during the year for federal and state
          income taxes                                          104         486

See accompanying notes to consolidated financial statements.

                               VALLEY NATIONAL BANCORP
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.       Consolidated Financial Statements

     The  Consolidated  Statements  of  Financial  Condition  as of March 31,
2000 and December 31, 1999, the Consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 1999 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 2000 financial presentations. The consolidated financial statements of Valley have been restated to include Ramapo Financial Corporation, acquired on June 11, 1999 using the pooling of interests method of accounting.

2.   Earnings Per Share

Earnings per share amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared April 6, 2000 to Shareholders of record on May 5, 2000 and to be issued May 16, 2000.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2000 and 1999.

                                              Three Months ended March 31,
                                          (in thousands, except for share data)
                                                 2000             1999

Net income                                   $   26,943       $  26,489

Basic weighted-average number of shares
   outstanding                               61,921,667      64,560,832

Plus:  Common stock equivalents                 538,952         818,521

Diluted weighted-average number of shares
   outstanding                               62,460,619      65,379,353

Earnings per share:
     Basic                                  $      0.44      $     0.41
     Diluted                                       0.43            0.41

At March 31, 2000 there were 525 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value.


3.       Accumulated Other Comprehensive Income

Valley's accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended Three Months Ended
                                             March 31, 2000    March 31, 1999
                                                     (in thousands)

Net income                                          $26,943             $26,489

Accumulated other comprehensive income,
  net of tax:
  Foreign currency translation adjustments              (13)                142
  Unrealized gains(losses) on securities:
     Unrealized holding losses arising during
        period                               $(2,867)          $(1,388)
     Less: reclassification adjustment for
        gains realized in net income             --              1,254
     Net unrealized losses                           (2,867)            (2,642)
Other comprehensive loss                             (2,880)            (2,500)
Comprehensive income                                $24,063            $23,989


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

Earnings Summary

Net income for the three months ended March 31, 2000 was $26.9 million, or $0.43 per diluted share. These results compare with net income of $26.5 million, or $0.41 per diluted share for the same period in 1999 (1999 amounts have been restated for the Ramapo Financial Corp. merger and earnings per share amounts have been restated to give effect to a 5 percent stock dividend to be issued May 16, 2000). The annualized return on average equity increased to 19.88 percent from 17.81 percent, while the annualized return on average assets decreased to 1.73 percent from 1.80 percent, for the three months ended March 31, 2000 and 1999, respectively.

Net Interest Income

Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $65.4 million compared to $64.6 million for the three months ended March 31, 1999. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans, combined with higher average interest rates for these interest earning assets. This was offset by an increase in both average balances, primarily long-term debt, and interest rates of total interest bearing liabilities. The net interest margin decreased to 4.38 percent for the three months ended March 31, 2000 compared to
4.60 percent for the same period in 1999. Assuming a rising interest rate environment, the net interest margin is expected to continue to decline.*
While loans have been growing, the rates charged have increased less, due to competition, than interest rates on funding costs.

Average interest earning assets increased $360.3 million or 6.4 percent for the three months ended March 31, 2000 over the same period in 1999. This was mainly the result of the increase in average balance of loans of $404.7 million or 9.8 percent offset partly by the decrease in average balance of taxable investments of $23.9 million or 1.9 percent and federal funds sold and other short-term investments of $28.4 million or 37.7 percent.

Average interest bearing liabilities for the three months ended March 31, 2000 increased $340.1 million or 7.7 percent from the same period in 1999. Average savings deposits decreased $23.2 million or 1.1 percent while average time deposits increased $38.6 million. Average short-term borrowings increased $44.5 million or 77.9 percent and long-term debt, which includes primarily FHLB advances, increased $280.1 million, or 97.8 percent. Average demand deposits increased $70.3 million or 8.1 percent over 1999 balances.

Average interest rates, in all categories of interest earning assets, with the exception of non-taxable investments, increased during the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999. The average interest rate for loans increased 6 basis points to 7.98 percent. Average interest rates on total interest earning assets increased 18 basis points to 7.60 percent. Average interest rates also increased on total interest bearing liabilities by 47 basis points to 4.07 percent from 3.60 percent. Average interest rates on deposits increased by 33 basis points to 3.78 percent. The decline in the net interest margin from 4.60 percent for the three months ended March 31, 1999 to 4.38 percent in 2000 resulted from an increase in the volume and rates on total interest bearing liabilities offset by an equal increase in the volume and a smaller increase in rates on total interest earning assets.

The following table reflects the components of net interest income for each of the three months ended March 31, 2000 and 1999.

        ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                      NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


           Three Months Ended March 31, 2000   Three Months Ended March 31, 1999
               Average             Average     Average               Average
               Balance   Interest  Rate        Balance    Interest   Rate

                                      (in thousands)
Assets
Interest
 earning assets
Loans (1)(2)   $4,543,732  $90,683   7.98%   $ 4,139,019   $81,930   7.92%
Taxable
 investments(3) 1,223,103   19,429   6.35      1,247,044    18,690   5.99
Tax-exempt
  investments
  (1)(3)          164,725    2,794   6.78        156,817     2,680   6.84
Federal funds
 sold and other
 short-term
 investments       46,872      664   5.67         75,240       889   4.73
Total interest
 earning assets 5,978,432 $113,570   7.60      5,618,120 $ 104,189   7.42
Allowance for
  loan losses     (55,691)                       (55,541)
Cash and due from
  banks           146,157                        149,862
Other assets      175,807                        176,847
Unrealized (loss)
  gain on securities
  available for
  sale            (29,700)                         5,755
Total assets   $6,215,005                     $5,895,043

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings
  deposits     $2,004,400  $12,074  2.41%     $2,027,553   $ 10,006  1.97%
Time deposits   2,061,258   26,371  5.12       2,022,610     24,915  4.93
Total interest
   bearing
   deposits     4,065,658   38,445  3.78       4,050,163     34,921  3.45
Short-term
   borrowings     101,497    1,259  4.96          57,038        580  4.07
Long-term debt    566,547    8,447  5.96         286,444      4,060  5.67
Total interest
  bearing
  liabilities   4,733,702   48,151  4.07       4,393,645     39,561  3.60
Demand deposits   933,208                        862,901
Other liabilities   5,873                         43,636
Shareholders'
  equity          542,222                        594,861
Total liabilities
  and shareholders'
  equity       $6,215,005                    $ 5,895,043
Net interest income
  (tax equivalent basis)    65,419                           64,628
Tax equivalent
   adjustment               (1,098)                          (1,044)
Net interest income       $ 64,321                          $63,584
Net interest rate
 differential                       3.53%                            3.82%
Net interest margin (4)             4.38%                            4.60%

(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.


The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

                  CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                          Three Months ended March 31,
                                              2000 Compared to 1999
                                              Increase(Decrease)(2)
                                           Interest       Volume         Rate
                                                     (in thousands)
Interest income:
  Loans (1)                                $ 8,753       $ 8,072       $  681
  Taxable investments                          739          (364)       1,103
  Tax-exempt investments(1)                    114           134          (20)
  Federal funds sold and
     other short-term
     investments                              (225)         (379)         154
                                             9,381         7,463        1,918
Interest expense:
  Savings deposits                           2,068          (116)       2,184
  Time deposits                              1,456           482          974
  Short-term borrowings                        679           530          149
  Long-term debt                             4,387         4,166          221
                                             8,590         5,062        3,528
Net interest income
(tax equivalent basis)                      $  791       $ 2,401     $ (1,610)


(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.


Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2000 and 1999.

                                                 NON-INTEREST INCOME

                                             Three Months ended March 31,
                                                2000                1999
                                                     (in thousands)

Trust and investment services                $   720              $   542
Service charges on deposit accounts            3,626                3,520
Gains on securities transactions, net             -                 1,974
Fees from loan servicing                       2,730                1,932
Credit card fee income                         1,949                1,990
Gains on sales of loans, net                     765                  664
Other                                          1,839                2,101
   Total non-interest income                 $11,629              $12,723

Non-interest income continues to represent a considerable source of income for Valley. Total non-interest income amounted to $11.6 million for the three months ended March 31, 2000 while the comparable amount for the prior year period, excluding security gains, was $10.7 million.

Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. On July 30, 1999, VNB acquired New Century Asset Management, Inc. ("New Century"), a NJ-based money manager. The transaction was accounted for as a purchase. New Century contributed additional fee income to the operations of Valley of $233 thousand in 2000 which is included in trust and investment services.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 41.3 percent from $1.9 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000 due to an increase in the size of the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of servicing of several residential mortgage portfolios, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments. Residential mortgage servicing portfolios, with an unpaid principal balance of approximately $668.2 million, were acquired at the end of 1999 which are expected to increase loan servicing revenue during 2000.*

Gains on the sales of loans were $765 thousand for the three months ended March 31, 2000 compared with $664 thousand for the three months ended March 31, 1999. Gains in 2000 were recorded primarily from the sale of SBA loans into the secondary market.

Other non-interest income decreased $262 thousand to $1.8 million for the three months ended March 31, 2000 compared with $2.1 million for the three months ended March 31, 1999. This decrease is primarily attributable to the gain of $623 thousand realized on the sale of OREO properties during the three months ended March 31, 1999 offset by the $394 thousand of commission revenues from the sale of title insurance policies from the title insurance business acquired by VNB in the second quarter of 1999.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2000 and 1999.

                             NON-INTEREST EXPENSE

                                             Three Months ended March 31,
                                              2000                 1999
                                                    (in thousands)
Salary expense                                $   15,223       $   14,418
Employee benefit expense                           3,130            3,140
FDIC insurance premiums                              263              314
Occupancy and equipment expense                    5,199            4,741
Credit card expense                                1,231            1,314
Amortization of intangible assets                  1,659            1,324
Advertising                                          924              837
Other                                              5,957            6,177
   Total non-interest expense                  $  33,586        $  32,265


Non-interest expense totaled $33.6 million for the three months ended March 31, 2000, an increase of $1.3 million or 4.1 percent from the 1999 level. The largest components of non-interest expense are salaries and employee benefit expense which totaled $18.4 million for the three months ended March 31, 2000 compared with $17.6 million in the comparable period of 1999. At March 31, 2000, full-time equivalent staff was 1,853 compared with 1,829 at March 31, 1999.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months ended March 31, 2000 was
43.6 percent, one of the lowest in the industry, compared with an efficiency ratio of 43.9 percent for the year ended December 31, 1999 and 41.8 percent for the quarter ended March 31, 1999. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Amortization of intangible assets increased to $1.7 million for the three months ended March 31, 2000 from $1.3 million in 1999, representing an increase of $335 thousand or 25.3 percent. The majority of this expense resulted from the amortization of residential mortgage servicing rights totaling $1.3 million during 2000, compared with $937 thousand for 1999. An increase in the servicing portfolio is responsible for the increase in amortization expense. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.

The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $3.2 million and $3.0 million for the three months ended March 31, 2000 and 1999 respectively.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.1 percent for the three months ended March 31, 2000 compared with 37.0 percent for the same period in 1999. The reduction in the effective tax rate is attributable to a business plan implemented during the second quarter of 1999. The effective tax rate for 2000 is expected to approximate 34 percent.*

Business Segments

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

The following table represents the financial data for the three months ended March 31, 2000 and 1999.

                                           Three Months Ended March 31, 2000
                                                     (in thousands)

                                                           Corporate
                     Consumer    Commercial  Investment    and Other
                     Lending     Lending     Management    Adjustments  Total

Average interest-
  earning assets    $2,792,176  $1,788,633   $ 1,397,623  $     --   $ 5,978,432

Income (loss) before
  income taxes      $  18,272   $   16,320   $     7,233  $   (961)  $  40,864

Return on average
  interest-earning
  assets (pre-tax)        2.62%        3.65%          2.07%      --%       2.73%



                                            Three Months Ended March 31, 1999
                                                       (in thousands)

                                                           Corporate
                    Consumer    Commercial   Investment    and Other
                    Lending     Lending      Management    Adjustments   Total

Average interest-
  earning assets   $2,531,715  $1,637,270   $ 1,449,135   $   --    $ 5,618,120

Income before
  income taxes     $   18,222  $   15,440   $     7,327   $   1,053 $    42,042

Return on average
  interest-earning
  assets (pre-tax)       2.88%      3.77%         2.02%         --%       2.99%


Consumer Lending

The  consumer  lending  segment had a return on average  interest-earning assets before taxes of 2.62 percent for the three months ended March 31, 2000 compared to 2.88 percent for the three months ended March 31, 1999. Average interest-earning assets increased $260.5 million, attributable to an increase in residential lending. Average interest rates on consumer loans decreased by 10 basis points, while the cost of funds increased by 38 basis points. Income before income taxes remained relatively unchanged.

Commercial Lending

The return on average interest-earning assets before taxes decreased 12 basis points to 3.65 percent for the three months ended March 31, 2000. Average interest-earning assets increased $151.4 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 27 basis points, offset by an increase in the cost of funds by 38 basis points. Income before income taxes increased by $880 thousand as a result of an increase in average interest-earning assets.

Investment Management

The return on average  interest  earning  assets  before  taxes  increased to
2.07 percent for the three months ended March 31, 2000 compared to 2.02 percent for the three months ended March 31, 1999. The yield on interest earning assets increased by 15 basis points to 6.30 percent, partially offset by an increase in the cost of funds. Average interest-earning assets decreased by $52 million and income before income taxes decreased $94 thousand.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $961 thousand for the three months ended March 31, 2000 compared to a gain of $1.1 million for the three months ended March 31, 1999.


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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.2 billion and $1.3 billion at March 31, 2000 and December 31, 1999, respectively. This represents 22.0 percent and 20.4 percent of earning assets, and 20.9 percent and 19.4 percent of total assets at March 31, 2000 and December 31, 1999, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $4.4 billion for both the three months ended March 31, 2000 and for the year ended December 31, 1999, representing 73.5 percent and 73.3 percent of average earning assets. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley borrowed from the FHLB as part of a leverage strategy and matched funding to increase earning assets and net interest income. As of March 31, 2000, Valley had outstanding advances of $461.5 million with the FHLB and repurchase agreements of $130.0 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2000 there were no proceeds from the sales of investment securities available for sale, and proceeds of $6.3 million were generated from investment maturities. Purchases of investment securities for the three months ended March 31, 2000 were $16.6 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $705.2 million and $637.1 million, on average, for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.

Valley National Bancorp's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley National Bancorp may repurchase shares of its outstanding common stock. The cash required for a purchase of shares can be met by using the Bancorp's own funds, dividends received from its subsidiary bank as well as borrowed funds. At March 31, 2000 Valley maintained a floating rate line of credit in the amount of $25 million, of which $20 million was drawn. This line is available for general corporate purposes and expires June 15, 2001.
Borrowings under this facility are collateralized by mortgage-backed and equity securities.

As of March 31, 2000, Valley had $1.0 billion of securities available for sale recorded at their fair value, unchanged from December 31, 1999. As of March 31, 2000, the investment securities available for sale had an unrealized loss of $19.2 million, net of deferred taxes, compared to an unrealized loss of $16.3 million, net of deferred taxes, at December 31, 1999. This change was primarily due to a decrease in prices resulting from an increasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.


Loan Portfolio

As of March 31, 2000, total loans were $4.6 billion, unchanged from December 31, 1999. The following table reflects the composition of the loan portfolio as of March 31, 2000 and December 31, 1999.

LOAN PORTFOLIO

                                       March 31,              December 31,
                                          2000                   1999
                                                (in thousands)

Commercial                                $ 543,237              $ 512,164
  Total commercial loans                    543,237                512,164

Construction                                110,899                123,531
Residential mortgage                      1,296,149              1,247,721
Commercial mortgage                       1,172,406              1,164,065
  Total mortgage loans                    2,579,454              2,535,317

Home equity                                 275,559                276,261
Credit card                                  77,596                 92,097
Automobile                                1,039,606              1,053,457
Other consumer
                                             80,112                 85,456
  Total consumer loans                    1,472,873              1,507,271

   Total loans                           $4,595,564            $ 4,554,752

As a percent of total loans:
Commercial loans                               11.8 %                 11.2 %
Mortgage loans                                 56.1                   55.7
Consumer loans
                                               32.1                   33.1
  Total                                       100.0 %                100.0 %


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

Non-performing assets totaled $8.3 million at March 31, 2000, compared with $5.7 million at December 31, 1999, an increase of $2.5 million or 44.1 percent. Non-performing assets at March 31, 2000 and December 31, 1999, respectively, amounted to 0.18 percent and 0.13 percent of loans and OREO, respectively.

Loans 90 days or more past due and not included in the non-performing category totaled $16.7 million at March 31, 2000, compared with $11.7 million at December 31, 1999. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.2 million at March 31, 2000 and $175 thousand at December 31, 1999, respectively.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                                      LOAN QUALITY

                                             March 31,         December 31,
                                                2000               1999
                                                     (in thousands)

Loans past due in excess of
  90 days and still accruing                     $ 16,746         $ 11,698
Non-accrual loans                                $  6,478         $  3,482
Other real estate owned                             1,791            2,256
  Total non-performing assets                    $  8,269         $  5,738
Troubled debt restructured loans                 $  4,804         $  4,852
Non-performing loans as a % of
  loans                                             0.14%             0.08%
Non-performing assets as a % of
  loans plus other real estate owned                0.18%             0.13%
Allowance as a % of loans                           1.20%             1.21%


At March 31, 2000 the allowance for loan losses amounted to $55.3 million, relatively unchanged from the $55.1 million at year-end 1999. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.3 million for the three months ended March 31, 2000 compared with $1.6 million for the three months ended March 31, 1999.

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and unused commitments to provide financing. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required for in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan."

During the first quarter of 2000, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $1.5 million during the first quarter of 2000 compared to $2.0 million during the first quarter of 1999.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity. At March 31, 2000, shareholders' equity totaled $528.1 million or 8.4 percent of total assets, compared with $553.5 million or 8.7 percent at year-end 1999.

On December 14, 1999 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the company's outstanding common stock. As of March 31, 2000 Valley had repurchased 2.2 million shares of its stock under this plan. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

Included in shareholders' equity as components of accumulated other comprehensive income at March 31, 2000 was a $19.2 million unrealized loss on investment securities available for sale, net of tax, and a translation adjustment loss of $431 thousand related to the Canadian subsidiary of VNB, compared to an unrealized loss of $16.3 million and a $418 thousand translation adjustment loss at December 31, 1999.

Valley's capital position at March 31, 2000 under risk-based capital guidelines was $543.0 million, or 11.1 percent of risk-weighted assets, for Tier 1 capital and $598.3 million, or 12.2 percent for Total risk-based capital. The comparable ratios at December 31, 1999 were 11.6 percent for Tier 1 capital and 12.8 percent for Total risk-based capital. At March 31, 2000 and 1999, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.7 percent and 9.1 percent, respectively. Valley's ratios at March 31, 2000 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $8.63 at March 31, 2000 compared with $9.27 per share at December 31, 1999.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 41.7 percent at March 31, 2000, compared to
46.5 percent at March 31, 1999. Cash dividends declared amounted to $0.26 per share, for the quarter ended March 31, 2000, equivalent to a dividend payout ratio of 58.3 percent, compared to 53.5 percent for the year 1999. Valley declared a five percent stock dividend on April 6, 2000 to shareholders of record on May 5, 2000, to be issued May 16, 2000. The annual dividend rate will be increased from $0.99 per share, on an after stock dividend basis, to $1.04 per share. The increased cash dividend will be payable quarterly beginning on July 3, 2000. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Recent Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. Valley would have had to adopt SFAS No. 133 by January 1, 2000. However, SFAS No. 137 extended the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. Valley anticipates that the adoption of SFAS No. 133 will not have a material impact in the financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See page 13 for a discussion of interest rate sensitivity.

                                 PART II

Item 4.  Submission of Matters to a Vote of Security Holders

a) On April 6, 2000 the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 18 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement.

b) Shareholders also voted upon approval of the Valley National Bancorp Executive Incentive Plan, which generally provides an incentive mechanism to senior executives to maximize the performance of Valley and its subsidiaries, and to attract and retain achievement-oriented senior executives.

         Number of Votes For           Withheld                   Abstain


         30,774,624                    7,098,575                  1,009,621


c) Shareholders also voted upon approval of the amendment to the Certificate of Incorporation of Valley National Bancorp authorizing the issuance of 30,000,000 shares of a new class of "blank check" preferred stock to maximize Valley's ability to expand its capital base.


         Number of Votes For           Withheld                  Abstain

         30,245,811                    9,898,804                 805,719


Item 5.  Other Information

a) The Board of Directors approved a five percent stock dividend on April 6, 2000. The new stock will be issued May 16, 2000 to shareholders of record as of May 5, 2000.


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

(3)      Articles of Incorporation and By-laws

                  A) Certificate of Incorporation of the Registrant restated to show all changes through May 9, 2000.

                  B) By-laws as incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

(10)     Material Contracts

                  A) "The Valley National Bancorp Executive Incentive Plan" effective January 1, 2000.

b)       Reports on Form 8-K

         None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY NATIONAL BANCORP
                                        (Registrant)



   Date: May 12, 2000                   /s/ PETER SOUTHWAY
                                        PETER SOUTHWAY
                                        VICE CHAIRMAN




   Date: May 12, 2000                   /s/ ALAN D. ESKOW
                                        ALAN D. ESKOW
                                        SENIOR VICE PRESIDENT AND CONTROLLER
                                        FINANCIAL ADMINISTRATION

                                                               EXHIBIT (3)A


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


                                     ARTICLE V
                                  CAPITAL STOCK

         (A) The total authorized capital stock of the Corporation shall be 138,527,344 shares, consisting of 108,527,344 shares of Common Stock and 30,000,000 shares of Preferred Stock which may be issued in one or more classes or series. The shares of Common Stock shall constitute a single class and shall be without nominal or par value. The shares of Preferred Stock of each class or series shall be without nominal or par value, except that the amendment authorizing the initial issuance of any class or series, adopted by the Board of Directors as provided herein, may provide that shares of any class or series shall have a specified par value per share, in which event all of the shares of such class or series shall have the par value per share so specified.

         (B) The Board of Directors of the Corporation is expressly authorized from time to time to adopt and to cause to be executed and filed without further approval of the shareholders amendments to this Certificate of Incorporation authorizing the issuance of one or more classes or series of Preferred Stock for such consideration as the Board of Directors may fix. In an amendment authorizing any class or series of Preferred Stock, the Board of Directors is expressly authorized to determine:

                  (a) The distinctive designation of the class or series and the number of shares which will constitute the class or series, which number may be increased or decreased (but not below the number of shares then outstanding in that class or above the total shares authorized herein) from time to time by action of the Board of Directors;

                  (b) The dividend rate on the shares of the class or series, whether dividends will be cumulative, and, if so, from what date or dates;

                  (c) The price or prices at which, and the terms and conditions on which, the shares of the class or series may be redeemed at the option of the Corporation;

                  (d) Whether or not the shares of the class or series will be entitled to the benefit of a retirement or sinking fund to be applied to the purchase or redemption of such shares and, if so entitled, the amount of such fund and the terms and provisions relative to the operation thereof;

                  (e) Whether or not the shares of the class or series will be convertible into, or exchangeable for, any other shares of stock of the Corporation or other securities, and if so convertible or exchangeable, the conversion price or prices, or the rates of exchange, and any adjustments thereof, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

                  (f) The rights of the shares of the class or series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

                  (g) Whether or not the shares of the class or series will have priority over, parity with, or be junior to the shares of any other class or series in any respect, whether or not the shares of the class or series will be entitled to the benefit of limitations restricting the issuance of shares of any other class or series having priority over or on parity with the shares of such class or series and whether or not the shares of the class or series are entitled to restrictions on the payment of dividends on, the making of other distributions in respect of, and the purchase or redemption of shares of any other class or series of Preferred Stock or Common Stock ranking junior to the shares of the class or series;

                  (h) Whether the class or series will have voting rights, in addition to any voting rights provided by law, and if so, the terms of such voting rights; and

                  (i) Any other preferences, qualifications, privileges, options and other relative or special rights and limitations of that class or series.



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


                                          /s/ GERALD H. LIPKIN
                                          Gerald H. Lipkin, Chairman
                                          President & Chief Executive Officer

                                                                EXHIBIT (10)A


                                VALLEY NATIONAL BANCORP
                                EXECUTIVE INCENTIVE PLAN

1.       Purpose.

         The purposes of this Valley National Bancorp Executive Incentive Plan (the "Plan") are (i) to provide an incentive mechanism to senior executives to maximize the performance of the Company and its subsidiaries, and (ii) to attract and retain achievement oriented senior executives.

2.       Definitions.

         For purposes of the Plan, the following terms shall have the defined meanings as set forth below:

         "Board" shall mean the Board of Directors of the Company.

         "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor thereto.

         "Committee" shall mean the committee of the Board described in Section 4 hereof.

         "Company" shall mean Valley National Bancorp, a corporation organized under the laws of the State of New Jersey (or any successor corporation).

         "Disability" shall mean a physical or mental condition of a Participant resulting from a bodily injury, disease, or mental disorder which renders him or her incapable of continuing in the employment of the Company. Such disability shall be determined by the Committee, based upon appropriate medical advice and examination.

         "Participant" shall mean an officer of the Company or a subsidiary thereof who is awarded rights under the Plan.

         "Performance Goal" shall mean the performance goal set by the Committee in accordance with Section 6 of the Plan.

         "Retirement" shall mean retirement from active employment with the Company on or after attainment of age 62, unless an earlier retirement is approved by the Committee.

3.       Effective Date.

         The Plan shall be effective on January 1, 2000, provided, however, that the effectiveness of this Plan is conditioned on its approval by an affirmative vote of the holders of Company stock represented at a meeting duly held in accordance with applicable law within twelve
         (12) months after the date this Plan is adopted by the Board. All awards under this Plan shall be null and void if the Plan is not approved by such stockholders within such twelve-month period.

4.   Administration.

(a) The Plan shall be administered by the Compensation Committee ("Committee") of the Board, which shall consist solely of two or more directors each of whom is an outside director within the meaning of the applicable regulations under Section 162(m) of the Code or any successor thereto. The members of the Committee shall be appointed by, and may be changed from time to time at the discretion of, the Board.

(b) The Committee shall have the authority (i) to exercise all of the powers granted to it under the Plan; (ii) to construe, interpret, and implement the Plan; (iii) to prescribe, amend and rescind rules and regulations relating to the Plan; (iv) to make all determinations necessary or advisable in administering the Plan; and (v) to correct any defect, supply any omission, and reconcile any inconsistency in the Plan.

(c) The Committee shall maintain written minutes of its meetings, including minutes regarding the Performance Goals established by the Committee pursuant to Section 6 hereof, and any certification regarding the satisfaction of Performance Goals made pursuant to Section 7 hereof.

(d) Solely for purposes of satisfying the shareholder approval requirement of Section 162(m) of the Code, the Committee shall cause the material terms under which awards are to be paid to be disclosed to shareholders for approval by a majority of the vote in a separate shareholder vote before the payment of the award. In order to prevent the disclosure of confidential competitive information, such disclosure shall be limited to the disclosure of only those material terms necessary to satisfy the requirements of Section 162(m) of the Code and the regulations thereunder.

(e) All decisions made by the Committee pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company and Participants.

(f) No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan.

(g) To the extent allowable under the regulations under Section 162(m) of the Code, the Committee may, in its sole discretion, revise the amount payable under an award downward, if, in the business judgment of the Committee, it is in the best interests of the Company and its shareholders, and an unintended windfall, or inequitable payment will otherwise result.

5.   Eligibility and Participation.

     The class of officers who are eligible to receive payments under the Plan shall consist of such members of the officers of the Company or a subsidiary thereof as the Committee shall in its sole discretion select. The Committee annually shall determine the officers who shall be eligible to receive awards under the Plan.

6.       Awards.

         The Committee shall, prior to or during the first quarter of each calendar year, establish Performance Goals for determining the incentive awards for such calendar year for Participants in the Plan. The Committee, in determining such Performance Goals, may consider appropriate recommendations made by the Compensation Committees of any subsidiary of the Company. In establishing the Performance Goals, the Committee may, in its discretion, consider one or more business criteria that apply to the Participant, the Company as a whole, or any designated subsidiary or business unit of the Company or a subsidiary thereof. Such business criteria may include, inter alia, revenues of the Company or any subsidiary, pre-tax profits of the Company or any subsidiary, stock price, market share, earnings per share, return on equity, or costs, as well as projected Company and industry performance, and such other factors it may deem appropriate, including conditions in the general economy and in the industry.

         As soon as practicable after the close of each calendar year, the Committee shall determine the actual incentive awards to be made to the Participants, provided, however, that prior to the close of such calendar year, the Committee may estimate the actual incentive awards to be made to all or certain of the Participants and may authorize the immediate distribution of all or any portion thereof to such Participants, and provided further, however, that during any such calendar year the Committee may, in its discretion, determine incentive awards for the portion of the year preceding such determination and may authorize the immediate distribution of such awards to all or certain of the Participants.

         In determining such awards, the Committee may consider, inter alia, the following: (i) the salary of each Participant; (ii) the level of executive or managerial responsibility; and (iii) the performance of each Participant.

7.       Committee Certification.

         Prior to the payment of the value of any award, the Committee will certify in writing that the Performance Goals set forth in Section 6 and any other material terms within the meaning of the regulations under Section 162(m) of the Code were in fact satisfied.

8.       Payment of Awards.

         As soon as practicable after the Committee certification pursuant to Section 7 hereof, the Company shall pay to each Participant, in cash, a lump sum equal to the value of his or her award.

9.       Termination of Employment.

(a) If a Participant's employment with the Company terminates prior to payment for any reason other than (i) death; (ii) Disability; or
     (iii) Retirement, then the Participant shall not be entitled to any payment with respect to any award granted, unless otherwise provided by the terms of an employment contract.

(b)  If a Participant's  employment is terminated due to (i) death;
     (ii) Disability; or (iii)Retirement, then within the twelve months following such death, Disability or Retirement, the Committee, in its sole discretion, may authorize payment to the estate of the Participant of all or any portion of the amount attributable to awards granted to the Participant.

10.      Amendment of the Plan.

         The Board may from time to time alter, amend, suspend, or discontinue the Plan. However, no such amendment or modification shall adversely affect any Participant's rights with regard to outstanding awards.

11.      Assignability.

         No awards granted under the Plan shall be pledged, assigned or transferred by any Participant except by a will or by the laws of descent and distribution. Any estate of any Participant receiving any award under the Plan shall be subject to the terms and conditions of the Plan.

12.      Tax Withholding.

         Under the Plan, payments made to Participants shall be made in cash, except as otherwise provided in Section 8. However, such payments shall be made net of any amounts necessary to satisfy federal, state and local withholding tax requirements, where required by law.

13.      No Contract of Employment.

         Neither the action of the Company in establishing this Plan, nor any provisions hereof, nor any action taken by the Company, nor the Committee or Board pursuant to such provisions, shall be construed as giving to any employee or participant the right to be retained in the employ of the Company.

14.      Other Provisions.

         The following miscellaneous terms and conditions are also in effect under the Plan:

(a) Any expenses and liability incurred by the Board, the Committee or the Company in administering the Plan shall be paid by the Company.

Any benefits received or amounts paid to a Participant with respect to awards under the Plan shall have no effect on the level of benefits provided to or received by such Participant, or the Participant's estate or beneficiaries, as a part of any other employee benefit plan or similar arrangement provided by the Company, except as provided under the terms of such other employee benefit plan or similar arrangement.