Form 10-Q
period 2000-06-30
VALLEY NATIONAL BANCORP
filed 2000-08-14
CIK 714310

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.20549
                           -----------------
                               FORM 10-Q

(Mark One)
   [X]    Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 2000

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

Common Stock (No par value), of which 60,161,422 shares were outstanding as of August 8, 2000.

                           TABLE OF CONTENTS


                                                                   Page Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition (Unaudited)
              June 30, 2000 and December 31, 1999                           3

         Consolidated Statements of Income (Unaudited)
              Six and Three Months Ended June 30, 2000 and 1999             4

         Consolidated Statements of Cash Flows (Unaudited)
              Six Months Ended June 30, 2000 and 1999                       5

         Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                            25

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  26


         SIGNATURES                                                        27

                                PART I

Item 1.   Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except per share data)


                                                 June 30,   December 31,
                                                   2000        1999
Assets
Cash and due from banks                          $165,344     161,561
Federal funds sold                                 37,000     123,000
Investment securities held to  maturity,
fair value of  $313,289
  and  $318,329 in 2000 and 1999, respectively    358,489     351,501
Investment securities available for sale          941,093   1,005,419
Loans                                           4,618,198   4,542,567
Loans held for sale                                11,439      12,185
Total loans                                     4,629,637   4,554,752
Less: allowance for loan losses                   (55,150)    (55,120)
Net loans                                       4,574,487   4,499,632
Premises and equipment, net                        84,931      84,790
Accrued interest receivable                        36,158      35,504
Other assets                                       95,227      98,987
  Total assets                                 $6,292,729  $6,360,394

Liabilities
Deposits:
   Non-interest bearing                        $  972,109  $  931,016
   Interest bearing:
     Savings                                    1,978,216   2,018,530
     Time                                       2,067,892   2,101,709
        Total deposits                          5,018,217   5,051,255
Short-term borrowings                             114,710     129,065
Long-term debt                                    591,845     564,881
Accrued expenses and other liabilities             47,392      61,693
        Total liabilities                       5,772,164   5,806,894
Shareholders' Equity
Preferred stock, no par value,
authorized 30,000,000 shares;
   none issued                                          -           -
Common  stock, no par value, authorized
   108,527,344 Shares; issued 60,615,977
   shares in 2000 and 60,621,040 shares
   in 1999                                         25,956      25,943
Surplus                                           325,688     325,147
Retained earnings                                 193,534     244,605
Unallocated common stock held by
   employee benefit plan                             (869)       (965)
Accumulated other comprehensive loss              (18,703)    (16,733)
                                                  525,606     577,997
Treasury stock, at cost (182,746  shares
   in 2000 and 927,750 shares in 1999)             (5,041)    (24,497)
     Total shareholders' equity                   520,565     553,500
        Total liabilities and
        shareholders' equity                   $6,292,729  $6,360,394

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)    Six Months     Three Months
                                            Ended            Ended
                                           June 30,        June 30,
                                         2000    1999    2000     1999
 Interest Income
 Interest and fees on loans           $183,024  $165,138 $ 92,461  $83,316
 Interest and dividends on  investment
 securities:
      Taxable                           37,179    36,722   18,435   18,626
      Tax-exempt                         3,681     3,587    1,865    1,843
      Dividends                          1,431     1,174      746      580
 Interest  on federal funds  sold
   and other short-term investments      1,564     2,318      900    1,429
      Total interest income            226,879   208,939  114,407  105,794
 Interest Expense
 Interest on deposits:
      Savings deposits                  24,183    20,103   12,110   10,097
      Time deposits                     54,081    50,454   27,709   25,538
 Interest on short-term borrowings       3,011     1,246    1,752      667
 Interest on long-term debt             17,372     9,295    8,925    5,235
      Total interest expense            98,647    81,098   50,496   41,537
 Net Interest Income                   128,232   127,841   63,911   64,257
 Provision for loan losses               3,700     3,775    2,200    1,775
 Net Interest Income after  Provision
    for Loan Losses                    124,532   124,066   61,711   62,482
 Non-Interest Income
 Trust and investment services           1,503     1,096      783      554
 Service charges on deposit accounts     7,960     7,091    4,334    3,572
 Gains on securities transactions, net       -     2,431        -      456
 Fees from loan servicing                5,512     3,853    2,782    1,921
 Credit card fee income                  4,053     4,199    2,103    2,208
 Gains on sales of loans, net            1,349     1,448      584      785
 Other                                   3,888     4,404    2,049    2,303
      Total non-interest income         24,265    24,522   12,635   11,799
 Non-Interest Expense
 Salary expense                         30,640    28,465   15,417   14,047
 Employee benefit expense                6,579     6,311    3,449    3,171
 FDIC insurance premiums                   525       624      262      311
 Occupancy and equipment expense         9,940     9,796    4,741    5,054
 Credit card expense                     2,575     2,646    1,343    1,332
 Amortization of intangible assets       3,579     2,142    1,920      818
 Advertising                             2,212     2,234    1,288    1,396
 Merger-related charges                      -     3,005        -    3,005
 Other                                  12,174    12,278    6,217    6,102
   Total non-interest expense           68,224    67,501   34,637   35,236
 Income Before Income Taxes             80,573    81,087   39,709   39,045
 Income tax expense                     26,970    29,201   13,049   13,648
 Net Income                            $53,603   $51,886  $26,660  $25,397
 Earnings Per Share:
      Basic                            $  0.88   $  0.81  $  0.44  $  0.40
      Diluted                          $  0.87   $  0.80  $  0.44  $  0.39
 Weighted Average Number of Shares
    Outstanding:
      Basic                         61,206,797 64,243,687 60,491,929 63,930.027
      Diluted                       61,779,558 64,905,541 61,111,320 64,636,698

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                               Six Months Ended
                                                   June 30,
                                               2000            1999

Cash flows from operating activities:
   Net income                                 $ 53,603        $ 51,886
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
   Depreciation and amortization                 6,862           5,838
   Amortization of compensation  costs
      pursuant to long-term stock incentive
      plan                                         616             440
   Provision for loan losses                     3,700           3,775
   Net amortization of premiums and
      accretion of discounts                     1,131           2,253
   Gains on securities transactions, net             -          (2,431)
   Proceeds from sales of loans                 25,983          57,675
      Gain on sales of loans, net               (1,349)         (1,448)
   Proceeds from recoveries of
      previously charged-off loans               1,823           1,884
   Net decrease(increase) in  accrued
      interest receivable and other assets         134          (9,914)
   Net (decrease)increase in  accrued
      expenses and other liabilities           (13,402)            405
   Net  cash  provided  by  operating
      activities                                79,101         110,363
Cash flows from investing activities:
   Purchases and originations of
      mortgage servicing rights                   (782)         (4,212)
   Proceeds  from sales of  investment
      securities available for sale                  -           8,497
   Proceeds  from maturing  investment
      securities available for sale             80,419         235,416
   Purchases  of investment securities
      available for sale                       (19,469)       (341,697)
   Purchases  of investment securities
      held to maturity                         (20,150)       (119,055)
   Proceeds  from maturing  investment
      securities held to maturity               12,700          27,764
   Proceeds  form  sales  of  trading
      account securities                            --           1,415
   Net decrease in federal funds sold
      and other short-term investments          86,000         108,100
   Net increase  in  loans  made  to
      customers                               (105,012)       (222,710)
   Purchases of premises and equipment,
      net of sales                              (3,326)         (3,058)
   Net cash provided by (used  in)
      investing activities                      30,380        (309,540)
Cash flows from financing activities:
   Net (decrease)increase in deposits          (33,038)         75,326
   Net (decrease)increase in short-term
      borrowings                               (14,355)         33,554
   Advances of long-term debt                   30,000         183,000
   Repayments of long-term debt                 (3,036)        (31,033)
   Dividends paid to common shareholders       (30,974)        (29,276)
   Addition of common shares to treasury       (55,309)        (46,036)
   Common stock issued, net of
      cancellations                              1,014           4,441
   Net cash (used in) provided by
      financing activities                    (105,698)        189,976
   Net increase (decrease) in cash and
      cash equivalents                           3,783          (9,201)
   Cash and cash equivalents at January 1      161,561          185,921
   Cash and cash equivalents at June 30        165,344          176,720
Supplemental disclosure of cash flow
   information:
     Cash  paid  during the period  for
      interest on deposits and borrowings   $   98,699        $  80,585
     Cash  paid  during the period  for
      federal and state income taxes            28,350           28,179
     Transfer of Ramapo securities from
      held to maturity to available for sale        --           42,387

See accompanying notes to consolidated financial statements.

                        VALLEY NATIONAL BANCORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of June 30, 2000 and December 31, 1999, the Consolidated Statements of Income for the six and three month periods ended June 30, 2000 and 1999 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented have been made.

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

2.   Earnings Per Share

Earnings per share ("EPS") amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared April 6, 2000 to Shareholders of record on May
5, 2000 and issued May 16, 2000.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the six and three months ended
June 30, 2000 and 1999.


                           Six Months Ended     Three Months Ended
                               June 30,              June 30,
                            2000       1999       2000       1999
                           (in thousands, except for share data)
Net income               $ 53,603    $ 51,886   $  26,660    $25,397

Basic  weighted-average
number of
shares outstanding     61,206,797  64,243,687  60,491,929 63,930,027

Plus: Common stock
equivalents               572,761     661,854     619,391    706,671

Diluted weighted-
average number
of shares outstanding  61,779,558  64,905,541  61,111,320 64,636,698

Earnings per share:
     Basic            $      0.88  $     0.81  $     0.44 $    0.40
     Diluted                 0.87        0.80        0.44      0.39



Common stock equivalents for the six and three months ended  June
30, 2000 exclude 488 thousand and 255 thousand common stock options, respectively because the exercise prices exceed the average market value.


3.   Recent Developments

     During the second quarter, Valley announced that it had entered
into   a   definitive  contract  to  acquire   Hallmark   Capital
Management, Inc. ("Hallmark"), a Fairfield, N J-based investment management firm with $190 million of assets under management. The transaction closed July 6, 2000. Under the terms of the
agreement,  Valley  will  continue Hallmark's  operations   as  a
wholly-owned subsidiary of Valley National Bank.

     Also during the second quarter Valley announced that its Board of Directors authorized the Company to purchase up to 3,000,000 shares of the Company's outstanding common stock. At June 30, 2000, 8,170 shares had been repurchased under this program. Purchases may be made from time to time in the open market or in
privately   negotiated  transactions  at  prices  not   exceeding
prevailing market prices.  Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes. This is in addition to the  3,000,000 common shares authorized by the Board of Directors
in  December 1999, of which all shares have been purchased.   The
majority of these shares were reissued for the stock dividend which was issued May 16, 2000.

4.   Accumulated Other Comprehensive Income (Loss)

Valley's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the six and three months ended June 30, 2000 and 1999.


                                       Six Months     Six Months
                                          Ended          Ended
                                      June 30, 2000  June 30, 1999
                                             (in thousands)

Net income                                  $53,603            $51,886
Accumulated other comprehensive
   income, net of tax:
     Foreign currency translation
     adjustments                               (173)               349
  Unrealized losses on securities:
     Unrealized holding losses
      arising during period        $(1,797)            $(8,733)
     Less: reclassification
      adjustment for gains realized
        in net income                   --               1,544
     Net unrealized losses                  (1,797)             (7,189)
  Other comprehensive loss                  (1,970)             (6,840)
  Accumulated  other  comprehensive
     income                                $51,633            $ 45,046


                                      Three Months   Three Months
                                          Ended          Ended
                                      June 30, 2000  June 30, 1999
                                             (in thousands)

Net income                                 $26,660            $25,397

Accumulated other comprehensive
   income, net of tax:
    Foreign currency translation              (160)               205
     adjustments
    Unrealized gains(losses)on
     securities:
    Unrealized holding gains
     (losses) arising during        $1,070           $(4,836)
     period
    Less: reclassification
     adjustment for gains realized
     in net income                      --               290
     Net unrealized gains (losses)            1,070            (4,546)
    Other comprehensive income (loss)           910            (4,341)
    Accumulated  other  comprehensive
     income                                  $27,570          $21,056

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

Earnings Summary

Net income for the six months ended June 30, 2000 was $53.6 million, or $0.87 per diluted share. These results compare with net income of $51.9 million, or $0.80 per diluted share for the same period in 1999 (1999 earnings per share amounts have been restated to give effect to a 5 percent stock dividend issued May 16, 2000). The annualized return on average equity increased to
20.25 percent from 17.60 percent, while the annualized return on average assets decreased to 1.72 percent from 1.74 percent, for the six months ended June 30, 2000 and 1999, respectively.

Net  income was $26.7 million or $0.44 per diluted share for the three  month  period  ended June 30, 2000, compared  with  $25.4 million or $0.39 per diluted share for the same period in 1999.

The six and three month net income and net income per diluted share for 1999 include a pre tax merger -related charge of $3.0 million.

Net Interest Income

Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $130.5 million compared with $130.0 million for the six months ended June 30, 1999. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans, combined with higher average interest rates for these interest earning assets. This was offset by an increase in average rates paid on both savings and time deposits, offset by slightly lower average balances in both of these categories. Net interest income was also negatively impacted by the increase in the average balance and the rate associated with short-term borrowings and long-term debt and the use of funds for the repurchase of the Valley common stock. The net interest margin decreased to 4.36 percent for the six months ended June 30, 2000 compared with 4.56 percent for the same period in 1999. Assuming a rising interest rate environment, the net interest margin is expected to continue to decline.* While loans have been growing, competition for loans has caused rates on new loans and total interest earning assets to increase at a slower pace than rates on interest bearing liabilities.

Average interest earning assets increased $283.1 million or 5.0 percent for the six months ended June 30, 2000 over the same period in 1999. This was mainly the result of the increase in average balance of loans of $381.8 million or 9.1 percent offset partly by the decrease in average balance of taxable investments of $61.1 million or 4.8 percent and federal funds sold and other short-term investments of $41.3 million or 44.2 percent.

Average interest bearing liabilities for the six months ended June 30, 2000 increased $268.6 million or 6.0 percent from the same period in 1999. Average savings deposits decreased $33.1 million or 1.6 percent and average time deposits decreased $4.0 million. Average short-term borrowings increased $52.6 million or 86.6 percent and long-term debt, which includes primarily FHLB advances, increased $253.0 million, or 77.5 percent. Average demand deposits increased $75.5 million or 8.7 percent over 1999 balances.

Average interest rates, in all categories of interest earning assets, increased during the six months ended June 30, 2000 compared with the six months ended June 30, 1999. The average interest rate for loans increased 12 basis points to 8.03 percent. Average interest rates on total interest earning assets increased 25 basis points to 7.65 percent. Average interest rates on deposits increased by 41 basis points to 3.86 percent. Average interest rates also increased on total interest bearing liabilities by 54 basis points to 4.16 percent from 3.62 percent. Although both interest earning assets and interest bearing liabilities increased relatively at the same volume, the decline in the net interest margin from 4.56 percent for the six months ended June 30, 1999 to 4.36 percent in 2000 resulted from interest rates on total interest bearing liabilities increasing at a faster pace than interest rates on total interest earning assets. Additionally, the use of capital to purchase treasury shares during the quarter and six months ended June 30, 2000 contributed to the decline in the net interest margin.

Net interest income on a tax equivalent basis decreased to $65.0 million from $65.4 million for the three months ended June 30, 2000 compared with the same period in 1999. This can be attributed to an increase of $206.9 million in average balance and an increase of 32 basis points in the rate earned on total interest earning assets. These increases were offset by a $198.0 million increase in average balance and an increase of 60 basis points in the rate paid on total interest bearing liabilities. The net interest margin decreased to 4.33 percent for the three months ended June 30, 2000 compared with 4.51 percent for the same period in 1999 as a result of the increase of 32 basis points in the rate earned on average interest earning assets offset by the greater increase of 60 basis points in the rate paid on average interest bearing liabilities.

The following table reflects the components of net interest income for each of the six months ended June 30, 2000 and 1999.
 ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
             NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

               Six Months Ended June 30, 2000   Six Months Ended June 30, 1999
               Average             Average      Average              Average
               Balance  Interest   Rate         Balance   Interest   Rate

                                   (in thousands)
Assets
Interest
earning
assets
Loans (1)(2) $4,564,214  $183,262  8.03%     $4,182,369  $ 165,358   7.91%
Taxable
investments(3)1,207,762    38,610  6.39       1,268,900     37,896   5.97
Tax-exempt
investments
(1)(3)          166,289     5,663  6.81         162,580      5,518   6.79
Federal
funds sold
and other
short-term
investments      52,029     1,564  6.01          93,317      2,318   4.97
Total
interest
earning
assets        5,990,294  $229,099  7.65       5,707,166  $ 211,090   7.40
Allowance
for loan
losses          (55,790)                        (54,929)
Cash and due
from banks      143,352                         148,703
Other assets    178,276                         174,173
Unrealized
(loss) gain
on securities
available
or sale         (30,377)                          2,590
Total assets $6,225,755                      $5,977,703


Liabilities and
Shareholders'
Equity
Interest
bearing
liabilities
Savings
deposits     $1,999,166  $ 24,183  2.42%     $2,032,227   $ 20,103   1.98
Time
deposits      2,054,301    54,081  5.27       2,058,298     50,454   4.90
Total
interest
bearing
deposits      4,053,467    78,264  3.86       4,090,525     70,557   3.45
Short-term
borrowings      113,287     3,011  5.32          60,700      1,246   4.11
Long-term
debt            579,703    17,372  5.99         326,661      9,295   5.69
Total
interest
bearing
liabilities   4,746,457    98,647  4.16       4,477,886     81,098   3.62
Demand
deposits        945,093                         869,578
Other
liabilities       4,828                          40,703
Shareholders'
equity          529,377                         589,536
Total
liabilities
and
shareholders'
equity       $6,225,755                      $5,977,703
Net interest
income (tax)
equivalent
basis)                    130,452                         129,992
Tax
equivalent
adjustment                 (2,220)                         (2,151)
Net interest
income                    128,232                         127,841
Net interest
rate
differential                       3.49%                             3.78%
Net interest
margin (4)                         4.36%                             4.56


(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans  are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following table reflects the components of net interest income for each of the three months ended June 30, 2000 and 1999.


 ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
             NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

          Three Months Ended June 30, 2000    Three Months Ended June 30, 1999
             Average                Average    Average             Average
             Balance    Interest    Rate       Balance   Interest   Rate
                                (in thousands)
Assets
Interest
earning
assets
Loans(1)(2)$4,584,696   $92,579,696   8.08%     $4,225,243   $83,425    7.90%
Taxable
investments
(3)         1,192,422        19,181   6.43       1,290,515    19,206    5.95
Tax-exempt
investments
(1)(3)        167,853         2,869   6.84         168,279     2,841    6.75
Federal
funds sold
and other
short-term
investments    57,185           900   6.30         111,196     1,429    5.14
Total
interest
earning
assets      6,002,156      $115,529   7.70       5,795,233  $106,901    7.38%
Allowance
for loan
losses        (55,889)                             (54,323)
Cash and due
from
banks         140,546                              147,557
Other assets  180,744                              171,528
Unrealized
loss on
securities
available
for sale      (31,054)                               (541)
Total
assets     $6,236,503                          $6,059,454

Liabilities
and
Shareholders'
Equity
Interest
bearing
Liabilities
Savings
deposits   $1,993,932     $12,110   2.43%     $2,036,849     $10,097    1.98%
Time
deposits    2,047,344      27,709   5.41       2,093,593      25,538    4.88
Total
interest
bearing
deposits    4,041,276      39,819   3.94       4,130,442      35,635    3.45
Short-term
borrowings    125,077       1,752   5.60          64,321         667    4.15
Long-term
debt          592,858       8,925   6.02         366,437       5,235    5.71
Total
interest
bearing
Liabilities 4,759,211      50,496   4.24       4,561,200      41,537    3.64
Demand
deposits      956,979                            876,182
Other
liabilities     3,782                             37,802
Shareholders'
equity        516,531                            584,270
Total
liabilities
and
shareholders'
equity     $6,236,503                         $6,059,454
Net interest
income
(tax
equivalent
basis)                     65,033                              65,364
Tax
equivalent
Adjustment                 (1,122)                             (1,107)
Net interest
income                    $63,911                             $64,257
Net interest
rate
Differential                        3.46%                              3.74%
Net interest
margin (4)                          4.33%                              4.51%


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

        CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                  Six Months ended June 30,   Three Months ended June 30,
                  2000 Compared to 1999       2000 Compared to 1999
                  Increase(Decrease)(2)       Increase(Decrease)(2)
                  Interest  Volume   Rate     Interest  Volume   Rate
                                 (in thousands)
Interest income:
  Loans (1)     $ 17,904  $15,298  $ 2,606  $ 9,154   $7,224  $ 1,930
  Taxable
    investments      714   (1,878)   2,592      (25)  (1,517)   1,492
  Tax-exempt
    investments(1)   145      126       19       28       (7)      35
   Federal  funds
    sold and
    other short-
    term
    investments     (754)  (1,172)     418     (529)   (801)     272
                  18,009   12,374    5,635    8,628   4,899    3,729
Interest expense:
  Savings deposits 4,080     (332)   4,412    2,013    (217)   2,230
  Time deposits    3,627      (98)   3,725    2,171    (575)   2,746
  Short-term
    borrowings     1,765    1,317      448    1,085     791      294
  Long-term debt   8,077    7,558      519    3,690   3,395      295
                  17,549    8,445    9,104    8,959   3,394    5,565
Net interest
  income
  (tax equivalent
  basis)             460   3,929    (3,469)    (331)   1,505  (1,836)




(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the six and three months ended June 30, 2000 and 1999.

                           NON-INTEREST INCOME

                         Six Months ended June 30,  Three Months ended June 30,
                           2000      1999              2000      1999
                                           (in thousands)

Trust and investment
  services               $ 1,503    $ 1,096          $  783      $  554
Service charges on
  deposit accounts         7,960      7,091           4,334       3,572
Gains on securities
  transactions, net           --      2,431              --         456
Fees from loan
  servicing                5,512      3,853           2,782       1,921
Credit card fee income     4,053      4,199           2,103       2,208
Gains on sales of
loans, net                 1,349      1,448             584         785
Other                      3,888      4,404           2,049       2,303
  Total  non-interest
  income                $ 24,265    $24,522         $12,635     $11,799

Non-interest income continues to represent a considerable source of income for Valley. Total non-interest income amounted to $24.3 million for the six months ended June 30, 2000 while the comparable amount for the prior year period, excluding security gains, was $22.1 million. For the quarter ended June 30, 2000 total non-interest income excluding security gains, was $12.6 million compared with $11.3 million for the quarter ended June 30, 1999.

Trust   and  investment  services  includes  income  from  trust
operations, brokerage commissions, and asset management fees. Trust and investment services income increased $407 thousand or
37.1 percent for the six months ended June 30, 2000 from the same period in 1999 and $229 thousand for the quarter.
Additional  fee  income  to the operations  of  Valley  resulted primarily from the July 30, 1999 acquisition of New Century Asset Management, Inc. ("New Century"), a NJ-based money manager. The transaction was accounted for as a purchase.

During the second quarter of 2000, Valley announced that it had entered into a definitive contract to acquire Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, N J-based investment management firm with $190 million of assets under management. The transaction closed July 6, 2000 and was accounted for as a purchase. Under the terms of the agreement, Valley will continue Hallmark's operations as a wholly-owned subsidiary of Valley National Bank. The generation of this fee based business is expected to contribute additional fee income to the operations of Valley beginning in the third quarter of 2000.*

Service  charges on deposit accounts increased $869 thousand  or
12.3 percent from $7.1 million for the six months ended June 30, 1999 to $8.0 million for the same period in 2000 and increased $762 thousand from $3.6 million for the quarter ended June 30, 1999 to $4.3 million for the quarter ended June 30, 2000. A majority of this increase is due to the implementation of new service fees and increased emphasis placed on collection efforts which occurred during the second quarter of 2000.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 43.1 percent from $3.9 million for the six months ended June 30, 1999 to $5.5 million for the six months ended June 30, 2000 due to an increase in the size of the servicing portfolio. The increase in the servicing portfolio was due mainly to the acquisition of servicing of several residential mortgage portfolios with an unpaid principal balance of approximately $668.2 million, which were acquired at the end of 1999. For the three months ended June 30, 2000 fees from loan servicing were $2.8 million, an increase of $861 thousand or 44.8% percent form the same period in 1999.

Other non-interest income decreased $516 thousand to $3.9 million for the six months ended June 30, 2000 compared with $4.4 million for the six months ended June 30, 1999. This decrease is primarily attributable to the gain of $399 thousand realized on the sale of OREO properties during the six months ended June 30, 1999.

Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 2000 and 1999.


                                   NON-INTEREST EXPENSE
                           Six Months Ended     Three Months Ended
                               June 30,              June 30,
                           2000       1999       2000       1999
                                       (in thousands)
Salary expense             $30,640     $28,465     $15,417    $14,047
Employee benefit expense     6,579       6,311       3,449      3,171
FDIC insurance premiums        525         624         262        311
Occupancy and equipment
  expense                    9,940       9,796       4,741      5,054
Credit card expense          2,575       2,646       1,343      1,332
Amortization of
  intangible assets          3,579       2,142       1,920        818
Advertising                  2,212       2,234       1,288      1,396
Merger-related charges           -       3,005           -      3,005
Other                       12,174      12,278       6,217      6,102
    Total  non-interest
    expense                $68,224     $67,501     $34,637    $35,236



Non-interest expense totaled $68.2 million and $34.6 million for the six and three months ended June 30, 2000. This represents an increase of 5.8 percent and 7.5 percent over the respective six month and three month 1999 levels after excluding the $3.0 million merger-related charge. The largest components of non-interest expense are salaries and employee benefit expense which totaled $37.2 million for the six months ended June 30, 2000 compared with $34.8 million in the comparable period of 1999 and $18.9 million for the quarter ended June 30, 2000 compared with $17.2 million for the quarter ended June 30, 1999. At June 30, 2000, full-time equivalent staff was 1,898 compared with 1,813 at June 30, 1999.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 2000 was 44.3 percent, one of the lowest in the industry, compared with an efficiency ratio of 43.9 percent for the year ended December 31, 1999 and 42.6 percent for the six months ended June 30, 1999. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Amortization of intangible assets increased to $3.6 million for the six months ended June 30, 2000 from $2.1 million in 1999, representing an increase of $1.4 million or 67.1 percent. The majority of this expense resulted from the amortization of residential mortgage servicing rights totaling $2.8 million during 2000. An increase in the servicing portfolio is responsible for the increase in amortization expense. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance. For the three months ended June 30, 2000 amortization of intangible assets increased $1.1 million or 134.7 percent to $1.9 million. The majority of this increase is due to the increase in the amortization of the servicing portfolio.

The $3.0 million of merger-related charges resulted from the June 1999 acquisition of Ramapo Financial Corporation.

The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $6.2 million and $6.5 million for the six months ended June 30, 2000 and 1999, respectively, and $3.0 million and $2.7 million for the three months ended June 30, 2000 and 1999, respectively.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.5 percent and 32.9 percent for the six and three months ended June 30, 2000 respectively, compared with 36.0 percent and 35.0 percent for the same periods in 1999. The reduction in the effective tax rate is mainly attributable to a business plan implemented during the second quarter of 1999. The effective tax rate for 2000 is expected to approximate 34 percent.*


Business Segments

VNB has four business segments it monitors and reports on to manage its business operations. These segments are commercial lending, consumer lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other six business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table represents the financial data for the six months ended June 30, 2000 and 1999.

                             Six Months Ended June 30, 2000
                                     (in thousands)

                                                          Corporate
                       Consumer  Commercial  Investment   and Other
                       Lending   Lending     Management   Adjustments    Total


Average interest-
earning assets        $2,800,795  $1,799,925  $1,389,574  $   --     $5,990,294

Income  (loss) before
income taxes          $   35,110  $   32,581  $   14,271  $ (1,389)  $   80,573

Return on average
interest-earning
assets (pre-tax)            2.51%       3.62%       2.05%      --%        2.69%


                             Six Months Ended June 30, 1999
                                     (in thousands)



                                                        Corporate
                       Consumer Commercial  Investment  and Other
                       Lending  Lending     Manageme    Adjustments   Total


Average interest-
earning assets        $2,632,965  $1,658,465 $1,415,736      --      $5,707,166

Income  (loss) before
income taxes          $   35,983  $   32,192 $   14,712  $ (1,800)   $  81,087

Return on average
interest-earning
assets (pre-tax)            2.73%       3.88%     2.08%       --%         2.84%


Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.51 percent for the six months ended June 30, 2000 compared to 2.73 percent for the six months ended June 30, 1999. Average interest-earning assets increased $167.8 million, attributable to an increase in residential lending. Average interest rates on consumer loans increased by 23 basis points, while the cost of funds increased by 45 basis points. Income before income taxes remained relatively unchanged.

Commercial Lending

The return on average interest-earning assets before taxes decreased 26 basis points to 3.62 percent for the six months ended June 30, 2000. Average interest-earning assets increased $141.5 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 23 basis points, offset by an increase in the cost of funds of 45 basis points. Income before income taxes increased by $389 thousand as a result of an increase in average interest-earning assets.

Investment Management

The return on average interest earning assets before taxes decreased to 2.05 percent for the six months ended June 30, 2000 compared to
2.08 percent for the six months ended June 30, 1999. The yield on interest earning assets increased by 13 basis points to 6.34 percent, offset by an increase in the cost of funds of 45 basis points to 3.29 percent. Average interest-earning assets decreased by $26.2 million and income before income taxes decreased $441 thousand.

Corporate and Other Adjustments

Corporate and other adjustments represent income and expense items not directly attributable to a specific segment which may include merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $1.4 million for the six months ended June 30, 2000 compared with a loss before taxes of $1.8 million for the six months ended June 30, 1999. The pre-tax merger related charges of $3.0 million incurred in the second quarter of 1999 were offset by net gains realized on securities transactions, of $2.0 million in the first quarter of 1999.

The following table represents the financial data for the three months ended June 30, 2000 and 1999.

                            Three Months Ended June 30, 2000
                                     (in thousands)

                                                        Corporate
                     Consumer  Commercial   Investment  and Other
                     Lending   Lending      Management  Adjustments   Total


Average interest-
earning assets      $2,809,414  $1,811,217  $1,381,525  $     --     $6,002,156

Income  (loss) before
income taxes        $   16,838  $   16,261  $    7,038  $    (428)   $   39,709

Return on average
interest-earning
assets (pre-tax)         2.40%       3.59%        2.04%        --%        2.65%




                            Three Months Ended June 30, 1999
                                     (in thousands)


                                                         Corporate
                       Consumer Commercial  Investment   and Other
                       Lending  Lending     Management   Adjustments   Total


Average interest-
earning assets       $ 2,662,965 $ 1,706,532 $ 1,425,736       --     $ 233


Income  (loss) before        $        $         $         $        $
income taxes            19,327   17,796     7,385   (5,463)   39,045

Return   on   average
interest-earning
     assets (pre-tax)    2.90%    4.17%     2.07%       --%    2.69%

Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.40 percent for the three months ended June 30, 2000 compared to 2.90 percent for the three months ended June 30, 1999. Average interest-earning assets increased $146.4 million, attributable to an increase in residential lending. Average interest rates on consumer loans increased by 29 basis points, while the cost of funds increased by 43 basis points. Income before income taxes decreased $2.5 million to $16.8 million as a result of an increase in the internal expense transfer .

Commercial Lending

The return on average interest-earning assets before taxes decreased 58 basis points to 3.59 percent for the three months ended June 30, 2000. Average interest-earning assets increased $104.7 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 26 basis points, offset by an increase in the cost of funds of 54 basis points. Income before income taxes decreased by $1.5 million mainly as a result of an increase in the cost of funds offset by a lesser increase in the yield on average interest-earning assets.

Investment Management

The return on average interest earning assets before taxes decreased to 2.04 percent for the three months ended June 30, 2000 compared with 2.07 percent for the three months ended June 30, 1999. The yield on interest earning assets increased by 31 basis points to 6.39 percent, offset by an increase in the cost of funds of 59 basis points to 3.37 percent. Average interest-earning assets decreased by $44.2 million and income before income taxes decreased $347 thousand.

Corporate and Other Adjustments

Corporate and other adjustments represent income and expense items not directly attributable to a specific segment which may include merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $428 thousand for the three months ended
June 30, 2000 compared with a loss of $5.5 million for the three months ended June 30, 1999. The increase in the loss was the result of the pre-tax merger-related charges incurred in the second quarter of 1999.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. Assuming a rising interest rate environment, the net interest margin and net interest income are expected to continue to decline.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.2 billion and $1.3 billion at June 30, 2000 and December 31, 1999, respectively. This represents 20.0 percent and 22.0 percent of earning assets, and 18.9 percent and 20.9 percent of total assets at June 30, 2000 and December 31, 1999, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $4.4 billion for both the six months ended June 30, 2000 and $3.5 billion for the year ended December 31, 1999, representing 73.1 percent and 73.3 percent of average earning assets. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley borrowed from the FHLB as part of a leverage strategy and matched funding to increase earning assets and net interest income. As of June 30, 2000, Valley had outstanding advances of $461.5 million with the FHLB and repurchase agreements of $130.0 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2000 there were no proceeds from the sales of investment securities available for sale, and proceeds of $93.1 million were generated from investment maturities. Purchases of investment securities for the six months ended June 30, 2000 were $39.6 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $734.7 million and $637.1 million, on average, for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively.

Valley National Bancorp's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley National Bancorp may repurchase shares of its outstanding common stock. The cash required for a purchase of shares can be met by using the Bancorp's own funds, dividends received from its subsidiary bank as well as borrowed funds. At June 30, 2000 Valley maintained a floating rate line of credit in the amount of $35 million, of which $25 million was drawn. This line is available for general corporate purposes and expires June 15, 2001. Borrowings under this facility are collateralized by mortgage-backed and equity securities.

As of June 30, 2000, Valley had $941.1 million of securities available for sale recorded at their fair value, compared with $1.0 billion at December 31, 1999. As of June 30, 2000, the investment securities available for sale had an unrealized loss of $18.1 million, net of deferred taxes, compared to an unrealized loss of $16.3 million, net of deferred taxes, at December 31, 1999. This change was primarily due to a decrease in prices resulting from an increasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of June 30, 2000, total loans were $4.6 billion, unchanged from December 31, 1999. The following table reflects the composition of the loan portfolio as of June 30, 2000 and December 31, 1999.

LOAN PORTFOLIO

                                     June 30,          December 31,
                                       2000               1999
                                           (in thousands)

        Commercial                   $ 549,927           $ 512,164
         Total commercial loans      $ 549,927           $ 512,164

        Construction                   116,409             123,531
        Residential mortgage         1,290,133           1,247,721
        Commercial mortgage          1,206,117           1,164,065
         Total mortgage loans        2,612,659           2,535,317

        Home equity                    289,920             276,261
        Credit card                     87,851              92,097
        Automobile                   1,019,825           1,053,457
        Other consumer                  69,455              85,456
         Total consumer loans        1,467,051           1,507,271

        Total loans                 $4,629,637          $4,554,752

        As a percent of total
        loans:
        Commercial loans                 11.9 %               11.2 %
        Mortgage loans                   56.4                 55.7
        Consumer loans                   31.7                 33.1
         Total                          100.0                100.0


The majority of the increase in loans during 2000 was divided among commercial loans, residential mortgage loans and commercial mortgage loans. It is not known if the trend of increased lending in these loans types will continue, especially if interest rates continue to increase. Automobile loan growth has been partially hampered by low interest rates offered by automobile manufacturers as incentives in their attempt to sell vehicles. These rates are substantially lower than what Valley can offer. Residential loan origination volume has begun to soften with the rise in interest rates. Refinance activity has mostly disappeared with higher interest rates and new purchase originations also have begun to decline with the Federal Reserve's attempt to slow the economy.

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

Non-performing assets totaled $6.8 million at June 30, 2000, compared with $5.7 million at December 31, 1999, an increase of $1.1 million or 19.0 percent. Non-performing assets at June 30, 2000 and December 31, 1999, respectively, amounted to 0.15 percent and 0.13 percent of loans and OREO, respectively.

Loans 90 days or more past due and not included in the non-performing category totaled $11.5 million at June 30, 2000, compared with $11.7 million at December 31, 1999. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.1 million at June 30, 2000 and $1.5 million at December 31, 1999, respectively.

The   following  table  sets  forth  non-performing  assets  and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                        LOAN QUALITY

                                   June 30,     December 31,
                                     2000          1999
                                        (in thousands)
 Loans past due in
  excess of 90 days and still
  accruing                         $11,538        $11,698
 Non-accrual loans                 $ 6,166        $ 3,482
 Other real estate owned               662          2,256
   Total non-performing            $ 6,828        $ 5,738
 Troubled debt
   restructured loans              $ 4,765        $ 4,852
 Non-performing loans
   as a % of loans                    0.13%          0.08%
 Non-performing  assets
   as a % of loans plus other
   real estate owned                  0.15%          0.13%
 Allowance as a % of loans            1.19%          1.21%


At June 30, 2000 the allowance for loan losses amounted to $55.2 million, relatively unchanged from the $55.1 million at year-end 1999. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. The provisions charged to operations for the six and three months ended June 30, 2000 were $3.7 million and $2.2 million, compared with $3.8 and $1.8 million for the same periods in 1999. Net loan charge-offs were $3.7 million and $2.4 million for the six and three months ended June 30, 2000 compared with $3.5 million and $1.9 million for the six and three months ended June 30, 1999.

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

During the first six months of 2000, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels.


Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity. At June 30, 2000, shareholders' equity totaled $520.6 million or 8.3 percent of total assets, compared with $553.5 million or 8.7 percent at year-end 1999.

On May 23, 2000 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. This is in addition to the 3,000,000 shares authorized by the Board of Directors in December 1999 for which Valley has completed the purchase of 3 million shares. The majority of these shares were reissued for the stock dividend which was issued May 16, 2000. As of June 30, 2000 Valley had repurchased 8,170 shares of its common stock under the new repurchase program. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

Included in shareholders' equity as components of accumulated other comprehensive income at June 30, 2000 was an $18.1 million unrealized loss on investment securities available for sale, net of tax, and a translation adjustment loss of $591 thousand related to the Canadian subsidiary of VNB, compared with an unrealized loss of $16.3 million and a $418 thousand translation adjustment loss at December 31, 1999.

Valley's capital position at June 30, 2000 under risk-based capital guidelines was $534.5 million, or 10.8 percent of risk-weighted assets, for Tier 1 capital and $589.7 million, or 11.9 percent for Total risk-based capital. The comparable ratios at December 31, 1999 were 11.6 percent for Tier 1 capital and 12.8 percent for Total risk-based capital. At June 30, 2000 and 1999, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.6 percent and 9.1 percent, respectively. Valley's ratios at June 30, 2000 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book  value  per  share  amounted to $8.61  at  June  30,  2000 compared with $8.83 per share at December 31, 1999.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 42.2 percent for the six months ended June 30, 2000, compared with 46.5 percent for the six months ended June 30, 1999. Cash dividends declared amounted to $0.51 per share, for the six months ended June 30, 2000, equivalent to a dividend payout ratio of 57.8 percent, compared with 53.5 percent for the same period in 1999. Valley declared a five percent stock dividend on April 6, 2000 to shareholders of record on May 5, 2000, and issued May 16, 2000. The annual dividend rate was increased from $0.99 per share, on an after stock dividend basis, to $1.04 per share. The increased cash dividend, which is payable quarterly, began on July 3, 2000. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncement

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

In June of 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement
No. 133 and 137," which amends the accounting and reporting standards of SFAS No. 133 for derivative instruments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See page 20 for a discussion of interest rate sensitivity.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          (27) Financial Data Schedule

     b)   Reports on Form 8-K

          1) Filed April 6, 2000 to report the declaration of the Company's 5 percent stock dividend on the Company's outstanding common stock issued May 16, 2000.

          2) Filed May 23, 2000 to report the purchase of up to 3,000,000 shares of its outstanding common stock.

   (10) Contracts

          A. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 10, 1989.

          B.   Amendments to 1989 Long-term Stock Incentive Plan.

          C.   Amendments to 1999 Long-term Stock Incentive Plan.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY NATIONAL BANCORP
                                        (Registrant)



 Date:    August 11, 2000               /s/ Peter Southway
                                        PETER SOUTHWAY
                                        VICE CHAIRMAN




 Date:    August 11, 2000              /s/ Alan D. Eskow
                                       ALAN D. ESKOW
                                       SENIOR VICE PRESIDENT AND CONTROLLER
                                       FINANCIAL ADMINISTRATION

                                    EXHIBIT INDEX

Exhibit Number           Exhibit Description

(10)A                    Valley National Bancorp Long-Term Stock Incentive Plan

(10)B                    Amendments to 1989 Long-Term Stock Incentive Plan

(10)C                    Amendments to 1999 Long-Term Stock Incentive Plan

(27)                     Financial Data Schedule