Form 10-Q
period 2000-09-30
VALLEY NATIONAL BANCORP
filed 2000-11-14
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.20549
                               -----------------
                                    FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 2000

          [   ]   Transition Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the transition period from __________ to __________

                   Commission File Number 1-11277

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

Common Stock (No par value), of which 59,974,850 shares were outstanding as of November 8, 2000.

                                TABLE OF CONTENTS


                                                                   Page Number

PART I    FINANCIAL INFORMATION

          Item 1.     Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)
                      September 30, 2000 and December 31, 1999               3

          Consolidated Statements of Income (Unaudited)
                      Nine and Three Months Ended September 30, 2000
                      and 1999                                               4

          Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 2000 and 1999          5

          Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         25

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   26


          SIGNATURES                                                         27

                                      PART I


Item 1.  Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except per share data)

                                                  September 30,    December 31,
                                                      2000            1999
Assets
Cash and due from banks                             $   172,939      $  161,561
Federal funds sold                                            -         123,000
Investment securities held to maturity, fair value
   of  $298,576 and $318,329 in 2000 and 1999,
   respectively                                         341,576         351,501
Investment securities available for sale                989,505       1,005,419
Loans                                                 4,592,211       4,542,567
Loans held for sale                                      10,296          12,185
Total loans                                           4,602,507       4,554,752
Less: Allowance for loan losses                         (55,363)       (55,120)
Net loans                                             4,547,144       4,499,632
Premises and equipment, net                              86,236          84,790
Accrued interest receivable                              38,225          35,504
Other assets                                             90,773          98,987
       Total assets                                 $ 6,266,398     $ 6,360,394

Liabilities
Deposits:
   Non-interest bearing                               $ 958,278      $  931,016
   Interest bearing:
     Savings                                          1,910,657       2,018,530
     Time                                             2,062,200       2,101,709
          Total deposits                              4,931,135       5,051,255
Short-term borrowings                                   168,055         129,065
Long-term debt                                          591,828         564,881
Accrued expenses and other liabilities                   51,812          61,693
          Total liabilities                           5,742,830       5,806,894

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000
     shares; none issued                                     -               -
Common stock, no par value, authorized 108,527,344
   shares; issued 60,610,684 shares in 2000 and
   60,621,040 shares in 1999                             25,963          25,943
Surplus                                                 325,901         325,147
Retained earnings                                       203,801         244,605
Unallocated common stock held by employee benefit plan     (822)          (965)
Accumulated other comprehensive loss                    (14,178)       (16,733)
                                                        540,665         577,997
Treasury stock, at cost (671,212 shares in 2000 and
   927,750 shares in 1999)                              (17,097)       (24,497)
     Total shareholders' equity                         523,568         553,500
          Total liabilities and shareholders'
          equity                                    $ 6,266,398     $ 6,360,394
  See accompanying notes to consolidated financial statements.



VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  (in thousands, except per share data)
                                          Nine Months Ended  Three Months Ended
                                            September 30,       September 30,
                                          2000        1999    2000        1999
  Interest Income
  Interest and fees on loans             $277,498   $250,977  $ 94,475 $ 85,839
  Interest and dividends on  investment
     securities:
       Taxable                             55,811     55,626    18,632   18,903
       Tax-exempt                           5,471      5,506     1,789    1,920
       Dividends                            2,124      1,782       693      608
  Interest on federal funds sold and other
       short-term investments               2,695      2,954     1,131      636
       Total interest income              343,599    316,845   116,720  107,906
  Interest Expense
  Interest on deposits:
       Savings deposits                    36,288     30,401    12,104   10,298
       Time deposits                       82,953     75,864    28,873   25,410
  Interest on short-term borrowings         4,787      2,007     1,776      761
  Interest on long-term debt               26,549     15,260     9,177    5,965
       Total interest expense             150,577    123,532    51,930   42,434
  Net Interest Income                     193,022    193,313    64,790   65,472
  Provision for loan losses                 5,430      6,095     1,730    2,320
  Net Interest Income after Provision
       for Loan Losses                    187,592    187,218    63,060   63,152
  Non-Interest Income
  Trust and investment services             2,443      1,632       940      535
  Service charges on deposit accounts      12,232     10,691     4,272    3,599
  Gains on securities transactions, net       117      2,570       117      140
  Fees from loan servicing                  8,281      5,990     2,769    2,137
  Credit card fee income                    6,162      6,497     2,110    2,299
  Gains on sales of loans, net              1,787      1,890       437      442
  Other                                     5,789      6,583     1,901    2,179
       Total non-interest income           36,811     35,853    12,546   11,331
  Non-Interest Expense
  Salary expense                           46,590     43,186    15,950   14,721
  Employee benefit expense                 10,003      9,978     3,423    3,667
  FDIC insurance premiums                     783        927       258      303
  Occupancy and equipment expense          15,896     14,937     5,956    5,141
  Credit card expense                       3,808      3,932     1,233    1,286
  Amortization of intangible assets         5,579      3,647     2,000    1,505
  Advertising                               3,108      3,389       895    1,155
  Merger-related charges                        -      3,005         -        -
  Other                                    17,913     18,423     5,740    6,145
       Total non-interest expense         103,680    101,424    35,455   33,923
  Income Before Income Taxes              120,723    121,647    40,151   40,560
  Income tax expense                       40,738     42,482    13,768   13,281
  Net Income                             $ 79,985   $ 79,165  $ 26,383 $ 27,279
  Earnings Per Share:
       Basic                              $  1.32    $  1.24   $  0.44  $  0.43
       Diluted                            $  1.30    $  1.23   $  0.44  $  0.43
  Weighted Average Number of Shares Outstanding:
       Basic                       60,803,028  63,905,848 60,004,266 63,241,185
       Diluted                     61,363,585  64,554,774 60,596,952 63,907,683
See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                            Nine Months Ended
                                                                September 30,
                                                            2000           1999
Cash flows from operating activities:
   Net income                                             $  79,985   $  79,165
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                          11,747       9,217
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                      1,175         654
      Provision for loan losses                               5,430       6,095
      Net amortization of premiums and accretion of discounts 1,562       3,307
      Gains on securities transactions, net                   (117)     (2,570)
      Proceeds from sales of loans                           34,089      67,489
      Gain on sales of loans, net                           (1,787)     (1,890)
      Proceeds from recoveries of previously
          charged-off loans                                   2,677       2,800
      Net decrease (increase) in accrued interest receivable
          and other assets                                      896    (16,414)
      Net (decrease) increase in accrued expenses and other
          liabilities                                       (12,141)     10,696
      Net cash provided by operating activities             123,516     158,549
Cash flows from investing activities:
      Purchases and originations of mortgage servicing
          rights                                             (1,119)    (8,005)
      Proceeds from sales of investment securities
          available for sale                                 10,141      26,774
      Proceeds from maturing investment securities
          available for sale                                121,044     360,067
      Purchases of investment securities
          available for sale                               (111,044)  (396,211)
      Purchases of investment securities held to maturity   (21,695)  (157,123)
      Proceeds from maturing investment securities held
          to maturity                                        30,931      46,271
      Proceeds from sales of trading account securities           -       1,415
      Net decrease in federal funds sold and other
           short-term investments                           123,000     108,100
      Net increase in loans made to customers               (87,921)  (323,148)
      Purchases of premises and equipment, net of sales      (7,614)    (5,117)
      Net cash provided by (used in) investing activities    55,723   (346,977)
Cash flows from financing activities:
      Net decrease in deposits                             (120,120)    (8,542)
      Net increase in short-term borrowings                  38,990      58,041
      Advances of long-term debt                             55,000     283,000
      Repayments of long-term debt                          (28,053)   (81,050)
      Dividends paid to common shareholders                 (46,648)   (44,301)
      Addition of common shares to treasury                 (70,035)   (46,036)
      Common stock issued, net of cancellations               3,005       3,081
      Net cash (used in) provided by financing activities  (167,861)    164,193
      Net increase (decrease) in cash and cash equivalents   11,378    (24,235)
      Cash and cash equivalents at beginning of period      161,561     185,921
      Cash and cash equivalents at end of period            172,939   $ 161,686
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest on deposits
          and borrowings                                    148,858     121,888
       Cash paid during the period for federal and state
          income taxes                                       40,007      40,329
       Transfer of securities from held to maturity to
          available for  sale                                     -      42,387
See accompanying notes to consolidated financial statements.

                                    VALLEY NATIONAL BANCORP
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of September 30, 2000 and December 31, 1999, the Consolidated Statements of Income for the nine and three month periods ended September 30, 2000 and 1999 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented have been made.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the nine and three months ended September 30, 2000 and 1999.

                                       Nine Months Ended  Three Months Ended
                                         September 30,       September 30,
                                     2000         1999     2000         1999
                                          (in thousands, except per share data)

Net income                        $   79,985  $  79,165  $   26,383   $  27,279

Basic weighted-average number of
shares outstanding                60,803,028 63,905,848  60,004,266  63,241,185

Plus:   Common stock equivalents     560,557    648,926     592,686     666,498

Diluted weighted-average number
of shares outstanding             61,363,585 64,554,774  60,596,952  63,907,683

Earnings per share:
     Basic                          $   1.32  $   1.24     $   0.44   $   0.43
     Diluted                            1.30      1.23         0.44       0.43


Common stock equivalents for the nine and three months ended September 30, 2000 exclude 254 thousand common stock options in both periods, because the exercise prices exceed the average market value.

3.       Recent Developments

         On September 6, 2000, Valley and Merchants New York Bancorp, Inc. ("Merchants") jointly announced that they have entered into a definitive merger agreement by which Valley will acquire Merchants. Merchants is the holding company for The Merchants Bank of New York ("Merchants Bank"), a commercial bank with $1.4 billion in assets operating seven offices all located in Manhattan. Merchants will be merged into Valley and Merchants Bank will be merged into Valley National Bank. The Merchants Bank will continue to operate in Manhattan, under its existing name, as a division of Valley National Bank. The acquisition of Merchants is structured as a tax-free merger to be accounted for as a pooling-of-interests. Each of the 18,647,543 outstanding shares of Merchants common stock will be exchanged for .7634 shares of Valley common stock. Valley will issue approximately 14,235,534 shares of its common stock in exchange for the outstanding shares of Merchants. At September 30, 2000, Merchants had $104.3 million of shareholders equity.

         The acquisition is conditioned upon necessary regulatory approvals, the approval of Valley and Merchants' shareholders and other customary conditions. The parties anticipate that the merger will be consummated in the first quarter of 2001.

Consummation of the merger requires approval of the Office of the Comptroller of the Currency ("OCC"). Valley filed an application for OCC approval on October 30, 2000. Valley also corresponded with the Federal Reserve Board on October 30, 2000 to obtain confirmation that it will waive its approval requirement to complete the merger based upon the OCC approval.

Both Valley and Merchants will hold their special shareholder meetings on Tuesday, December 5, 2000.


On September 19, 2000, Valley announced, in connection with the signing of the merger agreement, the termination of its common stock repurchase program of 3,000,000 shares as previously approved by its Board of Directors on May 23, 2000. As of September 19, 2000, 571,070 shares had been repurchased under this program.


4.       Other Comprehensive Income (Loss)

Valley's other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on securities.
The following table shows the related tax effects on each component of other comprehensive income for the nine and three months ended September
30, 2000 and 1999.

                                         Nine Months Ended  Nine Months Ended
                                         September 30, 2000  September 30, 1999
                                                     (in thousands)

Net income                                           $79,985         $79,165

Other comprehensive income, net of tax:
  Foreign currency translation adjustments              (280)            285
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period            $2,909           $(13,160)
     Less reclassification adjustment
          for gains realized in
          net income                          (74)            (1,631)
     Net unrealized gains (losses)                     2,835         (14,791)
  Other comprehensive income (loss)                    2,555         (14,506)
  Total other comprehensive income                   $82,539         $64,659


                                         Three Months Ended  Three Months Ended
                                         September 30, 2000  September 30, 1999
                                                    (in thousands)

Net income                                           $26,383         $27,279

Other comprehensive income, net of tax:
  Foreign currency translation adjustments              (108)            (63)
  Unrealized gains(losses) on securities:
  Unrealized holding gains (losses)
     arising during period                  $4,706             $(7,516)
     Less reclassification adjustment
        for gains realized in net income       (74)                (87)
     Net unrealized gains (losses)                     4,632          (7,603)
  Other comprehensive income (loss)                    4,524          (7,666)
  Total other comprehensive income                   $30,907        $ 19,613


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

Earnings Summary

Net income for the nine months ended September 30, 2000 was $80.0 million, or $1.30 per diluted share. These results compare with net income of $79.2 million, or $1.23 per diluted share for the same period in 1999 (1999 earnings per share amounts have been restated to give effect to a 5 percent stock dividend issued May 16, 2000). The annualized return on average equity increased to 20.28 percent from 18.14 percent, while the annualized return on average assets decreased to 1.71 percent from 1.76 percent, for the nine months ended September 30, 2000 and 1999, respectively.

Net income was $26.4 million or $0.44 per diluted share for the three month period ended September 30, 2000, compared with $27.3 million or $0.43 per diluted share for the same period in 1999. The annualized return on average equity increased to 20.35 percent from 19.25 percent, while the annualized return on average assets decreased to 1.70 percent from 1.80 percent, for the three months ended September 30, 2000 and 1999, respectively.

The nine month net income and net income per diluted share for 1999 include a pre tax merger -related charge of $3.0 million.

Net Interest Income

Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis remained basically unchanged at $196.3 million for the nine months ended
September 30, 2000 compared with $196.6 million for the same period in 1999. Although net interest income remained relatively unchanged, higher average balances of total interest earning assets, primarily loans, combined with higher average interest rates for these interest earning assets were recorded during 2000. For the nine months ended September 30, 2000, compared with the same period in the prior year, total interest bearing liabilities increased as well as the interest rates associated with these liabilities. Net interest income was also negatively impacted by the increase in the average balance and the rate associated with short-term borrowings and long-term debt and the use of funds for the repurchase of the Valley common stock. The net interest margin decreased to 4.37 percent for the nine months ended September 30, 2000 compared with 4.56 percent for the same period in 1999. Assuming a rising interest rate environment, the net interest margin is expected to continue to decline.* While loans have been growing, competition for loans has caused rates on new loans and total interest earning assets to increase at a slower pace than rates on interest bearing liabilities.

Average interest earning assets increased $241.1 million or 4.2 percent for the nine months ended September 30, 2000 over the same period in 1999. This was the result of the increase in average balance of loans of $344.0 million or 8.1 percent. Total investments decreased $102.9 million or 6.8 percent.

Average interest bearing liabilities for the nine months ended September 30, 2000 increased $228.0 million or 5.1 percent from the same period in 1999. Average savings deposits decreased $44.9 million or 2.2 percent and average time deposits decreased $13.9 million or 0.7 percent. Average short-term borrowings increased $55.1 million or 85.9 percent and long-term debt, which includes primarily FHLB advances, increased $231.8 million, or 65.8 percent. Average demand deposits increased $69.9 million or 7.9 percent over 1999 balances.

Average interest rates, in all categories of interest earning assets, increased during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The average interest rate for loans increased 18 basis points to 8.11 percent. Average interest rates on total interest earning assets increased 29 basis points to 7.72 percent. Average interest rates on deposits increased by 48 basis points to 3.94 percent. Average interest rates also increased on total interest bearing liabilities by 58 basis points to 4.23 percent from 3.65 percent. Although both interest earning assets and interest bearing liabilities increased relatively at the same volume, the decline in the net interest margin from 4.56 percent for the nine months ended September 30, 1999 to 4.37 percent in 2000 resulted from interest rates on total interest bearing liabilities increasing at a faster pace than interest rates on total interest earning assets. Additionally, the use of capital to purchase treasury shares during the quarter and nine months ended September 30, 2000 contributed to the decline in the net interest margin.

Net interest income on a tax equivalent basis decreased to $65.9 million from $66.6 million for the three months ended September 30, 2000 compared with the same period in 1999, with an increase of $158.4 million in average balance and an increase of 39 basis points in the rate earned on total interest earning assets. The average balance of loans increased $269.6 million or 6.3 percent, while the average balance of investments decreased $111.2 million or 7.3 percent. The average interest rate for loans increased by 29 basis points, and the average interest rate on all investments increased by 52 basis points.

Increases in the average balance and rate earned on total interest earning assets were offset by a $148.3 million increase in average balance and an increase of 69 basis points in the rate paid on total interest bearing liabilities. Average savings deposits decreased $68.3 million or 3.3 percent, and average time deposits decreased $33.5 million or 1.6 percent, while average short-term borrowings and long-term debt increased by $60.1 million or 84.7 percent and $189.9 million or 47.1 percent, respectively. The average interest rates on deposits increased 62 basis points to 4.09 percent, and also increased 69 basis points on all interest-bearing liabilities to 4.39 percent. The net interest margin decreased to 4.40 percent for the three months ended September 30, 2000 compared with 4.58 percent for the same period in 1999 as a result of the increase of 39 basis points in the rate earned on average interest earning assets offset by the greater increase of 69 basis points in the rate paid on average interest bearing liabilities.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2000 and 1999.

       ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                   NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

     Nine Months Ended September 30, 2000   Nine Months Ended September 30,1999
              Average             Average    Average                  Average
              Balance   Interest  Rate       Balance     Interest     Rate
                                   (in thousands)
Assets
Interest
 earning
 assets
Loans(1)(2) $4,568,706 $277,854  8.11%   $ 4,224,704   $251,337     7.93%
Taxable
 invest-
 ments(3)    1,197,923   57,935  6.45      1,275,208     57,408     6.00
Tax-exempt
   invest-
   ments(1)(3) 163,556    8,417  6.86        166,374      8,471     6.79
Federal funds
  sold and
  other short-term
  investments   57,611    2,695   6.24        80,392      2,954      4.90
Total interest
  earning
  assets     5,987,796 $346,901   7.72     5,746,678   $320,170      7.43
Allowance for
  loan
  losses       (55,857)                      (55,068)
Cash and due from
  banks        142,753                       148,100
Other assets   176,714                       171,848
Unrealized loss
  on securities
  available
  for sale     (29,003)                       (1,774)
Total assets $6,222,403                   $6,009,784

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings
  deposits   $1,990,921  $36,288 2.43%    $2,035,833   $ 30,401     1.99%
Time deposits 2,048,413   82,953 5.40      2,062,319     75,864     4.90
Total interest
   bearing
   deposits   4,039,334  119,241 3.94      4,098,152    106,265     3.46
Short-term
   borrowings   119,298    4,787 5.35         64,185      2,007     4.17
Long-term debt  584,098   26,549 6.06        352,345     15,260     5.77
Total interest
  bearing
  liabilities 4,742,730  150,577 4.23      4,514,682    123,532     3.65
Demand
  deposits      949,444                      879,576
Other
  liabilities     4,475                       33,624
Shareholders'
  equity        525,754                      581,902
Total
  liabilities and
  shareholders'
  equity     $6,222,403                   $6,009,784
Net interest
  income
  (tax equivalent
   basis)                 196,324                      196,638
Tax equivalent
   adjustment              (3,302)                      (3,325)
Net interest income     $ 193,022                    $ 193,313
Net interest rate
 differential                     3.49%                            3.78%
Net interest margin (4)           4.37%                            4.56%


(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of total interest earning assets.

The following table reflects the components of net interest income for each of the three months ended September 30, 2000 and 1999.


        ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                    NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

     Three Months Ended September 30, 2000 Three Months Ended September 30, 1999
            Average                 Average   Average                  Average
            Balance     Interest    Rate      Balance     Interest     Rate
                                   (in thousands)
Assets
Interest
 earning
 assets
Loans(1)(2) $4,577,593  $94,593    8.27%    $4,307,991    $85,980     7.98%
Taxable
 invest-
 ments(3)    1,178,459   19,325    6.56      1,287,618     19,511     6.06
Tax-exempt
  invest-
  ments(1)(3)  158,148    2,753    6.96        173,840      2,953     6.79
Federal funds
  sold and
  other short-
  term
  investments   68,654    1,131    6.59         54,963        636     4.63
Total interest
  earning
  assets     5,982,854 $117,802    7.88      5,824,412   $109,080     7.49
Allowance for
  loan
  losses      (55,989)                         (55,343)
Cash and due
  from banks  141,569                          146,913
Other assets  173,625                          167,278
Unrealized
  loss on
  securities
  available
  for sale    (26,286)                         (10,360)
Total
  assets   $6,215,773                       $6,072,900

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings
  deposits $1,974,611   $12,104    2.45%    $2,042,929     $10,298    2.02%
Time
  deposits  2,036,763    28,873    5.67      2,070,230      25,410    4.91
Total
  interest
  bearing
  deposits  4,011,374    40,977    4.09      4,113,159      35,708    3.47
Short-
 term
 borrowings   131,190     1,776    5.42         71,041         761    4.28
Long-term
 debt         592,794     9,177    6.19        402,876       5,965    5.92
Total
 interest
 bearing
 liabilities 4,735,358   51,930    4.39      4,587,076      42,434   3.70
Demand
 deposits      958,052                         899,247
Other
 liabilities     3,775                          19,695
Shareholders'
 equity        518,588                         566,882
Total
 liabilities and
  shareholders'
  equity    $6,215,773                      $6,072,900
Net interest
 income (tax
 equivalent basis)       65,872                            66,646
Tax equivalent
   adjustment            (1,082)                           (1,174)
Net interest income    $ 64,790                          $ 65,472
Net interest rate
 differential                     3.49%                             3.79%
Net interest margin (4)           4.40%                             4.58%

(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of total interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

                       CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

               Nine Months Ended September 30,  Three Months Ended September 30,
                    2000 Compared With 1999          2000 Compared With 1999
                    Increase (Decrease) (2)         Increase (Decrease) (2)
                   Interest    Volume    Rate      Interest     Volume    Rate
                                      (in thousands)
Interest income:
  Loans (1)       $ 26,517   $20,824   $ 5,693     $ 8,613    $ 5,502   $ 3,111
  Taxable
    investments        527    (3,595)    4,122        (186)    (1,723)    1,537
  Tax-exempt
    investments(1)     (54)     (144)       90        (200)      (272)       72
  Federal funds sold and
     other short-term
     investments      (259)     (953)      694         495        183       312
                    26,731    16,132    10,599       8,722      3,690     5,032
Interest expense:
  Savings deposits   5,887      (684)    6,571       1,806       (354)    2,160
  Time deposits      7,089      (515)    7,604       3,463       (417)    3,880
  Short-term
    borrowings       2,780     2,090       690       1,015        774       241
  Long-term debt    11,289    10,499       790       3,212      2,929       283
                    27,045    11,390    15,655       9,496      2,932     6,564
Net interest income
(tax equivalent
 basis)             $ (314)  $ 4,742  $ (5,056)     $ (774)    $  758   $(1,532)


(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.


Non-Interest Income

The following table presents the components of non-interest income for the nine and three months ended September 30, 2000 and 1999.

                                                 NON-INTEREST INCOME

                                         Nine Months Ended   Three Months Ended
                                         September 30,         September 30,
                                         2000         1999     2000       1999
                                                    (in thousands)

Trust and investment services           $  2,443   $  1,632   $    940  $   535
Service charges on deposit accounts       12,232     10,691      4,272    3,599
Gains on securities transactions, net        117      2,570        117      140
Fees from loan servicing                   8,281      5,990      2,769    2,137
Credit card fee income                     6,162      6,497      2,110    2,299
Gains on sales of loans, net               1,787      1,890        437      442
Other                                      5,789      6,583      1,901    2,179
   Total non-interest income           $  36,811   $ 35,853   $ 12,546   11,331


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $36.7 million for the nine months ended September 30, 2000 while the comparable amount for the prior year period was $33.3 million. For the quarter ended September 30, 2000 total non-interest income, excluding security gains, was $12.4 million compared with $11.2 million for the quarter ended September 30, 1999.

Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. Trust and investment services income increased $811 thousand or 49.7 percent for the nine months ended September 30, 2000 from the same period in 1999 and $405 thousand or 75.7% for the quarter. Additional fee income to the operations of Valley resulted primarily from the July 30, 1999 acquisition of New Century Asset Management, Inc. ("New Century"), as well as the acquisition on July 6, 2000 of Hallmark Capital Management, Inc. ("Hallmark") both NJ-based money and investment management firms. These transactions were accounted for as purchase accounting transactions.

Service charges on deposit accounts increased $1.5 million or 14.4 percent from $10.7 million for the nine months ended September 30, 1999 to $12.2 million for the same period in 2000 and increased $673 thousand from $3.6 million for the quarter ended September 30, 1999 to $4.3 million for the quarter ended September 30, 2000. A majority of this increase is due to the implementation of new service fees and increased emphasis placed on collection efforts.

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 38.2 percent from $6.0 million for the nine months ended September 30, 1999 to $8.3 million for the nine months ended September 30, 2000 due to an increase in the size of the servicing portfolio. The increase in the servicing portfolio was due mainly to the acquisition of servicing of several residential mortgage loan portfolios with an unpaid principal balance of approximately $668.2 million, which were acquired at the end of 1999. For the three months ended September 30, 2000 fees from loan servicing were $2.8 million, an increase of $632 thousand or 29.6% percent from the same period in 1999.

Included in credit card fee income is fee income from both the ShopRite credit card portfolio and Valley's own credit card portfolio. During August 2000, Valley entered into a contract to sell its ShopRite credit card portfolio to American Express and expects to record and close the transaction during the first quarter of 2001. This transaction is expected to reduce both credit card fee income and related credit card expense. *

Other non-interest income decreased $794 thousand to $5.8 million for the nine months ended September 30, 2000 compared with $6.6 million for the nine months ended September 30, 1999. The largest components of other non-interest income included fees from the sale of title insurance policies, safe deposit box fees and letter of credit fees. Fees from the sale of title insurance increased to $1.5 million for the nine months ended September 30, 2000 compared with $452 thousand for the same period in 1999. These fees resulted from the acquisition of a title insurance business during the second quarter of 1999. This increase was offset primarily by a decline in the gain on sale of OREO property recorded during 1999.

Non-Interest Expense

The following table presents the components of non-interest expense for the nine and three months ended September 30, 2000 and 1999.

                                               NON-INTEREST EXPENSE
                                   Nine Months Ended        Three Months Ended
                                      September 30,            September 30,
                                   2000         1999        2000          1999
                                                  (in thousands)
Salary expense                     $ 46,590   $ 43,186   $ 15,950    $ 14,721
Employee benefit expense             10,003      9,978      3,423       3,667
FDIC insurance premiums                 783        927        258         303
Occupancy and equipment expense      15,896     14,937      5,956       5,141
Credit card expense                   3,808      3,932      1,233       1,286
Amortization of intangible assets     5,579      3,647      2,000       1,505
Advertising                           3,108      3,389        895       1,155
Merger-related charges                   -       3,005          -           -
Other                                17,913     18,423      5,740       6,145
   Total non-interest expense     $ 103,680  $ 101,424   $ 35,455    $ 33,923


Non-interest expense totaled $103.7 million and $35.5 million for the nine and three months ended September 30, 2000. This represents an increase of 5.3 percent and an increase of 4.5 percent over the respective nine month and three month 1999 levels after excluding the $3.0 million merger-related charge reported during the nine month period ended September 30, 1999. The largest components of non-interest expense are salaries and employee benefit expense which totaled $56.6 million for the nine months ended September 30, 2000 compared with $53.2 million in the comparable period of 1999 and $19.4 million for the quarter ended September 30, 2000 compared with $18.4 million for the quarter ended September 30, 1999. At September 30, 2000, full-time equivalent staff was 1,831 compared with 1,800 at September 30, 1999.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 2000 was 44.6 percent, one of the lowest in the industry, compared with an efficiency ratio of 43.9 percent for the year ended December 31, 1999 and 42.9 percent for the nine months ended September 30, 1999. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

Occupancy and equipment expense increased $959 thousand and $815 thousand for the nine months and three months ended September 30, 2000, respectively, compared to the same periods in the prior year. This increase can be attributed to an overall increase in the cost of operating bank facilities.

Amortization of intangible assets increased to $5.6 million for the nine months ended September 30, 2000 from $3.6 million in 1999, representing an increase of $1.9 million or 53.0 percent. The majority of this expense resulted from the amortization of residential mortgage servicing rights totaling $4.3 million during 2000. An increase in the servicing portfolio is responsible for the increase in amortization expense. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance. For the three months ended
September 30, 2000, amortization of intangible assets increased $495 thousand or 32.9 percent to $2.0 million. The majority of this increase is also due to the additional amount of loans being serviced.

The $3.0 million of merger-related charges resulted from the June 1999 acquisition of Ramapo Financial Corporation.

The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $9.5 million and $8.7 million for the nine months ended September 30, 2000 and 1999, respectively, and $3.3 million and $2.9 million for the three months ended September 30, 2000 and 1999, respectively.

Income Taxes

Income tax  expense as a  percentage  of pre-tax  income was 33.7  percent and
34.3 percent for the nine and three months ended September 30, 2000 respectively, compared with 34.9 percent and 32.7 percent for the same periods in 1999. The effective tax rate for the remainder of 2000 is expected to approximate 34 percent.*

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Internal expense transfer, defined as income and expenses related to the branch network, all other components of retail banking, along with the back office departments are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with Valley's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table represents the financial data for the nine months ended September 30, 2000 and 1999.

                       Nine Months Ended September 30, 2000
                                    (in thousands)
                                                       Corporate
                Consumer     Commercial   Investment   and Other
                Lending      Lending      Management   Adjustments    Total

Average interest
  earning assets $ 2,792,758  $ 1,811,940  $ 1,383,098  $     --    $ 5,987,796

Income (loss)
before income
taxes            $    52,309  $    49,253  $    21,396  $  (2,235)  $   120,723

Return on average
  interest earning
  assets (pre-tax)     2.50%        3.62%        2.06%         --%        2.69%



                             Nine Months Ended September 30, 1999
                                        (in thousands)

                                                          Corporate
                  Consumer    Commercial    Investment    and Other
                  Lending     Lending       Management    Adjustments    Total

Average interest
  earning assets $ 2,576,943  $ 1,689,029  $ 1,480,706    $    --   $ 5,746,678

Income (loss)
 before income
 taxes           $    52,960  $    48,856  $    21,998    $ (2,167) $   121,647

Return on average
 interest earning
 assets (pre-tax)       2.74%        3.86%        1.98%        --%        2.82%


Consumer Lending

The consumer lending segment had a return on average interest earning assets before taxes of 2.50 percent for the nine months ended
September 30, 2000 compared with 2.74 percent for the nine months ended September 30, 1999. Average interest earning assets increased $215.8 million, attributable to an increase in residential lending. Average interest rates on consumer loans increased by 7 basis points, while the cost of funds increased by 48 basis points. Income before income taxes remained relatively unchanged.

Commercial Lending

The return on average interest earning assets before taxes decreased 24 basis points to 3.62 percent for the nine months ended September 30, 2000. Average interest earning assets increased $122.9 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 29 basis points, offset by an increase in the cost of funds of 48 basis points. Income before income taxes increased by $397 thousand as a result of an increase in average interest earning assets.

Investment Management

The return on average interest earning assets before taxes increased to 2.06 percent for the nine months ended September 30, 2000 compared with 1.98 percent for the nine months ended September 30, 1999. The yield on interest earning assets increased by 43 basis points to 6.40 percent, offset by an increase in the cost of funds of 48 basis points to 3.35 percent. Average interest earning assets decreased by $98 thousand and income before income taxes decreased $602 thousand.

Corporate and Other Adjustments

Corporate and other adjustments represent income and expense items not directly attributable to a specific segment which may include merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $2.2 million for both the nine months ended September 30, 2000 and 1999.
Included in the 1999 loss before taxes was the pre-tax merger related charges of $3.0 million incurred during 1999. In 2000, Valley incurred an increase in expense items not directly attributable to as specific segment and a reduction in security gains, partially offset by an increase in deposit account charges.

The following table represents the financial data for the three months ended September 30, 2000 and 1999.

                             Three Months Ended September 30, 2000
                                      (in thousands)

                                                           Corporate
                  Consumer     Commercial    Investment    and Other
                  Lending      Lending       Management    Adjustments   Total
Average interest
  earning assets $ 2,825,749    $ 1,764,416  $ 1,392,689   $    --  $ 5,982,854

Income (loss)
  before income
  taxes          $    16,779    $    17,282  $     6,935   $  (845) $    40,151

Return on average
  interest earning
  assets (pre-tax)      2.38%         3.92%        1.99%        --%       2.68%




                              Three Months Ended September 30, 1999
                                          (in thousands)

                                                             Corporate
                     Consumer     Commercial  Investment    and Other
                     Lending      Lending     Management    Adjustments  Total


Average interest
  earning assets   $ 2,611,801   $ 1,711,876  $ 1,500,735  $    --   $5,824,412

Income (loss)
  before income
  taxes             $  16,977    $    16,664  $     7,286  $   (367) $   40,560

Return on average
  interest earning
  assets (pre-tax)      2.60%          3.89%        1.94%        --%      2.79%


Consumer Lending

The consumer lending segment had a return on average interest earning assets before taxes of 2.38 percent for the three months ended September 30, 2000 compared with 2.60 percent for the three months ended
September 30, 1999. Average interest earning assets increased $213.9 million, attributable to an increase in residential lending. Average interest rates on consumer loans increased by 4 basis points, while the cost of funds increased by 61 basis points. Income before income taxes decreased $198 thousand to $16.8 million as a result of an increase in the internal expense transfer.

Commercial Lending

The return on average interest earning assets before taxes increased 3 basis points to 3.92 percent for the three months ended September 30, 2000. Average interest earning assets increased $52.5 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 56 basis points, offset by an increase in the cost of funds of 49 basis points. Income before income taxes increased to $17.3 million.

Investment Management

The return on average interest earning assets before taxes increased to 1.99 percent for the three months ended September 30, 2000 compared with 1.94 percent for the three months ended September 30, 1999. The yield on interest earning assets increased by 47 basis points to 6.42 percent, offset by an increase in the cost of funds of 54 basis points to 3.47 percent. Average interest earning assets decreased by $108.0 million and income before income taxes decreased $351 thousand.

Corporate and Other Adjustments

Corporate and other adjustments represent income and expense items not directly attributable to a specific segment which may include merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $845 thousand for the three months ended September 30, 2000 compared with a loss of $367 thousand for the three months ended September 30, 1999. The increase in the loss was the result of an increase in expense items not directly attributable to a specific segment.


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

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.2 billion and $1.3 billion at September 30, 2000 and December 31, 1999, respectively. This represents 20.2 percent and 22.0 percent of earning assets, and 19.1 percent and 20.9 percent of total assets at September 30, 2000 and December 31, 1999, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $4.4 billion for both the nine months ended September 30, 2000 and for the year ended December 31, 1999, representing 72.8 percent and 73.3 percent of average earning assets. Demand deposits have continued to increase, while both savings deposits and time deposits have been declining. The decreases are not considered to be substantial to Valley's deposit base. The level of time deposits is affected by interest rates offered, which is often influenced by Valley's need for funds. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley borrowed from the FHLB as part of a leverage strategy and matched funding to increase earning assets and net interest income. As of September 30, 2000, Valley had outstanding advances of $461.5 million with the FHLB and repurchase agreements of $130.0 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2000 there were $10.1 million from the sales of investment securities available for sale, and proceeds of $152.0 million were generated from investment maturities. Purchases of investment securities for the nine months ended September 30, 2000 were $132.7 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $750.3 million and $637.1 million, on average, for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley may repurchase shares of its outstanding common stock. The cash required for a purchase of shares can be met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds. At September 30, 2000 Valley maintained a floating rate line of credit in the amount of $35 million, of which $20.0 million was drawn. This line is available for general corporate purposes and expires June 15, 2001. Borrowings under this facility are collateralized by mortgage-backed and equity securities.

As of September 30, 2000, Valley had $989.5 million of securities available for sale recorded at their fair value, compared with $1.0 billion at December 31, 1999. As of September 30, 2000, the investment securities available for sale had an unrealized loss of $13.5 million, net of deferred taxes, compared to an unrealized loss of $16.3 million, net of deferred taxes, at December 31, 1999. This change was primarily due to a decrease in prices resulting from an increasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities that may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of September 30, 2000, total loans were $4.6 billion, unchanged from December 31, 1999. The following table reflects the composition of the loan portfolio as of September 30, 2000 and December 31, 1999.

LOAN PORTFOLIO

                                      September 30,      December 31,
                                          2000               1999
                                             (in thousands)

             Commercial              $ 523,654          $ 512,164
             Total commercial loans    523,654            512,164

             Construction              143,978            123,531
             Residential mortgage    1,283,445          1,247,721
             Commercial mortgage     1,202,779          1,164,065
               Total mortgage loans  2,630,202          2,535,317

             Home equity               300,979            276,261
             Credit card                87,942             92,097
             Automobile                993,998          1,053,457
             Other consumer             65,732             85,456
               Total consumer loans  1,448,651          1,507,271

               Total loans           4,602,507          4,554,752

             As a percent of total
               loans:
             Commercial loans            11.4%               11.2%
             Mortgage loans              57.1                55.7
             Consumer loans              31.5                33.1
               Total                    100.0               l00.0


 The majority of the increase in loans during 2000 was divided among commercial, construction, residential mortgage, commercial mortgage and home equity loans. It is not known if the trend of increased lending in these loan types will continue, especially if interest rates continue to increase. Automobile loan origination volume has been partially hampered by low interest  rates offered by  automobile  manufacturers  as
 incentives in their attempt to sell  vehicles.   These rates are substantially
 lower than what Valley can offer. Refinance activity has weakened during the first half of 2000, as a result of higher interest rates, but increased during the third quarter of 2000. New purchase originations have remained strong due to the demand for housing.

 Included in the credit card portfolio are both ShopRite MasterCard credit card loans and Valley's own credit card and revolving credit loans.
 During August 2000, Valley entered into a contract to sell its ShopRite Master Card credit card loans to American Express and expects to record and close the transaction during the first quarter of 2001. This transaction is expected to reduce the total credit card portfolio. * Of the $87.9 million of credit card loans outstanding at September 30, 2000, approximately $64.8 million are ShopRite MasterCard credit card loans.

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

Non-performing assets totaled $3.5 million at September 30, 2000, compared with $5.7 million at December 31, 1999, a decrease of $2.2 million or 38.5 percent. OREO decreased $1.7 million from December 31, 1999 to September 30, 2000 due to sales of OREO properties. Non-accrual loans decreased $545 thousand during the same period. Non-performing assets at September 30, 2000 and December 31, 1999, respectively, amounted to 0.08 percent and 0.13 percent of loans and OREO, respectively. Both non-accrual loans and OREO have been on a downward trend over the past two years. It is not known if the trend will continue.*

Loans 90 days or more past due and still accruing, not included in the non-performing category, totaled $13.8 million at September 30, 2000, compared with $11.7 million at December 31, 1999. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $4.3 million at September 30, 2000 and $1.5 million at December 31, 1999, respectively. Loans 90 days or more past due and still accruing have remained at relatively stable levels during the past two years. It is not known if this trend will continue.*

Loans past due in excess of 30 days delinquent, including non-accrual loans, as a percentage of the respective loan portfolio were 0.88% for commercial, commercial mortgage, and construction loans, 1.62% for residential mortgage loans, and 1.91% for consumer loans.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with loan quality ratios for Valley.

                                               LOAN QUALITY


                                           September 30,        December 31,
                                              2000                1999
                                                  (in thousands)

  Loans past due in excess of
    90 days and still accruing              $ 13,756               $ 11,698
  Non-accrual loans                         $  2,937               $  3,482
  Other real estate owned                        591                  2,256
    Total non-performing assets             $  3,528               $  5,738
  Troubled debt restructured loans          $  4,737               $  4,852
  Non-performing loans as a % of
    Loans                                      0.06%                  0.08%
  Non-performing assets as a % of
    loans plus other real estate owned         0.08%                  0.13%
  Allowance as a % of loans                    1.20%                  1.21%

At September 30, 2000 the allowance for loan losses amounted to $55.4 million, relatively unchanged from the $55.1 million at year-end 1999. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. The provisions charged to operations for the nine and three months ended September 30, 2000 were $5.4 million and $1.7 million, compared with $6.1 and $2.3 million for the same periods in 1999. Net loan charge-offs were $5.2 million and $1.5 million for the nine and three months ended September 30, 2000 compared with $6.0 million and $2.5 million for the nine and three months ended September 30, 1999.

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

During the first nine months of 2000, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity. At September 30, 2000, shareholders' equity totaled $523.6 million or 8.4 percent of total assets, compared with $553.5 million or 8.7 percent at year-end 1999.

On May 23, 2000 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. This is in addition to the 3,000,000 shares authorized by the Board of Directors in December 1999 for which Valley has completed the purchase of 3,000,000 shares. The majority of these shares were used for the stock dividend which was issued May 16, 2000. As of September 19, 2000 Valley had repurchased 571,070 shares of its common stock under the new repurchase program. This repurchase program was terminated in connection with the signing of the definitive merger agreement with Merchants. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

Included in shareholders' equity as components of accumulated other comprehensive loss at September 30, 2000 was a $13.5 million unrealized loss on investment securities available for sale, net of tax, and a translation adjustment loss of $699 thousand related to the Canadian subsidiary of Valley National Bank, compared with an unrealized loss of $16.3 million and a $418 thousand translation adjustment loss at December 31, 1999.

Valley's capital position at September 30, 2000 under risk-based capital guidelines was $531.6 million, or 10.8 percent of risk-weighted assets, for Tier 1 capital and $587.0 million, or 12.0 percent for Total risk-based capital. The comparable ratios at December 31, 1999 were 11.6 percent for Tier 1 capital and 12.8 percent for Total risk-based capital. At September 30, 2000 and December 31,1999, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.6 percent and 9.1 percent, respectively. Valley's ratios at September 30, 2000 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $8.73 at September 30, 2000 compared with $8.83 per share at December 31, 1999.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 41.7 percent for the nine months ended
September 30, 2000, compared with 44.4 percent for the nine months ended September 30, 1999. Cash dividends declared amounted to $0.77 per share, for the nine months ended September 30, 2000, equivalent to a dividend payout ratio of 58.3 percent, compared with 55.6 percent for the same period in 1999. Valley declared a five percent stock dividend on April 6, 2000 to shareholders of record on May 5, 2000, and issued May 16, 2000. The annual dividend rate was increased from $0.99 per share, on an after stock dividend basis, to $1.04 per share. The increased cash dividend, which is payable quarterly, began on July 3, 2000. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncement

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

The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Statement No. 140 replaces SFAS No. 125. SFAS 140 resolves certain implementation issues, but it carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Valley anticipates that the adoption of SFAS No. 140 will not have a material impact in the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  See page 19 for a discussion of interest rate sensitivity.

                                 PART II


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         (10)     Material Agreements

                  Merger agreement with Merchants New York Bancorp. Inc., incorporated by reference from Form 8-K filed
                  September 6,2000.

(27)     Financial Data Schedule

b)       Reports on Form 8-K

         1) Filed July 6, 2000 to report the acquisition of Hallmark Capital Management, Inc.

         2) Filed September 6, 2000 to report the merger agreement with Merchants New York Bancorp, Inc. and to report that the Board of Directors rescinded its previously announced treasury stock repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY NATIONAL BANCORP
                                          (Registrant)



   Date: November 14, 2000                /s/ Peter Southway
                                          PETER SOUTHWAY
                                          VICE CHAIRMAN




   Date: November 14, 2000                /s/ Alan D. Eskow
                                          ALAN D. ESKOW
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                          FINANCIAL ADMINISTRATION