Form 10-K
period 2000-12-31
VALLEY NATIONAL BANCORP
filed 2001-03-01
CIK 714310

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

                                  ------------

(MARK ONE)

    /x/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM_______ TO_________

                         COMMISSION FILE NUMBER 1-11277

                                   -----------

                             VALLEY NATIONAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW JERSEY                        22-2477875
            -------------------------------     -----------------------
            (State or other jurisdiction of        (I.R.S. employer
            incorporation or organization)      identification number)

                 1455 VALLEY ROAD
                WAYNE, NEW JERSEY                       07474
      -------------------------------------           ---------
     (Address of principal executive office)          (Zip code)

                                   -----------

                                  973-305-8800
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                      -----

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

                                   YES /x/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.8 billion on December 31, 2000.

     There were 74,334,952 shares of Common Stock outstanding at February 1,
2001.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Definitive Proxy Statement (the "2001 Proxy Statement") for the 2001 Annual Meeting of shareholders to be held April 4, 2001 will be incorporated by reference in Part III.


================================================================================

                              TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           -----
PART I
   Item 1.     Business ...........................................................................           3
   Item 2.     Properties .........................................................................           7
   Item 3.     Legal Proceedings ..................................................................           7
   Item 4.     Submission of Matters to a Vote of Security Holders ................................           7
   Item 4A.    Executive Officers of the Registrant ...............................................           8

PART II
   Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters ...............           9
   Item 6.     Selected Financial Data ............................................................          10
   Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations .........................................................          11
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .........................          31
   Item 8.     Financial Statements and Supplementary Data:
                 Valley National Bancorp and Subsidiaries:
                   Consolidated Statements of Financial Condition .................................          32
                   Consolidated Statements of Income ..............................................          33
                   Consolidated Statements of Changes in Shareholders' Equity .....................          34
                   Consolidated Statements of Cash Flows ..........................................          35
                   Notes to Consolidated Financial Statements .....................................          36
                   Independent Auditors' Report ...................................................          63
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure .............................................................          64

PART III
   Item 10.    Directors and Executive Officers of the Registrant .................................          64
   Item 11.    Executive Compensation .............................................................          64
   Item 12.    Security Ownership of Certain Beneficial Owners and Management .....................          64
   Item 13.    Certain Relationships and Related Transactions .....................................          64

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................          64
   Signatures .....................................................................................          67


                                     PART I

ITEM 1. BUSINESS

     Valley National Bancorp ("Valley") is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 2000, Valley had consolidated total assets of $6.4 billion, total deposits of $5.1 billion, and total shareholders' equity of $545.1 million. Its principal subsidiary is Valley National Bank ("VNB").

     VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services through 118 branch offices located in northern New Jersey. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits; title insurance; investment services; and full personal and corporate trust, as well as pension and fiduciary services.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a subsidiary which owns and services commercial mortgage loans, a title insurance company, asset management companies which are SEC registered investment companies and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. Many of these subsidiaries transact business with VNB as well as third parties.

RECENT DEVELOPMENTS

     On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged. This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. In accordance with generally accepted accounting principles, the consolidated financial statements of Valley, included herein, have not been restated to include Merchants. See Part II, Item 8, "Financial Statements and Supplementary Data-- Note 2 of the Notes to Consolidated Financial Statements", which provides proforma data summarizing the combined financial data of Valley and Merchants as if the merger had been consummated on December 31, 1999 for Statement of Financial Condition purposes and January 1, 1998 for Income Statement purposes.

     On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, NJ-based investment management firm with $195 million of assets under management. Hallmark's purchase was a stock merger with subsequent earn out payments. Hallmark's operations are continuing as a wholly-owned subsidiary of VNB. The transaction was accounted for as a purchase and resulted in goodwill of approximately $1.2 million which is being amortized over a period of 10 years.

     During August 2000, Valley entered into a contract to sell its ShopRite credit card portfolio to American Express. The transaction closed and was recorded during the first quarter of 2001, with a balance of approximately $65.4 million of credit card receivables sold. This transaction will reduce both credit card fee income and related credit card expense during 2001.*

     For many years, Valley National Bank has maintained an automobile loan program with a major insurance company. While the loans generated by this program have been important to Valley, recent changes in market conditions for automobile lending have reduced the volume and profitability of the program relative to other loans and investments available to the bank. As a result of the expansion of the insurance company's banking activities, Valley expects to phase out the origination of loans under this program during 2001*. All loans originated by Valley during the program will remain under the bank's ownership, and Valley expects the portfolio to amortize in its normal course.* As of December 31, 2000, this portfolio represents 9.7 percent of Valley's interest earning assets and the amount of the portfolio had decreased by 12.3 percent during the last twelve-month period. The gross yield of the portfolio for the year 2000 was 8.20 percent, prior to payments to the insurance company, loan losses and all costs associated with originating and maintaining the portfolio. Management anticipates that the phasing out of this program should not have a material adverse effect on future net income and, in fact, may have a positive effect.*

COMPETITION

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

EMPLOYEES

     At December 31, 2000, VNB and its subsidiaries employed 1,858 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking and Branching Act") enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Under the legislation, each state had the opportunity to "opt-out" of this provision. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

     New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

RECENT LEGISLATION

     The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

o    allows insurers and other financial services companies to acquire banks;

o removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.


     If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals.

     The OCC has adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios.

     The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

     In late 2000 the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions applicable to national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

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

FDICIA

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Modernization Act, all depository institutions must be "well capitalized". The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

     The OCC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has Tier 1 leverage ratio of (a) at least
4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

     VNB owns another office building in Wayne which is occupied by those departments providing trust and investment management services.

     VNB provides banking services at 118 locations of which 51 locations are owned and 67 locations are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's Special Meeting of Shareholders was held December 5, 2000 to approve the merger of Merchants New York Bancorp, Inc. and Valley. The results of the votes thereon are as follows:

                   FOR               AGAINST              ABSTAIN
               ----------           ---------             -------
               39,264,957            510,799              141,300

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT



                                                              EXECUTIVE
                                               AGE AT          OFFICER
                 NAMES                    DECEMBER 31, 2000    SINCE                    OFFICE
                 -----                    -----------------   ---------                 ------
Gerald H. Lipkin ......................          59            1975         Chairman of the Board, President
                                                                              and Chief Executive Officer of
                                                                              Valley and VNB

Peter Southway ........................          66            1965         Vice Chairman of Valley and VNB
Peter Crocitto ........................          43            1991         Executive Vice President of Valley
                                                                              and VNB

Alan D. Eskow .........................          52            1993         Executive Vice President and Chief
                                                                            Financial Officer of Valley and
                                                                              VNB

Robert M. Meyer .......................          54            1997         Executive Vice President of Valley
                                                                              and VNB

Peter John Southway ...................          40            1989         Executive Vice President of Valley
                                                                              and VNB

Albert L. Engel .......................          52            1998         First Senior Vice President of VNB

Robert J. Farnon ......................          62            1998         First Senior Vice President of VNB

Robert E. Farrell .....................          54            1990         First Senior Vice President of VNB

Richard P. Garber .....................          57            1992         First Senior Vice President of VNB

D. Franklin Larsen ....................          66            1999         First Senior Vice President of VNB

Alan D. Lipsky ........................          56            1994         First Senior Vice President of VNB

Robert Mulligan .......................          53            1991         First Senior Vice President of VNB

John H. Prol ..........................          63            1992         First Senior Vice President of VNB

Jack M. Blackin .......................          58            1993         Senior Vice President of Valley
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


                                                 YEAR 2000                                 YEAR 1999
                                   -----------------------------------         ----------------------------------
                                    HIGH           LOW        DIVIDEND          HIGH          LOW       DIVIDEND
                                   ------        -------      --------         ------       ------      ---------
First Quarter .................    $26.68        $20.18        $0.25           $26.76       $22.22       $0.23
Second Quarter ................     27.02         23.81         0.26            27.98        22.34        0.25
Third Quarter .................     27.63         23.50         0.26            28.10        23.15        0.25
Fourth Quarter ................     33.63         25.88         0.26            26.67        22.80        0.25


     Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business--Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data--Note 15 of the Notes to Consolidated Financial Statements."

     There were 8,371 shareholders of record as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.


                                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                  2000          1999         1998         1997         1996
                                              -----------   -----------  -----------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income (taxable equivalent) ......   $465,164        $431,945     $416,261      $413,206     $394,554
Interest expense ..........................    202,756         169,177      167,658       172,182      168,595
                                              --------        --------     --------      --------     --------
Net interest income (taxable equivalent) ..    262,408         262,768      248,603       241,024      225,959
Less: tax equivalent adjustment ...........      4,311           4,410        4,968         6,388        7,710
                                              --------        --------     --------      --------     --------
  Net interest income .....................    258,097         258,358      243,635       234,636      218,249
Provision for loan losses .................      6,130           9,120       12,645        13,130        3,956
                                              --------        --------     --------      --------     --------
  Net interest income after provision
    for loan losses .......................    251,967         249,238      230,990       221,506      214,293
Gains on securities transactions, net .....        355           2,532        1,419         2,136          765
Non-interest income .......................     50,528          44,720       43,955        43,058       31,845
Non-interest expense ......................    141,013         137,946      144,713       139,246      134,586
                                              --------        --------     --------      --------     --------
Income before income taxes ................    161,837         158,544      131,651       127,454      112,317
Income tax expense ........................     55,064          52,220       30,380        37,303       37,757
                                              --------        --------     --------      --------     --------
  Net income ..............................   $106,773        $106,324     $101,271      $ 90,151     $ 74,560
                                              ========        ========     ========      ========     ========

PER COMMON SHARE (1)(2):
Earnings per share:
  Basic ................................... $     1.76      $     1.67   $     1.57    $     1.40   $     1.20
  Diluted .................................       1.75            1.65         1.55          1.39         1.19
Dividends .................................       1.03            0.98         0.89          0.77         0.69
Book value ................................       9.08            8.83         9.11          8.36         7.42
Weighted average shares outstanding:
  Basic ................................... 60,561,075      63,732,045   64,428,341    64,329,417   62,308,485
  Diluted ................................. 61,108,974      64,370,957   65,294,355    64,903,173   62,780,824
RATIOS:
Return on average assets ..................       1.72%           1.75%        1.79%         1.60%        1.36%
Return on average shareholders' equity ....      20.28           18.35        18.10         17.51        15.47
Average shareholders' equity to
  average assets ..........................       8.46            9.56         9.89          9.16         8.82
Dividend payout ...........................      58.10           56.45        52.60         50.30        51.83
Risk-based capital:
  Tier 1 capital ..........................      10.83           11.62        13.39         13.43        12.68
  Total capital ...........................      11.90           12.75        14.61         14.54        13.96
Leverage capital ..........................       8.73            9.11        10.12          9.40         8.60
FINANCIAL CONDITION AT YEAR-END:
Assets ....................................  $6,425,837     $6,360,394   $5,878,969    $5,646,425   $5,631,152
Loans, net of allowance ...................   4,607,679      4,499,632    4,093,008     3,919,370    3,730,606
Deposits ..................................   5,123,717      5,051,255    4,970,149     4,852,081    4,985,901
Shareholders' equity ......................     545,074        553,500      589,809       540,600      496,331

-----------

(1) All per share amounts have been restated to reflect the 5 percent stock dividend issued May 16, 2000, and all prior stock splits and dividends.


(2) Share and earnings per share data for the year 1996 has not been restated for the acquisition of Wayne Bancorp, Inc. as the issuance of capital stock in connection with the conversion from the mutual to stock form of Wayne Savings Bank occurred on June 27, 1996.

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

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-K, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, expectations of mergers and acquisitions, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Recent Developments

     On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged. This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. In accordance with generally accepted accounting principles, the consolidated financial statements of Valley, included herein, have not been restated to include Merchants. See Part II, Item 8, "Financial Statements and Supplementary Data-- Note 2 of the Notes to Consolidated Financial Statements," which provides proforma data summarizing the combined financial data of Valley and Merchants as if the merger had been consummated on December 31, 1999 for Statement of Financial Condition purposes and January 1, 1998 for Income Statement purposes.

     On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, NJ-based investment management firm with $195 million of assets under management. Hallmark's purchase was a stock merger with subsequent earn out payments. Hallmark's operations are continuing as a wholly-owned subsidiary at VNB. The transaction was accounted for as a purchase and resulted in goodwill of approximately $1.2 million which is being amortized over a 10 year period.

     During August 2000, Valley entered into a contract to sell its ShopRite credit card portfolio to American Express. The transaction closed and was recorded during the first quarter of 2001, with a balance of approximately $65.4 million of credit card receivables sold. This transaction will reduce both credit card fee income and related credit card expense during 2001.*

     For many years, Valley National Bank has maintained an automobile loan program with a major insurance company. While the loans generated by this program have been important to Valley, recent changes in market conditions for automobile lending have reduced the volume and profitability of the program relative to other loans and investments available to the bank. As a result of the expansion of the insurance company's banking activities, Valley expects to phase out the origination of loans under this program during 2001*. All loans originated by Valley during the program will remain under the bank's ownership, and Valley expects the portfolio to amortize in its normal course.* As of December 31, 2000, this portfolio represents 9.7 percent of Valley's interest earning assets and the amount of the portfolio had decreased by 12.3 percent during the last twelve-month period. The gross yield of the portfolio for the year 2000 was 8.20 percent, prior to payments to the insurance company, loan losses and all costs associated with originating and maintaining the portfolio. Management anticipates that the phasing out of this program should not have a material adverse effect on future net income and, in fact, may have a positive effect.*

Earnings Summary

     Net income was $106.8 million, or $1.75 per diluted share, in 2000 compared with $106.3 million, or $1.65 per diluted share, in 1999. Return on average assets for 2000 was 1.72 percent compared with 1.75 percent in 1999, while the return on average equity rose to 20.28 percent in 2000 compared with 18.35 percent in 1999. Net income for 2000 was negatively impacted as a result of increased interest rates, which contributed to higher funding costs and narrower margins. In addition, a stock repurchase plan throughout the fourth quarter of 1999 and much of 2000 utilized approximately $90.5 million of cash to acquire Valley common stock. Net interest income and net income would have been higher if these funds were invested in interest earning assets.

Net Interest Income

     Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis remained basically unchanged at $262.4 million for 2000 compared with $262.8 million for 1999. Although net interest income remained relatively unchanged, higher average balances of total interest earning assets, primarily loans, combined with higher average interest rates for these interest earning assets were recorded during 2000. For 2000 total interest bearing liabilities increased as well as the interest rates associated with these liabilities compared to 1999. Net interest income was also negatively impacted by the increase in the average balance and the rate associated with short-term borrowings and long-term debt and the use of funds for the repurchase of the Valley common stock. The net interest margin decreased to 4.38 percent for 2000 compared with 4.53 percent for 1999. While loans have been growing, competition for loans has caused rates on new loans and total interest earning assets to increase at a slower pace than rates on interest bearing liabilities.

     Average interest earning assets increased $188.2 million or 3.2 percent in 2000 over the 1999 amount. This was mainly the result of the increase in average balance of loans of $299.1 million or 7.0 percent offset by the decrease in average balance of taxable investments of $76.2 million or 6.0 percent. Included in taxable investments is Valley's portfolio of trust preferred securities of $249.0 million, at December 31, 2000. Valley purchased these securities in the latter part of the fourth quarter of 1998 through early second quarter of 1999 as part of a leverage strategy to increase interest earning assets and net interest income. These securities were funded by borrowings from the Federal Home Loan Bank ("FHLB") which are included in long-term debt.

     Average interest bearing liabilities for 2000 increased $180.2 million or
4.0 percent from 1999. Average demand deposits increased by $59.9 million or 6.7 percent over 1999 balances. Average savings deposits decreased $53.6 million or
2.6 percent and average time deposits remained relatively unchanged from 1999. Average short-term borrowings increased $50.8 million or 73.3 percent over 1999 balances. Average long-term debt, which includes primarily FHLB advances, increased $195.4 million, or 50.4 percent. The increase in long-term debt can be attributed to the leverage strategy discussed above.

     Average interest rates, in all categories of interest earning assets, increased during 2000 compared to 1999. The average interest rate for loans increased 21 basis points to 8.15 percent. Average interest rates on total interest earning assets increased 32 basis points to 7.77 percent. Average interest rates also increased on total interest bearing liabilities by 56 basis points to 4.28 percent from 3.72 percent. Average interest rates on deposits increased by 49 basis points to 3.99 percent. The decline in the net interest margin from 4.53 percent in 1999 to 4.38 percent in 2000 resulted from a slight decline in net interest income in relationship to the growth in average interest earning assets.

     The following table reflects the components of net interest income for each of the three years ended December 31, 2000, 1999 and 1998.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                               2000                            1999                             1998
                              --------------------------------- ---------------------------------  ---------------------------------
                                AVERAGE                 AVERAGE   AVERAGE                 AVERAGE   AVERAGE                 AVERAGE
                                BALANCE      INTEREST    RATE     BALANCE     INTEREST     RATE     BALANCE    INTEREST       RATE
                              -----------   ---------    -----  -----------   --------     ----    ---------   --------     --------
                                                                      (IN THOUSANDS)
ASSETS
Interest earning assets
Loans(1)(2) ..............    $4,579,554    $373,168      8.15% $4,280,426    $339,882      7.94%  $4,009,604   $331,219       8.26%
Taxable investments(3) ...     1,194,560      77,729      6.51   1,270,737      76,784      6.04    1,073,794      65,376      6.09
Tax-exempt
  investments(1)(3) ......       158,372      10,964      6.92     166,963      11,330      6.79      182,686      12,731      6.97
Federal funds sold and
  other short-term
  investments ............        52,550       3,303      6.29      78,661       3,949      5.02      128,329       6,935      5.40
Total interest earning         ---------    --------      ----   ---------    --------      ----    ---------    --------      ----
  assets .................     5,985,036    $465,164      7.77   5,796,787    $431,945      7.45    5,394,413    $416,261      7.72
                                            --------      ----                --------      ----                 --------      ----
Allowance for
  loan losses ............       (55,792)                          (55,154)                           (53,909)
Cash and due from
  banks ..................       144,400                           152,770                            143,489
Other assets .............       175,721                           172,123                            169,446
Unrealized (loss) gain
  on securities available
  for sale ...............       (25,421)                           (6,886)                             7,789
                              ----------                        ----------                         ----------
Total assets .............    $6,223,944                        $6,059,640                         $5,661,228
                              ==========                        ==========                         ==========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing
  liabilities
Savings deposits ..........   $1,972,760    $ 47,950      2.43%   $2,026,367    $ 41,358    2.04%   $1,985,675   $ 46,833      2.36%
Time deposits .............    2,058,035     112,955      5.49     2,070,416     102,154    4.93     2,050,383    109,228      5.33
                              ----------    --------      ----    ----------    --------    ----    ----------   --------      ----
Total interest
  bearing deposits ........    4,030,795     160,905      3.99     4,096,783     143,512    3.50     4,036,058    156,061      3.87
Short-term borrowings .....      120,128       6,427      5.35        69,317       2,968    4.28        58,831      2,791      4.74
Long-term debt ............      582,980      35,424      6.08       387,571      22,697    5.86       142,087      8,806      6.20
                              ----------    --------      ----    ----------    --------    ----    ----------   --------      ----
Total interest bearing
  liabilities .............    4,733,903     202,756      4.28     4,553,671     169,177    3.72     4,236,976    167,658      3.96
                                            --------      ----                  --------    ----                 --------      ----
Demand deposits ...........      956,854                             896,911                           828,555
Other liabilities .........        6,691                              29,588                            36,080
Shareholders' equity ......      526,496                             579,470                           559,617
                              ----------                          ----------                        ----------
Total liabilities and
  shareholders' equity ....   $6,223,944                          $6,059,640                        $5,661,228
                              ==========                          ==========                        ==========
Net interest income
  (tax equivalent basis) ..                  262,408                             262,768                         248,603
Tax equivalent
  adjustment ..............                   (4,311)                             (4,410)                         (4,968)
                                            --------                            --------                        --------
Net interest income .......                 $258,097                            $258,358                        $243,635
                                            ========                            ========                        ========
Net interest rate
  differential ............                               3.49%                             3.73%                              3.76%
                                                          ----                              ----                               ----
Net interest margin(4) ....                               4.38%                             4.53%                              4.61%
                                                          ====                              ====                               ====

------------

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                                   2000 COMPARED TO 1999                       1999 COMPARED TO 1998
                                                   INCREASE(DECREASE)(2)                       INCREASE(DECREASE)(2)
                                           -------------------------------------      --------------------------------------
                                           INTEREST        VOLUME         RATE        INTEREST       VOLUME          RATE
                                           --------       --------      --------      ---------      -------       ---------
                                                                             (IN THOUSANDS)
Interest income:
  Loans (1) .........................      $33,286        $24,205       $ 9,081        $ 8,663       $21,821       $(13,158)
  Taxable investments ...............          945         (4,758)        5,703         11,408        11,904           (496)
  Tax-exempt investments(1) .........         (366)          (591)          225         (1,401)       (1,074)          (327)
  Federal funds sold and other
    short-term investments ..........         (646)        (1,499)          853         (2,986)       (2,523)          (463)
                                           -------        -------       -------        -------       -------       --------
                                            33,219         17,357        15,862         15,684        30,128        (14,444)
                                           -------        -------       -------        -------       -------       --------
Interest expense:
  Savings deposits ..................        6,592         (1,120)        7,712         (5,475)          943         (6,418)
  Time deposits .....................       10,801           (614)       11,415         (7,074)        1,058         (8,132)
  Short-term borrowings .............        3,459          2,581           878            177           466           (289)
  Long-term debt ....................       12,727         11,844           883         13,891        14,402           (511)
                                           -------        -------       -------        -------       -------       --------
                                            33,579         12,691        20,888          1,519        16,869        (15,350)
                                           -------        -------       -------        -------       -------       --------
Net interest income
  (tax equivalent basis) ............       $ (360)       $ 4,666       $(5,026)       $14,165       $13,259        $   906
                                           =======        =======       =======        =======       =======       ========

-------------
(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

     The following table prese-nts the components of non-interest income for the years ended December 31, 2000, 1999 and 1998.


                               NON-INTEREST INCOME


                                                                  YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                            2000             1999             1998
                                                          --------          -------          -------
                                                                              (IN THOUSANDS)
 Trust and investment services .....................      $ 3,563           $ 2,414          $ 1,813
 Service charges on deposit accounts ...............       16,486            14,468           14,019
 Gains on securities transactions, net .............          355             2,532            1,419
 Fees from loan servicing ..........................       10,902             8,387            7,382
 Credit card fee income ............................        8,403             8,655           10,153
 Gains on sales of loans, net ......................        2,227             2,491            4,863
 Other .............................................        8,947             8,305            5,725
                                                          -------           -------          -------
     Total non-interest income .....................      $50,883           $47,252          $45,374
                                                          =======           =======          =======

     Non-interest income continues to represent a considerable source of income for Valley. Excluding gainson securities transactions, total non-interest income amounted to $50.5 million for 2000 compared with $44.7 million for 1999.

     Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees.

     On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, NJ-based investment management firm with $195 million of assets under management. Hallmark's purchase was a stock acquisition with subsequent earn out payments. Hallmark's operations are continuing as a wholly-owned subsidiary of VNB. The transaction was accounted for as a purchase and resulted in goodwill of approximately $1.2 million. Hallmark contributed additional fee income to the operations of Valley of $717 thousand in 2000 which is included in trust and investment services.

     On July 30, 1999, VNB acquired New Century Asset Management, Inc. ("New Century"), a NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century is continuing its operation as a wholly owned subsidiary of VNB. The transaction was accounted for as a purchase and resulted in goodwill of $1.3 million. New Century contributed additional fee income to the operations of Valley of $881 thousand in 2000 and $326 thousand in 1999 which is included in trust and investment services.

     Service charges on deposit accounts increased $2.0 million or 13.9 percent from $14.5 million for the year ended December 31, 1999 to $16.5 million in 2000. A majority of this increase is due to the implementation of new service fees and increased emphasis placed on collection efforts.

     Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. Fees from loan servicing increased by 30.0 percent from $8.4 million for 1999 to $10.9 million for 2000 due to an increase in the size of the servicing portfolio. The increase in the servicing portfolio was due to the acquisition of servicing of several residential mortgage portfolios at the end of 1999 with an unpaid principal balance of approximately $668.2 million, the origination of new loans by VNB and their subsequent sale with servicing retained, offset by principal paydowns and prepayments. The aggregate principal balances of mortgage loans serviced by VNB Mortgage Services, Inc., ("MSI") for others approximated $2.5 billion, $2.2 billion and $1.6 billion at December 31, 2000, 1999 and 1998, respectively.

     Included in credit card fee income is fee income from both the co-branded Shop-Rite credit card portfolio and Valley's own credit card portfolio. During August 2000, Valley entered into a contract to sell its co-branded Shop-Rite credit card portfolio to American Express. The transaction closed and was recorded during the first quarter of 2001. This transaction is expected to reduce both credit card fee income and related credit card expense during 2001.*

     Gains on the sales of loans were $2.2 million in 2000 compared to $2.5 million in 1999. Gains are recorded primarily from the sale of SBA loans into the secondary market. The decrease of $264 thousand resulted from a decline in the volume of SBA loans being sold by Valley into the secondary market during 2000.

     Other non-interest income increased $642 thousand to $8.9 million in 2000 as compared to 1999. This increase is primarily attributed to an increase of commission revenues from the sale of title insurance policies from a title insurance business acquired by VNB in the second quarter of 1999. VNB received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. The increase is also attributed to the gain recorded on the sale of a building owned by Valley.

   Non-Interest Expense

     The following table presents the components of non-interest expense for the years ended December 31, 2000, 1999 and 1998.

                              NON-INTEREST EXPENSE

                                                                        YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                 2000             1999             1998
                                                               --------         --------         --------
                                                                             (IN THOUSANDS)
      Salary expense ....................................     $ 62,847          $ 58,339         $ 56,717
      Employee benefit expense ..........................       13,774            13,645           13,143
      FDIC insurance premiums ...........................        1,037             1,239            1,301
      Net occupancy expense .............................       12,651            11,943           13,740
      Furniture and equipment expense ...................        9,289             8,370            9,037
      Credit card expense ...............................        5,032             5,070            9,066
      Amortization of intangible assets .................        7,611             5,255            5,666
      Advertising .......................................        4,529             5,178            4,677
      Merger-related charges ............................         --               3,005            4,539
      Other .............................................       24,243            25,902           26,827
                                                              --------          --------         --------
          Total non-interest expense ....................     $141,013          $137,946         $144,713
                                                              ========          ========         ========

     Non-interest expense totaled $141.0 million for 2000, an increase of $6.1 million or 4.5 percent from the 1999 level, excluding merger-related charges. The largest components of non-interest expense are salaries and employee benefit expense which totaled $76.6 million in 2000 compared to $72.0 million in 1999. At December 31, 2000, full-time equivalent staff was 1,858 compared to 1,863 at the end of 1999. The acquisition of three companies, increases in sales-related incentives, and a tight labor market resulted in a higher salary expense in 2000 over 1999.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the year ended December 31, 2000 was 45.2 percent, one of the lowest in the industry, compared with an efficiency ratio for 1999 of 43.9 percent. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     Both net occupancy expense and furniture and equipment expense increased during 2000 in comparison to 1999. The increase in these expenses can be attributed to an overall increase in the cost of operating bank facilities.

     Credit card expense includes cardmember rebates, processing expenses and fraud losses for both the co-branded Shop-Rite credit card portfolio and Valley's own credit card portfolio. During August 2000, Valley entered into a contract to sell its ShopRite credit card portfolio to American Express. The transaction closed and was recorded during the first quarter of 2001. This transaction is expected to reduce both credit card fee income and related credit card expense.*

     Amortization of intangible assets was $7.6 million in 2000 compared with $5.3 million in 1999, representing an increase of $2.4 million or 44.8 percent. The majority of this expense resulted from the amortization of residential mortgage servicing rights totaling $5.9 million during 2000, compared with $3.6 million for 1999. The increased amortization is mainly the result of portfolio acquisitions during the latter part of 1999. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset valuation allowance.

     During 1999, Valley recorded merger-related charges of $3.0 million related to the acquisition of Ramapo Financial Corporation ("Ramapo"). The major components of merger-related charges, consisting of real estate dispositions, professional fees, personnel expenses and other expenses totaling $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively. All amounts expensed as merger-related charges were paid with the exception of contracts which will be paid over their remaining terms.

     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $12.8 million for 2000.

Income Taxes

     Income tax expense as a percentage of pre-tax income was 34.0 percent for the year ended December 31, 2000 compared to 32.9 percent in 1999. The effective tax rate for 2001 is expected to approximate 34 percent.*

Business Segments

     VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, "Financial Statements and Supplementary Data--Note 19 of the Notes to Consolidated Financial Statements."

     The consumer lending segment had a return on average interest-earning assets before taxes of 2.52 percent for the year ended December 31, 2000 compared to 2.54 percent for the year ended December 31, 1999. Average interest-earning assets increased $90.2 million, which is attributable to an increase in home equity and residential mortgage lending. Interest rates on consumer loans increased by 37 basis points. This increase was mitigated by an increase in the cost of funds by 47 basis points. Income before income taxes increased $1.7 million primarily as a result of an increase in average interest-earning assets. Also contributing to the increase in income before taxes was a $3.3 million decrease in the provision for loan losses due to a decrease in net charge-offs and a decline in non-interest expense due to decreased usage of credit cards.

     The return on average interest-earning assets before taxes for the commercial lending segment decreased 17 basis points to 3.64 percent for the year ended December 31, 2000. Average interest-earning assets increased $131.5 million as a result of an increased volume of loans. Interest rates on commercial loans increased by 30 basis points, offset by an increase in cost of funds by 47 basis points. Interest funding costs during most of 2000 rose faster than rates earned. Income before income taxes increased $1.9 million primarily as a result of an increase in average interest-earning assets, offset by a decline in fee income during the period.

     The investment management segment had a return on average interest-earning assets, before taxes, of 2.03 percent for the year ended December 31, 2000, 4 basis points less than the year ended December 31, 1999. Average interest-earning assets decreased by $33.4 million. The yield on interest earning assets increased by 15 basis points to 6.4 percent, and was offset by an increase of 47 basis points in the cost of funds. Income before income taxes decreased 4.4 percent to $27.8 million, principally reflecting higher interest funding costs.

     The corporate segment represents income and expense items not directly attributable to a specific segment including merger-related charges, gains on sales of securities, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes decreased to $2.8 million for the year ended December 31, 2000.

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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. According to the model, over a twelve month period, an interest rate increase of 100 basis points resulted in a decrease in net interest income of approximately $9.4 million while an interest rate decrease of 100 basis points resulted in an increase in net interest income of approximately $7.7 million. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income. Assuming a declining interest rate environment, the net interest margin and net interest income are expected to increase, and conversely, in a rising interest rate environment, the net interest margin and net interest income are expected to decline.*

     The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at December 31, 2000. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.


                                                INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                              TOTAL       FAIR
                                   RATE     2001        2002        2003      2004      2005    THEREAFTER   BALANCE      VALUE
                                   ----  ----------  ----------   --------  --------  --------  ----------  ----------  ----------
                                                                     (IN THOUSANDS)
INTEREST SENSITIVE ASSETS:
Federal funds sold ............    5.06% $   50,000   $    --     $   --    $   --    $   --    $     --    $   50,000  $   50,000
Investment securities
  held to maturity ............    8.05      28,191       6,236      5,229     4,408     3,770     285,590     333,424     294,801
Investment securities
  available for sale ..........    6.63     534,302      87,962     81,582    71,015    81,262     179,646   1,035,769   1,035,769
Loans:
  Commercial ..................    9.43     440,666      27,471     20,616    19,374    11,450      10,774     530,351     531,885
  Mortgage ....................    7.84     680,453     357,724    394,059   457,723   253,372     548,711   2,692,042   2,663,916
  Consumer ....................    8.35     717,831     300,437    204,421   110,721    42,830      62,781   1,439,021   1,451,322
                                   ----  ----------  ----------   --------  --------  --------  ----------  ----------  ----------
Total interest sensitive
  assets ......................    7.88% $2,451,443  $  779,830   $705,907  $663,241  $392,684  $1,087,502  $6,080,607  $6,027,693
                                   ----  ----------  ----------   --------  --------  --------  ----------  ----------  ----------
INTEREST SENSITIVE LIABILITIES:
Deposits:
  Savings .....................    2.34% $  396,496  $  792,993   $485,708  $104,080  $104,080     $99,125  $1,982,482  $1,982,482
  Time ........................    5.67   1,844,457     151,844     64,186     8,174    46,836       7,259   2,122,756   2,125,144
Short-term borrowings .........    3.50     108,022        --         --        --        --          --       108,022     108,022
Long-term debt ................    6.13     127,079     117,086     82,060   102,016    53,018     110,549     591,808     593,939
                                   ----  ----------  ----------   --------  --------  --------  ----------  ----------  ----------
Total interest sensitive
  liabilities .................    4.30% $2,476,054  $1,061,923   $631,954  $214,270  $203,934  $  216,933  $4,805,068  $4,809,587
                                   ----  ----------  ----------   --------  --------  --------  ----------  ----------  ----------
Interest sensitivity gap ......          $  (24,611) $ (282,093)  $ 73,953  $448,471  $188,750  $  870,569  $1,275,539  $1,218,106
                                         ----------  ----------   --------  --------  --------  ----------  ----------  ----------
Ratio of interest sensitive
  assets to interest
  sensitive liabilities .......             (0.99:1)    (0.74:1)    1.12:1    3.10:1    1.93:1      5.02:1      1.27:1      1.25:1
                                         ----------  ----------   --------  --------  --------  ----------  ----------  ----------

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

     The total negative gap repricing within 1 year as of December 31, 2000 was $24.6 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of (0.99:1). Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $1.3 billion at both December 31, 2000 and 1999. This represents 21.6 percent and 22.0 percent of earning assets, and 20.4 percent and 20.9 percent of total assets at December 31, 2000 and 1999, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $4.3 billion for the year ended December 31, 2000 and $4.4 billion for the year ended December 31, 1999, representing 72.5 percent and 73.3 percent of average earning assets. Demand deposits have continued to increase, while both savings deposits and time deposits have been relatively unchanged during the last three years. The level of time deposits is affected by interest rates offered, which is often influenced by Valley's need for funds. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley previously borrowed from the FHLB as part of a leverage strategy to increase earning assets and net interest income. As of December 31, 2000, Valley had outstanding advances of $461.5 million with the FHLB. In the future Valley may, as part of its operations, purchase earning assets and utilize borrowings to increase net interest income and net income. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2000 proceeds from the sales of investment securities available for sale were $10.8 million, and proceeds of $220.3 million were generated from investment maturities. Purchases of investment securities in 2000 were $224.9 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $768.9 million and $637.1 million, on average, for the years ended December 31, 2000 and 1999, respectively.

     During 2000 a substantial amount of loan growth was funded from a combination of deposit growth, maturities and normal payments of the investment portfolio, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2001.*

     The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2000. These certificates of deposit are generated primarily from core deposit customers and are not brokered funds.

                                                      (IN THOUSANDS)

         Less than three months ...............          $549,063
         Three to six months ..................            67,768
         Six to twelve months .................            49,073
         More than twelve months ..............            67,370
                                                         --------
                                                         $733,274
                                                         ========

     Valley's cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds. At December 31, 2000 Valley maintained a floating rate line of credit in the amount of $35.0 million, of which $10.0 million was outstanding. This line is available for general corporate purposes and expires June 15, 2001. Borrowings under this facility are collateralized by mortgage-backed and equity securities of no less than 120 percent of the loan balance.

Investment Securities

     The amortized cost of securities held to maturity at December 31, 2000, 1999 and 1998 were as follows:

                     INVESTMENT SECURITIES HELD TO MATURITY


                                                                       2000          1999          1998
                                                                    ----------    ----------    ----------
                                                                              (IN THOUSANDS)
U.S. Treasury securities and other government agencies
  and corporations .............................................    $     --      $     --      $   34,451
Obligations of states and
  political subdivisions .......................................        20,306        28,729        45,550
Mortgage-backed securities .....................................        35,422        46,599        67,561
Other debt securities ..........................................       249,064       249,936       115,148
                                                                    ----------    ----------    ----------
      Total debt securities ....................................       304,792       325,264       262,710
FRB & FHLB stock ...............................................        28,632        26,237        24,180
                                                                    ----------    ----------    ----------
      Total investment securities held to maturity .............    $  333,424    $  351,501    $  286,890
                                                                    ==========    ==========    ==========

     The fair value of securities available for sale at December 31, 2000, 1999 and 1998 were as follows:

                    INVESTMENT SECURITIES AVAILABLE FOR SALE


                                                                       2000          1999          1998
                                                                    ----------    ----------    ----------
                                                                              (IN THOUSANDS)
U.S. Treasury securities and other government agencies
  and corporations .............................................    $  145,689    $  112,650    $  154,025
Obligations of states and
  political subdivisions .......................................       118,190       133,564       118,295
Mortgage-backed securities .....................................       742,815       730,131       719,790
                                                                    ----------    ----------    ----------
      Total debt securities ....................................     1,006,694       976,345       992,110
Equity securities ..............................................        29,075        29,074        31,078
                                                                    ----------    ----------    ----------
      Total investment securities available for sale ...........    $1,035,769    $1,005,419    $1,023,188
                                                                    ==========    ==========    ==========

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                      HELD TO MATURITY AT DECEMBER 31, 2000


                                     OBLIGATIONS OF          MORTGAGE-
                                  STATES AND POLITICAL        BACKED            OTHER DEBT
                                      SUBDIVISIONS        SECURITIES (5)        SECURITIES            TOTAL (4)
                                  --------------------   -----------------    -----------------    -----------------
                                   AMORTIZED   YIELD     AMORTIZED   YIELD    AMORTIZED   YIELD    AMORTIZED   YIELD
                                   COST (1)    (2)(3)    COST (1)     (2)     COST (1)     (2)     COST (1)     (2)
                                   ---------   ------    ---------   -----    ---------   -----    --------    -----
                                                                     (IN THOUSANDS)
0-1 years ....................      $20,306     7.26%    $   463     5.35%     $    35     8.46%   $ 20,804     7.22%
1-5 years ....................         --        --       34,533     7.51           75     6.70      34,608     7.51
5-10 years ...................         --        --          426     7.46         --        --          426     7.46
Over 10 years ................         --        --         --        --       248,954     7.49     248,954     7.49
                                    -------     ----     -------     ----     --------     ----    --------     ----
   Total securities ..........      $20,306     7.26%    $35,422     7.49%    $249,064     7.49%   $304,792     7.47%
                                    =======     ====     =======     ====     ========     ====    ========     ====



                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                     AVAILABLE FOR SALE AT DECEMBER 31, 2000


                                       US TREASURY
                                     SECURITIES AND
                                    OTHER GOVERNMENT       OBLIGATIONS OF          MORTGAGE-
                                        AGENCIES        STATES AND POLITICAL        BACKED
                                    AND CORPORATIONS        SUBDIVISIONS          SECURITIES (5)        TOTAL (4)
                                   -----------------    --------------------   -----------------    -----------------
                                   AMORTIZED   YIELD      AMORTIZED   YIELD     AMORTIZED   YIELD    AMORTIZED   YIELD
                                   COST (1)     (2)       COST (1)    (2)(3)    COST (1)     (2)     COST (1)     (2)
                                    -------    -----      ---------   ------    ---------   -----    --------    -----
                                                                     (IN THOUSANDS)
0-1 years ....................     $ 27,499     5.25%     $ 25,790     6.81%    $  6,595    5.41%    $   59,884   5.94%
1-5 years ....................      113,940     6.18        35,947     6.28      383,471    6.09        533,358   6.12
5-10 years ...................        4,988     7.12        52,494     7.26      255,802    6.53        313,284   6.66
Over 10 years ................         --        --          3,747     9.50      102,130    7.33        105,877   7.33
                                   --------     ----      --------     ----     --------    ----     ----------   ----
    Total securities .........     $146,427     6.03%     $117,978     6.93%    $747,998    6.39%    $1,012,403   6.40%
                                   ========     ====      ========     ====     ========    ====     ==========   ====

------------

(1) Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortizationof premiums.

(2)  Average yields are calculated on a yield-to-maturity basis.

(3) Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.

(4)  Excludes equity securities which have indefinite maturities.

(5) Mortgage-backed securities are shown using an estimated average remaining life.

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

     At December 31, 2000, Valley had $35.4 million of mortgaged-backed securities classified as held to maturity and $742.8 million of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower interest rates.

     Included in the mortgage-backed securities portfolio at December 31, 2000 were $199.8 million of collateralized mortgage obligations ("CMO's") of which $28.2 million were privately issued. CMO's had a yield of 6.65 percent and an unrealized loss of $4.7 million at December 31, 2000. Substantially all of the CMO portfolio was classified as available for sale.

     As of December 31, 2000, Valley had $1.0 billion of securities available for sale, unchanged from December 31, 1999. Those securities are recorded at their fair value. As of December 31, 2000, the investment securities available for sale had an unrealized loss of $4.2 million, net of deferred taxes, compared to an unrealized loss of $16.3 million, net of deferred taxes, at December 31, 1999. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment for these investments. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In 1999, in connection with the Ramapo acquisition, Valley reassessed the classification of securities held in the Ramapo portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives. In 1998, in connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

Loan Portfolio

     As of December 31, 2000, total loans were $4.7 billion, compared to $4.6 billion at December 31, 1999, an increase of 2.3 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2000.

                                 LOAN PORTFOLIO


                                           2000           1999          1998           1997          1996
                                        ----------     ----------    ----------     ----------    ----------
                                                                   (IN THOUSANDS)

Commercial ........................     $  530,351     $  512,164    $  477,231     $  468,947    $  480,240
                                        ----------     ----------    ----------     ----------    ----------
  Total commercial loans ..........        530,351        512,164       477,231        468,947       480,240
                                        ----------     ----------    ----------     ----------    ----------
Construction ......................        160,932        123,531       112,819         94,162        98,435
Residential mortgage ..............      1,298,948      1,247,721     1,055,278      1,056,436     1,060,526
Commercial mortgage ...............      1,232,162      1,164,065     1,050,420        955,052       877,617
                                        ----------     ----------    ----------     ----------    ----------
    Total mortgage loans ..........      2,692,042      2,535,317     2,218,517      2,105,650     2,036,578
                                        ----------     ----------    ----------     ----------    ----------
Home equity .......................        306,038        276,261       226,231        225,899       230,265
Credit card .......................         94,293         92,097       108,180        146,151       150,233
Automobile ........................        975,258      1,053,457     1,033,938        931,579       813,058
Other consumer ....................         63,432         85,456        83,552         94,370        73,714
                                        ----------     ----------    ----------     ----------    ----------
    Total consumer loans ..........      1,439,021      1,507,271     1,451,901      1,397,999     1,267,270
                                        ----------     ----------    ----------     ----------    ----------
Less: unearned income .............           --             --            --              (56)         (556)
                                        ----------     ----------    ----------     ----------    ----------
    Total loans ...................     $4,661,414     $4,554,752    $4,147,649     $3,972,540    $3,783,532
                                        ==========     ==========    ==========     ==========    ==========
As a percent of total loans:
  Commercial loans ................           11.4%          11.2%         11.5%          11.8%         12.7%
  Mortgage loans ..................           57.7           55.7          53.5           53.0          53.8
  Consumer loans ..................           30.9           33.1          35.0           35.2          33.5
                                             -----          -----         -----          -----         -----
    Total .........................          100.0%         100.0%        100.0%         100.0%        100.0%
                                             =====          =====         =====          =====         =====

     The majority of the increase in loans for 2000 was divided among construction, residential and commercial mortgage loans. It is not known if the trend of increased lending in these loan types will continue.*

     The commercial mortgage loan portfolio has continued its steady increase. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending.

     During 1996, Valley issued a co-branded credit card. Of the $94.3 million of credit card loans outstanding at December 31, 2000, approximately $70.1 million were the result of this co-branded credit card program. The decrease in the credit card portfolio is primarily attributable to a decrease in card usage. During August 2000, Valley entered into a contract to sell its co-branded credit card loans to American Express. The transaction closed and was recorded during the first quarter of 2001. This transaction will substantially reduce the total credit card portfolio.*

     For many years, Valley National Bank has maintained an automobile loan program with a major insurance company. While the loans generated by this program have been important to Valley, recent changes in market conditions for automobile lending have reduced the volume and profitablility of the program relative to other loans and investments available to the bank. As a result of the expansion of the insurance company's banking activities, Valley expects to phase out the origination of loans under this program during 2001.*

     All loans originated by Valley during the program will remain under the bank's ownership, and Valley expects the portfolio to amortize in its normal course.* As of December 31, 2000, this portfolio represents 9.7 percent of Valley's earning assets and the amount of the portfolio had decreased by 12.3 percent during the last twelve-month period. The gross yield of the portfolio for the year 2000 was 8.20 percent, prior to payments to the insurance company, loan losses and all costs associated with originating and maintaining the portfolio. Management anticipates that the phasing out of this program should not have a material adverse effect on future net income and, in fact, may have a positive effect.*

     These automobile loans are subject to Valley's normal underwriting criteria. This program was expanded during Valley's over 40 year relationship with the company to 12 states from Maine to Florida, as well as Canada.

     In 1996 VNB established a finance company in Toronto, Canada to make auto loans. This Canadian subsidiary had interest income of approximately $2.7 million for the year ended December 31, 2000, and auto loans of $30.8 million at December 31, 2000. These loans are partially funded by a capital investment by VNB of $7.4 million, with additional funding requirements satisfied by lines of credit in Canadian funds. Any foreign exchange risk is limited to the capital investment by VNB.

     Much of Valley's lending is in northern New Jersey, with the exception of the out-of-state auto lending program. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.*

     The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2000:


                                              1 YR. OR LESS   OVER 1 TO 5 YRS.   OVER 5 YRS.     TOTAL
                                              -------------   ----------------   -----------   ---------
                                                                   (IN THOUSANDS)
Commercial--fixed rate ..................        $ 12,291        $ 91,339         $ 21,837      $125,467
Commercial--adjustable rate .............         353,193          35,629           16,062       404,884
Construction--fixed rate ................          19,378           7,867               --        27,245
Construction--adjustable rate ...........          64,320          69,367               --       133,687
                                                 --------        --------         --------      --------
                                                 $449,182        $204,202         $ 37,899      $691,283
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

     VNB is a preferred U. S. Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Between 75 percent and 80 percent of each loan is guaranteed by the SBA and may be sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.*

     During 2000 and 1999, VNB originated approximately $29.4 million and $34.8 million of SBA loans, respectively and sold $21.9 million and $24.8 million, respectively. At December 31, 2000 and 1999, $39.9 million and $37.5 million, respectively, of SBA loans were held in VNB's portfolio and VNB serviced for others approximately $92.2 million and $89.0 million, respectively, of SBA loans.

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

     Non-performing assets continued to decrease, and totaled $2.8 million at December 31, 2000, compared with $5.7 million at December 31, 1999, a decrease of $2.9 million or 51.4 percent. Non-performing assets at December 31, 2000 and 1999, respectively, amounted to 0.06 percent and 0.13 percent of loans and OREO. Non-performing assets have declined steadily over the past five years. Valley cannot predict whether or for how long this trend will continue.* The decrease in troubled debt restructured loans was the result of one loan which paid off during the year.

     Loans 90 days or more past due and still accruing which were not included in the non-performing category totaled $13.0 million at December 31, 2000, compared to $11.7 million at December 31, 1999. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.8 million and $1.5 million at December 31, 2000 and 1999, respectively. Loans 90 days or more past due and still accruing have remained at relatively stable levels during the past two years. It is not known if this trend will continue.*

     The allowance for loan losses as a percent of loans has declined since 1996. Valley provides additions to the allowance based upon net charge-offs and changes in the composition of the loan portfolio.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY


                                                           2000          1999         1998         1997           1996
                                                           ----          ----         ----         ----           ----
                                                                                 (IN THOUSANDS)
Loans past due in excess of
  90 days and still accruing .....................        $13,040      $11,698       $ 7,418       $16,463      $10,318
                                                          -------      -------       -------       -------      -------
Non-accrual loans ................................        $ 2,661      $ 3,482       $ 7,507       $10,380      $16,311
Other real estate owned ..........................            129        2,256         4,261         4,450        6,077
                                                          -------      -------       -------       -------      -------
Total non-performing assets ......................        $ 2,790      $ 5,738       $11,768       $14,830      $22,388
                                                          -------      -------       -------       -------      -------
Troubled debt restructured loans .................         $  949      $ 4,852       $ 6,387       $ 6,723      $ 7,116
                                                          -------      -------       -------       -------      -------
Non-performing loans as a % of loans .............           0.06%        0.08%         0.18%         0.26%        0.43%
                                                          -------      -------       -------       -------      -------
Non-performing assets as a % of
  loans plus other real estate owned .............           0.06%        0.13%         0.28%         0.37%        0.59%
                                                          -------      -------       -------       -------      -------
Allowance as a % of loans ........................           1.15%        1.21%         1.32%         1.34%        1.40%
                                                          -------      -------       -------       -------      -------

     During 2000, recovered interest on non-accrual loans amounted to $180 thousand, compared with recovered interest of $720 thousand in 1999.

     Although substantially all risk elements at December 31, 2000 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $18.0 million in potential problem loans at December 31, 2000, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Of these potential problem loans, only $2.4 million is considered at risk after collateral values and guarantees are taken into consideration. There can be no assurance that Valley has identified all of its problem loans. At December 31, 1999, Valley had identified approximately $7.7 million of potential problem loans which were not classified as non-accrual, past due or restructured.

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

     Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. The majority of automobile loans have been originated through a program with a major insurance company, whose customer base generally has a good credit profile and generally have resulted in delinquencies and charge-offs equal to that typically experienced from traditional sources. These automobile loans are from 12 states, and Canada, including New Jersey and generally present no more risk than those made within New Jersey.* All loans are subject to Valley's underwriting criteria, therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region.

     The co-branded credit card portfolio was substantially generated through a pre-approved mailing during 1996 utilizing automated credit scoring techniques and additional underwriting standards.

     Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan and off-balance sheet credit losses inherent in the portfolio. The allowance for loan losses and related provision are an expression of management's evaluation of the credit portfolio and economic climate.

     The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:


                                                                 YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                              2000          1999          1998           1997          1996
                                           ----------     ----------    ----------     ----------    ----------
                                                                      (IN THOUSANDS)
Average loans outstanding ............     $4,579,554     $4,280,426    $4,009,604     $3,817,092    $3,494,950
                                           ==========     ==========    ==========     ==========    ==========
Beginning balance-
  Allowance for loan losses ..........        $55,120        $54,641       $53,170        $52,926       $50,433
                                           ----------     ----------    ----------     ----------    ----------
Loans charged-off:
  Commercial .........................          1,223            337           216          4,650           493
  Construction .......................             --             --            --             --           110
  Mortgage-Commercial ................            490            983         2,166          1,440         1,214
  Mortgage-Residential ...............            249            761         1,274            522           932
  Consumer ...........................          8,992         10,050        11,307          8,394         4,110
                                           ----------     ----------    ----------     ----------    ----------
                                               10,954         12,131        14,963         15,006         6,859
                                           ----------     ----------    ----------     ----------    ----------
Charged-off loans recovered:
  Commercial .........................            483            702           484            562         2,669
  Construction .......................             --            218           222             89            58
  Mortgage-Commercial ................            372            268         1,074            227         1,462
  Mortgage-Residential ...............             49            133           329            167           222
  Consumer ...........................          2,535          2,169         1,680          1,075           985
                                           ----------     ----------    ----------     ----------    ----------
                                                3,439          3,490         3,789          2,120         5,396
                                           ----------     ----------    ----------     ----------    ----------
Net charge-offs ......................          7,515          8,641        11,174         12,886         1,463
Provision charged to operations ......          6,130          9,120        12,645         13,130         3,956
                                           ----------     ----------    ----------     ----------    ----------
Ending balance-Allowance
  for loan losses ....................        $53,735        $55,120       $54,641        $53,170       $52,926
                                           ==========     ==========    ==========     ==========    ==========
Ratio of net charge-offs
  during the period to
  average loans outstanding
  during the period ..................           0.16%          0.20%         0.28%          0.34%         0.04%

     The allowance for loan losses is maintained at a level estimated to absorb loan losses of the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures."

     VNB's allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB's historical loss experience and may be adjusted for significant circumstances that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     Management establishes an unallocated portion of the allowance to cover any losses incurred within a given loan category which have not been otherwise identified or measured on an individual basis. Such unallocated allowance includes management's evaluation of local and national economic and business conditions, portfolio concentrations, information risk, operational risk, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

     The underwriting, growth and delinquency experience in the credit card portfolio will substantially influence the level of the allowance needed to absorb credit losses in the portfolio. Although credit card loans are generally considered more risky than other types of lending, a higher interest rate is charged to compensate for this increased risk. VNB continues to monitor the need for additions to the allowance.

     During 2000, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $6.1 million in 2000 compared to $9.1 million in 1999. The provision for loan losses was reduced as a result of Valley's declining trend in non-performing loans during the year and due to the expected sale of the Shop-Rite credit card portfolio, which eliminated the need for additional provisioning the bank was maintaining for that portfolio.

     The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:


                                                           YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                        2000                         1999                         1998
                               -----------------------      -----------------------      -----------------------
                                                                (IN THOUSANDS)

                                               PERCENT                     PERCENT                      PERCENT
                                               OF LOAN                     OF LOAN                      OF LOAN
                                              CATEGORY                     CATEGORY                     CATEGORY
                                ALLOWANCE     TO TOTAL      ALLOWANCE      TO TOTAL      ALLOWANCE      TO TOTAL
                               ALLOCATION       LOANS       ALLOCATION       LOANS       ALLOCATION       LOANS
                               ----------     --------      ----------     --------      ----------     --------
Loan category:
  Commercial .............      $15,974         11.4%         $15,501         11.2%        $14,491         11.5%
  Mortgage ...............       11,827         57.7           13,282         55.7          14,363         53.5
  Consumer ...............       12,559         30.9           12,813         33.1          12,417         35.0
  Unallocated ............       13,375         N/A            13,524         N/A           13,370         N/A
                                -------        -----          -------        -----         -------        -----
                                $53,735        100.0%         $55,120        100.0%        $54,641        100.0%
                                =======        =====          =======        =====         =======        =====


                                              YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------
                                         1997                         1996
                               ---------------------          --------------------
                                               PERCENT                     PERCENT
                                               OF LOAN                     OF LOAN
                                              CATEGORY                     CATEGORY
                                ALLOWANCE     TO TOTAL      ALLOWANCE      TO TOTAL
                               ALLOCATION       LOANS       ALLOCATION       LOANS
                               ----------     --------      ----------     --------
Loan category:
  Commercial .............      $13,525         11.8%         $19,097         12.7%
  Mortgage ...............       16,861         53.0           13,743         53.8
  Consumer ...............       11,625         35.2            7,667         33.5
  Unallocated ............       11,159         N/A            12,419         N/A
                                -------        -----          -------        -----
                                $53,170        100.0%         $52,926        100.0%
                                =======        =====          =======        =====

     At December 31, 2000 the allowance for loan losses amounted to $53.7 million or 1.15 percent of loans, as compared to $55.1 million or 1.21 percent at December 31, 1999.

     The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $7.5 million for the year ended December 31, 2000 compared with $8.6 million for the year ended December 31, 1999. The ratio of net charge-offs to average loans decreased to
0.16 percent for 2000 compared with 0.20 percent for 1999. While consumer loan charge-offs decreased during 2000, they were at a level less than the level reported throughout the industry on a national basis. Non-accrual loans decreased in 2000 in comparison to 1999, and to its lowest level in five years, while loans past due 90 days and still accruing in 2000 were higher than during 1999.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $2.2 million and $338 thousand, respectively, at December 31, 2000 and $13.4 million and $1.8 million, respectively, at December 31, 1999. The average balance of impaired loans during 2000 and 1999 was approximately $9.6 million and $13.2 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2000, 1999 and 1998 was $106 thousand, $559 thousand and $1.1 million, respectively.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At December 31, 2000, shareholders' equity totaled $545.1 million or 8.5 percent of total assets, compared with $553.5 million or 8.7 percent at year-end 1999.

     On May 23, 2000 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. As of September 19, 2000 Valley had repurchased 571,070 shares of its common stock under this repurchase program, which was rescinded in connection with the signing of the definitive merger agreement with Merchants. This is in addition to the 3,000,000 shares purchased pursuant to an authorization by the Board of Directors in December 1999, the majority of which were used for the stock dividend issued on May 16, 2000. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

     On February 12, 2000, the Board of Directors unanimously approved an amendment to Valley's Certificate of Incorporation to authorize 30,000,000 shares of a new class of "blank check" preferred stock. The purpose of the preferred stock is to maximize Valley's ability to expand its capital base. The amendment was approved by the Valley shareholders on April 6, 2000. At December 31, 2000, there were no shares of preferred stock issued.

     Included in shareholders' equity as components of accumulated other comprehensive income at December 31, 2000 was a $4.2 million unrealized loss on investment securities available for sale, net of tax, and a currency translation adjustment loss of $678 thousand related to the Canadian subsidiary of VNB, compared to an unrealized loss of $16.3 million and a $418 thousand currency translation adjustment loss at December 31, 1999.

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

     Valley's capital position at December 31, 2000 under risk-based capital guidelines was $544.1 million, or 10.8 percent of risk-weighted assets, for Tier 1 capital and $597.8 million, or 11.9 percent, for Total risk-based capital. The comparable ratios at December 31, 1999 were 11.6 percent for Tier 1 capital and
12.8 percent for Total risk-based capital. At December 31, 2000 and 1999, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of
8.7 percent and 9.1 percent, respectively. Valley's ratios at December 31, 2000 were all above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $9.08 at December 31, 2000 compared with $8.83 per share at December 31, 1999.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 41.9 percent at December 31, 2000, compared to 43.5 percent at December 31, 1999. Cash dividends declared amounted to $1.03 per share, equivalent to a dividend payout ratio of 58.1 percent for 2000, compared to 56.5 percent for the year 1999. The current quarterly dividend rate of $0.26 per share provides for an annual rate of $1.04 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Results of Operations-1999 Compared to 1998

     Valley reported net income for 1999 of $106.3 million or $1.65 earnings per diluted share, compared to the $101.3 million, or $1.55 earnings per diluted share earned in 1998.

     Net interest income on a tax equivalent basis increased $14.2 million, or
5.7 percent, to $262.8 million in 1999. The increase in 1999 was due primarily to a $402.4 million increase in the average balance of interest bearing assets offset slightly by a $316.7 million increase in the average balance of interest bearing liabilities. Average rates on interest earning assets and interest bearing liabilities decreased 27 basis points and 24 basis points, respectively.

     Non-interest income, net of security gains amounted to $44.7 million, in 1999, relatively unchanged compared with 1998. Income from trust and investment services increased $601 thousand or 33.1 percent due primarily to additional fee income contributed by the acquisition of an investment management company during July 1999. Fees from loan servicing, which include both servicing fees from residential mortgage loans and SBA loans, increased $1.0 million or 13.6 percent. This increase can be attributed to the acquisition of several residential mortgage portfolios, and the origination of both SBA and residential mortgage loans by VNB which were sold to third-party investors with servicing retained. Credit card income declined by $1.5 million due to a decrease in card usage. Other non-interest income increased $2.6 million or 45.1 percent, attributed primarily to the gain on the sale of one OREO property during 1999 and commission fees earned on the outsourcing of check processing which began in the fourth quarter of 1998.

     Non-interest expense totaled $137.9 million in 1999, a decrease of $6.8 million. Non-interest expense for 1999 includes a $3.0 million merger-related charge from the acquisition of Ramapo and for 1998 includes a $4.5 million merger-related charge from the acquisition of Wayne. Salary and benefit expense for 1999 increased $2.1 million or 3.0 percent. This increase was offset by a decrease in credit card expense of $4.0 million, attributable to a decreased usage of the card.

     Income tax expense as a percentage of pre-tax income was 32.9 percent for the year ended December 31, 1999 compared to 23.1 percent in 1998. The increase in the effective tax rate is attributable to tax benefits realized prior to 1999 that were not available during 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              ----------      ----------
                                                                        (IN THOUSANDS, EXCEPT FOR SHARE DATA)
ASSETS
Cash and due from banks ................................................      $  186,720      $  161,561
Federal funds sold .....................................................          50,000         123,000
Investment securities held to maturity, fair value of $294,801 and
  $318,329 in 2000 and 1999, respectively (Notes 3 and 11) .............         333,424         351,501
Investment securities available for sale (Notes 4 and 11) ..............       1,035,769       1,005,419
Loans (Notes 5 and 11) .................................................       4,643,487       4,542,567
Loans held for sale (Note 5) ...........................................          17,927          12,185
                                                                              ----------      ----------
Total loans ............................................................       4,661,414       4,554,752
  Less: Allowance for loan losses (Note 6) .............................        (53,735)         (55,120)
                                                                              ----------      ----------
  Net loans ............................................................       4,607,679       4,499,632
                                                                              ----------      ----------
Premises and equipment, net (Note 8) ...................................          85,394          84,790
Accrued interest receivable ............................................          39,656          35,504
Other assets (Notes 7, 9 and 13) .......................................          87,195          98,987
                                                                              ----------      ----------
        Total assets ...................................................      $6,425,837      $6,360,394
                                                                              ==========      ==========
LIABILITIES
Deposits:
  Non-interest bearing .................................................      $1,018,479      $  931,016
  Interest bearing:
    Savings ............................................................       1,982,482       2,018,530
    Time (Note 10) .....................................................       2,122,756       2,101,709
                                                                              ----------      ----------
        Total deposits .................................................       5,123,717       5,051,255
                                                                              ----------      ----------
Short-term borrowings (Notes 3 and 11) .................................         108,022         129,065
Long-term debt (Notes 3 and 11) ........................................         591,808         564,881
Accrued expenses and other liabilities (Note 12) .......................          57,216          61,693
                                                                              ----------      ----------
        Total liabilities ..............................................       5,880,763       5,806,894
                                                                              ----------      ----------
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY (Notes 2, 12 and 15)
Preferred stock, no par value, authorized 30,000,000 shares,
  none issued ..........................................................            --              --
Common stock, no par value, authorized 108,527,344 shares;
  issued 60,540,047 shares in 2000 and 60,621,040 shares in 1999 .......          25,886          25,943
Surplus ................................................................         324,300         325,147
Retained earnings ......................................................         213,362         244,605
Unallocated common stock held by employee benefit plan .................           (775)            (965)
Accumulated other comprehensive loss ...................................         (4,923)         (16,733)
                                                                              ----------      ----------
                                                                                 557,850         577,997
Treasury stock, at cost (502,471 shares in 2000 and
  927,750 shares in 1999) ..............................................        (12,776)         (24,497)
                                                                              ----------      ----------
        Total shareholders' equity .....................................         545,074         553,500
                                                                              ----------      ----------
        Total liabilities and shareholders' equity .....................      $6,425,837      $6,360,394
                                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.


                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      2000              1999             1998
                                                                   ---------         ---------        ---------
                                                                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
INTEREST INCOME
Interest and fees on loans (Note 5) ..........................     $ 372,695         $ 339,438        $ 330,701
Interest and dividends on investment securities:
  Taxable ....................................................        74,851            74,381           63,430
  Tax-exempt .................................................         7,126             7,364            8,281
  Dividends ..................................................         2,878             2,403            1,946
Interest on federal funds sold and other short-term
  investments ................................................         3,303             3,949            6,935
                                                                   ---------         ---------        ---------
      Total interest income ..................................       460,853           427,535          411,293
                                                                   ---------         ---------        ---------
INTEREST EXPENSE
Interest on deposits:
  Savings deposits ...........................................        47,950            41,358           46,833
  Time deposits (Note 10) ....................................       112,955           102,154          109,228
Interest on short-term borrowings (Note 11) ..................         6,427             2,968            2,791
Interest on long-term debt (Note 11) .........................        35,424            22,697            8,806
                                                                   ---------         ---------        ---------
      Total interest expense .................................       202,756           169,177          167,658
                                                                   ---------         ---------        ---------
NET INTEREST INCOME ..........................................       258,097           258,358          243,635
Provision for loan losses (Note 6) ...........................         6,130             9,120           12,645
                                                                   ---------         ---------        ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..........       251,967           249,238          230,990
                                                                   ---------         ---------        ---------
NON-INTEREST INCOME
Trust and investment services ................................         3,563             2,414            1,813
Service charges on deposit accounts ..........................        16,486            14,468           14,019
Gains on securities transactions, net (Note 4) ...............           355             2,532            1,419
Fees from loan servicing (Note 7) ............................        10,902             8,387            7,382
Credit card fee income .......................................         8,403             8,655           10,153
Gains on sales of loans, net .................................         2,227             2,491            4,863
Other ........................................................         8,947             8,305            5,725
                                                                   ---------         ---------        ---------
      Total non-interest income ..............................        50,883            47,252           45,374
                                                                   ---------         ---------        ---------
NON-INTEREST EXPENSE
Salary expense (Note 12) .....................................        62,847            58,339           56,717
Employee benefit expense (Note 12) ...........................        13,774            13,645           13,143
FDIC insurance premiums ......................................         1,037             1,239            1,301
Net occupancy expense (Notes 8 and 14) .......................        12,651            11,943           13,740
Furniture and equipment expense (Note 8) .....................         9,289             8,370            9,037
Credit card expense ..........................................         5,032             5,070            9,066
Amortization of intangible assets (Note 7) ...................         7,611             5,255            5,666
Advertising ..................................................         4,529             5,178            4,677
Merger-related charges (Note 2) ..............................          --               3,005            4,539
Other ........................................................        24,243            25,902           26,827
                                                                   ---------         ---------        ---------
      Total non-interest expense .............................       141,013           137,946          144,713
                                                                   ---------         ---------        ---------
INCOME BEFORE INCOME TAXES ...................................       161,837           158,544          131,651
Income tax expense (Note 13) .................................        55,064            52,220           30,380
                                                                   ---------         ---------        ---------
NET INCOME ...................................................     $ 106,773         $ 106,324        $ 101,271
                                                                   =========         =========        =========
EARNINGS PER SHARE:
  Basic ......................................................     $    1.76         $    1.67        $    1.57
  Diluted ....................................................          1.75              1.65             1.55
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic ......................................................    60,561,075        63,732,045       64,428,341
  Diluted ....................................................    61,108,974        64,370,957       65,294,355

                          See accompanying notes to consolidated financial statements.


                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  UNALLOCATED  ACCUMULATED
                                                                                    COMMON        OTHER
                                                                                  STOCK HELD   COMPREHENSIVE               TOTAL
                                          PREFERRED  COMMON             RETAINED   BY EMPLOYEE    (LOSS)      TREASURY SHAREHOLDERS'
                                            STOCK     STOCK    SURPLUS  EARNINGS  BENEFIT PLAN    INCOME        STOCK     EQUITY
                                          ---------  -------  --------  --------  ------------ -------------  -------- ------------
                                                                              (IN THOUSANDS)
BALANCE--DECEMBER 31, 1997 ..............   $ --     $25,999  $330,258  $189,078    $(1,604)    $  3,564     $ (6,695)    $540,600
Comprehensive income:
Net income ..............................     --        --        --     101,271       --           --           --        101,271
Other comprehensive income, net of tax:
  Unrealized gains on securities
    available for sale, net of tax
    of $1,052 ...........................     --        --        --        --         --          1,871         --
  Less reclassification adjustment for
    gains included in net income, net
    of tax of $(524) ....................     --        --        --        --         --           (895)        --
  Foreign currency translation
    adjustment ..........................     --        --        --        --         --           (509)        --
                                                                                                --------
Other comprehensive income ..............     --        --        --        --         --            467         --            467
                                                                                                --------                  --------
Total comprehensive income ..............     --        --        --        --         --           --           --        101,738
Cash dividends ..........................     --        --        --     (53,271)      --           --           --        (53,271)
Effect of stock incentive plan, net .....     --          56      (392)     (850)      --           --          3,713        2,527
Common stock repurchased and retired ....     --         (65)     --        (349)      --           --           --           (414)
Allocation of employee benefit
  plan shares ...........................     --        --         381      --          273         --           --            654
Issuance of shares from treasury ........     --          89     1,090      --         --           --          3,454        4,633
Purchase of treasury stock ..............     --        --        --        --         --           --         (6,658)      (6,658)
                                            ------   -------  --------  --------    -------     --------     --------     --------
BALANCE--DECEMBER 31, 1998 ..............     --      26,079   331,337   235,879     (1,331)       4,031       (6,186)     589,809
Comprehensive income:
Net income ..............................     --        --        --     106,324       --           --           --        106,324
Other comprehensive loss, net of tax:
  Unrealized losses on securities
    available for sale, net of tax
    of $(13,095) ........................     --        --        --        --         --        (19,591)        --
  Less reclassification adjustment
    for gains included in net income,
    net of tax of $(925) ................     --        --        --        --         --         (1,607)        --
  Foreign currency translation
    adjustment ..........................     --        --        --        --         --            434         --
                                                                                                --------
Other comprehensive loss ................     --        --        --        --         --        (20,764)        --        (20,764)
                                                                                                --------                  --------
Total comprehensive income ..............     --        --        --        --         --           --           --         85,560
Cash dividends ..........................     --        --        --     (60,019)      --           --           --        (60,019)
Effect of stock incentive plan, net .....     --          (8)     (151)   (1,522)      --           --          4,067        2,386
Stock dividend ..........................     --        (128)   (7,164)  (36,057)      --           --         44,207          858
Allocation of employee benefit
  plan shares ...........................     --        --       1,125      --          366         --            370        1,861
Purchase of treasury stock ..............     --        --        --        --         --           --        (66,955)     (66,955)
                                            ------   -------  --------  --------    -------     --------     --------     --------
BALANCE--DECEMBER 31, 1999 ..............     --      25,943   325,147   244,605       (965)     (16,733)     (24,497)     553,500
Comprehensive income:
Net income ..............................     --        --        --     106,773       --           --           --        106,773
Other comprehensive income, net of tax:
  Unrealized gains on securities
    available for sale, net of tax
    of $8,343 ...........................     --        --        --        --         --         12,297         --
  Less reclassification adjustment for
    gains included in net income,
    net of tax of $(129) ................     --        --        --        --         --           (226)        --
  Foreign currency translation
    adjustment ..........................     --        --        --        --         --           (261)        --
                                                                                                --------
Other comprehensive income ..............     --        --        --        --         --         11,810         --         11,810
                                                                                                --------                  --------
Total comprehensive income ..............     --        --        --        --         --           --           --        118,583
Cash dividends ..........................     --        --        --     (62,039)      --           --           --        (62,039)
Effect of stock incentive plan, net .....     --         (57)   (1,768)   (2,969)      --           --          8,175        3,381
Stock dividend ..........................     --        --        --     (73,008)      --           --         73,008         --
Allocation of employee benefit
  plan shares ...........................     --        --         921      --          190         --            573        1,684

Purchase of treasury stock ..............     --        --        --        --         --           --        (70,035)     (70,035)
                                            ------   -------  --------  --------    -------     --------     --------     --------
BALANCE--DECEMBER 31, 2000 ..............   $ --     $25,886  $324,300  $213,362    $  (775)    $ (4,923)    $(12,776)    $545,074
                                            ======   =======  ========  ========    =======     ========     ========     ========

                                 See accompanying notes to consolidated financial statements.


                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          2000              1999             1998
                                                                      ----------        ----------       ----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................    $  106,773        $  106,324       $  101,271
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ................................        16,203            12,877           14,782
    Amortization of compensation costs pursuant to
      long-term stock incentive plan .............................         1,532             1,091            1,036
    Provision for loan losses ....................................         6,130             9,120           12,645
    Net amortization of premiums and accretion of discounts ......         2,267             4,187            3,312
    Net deferred income tax benefit ..............................          (522)             (255)          (2,540)
    Net gains on securities transactions .........................          (355)           (2,532)          (1,419)
    Proceeds from sales of loans .................................        40,758            76,113          181,020
    Gain on sales of loans .......................................        (2,227)           (2,491)          (4,863)
    Originations of loans held for sale ..........................       (44,273)          (62,352)        (182,961)
    Proceeds from sale of premises and equipment .................           626              --               --
    Gain on sale of premises and equipment .......................          (474)             --               --
    Net (increase) decrease in accrued interest receivable
      and other assets ...........................................        (4,682)          (19,960)           4,864
    Net (decrease) increase in accrued expenses and other
      liabilities ................................................        (4,550)           25,475           (3,334)
                                                                      ----------        ----------       ----------
    Net cash provided by operating activities ....................       117,206           147,597          123,813
                                                                      ----------        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and originations of mortgage servicing rights ........        (2,696)          (20,419)         (11,986)
  Proceeds from sales of investment securities available
    for sale .....................................................        10,761            28,317          113,597
  Proceeds from maturing investment securities available
    for sale .....................................................       181,622           412,335          418,068
  Purchases of investment securities available for sale ..........      (203,001)         (416,297)        (416,359)
  Purchases of investment securities held to maturity ............       (21,866)         (161,986)        (153,486)
  Proceeds from maturing investment securities held to
    maturity .....................................................        38,662            53,993           71,734
  Proceeds from sales of trading account securities ..............          --               1,415             --
  Net decrease (increase) in federal funds sold and other
    short-term investments .......................................        73,000           (14,900)         (63,975)
  Net increase in loans made to customers ........................      (108,435)         (427,014)        (179,048)
  Purchases of premises and equipment, net of sales ..............        (9,349)           (9,577)         (10,698)
                                                                      ----------        ----------       ----------
  Net cash used in investing activities ..........................       (41,302)         (554,133)        (232,153)
                                                                      ----------        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits .......................................        72,462            81,106          118,068
  Net (decrease) increase in short-term borrowings ...............       (21,043)           71,448             (998)
  Advances of long-term debt .....................................        80,000           402,000          120,000
  Repayments of long-term debt ...................................       (53,073)          (50,068)         (53,063)
  Dividends paid to common shareholders ..........................       (62,355)          (58,126)         (51,189)
  Addition of common shares to treasury ..........................       (70,035)          (66,955)          (6,658)
  Common stock issued, net of cancellations ......................         3,299             2,771            6,931
                                                                      ----------        ----------       ----------
  Net cash (used in) provided by financing activities ............       (50,745)          382,176          133,091
                                                                      ----------        ----------       ----------
  Net increase (decrease) in cash and cash equivalents ...........        25,159           (24,360)          24,751
  Cash and cash equivalents at beginning of year .................       161,561           185,921          161,170
                                                                      ----------        ----------       ----------
  Cash and cash equivalents at end of year .......................    $  186,720        $  161,561       $  185,921
                                                                      ==========        ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits
    and borrowings ...............................................    $  199,115        $  168,146       $  169,081
  Cash paid during the year for federal and state
    income taxes .................................................        53,039            55,047           32,516
  Transfer of securities from held to maturity to
    available for sale ...........................................          --              42,387            1,592


                                  See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

BUSINESS

     Valley National Bancorp ("Valley") is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank ("VNB"), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern New Jersey. VNB also lends, through its consumer division and SBA program, to borrowers covering territories outside of its branch network and New Jersey. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

     VNB has several wholly-owned subsidiaries which include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a subsidiary which owns and services commercial mortgage loans, a title insurance company, asset management companies which are SEC registered investment advisors and an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada. Many of these subsidiaries transact business with VNB as well as third parties.

BASIS OF PRESENTATION

     The consolidated financial statements of Valley include the accounts of its principal commercial bank subsidiary, VNB and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the consolidated financial statements for 1999 and 1998 to conform to the classifications presented for 2000.

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

     Trading securities are recorded at market value. Market value adjustments resulting from unrealized gains (losses) on such securities are included in non-interest income.

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

     The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures."

     VNB's allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB's historical loss experience and may be adjusted for significant circumstances that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

     Management establishes an unallocated portion of the allowance to cover inherent losses incurred within a given loan category which have not been otherwise identified or measured on an individual basis. Such unallocated allowance includes management's evaluation of local and national economic and business conditions, portfolio concentrations, information risk, operational risk, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

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

INTANGIBLE ASSETS

     Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill recorded prior to 1987 is being amortized on a straight-line basis over 25 years. Goodwill recorded in 2000 and 1999 is being amortized on a straight-line basis over 10 years. Core deposit intangibles are amortized on accelerated methods over the estimated lives of the assets. Goodwill and core deposit intangibles are included in other assets.

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

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Valley's components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of tax, and the foreign currency translation adjustment. Valley provides the required disclosure in the Consolidated Statements of Changes in Shareholders' Equity.

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

     All share and per share amounts have been restated to reflect the 5 percent stock dividend issued May 16, 2000, and all prior stock dividends and splits.

     The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.


                                                                            YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2000              1999             1998
                                                                 -----------       -----------      -----------
                                                                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Net income ..................................................    $   106,773       $   106,324      $   101,271
                                                                 ===========       ===========      ===========
Basic weighted-average number of shares outstanding .........     60,561,075        63,732,045       64,428,341
Plus: Common stock equivalents ..............................        547,899           638,912          866,014
                                                                 -----------       -----------      -----------
Diluted weighted-average number of shares outstanding .......     61,108,974        64,370,957       65,294,355
                                                                 ===========       ===========      ===========
Earnings per share:

  Basic .....................................................    $      1.76       $      1.67      $      1.57
  Diluted ...................................................           1.75              1.65             1.55

     At December 31, 2000 and 1999 there were 66 thousand and 272 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value.

TREASURY STOCK

     Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

IMPACT OF FUTURE ACCOUNTING CHANGES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. Valley would have had to adopt SFAS No. 133 by January 1, 2000. However, SFAS No. 137 extended the adoption of SFAS No. 133 to periods beginning after June 15, 2000. In June of 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 and 137," which amends the accounting and reporting standards of SFAS No. 133 for derivative instruments. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 effective on January 1, 2001 did not have a material impact on the financial statements.

     The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 resolves certain implementation issues, but it carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Valley anticipates that the adoption of SFAS No. 140 will not have a material impact on the financial statements.

ACQUISITIONS (Note 2)

     On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged. This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling of interests method of accounting.

     In accordance with generally accepted accounting principles, the consolidated financial statements of Valley, included herein, have not been restated to include Merchants.

     The following proforma data summarizes the combined financial data of Valley and Merchants as if the merger had been consummated on December 31, 1999 for Statement of Financial Condition purposes and January 1, 1998 for Income Statement purposes:

                                                DECEMBER 31,
                                        ------------------------
                                           2000          1999
                                        ----------    ----------
                                               (IN THOUSANDS)

Total assets ......................     $7,902,628    $7,755,707
Total investments .................      2,203,537     2,204,840
Total loans .......................      5,190,478     4,991,849
Total deposits ....................      6,136,828     6,010,233

                                               YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                           2000          1999         1998
                                        ----------    ----------    ---------
                                        (IN THOUSANDS, EXCEPT FOR SHARE DATA)

Interest income ...................     $  568,206    $  517,820   $  497,561
Interest expense ..................        252,648       208,793      208,531
Net interest income ...............        315,558       309,027      289,030
Net income ........................        127,626       125,341      117,173
Earnings per share-basic ..........           1.70          1.60         1.48
Earnings per share-diluted ........           1.69          1.58         1.46

     On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, NJ based investment management firm with $195 million of assets under management. Hallmark's purchase was a stock merger with subsequent earn out payments. Hallmark's operations will continue as a wholly-owned subsidiary of

VNB. The transaction was accounted for as a purchase and resulted in goodwill of approximately $1.2 million which is being amortized over a 10 year period.

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

     During the second quarter of 1999, Valley recorded a merger-related charge of $3.0 million related to the acquisition of Ramapo. On an after tax basis, the charge totaled $2.2 million or $0.03 per diluted share. The charge includes only identified direct and incremental costs associated with this acquisition. Items included in the charge include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, two senior executives of Ramapo; real estate expenses related to the closing of a duplicate branch; professional fees which include investment banking, accounting and legal fees; and other expenses which include termination of data processing service contracts and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of the merger-related charge, consisting of real estate dispositions, professional fees, personnel expenses and other expenses, totaled $300 thousand, $1.1 million,$1.1 million and $500 thousand, respectively. Of the total merger-related charge $2.8 million, or 92.7 percent was paid through December 31, 2000. The remaining liability represents contracts which will be paid over their remaining terms.

     During the second quarter of 1999, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company for $784 thousand and began to sell both commercial and residential title insurance policies. The transaction was accounted for as a purchase, at which time goodwill of $728 thousand was recorded.

     On July 30, 1999, Valley acquired New Century Asset Management, Inc., a registered investment advisor and NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century will continue its operations as a wholly-owned subsidiary of Valley National Bank. The transaction was accounted for as a purchase, at which time goodwill of $1.3 million was recorded.

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

     During 1998, Valley recorded a merger-related charge of $4.5 million, related to the acquisition of Wayne. On an after tax basis, the charge totaled $3.2 million or $0.05 per diluted share. The charge includes only identified direct and incremental costs associated with this acquisition. Items included in the charge include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, ten senior executives and directors at Wayne; real estate expenses related to the closing of duplicate facilities, professional fees which include investment banking, accounting and legal fees; and other expenses which include termination of data processing service contracts and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of the merger-related charge are for real estate dispositions, professional fees, personnel expenses and other expenses total $1.5 million, $1.4 million, $1.0 million and $600 thousand, respectively. Of the total merger-related charge, $4.1 million or 91.1 percent was paid through December 31, 2000. The remaining liability represents contracts which will be paid over their remaining terms.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

     The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2000 and 1999 were as follows:


                                                                               DECEMBER 31, 2000
                                                                 ----------------------------------------------
                                                                               GROSS        GROSS
                                                                 AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                                   COST        GAINS       LOSSES       VALUE
                                                                 ---------  ----------   ----------    --------
                                                                                (IN THOUSANDS)
Obligations of states and political subdivisions ...........     $ 20,306       $ 37      $     (1)    $ 20,342
Mortgage-backed securities .................................       35,422        600           (45)      35,977
Other debt securities ......................................      249,064        --        (39,214)     209,850
                                                                 --------       ----      --------     --------
    Total debt securities ..................................      304,792        637       (39,260)     266,169
FRB & FHLB stock ...........................................       28,632        --           --         28,632
                                                                 --------       ----      --------     --------
    Total investment securities held to maturity ...........     $333,424       $637      $(39,260)    $294,801
                                                                 ========       ====      ========     ========


                                                                               DECEMBER 31, 1999
                                                                 ----------------------------------------------
                                                                               GROSS        GROSS
                                                                 AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                                   COST        GAINS       LOSSES       VALUE
                                                                 ---------  ----------   ----------    --------
                                                                                (IN THOUSANDS)
Obligations of states and political subdivisions ...........     $ 28,729       $141      $     (4)    $ 28,866
Mortgage-backed securities .................................       46,599        174          (300)      46,473
Other debt securities ......................................      249,936        --        (33,183)     216,753
                                                                 --------       ----      --------     --------
    Total debt securities ..................................      325,264        315       (33,487)     292,092
FRB & FHLB stock ...........................................       26,237        --           --         26,237
                                                                 --------       ----      --------     --------
    Total investment securities held to maturity ...........     $351,501       $315      $(33,487)    $318,329
                                                                 ========       ====      ========     ========

     The contractual maturities of investments in debt securities held to maturity at December 31, 2000, are set forth in the following table:

                                                        DECEMBER 31, 2000
                                                      ----------------------
                                                      AMORTIZED       FAIR
                                                        COST          VALUE
                                                      --------      --------
                                                          (IN THOUSANDS)

Due in one year ................................      $ 20,341      $ 20,378
Due after one year through five years ..........            75            75
Due after five years through ten years .........          --            --
Due after ten years ............................       248,954       209,739
                                                      --------      --------
                                                       269,370       230,192
Mortgage-backed securities .....................        35,422        35,977
                                                      --------      --------
    Total debt securities held to maturity .....      $304,792      $266,169
                                                      ========      ========

     Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

     The weighted-average remaining life for mortgage-backed securities held to maturity was 2.7 years at December 31, 2000, and 3.0 years at December 31, 1999.

     In 1999, in connection with the Ramapo acquisition, Valley reassessed the classification of securities held in the Ramapo investment portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives. In 1998, in connection with the Wayne acquisition, Valley reassessed the classification of securities held in the Wayne portfolio and transferred $1.6 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

     The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2000 and 1999 were as follows:


                                                                            DECEMBER 31, 2000
                                                            -------------------------------------------------------
                                                                             GROSS        GROSS
                                                            AMORTIZED      UNREALIZED   UNREALIZED         FAIR
                                                              COST           GAINS       LOSSES            VALUE
                                                            ----------     ----------   ----------       ----------
                                                                              (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations ...........................     $  146,427        $  453     $ (1,191)      $  145,689
Obligations of states and political subdivisions ......        117,978           607         (395)         118,190
Mortgage-backed securities ............................        747,998         1,975       (7,158)         742,815
                                                            ----------        ------     --------       ----------
    Total debt securities .............................      1,012,403         3,035       (8,744)       1,006,694
Equity securities .....................................         30,514         1,842       (3,281)          29,075
                                                            ----------        ------     --------       ----------
    Total investment securities available for sale ....     $1,042,917        $4,877     $(12,025)      $1,035,769
                                                            ==========        ======     ========       ==========


                                                                            DECEMBER 31, 1999
                                                            -------------------------------------------------------
                                                                             GROSS        GROSS
                                                            AMORTIZED      UNREALIZED   UNREALIZED         FAIR
                                                              COST           GAINS       LOSSES            VALUE
                                                            ----------     ----------   ----------       ----------
                                                                              (IN THOUSANDS)
U.S. Treasury securities and other government
  agencies and corporations ...........................     $  115,750        $    2     $ (3,102)      $  112,650
Obligations of states and political subdivisions ......        135,659           505       (2,600)         133,564
Mortgage-backed securities ............................        751,262           227      (21,358)         730,131
                                                            ----------        ------     --------       ----------
    Total debt securities .............................      1,002,671           734      (27,060)         976,345
Equity securities .....................................         30,172         1,252       (2,350)          29,074
                                                            ----------        ------     --------       ----------
    Total investment securities available for sale ....     $1,032,843        $1,986     $(29,410)      $1,005,419
                                                            ==========        ======     ========       ==========

     The contractual maturities of investments in debt securities available for sale at December 31, 2000, are set forth in the following table:

                                                           DECEMBER 31, 2000
                                                      -------------------------
                                                       AMORTIZED       FAIR
                                                         COST          VALUE
                                                      ----------     ----------
                                                             (IN THOUSANDS)

Due in one year .................................      $  53,289      $  53,224
Due after one year through five years ...........        149,887        149,056
Due after five years through ten years ..........         57,482         57,588
Due after ten years .............................          3,747          4,011
                                                      ----------     ----------
                                                         264,405        263,879
Mortgage-backed securities ......................        747,998        742,815
                                                      ----------     ----------
  Total debt securities available for sale ......     $1,012,403     $1,006,694
                                                      ==========     ==========

     Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

     The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2000 and 1999 was 6.1 years and 5.7 years, respectively.

     Gross gains (losses) realized on sales, maturities and other securities transactions, related to securities available for sale, and (losses) gains on trading account securities included in earnings for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                          2000        1999        1998
                                                          -----      ------      ------
                                                                 (IN THOUSANDS)
Sales transactions:
  Gross gains .....................................       $ 355      $2,870      $  724
  Gross losses ....................................          --        (138)        (21)
                                                          -----      ------      ------
                                                            355       2,732         703
                                                          -----      ------      ------
Maturities and other securities transactions:
  Gross gains .....................................          --          --         124
  Gross losses ....................................          --         (23)         --
                                                          -----      ------      ------
                                                             --         (23)        124
                                                          -----      ------      ------
(Losses) gains on trading account securities ......          --        (177)        592
                                                          -----      ------      ------
  Gains on securities transactions, net ...........       $ 355      $2,532      $1,419
                                                          =====      ======      ======

     Cash proceeds from sales transactions were $10.8 million, $29.7 million and $113.6 million for the years ended 2000, 1999 and 1998, respectively. For 1999 cash proceeds include $1.4 million from sales of trading account securities.

LOANS (Note 5)

     The detail of the loan portfolio as of December 31, 2000 and 1999 was as follows:

                                                2000              1999
                                             ----------        ----------
                                                    (IN THOUSANDS)

Commercial ..............................    $  530,351        $  512,164
                                             ----------        ----------
    Total commercial loans ..............       530,351           512,164
                                             ----------        ----------
Construction ............................       160,932           123,531
Residential mortgage ....................     1,298,948         1,247,721
Commercial mortgage .....................     1,232,162         1,164,065
                                             ----------        ----------
    Total mortgage loans ................     2,692,042         2,535,317
                                             ----------        ----------
Home equity .............................       306,038           276,261
Credit card .............................        94,293            92,097
Automobile ..............................       975,258         1,053,457
Other consumer ..........................        63,432            85,456
                                             ----------        ----------
    Total consumer loans ................     1,439,021         1,507,271
                                             ----------        ----------
Total loans .............................    $4,661,414        $4,554,752
                                             ==========        ==========

     Included in the table above are loans held for sale in the amount of $17.9 million and $12.2 million at December 31, 2000 and 1999, respectively.

     VNB grants loans in the ordinary course of business to its directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

     The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 2000:

                                                               2000
                                                              -------
                                                           (IN THOUSANDS)

     Outstanding at beginning of year ................        $25,793
     New loans and advances ..........................         11,766
     Repayments ......................................         (6,374)
                                                              -------
     Outstanding at end of year ......................        $31,185
                                                              =======

     The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets and troubled debt restructured loans at December 31, 2000 and 1999 were as follows:


                                                                   2000           1999
                                                                  -------        -------
                                                                     (IN THOUSANDS)
Loans past due in excess of 90 days and still accruing .......    $13,040        $11,698
                                                                  =======        =======
Non-accrual loans ............................................    $ 2,661        $ 3,482
Other real estate owned ......................................        129          2,256
                                                                  -------        -------
Total non-performing assets ..................................    $ 2,790        $ 5,738
                                                                  =======        =======
Troubled debt restructured loans .............................    $   949        $ 4,852
                                                                  =======        =======

     The amount of interest income that would have been recorded on non-accrual loans in 2000, 1999 and 1998 had payments remained in accordance with the original contractual terms approximated $404 thousand, $619 thousand and $1.4 million, respectively, while the actual amount of interest income recorded on these types of assets in 2000, 1999 and 1998 totaled $584 thousand, $1.3 million and $375 thousand, respectively, resulting in (recovered) lost interest income of ($180) thousand and ($720) thousand and $1.0 million, respectively.

     At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans were non-accrual, classified as troubled debt restructured loans, or contractually past due in excess of 90 days and still accruing interest.

     The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $2.2 million and $338 thousand, respectively, at December 31, 2000 and $13.4 million and $1.8 million, respectively, at December 31, 1999. The average balance of impaired loans during 2000 and 1999 was approximately $9.6 million and $13.2 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2000, 1999 and 1998 was $106 thousand, $559 thousand and $1.1 million, respectively.

ALLOWANCE FOR LOAN LOSSES (Note 6)

     Transactions recorded in the allowance for loan losses during 2000, 1999 and 1998 were as follows:

                                                  2000       1999        1998
                                                -------     -------     -------
                                                        (IN THOUSANDS)

Balance at beginning of year ...............    $55,120     $54,641     $53,170
Provision charged to operating expense .....      6,130       9,120      12,645
                                                -------     -------     -------
                                                 61,250      63,761      65,815
                                                -------     -------     -------
Less net loan charge-offs:

  Loans charged-off ........................    (10,954)    (12,131)    (14,963)
  Less recoveries on loan charge-offs ......      3,439       3,490       3,789
                                                -------     -------     -------
Net loan charge-offs .......................     (7,515)     (8,641)    (11,174)
                                                -------     -------     -------
Balance at end of year .....................    $53,735     $55,120     $54,641
                                                =======     =======     =======

LOAN SERVICING (Note 7)

     VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and originated by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $2.5 billion, $2.2 billion and $1.6 billion at December 31, 2000, 1999 and 1998, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

     VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $92.2 million, $89.0 million and $78.1 million of SBA loans at December 31, 2000, 1999 and 1998, respectively, for third-party investors.

     The unamortized costs associated with acquiring loan servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated life of net servicing income.

     The following table summarizes the change in loan servicing rights during the years ended December 31, 2000, 1999 and 1998:

                                              2000        1999         1998
                                            -------      -------      -------
                                                     (IN THOUSANDS)

Balance at beginning of year ...........    $36,809      $20,765      $13,514
Purchase and origination of loan
  servicing rights .....................      2,696       20,419       11,986
Amortization expense ...................     (6,776)      (4,375)      (4,735)
                                            -------      -------      -------
Balance at end of year .................    $32,729      $36,809      $20,765
                                            =======      =======      =======

     Amortization expense is included in amortization of intangible assets.

PREMISES AND EQUIPMENT, NET (Note 8)

     At December 31, 2000 and 1999, premises and equipment, net consisted of:

                                                      2000           1999
                                                    --------       --------
                                                        (IN THOUSANDS)

   Land .......................................     $ 20,406       $ 19,531
   Buildings ..................................       57,784         56,147
   Leasehold improvements .....................       17,247         16,639
   Furniture and equipment ....................       78,293         72,770
                                                    --------       --------
                                                     173,730        165,087
   Less: Accumulated depreciation
     and amortization .........................      (88,336)       (80,297)
                                                    --------       --------
     Total premises and equipment, net ........     $ 85,394       $ 84,790
                                                    ========       ========

     Depreciation and amortization included in non-interest expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $8.6 million, $7.6 million and $9.0 million, respectively.

OTHER ASSETS (Note 9)

     At December 31, 2000 and 1999, other assets consisted of the following:

                                                 2000          1999
                                               -------        -------
                                                  (IN THOUSANDS)

     Loan servicing rights ..............      $32,729        $36,809
     Goodwill ...........................        5,249          4,393
     Core deposit intangible ............          884          1,142
     Other real estate owned ............          129          2,256
     Deferred tax asset .................       24,065         31,757
     Other ..............................       24,139         22,630
                                               -------        -------
         Total other assets .............      $87,195        $98,987
                                               =======        =======

DEPOSITS (Note 10)

     Included in time deposits at December 31, 2000 and 1999 are certificates of deposit over $100 thousand of $733.3 million and $647.3 million, respectively.

     Interest expense on time deposits of $100 thousand or more totaled approximately $45.3 million, $27.9 million and $20.2 million in 2000, 1999 and 1998, respectively.

     The scheduled maturities of time deposits as of December 31, 2000 are as follows:

                                                   (IN THOUSANDS)

               2001 ........................        $1,844,457
               2002 ........................           151,844
               2003 ........................            64,186
               2004 ........................             8,174
               2005 ........................            46,836
               Thereafter ..................             7,259
                                                    ----------
                                                    $2,122,756
                                                    ==========

BORROWED FUNDS (Note 11)

     Short-term borrowings at December 31, 2000 and 1999 consisted of the following:

                                                      2000           1999
                                                    --------       --------
                                                        (IN THOUSANDS)

     Federal funds purchased ..................     $   --         $  9,990
     Securities sold under agreements to
       repurchase .............................       52,310         59,436
     Treasury tax and loan ....................       21,231         40,000
     Bankers acceptances ......................       24,481         19,639
     Line of credit ...........................       10,000           --
                                                    --------       --------
         Total short-term borrowings ..........     $108,022       $129,065
                                                    ========       ========

     At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                      2000           1999
                                                    --------       --------
                                                        (IN THOUSANDS)

     FHLB advances ............................     $461,500       $464,500
     Securities sold under agreements to
       repurchase .............................      130,000        100,000
     Other ....................................          308            381
                                                    --------       --------
         Total long-term debt .................     $591,808       $564,881
                                                    ========       ========

     The Federal Home Loan Bank (FHLB) advances had a weighted average interest rate of 6.04 percent at December 31, 2000 and 5.93 percent at December 31, 1999. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. The advances are scheduled for repayment as follows:

                                                   (IN THOUSANDS)

               2001 .........................       $ 127,000
               2002 .........................          17,000
               2003 .........................          82,000
               2004 .........................         102,000
               2005 .........................          23,000
               Thereafter ...................         110,500
                                                    ---------
                                                    $ 461,500
                                                    =========

     Interest expense of $27.2 million, $21.7 million and $8.8 million was recorded on FHLB advances during the years ended December 31, 2000, 1999, and 1998, respectively.

     The securities sold under agreements to repurchase included in long-term debt had a weighted average interest rate of 6.43 percent and 6.22 percent at December 31, 2000 and 1999, respectively. $100 million of securities sold under agreements to repurchase are due November, 2002 and $30 million are due March, 2005. Interest expense of $8.0 million and $942 thousand was recorded on this debt during the years ended December 31, 2000 and 1999, respectively. There was no interest expense recorded during 1998.

     At December 31, 2000, Valley maintained a floating rate revolving line of credit in the amount of $35.0 million of which $10.0 million was outstanding. Interest expense of $1.4 million was recorded on this debt during the year ended December 31, 2000. This line is available for general corporate purposes and expires June 15, 2001. Borrowings under this facility are collateralized by mortgage-backed securities and equity securities of no less than 120 percent of the loan balance.

     The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $408.9 million and $289.2 million at December 31, 2000 and 1999, respectively.

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

     The following table sets forth change in projected benefit obligation, change in fair value of plan assets, funded status and amounts recognized in Valley's financial statements for the pension plans at December 31, 2000 and 1999:


                                                                     2000           1999
                                                                    -------        -------
                                                                        (IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year ............      $19,207        $19,973
  Service cost ...............................................        1,363          1,590
  Interest cost ..............................................        1,433          1,353
  Actuarial loss (gain) ......................................          775         (2,626)
  Benefits paid ..............................................         (763)        (1,083)
                                                                    -------        -------
Projected benefit obligation at end of year ..................      $22,015        $19,207
                                                                    =======        =======

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year ...............      $24,319        $23,430
  Actual return on plan assets ...............................        2,864          1,504
  Employer contributions .....................................          521            468
  Benefits paid ..............................................         (763)        (1,083)
                                                                    -------        -------
Fair value of plan assets at end of year .....................      $26,941        $24,319
                                                                    =======        =======

Funded status ................................................      $ 4,926        $ 5,112
Unrecognized net asset .......................................         (253)          (308)
Unrecognized prior service cost ..............................          171            262
Unrecognized net actuarial gain ..............................       (8,412)        (9,158)
                                                                    -------        -------
Accrued benefit cost .........................................      $(3,568)       $(4,092)
                                                                    =======        =======

     Net periodic pension expense for 2000, 1999 and 1998 included the following components:


                                                         2000           1999           1998
                                                        -------       -------        -------
                                                                  (IN THOUSANDS)
Service cost ......................................     $ 1,363       $ 1,590        $ 1,346
Interest cost .....................................       1,433         1,353          1,212
Expected return on plan assets ....................      (2,142)       (1,982)        (1,673)
Net amortization and deferral .....................         (55)          (12)           (56)
Recognized prior service cost .....................          91            38            105
Recognized net gains ..............................        (681)         (631)          (191)
                                                        -------       -------        -------
Total net periodic pension expense ................     $     9       $   356        $   743
                                                        =======       =======        =======

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.40 percent and 4.50 percent, respectively, for 2000 and 7.75 percent and 4.50 percent, respectively, for 1999. The expected long-term rate of return on assets was

9.00 percent for 2000 and 9.50 percent for 1999 and the weighted average discount rate used in computing pension cost was 7.75 percent and 6.75 percent for 2000 and 1999, respectively. The pension plan held 54,949 shares of Valley National Bancorp stock at both December 31, 2000 and 1999.

BONUS PLAN

     VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees' compensation as determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 2000, 1999 and 1998 were $3.4 million, $3.1 million and $2.6 million, respectively.

SAVINGS PLAN

     Effective May 1, 1999, VNB's 401(k) Plan was amended to merge the Employee Stock Ownership Plan ("ESOP") from the acquisition of Wayne into the VNB 401(k) Plan, creating a KSOP (a 401(k) plan with an employee stock ownership feature). This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute 1 percent to 15 percent of their salary, with VNB matching a certain percentage of the employee contribution. Beginning in May 1999, the VNB match is in shares of Valley stock. In 2000, VNB matched employee contributions with 48,955 shares, of which 23,065 shares were allocated from the former Wayne ESOP Plan and 26,719 shares were issued from Treasury stock. In 1999, VNB matched employee contributions with 30,723 shares, of which 16,057 shares were allocated from the former Wayne ESOP Plan and 14,666 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, for 2000, 1999 and 1998 amounting to $1.2 million, $944 thousand and $746 thousand, respectively. At December 31, 2000 the KSOP had 95,048 unallocated shares.

     In 1999 and 1998, 32,117 shares and 25,428 shares, respectively, were allocated to participants of the former Wayne ESOP Plan. ESOP expense for 1999 and 1998 was $865 thousand and $607 thousand, respectively. No shares were allocated in 2000 to participants of the former Wayne ESOP Plan.

STOCK OPTION PLAN

     At December 31, 2000, Valley had a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                           2000        1999       1998
                                         --------    --------    --------
                                                   (IN THOUSANDS,
                                               EXCEPT FOR SHARE DATA)

    Net income
      As reported ...................    $106,773    $106,324    $101,271
      Proforma ......................     105,525     105,279     100,246
    Earnings per share
      As reported:
        Basic .......................    $   1.76    $   1.67    $   1.57
        Diluted .....................        1.75        1.65        1.55
      Proforma:
        Basic .......................    $   1.74    $   1.65    $   1.55
        Diluted .....................        1.73        1.64        1.53

     Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 2.8 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equal 100 percent of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland Bancorporation, Inc. and assumed by Valley have no vesting period and a maximum term of fifteen years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 3.12 percent for 2000, 3.71 percent for 1999 and 3.50 percent for 1998; weighted-average risk-free interest rate of 5.11 percent for 2000, 6.44 percent for 1999 and 5.00 percent for 1998; and expected volatility of 24.5 percent for 2000, 21.8 percent for 1999 and 18.5 percent for 1998. The effects of applying SFAS No. 123 on the proforma net income may not be representative of the effects on proforma net income for future years.

     A summary of the status of qualified and non-qualified stock options as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:


                                                        2000                  1999                 1998
                                                -------------------   --------------------  ---------------------
                                                           WEIGHTED-              WEIGHTED-             WEIGHTED-
                                                            AVERAGE                AVERAGE               AVERAGE
                                                           EXERCISE               EXERCISE              EXERCISE
      STOCK OPTIONS                               SHARES     PRICE      SHARES      PRICE     SHARES      PRICE
      -------------                             ---------  --------   ---------   --------  ---------   ---------
Outstanding at beginning of year ..........     1,895,026     $17     2,122,677     $ 4     2,006,039     $13
Granted ...................................       268,735      28       264,877      26       277,539      25
Exercised .................................      (219,496)     13      (471,029)     10      (138,343)     11
Forfeited .................................       (54,373)     24       (21,499)     23       (22,558)     20
                                                ---------             ---------             ---------
Outstanding at end of year ................     1,889,892      19     1,895,026      17     2,122,677      14
                                                =========             =========             =========
Options exercisable at year-end ...........     1,065,621      15     1,037,719      13     1,160,478      11
                                                =========             =========             =========
Weighted-average fair value of options
  granted during the year .................         $7.11                 $6.10                 $5.09

     The following table summarizes information about stock options outstanding at December 31, 2000:


                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                  ---------------------------------------------------       ----------------------------------
                                        WEIGHTED-
                                         AVERAGE
 RANGE OF                               REMAINING         WEIGHTED-                                WEIGHTED-
 EXERCISE            NUMBER            CONTRACTUAL         AVERAGE             NUMBER               AVERAGE
  PRICES           OUTSTANDING            LIFE         EXERCISE PRICE        EXERCISABLE        EXERCISE PRICE
 --------         ------------         -----------     --------------       ------------        --------------
  $ 4-12            293,585            9.7 years            $ 6                293,585               $ 6
   12-19            630,141            5.0                   15                496,989                15
   19-24            212,569            7.2                   23                106,894                23
   24-29            753,597            8.7                   26                168,153                25
                  ---------                                                  ---------
    4-29          1,889,892            7.4                   19              1,065,621                15
                  =========                                                  =========

     During 1998, stock appreciation rights granted in tandem with stock options were 11,438. There were 28,557, 50,559 and 50,559 stock appreciation rights outstanding as of December 31, 2000, 1999 and 1998, respectively.

     Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2000, 1999 and 1998.

          RESTRICTED
         STOCK AWARDS                          2000         1999         1998
         ------------                         -------      -------      -------
Outstanding at beginning of year .......      217,437      217,957      213,509
Granted ................................       64,196       61,401       61,214
Vested .................................      (66,689)     (58,577)     (54,576)
Forfeited ..............................       (7,440)      (3,344)      (2,190)
                                              -------      -------      -------
Outstanding at end of year .............      207,504      217,437      217,957
                                              =======      =======      =======

     The amount of compensation costs related to restricted stock awards included in salary expense in 2000, 1999 and 1998 amounted to $1.3 million, $1.1 million and $1.0 million, respectively.

INCOME TAXES (Note 13)

     Income tax expense (benefit) included in the financial statements consisted of the following:

                                             2000         1999         1998
                                            -------      -------      -------
                                                     (IN THOUSANDS)

     Income tax from operations:
       Current:
         Federal .......................    $53,993      $50,434      $29,520
         State .........................      1,593        2,041        3,400
                                            -------      -------      -------
                                             55,586       52,475       32,920

     Deferred:
       Federal and State ...............       (522)        (255)      (2,540)
                                            -------      -------      -------
           Total income tax expense ....    $55,064      $52,220      $30,380
                                            =======      =======      =======

     The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                             2000        1999
                                                            -------     -------
                                                             (IN THOUSANDS)

      Deferred tax assets:
        Allowance for loan losses .......................   $21,715     $22,270
        Investment securities available for sale ........     2,803      11,017
        State privilege year taxes ......................      --           277
        Non-accrual loan interest .......................       182         317
        Other ...........................................     7,396       7,054
                                                            -------     -------
          Total deferred tax assets .....................    32,096      40,935
                                                            -------     -------
      Deferred tax liabilities:
        Tax over book depreciation ......................     2,476       2,969
        Purchase accounting adjustments .................       212         443
        Unearned discount on investments ................       188         428
        State privilege year taxes ......................        34        --
        Other ...........................................     5,121       5,338
                                                            -------     -------
          Total deferred tax liabilities ................     8,031       9,178
                                                            -------     -------
      Net deferred tax assets ...........................   $24,065     $31,757
                                                            =======     =======

     A reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:


                                                          2000           1999           1998
                                                         -------        -------        -------
                                                                  (IN THOUSANDS)

Tax at statutory federal income tax rate ...........     $56,643        $55,490        $46,078
Increases (decreases) resulted from:
  Tax-exempt interest, net of interest
    incurred to carry tax-exempts ..................      (2,776)        (2,693)        (2,903)
  State income tax, net of federal tax benefit .....       1,478          1,985          1,916
  Realignment of corporate entities ................        --           (2,615)       (15,406)
  Other, net .......................................        (281)            53            695
                                                         -------        -------        -------
  Income tax expense ...............................     $55,064        $52,220        $30,380
                                                         =======        =======        =======

COMMITMENTS AND CONTINGENCIES (NOTE 14)

LEASE COMMITMENTS

     Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2047. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                                       (IN THOUSANDS)

            2001 ..................................      $ 5,678
            2002 ..................................        5,164
            2003 ..................................        4,757
            2004 ..................................        4,190
            2005 ..................................        2,774
            Thereafter ............................       16,854
                                                         -------
              Total lease commitments .............      $39,417
                                                         =======

     Net occupancy expense for 2000, 1999 and 1998 included approximately $3.0 million, $2.3 million and $3.2 million, respectively, of rental expenses for leased bank facilities.

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

     The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2000 and 1999:


                                                                   2000              1999
                                                                ----------        ----------
                                                                       (IN THOUSANDS)
    Standby and commercial letters of credit ...............    $   92,626        $   85,430
    Commitments under unused lines of credit-credit card ...       832,613           867,230
    Commitments under unused lines of credit-other .........       587,804           549,405
    Outstanding loan commitments ...........................       418,141           460,607
                                                                ----------        ----------
      Total financial instruments with off-balance
        sheet risk .........................................    $1,931,184        $1,962,672
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

     At December 31, 2000, VNB had commitments to sell residential mortgage loans and SBA loans totaling $7.5 million.

     The amounts set forth above do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. Most of VNB's lending activity is to customers within the state of New Jersey, except for automobile loans, which are to customers from 12 states, including New Jersey, and Canada.

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

     Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2000, Valley exceeded all capital adequacy requirements to which it was subject.

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

     Valley's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the following table:


                                                                                         TO BE WELL CAPITALIZED
                                                                                              UNDER PROMPT
                                                                    MINIMUM CAPITAL        CORRECTIVE ACTION
                                              ACTUAL                 REQUIREMENTS              PROVISIONS
                                       --------------------      --------------------    ---------------------
                                        AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT      RATIO
                                       --------      ------      --------       -----       --------     -----
                                                                   (IN THOUSANDS)
As of December 31, 2000
  Total Risk-based Capital .........   $597,796       11.9%      $401,780        8.0%       $502,225      10.0%
  Tier I Risk-based Capital ........    544,061       10.8        200,890        4.0         301,335       6.0
  Tier I Leverage Capital ..........    544,061        8.7        249,351        4.0         311,689       5.0

As of December 31, 1999
  Total Risk-based Capital .........    620,514       12.8        389,421        8.0         486,776      10.0
  Tier I Risk-based Capital ........    565,394       11.6        194,710        4.0         292,065       6.0
  Tier I Leverage Capital ..........    565,394        9.1        248,126        4.0         310,158       5.0

DIVIDEND RESTRICTIONS

     VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the Comptroller of the Currency ("OCC") is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2001 without prior approval from the OCC equal to VNB's net profits for 2001 to the date of such dividend declaration less $7.3 million of excess dividends paid in the preceding two calendar years. In addition to dividends received from its subsidiary bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and investments, as well as borrowed funds.

PREFERRED STOCK

     On February 12, 2000, the Board of Directors unanimously approved an amendment to Valley's Certificate of Incorporation to authorize 30,000,000 shares of a new class of "blank check" preferred stock. The purpose of the preferred stock is to maximize Valley's ability to expand its capital base. The amendment was approved by the Valley shareholders on April 6, 2000. At December 31, 2000, there were no shares of preferred stock issued.

SHARES OF COMMON STOCK

     The following table summarizes the share transactions for the three years ended December 31, 2000:

                                                                     SHARES IN
                                                    SHARES ISSUED    TREASURY
                                                    -------------   -----------

BALANCE, DECEMBER 31, 1997 ....................      58,966,200       (356,082)
  Effect of stock incentive plan, net .........         (14,607)       152,472
  Purchase of treasury stock ..................            --         (220,125)
  Issuance of stock from treasury .............            --          187,000
                                                     ----------     ----------
BALANCE, DECEMBER 31, 1998 ....................      58,951,593       (236,735)
  Stock dividend (5 percent) ..................       1,236,450      1,537,876
  Effect of stock incentive plan, net .........         432,997        168,366
  Purchase of treasury stock ..................            --       (2,397,257)
                                                     ----------     ----------
BALANCE, DECEMBER 31, 1999 ....................      60,621,040       (927,750)
  Stock dividend (5 percent) ..................            --        2,884,669
  Effect of stock incentive plan, net .........         (80,993)       311,380
  Purchase of treasury stock ..................            --       (2,770,770)
                                                     ----------     ----------
BALANCE, DECEMBER 31, 2000 ....................      60,540,047       (502,471)
                                                     ==========     ==========

TREASURY STOCK

     On May 23, 2000 Valley's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. As of September 19, 2000 Valley had repurchased 571,070 shares of its common stock under this repurchase program, which was rescinded in connection with the signing of the definitive merger agreement with Merchants. This is in addition to the 3,000,000 shares purchased pursuant to an authorization by the Board of Directors in December 1999, the majority of which were used for the stock dividend issued on May 16, 2000. Reacquired shares are held in treasury and are expected to be used for employee benefit programs, stock dividends and other corporate purposes.

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

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 16)


                                                                           QUARTERS ENDED 2000
                                                        ------------------------------------------------------
                                                         MARCH 31       JUNE 30       SEPT 30        DEC 31
                                                        ----------     ----------    ----------     ----------
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Interest income ................................          $112,472       $114,407      $116,720       $117,254
Interest expense ...............................            48,151         50,496        51,930         52,179
Net interest income ............................            64,321         63,911        64,790         65,075
Provision for loan losses ......................             1,500          2,200         1,730            700
Non-interest income ............................            11,629         12,635        12,546         14,073
Non-interest expense ...........................            33,586         34,637        35,455         37,335
Income before income taxes .....................            40,864         39,709        40,151         41,113
Income tax expense .............................            13,921         13,049        13,768         14,326
Net income .....................................            26,943         26,660        26,383         26,787
Earnings per share:
  Basic ........................................              0.44           0.44          0.44           0.45
  Diluted ......................................              0.43           0.44          0.44           0.44
Cash dividends per share .......................              0.25           0.26          0.26           0.26
Average shares outstanding:
  Basic ........................................        61,921,667     60,491,929    60,004,266     59,840,479
  Diluted ......................................        62,460,619     61,111,320    60,596,266     60,511,279


                                                                           QUARTERS ENDED 1999
                                                        ------------------------------------------------------
                                                         MARCH 31       JUNE 30       SEPT 30        DEC 31
                                                        ----------     ----------    ----------     ----------
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Interest income ................................          $103,145       $105,794      $107,906       $110,690
Interest expense ...............................            39,561         41,537        42,434         45,645
Net interest income ............................            63,584         64,257        65,472         65,045
Provision for loan losses ......................             2,000          1,775         2,320          3,025
Non-interest income ............................            12,723         11,799        11,331         11,399
Non-interest expense ...........................            32,265         35,236        33,923         36,522
Income before income taxes .....................            42,042         39,045        40,560         36,897
Income tax expense .............................            15,553         13,648        13,281          9,738
Net income .....................................            26,489         25,397        27,279         27,159
Earnings per share:
  Basic ........................................              0.41           0.40          0.43           0.43
  Diluted ......................................              0.41           0.39          0.43           0.43
Cash dividends per share .......................              0.23           0.25          0.25           0.25
Average shares outstanding:
  Basic ........................................        64,560,826     63,930,027    63,241,185     63,216,305
  Diluted ......................................        65,379,353     64,636,698    63,907,683     63,835,891

PARENT COMPANY INFORMATION (Note 17)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                               (IN THOUSANDS)
ASSETS
  Cash .................................................   $  2,478    $  3,242
  Interest bearing deposits with banks .................     22,125      36,127
  Investment securities available for sale .............     44,752      55,909
  Investment in subsidiary .............................    495,391     474,462
  Loan to subsidiary bank employee benefit plan ........        893       1,071
  Other assets .........................................      5,523       4,195
                                                           --------    --------
    Total assets .......................................   $571,162    $575,006
                                                           ========    ========
LIABILITIES
  Dividends payable to shareholders ....................   $ 15,605    $ 15,724
  Short-term borrowings ................................     10,000        --
  Other liabilities ....................................        483       5,782
                                                           --------    --------
    Total liabilities ..................................     26,088      21,506
                                                           --------    --------
SHAREHOLDERS' EQUITY
  Preferred stock ......................................       --          --
  Common stock .........................................     25,886      25,943
  Surplus ..............................................    324,300     325,147
  Retained earnings ....................................    213,362     244,605
  Unallocated common stock held by employee
    benefit plan .......................................       (775)       (965)
  Accumulated other comprehensive loss .................     (4,923)    (16,733)
                                                           --------    --------
                                                            557,850     577,997
  Treasury stock, at cost ..............................    (12,776)    (24,497)
                                                           --------    --------
    Total shareholders' equity .........................    545,074     553,500
                                                           --------    --------
    Total liabilities and shareholders' equity .........   $571,162    $575,006
                                                           ========    ========



CONDENSED STATEMENTS OF INCOME

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                            2000           1999          1998
                                                                          --------       --------      --------
                                                                                       (IN THOUSANDS)
Income
  Dividends from subsidiary ...........................................   $ 98,000       $120,326      $ 89,320
  Income from subsidiary ..............................................        844          1,313         1,291
  Gains on securities transactions, net ...............................        249          2,591           743
  Other interest and dividends ........................................      2,432          2,741           683
                                                                          --------       --------      --------
                                                                           101,525        126,971        92,037
Expenses ..............................................................      3,308          3,271         3,976
                                                                          --------       --------      --------
Income before income taxes and equity in undistributed
  earnings of subsidiary ..............................................     98,217        123,700        88,061
Income tax (benefit) expense ..........................................       (44)          1,580           118
                                                                          --------       --------      --------
Income before equity in undistributed earnings
  of subsidiary .......................................................     98,261        122,120        87,943
Equity in undistributed earnings of subsidiary (excess dividends) .....      8,512       (15,796)        13,328
                                                                          --------       --------      --------
Net income ............................................................   $106,773       $106,324      $101,271
                                                                          ========       ========      ========



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                           2000          1999           1998
                                                                         --------      --------       --------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $106,773      $106,324       $101,271
    Adjustments to reconcile net income to net cash provided by operating activities:
    Excess dividends of (equity in undistributed earnings)
      subsidiary .....................................................     (8,512)       15,796        (13,328)
    Depreciation and amortization ....................................        380           365            479
    Amortization of compensation costs pursuant to long-term
      stock incentive plan ...........................................      1,037         1,091          1,036
    Net accretion of discounts .......................................         (8)          (49)          (360)
    Net gains on securities transactions .............................       (249)       (2,591)          (743)
    Net (increase)decrease in other assets ...........................     (1,707)          317           (342)
    Net (decrease)increase in other liabilities ......................     (5,360)        4,576         (1,250)
                                                                         --------      --------       --------
      Net cash provided by operating activities ......................     92,354       125,829         86,763
                                                                         --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale ....     24,413         8,735         16,918
  Proceeds from maturing investment securities available for sale ....      3,197        81,146         15,000
  Purchases of investment securities available for sale ..............    (15,817)      (78,666)       (71,809)
  Proceeds from sales of trading account securities ..................       --           1,415           --
  Net decrease(increase) in short-term investments ...................     14,002       (14,445)         1,422
  Decrease in advance to subsidiary ..................................       --            --            3,409
  Payment of employee benefit plan loan ..............................        178           179            178
  Purchases of premises and equipment ................................       --            --             (141)
                                                                         --------      --------       --------
    Net cash provided by (used in) investing activities ..............     25,973        (1,636)       (35,023)
                                                                         --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in other borrowings ...................................     10,000          --             --
  Purchases of common shares added to treasury .......................    (70,035)      (66,955)        (6,658)
  Dividends paid to common shareholders ..............................    (62,355)      (58,126)       (51,189)
  Common stock issued, net of cancellations ..........................      3,299         2,771          6,931
                                                                         --------      --------       --------
  Net cash used in financing activities ..............................   (119,091)     (122,310)       (50,916)
                                                                         --------      --------       --------
Net (decrease)increase in cash and cash equivalents ..................       (764)        1,883            824
Cash and cash equivalents at beginning of year .......................      3,242         1,359            535
                                                                         --------      --------       --------
Cash and cash equivalents at end of year .............................   $  2,478      $  3,242       $  1,359
                                                                         ========      ========       ========


FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 18)

     Limitations:   The fair value estimates made at December 31, 2000 and 1999 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2000 and 1999:


                                                                  2000                          1999
                                                       ------------------------        ------------------------
                                                        CARRYING        FAIR            CARRYING        FAIR
                                                         AMOUNT         VALUE            AMOUNT         VALUE
                                                       ----------    ----------        ----------    ----------
                                                                            (IN THOUSANDS)
Financial assets:
  Cash and due from banks ..........................   $  186,720    $  186,720        $  161,561    $  161,561
  Federal funds sold ...............................       50,000        50,000           123,000       123,000
  Investment securities held to maturity ...........      333,424       294,801           351,501       318,329
  Investment securities available for sale .........    1,035,769     1,035,769         1,005,419     1,005,419
  Net loans ........................................    4,607,679     4,593,388         4,499,632     4,442,927

Financial liabilities:
  Deposits with no stated maturity .................    3,000,961     3,000,961         2,949,546     2,949,546
  Deposits with stated maturities ..................    2,122,756     2,125,144         2,101,709     2,102,149
  Short-term borrowings ............................      108,022       108,022           129,065       129,065
  Long-term debt ...................................      591,808       593,939           564,881       548,043


     The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 2000 and 1999 is not material.

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

     Consumer lending delivers loan and banking products and services mainly to individuals and small businesses through its branches, ATM machines, PC banking and sales, service and collection force within each lending department. The products and services include residential mortgages, home equity loans, automobile loans, credit card loans, trust and investment services and mortgage servicing for investors. Automobile lending is generally available throughout New Jersey, but is also currently available in twelve states and Canada as part of a referral program with a major insurance company.

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

     The following table represents the financial data for the four business segments for the years ended 2000, 1999 and 1998.


                                                               YEAR ENDED DECEMBER 31, 2000
                                            -----------------------------------------------------------------
                                                                                       CORPORATE
                                             CONSUMER     COMMERCIAL    INVESTMENT     AND OTHER
                                              LENDING       LENDING     MANAGEMENT    ADJUSTMENTS    TOTAL
                                            ----------    ----------    ----------    -----------  ----------
                                                                      (IN THOUSANDS)
Average interest-earning assets .........   $2,786,273    $1,828,059    $1,370,704    $    --      $5,985,036
                                            ==========    ==========    ==========    =========    ==========
Interest income .........................   $  216,502    $  159,207    $   88,260    $  (3,116)   $  460,853
Interest expense ........................       94,391        61,929        46,436         --         202,756
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) ..............      122,111        97,278        41,824       (3,116)      258,097
Provision for loan losses ...............        4,481         1,649          --           --           6,130
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) after
  provision for loan losses .............      117,630        95,629        41,824       (3,116)      251,967
Non-interest income .....................       13,703         5,127           562       31,491        50,883
Non-interest expense ....................       24,201        10,025           122      106,665       141,013
Internal expense transfer ...............       36,817        24,156        14,474      (75,447)         --
                                            ----------    ----------    ----------    ---------    ----------
Income (loss) before income taxes .......   $   70,315    $   66,575    $   27,790    $  (2,843)   $  161,837
                                            ==========    ==========    ==========    =========    ==========
Return on average interest-bearing
  assets (pre-tax) ......................         2.52%         3.64%         2.03%        --            2.70%



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                               YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------------------------------
                                                                                       CORPORATE
                                             CONSUMER     COMMERCIAL    INVESTMENT     AND OTHER
                                              LENDING       LENDING     MANAGEMENT    ADJUSTMENTS    TOTAL
                                            ----------    ----------    ----------    -----------  ----------
                                                                      (IN THOUSANDS)
Average interest-earning assets .........   $2,696,100    $1,696,582    $1,404,105    $    --      $5,796,787
                                            ==========    ==========    ==========    =========    ==========
Interest income .........................   $  199,484    $  142,725    $   88,316    $  (2,990)   $  427,535
Interest expense ........................       78,685        49,514        40,978         --         169,177
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) ..............      120,799        93,211        47,338       (2,990)      258,358
Provision for loan losses ...............        7,826         1,294          --           --           9,120
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) after
  provision for loan losses .............      112,973        91,917        47,338       (2,990)      249,238
Non-interest income .....................       13,992         4,751            28       28,481        47,252
Non-interest expense ....................       27,019         9,679           113      101,135       137,946
Internal expense transfer ...............       31,360        22,300        18,176      (71,836)         --
                                            ----------    ----------    ----------    ---------    ----------
Income (loss) before income taxes .......   $   68,586    $   64,689    $   29,077    $  (3,808)   $  158,544
                                            ==========    ==========    ==========    =========    ==========
Return on average interest-bearing
  assets (pre-tax) ......................         2.54%         3.81%         2.07%        --            2.74%



                                                               YEAR ENDED DECEMBER 31, 1998
                                            -----------------------------------------------------------------
                                                                                       CORPORATE
                                             CONSUMER     COMMERCIAL    INVESTMENT     AND OTHER
                                              LENDING       LENDING     MANAGEMENT    ADJUSTMENTS    TOTAL
                                            ----------    ----------    ----------    -----------  ----------
                                                                      (IN THOUSANDS)
Average interest-earning assets .........   $2,443,388    $1,573,351    $1,369,640    $   8,034    $5,394,413
                                            ==========    ==========    ==========    =========    ==========
Interest income .........................   $  192,830    $  134,899    $   89,761    $  (6,197)   $  411,293
Interest expense ........................       75,940        48,900        42,568          250       167,658
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) ..............      116,890        85,999        47,193       (6,447)      243,635
Provision for loan losses ...............       10,586         1,939          --            120        12,645
                                            ----------    ----------    ----------    ---------    ----------
Net interest income (loss) after
  provision for loan losses .............      106,304        84,060        47,193       (6,567)      230,990
Non-interest income .....................       16,310         6,040            20       23,004        45,374
Non-interest expense ....................       29,973         9,208           111      105,421       144,713
Internal expense transfer ...............       34,650        23,424        20,820      (78,894)         --
                                            ----------    ----------    ----------    ---------    ----------
Income (loss) before income taxes .......   $   57,991    $   57,468    $   26,282    $ (10,090)   $  131,651
                                            ==========    ==========    ==========    =========    ==========
Return on average interest-bearing
  assets (pre-tax) ......................         2.37%         3.65%         1.92%        --            2.44%


[KPMG LOGO]

                          INDEPENDENT AUDITORS' REPORT

KPMG LLP
Certified Public Accountants

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

THE BOARD OF DIRECTORS AND SHAREHOLDERS
VALLEY NATIONAL BANCORP:

     We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




                                [KPMG LLP LOGO]



January 17, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information which will be set forth under the captions "Director Information"and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information which will be set forth under the caption "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information which will be set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information which will be set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules:

     The following Financial Statements and Supplementary Data are filed as part of this annual report:

          Consolidated Statements of Financial Condition

          Consolidated Statements of Income

          Consolidated Statements of Changes in Shareholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K:

     On October 20, 2000 to report earnings for the three and nine months ended September 30, 2000.

     On December 1, 2000 to report the phase out of an automobile loan program with a major insurance company.

(c)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)  ARTICLES OF INCORPORATION AND BY-LAWS:

     A. Restated Certificate of Incorporation of the Registrant as in effect on May 9, 2000 (and as currently in effect) is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     B. By-laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

(10) MATERIAL CONTRACTS:

     A. Restated and amended "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Peter Southway, Peter John Southway, Robert Meyer, and Peter Crocitto are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

     B. "Change in Control Agreements" dated January 1, 1995 between Valley, VNB and Robert Farrell, Richard Garber and Robert Mulligan are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1999.

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

     E. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 19, 1999 and amended April 6, 2000.

     F. "Severance Agreements" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin and Peter Southway are incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1994.

     G. "Stock Option Agreement" dated April 1, 1992 between Valley and Michael Guilfoile is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1999.

     H. "Split-Dollar Agreement" dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin.

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

     M. "Change in Control Agreement" dated January 3, 2000 between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1999.

     N. "The Valley National Bancorp Long-Term Stock Incentive Plan" dated January 10, 1989 and amended March 16, 1993, January 18, 1994 and April 6, 2000.

     O. Amendment to the "Severance Agreement" dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin.

     P. Agreement and Plan of Merger dated September 5, 2000 among Valley, Merchants, and Merchants Bank of New York is incorporated herein by reference to Valley's Report on Form 8-K filed with the Commission on September 21, 2000.

     Q. Stock Option Agreement dated September 5, 2000 between Valley and Merchants is incorporated herein by reference to Valley's Report on Form 8-K filed with the Commission on September 5, 2000.


(21)  LIST OF SUBSIDIARIES:

(a)  Subsidiary of Valley:

                                                             JURISDICTION OF           PERCENTAGE OF VOTING
                  NAME                                        INCORPORATION       SECURITIES OWNED BY THE PARENT
                  ----                                       ---------------      ------------------------------
      Valley National Bank (VNB)                              United States                    100%

(b)  Subsidiaries of VNB:
      VNB Mortgage Services, Inc.                              New Jersey                      100%
      BNV Realty Incorporated (BNV)                            New Jersey                      100%
      VNB Financial Advisors, Inc.                             New Jersey                      100%
      VNB Loan Services, Inc.                                   New York                       100%
      VNB RSI, Inc.                                            New Jersey                      100%
      Wayne Ventures, Inc.                                     New Jersey                      100%
      Wayne Title, Inc.                                        New Jersey                      100%
      VNB International Services, Inc. (ISI)                   New Jersey                      100%
      New Century Asset Management, Inc.                       New Jersey                      100%
      Valley CMC, Inc. (CMC)                                   New Jersey                      100%
      Hallmark Capital Management, Inc.                        New Jersey                      100%

(c)  Subsidiary of ISI:
      VNB Financial Services, Inc.                               Canada                        100%

(d)  Subsidiaries of BNV
      SAR I, Inc.                                              New Jersey                      100%
      SAR II, Inc.                                             New Jersey                      100%

(e)  Subsidiary of CMC:
      VN Investments, Inc.                                     New Jersey                      100%

(23)  CONSENTS OF EXPERTS AND COUNSEL

     Consent of KPMG LLP

(24)  POWER OF ATTORNEY OF CERTAIN DIRECTORS AND OFFICERS OF VALLEY


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VALLEY NATIONAL BANCORP

                                    By
                                      ------------------------------------------
                                       GERALD H. LIPKIN, CHAIRMAN OF THE BOARD,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: February 23, 2001

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


                 SIGNATURE                                  TITLE                                    DATE
                 ---------                                  -----                                    ----
             /s/ GERALD H. LIPKIN             Chairman of the Board, President and            February 23, 2001
   ----------------------------------------     Chief Executive Officer and Director
               GERALD H. LIPKIN

              /s/ PETER SOUTHWAY              Vice Chairman (Principal Financial              February 23, 2001
   ----------------------------------------     Officer) and Director
                PETER SOUTHWAY

             /s/ SPENCER B. WITTY             Vice Chairman and Director                      February 23, 2001
   ----------------------------------------
               SPENCER B. WITTY

               /s/ ALAN D. ESKOW              Executive Vice President and Chief              February 23, 2001
   ----------------------------------------     Financial Officer (Principal
                 ALAN D. ESKOW                  Accounting Officer)


              ANDREW B. ABRAMSON*             Director                                        February 23, 2001
   ----------------------------------------
              ANDREW B. ABRAMSON

               CHARLES J. BAUM*               Director                                        February 23, 2001
   ----------------------------------------
               CHARLES J. BAUM

               PAMELA BRONANDER*              Director                                        February 23, 2001
   ----------------------------------------
               PAMELA BRONANDER

              JOSEPH COCCIA, JR.*             Director                                        February 23, 2001
   ----------------------------------------
              JOSEPH COCCIA, JR.

             HAROLD P. COOK, III*             Director                                        February 23, 2001
   ----------------------------------------
             HAROLD P. COOK, III

              AUSTIN C. DRUKKER*              Director                                        February 23, 2001
   ----------------------------------------
              AUSTIN C. DRUKKER

               WILLARD L. HEDDEN*             Director                                        February 23, 2001
   ----------------------------------------
               WILLARD L. HEDDEN

                GRAHAM O. JONES*              Director                                        February 23, 2001
   ----------------------------------------
                GRAHAM O. JONES

             WALTER H. JONES, III*            Director                                        February 23, 2001
   ----------------------------------------
             WALTER H. JONES, III



                 SIGNATURE                       TITLE                                               DATE
                 ---------                       -----                                               ----
                 GERALD KORDE*                Director                                        February 23, 2001
   ----------------------------------------
                 GERALD KORDE*

                ROBINSON MARKEL*              Director                                        February 23, 2001
   ----------------------------------------
                ROBINSON MARKEL

               JOLEEN J. MARTIN*              Director                                        February 23, 2001
   ----------------------------------------
               JOLEEN J. MARTIN

               ROBERT E. MCENTEE*             Director                                        February 23, 2001
   ----------------------------------------
               ROBERT E. MCENTEE

               RICHARD S. MILLER*             Director                                        February 23, 2001
   ----------------------------------------
               RICHARD S. MILLER

                ROBERT RACHESKY*              Director                                        February 23, 2001
   ----------------------------------------
                ROBERT RACHESKY

                 BARNETT RUKIN*               Director                                        February 23, 2001
   ----------------------------------------
                 BARNETT RUKIN

                RICHARD F. TICE*              Director                                        February 23, 2001
   ----------------------------------------
                RICHARD F. TICE

             LEONARD J. VORCHEIMER*           Director                                        February 23, 2001
   ----------------------------------------
             LEONARD J. VORCHEIMER

                JOSEPH L. VOZZA*              Director                                        February 23, 2001
   ----------------------------------------
                JOSEPH L. VOZZA


* By Gerald H. Lipkin, as attorney-in-fact.


                                EXHIBIT INDEX.doc
                                  EXHIBIT INDEX

      EXHIBIT  NUMBER                                EXHIBIT DESCRIPTION
      -------  ------                                -------------------

         (10)E Valley National Bancorp Long-Term Stock Incentive Plan dated January 19, 1999

         (10)H                                  Split Dollar Agreement--
                                                Gerald H. Lipkin

         (10)N Valley National Bancorp Long-Term Stock Incentive Plan dated January 10, 1989

         (10)O                                  Amendment to Severance
                                                Agreement--Gerald H. Lipkin

         (23)                                   Consent of KPMG LLP

         (24)                                   Power of Attorney