Form 10-Q
period 2001-03-30
VALLEY NATIONAL BANCORP
filed 2001-05-14
CIK 714310

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           -----------------
                               FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2001

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

Common Stock (No par value), of which 78,159,382 shares were outstanding as of May 7, 2001.

                                     TABLE OF CONTENTS

                                                                   Page Number

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
               Consolidated Statements of Financial Condition (Unaudited)
                 March 31, 2001 and December 31, 2000                        3

               Consolidated Statements of Income (Unaudited)
                 Three Months Ended March 31, 2001 and 2000                  4

               Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended March 31, 2001 and 2000                  5

                 Notes to Consolidated Financial Statements (Unaudited)      6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               9

Item 3.     Quantitative and Qualitative Disclosures
                 About Market Risk                                          22

PART II  OTHER INFORMATION

Item 5.     Other Information                                               23

Item 6.     Exhibits and Reports on Form 8-K                                23

            SIGNATURES                                                      24

                                 PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)


                                                                                March 31,          December 31,
                                                                                  2001                 2000
Assets
Cash and due from banks                                                          $ 191,481          $ 239,105
Federal funds sold                                                                 142,000             85,000
Investment securities held to maturity, fair value of  $419,592
   and $543,034 in 2001 and 2000, respectively                                     443,911            577,450
Investment securities available for sale                                         1,959,213          1,626,086
Loans                                                                            5,071,491          5,171,183
Loans held for sale                                                                 42,915             17,927
Total loans                                                                      5,114,406          5,189,110
Less: Allowance for loan losses                                                   (62,547)           (61,995)
Net loans                                                                        5,051,859          5,127,115
Premises and equipment, net                                                         90,571             91,215
Accrued interest receivable                                                         48,423             49,870
Other assets                                                                        89,735            104,338
       Total assets                                                             $8,017,193         $7,900,179

Liabilities
Deposits:
   Non-interest bearing                                                        $ 1,257,068        $ 1,344,802
   Interest bearing:
     Savings                                                                     2,359,155          2,287,793
     Time                                                                        2,496,327          2,504,233
          Total deposits                                                         6,112,550          6,136,828
Short-term borrowings                                                              302,470            426,014
Long-term debt                                                                     819,788            591,808
Accrued expenses and other liabilities                                             101,083             89,547
          Total liabilities                                                      7,335,891          7,244,197


Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares,
   none issued                                                                           -                  -
Common stock, no par value, authorized 108,527,344
   shares; issued 74,791,831 shares in 2001 and
   74,792,815 shares in 2000                                                        31,994             32,015
Surplus                                                                            320,849            321,970
Retained earnings                                                                  326,287            317,855
Unallocated common stock held by employee benefit plan                               (729)              (775)
Accumulated other comprehensive income (loss)                                       12,450            (2,307)
                                                                                   690,851            668,758
Treasury stock, at cost (375,561 shares in 2001 and
   502,471 shares in 2000)                                                         (9,549)           (12,776)
     Total shareholders' equity                                                    681,302            655,982
          Total liabilities and shareholders' equity                           $ 8,017,193        $ 7,900,179

  See accompanying notes to consolidated financial statements.





VALLEY NATIONAL BANCORP
  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2001                  2000
Interest Income
Interest and fees on loans                                                       $ 104,333             $ 100,429
Interest and dividends on investment securities:
  Taxable                                                                           34,240                31,873
  Tax-exempt                                                                         2,620                 2,973
   Dividends                                                                         1,370                 1,280
Interest on federal funds sold and other short-term investments                      1,639                 1,133
      Total interest income                                                        144,202               137,688
Interest Expense
Interest on deposits:
  Savings deposits                                                                  13,805                14,340
  Time deposits                                                                     33,849                30,935
Interest on short-term borrowings                                                    5,761                 5,473
Interest on long-term debt                                                           9,762                 8,447
      Total interest expense                                                        63,177                59,195
Net Interest Income                                                                 81,025                78,493
Provision for loan losses                                                            2,100                 2,450
Net Interest Income after Provision for Loan Losses                                 78,925                76,043
Non-Interest Income
Trust and investment services                                                        1,211                   720
Service charges on deposit accounts                                                  4,548                 3,998
Gains on securities transactions, net                                                  163                     -
Fees from loan servicing                                                             2,685                 2,730
Credit card fee income                                                                 997                 1,949
Gains on sales of loans, net                                                         5,638                   765
Other                                                                                3,442                 3,244
      Total non-interest income                                                     18,684                13,406
Non-Interest Expense
Salary expense                                                                      19,448                18,424
Employee benefit expense                                                             4,859                 4,090
FDIC insurance premiums                                                                291                   313
Occupancy and equipment expense                                                      7,838                 6,070
Credit card expense                                                                    626                 1,231
Amortization of intangible assets                                                    1,818                 1,688
Advertising                                                                            795                   960
Merger-related charges                                                               9,017                     -
Other                                                                                7,264                 8,072
      Total non-interest expense                                                    51,956                40,848
Income Before Income Taxes                                                          45,653                48,601
Income tax expense                                                                  17,090                16,607
Net Income                                                                        $ 28,563              $ 31,994
Earnings Per Share:
     Basic                                                                         $  0.37              $   0.40
     Diluted                                                                          0.36                  0.40
Weighted Average Number of Shares Outstanding:
     Basic                                                                      77,935,200            80,159,333
     Diluted                                                                    78,643,691            80,782,279
    See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     2001                        2000
Cash flows from operating activities:
   Net income                                                                          $ 28,563                      $ 31,994
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                       4,433                         3,852
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                                                    488                           311
      Provision for loan losses                                                           2,100                         2,450
      Net amortization of premiums and accretion of discounts                             1,078                           897
      Net gains on securities transactions                                                (163)                             -
      Proceeds from sales of loans                                                       90,189                        14,626
      Gain on sales of loans                                                            (5,638)                         (765)
      Originations of  loans held for sale                                             (63,519)                      (11,352)
      Net decrease in accrued interest receivable
           and other assets                                                              16,902                         3,179
      Net decrease in accrued expenses and other liabilities                             (1,243)                       (4,065)
      Net cash provided by operating activities                                          73,190                        41,127
Cash flows from investing activities:
      Purchases and originations of mortgage servicing rights                           (2,843)                         (145)
      Proceeds from sales of investment securities available for sale                    55,346                             -
      Proceeds from maturing investment securities available for sale                   128,357                       105,578
      Purchases of investment securities available for sale                           (380,753)                       (7,831)
      Purchases of investment securities held to maturity                               (4,035)                      (70,854)
      Proceeds from maturing investment securities held to maturity                      24,752                        13,833
      Net(increase)decrease in federal funds sold and other
           short-term investments                                                      (57,000)                       101,000
      Net decrease (increase) in loans made to customers                                 52,124                      (39,758)
      Purchases of premises and equipment, net of sales                                 (1,971)                       (2,944)
      Net cash (used in) provided by investing activities                             (186,023)                        98,879
Cash flows from financing activities:
      Net decrease in deposits                                                         (24,278)                       (43,824)
      Net decrease in short-term borrowings                                           (123,544)                       (52,995)
      Advances of long-term debt                                                        320,000                         30,000
      Repayments of long-term debt                                                     (92,020)                        (3,018)
      Dividends paid to common shareholders                                            (15,593)                       (18,080)
      Addition of common shares to treasury                                                   -                       (39,944)
      Common stock issued, net of cancellations                                             644                           737
      Net cash provided by (used in) financing activities                                65,209                      (127,124)
      Net (decrease) increase in cash and cash equivalents                             (47,624)                        12,882
      Cash and cash equivalents at beginning of period                                  239,105                       194,502
      Cash and cash equivalents at end of period                                       $191,481                     $ 207,384
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest on deposits
          and borrowings                                                               $ 59,754                     $  60,973
       Cash paid during the period for federal and state income taxes                       543                           181
       Transfer of securities from held to maturity to available for sale               162,433                             -
       Transfer of securities from available for sale to held to maturity                50,044                             -
See accompanying notes to consolidated financial statements.



                                  VALLEY NATIONAL BANCORP
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

1.       Consolidated Financial Statements

         The  Consolidated  Statements  of  Financial  Condition  as of
March 31, 2001 and December 31, 2000, the Consolidated Statements of Income for the three month periods ended March 31, 2001 and 2000 and the Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2001 and 2000 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 2000 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2001 financial presentations. The consolidated financial statements of Valley have been restated to include Merchants New York Bancorp, Inc. (Merchants), acquired January 19, 2001 using the pooling of interests method of accounting.

2.       Earnings Per Share

Earnings per share ("EPS") amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared April 4, 2001 to Shareholders of record on May 4, 2001 and to be issued May 18, 2001.

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

The following table shows the calculation of both Basic and Diluted EPS for the three months ended March 31, 2001 and 2000.


                                                                  Three Months Ended March 31,
                                                             (in thousands, except for share data)
                                                                2001                        2000

Net income                                                            $28,563                     $31,994

Basic weighted-average number of shares
   outstanding                                                     77,935,200                  80,159,333

Plus:  Common stock equivalents                                       708,491                     622,946

Diluted weighted-average number of shares
   outstanding                                                     78,643,691                  80,782,279

Earnings per share:
     Basic                                                             $ 0.37                     $  0.40
     Diluted                                                             0.36                        0.40



At March 31, 2001 and 2000 there were 107 thousand and 551 thousand common stock options, respectively, not included as common stock equivalents because the exercise prices exceeded the average market prices during the quarter.

3.       Recent Developments

On January 19, 2001, Valley acquired Merchants, parent of The Merchants Bank of New York headquartered in Manhattan. At the date of acquisition, Merchants Bank, a commercial bank, had total assets of approximately $1.5 billion and seven branch offices, all located in Manhattan. The transaction was accounted for using the pooling of interests method of accounting. Each of the 18,679,945 outstanding shares of Merchants common stock were exchanged for 0.7634 shares of Valley common stock. Valley issued approximately 14,260,270 shares of its common stock in exchange for the outstanding shares of Merchants. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented. Separate results of the combining companies is as follows:


                                                                           Three Months Ended
                                                                             March 31, 2000
                                                                             (in thousands)
Net interest income after provision for loan losses:
     Valley                                                                               $62,821
     Merchants                                                                             13,222
                                                                                          $76,043
Net income:
     Valley                                                                               $26,943
     Merchants                                                                              5,051
                                                                                          $31,994

                                                                           December 31, 2000
                                                                             (in thousands)
Shareholders' Equity:
     Valley                                                                              $545,074
     Merchants                                                                            110,908
                                                                                         $655,982


During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge $4.7 million, or 52.1% was paid through March 31, 2001.


4.       Accumulated Other Comprehensive Income

Valley's accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the three months ended March 31, 2001 and 2000.

                                                                        Three Months Ended         Three Months Ended
                                                                          March 31, 2001             March 31, 2000
                                                                                       (in thousands)

Net income                                                                             $28,563                   $31,994

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                               (345)                      (13)
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period         $15,206                    $(3,106)
     Less reclassification adjustment for gains included in
        net income                                                        (104)                            -
     Net unrealized gains (losses)                                                      15,102                   (3,106)
Other comprehensive income (loss)                                                       14,757                   (3,119)
Comprehensive income                                                                   $43,320                  $ 23,264


Adoption of SFAS No. 133 and 140 had no material impact on the financial statements. See Recent Accounting Pronouncements discussion on page 21.

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

Earnings Summary

Net income for the three months ended March 31, 2001 was $28.6 million, or $0.36 per diluted share including a merger related charge of $7.0 million, net of tax or $0.09 per diluted share. These results compare with net income of $32.0 million, or $0.40 per diluted share for the same period in 2000 (2000 amounts have been restated for the Merchants merger and earnings per share amounts have been restated to give effect to the 5 percent stock dividend to be issued May 18, 2001). Excluding the merger related charges net income was $35.6 million, or $0.45 per diluted share for the quarter ended
March 31, 2001. Excluding the merger related charges the annualized return on average equity increased to 21.43 percent from 20.08 percent, and the annualized return on average assets increased to 1.82 percent from 1.69 percent, for the three months ended March 31, 2001 and 2000, respectively.

Net Interest Income

Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $82.6 million, for the three months ended March 31, 2001, compared with $80.2 million for the three months ended March 31, 2000. The increase in net interest income is due to higher average balances of total interest earning assets, primarily loans, combined with higher average interest rates for all interest earning assets. This was offset by an increase in both average balances, primarily time deposits, as well as short-term borrowings and long-term debt, and an increase in average interest rates of total interest bearing liabilities. The net interest margin decreased slightly to 4.40 percent for the three months ended March 31, 2001 compared with 4.41 percent for the same period in 2000. Beginning in January 2001 the Federal Reserve decreased interest rates three times during the quarter amounting to 150 basis points. This decline in interest rates continued into the second quarter due to general weakness in the economy. Further declines in short-term interest rates are possible which may affect net interest income during the remainder of 2001.* While loans have been growing, competition for loans has caused rates on new loans and total interest earning assets to increase at a slower pace than rates on interest bearing liabilities.

Average interest earning assets increased $217.8 million or 3.0 percent for the three months ended March 31, 2001 over the same period in 2000. This was mainly the result of the increase in average balance of loans of $147.1 million or 3.0 percent.

Average interest bearing liabilities for the three months ended March 31, 2001 increased $224.9 million or 4.0 percent from the same period in 2000. Average savings deposits remained relatively unchanged while average time deposits increased $79.4 million. Average short-term borrowings increased $41.8 million or 10.9 percent and long-term debt, which includes primarily FHLB advances, increased $96.0 million, or 16.9 percent. Average demand deposits remained relatively unchanged from 2000 balances. During the first quarter of 2001, in conjunction with declining interest rates, Valley began to extend maturities on its short-term borrowings. The extension of maturities is part of an effort to more closely match a portion of Valley's funding sources with its mortgage portfolio and reduce interest rate risk.*

Average interest rates, in all categories of interest earning assets increased during the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000. The average interest rate for loans increased 8 basis points to
8.17 percent. Average interest rates on total interest earning assets increased 11 basis points to 7.77 percent. Average interest rates also increased on total interest bearing liabilities by 11 basis points to 4.29 percent from 4.18 percent. Average interest rates on deposits increased 12 basis points to 3.97 percent.

The following table reflects the components of net interest income for each of the three months ended March 31, 2001 and 2000.

        ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                     NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                  Three Months Ended March 31,               Three Months Ended March 31, 2000
                                             2001
                               Average                   Average              Average                      Average
                               Balance      Interest      Rate                Balance         Interest      Rate
                                                               (in thousands)
Assets
Interest earning assets
Loans (1)(2)                   $5,116,640     $104,463        8.17%          $ 4,969,582       $100,568     8.09%
Taxable investments (3)         2,049,425       35,610         6.95            1,981,603         33,153      6.69
Tax-exempt
   investments(1)(3)              218,199        4,031         7.39              250,704          4,574      7.30
Federal funds sold and
  other short-term
  investments                     116,038        1,639         5.65                               1,133      5.62
                                                                                  80,622
Total interest earning
  assets                        7,500,302     $145,743         7.77            7,282,511      $ 139,428      7.66
Allowance for
  loan losses                    (63,398)                                       (64,863)
Cash and due from
  banks                           187,222                                        191,793
Other assets                      197,662                                        216,722
Unrealized gain (loss)
  on securities available
  for sale                          7,446
                                                                                (46,024)
Total assets                   $7,829,234                                     $7,580,139

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings deposits               $2,296,661      $13,805        2.40%           $2,288,903        $14,340     2.51%
Time deposits                   2,500,286       33,849         5.42            2,420,897         30,935      5.11
Total interest
   bearing deposits             4,796,947       47,654         3.97            4,709,800         45,275      3.85
Short-term borrowings             425,911        5,761         5.41              384,136          5,473      5.70
Long-term debt                    662,556        9,762         5.89              566,547          8,447
                                                                                                             5.96
Total interest bearing
  liabilities                   5,885,414       63,177         4.29            5,660,483         59,195      4.18
Demand deposits                 1,251,264                                      1,244,892
Other liabilities                  27,805                                         37,343
Shareholders' equity              664,751                                        637,421
Total liabilities and
  shareholders' equity         $7,829,234                                     $7,580,139
Net interest income
  (tax equivalent basis)                        82,566                                           80,233
Tax equivalent
   adjustment                                  (1,541)                                          (1,740)
Net interest income                           $ 81,025                                          $78,493
Net interest rate
 differential                                                 3.48%                                         3.48%
Net interest margin (4)                                       4.40%                                         4.41%


(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

>PAGE>


The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

                     CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                                             Three Months Ended March 31,
                                                               2001 Compared with 2000
                                                               Increase (Decrease) (2)
                                                         Interest       Volume         Rate
                                                                         (in thousands)
Interest income:
  Loans (1)                                                 $ 3,895       $ 2,995        $ 900
  Taxable investments                                         2,457         1,155        1,302
  Tax-exempt investments(1)                                   (543)         (600)           57
  Federal funds sold and
     other short-term
     investments                                                506           501            5
                                                              6,315         4,051        2,264
Interest expense:
  Savings deposits                                             (535)           48         (583)
  Time deposits                                               2,914         1,036        1,878
  Short-term borrowings                                         288           575         (287)
  Long-term debt                                              1,315         1,416         (101)
                                                              3,982         3,075          907

Net                                                         $ 2,333       $   976       $1,357



(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31, 2001 and 2000.


                                                                        NON-INTEREST INCOME

                                                                 Three Months Ended March 31,

                                                         2001                                2000
                                                                           (in thousands)
Trust and investment services                                   $  1,211                             $   720
Service charges on deposit accounts                                4,548                               3,998
Gains on securities transactions, net                                163                                   -
Fees from loan servicing                                           2,685                               2,730
Credit card fee income                                               997                               1,949
Gains on sales of loans, net                                       5,638                                 765
Other                                                              3,442                               3,244
   Total non-interest income                                   $  18,684                            $ 13,406


Non-interest income continues to represent a considerable source of income for Valley. Total non-interest income amounted to $18.5 million, excluding security gains, for the three months ended March 31, 2001 while the comparable amount for the prior year period was $13.4 million.

Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. Trust and investment services income increased $491 thousand or 68.2% for the three months ended March 31, 2001 compared with the same period in 2000. This increase is primarily the result of the acquisition, on July 6, 2000, of Hallmark Capital Management, Inc. ("Hallmark"), a NJ-based money manager. The transaction was accounted for as a purchase accounting transaction.

Service charges on deposit accounts increased 13.8 percent from $4.0 million for the three months ended March 31, 2000 to $4.5 million for the three months ended March 31, 2001 mostly due to the implementation of a new service charge.

Gains on the sales of loans were $5.6 million for the three months ended March 31, 2001 compared with $765 thousand for the three months ended March 31, 2000. On January 29, 2001 Valley recorded a gain of approximately $4.9 million relating to the sale of its cobranded ShopRite MasterCard credit card portfolio.

Credit card fee income decreased 48.8 percent from $1.9 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001 due to the sale of the credit card portfolio described above.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2001 and 2000.


                                                      NON-INTEREST EXPENSE

                                                                   Three Months Ended March 31,
                                                           ----------------------------------------------
                                                                 2001                        2000
                                                                          (in thousands)

Salary expense                                                     $  19,448                   $  18,424
Employee benefit expense                                               4,859                       4,090
FDIC insurance premiums                                                  291                         313
Occupancy and equipment expense                                        7,838                       6,070
Credit card expense                                                      626                       1,231
Amortization of intangible assets                                      1,818                       1,688
Advertising                                                              795                         960
Merger-related charges                                                 9,017                           -
Other                                                                  7,264                       8,072
   Total non-interest expense                                      $  51,956                   $  40,848


Excluding merger-related charges, non-interest expense totaled $42.9 million for the three months ended March 31, 2001, an increase of $2.1 million or 5.1% from the comparable 2000 period.

The largest components of non-interest expense are salaries and employee benefit expense which totaled $24.3 million for the three months ended March 31, 2001 compared with $22.5 million in the comparable period of 2000. At March 31, 2001, full-time equivalent staff was 2,063 compared with 2,096 at March 31, 2000.

Salaries increased $1.0 million or 5.6%, for the three months ended March 31, 2001 compared with the prior year quarter, due to the addition of fee based services as well as increases in sales-related incentives.

Benefits increased $769 thousand or 18.8%, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000, due primarily to increases in health insurance costs.

Occupancy and equipment expense increased $1.8 million, from $6.1 million for the three months ended March 31, 2000 to $7.8 million for the three months ended March 31, 2001. This increase can be attributed to an overall increase in the cost of operating bank facilities.

Credit card expense decreased 49.1 percent from $1.2 million for the three months ended March 31, 2000 to $626 thousand for the three months ended March 31, 2001 due to the sale of the credit card portfolio described under gains on sale of loans.

During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge $4.7 million, or 52.1% was paid through March 31, 2001.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months ended March 31, 2001 was 44.6 percent, one of the lowest in the industry, compared with an efficiency ratio of 45.2 percent for the year ended December 31, 2000 and
43.6 percent for the quarter ended March 31, 2000. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $3.1 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectively.

Income Taxes

Income tax expense as a percentage of pre-tax income was 37.4 percent for the three months ended March 31, 2001 compared with 34.2 percent for the same period in 2000. After adjusting for the effect of non-deductible merger expenses, the effective tax rate for the three months ended March 31, 2001 would be 34.3%. The effective tax rate for 2001 is expected to approximate 34 percent.*

Business Segments

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



The following table represents the financial data for the three months ended March 31, 2001 and 2000.


                                                                 Three Months Ended March 31, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,728,858    $ 2,423,831       $ 2,347,613          $     -     $ 7,500,302

Income (loss) before income taxes               $  17,494      $  20,748         $  13,988        $  (6,577)      $  45,653

Return on average interest-earning
     assets (pre-tax)                               2.56%          3.42%           2.38%             - %           2.43%

                                                                 Three Months Ended March 31, 2000
                                                                          (in thousands)

                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,792,176    $ 2,214,483       $ 2,275,852          $     -     $ 7,282,511

Income (loss) before income taxes               $  18,064      $  18,895         $  13,637        $  (1,995)      $  48,601

Return on average interest-earning
     assets (pre-tax)                               2.59%          3.41%             2.40%               - %          2.67%


Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.56 percent for the three months ended March 31, 2001 compared to 2.59 percent for the three months ended March 31, 2000. Average interest-earning assets decreased $63.3 million, attributable to the sale of the credit card portfolio. Average interest rates on consumer loans increased by 10 basis points, while the cost of funds increased by 12 basis points. Income before income taxes decreased $570 thousand.

Commercial Lending

The return on average interest-earning assets before taxes decreased 1 basis point to 3.42 percent for the three months ended March 31, 2001. Average interest-earning assets increased $209.3 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 6 basis points, and the cost of funds increased by 12 basis points. Income before income taxes increased by $1.9 million as a result of an increase in average interest-earning assets.

Investment Management

The return on average  interest  earning  assets  before  taxes  decreased to
2.38 percent for the three months ended March 31, 2001 compared to 2.40 percent for the three months ended March 31, 2000. The yield on interest earning assets increased by 26 basis points to 7.00 percent, and the cost of funds increased by 12 basis points. Average interest-earning assets increased by $71.8 million and income before income taxes increased $351 thousand.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, non-recurring gains on sale of loans, service charges on deposit accounts, and certain revenues and expenses recorded by acquired banks that could not be allocated to a line of business. The loss before taxes was $6.6 million for the three months ended March 31, 2001 compared to a loss of $2.0 million for the three months ended March 31, 2000. The increase in the loss is the result of merger-related charges incurred in the first quarter of 2001.


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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets amounted to $2.4 billion and $2.0 billion at March 31, 2001 and December 31, 2000, respectively. This represents 31.9 percent and 26.7 percent of earning assets, and 30.5 percent and 25.3 percent of total assets at March 31, 2001 and December 31, 2000, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.1 billion and 5.0 billion for the three months ended March 31, 2001 and for the year ended December 31, 2000, representing 68.3 percent and
68.5 percent of average earning assets. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan
Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2001 there were proceeds of $55.3 million from the sales of investment securities available for sale, and proceeds of $153.1 million were generated from investment maturities. Purchases of investment securities for the three months ended March 31, 2001 were $384.8 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion on average, for both the three months ended March 31, 2001 and the year ended December 31, 2000.

Cash requirements for Valley's parent company consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase, with approval from its Board of Directors, shares of its outstanding common stock. The cash required for a purchase of shares can be met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds. At March 31, 2001 Valley maintained a floating rate line of credit in the amount of $35 million, of which $10 million was outstanding. This line is available for general corporate purposes and expires June 15, 2001. Borrowings under this facility are collateralized by mortgage-backed and equity securities of no less than 120 percent of the loan balance.

During the quarter, the total investment portfolio increased by approximately $180.0 million. Approximately $66.6 million is the result of investing the proceeds from the sale of the credit card portfolio. In addition excess liquidity due to the slow down in the economy reflected in some of the lending areas was used to purchase securities.

As of March 31, 2001, Valley had $2.0 billion of securities available for sale recorded at their fair value, compared with $1.6 billion at December 31, 2000. As of March 31, 2001, the investment securities available for sale had an unrealized gain of $13.5 million, net of deferred taxes, compared with an unrealized loss of $1.6 million, net of deferred taxes, at December 31, 2000. This change was primarily due to an increase in fair value resulting from a decreasing interest rate environment for investments and other instruments effective with the beginning of 2001 and continuing through the first quarter. Securities available for sale are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

In connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants investment portfolio and transferred $162.4 million of securities held to maturity to securities available for sale and $50.0 million of securities available for sale to securities held to maturity to conform to Valley's investment objectives.


Loan Portfolio

As of March 31, 2001, total loans were $5.1 billion, compared with $5.2 billion at December 31, 2000. The following table reflects the composition of the loan portfolio as of March 31, 2001 and December 31, 2000.


 LOAN PORTFOLIO
                                       March 31,              December 31,
                                          2001                   2000
                                                (in thousands)
Commercial                              $ 1,039,487            $ 1,026,793
  Total commercial loans                  1,039,487              1,026,793

Construction                                166,149                160,932
Residential mortgage                      1,294,160              1,301,851
Commercial mortgage                       1,279,139              1,258,549
  Total mortgage loans                    2,739,448              2,721,332

Home equity                                 305,543                306,038
Credit card                                  22,992                 94,293
Automobile                                  950,345                976,177
Other consumer                                                      64,477
                                             56,591
  Total consumer loans                    1,335,471              1,440,985

   Total loans                           $5,114,406             $5,189,110

As a percent of total loans:
Commercial loans                               20.3 %                 19.8 %
Mortgage loans                                 53.6                   52.4
Consumer loans
                                               26.1                   27.8
  Total                                             %                100.0 %
                                              100.0


During the first quarter of 2001 Valley sold approximately $66.6 million of credit card loans from its cobranded ShopRite MasterCard credit card portfolio. Residential mortgage loans declined as prepayments, due to lower interest rates, were exceeding new loans. Additionally, newly originated residential mortgage loans with low long term fixed rates are being sold into the secondary market which will also maintain or reduce the residential mortgage portfolio in the near term.* Automobile lending remained slow during the quarter due to a decrease in automobile sales volume, and a reduction in State Farm applications. In addition, fewer applications are being approved than have been historically due to a decline in the credit quality of applications received.

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

Non-performing assets totaled $4.0 million at March 31, 2001, unchanged from December 31, 2000. Non-performing assets at March 31, 2001 and December 31, 2000, amounted to 0.08 percent of loans and OREO, respectively.

Loans 90 days or more past due and not included in the non-performing category totaled $19.6 million at March 31, 2001, compared with $15.0 million at December 31, 2000. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $4.9 million at March 31, 2001 and $2.8 million at December 31, 2000.

Total loans past due in excess of 30 days were 1.27 percent of all loans at March 31, 2001 compared to 1.30 percent at March 31, 2000 and 1.58 percent at December 31, 2000.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                                              LOAN QUALITY

                                             March 31,                  December 31,
                                                2001                       2000
                                                                (in thousands)

Loans past due in excess of
  90 days and still accruing                     $ 19,627                    $ 14,952

Non-accrual loans                                $  3,897                     $ 3,883
Other real estate owned                                88                         129
  Total non-performing assets                    $  3,985                     $ 4,012

Troubled debt restructured loans                  $   938                      $  949
Non-performing loans as a % of
  loans                                             0.08%                       0.07%
Non-performing assets as a % of
  loans plus other real estate owned                0.08%                       0.08%

Allowance as a % of loans                           1.22%                       1.19%



At March 31, 2001 the allowance for loan losses amounted to $62.5 million, compared with $62.0 million at year-end 2000. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.5 million for the three months ended March 31, 2001 compared with $1.7 million for the three months ended March 31, 2000.

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required for in Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

During the first quarter of 2001, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area and the surrounding market. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $2.1 million during the first quarter of 2001 compared with $2.5 million during the first quarter of 2000. We do not know at this time if lower levels of charge-offs will continue.*

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity. At March 31, 2001, shareholders' equity totaled $681.3 million or 8.5 percent of total assets, compared with $656.0 million or 8.3 percent at year-end 2000.

Included in shareholders' equity, as components of accumulated other comprehensive income, at March 31, 2001 was a $13.5 million unrealized gain on investment securities available for sale, net of tax, and a translation adjustment loss of $1.0 million related to the Canadian subsidiary of VNB, compared with an unrealized loss of $1.6 million and a $678 thousand translation adjustment loss at December 31, 2000.

Valley's capital position at March 31, 2001 under risk-based capital guidelines was $663.6 million, or 11.8 percent of risk-weighted assets, for Tier 1 capital and $726.1 million, or 12.9 percent for Total risk-based capital. The comparable ratios at December 31, 2000 were 11.3 percent for Tier 1 capital and 12.3 percent for Total risk-based capital. At March 31, 2001 and 2000, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.5 percent for both periods. Valley's ratios at March 31, 2001 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $8.72 at March 31, 2001 compared with $8.41 per share at December 31, 2000.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 45.4 percent at March 31, 2001, compared with
41.7 percent at March 31, 2000. Cash dividends declared amounted to $0.26 per share, for the quarter ended March 31, 2001, equivalent to a dividend payout ratio of 54.6 percent, compared with 58.3 percent for the year 2000. Valley's Board of Directors declared a five percent stock dividend on April 4, 2001, to shareholders of record on May 4, 2001, to be issued May 18, 2001. The Board also agreed to increase the annual dividend rate from $0.99 per share, on an after stock dividend basis, to $1.06 per share. The increased cash dividend would be payable quarterly beginning on July 2, 2001. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*


Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. Valley would have had to adopt SFAS No. 133 by January 1, 2000. However, SFAS No. 137 extended the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The provisions of SFAS
No. 133 must be applied prospectively. The adoption of SFAS No. 133 did not have a material impact on the financial statements.

The FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." ("SFAS No.140"). SFAS No. 10 replaces SFAS No. 125. SFAS No. 140 resolves certain implementation issues, but it carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The transition provisions contained in SFAS No. 133 provide that at the date of initial application, an entity may transfer any debt security classified as "held to maturity" to "available for sale" or "trading". On the initial adoption date of SFAS No. 133 as amended by SFAS No. 138, Valley did not transfer any of its securities under the transition provisions contained in SFAS No. 133. The adoption of SFAS No. 140 did not have a material impact on the financial statements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See page 17 for a discussion of interest rate sensitivity.

                             PART II

Item 5.  Other Information

a) The Board of Directors approved a five percent stock dividend on April 4, 2001. The new stock will be issued May 18, 2001 to shareholders of record as of May 4, 2001.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

(3)      Articles of Incorporation and By-laws

                  A)       Certificate of Incorporation of the
                           Registrant restated to show all changes through May 7, 2001.

          (10)    Material Contracts

A)       "Employment Continuation And Non-Competition Agreements" dated
                  September 5, 2000 between Valley, VNB and Spencer B. Witty, James G. Lawrence, William J. Cardew and Eric W. Gould.

B) "Change in Control Agreement" dated September 5, 2000 between Valley, VNB and James G. Lawrence.

b)       Reports on Form 8-K

                  1) Filed January 29, 2001 to report the merger, effective on January 19, 2001, between Valley National Bancorp and Merchants New York Bancorp, Inc.

                                       SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VALLEY NATIONAL BANCORP
                                               (Registrant)

  Date:  May 11, 2001                          /s/ Peter Southway
                                               PETER SOUTHWAY
                                               VICE CHAIRMAN




   Date:  May 11, 2001                         /s/ Alan D. Eskow
                                               ALAN D. ESKOW
                                               EXECUTIVE  VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

                                                              Exhibit (3) A)


                                     AMENDMENT
                                      TO THE
                           CERTIFICATE OF INCORPORATION
                                        OF
                             VALLEY NATIONAL BANCORP


                  Valley National Bancorp, a New Jersey corporation, pursuant to N.J.S.A.-14A:7-15.1(3) and Section 9-2(2), does hereby certify as follows:
                  (a)      The name of the Corporation is: Valley National
                           Bancorp.
                  (b) A five percent (5%) stock dividend was declared by the Corporation on April 4, 2001, pursuant to which one share of Common Stock, no par value, will be distributed for each twenty (20) shares of Common Stock, no par value, held by shareholders on the record date of May 4, 2001 and payable May 18, 2001. A resolution approving the stock dividend was adopted by the Board of Directors of the Corporation at its special meeting held on April 4,2001.
                  (c) The stock dividend will not adversely affect the rights or preferences of the holders of any of the outstanding shares and will not result in the percentage of authorized shares that remains unissued after the stock dividend exceeding the percentage of authorized shares that was unissued before the stock dividend.
                  (d) There were issued and outstanding, as of the record date of May 4, 2001, 74,437,507 shares of Common Stock without par value, which are the shares subject to the stock dividend. Pursuant to the 5% stock dividend, the number of shares of Common Stock without par value to be issued is 3,721,875.
                  (e) The Corporation is hereby amending its Certificate of Incorporation in connection with the stock dividend as follows:
                  The first sentence of Article V shall be amended to read:
                  "The total authorized capital stock of the Corporation shall be 143,953,711 shares, consisting of 113,953,711 shares of Common Stock and 30,000,000 shares of Preferred Stock which may be issued in one or more classes or series."


                  IN WITNESS WHEREOF, Alan D. Eskow, Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley National Bancorp has executed this Certificate on behalf of Valley National Bancorp on this seventh day of May, 2001.


                               VALLEY NATIONAL BANCORP




                               By:
                               Alan D. Eskow, Executive Vice President,
                               Chief Financial Officer and Corporate Secretary

                                                            Exhibit (10) A-1

                              EMPLOYMENT CONTINUATION AND
                               NON-COMPETITION AGREEMENT

                                   BY AND BETWEEN


                                  SPENCER B. WITTY

                                VALLEY NATIONAL BANCORP,
                               a New Jersey Corporation

                                         and

                                 VALLEY NATIONAL BANK,
                                    a national bank

                          DATED:  As of September 5, 2000

                              EMPLOYMENT CONTINUATION AND
                               NON-COMPETITION AGREEMENT


                  THIS EMPLOYMENT CONTINUATION AND NON-COMPETITION AGREEMENT (this "Agreement"), is entered into as of September 5, 2000 by and among Valley Bancorp, a New Jersey corporation ("Valley"), Valley National Bank, a national bank (the "Bank"), (Valley and the Bank are jointly hereinafter referred to as the "Company") and Spencer B. Witty (hereinafter referred to as the "Executive").
                                     BACKGROUND

                  WHEREAS, the Executive is currently employed by The Merchants Bank of New York ("Merchants Bank") and Merchants New York Bancorp, Inc. ("Merchants"); and

                  WHEREAS, Valley and the Bank have entered into an Agreement and Plan of Merger, dated September 5, 2000 (the "Merger Agreement") pursuant to which Merchants will be merged into Valley and Merchants Bank will be merged into the Bank, and the Executive will become an employee of the Bank;

                  WHEREAS, the Boards of Directors of the Bank and Valley each are of the opinion that it would be of substantial value to the Company to continue the employment of the Executive and obtain from the Executive covenants not to compete during the term of his employment by Valley and for a period of up to two (2) years thereafter; and

                  WHEREAS, to achieve such a goal, the Boards of Directors of the Company and the Executive have agreed to enter into this Agreement;

                  NOW, THEREFORE, for good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby, agree as follows:

                                     ARTICLE I
                                TERM OF AGREEMENT

                  The term of this Agreement shall commence on the date hereof and shall terminate on the date which is two (2) years following the termination (for any reason whatsoever) of Executive's employment with the Company (hereinafter the "Term"), unless this Agreement expressly provides for a shorter period. Notwithstanding the foregoing, this Agreement shall be void and of no force and effect unless the Merger contemplated by the Merger Agreement is consummated and the Executive is employed by Merchants Bank at the Effective Time (as such term is defined in the Merger Agreement) and shall not take effect until such time.

                                   ARTICLE II
                  CONTINUED EMPLOYMENT; ADDITIONAL COMPENSATION

                  As consideration for the covenants of the Executive hereunder, the Company agrees to employ the Executive and the Executive agrees to be employed by the Company through May 1, 2003 with the same salary (excluding Board of Director fees from Merchants and Merchants Bank) and substantially the same benefits as are enjoyed by the Executive currently as an employee of Merchants Bank. The Company shall pay to the Executive an annual bonus equal to 12.5% of his base salary, in the same manner and with the same timing as is the current practice of Merchants or, if the Company terminates that practice, it shall increase the Executive's base salary to cover the foregone bonus. In addition, the Company shall pay the Executive an additional $24,000 per year for each of the two years of the employment period and shall provide the Executive with medical and hospital insurance supplemental to his Medicare benefits. The Executive shall also be eligible to participate in the Company's annual incentive plan for executives. The Executive agrees with the Company that he will serve as Vice Chairman of Valley and of the Bank and have the additional title "Chairman- Merchants Division" of Valley National Bank. He will also be appointed as a director of Valley and the Bank, pursuant to the Merger Agreement. The Company's obligation to employ and compensate the Executive shall cease if he dies or is permanently disabled. The Executive shall have the discretion to determine the amount of time per week he devotes to his duties, provided that he continues to devote an amount of time which is comparable to his current time commitments to Merchants. Following termination of the Executive's employment by the Company, the Company shall continue during the Executive's lifetime: (a) to supply the Executive with medical and hospital insurance supplemental to his Medicare benefits, and
(b) to supply the Executive with use of his office at 275 Madison Avenue, New York, NY so long as that remains part of the premises used by the Bank, and if the Bank no longer uses that space, then at another Bank location in Manhattan between the Battery and 59th Street that is reasonably acceptable to the Bank and the Executive.

                                     ARTICLE III
                              NON-COMPETITION COVENANTS

                  3.1 Non-Competition. In consideration for his continued employment with the Bank and the compensation set forth in
Article II, the Executive agrees that while he is employed by the Bank and for a period of two years following his termination of employment with the Bank for any reason whatsoever (the "Two Year Post-Employment Period"), the Executive will not, directly or indirectly, as shareholder, employee, director, officer, principal or agent, or in any other capacity (other than on behalf of the Company and in pursuit of Company business): (i) own, manage, operate, consult with or be employed by, directly or indirectly, through a holding company or affiliate, any bank, savings bank, savings and loan, trust company or lending organization which maintains a branch office or a lending office within 25 miles of New York City, or any bank, savings bank, savings and loan, trust company or lending organization which conducts substantially all of its business over the internet, or (ii) solicit the Banking Business (as defined herein) of persons or entities who are known to the Executive to be customers of the Company or any of its subsidiaries ("Company Customers"), or encourage any Company Customers to terminate or reduce the amount of Banking Business they do with the Company or any of its subsidiaries, or (iii) solicit, induce or encourage any employee of the Bank to leave the employment of the Bank; provided, however, that this provision shall not prohibit the Executive from owning common stock of Valley (in any amount) or from owning bonds, preferred stock or up to two percent (2%) of the outstanding common shares of any such institution or its parent holding company if the shares of the parent holding company or of the institution are publicly traded. "Banking Business" means the traditional depository and loan relationships between banks and their customers and shall not include ancillary businesses such as the sale of mutual funds or life insurance products. If at any time while Executive remains employed by the Bank (i) there is a Change in Control, as that term is defined in the Valley National Bancorp 1999 Long-Term Stock Incentive Plan, (the "Plan"), as interpreted by the Valley National Bancorp Board of Directors in connection with the Plan, and (ii) within 6 months after the date on which the Change in Control occurs, the Executive's employment with the Bank is terminated for any reason other than for Cause, as that term is defined in the Plan, the covenants not to compete contained in this Section 3.1 shall terminate on the same day as the termination of Executive's employment.

                  3.2 Reasonableness of Restraints. Executive acknowledges that he has carefully read and considered all of the terms and conditions of the foregoing covenants in Section 3.1, including the restraints imposed upon him thereby, the Executive agrees that such restraints are necessary for the reasonable and proper protection of Valley and the Bank and that such restraints are reasonable with respect to subject matter, length of time and area covered. However, both the Company and the Executive agree that if a court finds this agreement unenforceable due to restrictions unreasonable in scope, duration or geographical area, then such court may reform this agreement so that the restrictions in it are reasonable and this agreement is enforceable.

                  3.3 Specific Performance. In the event of an actual or threatened breach by Executive of any of the covenants contained in Section 3.1, it is agreed that the remedies at law of Valley and the Bank would be inadequate and Valley and the Bank and their respective successors shall be entitled to injunctive relief restraining Executive from committing or attempting such breach. The remedy set forth in this Section 3.3 shall be in addition to any other remedies available to Valley and the Bank for such breach or threatened breach.

                  3.4 Jurisdiction. Executive consents to and agrees to the exclusive jurisdiction of the courts of New Jersey with respect to the enforcement of these provisions.

                  3.5 Survival. This Article II shall survive the termination or expiration of the Term of this Agreement.

                                     ARTICLE IV
                                    MISCELLANEOUS

                  4.1 Changes. This Agreement may not be modified, changed, amended, or altered except in a writing signed by the Executive and by the Chief Executive Officer of Valley.

                  4.2 Notices. All notices given or required to be given herein shall be in writing and be hand-delivered or sent by United States first-class certified or registered mail, return receipt requested, postage prepaid, to the Executive at the last-known address for the Executive, and to Valley at the principal executive office for Valley (or any successor thereto), to the attention of the Chief Executive Officer. All such notices shall be effective when received or open refusal of the addressee to accept delivery. Either party by a notice in writing to the other party may change or designate the place for receipt of such notices.

                  4.3 Successors. This Agreement shall inure to the benefit of and be binding upon the Company, and its successors, including any company with or into which the Company may be consolidated or merged, and this provision shall apply in the event of any subsequent merger or consolidation.

                  4.4 Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the matters contemplated hereby, and supersedes all prior negotiations, arrangements or understandings, written or oral, with respect thereto.

                  4.5 Governing Law. This Agreement shall be governed in all respects and be interpreted by and under the laws of the State of New Jersey, without reference to the conflict of laws provisions of the State of New Jersey.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date and year first written above.


ATTEST:                                     VALLEY NATIONAL BANCORP


By: _________________________               By: ____/s/ Gerald H. Lipkin


ATTEST:                                     VALLEY NATIONAL BANK



By: ________________________                By: ____/s/ Gerald H. Lipkin


WITNESS:

____________________________                _______/s/ Spencer B. Witty
                                                     SPENCER B. WITTY

                                                           Exhibit (10) A-2


                               EMPLOYMENT CONTINUATION AND
                                NON-COMPETITION AGREEMENT

                                     BY AND BETWEEN

                                    JAMES G. LAWRENCE


                                 VALLEY NATIONAL BANCORP,
                                a New Jersey Corporation

                                           and

                                  VALLEY NATIONAL BANK,
                                    a national bank

                           DATED:  As of September 5, 2000

                              EMPLOYMENT CONTINUATION AND
                               NON-COMPETITION AGREEMENT


                  THIS EMPLOYMENT CONTINUATION AND NON-COMPETITION AGREEMENT (this "Agreement"), is entered into as of September 5, 2000 by and among Valley Bancorp, a New Jersey corporation ("Valley"), Valley National Bank, a national bank (the "Bank"), (Valley and the Bank are jointly hereinafter referred to as the "Company") and James G. Lawrence (hereinafter referred to as the "Executive").

                                         BACKGROUND

                  WHEREAS, the Executive is currently employed by The Merchants Bank of New York ("Merchants Bank") and Merchants New York Bancorp, Inc. ("Merchants"); and

                  WHEREAS, Valley and the Bank have entered into an Agreement and Plan of Merger, dated September 5, 2000 (the "Merger Agreement") pursuant to which Merchants will be merged into Valley and Merchants Bank will be merged into the Bank, and the Executive will become an employee of the Bank;

                  WHEREAS, the Boards of Directors of the Bank and Valley each are of the opinion that it would be of substantial value to the Company to continue the employment of the Executive and obtain from the Executive covenants not to compete during the term of his employment by Valley and for a period of up to two (2) years thereafter; and

                  WHEREAS, to achieve such a goal, the Boards of Directors of the Company and the Executive have agreed to enter into this Agreement;

                  NOW, THEREFORE, for good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby, agree as follows:

                                       ARTICLE I
                                   TERM OF AGREEMENT

                  The term of this Agreement shall commence on the date hereof and shall terminate on the date which is two (2) years following the termination (for any reason whatsoever) of Executive's employment with the Company (hereinafter the "Term"), unless this Agreement expressly provides for a shorter period. Notwithstanding the foregoing, this Agreement shall be void and of no force and effect unless the Merger contemplated by the Merger Agreement is consummated and the Executive is employed by Merchants Bank at the Effective Time (as such term is defined in the Merger Agreement) and shall not take effect until such time.

                                       ARTICLE II
                    CONTINUED EMPLOYMENT; ADDITIONAL COMPENSATION

                  As consideration for the covenants of the Executive hereunder, the Company agrees to employ the Executive and the Executive agrees to be employed by the Company with the same salary (excluding Board of Director fees from Merchants and Merchants Bank) and substantially the same benefits as are enjoyed by the Executive currently as an employee of Merchants Bank. The Company will continue to pay to the Executive an annual bonus equal to 12.5% of his base salary, in the same manner and with the same timing as is the current practice of Merchants or, if the Company terminates that practice, it shall increase the Executive's base salary to cover the foregone bonus. In addition, the Company shall pay the Executive an additional $24,000 per year for each year that he continues as an employee of the Company. The Executive will also be eligible to participate in the Company's annual incentive plan for executives. The Company and the Executive will on the date hereof enter into a Change in Control Agreement. The Company agrees, except as otherwise provided in the Change in Control Agreement, to be bound by and honor the employment agreement dated January 25, 2000, between the Executive and Merchants (the "Employment Agreement") and the special pension benefits arrangements the Executive has with Merchants Bank, evidenced to the Executive by a letter dated August 21, 1998, (the "Special Pension Benefits"). Provided however, that the Executive agrees with the Company that his Employment Agreement is hereby amended to provide that he will serve as an Executive Vice-President of the Bank, with the additional title, "President-Merchants Division" of the Bank, reporting to the Chief Executive Officer of the Bank, and will not serve as a director of Merchants, Merchants Bank, Valley or the Bank.


                                      ARTICLE III
                               NON-COMPETITION COVENANTS

                  3.1 Non-Competition. The Executive agrees that while he is employed by the Bank and for a period of two years following his termination of employment with the Bank for any reason whatsoever (the "Two Year Post-Employment Period"), the Executive will not, directly or indirectly, as shareholder, employee, director, officer, principal or agent, or in any other capacity (other than on behalf of the Company and in pursuit of Company business): (i) own, manage, operate, consult with or be employed by, directly or indirectly, through a holding company or affiliate, any bank, savings bank, savings and loan, trust company or lending organization which maintains a branch office or a lending office within 25 miles of New York City, or any bank, savings bank, savings and loan, trust company or lending organization which conducts substantially all of its business over the internet, or (ii) solicit the Banking Business (as defined herein) of persons or entities who are known to the Executive to be customers of the Company or any of its subsidiaries ("Company Customers"), or encourage any Company Customers to terminate or reduce the amount of Banking Business they do with the Company or any of its subsidiaries, or (iii) solicit, induce or encourage any employee of the Bank to leave the employment of the Bank; provided, however, that this provision shall not prohibit the Executive from owning common stock of Valley (in any amount) or from owning bonds, preferred stock or up to two percent (2%) of the outstanding common shares of any such institution or its parent holding company if the shares of the parent holding company or of the institution are publicly traded. "Banking Business" means the traditional depository and loan relationships between banks and their customers and shall not include ancillary businesses such as the sale of mutual funds or life insurance products. Commencing with the fourth anniversary of the date of the execution of this Agreement, the Two Year Post-Employment Period shall be reduced to one year. If at any time while Executive remains employed by the Bank (i) there is a Change in Control, as that term is defined in the Valley National Bancorp 1999 Long-Term Stock Incentive Plan, (the "Plan"), as interpreted by the Valley National Bancorp Board of Directors in connection with the Plan, and (ii) within 6 months after the date on which the Change in Control occurs, the Executive's employment with the Bank is terminated for any reason other than for Cause , as that term is defined in the Plan, the covenants not to compete contained in this
Section 3.1 shall terminate on the same day as the termination of Executive's employment.

                  3.2 Reasonableness of Restraints. Executive acknowledges that he has carefully read and considered all of the terms and conditions of the foregoing covenants in Section 3.1, including the restraints imposed upon him thereby, the Executive agrees that such restraints are necessary for the reasonable and proper protection of Valley and the Bank and that such restraints are reasonable with respect to subject matter, length of time and area covered. However, both the Company and the Executive agree that if a court finds this agreement unenforceable due to restrictions unreasonable in scope, duration or geographical area, then such court may reform this agreement so that the restrictions in it are reasonable and this agreement is enforceable.

                  3.3 Specific Performance. In the event of an actual or threatened breach by Executive of any of the covenants contained in Section 3.1, it is agreed that the remedies at law of Valley and the Bank would be inadequate and Valley and the Bank and their respective successors shall be entitled to injunctive relief restraining Executive from committing or attempting such breach. The remedy set forth in this Section 3.3 shall be in addition to any other remedies available to Valley and the Bank for such breach or threatened breach.

                  3.4 Jurisdiction. Executive consents to and agrees to the exclusive jurisdiction of the courts of New Jersey with respect to the enforcement of these provisions.

                  3.5 Survival. This Article II shall survive the termination or expiration of the Term of this Agreement.

                                      ARTICLE IV
                                     MISCELLANEOUS

                4.1 Changes. This Agreement may not be modified, changed, amended, or altered except in a writing signed by the Executive and by the Chief Executive Officer of Valley.

                  4.2 Notices. All notices given or required to be given herein shall be in writing and be hand-delivered or sent by United States first-class certified or registered mail, return receipt requested, postage prepaid, to the Executive at the last-known address for the Executive, and to Valley at the principal executive office for Valley (or any successor thereto), to the attention of the Chief Executive Officer. All such notices shall be effective when received or open refusal of the addressee to accept delivery. Either party by a notice in writing to the other party may change or designate the place for receipt of such notices.

                  4.3 Successors. This Agreement shall inure to the benefit of and be binding upon the Company, and its successors, including any company with or into which the Company may be consolidated or merged, and this provision shall apply in the event of any subsequent merger or consolidation.

                  4.4 Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the matters contemplated hereby, and supersedes all prior negotiations, arrangements or understandings, written or oral, with respect thereto.

                  4.5 Governing Law. This Agreement shall be governed in all respects and be interpreted by and under the laws of the State of New Jersey, without reference to the conflict of laws provisions of the State of New Jersey.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date and year first written above.

ATTEST:                                     VALLEY NATIONAL BANCORP


By: _________________________               By: _____/s/ Gerald H. Lipkin

ATTEST:                                     VALLEY NATIONAL BANK


By: ________________________                By: _____/s/ Gerald H. Lipkin

WITNESS:

__/s/ Spencer B. Witty___________           ________/s/ James G. Lawrence

                                                            Exhibit (10) A-3


                                 EMPLOYMENT CONTINUATION AND
                                   NON-COMPETITION AGREEMENT

                                         BY AND BETWEEN


                                        WILLIAM J. CARDEW


                                    VALLEY NATIONAL BANCORP,
                                   a New Jersey Corporation

                                              and

                                      VALLEY NATIONAL BANK,
                                         a national bank

                                  DATED:  As of September 5, 2000

                                  EMPLOYMENT CONTINUATION AND
                                    NON-COMPETITION AGREEMENT


                  THIS EMPLOYMENT CONTINUATION AND NON-COMPETITION AGREEMENT (this "Agreement"), is entered into as of September 5, 2000 by and among Valley Bancorp, a New Jersey corporation ("Valley"), Valley National Bank, a national bank (the "Bank"), (Valley and the Bank are jointly hereinafter referred to as the "Company") and William J. Cardew (hereinafter referred to as the "Executive").

                                       BACKGROUND

                  WHEREAS, the Executive is currently employed by The Merchants Bank of New York ("Merchants Bank") and Merchants New York Bancorp, Inc. ("Merchants"); and

                  WHEREAS, Valley and the Bank have entered into an Agreement and Plan of Merger, dated September 5, 2000 (the "Merger Agreement") pursuant to which Merchants will be merged into Valley and Merchants Bank will be merged into the Bank, and the Executive will become an employee of the Bank;

                  WHEREAS, the Boards of Directors of the Bank and Valley each are of the opinion that it would be of substantial value to the Company to continue the employment of the Executive and obtain from the Executive covenants not to compete during the term of his employment by Valley and for a period of up to two (2) years thereafter; and

                  WHEREAS, to achieve such a goal, the Boards of Directors of the Company and the Executive have agreed to enter into this Agreement;

                  NOW, THEREFORE, for good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby, agree as follows:

                                         ARTICLE I
                                     TERM OF AGREEMENT

                  The term of this Agreement shall commence on the date hereof and shall terminate on the date which is two (2) years following the termination (for any reason whatsoever) of Executive's employment with the Company (hereinafter the "Term"), unless this Agreement expressly provides for a shorter period. Notwithstanding the foregoing, this Agreement shall be void and of no force and effect unless the Merger contemplated by the Merger Agreement is consummated and the Executive is employed by Merchants Bank at the Effective Time (as such term is defined in the Merger Agreement) and shall not take effect until such time.

                                         ARTICLE II
                      CONTINUED EMPLOYMENT; ADDITIONAL COMPENSATION

                  As consideration for the covenants of the Executive hereunder, the Company agrees to employ the Executive and the Executive agrees to be employed by the Company, through May 1, 2003, with the same salary (excluding Board of Director fees from Merchants and Merchants Bank) and substantially the same benefits as are enjoyed by the Executive currently as an employee of Merchants Bank. The Company shall pay to the Executive an annual bonus equal to 12.5% of his base salary, in the same manner and with the same timing as is the current practice of Merchants or, if the Company terminates that practice, it shall increase the Executive's base salary to cover the foregone bonus. In addition, the Company shall pay the Executive an additional $24,000 per year for each year that he continues as an employee of the Company. The Executive shall also be eligible to participate in the Company's annual incentive plan for executives. The Company agrees to be bound by and honor the employment agreement dated January 31, 2000, between the Executive and Merchants (the "Employment Agreement"); provided however, that the Executive agrees with the Company that his Employment Agreement is hereby amended to provide that he will serve as a First Senior Vice-President of the Bank, with the additional title, "Vice Chairman, Merchants Division" of the Bank, and will not serve as a director of Merchants, Merchants Bank, Valley or the Bank. The Company's obligation to employ and compensate the Executive shall cease if he dies, is permanently disabled or is removed for "cause," as defined in the Employment Agreement.

                                        ARTICLE III
                                  NON-COMPETITION COVENANTS

                  3.1 Non-Competition. The Executive agrees that while he is employed by the Bank and for a period of two years following his termination of employment with the Bank for any reason whatsoever (the "Two Year Post-Employment Period"), the Executive will not, directly or indirectly, as shareholder, employee, director, officer, principal or agent, or in any other capacity (other than on behalf of the Company and in pursuit of
 Company business): (i) own, manage, operate, consult with or be employed by, directly or indirectly, through a holding company or affiliate, any bank, savings bank, savings and loan, trust company or lending organization which maintains a branch office or a lending office within 25 miles of New York City, or any bank, savings bank, savings and loan, trust company or lending organization which conducts substantially all of its business over the internet, or (ii) solicit the Banking Business (as defined herein) of persons or entities who are known to the Executive to be customers of the Company or any of its subsidiaries ("Company Customers"), or encourage any Company Customers to terminate or reduce the amount of Banking Business they do with the Company or any of its subsidiaries, or (iii) solicit, induce or encourage any employee of the Bank to leave the employment of the Bank; provided, however, that this provision shall not prohibit the Executive from owning common stock of Valley (in any amount) or from owning bonds, preferred stock or up to two percent (2%) of the outstanding common shares of any such institution or its parent holding company if the shares of the parent holding company or of the institution are publicly traded. "Banking Business" means the traditional depository and loan relationships between banks and their customers and shall not include ancillary businesses such as the sale of mutual funds or life insurance products. If at any time while Executive remains employed by the Bank (i) there is a Change in Control, as that term is defined in the Valley National Bancorp 1999 Long-Term
Stock Incentive Plan, (the "Plan"), as interpreted by the Valley National Bancorp Board of Directors in connection with the Plan, and (ii) within 6 months after the date on which the Change in Control occurs, the Executive's employment with the Bank is terminated for any reason other than for Cause, as that term is defined in the Plan, the covenants not to compete contained in this Section 3.1 shall terminate on the same day as the termination of Executive's employment.

                  3.2 Reasonableness of Restraints. Executive acknowledges that he has carefully read and considered all of the terms and conditions of the foregoing covenants in Section 3.1, including the restraints imposed upon him thereby, the Executive agrees that such restraints are necessary for the reasonable and proper protection of Valley and the Bank and that such restraints are reasonable with respect to subject matter, length of time and area covered. However, both the Company and the Executive agree that if a court finds this agreement unenforceable due to restrictions unreasonable in scope, duration or geographical area, then such court may reform this agreement so that the restrictions in it are reasonable and this agreement is enforceable.

                  3.3 Specific Performance. In the event of an actual or threatened breach by Executive of any of the covenants contained in Section 3.1, it is agreed that the remedies at law of Valley and the Bank would be inadequate and Valley and the Bank and their respective successors shall be entitled to injunctive relief restraining Executive from committing or attempting such breach. The remedy set forth in this Section 3.3 shall be in addition to any other remedies available to Valley and the Bank for such breach or threatened breach.

                  3.4 Jurisdiction. Executive consents to and agrees to the exclusive jurisdiction of the courts of New Jersey with respect to the enforcement of these provisions.

                  3.5 Survival. This Article II shall survive the termination or expiration of the Term of this Agreement.


                                     ARTICLE IV
                                    MISCELLANEOUS

                  4.1 Changes. This Agreement may not be modified, changed, amended, or altered except in a writing signed by the Executive and by the Chief Executive Officer of Valley.

                  4.2 Notices. All notices given or required to be given herein shall be in writing and be hand-delivered or sent by United States first-class certified or registered mail, return receipt requested, postage prepaid, to the Executive at the last-known address for the Executive, and to Valley at the principal executive office for Valley (or any successor thereto), to the attention of the Chief Executive Officer. All such notices shall be effective when received or open refusal of the addressee to accept delivery. Either party by a notice in writing to the other party may change or designate the place for receipt of such notices.

                  4.3 Successors. This Agreement shall inure to the benefit of and be binding upon the Company, and its successors, including any company with or into which the Company may be consolidated or merged, and this provision shall apply in the event of any subsequent merger or consolidation.

                  4.4 Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the matters contemplated hereby, and supersedes all prior negotiations, arrangements or understandings, written or oral, with respect thereto.

                  4.5 Governing Law. This Agreement shall be governed in all respects and be interpreted by and under the laws of the State of New Jersey, without reference to the conflict of laws provisions of the State of New Jersey.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date and year first written above.

ATTEST:                                     VALLEY NATIONAL BANCORP


By: __/s/ Peter Southway________            By: ____/s/ Gerald H. Lipkin________

ATTEST:                                     VALLEY NATIONAL BANK


By: __/s/ Peter Southway________            By: ____/s/ Gerald H. Lipkin________

WITNESS:

_/s/ Robinson Markel___________             _______/s/ William J. Cardew_______
                                                     WILLIAM J. CARDEW

                                                         Exhibit (10) A-4

                            EMPLOYMENT CONTINUATION AND
                             NON-COMPETITION AGREEMENT

                                   BY AND BETWEEN


                                   ERIC W. GOULD


                               VALLEY NATIONAL BANCORP,
                              a New Jersey Corporation

                                        and

                                 VALLEY NATIONAL BANK,
                                   a national bank

                         DATED:  As of September 5, 2000

                              EMPLOYMENT CONTINUATION AND
                               NON-COMPETITION AGREEMENT


                  THIS EMPLOYMENT CONTINUATION AND NON-COMPETITION AGREEMENT (this "Agreement"), is entered into as of September 5, 2000 by and among Valley Bancorp, a New Jersey corporation ("Valley"), Valley National Bank, a national bank (the "Bank"), (Valley and the Bank are jointly hereinafter referred to as the "Company") and Eric W. Gould (hereinafter referred to as the "Executive").

                                          BACKGROUND
                  WHEREAS, the Executive is currently employed by The Merchants Bank of New York ("Merchants Bank") and Merchants New York Bancorp, Inc. ("Merchants"); and

                  WHEREAS, Valley and the Bank have entered into an Agreement and Plan of Merger, dated September 5, 2000 (the "Merger Agreement") pursuant to which Merchants will be merged into Valley and Merchants Bank will be merged into the Bank, and the Executive will become an employee of the Bank;

                  WHEREAS, the Boards of Directors of the Bank and Valley each are of the opinion that it would be of substantial value to the Company to continue the employment of the Executive and obtain from the Executive covenants not to compete during the term of his employment by Valley and for a period of up to two (2) years thereafter; and

                  WHEREAS, to achieve such a goal, the Boards of Directors of the Company and the Executive have agreed to enter into this Agreement;

                  NOW, THEREFORE, for good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby, agree as follows:

                                       ARTICLE I
                                   TERM OF AGREEMENT

                  The term of this Agreement shall commence on the date hereof and shall terminate on the date which is two (2) years following the termination (for any reason whatsoever) of Executive's employment with the Company (hereinafter the "Term"), unless this Agreement expressly provides for a shorter period. Notwithstanding the foregoing, this Agreement shall be void and of no force and effect unless the Merger contemplated by the Merger Agreement is consummated and the Executive is employed by Merchants Bank at the Effective Time (as such term is defined in the Merger Agreement) and shall not take effect until such time.

                                       ARTICLE II
                       CONTINUED EMPLOYMENT; ADDITIONAL COMPENSATION

                  As consideration for the covenants of the Executive hereunder, the Company agrees to employ the Executive for two years and the Executive agrees to be employed by the Company with the same salary
(excluding Board of Director fees from Merchants and Merchants Bank) and substantially the same benefits as are enjoyed by the Executive currently as an employee of Merchants Bank. The Company shall pay to the Executive an annual bonus equal to 12.5% of his base salary, in the same manner and with the same timing as is the current practice of Merchants or, if the Company terminates that practice, it shall increase the Executive's base salary to cover the foregone bonus. In addition, the Company shall pay the Executive an additional $45,000 per year for each year that he continues as an employee of the Company. The Executive shall also be eligible to participate in the Company's annual incentive plan for executives. The Executive agrees with the Company that he will serve as a First Senior Vice-President of the Bank, and will not serve as a director of Merchants, Merchants Bank, Valley or the Bank. The Company's obligation to employ and compensate the executive shall cease if he dies, or is currently disabled, or is terminated for cause as defined in the Company's employee manual.

                                     ARTICLE III
                              NON-COMPETITION COVENANTS

                  3.1 Non-Competition. The Executive agrees that while he is employed by the Bank and for a period of two years following his termination of employment with the Bank for any reason whatsoever (the "Two Year Post-Employment Period"), the Executive will not, directly or indirectly, as shareholder, employee, director, officer, principal or agent, or in any other capacity (other than on behalf of the Company and in pursuit of Company business): (i) own, manage, operate, consult with or be employed by, directly or indirectly, through a holding company or affiliate, any bank, savings bank, savings and loan, trust company or lending organization which maintains a branch office or a lending office within 25 miles of New York City, or any bank, savings bank, savings and loan, trust company or lending organization which conducts substantially all of its business over the internet, or (ii) solicit the Banking Business (as defined herein) of persons or entities who are known to the Executive to be customers of the Company or any of its subsidiaries ("Company Customers"), or encourage any Company Customers to terminate or reduce the amount of Banking Business they do with the Company or any of its subsidiaries, or (iii) solicit, induce or encourage any employee of the Bank to leave the employment of the Bank; provided, however, that this provision shall not prohibit the Executive from owning common stock of Valley (in any amount) or from owning bonds, preferred stock or up to two percent (2%) of the outstanding common shares of any such institution or its parent holding company if the shares of the parent holding company or of the institution are publicly traded. "Banking Business" means the traditional depository and loan relationships between banks and their customers and shall not include ancillary businesses such as the sale of mutual funds or life insurance products. Commencing on April 30, 2003, the Two Year Post-Employment
Period shall be reduced to one year. If at any time while Executive remains employed by the Bank (i) there is a Change in Control, as that term is defined in the Valley National Bancorp 1999 Long-Term Stock Incentive Plan, (the "Plan"), as interpreted by the Valley National Bancorp Board of Directors in connection with the Plan, and (ii) within 6 months after the date on which the Change in Control occurs, the Executive's employment with the Bank is terminated for any reason other than for Cause , as that term is defined in the Plan, the covenants not to compete contained in this Section
3.1 shall terminate on the same day as the termination of Executive's employment.

                  3.2 Reasonableness of Restraints. Executive acknowledges that he has carefully read and considered all of the terms and conditions of the foregoing covenants in Section 3.1, including the restraints imposed upon him thereby, the Executive agrees that such restraints are necessary for the reasonable and proper protection of Valley and the Bank and that such restraints are reasonable with respect to subject matter, length of time and area covered. However, both the Company and the Executive agree that if a court finds this agreement unenforceable due to restrictions unreasonable in scope, duration or geographical area, then such court may reform this agreement so that the restrictions in it are reasonable and this agreement is enforceable.

                  3.3 Specific Performance. In the event of an actual or threatened breach by Executive of any of the covenants contained in Section 3.1, it is agreed that the remedies at law of Valley and the Bank would be inadequate and Valley and the Bank and their respective successors shall be entitled to injunctive relief restraining Executive from committing or attempting such breach. The remedy set forth in this Section 3.3 shall be in addition to any other remedies available to Valley and the Bank for such breach or threatened breach.

                  3.4 Jurisdiction. Executive consents to and agrees to the exclusive jurisdiction of the courts of New Jersey with respect to the enforcement of these provisions.

                  3.5 Survival. This Article II shall survive the termination or expiration of the Term of this Agreement.

                                        ARTICLE IV
                                      MISCELLANEOUS

                  4.1 Changes. This Agreement may not be modified, changed, amended, or altered except in a writing signed by the Executive and by the Chief Executive Officer of Valley.

                  4.2 Notices. All notices given or required to be given herein shall be in writing and be hand-delivered or sent by United States first-class certified or registered mail, return receipt requested, postage prepaid, to the Executive at the last-known address for the Executive, and to Valley at the principal executive office for Valley (or any successor thereto), to the attention of the Chief Executive Officer. All such notices shall be effective when received or open refusal of the addressee to accept delivery. Either party by a notice in writing to the other party may change or designate the place for receipt of such notices.

                  4.3 Successors. This Agreement shall inure to the benefit of and be binding upon the Company, and its successors, including any company with or into which the Company may be consolidated or merged, and this provision shall apply in the event of any subsequent merger or consolidation.

                  4.4 Entire Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the matters contemplated hereby, and supersedes all prior negotiations, arrangements or understandings, written or oral, with respect thereto.

                  4.5 Governing Law. This Agreement shall be governed in all respects and be interpreted by and under the laws of the State of New Jersey, without reference to the conflict of laws provisions of the State of New Jersey.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date and year first written above.

ATTEST:                                     VALLEY NATIONAL BANCORP


By: ___/s/ Peter Southway_______            By: ____/s/ Gerald H. Lipkin ______

ATTEST:                                     VALLEY NATIONAL BANK


By: ___/s/ Peter Southway        __         By: ____/s/ Gerald H. Lipkin ______

WITNESS:

___/s/ Spencer B. Witty__________           _______/s/ Eric W. Gould___________
                                                     ERIC W. GOULD

                                                              Exhibit (10) B

                             CHANGE-IN-CONTROL AGREEMENT
                              (Executive Vice President)


                  THIS EMPLOYMENT AGREEMENT (the "Agreement"), is made as of this 5th day of September, 2000 among VALLEY NATIONAL BANK ("Bank"), a national banking association with its principal office at 1455 Valley Road, Wayne, New Jersey, VALLEY NATIONAL BANCORP ("Valley"), a New Jersey Corporation which maintains its principal office at 1445 Valley Road, Wayne, New Jersey (Valley and the Bank collectively are the "Company") and James G. Lawrence (the "Executive").

                                       BACKGROUND

                  WHEREAS, the Executive entered into an Employment Agreement with Merchants New York Bancorp, Inc. ("Merchants") dated January 25, 2000 (the "Employment Agreement") pursuant to which he works for Merchants and The Merchants Bank of New York ("Merchants Bank");

                  WHEREAS, Valley and the Bank have entered into an Agreement and Plan of Merger (the "Merger Agreement") with Merchants and Merchants Bank pursuant to which Merchants will be merged into Valley, and Merchants Bank will be merged into The Bank, and Executive will become an Executive of the Bank upon the closing of the transactions contemplated by the Merger Agreement;

                  WHEREAS, the Executive has been continuously employed by Merchants Bank for many years;

                  WHEREAS, the Executive throughout his tenure has worked diligently in his position in the business of Merchants and Merchants Bank and is expected to work for the Bank;

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

                           Definitions

a.         Base Salary.  "Base  Salary",  as used in Section 9 hereof,  means the annual cash base salary (excluding any bonus and the value of any fringe benefits) paid to the Executive at the time of the termination of employment unless such amount has been reduced after a Change in Control, in which case such amount shall be the highest annual base salary in effect during the shorter of 18 months prior to the Change in Control or the period he was working for the Bank (excluding any period he worked for Merchants and Merchants Bank).

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

e.         Exchange Act.  "Exchange Act" means the Securities Exchange Act of
                           1934, as amended.

f.         Good Reason.  When used with reference to a voluntary  termination by Executive of his employment with the Company, "Good Reason" shall mean any of the following, if taken without Executive's express written consent:

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

g.         Subsidiary.  "Subsidiary"  means any  corporation in an unbroken chain of corporations, beginning with Valley, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

2.                Employment.  The Company hereby agrees to employ the
                           Executive, and the Executive hereby accepts employment, during the Contract Period upon the terms and conditions set forth herein.

3.                Position.  During the Contract  Period the Executive shall be employed as an Executive Vice President of the Bank, or such other corporate or divisional profit center as shall then be the principal successor to the business, assets and properties of the Company, with substantially the same title and the same duties and responsibilities as before the Change in Control. The Executive shall devote his full time and attention to the business of the Company, and shall not during the Contract Period be engaged in any other business activity. This paragraph shall not be construed as preventing the Executive from managing any investments of his which do not require any service on his part in the operation of such investments.

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

b.         Benefit  Equalization  Plan.  During the Contract  Period,  if the
                           Executive was entitled to benefits under the Company's Benefit Equalization Plan ("BEP") prior to the Change in Control, the Executive shall be entitled to continued benefits under the BEP after the Change in Control and such BEP may not be modified to reduce or eliminate such benefits during the Contract Period.

c.         Club  Membership and  Automobile.  If prior to the Change in
                           Control, the Executive was entitled to membership in a country club and/or the use of an automobile, he shall be entitled to the same membership and/or use of an automobile at least comparable to the automobile provided to him prior to the Change in Control.

d.         Other  Benefits.  The Executive  also shall be entitled to vacations and sick days, in accordance with the practices and procedures of the Company, as such existed immediately prior to the Change in Control. During the Contract Period, the Executive also shall be entitled to hospital, health, medical and life insurance, and any other benefits enjoyed, from time to time, by senior officers of the Company, all upon terms as favorable as those enjoyed by other senior officers of the Company. Notwithstanding anything in this paragraph 5(d) to the contrary, if the Company adopts any change in the benefits provided for senior officers of the Company, and such policy is uniformly applied to all officers of the Company (and any successor or acquiror of the Company, if any), including the chief executive officer of such entities, then no such change shall be deemed to be contrary to this paragraph.

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

9.                Termination  Without Cause or  Resignation  for Good Reason.
                           The Company may terminate the Executive without Cause during the Contract Period by written notice to the Executive providing four weeks notice. The Executive may resign for Good Reason during the Contract Period upon four weeks' written notice to the Company specifying facts and circumstances claimed to support the Good Reason. The Executive shall be entitled to give a Notice of Termination that his or her employment is being terminated for Good Reason at any time during the Contract Period, not later than twelve months after any occurrence of an event stated to constitute Good Reason. If the Company terminates the Executive's employment during the Contract Period without Cause or if the Executive Resigns for Good Reason, the Company shall, subject to section 12 hereof:

a.         Within  20  business  days of the  termination  of  employment  pay the Executive a lump sum equal to three (3) times the Executive's Base Salary; and

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

13.               Term and Effect Prior to Change in Control.

a.         Term.  This  Agreement  shall  commence  on the date  hereof  and shall remain in effect for a period of 3 years from the Effective Time (as such term is defined in the Merger Agreement) (the "Initial Term") or until the end of the Contract Period, whichever is later. Notwithstanding the foregoing, this Agreement shall be void and of no force and effect unless the Merger contemplated by the Merger Agreement is consummated and the
                           Executive is employed by Merchants Bank at the Effective Time and shall not take effect until such time. The Initial Term shall be automatically extended for an additional one year period on the anniversary date hereof (so that the Initial Term is always 3 years) unless, prior to a Change in Control, the Chief Executive Officer of the Bank notifies the Executive in writing at any time that the Contract is not so extended, in which case the Initial Term shall end upon the later of (i) 3 years after the date hereof, or
                           (ii) nine months after the date of such written notice. Notwithstanding anything to the contrary contained herein, the Initial Term shall cease when the Executive attains age 65.

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

14.        Severance Compensation and Benefits Not in Derogation of Other
                           Benefits, Employment Agreement.

a.         Anything to the contrary herein contained  notwithstanding,  the payment or obligation to pay any monies, or granting of any benefits, rights or privileges to Executive as provided in this Agreement shall not be in lieu or derogation of the rights and privileges that the Executive now has or will have under any plans or programs of or agreements with the Company, except that if the Executive received any payment hereunder, he shall not be entitled to any payment under the Company's severance policy for officers and directors and if he elects to have this Agreement be applicable under paragraph b below then he shall not be entitled to any payment under his Employment Agreement.

b.         Valley  shall give  written  notice of a Change in  Control to
                           Executive within 30 days of the occurrence of a Change in Control. Executive shall elect by written notice to Valley given within 60 days after receipt by him of such written notice from Valley whether his continued employment shall be governed by this Agreement or his Employment
                           Agreement.   Anything  to  the  contrary  in  this
                           Agreement  or  his   Employment   Agreement
                           notwithstanding, the employment terms of the Executive shall be governed by his election. Valley and Executive shall treat this Change in Control Agreement as applicable and the Employment Agreement as being terminated and of no further force and effect if the Executive elects to have this Change in Control Agreement be applicable.
                           If the Executive elects to have the Employment Agreement applicable then this Change in Control Agreement shall be of no further force and effect. If the Executive fails to give Valley written notice of his election within the applicable 60 day period then this Change in Control Agreement shall apply and the Employment Agreement shall be of no further force and effect.

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

ATTEST:                                     VALLEY NATIONAL BANCORP


__/s/ Peter Southway_____________                  By: /s/ Gerald H. Lipkin
                           , Secretary             Gerald H. Lipkin, Chairman
                                                   and Chief Executive Officer

ATTEST:                                     VALLEY NATIONAL BANK


__/s/ Peter Southway_____________                  By: /s/ Gerald H. Lipkin
                           , Secretary             Gerald H. Lipkin, Chairman
                                                   and Chief Executive Officer

WITNESS:

__/s/ Spency B. Witty_____________                  /s/ James G. Lawrence
                                                   James G. Lawrence, Executive