Form 10-Q
period 2001-06-30
VALLEY NATIONAL BANCORP
filed 2001-08-14
CIK 714310

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.20549
                                -----------------
                                   FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2001

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

Common Stock (no par value), of which 78,251,943 shares were outstanding as of August 8, 2001.

                                      TABLE OF CONTENTS

                                                                   Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
                  Consolidated Statements of Financial Condition (Unaudited)
                     June 30, 2001 and December 31, 2000                    3

                  Consolidated Statements of Income (Unaudited)
                     Six and Three Months Ended June 30, 2001 and 2000      4

                  Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2001 and 2000                5

                  Notes to Consolidated Financial Statements (Unaudited)    6

Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                         25

PART II  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders            26

Item 6.      Exhibits and Reports on Form 8-K                               27


             SIGNATURES                                                     28

                                     PART I

Item 1.  Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except per share data)

                                                                                June 30,           December 31,
                                                                                  2001                 2000
Assets
Cash and due from banks                                                           $  198,177        $ 239,105
Federal funds sold                                                                   144,000           85,000
Investment securities held to maturity, fair value of  $421,573
   and $543,034 in 2001 and 2000, respectively                                       443,447          577,450
Investment securities available for sale                                           1,988,126        1,626,086
Loans                                                                              5,163,194        5,171,183
Loans held for sale                                                                   33,124           17,927
Total loans                                                                        5,196,318        5,189,110
Less: Allowance for loan losses                                                     (61,996)         (61,995)
Net loans                                                                          5,134,322        5,127,115
Premises and equipment, net                                                           90,730           91,215
Accrued interest receivable                                                           47,354           49,870
Other assets                                                                          79,997          104,338
       Total assets                                                              $ 8,126,153       $7,900,179

Liabilities
Deposits:
   Non-interest bearing                                                          $ 1,299,730       $1,344,802
   Interest bearing:
     Savings                                                                       2,422,931        2,287,793
     Time                                                                          2,473,518        2,504,233
          Total deposits                                                           6,196,179        6,136,828
Short-term borrowings                                                                192,511          426,014
Long-term debt                                                                       949,768          591,808
Accrued expenses and other liabilities                                                92,289
                                                                                                       89,547
          Total liabilities                                                        7,430,747        7,244,197

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares;
   none issued                                                                             -                -
Common stock, no par value, authorized 113,953,711
   shares; issued 78,176,866 shares in 2001 and
   74,792,815 shares in 2000                                                          33,316           32,015
Surplus                                                                              405,336          321,970
Retained earnings                                                                    245,994          317,855
Unallocated common stock held by employee benefit plan                                 (686)            (775)
Accumulated other comprehensive income (loss)                                         11,446          (2,307)
                                                                                     695,406          668,758
Treasury stock, at cost ( 0 shares in 2001 and
   502,471 shares in 2000)
                                                                                           -         (12,776)
     Total shareholders' equity                                                      695,406          655,982
          Total liabilities and shareholders' equity                              $8,126,153      $ 7,900,179
  See accompanying notes to consolidated financial statements.



VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)
                                                                              Six Months Ended            Three Months Ended

                                                                                 June 30,                     June 30,
                                                                            2001          2000           2001           2000
  Interest Income
  Interest and fees on loans                                               $ 204,423     $ 204,159       $ 100,090     $ 103,731
  Interest and dividends on  investment securities:
       Taxable                                                                69,189        63,526          34,540        31,654
       Tax-exempt                                                              5,252         5,979           2,633         3,006
       Dividends                                                               2,383         2,766           1,421         1,485
  Interest on federal funds sold and other short-term investments              3,362         2,141           1,723         1,007
       Total interest income                                                 284,609       278,571         140,407       140,883
  Interest Expense
  Interest on deposits:
       Savings deposits                                                       26,493        28,756          12,688        14,416
       Time deposits                                                          64,007        63,367          30,159        32,432
  Interest on short-term borrowings                                            8,007        12,180           2,246         6,706
  Interest on long-term debt                                                  22,448        17,372          12,685         8,925
       Total interest expense                                                120,955       121,675          57,778        62,479
  Net Interest Income                                                        163,654       156,896          82,629        78,404
  Provision for loan losses                                                    4,935         5,325           2,835         2,875
  Net Interest Income after Provision for Loan Losses                        158,719       151,571          79,794        75,529
  Non-Interest Income
  Trust and investment services                                                2,408         1,502           1,197           783
  Service charges on deposit accounts                                          9,250         8,752           4,702         4,754
  Gains on securities transactions, net                                          979             -             816             -
  Fees from loan servicing                                                     5,506         5,512           2,821         2,782
  Credit card fee income                                                       1,929         4,053             932         2,103
  Gains on sales of loans, net                                                 7,523         1,349           1,886           584
  Other                                                                        6,830         7,372           3,388         4,128
       Total non-interest income                                              34,425        28,540          15,742        15,134
  Non-Interest Expense
  Salary expense                                                              38,996        36,495          19,548        18,071
  Employee benefit expense                                                     9,544         8,555           4,686         4,465
  FDIC insurance premiums                                                        584           626             292           313
  Occupancy and equipment expense                                             15,381        12,434           7,544         6,365
  Credit card expense                                                            905         2,575             279         1,343
  Amortization of intangible assets                                            3,942         3,636           2,124         1,949
  Advertising                                                                  2,308         2,281           1,513         1,321
  Merger-related charges                                                       9,017             -               -             -
  Other                                                                       14,976        15,944           7,712         7,872
       Total non-interest expense                                             95,653        82,546          43,698        41,699
  Income Before Income Taxes                                                  97,491        97,565          51,838        48,964
  Income tax expense                                                          34,369        32,955          17,279        16,347
  Net Income                                                                $ 63,122      $ 64,610        $ 34,559      $ 32,617
  Earnings Per Share:
       Basic                                                                 $  0.81       $  0.81         $  0.44       $  0.42
       Diluted                                                               $  0.80       $  0.81         $  0.44       $  0.41
  Weighted Average Number of Shares Outstanding:
       Basic                                                              77,986,967    79,313,077      78,038,165    78,535,472
       Diluted                                                            78,413,419    79,964,241      78,456,073    79,233,185
See accompanying notes to consolidated financial statements.



VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     2001                         2000
Cash flows from operating activities:
   Net income                                                                         $  63,122                      $ 64,610
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                       9,320                         7,458
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                                                  1,061                           616
      Provision for loan losses                                                           4,935                         5,325
      Net amortization of premiums and accretion of discounts                             3,436                         1,988
      Net gains on securities transactions                                                (979)                             -
      Proceeds from sales of loans                                                       92,119                        25,983
      Gain on sales of loans                                                            (7,523)                       (1,349)
      Originations of loans held for sale                                              (99,793)                      (23,888)
      Net decrease (increase) in accrued interest receivable
           and other assets                                                              26,977                          (43)
      Net decrease in accrued expenses and other liabilities                           (11,461)                      (13,614)
      Net cash provided by operating activities                                          81,214                        67,086
Cash flows from investing activities:
      Purchases and originations of mortgage servicing rights                           (3,632)                         (782)
      Proceeds from sales of investment securities available for sale                   142,293                             -
      Proceeds from maturing investment securities available for sale                   283,136                       175,545
      Purchases of investment securities available for sale                           (653,977)                      (39,545)
      Purchases of investment securities held to maturity                               (5,659)                      (80,260)
      Proceeds from maturing investment securities held to maturity                      26,645                        30,472
      Net (increase) decrease in federal funds sold and other
           short-term investments                                                      (59,000)                       136,000
      Net decrease(increase) in loans made to customers                                  3,055                     (122,111)
      Purchases of premises and equipment, net of sales                                 (4,893)                       (4,016)
      Net cash (used in) provided by investing activities                             (272,032)                        95,303
Cash flows from financing activities:
      Net increase (decrease) in deposits                                                59,351                      (64,930)
      Net decrease in short-term borrowings                                           (233,503)                      (12,306)
      Advances of long-term debt                                                       410,000                        30,000
      Repayments of long-term debt                                                     (52,040)                       (3,036)
      Dividends paid to common shareholders                                            (34,938)                      (35,677)
      Addition of common shares to treasury                                                   -                      (63,114)
      Common stock issued, net of cancellations                                           1,020                         1,316
      Net cash provided by (used in) financing activities                               149,890                     (147,747)
      Net (decrease) increase in cash and cash equivalents                             (40,928)                        14,642
      Cash and cash equivalents at January 1                                            239,105                       194,502
      Cash and cash equivalents at June 30                                            $ 198,177                     $ 209,144
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest on deposits
          and borrowings                                                               $119,279                     $ 121,326
       Cash paid during the period for federal and state income taxes                    19,988                        34,005
       Transfer of securities from held to maturity to available for  sale              162,433                             -
       Transfer of securities from available for sale to held to maturity                50,044                             -
See accompanying notes to consolidated financial statements.



                                  VALLEY NATIONAL BANCORP
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

1.       Consolidated Financial Statements

         The Consolidated Statements of Financial Condition as of June 30, 2001 and December 31, 2000, the Consolidated Statements of Income for the six and three month periods ended June 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the financial statements and notes thereto included in Valley's December 31, 2000 Annual Report to Shareholders. Certain prior period amounts have been reclassified to conform to 2001 financial presentations. The consolidated financial statements of Valley have been restated to include Merchants New York Bancorp, Inc. (Merchants), acquired January 19, 2001 using the pooling of interests method of accounting.


2.       Earnings Per Share

Earnings per share ("EPS") amounts and weighted average shares outstanding have been restated to reflect the 5 percent stock dividend declared April 4, 2001 to shareholders of record on May 4, 2001 and issued May 18, 2001.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the six and three months ended June 30, 2001 and 2000.


                                                      Six Months Ended                      Three Months Ended
                                                          June 30,                               June 30,

                                                   2001               2000               2001                2000
                                                               (in thousands, except per share data)

Net income                                          $ 63,122           $ 64,610           $ 34,559            $ 32,617

Basic weighted-average number of
shares outstanding                                77,986,967         79,313,077         78,038,165          78,535,472

Plus:   Common stock equivalents                     426,452            651,164            417,908             697,713

Diluted weighted-average number
of shares outstanding                             78,413,419         79,964,241         78,456,073          79,233,185

Earnings per share:
     Basic                                          $   0.81           $   0.81           $   0.44            $   0.42
     Diluted                                            0.80               0.81               0.44                0.41


Common stock equivalents for both the six and three months ended June 30, 2001 exclude 302 thousand common stock options, because the exercise prices exceeded the average market value. For the six and three months ended June 30, 2000, 512 thousand and 267 thousand common stock options, respectively, were excluded from common stock equivalents because the exercise prices exceeded the average market value.

3.       Recent Developments

In late June Valley began operations of Valley Commercial Capital, LLC, a new leasing company, which offers both commercial equipment leases and financing for general aviation aircraft. This transaction involved the purchase of approximately $44 million of small aircraft loans.

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


                                                           Six Months Ended               Three Months Ended
                                                             June 30, 2000                  June 30, 2000
                                                                            (in thousands)
Net  interest  income  after  provision  for loan
losses:
     Valley                                                             $124,532                         $61,711
     Merchants                                                            27,039                          13,818
                                                                        $151,571                         $75,529
Net income:
     Valley                                                             $ 53,603                         $26,660
     Merchants                                                            11,007                           5,957
                                                                        $ 64,610                         $32,617

                                                           December 31, 2000
                                                            (in thousands)
Shareholders' Equity:
     Valley                                                             $545,074
     Merchants                                                           110,908
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

         4.       Accumulated Other Comprehensive Income (Loss)

Valley's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on securities. The following table shows the related tax effects on each component of accumulated other comprehensive income for the six and three months ended June 30, 2001 and 2000.


                                                                         Six Months Ended           Six Months Ended
                                                                           June 30, 2001             June 30, 2000
                                                                                       (in thousands)

Net income                                                                             $63,122                   $64,610

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                (72)                     (173)
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period         $14,496                    $(3,119)
     Less: reclassification adjustment for gains realized in
        net income                                                        (671)                            --
     Net unrealized gains (losses)                                                      13,825                   (3,119)
  Other comprehensive income (loss)                                                     13,753                   (3,292)
  Comprehensive income                                                                 $76,875                  $ 61,318


                                                                        Three Months Ended         Three Months Ended
                                                                           June 30, 2001             June 30, 2000
                                                                                       (in thousands)

Net income                                                                             $34,559                   $32,617

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                 273                     (160)
  Unrealized gains (losses) on securities:
     Unrealized holding losses arising during period                 $(710)                     $    (13)
     Less: reclassification adjustment for gains realized in
        net income                                                     (567)                             --
     Net unrealized losses                                                             (1,277)                      (13)
  Other comprehensive loss                                                             (1,004)                     (173)
  Comprehensive income                                                                 $33,555                  $ 32,444


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers, and sources for loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary

Net income for the six months ended June 30, 2001 was $63.1 million, or $0.80 per diluted share. These results compare with net income of $64.6 million, or $0.81 per diluted share for the same period in 2000 (2000 earnings per share amounts have been restated for the Merchants merger and earnings per share amounts have been restated to give effect to the 5 percent stock dividend issued May 18, 2001). Excluding the merger related charges net income was $70.2 million, or $0.89 per diluted share for the six months ended June 30, 2001. Annualized return on average equity decreased to 18.64 percent from 20.69 percent, while the annualized return on average assets decreased to 1.59 percent from 1.70 percent, for the six months ended June 30, 2001 and 2000, respectively. Excluding the merger related charges the annualized return on average equity increased to 20.72 percent from 20.69 percent, and the annualized return on average assets increased to 1.77 percent from 1.70 percent, for the six months ended June 30, 2001 and 2000, respectively.

Net income was $34.6 million or $0.44 per diluted share for the three month period ended June 30, 2001, compared with $32.6 million or $0.41 per diluted share for the same period in 2000.

Net Interest Income

Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $166.7 million at June 30, 2001, compared with $160.4 million for the six months ended June 30, 2000. The increase in net interest income is primarily due to loans and investment securities growing at a faster pace than deposits and borrowings for both the six months and three months ended June 30, 2001 compared to the prior year. This increase was partially mitigated by changing interest rates. Interest rates on loans and investments declined, but in a smaller amount than interest rates on deposits, short-term borrowings and long-term debt. The net interest margin remained unchanged at 4.39 percent for both the six months ended June 30, 2001 and 2000. Beginning in January 2001 the Federal Reserve decreased interest rates six times during the six months ended June 30, 2001 amounting to 275 basis points due to general weakness in the economy. Further declines in short-term interest rates are possible which may affect net interest income during the remainder of 200l.*

Average interest earning assets increased $298.2 million or 4.1 percent for the six months ended June 30, 2001 over the same period in 2000. This was mainly the result of the increases in average balances of loans of $110.0 million or 2.2 percent, taxable investments of $156.5 million or 8.0 percent and federal funds sold and other short-term investments of $65.5 million or 90.5 percent, offset partly by the decrease in average balance of non-taxable investments of $33.8 million or 13.2 percent.

Average interest bearing liabilities for the six months ended June 30, 2001 increased $270.9 million or 4.8 percent from the same period in 2000. Average savings deposits increased $72.1 million or 3.2 percent and average time deposits increased $78.8 million or 3.3 percent. Average short-term borrowings decreased $99.4 million or 24.2 percent and long-term debt, which includes primarily FHLB advances, increased $219.4 million, or 37.9 percent. Average demand deposits remained relatively unchanged from 2000 balances. During the first half of 2001, in conjunction with declining interest rates, Valley began to extend maturities on its short-term borrowings by converting to longer term Federal Home Loan Bank advances. The extension of maturities is part of an effort to more closely match a portion of Valley's funding sources with its mortgage portfolio and reduce interest rate risk.*

The average interest rate on total interest earning assets was 7.57 percent for the six months ended June 30, 2001 compared with 7.73 percent for the six months ended June 30, 2000. The average interest rate for loans decreased 16 basis points to 8.00 percent, while the average interest rate for federal funds sold and other short-term interest rates decreased 104 basis points to 4.87 percent. Average interest rates on deposits decreased by 19 basis points to 3.74 percent. Average interest rates also decreased on total interest bearing liabilities by 22 basis points to 4.06 percent from 4.28 percent. The net interest margin remained unchanged at 4.39 percent for the six months ended June 30, 2001 and 2000.

Net interest income on a tax equivalent basis increased to $84.2 million from $80.2 million for the three months ended June 30, 2001 compared with the same period in 2000. This can be attributed to an increase of $377.6 million in average balance and a decrease of 42 basis points in the rate earned on total interest earning assets. These changes were offset by an increase of $316.1 million in average balance and a decrease of 54 basis points in the rate paid on total interest bearing liabilities. The net interest margin decreased to 4.37 percent for the three months ended June 30, 2001 compared with 4.38 percent for the same period in 2000.

The following table reflects the components of net interest income for each of the six months ended June 30, 2001 and 2000.

          ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                         NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                 Six Months Ended June 30, 2001                         Six Months Ended June 30,
                                                                                          2000
                               Average                   Average              Average                      Average
                               Balance      Interest      Rate                Balance         Interest      Rate
                                                               (in thousands)
Assets
Interest earning assets
Loans (1)(2)                   $5,119,820     $204,671        8.00%          $ 5,009,847      $ 204,436     8.16%
Taxable investments (3)         2,119,939       71,572         6.75            1,963,457         66,292      6.75
Tax-exempt
   investments(1)(3)              221,222        8,081         7.31              254,979          9,197      7.21
Federal funds sold and
  other short-term
  investments                     137,970        3,362         4.87                               2,141      5.91
                                                                                  72,431
Total interest earning
  assets                        7,598,951     $287,686         7.57            7,300,714      $ 282,066      7.73
Allowance for loan
    losses                       (63,259)                                       (65,224)
Cash and due from
  banks                           184,688                                        187,473
Other assets                      203,672                                        219,829
Unrealized gain (loss)
  on securities available
  for sale                         13,210
                                                                                (46,212)
Total assets                   $7,937,262                                     $7,596,580

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings deposits               $2,355,687      $26,493        2.25%           $2,283,597        $28,756     2.52%
Time deposits                   2,489,329       64,007         5.14            2,410,529         63,367      5.26
Total interest
   bearing deposits             4,845,016       90,500         3.74            4,694,126         92,123      3.93
Short-term borrowings             311,138        8,007         5.15              410,506         12,180      5.93
Long-term debt                    799,100       22,448         5.62              579,703         17,372
                                                                                                             5.99
Total interest bearing
  liabilities                   5,955,254      120,955         4.06            5,684,335        121,675      4.28
Demand deposits                 1,258,189                                      1,250,679
Other liabilities                  46,442                                         36,866
Shareholders' equity              677,377
                                                                                 624,700
Total liabilities and
  shareholders' equity         $7,937,262                                    $ 7,596,580
Net interest income
  (tax equivalent basis)                       166,731                                          160,391
Tax equivalent
   adjustment                                  (3,077)                                          (3,495)
Net interest income                          $ 163,654                                         $156,896
Net interest rate
 differential                                                 3.51%                                         3.45%
Net interest margin (4)                                       4.39%                                         4.39%


(1 )  Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

The following table reflects the components of net interest income for each of the three months ended June 30, 2001 and 2000.

         ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                       NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                               Three Months Ended June 30, 2001                      Three Months Ended June
                                                                                     30, 2000
                               Average                   Average              Average                      Average
                               Balance      Interest      Rate                Balance         Interest      Rate
                                                               (in thousands)
Assets
Interest earning assets
Loans (1)(2)                   $5,122,966         $100,208    7.82%          $ 5,050,111       $103,868     8.23%
Taxable investments (3)         2,189,678           35,961     6.57            1,949,899         33,140      6.80
Tax-exempt
   investments(1)(3)              224,212            4,051     7.23              254,667          4,623      7.26
Federal funds sold and
  other short-term
  investments                     159,661            1,723     4.32               64,240          1,007      6.27
Total interest earning
  assets                        7,696,517         $141,943                     7,318,917      $ 142,638      7.80
                                                               7.38
Allowance for loan
   losses                        (63,122)                                       (65,585)
Cash and due from
  banks                           182,181                                        189,491
Other assets                      209,617                                        216,599
Unrealized gain (loss)
  on securities available
  for sale                         18,911                                       (46,399)
Total assets                   $8,044,104                                     $7,613,023

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings deposits               $2,414,064          $12,688    2.10%           $2,278,291        $14,416     2.53%
Time deposits                   2,478,493           30,159     4.87            2,400,161         32,432      5.40
Total interest
   bearing deposits             4,892,557           42,847     3.50            4,678,452         46,848      4.01
Short-term borrowings             197,627            2,246     4.55              436,888          6,706      6.14
Long-term debt                    934,143           12,685                       592,858          8,925
                                                               5.43                                          6.02
Total interest bearing
  liabilities                   6,024,327           57,778                     5,708,198         62,479      4.38
                                                               3.84
Demand deposits                 1,265,039                                      1,256,467
Other liabilities                  64,873                                         36,380
Shareholders' equity              689,865                                        611,978
Total liabilities and
  shareholders' equity         $8,044,104                                    $ 7,613,023
Net interest income
  (tax equivalent basis)                            84,165                                       80,159
Tax equivalent
   adjustment                                      (1,536)                                      (1,755)
Net interest income                               $ 82,629                                      $78,404
Net interest rate
 differential                                                 3.54%                                         3.42%
Net interest margin (4)                                       4.37%                                         4.38%


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

                   CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                           Six Months Ended June 30,                Three Months Ended June 30,
                                            2001 Compared with 2000                   2001 Compared with 2000
                                            Increase (Decrease) (2)                   Increase (Decrease) (2)
                                      Interest       Volume         Rate        Interest       Volume         Rate
                                                                      (in thousands)
Interest income:
  Loans (1)                                $ 235        $4,440      $(4,205)     $ (3,660)       $ 1,482     $ (5,142)
  Taxable investments                      5,280         5,283           (3)         2,821         3,967       (1,146)
  Tax-exempt investments(1)              (1,116)       (1,232)           116         (572)         (550)          (22)
  Federal funds sold and
     other short-term
     investments                           1,221         1,652         (431)           716         1,111         (395)
                                           5,620        10,143       (4,523)         (695)         6,010       (6,705)
Interest expense:
  Savings deposits                       (2,263)           886       (3,149)       (1,728)           822       (2,550)
  Time deposits                              640         2,045       (1,405)       (2,273)         1,032       (3,305)
  Short-term borrowings                  (4,173)       (2,697)       (1,476)       (4,460)       (3,026)       (1,434)
  Long-term debt                           5,076         6,222       (1,146)         3,760         4,708         (948)
                                           (720)         6,456       (7,176)       (4,701)         3,536       (8,237)

Net                                      $ 6,340       $ 3,687       $ 2,653       $ 4,006       $ 2,474       $ 1,532

(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

The following table presents the components of non-interest income for the six and three months ended June 30, 2001 and 2000.

                                    NON-INTEREST INCOME

                                                  Six Months Ended June 30,          Three Months Ended June 30,
                                                    2001              2000             2001              2000
                                                                         (in thousands)

Trust and investment services                        $   2,408          $  1,502         $  1,197           $   783
Service charges on deposit accounts                      9,250             8,752            4,702             4,754
Gains on securities transactions, net                      979                 -              816                 -
Fees from loan servicing                                 5,506             5,512            2,821             2,782
Credit card fee income                                   1,929             4,053              932             2,103
Gains on sales of loans, net                             7,523             1,349            1,886               584
Other                                                    6,830             7,372            3,388             4,128
   Total non-interest income                         $  34,425          $ 28,540        $  15,742          $ 15,134


Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, net, total non-interest income amounted to $33.4 million for the six months ended
June 30, 2001 while the comparable amount for the prior year period was $28.5 million. For the quarter ended June 30, 2001 total non-interest income excluding gains on securities transactions, net, was $14.9 million compared with $15.1 million for the quarter ended June 30, 2000.

Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. Trust and investment services income increased $906 thousand or 60.3 percent for the six months ended June 30, 2001 from the same period in 2000 and increased $414 thousand for the quarter. Additional fee income to the operations of Valley resulted primarily from the July 6, 2000 acquisition of Hallmark Capital Management, Inc. ("Hallmark"), a NJ-based investment management firm. This transaction was accounted for as a purchase accounting transaction.

Credit card fee income decreased 52.4 percent from $4.1 million for the six months ended June 30, 2000 to $1.9 million for the six months ended June 30, 2001, and decreased 55.7 percent to $932 thousand for the three months ended June 30, 2001 compared with the same period in the prior year due to the sale of approximately $66.6 million of credit card loans from its cobranded ShopRite MasterCard credit card portfolio in January 2001.

Gains on the sales of loans were $7.5 million for the six months ended June 30, 2001 compared with $1.3 million for the six months ended June 30, 2000, an increase of $6.2 million, and increased $1.3 million for the three months ended June 30, 2001 compared with the same period in the prior year. These increases are primarily the result of the sale of low interest rate, 15 and 30 year fixed rate residential mortgages, as well as some of those mortgages with higher interest rates and with a greater likelihood of repayment in a declining interest rate environment, and for the six months ended June 30, 2001, also included the $4.9 million gain on the credit card portfolio described above.

Other non-interest income decreased $542 thousand to $6.8 million for the six months ended June 30, 2001 compared with $7.4 million for the six months ended June 30, 2000. For the quarter ended June 30, 2001 the decrease was $740 thousand compared with the quarter ended June 30, 2000. These decreases are primarily attributable to the gain of $675 thousand realized on the sale of a bank building during the quarter ended June 30, 2000.

Non-Interest Expense

The following table presents the components of non-interest expense for the six and three months ended June 30, 2001 and 2000.


                                                      NON-INTEREST EXPENSE
                                                        Six Months Ended                      Three Months Ended
                                                            June 30,                               June 30,
                                                     2001               2000               2001                2000
                                                                             (in thousands)
Salary expense                                         $  38,996         $   36,495          $  19,548           $  18,071
Employee benefit expense                                   9,544              8,555              4,686               4,465
FDIC insurance premiums                                      584                626                292                 313
Occupancy and equipment expense                           15,381             12,434              7,544               6,365
Credit card expense                                          905              2,575                279               1,343
Amortization of intangible assets                          3,942              3,636              2,124               1,949
Advertising                                                2,308              2,281              1,513               1,321
Merger-related charges                                     9,017                  -                  -                   -
Other                                                     14,976             15,944              7,712               7,872
   Total non-interest expense                          $  95,653          $  82,546          $  43,698           $  41,699



Excluding merger-related charges, non-interest expense totaled $86.6 million and $43.7 million for the six and three months ended June 30, 2001. This represents increases of 5.0 percent and 4.8 percent over the respective six month and three month 2000 levels, after excluding the $9.0 million merger-related charge.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 2001 was
44.4 percent, one of the lowest in the industry, compared with an efficiency ratio of 45.2 percent for the year ended December 31, 2000 and 44.3 percent for the six months ended June 30, 2000. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

The largest components of non-interest expense are salaries and employee benefit expense which totaled $48.5 million for the six months ended June 30, 2001 compared with $45.1 million in the comparable period of 2000 and $24.2 million for the quarter ended June 30, 2001 compared with $22.5 million for the quarter ended June 30, 2000. At June 30, 2001, full-time equivalent staff was 2,126 compared with 2,134 at June 30, 2000.

Salaries increased $2.5 million or 6.9 percent, for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 and increased $1.5 million for the three months ended June 30, 2001 compared with the same period in the prior year. These increases are due to the addition of fee based services as well as increases in sales-related incentives.

Benefits increased $989 thousand or 11.6 percent, for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 and increased $221 thousand for the three months ended June 30, 2001, compared with the quarter ended June 30, 2000. The increases for the six and three months ended June 30, 2001 are due primarily to increases in health insurance costs.

Occupancy and equipment expense increased $2.9 million, or 23.7 percent from $12.4 million for the six months ended June 30, 2000 and increased to $7.5 million for the three months ended June 30, 2001 from $6.4 million for the same period in 2000. These increases can be attributed to an overall increase in the cost of operating bank facilities.

Credit card expense decreased $1.7 million or 64.9 percent, for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 and decreased $1.1 million, or 79.2 percent for the three months ended June 30, 2001, compared with the quarter ended June 30, 2000. These decreases, for the six and three months ended June 30, 2001, are a result of the sale of the credit card loans from the cobranded ShopRite MasterCard credit card portfolio.

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

The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $7.3 million and $6.2 million for the six months ended June 30, 2001 and 2000, respectively, and $3.8 million and $3.0 million for the three months ended June 30, 2001 and 2000, respectively.

Income Taxes

Income tax expense as a percentage  of pre-tax  income was 35.3 percent and
33.3 percent for the six and three months ended June 30, 2001 respectively, compared with 33.8 percent and 33.4 percent for the same periods in 2000. After adjusting for the effect on non-deductible merger expenses, the effective tax rate for the six months ended June 30, 2001 would be 33.8 percent. The effective tax rate for 2001 is expected to approximate 34 percent.* In July 2001, Valley invested in bank owned life insurance with a cash surrender value of $100 million to fund and reimburse itself for the cost of employee benefits. This investment may have a favorable tax impact going forward.*

Business Segments

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

The following table represents the financial data for the six months ended June 30, 2001 and 2000.

                                           Six Months Ended June 30, 2001
                                                 (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,683,360    $ 2,468,659       $ 2,446,932          $     --    $ 7,598,951

Income (loss) before income taxes               $  36,823      $  40,137         $  28,696        $  (8,165)      $  97,491

Return on average interest-earning
     assets (pre-tax)                               2.74%          3.25%             2.35%              --%            2.57%

                                                                  Six Months Ended June 30, 2000
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        And Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,800,795    $ 2,247,636       $ 2,252,283          $     --    $ 7,300,714

Income (loss) before income taxes               $  35,110      $  39,126         $  25,993        $  (2,664)      $  97,565

Return on average interest-earning
     assets (pre-tax)                               2.51%          3.48%             2.31%               --%          2.67%


Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.74 percent for the six months ended June 30, 2001 compared with 2.51 percent for the six months ended June 30, 2000. Average interest-earning assets decreased $117.4 million, attributable to the sale of the credit card portfolio. The increase in income before income taxes was positively impacted due to the increase in fee income from Hallmark Capital Management Inc. and Wayne Title, Inc. Average interest rates on consumer loans increased by 1 basis point, while the cost of funds decreased by 15 basis points. Income before income taxes increased $1.7 million to $36.8 million from $35.1 million.

Commercial Lending

The return on average interest-earning assets before taxes decreased 23 basis points to 3.25 percent for the six months ended June 30, 2001. Average interest-earning assets increased $221.0 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 44 basis points due to a large number of adjustable rate loans, while the cost of funds decreased by 15 basis points. Income before income taxes increased by $1.0 million as a result of an increase in average interest-earning assets.

Investment Management

The return on average interest earning assets before taxes increased to 2.35 percent for the six months ended June 30, 2001 compared with 2.31 percent for the six months ended June 30, 2000. The yield on interest earning assets decreased 1 basis point to 6.72 percent, and the cost of funds decreased 15 basis points to 3.18 percent. Average interest-earning assets increased by $194.6 million and income before income taxes increased $2.7 million, including the $979 thousand of pre-tax gains on securities transactions.

Corporate and Segment

The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The loss before taxes was $8.2 million for the six months ended June 30, 2001 compared with a loss before taxes of $2.7 million for the six months ended June 30, 2000. The increase in the loss before taxes is due to the pre-tax merger related charges of $9.0 million incurred in the six months ended June 30, 2001.

The following table represents the financial data for the three months ended June 30, 2001 and 2000.


                                             Three Months Ended June 30, 2001
                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,637,862    $ 2,513,487       $ 2,545,168          $     --    $ 7,696,517

Income (loss) before income taxes               $  19,253      $  19,398         $  14,775         $ (1,588)      $  51,838

Return on average interest-earning
     assets (pre-tax)                               2.92%          3.09%             2.32%              --%            2.69%

                                                                 Three Months Ended June 30, 2000
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Management       Adjustments         Total

Average interest-earning assets               $ 2,809,414    $ 2,280,789       $ 2,228,714          $     --     $7,318,917

Income (loss) before income taxes               $  16,490      $  20,268         $  12,874          $  (668)       $ 48,964

Return on average interest-earning
     assets (pre-tax)                               2.35%          3.55%             2.31%               --%          2.68%


Consumer Lending

The consumer lending segment had a return on average interest-earning assets before taxes of 2.92 percent for the three months ended June 30, 2001 compared with 2.35 percent for the three months ended June 30, 2000. Average interest-earning assets decreased $171.6 thousand, attributable primarily to the sale of the credit card portfolio in the first quarter of 2001 and decreases in automobile lending. Average interest rates on consumer loans decreased by 8 basis points, while the cost of funds decreased by 41 basis points. Income before income taxes increased $2.8 million to $19.3 million primarily as a result of the increased fee income from Hallmark Capital Management, Inc. and Wayne Title, Inc.

Commercial Lending

The return on average interest-earning assets before taxes decreased 46 basis points to 3.09 percent for the three months ended June 30, 2001. Average interest-earning assets increased $232.7 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 80 basis points, and the cost of funds decreased by 41 basis points. Income before income taxes decreased by $870 thousand mainly as a result of an increase in the internal transfer expense.

Investment Management

The return on average  interest  earning  assets  before  taxes  increased  to
2.32 percent for the three months ended June 30, 2001 compared with 2.31 percent for the three months ended June 30, 2000. The yield on interest earning assets decreased by 27 basis points to 6.46 percent, and the cost of funds decreased 41 basis points. Average interest-earning assets increased by $316.5 thousand and income before income taxes increased $1.9 million as a result of higher outstanding average earning assets.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The loss before taxes was $1.6 million for the three months ended June 30, 2001 compared with a loss of $668 thousand for the three months ended June 30, 2000. The increase in the loss was the result of the increase in the internal transfer expense allocated to income producing segments.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley's net interest income to the movement in interest rates. Valley does not currently use derivatives to manage market and interest rate risks. Valley's interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate Valley's sources, uses and pricing of funds as well as interest-earning asset pricing and volume.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. In a continued declining interest rate environment, Valley's net interest income is not expected to change materially.*

Liquidity

Liquidity  measures  the ability to satisfy  current and future  cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.4 billion and $2.0 billion at June 30, 2001 and December 31, 2000, respectively. This represents 31.2 percent and 26.7 percent of earning assets, and 29.8 percent 25.3 percent of total assets at June 30, 2001 and December 31, 2000, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.1 billion for six months ended June 30, 2001 and $5.0 billion for the year ended December 31, 2000, representing 67.3 percent and 68.5 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2001 there were $142.3 million of proceeds from the sales of investment securities available for sale, and proceeds of $309.8 million were generated from investment maturities. Purchases of investment securities for the six months ended June 30, 2001 were $644.2 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion and $1.4 billion, on average, for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

Cash requirements for Valley's parent company consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock for benefit plans and other corporate purposes. The cash required for a purchase of shares can be met by using the Bancorp's own funds, dividends received from its subsidiary bank as well as borrowed funds. At June 30, 2001 Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which $10 million was drawn. This line is available for general corporate purposes and expires June 14, 2002. Borrowings under this facility are collateralized by equity securities of no less than 120 percent of the loan balance.

As of June 30, 2001, Valley had $2.0 billion of securities available for sale recorded at their fair value, compared with $1.6 billion at December 31, 2000. As of June 30, 2001, the investment securities available for sale had an unrealized gain of $12.2 million, net of deferred taxes, compared with an unrealized loss of $1.6 million, net of deferred taxes, at December 31, 2000. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

As of June 30, 2001, total loans were $5.2 billion, unchanged from December 31, 2000. The following table reflects the composition of the loan portfolio as of June 30, 2001 and December 31, 2000.

                                                             LOAN PORTFOLIO

                                                                      June 30,               December 31,
                                                                       2001                      2000
                                                                                 (in thousands)
                                        Commercial                 $ 1,066,419                $ 1,026,793
                                          Total                      1,066,419                  1,026,793
                      commercial loans

                                        Construction                                              160,932
                                                                       204,011
                                        Residential                                             1,301,851
                      mortgage                                       1,270,297
                                        Commercial                                              1,258,549
                      mortgage                                       1,275,426
                                          Total                                                 2,721,332
                      mortgage loans                                 2,749,734

                                        Home equity                                               306,038
                                                                       319,544
                                        Credit card                     23,346                     94,293
                                        Automobile                                                976,177
                                                                       947,098
                                        Other                                                      64,477
                      consumer                                          90,177
                                          Total                                                 1,440,985
                      consumer loans                                 1,380,165

                                           Total                                               $5,189,110
                      loans                                         $5,196,318

                                        As a  percent
                      of total loans:
                                        Commercial                        20.5                   %   19.8                   %
                      loans
                                        Mortgage                          52.9                       52.4
                      loans
                                        Consumer                                                     27.8
                      loans                                               26.6
                                          Total                                                  %  100.0                   %
                                                                         100.0

During the first quarter of 2001 Valley sold approximately $66.6 million of credit card loans from its cobranded ShopRite MasterCard credit card portfolio. Residential mortgage loans declined as prepayments, due to lower interest rates, were exceeding new loans and loans with a high propensity to prepay were sold. Additionally, newly originated residential mortgage loans with low long-term fixed rates are being sold into the secondary market which will also limit any may reduce the residential mortgage portfolio in the near term.* Automobile lending remained slow during the first half of the year due to a decrease in automobile sales volume and a reduction in State Farm applications. In addition, fewer applications are being approved than have been historically, due to a decline in the credit quality of applications received.

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

Non-performing assets totaled $6.6 million at June 30, 2001, compared with $4.0 million at December 31, 2000, an increase of $2.6 million. Non-performing assets at June 30, 2001 and December 31, 2000, amounted to 0.13 percent and 0.08 percent of loans and OREO, respectively.

Loans 90 days or more past due and not included in the non-performing category totaled $15.5 million at June 30, 2001, compared with $15.0 million at December 31, 2000. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.3 million at June 30, 2001 and $2.8 million at December 31, 2000, respectively.

Total loans past due in excess of 30 days were 1.09 percent of all loans at June 30, 2001 compared to 1.19 percent at June 30, 2000 and 1.58 percent at December 31, 2000.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                                              LOAN QUALITY


                                                            June 30,            December 31,
                                                            2001                    2000
                                                                      (in thousands)
  Loans past due in excess of
    90 days and still accruing                             $ 15,518                $14,952
  Non-accrual loans                                        $  6,192                $ 3,883
  Other real estate owned                                       393                    129
    Total non-performing assets                            $  6,585                $ 4,012
  Troubled debt restructured loans                         $   927                  $  949
  Non-performing loans as a % of
    loans                                                     0.12%                  0.07%
  Non-performing assets as a % of
    loans plus other real estate owned                        0.13%                  0.08%
  Allowance as a % of loans                                   1.19%                  1.19%


At June 30, 2001 the allowance for loan losses amounted to $62.0 million, relatively unchanged from December 31, 2000. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $4.9 million and $3.4 million for the six and three months ended June 30, 2001 compared with $4.1 million and $2.4 million for the six and three months ended June 30, 2000.

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required for in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

During the first six months of 2001, continued emphasis was placed on the current economic climate in the northern New Jersey area and the surrounding market. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provisions charged to operations for the six and three months ended June 30, 2001 were $4.9 million and $2.8 million, compared with $5.3 million and $2.9 million for the same periods in 2000.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders' equity. At June 30, 2001, shareholders' equity totaled $695.4 million or 8.6 percent of total assets, compared with $656.0 million or 8.3 percent at year-end 2000.

Included in shareholders' equity as components of accumulated other comprehensive income at June 30, 2001 was a $12.2 million unrealized gain on investment securities available for sale, net of tax, and a translation adjustment loss of $749 thousand related to the Canadian subsidiary of VNB, compared with an unrealized loss of $1.6 million and a $678 thousand translation adjustment loss at December 31, 2000.

Valley's capital position at June 30, 2001 under risk-based capital guidelines was $678.3 million, or 11.7 percent of risk-weighted assets, for Tier 1 capital and $740.3 million, or 12.7 percent for Total risk-based capital. The comparable ratios at December 31, 2000 were 11.3 percent for Tier 1 capital and 12.3 percent for Total risk-based capital. At June 30, 2001 and December 31, 2000, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.4 percent and 8.5 percent, respectively. Valley's ratios at June 30, 2001 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $8.90 at June 30, 2001 compared with $8.35 per share at December 31, 2000.

The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 44.6 percent for the six months ended June 30, 2001, compared with 44.8 percent for the six months ended June 30, 2000. Cash dividends declared amounted to $0.525 per share, for the six months ended June 30, 2001, equivalent to a dividend payout ratio of 55.4 percent, compared with 55.2 percent for the same period in 2000. Valley declared a five percent stock dividend on April 4, 2001 to shareholders of record on May 4, 2001, and issued May 18, 2001. The annual dividend rate was increased from $0.99 per share, on an after stock dividend basis, to $1.06 per share. The increased cash dividend, which is payable quarterly, began on July 3, 2001. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

Statement  of  Financial  Accounting  Standards  No.  141,  "Business
Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling of interests accounting for mergers. All transactions initiated after June 30, 2001 must use purchase accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill and requires non-amortization of new goodwill and certain intangible assets. Valley anticipates that the adoption of SFAS No. 141 will not have a material impact on the financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), was issued by the Financial
Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 2001. Valley anticipates that the adoption of SFAS No. 142 will not have a material impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See page 20 for a discussion of interest rate sensitivity.

                                         PART II

Item 4.  Submission of Matters to a Vote of Security Holders

a)       On April 4, 2001 the Annual Meeting of  Shareholders  of Valley
            National Bancorp was held. The Shareholders voted upon the election of 21 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.


Name                                                 Number of Votes for                         Withheld

Andrew B. Abramson                                   60,800,180                                  464,550
Charles J. Baum                             60,780,481                                  484,249
Pamela Bronander                            60,800,994                                  463,736
Joseph Coccia, Jr                                    60,780,034                                  484,696
Harold P. Cook, III                                  60,696,204                                  568,526
Austin C. Drukker                           60,792,817                                  471,913
Graham O. Jones                             60,682,908                                  581,822
Walter H. Jones, III                                 60,785,978                                  478,752
Gerald Korde                                         60,799,618                                  465,112
Gerald H. Lipkin                            59,391,902                                  1,872,828
Robinson Markel                             60,687,757                                  576,973
Joleen Martin                                        60,800,074                                  464,656
Robert E. McEntee                                    60,799,352                                  465,378
Richard S. Miller                           60,697,704                                  567,026
Robert Rachesky                             60,784,086                                  480,644
Barnett Rukin                                        60,717,095                                  547,635
Peter Southway                              60,781,377                                  483,353

Richard F. Tice                             60,774,698                                  490,032

Leonard Vorcheimer                                   60,799,618                                  465,112

Joseph L. Vozza                             60,770,384                                  494,346

Spencer B. Witty                            60,732,371                                  532,359


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


                  (10)     Material Contracts

A. "Change in Control Agreement" dated April 4, 2001 between Valley, VNB and Alan D. Eskow.

B. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 10, 1989, as amended through June 19, 2001.

C. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 19, 1999, as amended through June 19, 2001.

(b)      Reports on Form 8-K

                  1) Filed April 6, 2001 to report the declaration of the Company's 5 percent stock dividend on the Company's outstanding common stock issued May 18, 2001.

                                        SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL BANCORP
                                           (Registrant)


                                             /s/ Alan D. Eskow
Date: August 14, 2001                      ALAN D. ESKOW
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER


                                             /s/ Christine K. Mozer-Baldyga
Date: August 14, 2001                      CHRISTINE K. MOZER-BALDYGA
                                           FIRST VICE PRESIDENT AND CONTROLLER

                                                            EXHIBIT (10)A

                                AMENDED AND RESTATED
                            CHANGE IN CONTROL AGREEMENT
                                  (ALAN D. ESKOW)


                  THIS AMENDED AND RESTATED CHANGE IN CONTROL EMPLOYMENT AGREEMENT (the "Agreement"), is made as of this 4th day of April, 2001, among VALLEY NATIONAL BANK ("Bank"), a national banking association with its principal office at 1455 Valley Road, Wayne, New Jersey, VALLEY NATIONAL BANCORP ("Valley"), a New Jersey Corporation which maintains its principal office at 1455 Valley Road, Wayne, New Jersey (Valley and the Bank collectively are the "Company") and ALAN D. ESKOW (the "Executive").

                                      BACKGROUND
                  WHEREAS, the Executive has been employed by Valley and the Bank for many years;
                  WHEREAS, the Executive throughout his tenure has worked diligently in his position in the business of the Bank and Valley;
                  WHEREAS, the Board of Directors of the Bank and Valley believe that the future services of the Executive are of great value to the Bank and Valley and that it is important for the growth and development of the Bank that the Executive continue in his position;
                  WHEREAS, if the Company receives any proposal from a third person concerning a possible business combination with, or acquisition of equities securities of, the Company, the Board of Directors of the Company (the "Board") believes it is imperative that the Company and the Board be able to rely upon the Executive to continue in his position, and that they be able to receive and rely upon his advice, if they request it, as to the best interests of the Company and its shareholders, without concern that the Executive might be distracted by the personal uncertainties and risks created by such a proposal;
                  WHEREAS, to achieve that goal, and to retain the Executive's services prior to any such activity, the Board of Directors and the Executive have agreed to enter into this Agreement to govern the Executive's termination benefits in the event of a Change in Control of the Company, as hereinafter defined; and
                  WHEREAS, the Executive and the Company had entered into a Change in Control Agreement, dated as of January 1, 1999, and have agreed to amend and restate that agreement with this Agreement.
                  NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Executive and the availability of his advice and counsel notwithstanding the possibility, threat or occurrence of an acquisition or a bid to take over control of the Company, and to induce the Executive to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Executive, each intending to be legally bound hereby, agree as follows:
                  1.       Definitions
                           a.       Cause.  For purposes of this  Agreement
"Cause" with respect to the termination by the Company of Executive's employment shall mean (i) willful and continued failure by the Executive to perform his duties for the Company under this Agreement after at least one warning in writing from the Boards of Directors of the Company identifying specifically any such failure; (ii) the willful engaging by the Executive in misconduct which causes material injury to the Company as specified in a written notice to the Executive from the Boards of Directors of the Company; or (iii) conviction of a crime (other than a traffic violation), habitual drunkenness, drug abuse, or excessive absenteeism (other than for illness), after a warning (required with respect to drunkenness or absenteeism only) in writing from the Boards of Directors of the Company to refrain from such behavior. No act or failure to act on the part of the Executive shall be considered willful unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the action or omission was in the best interests of the Company.
                           b.       Change in Control.  "Change in Control"
means any of the following events: (i) when Valley or a Subsidiary acquires actual knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an affiliate of Valley or a Subsidiary or an employee benefit plan established or maintained by Valley, a Subsidiary or any of their respective affiliates, is or becomes the beneficial owner (as defined in Rule 13d-3 of the Exchange Act) directly or indirectly, of securities of Valley representing more than twenty-five percent (25%) of the combined voting power of Valley's then outstanding securities (a "Control Person"); (ii) upon the first purchase of Valley's common stock pursuant to a tender or exchange offer (other than a tender or exchange offer made by Valley, a Subsidiary or an employee benefit plan established or maintained by Valley, a Subsidiary or any of their respective affiliates); (iii) the consummation of (A) a merger or consolidation of Valley with or into another corporation unless the definitive agreement provides that at least two-thirds of the directors of the surviving or resulting corporation immediately after the transaction are directors of Valley before the transaction commenced (a "Non-Control Transaction"), (B) a sale or disposition of all or substantially all of Valley's assets or (C) a plan of liquidation or dissolution of Valley; (iv) if during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board (the "Continuing Directors") cease for any reason to constitute at least two-thirds thereof or, following a Non-Control Transaction, two-thirds of the board of directors of the surviving or resulting corporation; provided that any individual whose election or nomination for election as a member of the Board (or, following a Non-Control Transaction, the board of directors of the surviving or resulting corporation) was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director; or (v) upon a sale of
(A) common stock of the Bank if after such sale any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) other than Valley, an employee benefit plan established or maintained by Valley or a Subsidiary, or an affiliate of Valley or a Subsidiary, owns a majority of the Bank's common stock or (B) all or substantially all of the Bank's assets (other than in the ordinary course of business).
                           c.       Contract Period.  "Contract Period" shall
mean the period commencing the day immediately preceding a Change in Control and ending on the earlier of (i) the third anniversary of the Change in Control or (ii) the date the Executive would attain age 65 or (iii) the death of the Executive. For the purpose of this Agreement, a Change in Control shall be deemed to have occurred at the date specified in the definition of Change in Control.
                           d.       Exchange Act.  "Exchange Act" means the
Securities Exchange Act of 1934, as amended.
                           e.       Good Reason.  When used with  reference to
a voluntary termination by Executive of his employment with the Company, "Good Reason" shall mean any of the following, if taken without Executive's express prior written consent:
                                    (1)     The  assignment  to Executive of
any duties inconsistent with, or the reduction of powers or functions associated with, Executive's position, title, duties, responsibilities and status with the Company immediately prior to a Change in Control; any removal of Executive from, or any failure to re-elect Executive to, any position(s) or office(s) Executive held immediately prior to such Change in Control.
                                    (2)     A  reduction  by  the  Company  in
Executive's annual base compensation as in effect immediately prior to a Change in Control or the failure to award Executive annual increases in accordance herewith;
                                    (3)     A failure  by the  Company  to
continue any bonus plan in which Executive participated immediately prior to the Change in Control (except that the Company may institute plans, programs or arrangements providing the Executive substantially similar benefits) or a failure by the Company to continue Executive as a participant in such plans on at least the same basis as Executive participated in such plan prior to the Change in Control; or a failure to pay the Executive the bonus provided for in Section 4.b hereof at the time and in the manner therein specified;
                                    (4)     The Company's transfer of Executive
to another geographic location outside of New Jersey or more than 25 miles from his present office location, except for required occasional travel on the Company's business to an extent consistent with Executive's business travel obligations immediately prior to such Change in Control;
                                    (5)     The  failure by the Company to
continue in effect any employee benefit plan, program or arrangement (including, without limitation the Company's retirement plan, benefit equalization plan, life insurance plan, health and accident plan, disability plan, deferred compensation plan or long term stock incentive plan) in which Executive is participating immediately prior to a Change in Control (except that the Company may institute or continue plans, programs or arrangements providing Executive with substantially similar benefits); the taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under, any of such plans, programs or arrangements; the failure to continue, or the taking of any action which would deprive Executive, of any material fringe benefit enjoyed by Executive immediately prior to such Change in Control; or the failure by the Company to provide Executive with the number of paid vacation days to which Executive was entitled immediately prior to such Change in Control;
                                    (6)     The failure by the Company to
obtain an assumption in writing of the obligations of the Company to perform this Agreement by any successor to the Company and to provide such assumption to the Executive prior to any Change in Control; or
                                    (7)     Any purported  termination  of
Executive's employment by the Company during the term of this Agreement which is not effected pursuant to all of the requirements of this Agreement; and, for purposes of this Agreement, no such purported termination shall be effective.
                           f.       Subsidiary.  "Subsidiary"  means any
corporation in an unbroken chain of corporations, beginning with Valley, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.
                  2. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby accepts employment, during the Contract Period upon the terms and conditions set forth herein.
                  3. Position. During the Contract Period the Executive shall be employed as Executive Vice President and Chief Financial Officer of Valley and the Bank, or such other corporate or divisional profit center as shall then be the principal successor to the business, assets and properties of the Company, with the same title and with the same duties and responsibilities as before the Change in Control. The Executive shall devote his full time and attention to the business of the Company, and shall not during the Contract Period be engaged in any other business activity. This paragraph shall not be construed as preventing the Executive from managing any investments of his which do not require any service on his part in the operation of such investments or from continuing to serve on any boards of directors or trustees which he served prior to the Change in Control or for which consent is provided by the Board after a Change in Control.
                  4. Cash Compensation. The Company shall pay to the Executive compensation for his services during the Contract Period as follows:
                           a.       Base  Salary.  A base  annual  salary
equal to the annual salary in effect as of the Change in Control. The annual salary shall be payable in installments in accordance with the Company's usual payroll method.
                           b.       Annual  Bonus.  An annual cash  bonus equal
to at least the average of the bonuses paid to the Executive in the three years prior to the Change in Control. The bonus shall be payable at the time and in the manner which the Company paid such bonuses prior to the Change in Control.
                           c.       Annual  Review.  The Board of  Directors of
the Company during the Contract Period shall review annually, or at more frequent intervals which the Board determines is appropriate, the Executives compensation and shall award him additional compensation to reflect the Executive's performance, the performance of the Company and competitive compensation levels, all as determined in the discretion of the Board of Directors.
                  5.       Expenses and Fringe Benefits.
                           a.       Expenses.  During the Contract  Period, the
Executive shall be entitled to reimbursement for all business expenses incurred by him with respect to the business of the Company in the same manner and to the same extent as such expenses were previously reimbursed to him immediately prior to the Change in Control.
                           b.       Benefit  Equalization  Plan.  During the
Contract Period, if the Executive was entitled to benefits under the Company's Benefit Equalization Plan ("BEP") prior to the Change in Control, the Executive shall be entitled to continued benefits under the BEP after the Change in Control and such BEP may not be modified or terminated to reduce or eliminate such benefits during the Contract Period.
                           c.       Club  Membership and Automobile.  If prior
to the Change in Control, the Executive was entitled to membership in a country club and/or the use of an automobile, during the Contract Period he shall be entitled to the same membership and/or use of an automobile at least comparable to the automobile provided to him prior to the Change in Control.
                           d.       Other Benefits. During the Contract Period,
the Executive also shall be entitled to vacations and sick days, in accordance with the practices and procedures of the Company, as such existed immediately prior to the Change in Control. During the Contract Period, the Executive also shall be entitled to hospital, health, medical and life insurance, and any other benefits enjoyed, from time to time, by senior officers of the Company, all upon terms as favorable as those enjoyed by other senior officers of the Company. Notwithstanding anything in this paragraph 5(d) to the contrary, if the Company adopts any change in the benefits provided for senior officers of the Company, and such policy is uniformly applied to all officers of the Company (and any successor or acquiror of the Company, if any), including the chief executive officer of such entities, then no such change shall be deemed to be contrary to this paragraph.
                  6. Termination for Cause. During the Contract Period, the Company shall have the right to terminate the Executive for Cause, upon written notice to him of the termination which notice shall specify the reasons for the termination. In the event of termination for Cause the Executive shall not be entitled to any further compensation or benefits under this Agreement.
                  7. Disability. During the Contract Period if the Executive becomes permanently disabled, or is unable to perform his duties hereunder for 4 consecutive months, the Company may terminate the employment of the Executive. In such event, the Executive shall be paid within 10 days of termination a lump sum equal to the highest annual salary (including 401(k) plan deferral) paid to the Executive during any calendar year in each of the three calendar years immediately prior to the Change in Control, but shall not be entitled to any further compensation or benefits under this Agreement, except as provided in the next sentence and in Section 12. If the Company fails to pay the Executive the lump sum amount due him under this Section 7 or the payments under Section 12, the Executive, after giving 10 days' written notice to the Company identifying the Company's failure, shall be entitled to recover from the Company on a monthly basis as incurred all of his reasonable legal fees and expenses incurred in connection with his enforcement against the Company of the terms of this Agreement. The
Executive shall be denied payment of his legal fees and expenses only if a court finds that the Executive sought payment of such fees without reasonable cause and not in good faith.
                  8. Death Benefits. During the Contract Period (defined without regard to his death), upon the Executive's death his estate shall be paid within 20 business days of his death a lump sum equal to the highest annual salary (including 401(k) plan deferral) paid to the Executive during any calendar year in each of the three calendar years immediately prior to the Change in Control, but shall not be entitled to any further compensation or benefits under this Agreement, except as provided in the next sentence and in Section 12. If the Company fails to pay the Executive's estate the lump sum amount due him under this Section or the payments under
Section 12, the Executive's estate, after giving 10 days' written notice to the Company identifying the Company's failure, shall be entitled to recover from the Company on a monthly basis as incurred all of its reasonable legal fees and expenses incurred in connection with its enforcement against the Company of the terms of this Agreement. The Executive's estate shall be denied payment of its legal fees and expenses only if a court finds that the Executive sought payment of such fees without reasonable cause and not in good faith.
                  9. Termination Without Cause or Resignation for Good Reason. The Company may terminate the Executive without Cause during the Contract Period by written notice to the Executive providing four weeks notice. The Executive may resign for Good Reason during the Contract Period upon four weeks written notice to the Company specifying the facts and circumstances claimed to support the Good Reason. The Executive shall be entitled to give a Notice of Termination that his or her employment is being terminated for Good Reason at any time during the Contract Period, not later than twelve months after any occurrence of an event stated to constitute Good Reason. If during the Contract Period the Company terminates the Executive's employment without Cause or the Executive Resigns for Good Reason, then the Executive shall be entitled to the following: (i)
(subject to the possible age related reduction in the next sentence) the Company shall within 20 business days of the termination of employment pay the Executive a lump sum severance payment in an amount equal to three times the highest annual compensation, consisting solely of salary (including any 401(k) plan deferral) and bonus, paid to (or in the case of bonus accrued for) the Executive during any calendar year in each of the three calendar years immediately prior to the Change in Control; (ii) the Company shall continue to provide the Executive for a period of three years after termination (but not beyond the date the Executive reaches age 65) with health, hospitalization and medical insurance, as well as life and disability insurance, as were provided at the time of the termination of his employment with the Company, at the Company's cost (subject to payment by the Executive of the same contribution amount and deductibles as Executive previously paid); (iii) the Company shall credit Executive under the BEP immediately upon termination with additional years of credited service as if he had continued to work for the Company for three years after the date of termination (but not beyond the date the Executive reaches age 65), the benefit plans covered thereby had remained the same during such period, and the BEP was not changed or modified after the Change in Control or otherwise during such period. After the Executive has reached age 62, the "three" times referred to in clause (i) of the previous sentence shall be reduced to a number equal to the quotient (rounded to the nearest thousand) the numerator of which is the whole number of months left until the Executive reaches age 65 and the denominator of which is 12.
                  The Executive shall not have a duty to mitigate the damages suffered by him in connection with the termination by the Company of his employment without Cause or a resignation for Good Reason during the Contract Period. If the Company fails to pay the Executive the lump sum amount due him hereunder or to provide him with the health, hospitalization and medical insurance, life disability or BEP benefits due under this section or the payments under Section 12, the Executive, after giving 10 days' written notice to the Company identifying the Company's failure, shall be entitled to recover from the Company on a monthly basis as incurred all of his reasonable legal fees and expenses incurred in connection with his enforcement against the Company of the terms of this Agreement. The Executive shall be denied payment of his legal fees and expenses only if a court finds that the Executive sought payment of such fees without reasonable cause and not in good faith.
                  10. Resignation Without Good Reason. The Executive shall be entitled to resign from the employment of the Company at any time during the Contract Period without Good Reason, but upon such resignation the Executive shall not be entitled to any additional compensation for the time after which he ceases to be employed by the Company, and shall not be entitled to any of the other benefits provided hereunder. No such resignation shall be effective unless in writing with four weeks' notice thereof.
                  11.      Non-Disclosure of Confidential Information.
                           a.       Non-Disclosure  of  Confidential
Information. Except in the course of his employment with the Company and in the pursuit of the business of the Company or any of its subsidiaries or affiliates, the Executive shall not, at any time during or following the Contract Period, disclose or use, any confidential information or proprietary data of the Company or any of its subsidiaries or affiliates. The Executive agrees that, among other things, all information concerning the identity of and the Company's relations with its customers is confidential information.
                           b.       Specific  Performance.  Executive  agrees
that the Company does not have an adequate remedy at law for the breach of this section and agrees that he shall be subject to injunctive relief and equitable remedies as a result of the breach of this section. The invalidity or unenforceability of any provision of this Agreement shall not affect the force and effect of the remaining valid portions. No alleged breach of this
Section 11 shall give the Company the right to withhold or offset against any payments due the Executive under this Agreement.
                           c.       Survival.  This section shall survive the
termination of the Executive's employment hereunder and the expiration of this Agreement.
                    12.      Gross Up for Taxes.
                           a.       Additional  Payments.  If, for any taxable
year,  Executive  shall be liable for the payment of an excise tax under
Section 4999 or other substitute or similar tax assessment (the "Excise Tax") of the Internal Revenue Code of 1986, as amended (the "Code"), including the corresponding provisions of any succeeding law, with respect to any payments or benefits under Section 9 of this Agreement or Sections 7 or 8 or any other provision of this Agreement, including but not limited to this Section 12 or under any benefit plan of the Company applicable to Executive individually or generally to executives or employees of the Company, then, notwithstanding any other provisions of this Agreement, the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of the Excise Tax imposed on all such payments and benefits and of the federal, state and local income tax and Excise Tax imposed upon payments provided for in this Section 12, shall be equal to the payments and benefits due to the Executive hereunder and the payments and/or benefits due to the Executive under any benefit plan of the Company. Each Gross-Up Payment shall be made to Executive or as provided in Section 16 hereof, upon the later of (i) five (5) days after the date the Executive notifies the Company of its need to make such Gross-Up Payment, or (ii) the date of any payment causing the liability for such Excise Tax. The amount of any Gross-Up Payment under this section shall be computed by a nationally recognized certified public accounting firm designated jointly by the Company and the Executive. The cost of such services by the accounting firm shall be paid by the Company. If the Company and the Executive are unable to designate jointly the accounting firm, then the firm shall be the accounting firm used by the Company immediately prior to the Change in Control.
                           b.       IRS  Disputed  Claims.  The  Executive
shall notify the company in writing of any claim by the Internal Revenue Service ("IRS") that, if successful, would require the payment by the Company of a Gross-Up Payment in addition to that payment previously paid by the Company pursuant to this section. Such notification shall be given an soon as practicable but no later than fifteen (15) business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim, the date on which such claim is requested to be paid, and attach a copy of the IRS notice. The Executive shall not pay such claim prior to the expiration of the thirty (30) day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:
                                    (i)     Give the Company  any  information
reasonably  requested  by the Company  relating to such
         claim;
                                    (ii)    Take such action in connection with
         contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company;
                                    (iii)   Cooperate with the Company in good
faith in order effectively to contest such claim; and
                                    (iv)    Permit the Company to  participate
         in any proceedings relating to such claim; provided, however that the Company shall pay directly all costs and expenses (including legal and accounting fees, as well as other expenses and any additional interest and penalties) incurred by the Executive and the Company in connection with an IRS levy, contest or claim.
                           c. This Section shall survive the termination of Executive's employment hereunder and the expiration of the Contract Period.
13.               Term and Effect Prior to Change in Control.
                           a. Term. This Agreement shall commence on the date hereof and shall remain in effect for a period of 3 years from the date hereof (the "Initial Term") or until the end of the Contract Period, whichever is later. The Initial Term shall be automatically extended for an additional one year period on the anniversary date hereof (so that the Initial Term on any anniversary date is always 3 years) unless prior to a Change in Control the Chief Executive Officer of the Bank notifies the Executive in writing at any time that the Contract is not so extended, in which case the Initial Term shall end upon the later of
         (i) 3 years after the date hereof, or (ii) 2 years after the date of such written notice. Notwithstanding anything to the contrary contained herein, the Initial Term shall cease when the Executive attains age 65.
                           b. No Effect Prior to Change in Control. This Agreement shall not affect any rights of the Company or the Executive prior to a Change in Control or any rights of the Executive granted in any other agreement or contract or plan with the Company. The rights, duties and benefits provided hereunder shall only become effective upon a Change in Control. If the full-time employment of the Executive by the Company is ended for any reason prior to a Change in Control, this Agreement shall thereafter be of no further force and effect.
14. Severance Compensation and Benefits Not in Derogation of Other Benefits. Anything to the contrary herein contained notwithstanding, the payment or obligation to pay any monies, or granting of any benefits, rights or privileges to Executive as provided in this Agreement shall not be in lieu or derogation of the rights and privileges that the Executive now has or will have under any plans or programs of or agreements with the Company, except that if the Executive receives the lump sum severance payment due under paragraph 9 hereof, the Executive shall not be entitled to the lump sum severance payment due under paragraph 1 of the Severance Agreement (the "Severance Agreement"), dated January
         1, 1999, between the Company and the Executive, or to severance payments under any other plan or program of the Company providing for severance pay, and shall not be entitled to health, hospital and other benefits under paragraph 2 of the Severance Agreement to the extent such post-employment benefits duplicate benefits provided hereunder.
15. Notice. During the Contract Period, any notice of termination of the employment of the Executive by the Company or by the Executive to the Company shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which shall (i) indicate the specific termination provision in this Agreement relied upon; (ii) set forth, if necessary, in reasonable detail the facts and circumstances claimed to provide a basis for termination of the employment of the Executive or from the Company under the provision so indicated; (iii) specify a date of termination, which shall be not less than two weeks nor more than six weeks after such Notice of Termination is given, except in the case of termination of employment by the Company of the Executive for Cause pursuant to
         Section 6 hereof, in which case the Notice of Termination may specify a date of termination as of the date such Notice of Termination is given; and (iv) be given by personal delivery or, if the individual is not personally available, by certified mail to the last known address of the individual. Upon the death of the Executive, no Notice of Termination need be given.
16. Payroll and Withholding Taxes. All payments to be made or benefits to be provided hereunder by the Company shall be subject to applicable federal and state payroll or withholding taxes. Any Gross-Up Payment to be made by the Company may be made in the form of withholding taxes, but shall be timely directed to the IRS (or any state division of taxation) on the Executive's behalf.
17. Miscellaneous. This Agreement is the joint and several obligation of the Bank and Valley. The terms of this Agreement shall be governed by, and interpreted and construed in accordance with the provisions of, the laws of New Jersey. Except as set forth herein, this Agreement supersedes all prior agreements and understandings with respect to the matters covered hereby, including expressly any prior agreement with the Company concerning Change in Control benefits. The parties hereto expressly agree that the Change in Control Agreement among the Executive, the Bank and Valley, dated as of January 1, 1999, is hereby terminated, effective the date hereof. Except as expressly specified in Section 14 with regard to the Severance Agreement, this Agreement does not effect or reduce the benefits or obligations of the parties under the Severance Agreement (or any supplement or amendment to or replacement for that Agreement). The amendment or termination of this Agreement may be made only in a writing executed by the Company and the Executive, and no amendment or termination of this Agreement shall be effective unless and until made in such a writing. This Agreement shall be binding upon any successor (whether direct or indirect, by purchase, merge, consolidation, liquidation or otherwise) to all or substantially all of the assets of the Company. This Agreement is personal to the Executive and the Executive may not assign any of his rights or duties hereunder but this Agreement shall be enforceable by the Executive's legal representatives, executors or administrators. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

                  IN WITNESS WHEREOF, Valley National Bank and Valley National Bancorp each have caused this Agreement to be signed by their duly authorized representatives pursuant to the authority of their Boards of Directors, and the Executive has personally executed this Agreement, all as of the day and year first written above.


ATTEST:                                     VALLEY NATIONAL BANCORP

____/s/ Wilma Falduto___                    By:___/s/ Robert McEntee_____
Wilma Falduto, Secretary                     Robert McEntee, Chairman of
                                             the Compensation Committee

ATTEST:                                     VALLEY NATIONAL BANK

____/s/ Wilma Falduto ___                    By:___/s/ Robert McEntee_____
Wilma Falduto, Secretary                        Robert McEntee, Chairman of
                                                the Compensation Committee

WITNESS:

____/s/ Wilma Falduto____                    _____/s/ Alan D. Eskow ______
Wilma Falduto, Secretary                         Alan D. Eskow, Executive

                                                               Exhibit (10)B


                                 VALLEY NATIONAL BANCORP
                             LONG-TERM STOCK INCENTIVE PLAN
                         (Adopted by Directors January 10, 1989
                         Adopted by Shareholders March 28, 1989)
                       (As Amended by Directors March 16, 1993 and
               January 18, 1994 and Adopted by Shareholders March 22, 1994)
                          (As Amended by Directors April 6, 2000)
                           (As Amended by Directors May 1, 2001)
                     (As Clarified by Directors through June 19, 2001)


         1. Purpose. The purpose of the Plan is to provide additional incentive to those officers and key employees of the Company and its Subsidiaries and retain competent and dedicated individuals whose efforts will result in the long-term growth whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company and its Subsidiaries, to motivate such officers and employees to faithfully and diligently perform their assigned responsibilities and to attract and profitability of the Company. To accomplish such purposes, the Plan provides that the Company may grant Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards and Stock Appreciation Rights.

         2.       Definitions.  For purposes of this Plan:

                  (a) "Adjusted Fair Market Value" means, in the event of a Change of Control, the greater of (i) the highest Fair Market Value of the Shares during the sixty (60) day period ending on the date of such Change in Control or (ii) in the case of a Change in Control described in Section 2(h)(ii) or 2(h)(iii), the highest price per Share paid to holders of the Shares in any transaction constituting or resulting from such Change in Control.

                  (b) "Agreement" means the written agreement between the Company and an Optionee or Grantee evidencing the grant of an Option or Award and setting forth the terms and conditions thereof.

                  (c) "Award" means a grant of Restricted Stock or Stock Appreciation Rights, or any or all of them.

                  (d)      "Bank" means Valley National Bank, a Subsidiary.

                  (e)      "Board" means the Board of Directors of the Company.

                  (f) "Cause" means the willful failure by an Optionee or Grantee to perform his duties with the Company or with any Subsidiary or the willful engaging in conduct which is injurious to the Company or any Subsidiary, monetarily or otherwise.

                  (g) "Change in Capitalization" means any increase, reduction, change or exchange of Shares for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, issuance of warrants or rights, stock dividend, stock split or reverse stock split, combination or exchange of shares, repurchase of shares, change in corporate structure or otherwise.

                  (h) "Change in Control" means any of the following events: (i) when the Company or a Subsidiary acquires actual knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an affiliate of the Company or a Subsidiary or an employee benefit plan established or maintained by the Company, a Subsidiary or any of their respective affiliates, is or becomes the beneficial owner (as defined in Rule 13d-3 of the Exchange Act) directly or indirectly, of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities (a "Control Person"), (ii) upon the first purchase of the Company's common stock pursuant to a tender or exchange offer (other than a tender or exchange offer made by the Company, a Subsidiary or an employee benefit plan established or maintained by the Company, a Subsidiary or any of their respective affiliates), (iii) upon the approval by the Company's stockholders of (A) a merger or consolidation of the Company with or into another corporation (other than a merger or consolidation which is approved by at least two-thirds of the Continuing Directors (as hereinafter defined) or the definitive agreement for which provides that at least two-thirds of the directors of the surviving or resulting corporation immediately after the transaction are Continuing Directors (in either case, a "Non-Control Transaction")), (B) a sale or disposition of all or substantially all of the Company's assets or (C) a plan of liquidation or dissolution of the Company, (iv) if during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board (the "Continuing Directors") cease for any reason to constitute at least two-thirds thereof or, following a Non-Control Transaction, two-thirds of the board of directors of the surviving or resulting corporation; provided that any individual whose election or nomination for election as a member of the Board (or, following a Non-Control Transaction, the board of directors of the surviving or resulting corporation) was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director, or (v) upon a sale of (A) common stock of the Bank if after such sale any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) other than the Company, an employee benefit plan established or maintained by the Company or a Subsidiary, or an affiliate of the Company or a Subsidiary, owns a majority of the Bank's common stock or (B) all or substantially all of the Bank's assets (other than in the ordinary course of business). No person shall be considered a Control Person for purposes of clause (i) above if (A) such person is or becomes the beneficial owner, directly or indirectly, of more than ten percent (10%) but less than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities if the acquisition of all voting securities in excess of ten percent (10%) was approved in advance by a majority of the Continuing Directors then in office or (B) such person acquires in excess of ten percent (10%) of the combined voting power of the Company's then outstanding voting securities in violation of law and by order of a court of competent jurisdiction, settlement or otherwise, disposes or is required to dispose of all securities acquired in violation of law.

                  (i) "Code" means the Internal Revenue Code of 1986, as amended.

                  (j) "Committee" means a committee consisting of at least three (3) Disinterested Persons appointed by the Board to administer the Plan and to perform the functions set forth herein.

                  (k) "Company" means Valley National Bancorp, a New Jersey corporation.

                  (l) "Disability" means the condition which results when an individual has become permanently and totally disabled within the meaning of Section 105(d)(4) of the Code.

                  (m) "Disinterested Person" means a person (within the meaning of Rule 16b-3 under the Exchange Act) who at the time he exercises discretion as a member of the Committee is not and at any time within one
(1) year prior thereto has not been eligible for selection (within the meaning of Rule 16b-3 of the Exchange Act) as a person to whom Shares may be allocated or to whom stock options or stock appreciation rights may be granted pursuant to this Plan or any other plan of the Company or any Subsidiary entitling participants therein to acquire stock, stock options or stock appreciation rights of the Company or any Subsidiary.

                  (n) "Eligible Employee" means any officer or other key employee of the Company or a Subsidiary designated by the Committee as eligible to receive Options or Awards subject to the conditions set forth herein.

                  (o) "Escrow Agent" means the escrow agent under the Escrow Agreement, designated by the Committee.

                  (p) "Escrow Agreement" means an agreement between the Company, the Escrow Agent and a Grantee, in the form specified by the Committee, under which shares of Restricted Stock awarded pursuant hereto shall be held by the Escrow Agent until either (a) the restrictions relating to such shares expire and the shares are delivered to the Grantee or (b) the Company reacquires the shares pursuant hereto and the shares are delivered to the Company.

                  (q) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  (r) "Fair Market Value" means the fair market value of the Shares as determined by the Committee in its sole discretion; provided, however, that (A) if the Shares are admitted to quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or other comparable quotation system and have been designated as a National Market System ("NMS") security, Fair Market Value on any date shall be the last sale price reported for the Shares on such system on such date or on the last day preceding such date on which a sale was reported, (B) if the Shares are admitted to quotation on NASDAQ and have not been designated a NMS security, Fair Market Value on any date shall be the average of the highest bid and lowest asked prices of the Shares on such system on such date, or (C) if the Shares are admitted to trading on a national securities exchange, Fair Market Value on any date shall be the last sale price reported for the Shares on such exchange on such date or on the last date preceding such date on which a sale was reported.

                  (s) "Grantee" means a person to whom an Award has been granted under the Plan.

                  (t) "Incentive Stock Option" means an Option within the meaning of Section 422A of the Code.

                  (u) "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

                  (v) "Option" means an Incentive Stock Option, a Nonqualified Stock Option, or either or both of them.

                  (w) "Optionee" means a person to whom an Option has been granted under the Plan.

                  (x) "Parent" means any corporation in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock of one of the other corporations in such cchain.

                  (y) "Plan" means the Valley National Bancorp Long-term Stock Incentive Plan as set forth in this instrument and as it may be amended from time to time.

                  (z) "Restricted Stock" means Shares issued or transferred to an Eligible Employee which are subject to restrictions as provided in Section 8 hereof.

                  (aa) "Retirement" means the retirement from active employment by the Company of an employee or officer but only if such person meets all of the following requirements: (i) he has a minimum combined total of years of service and age equal to eighty (80), (ii) he is age sixty-two
(62) or older, and (iii) he provides six (6) months prior written notice to the Company of the retirement. "Years of service" shall be defined the same way as it is under Valley's pension plan, provided that for this purpose years of service will mean only employment by the Company, and will not include employment by any company or entity acquired by the Company for the period prior to its acquisition by the Company. An employee or officer who retires but fails to meet such conditions shall not be deemed to be within the definition of "Retirement" for any purpose under this Plan or any Award or Option granted thereunder; provided, however, after a Change in Control transaction, no prior notice of a Retirement shall be required for purposes of this Plan only and any Optionee (as defined in the Plan) who meets the conditions of clauses (i) and (ii), but is terminated without Cause, shall be deemed to meet all the conditions for Retirement for purposes of the Plan only and shall be deemed to have terminated employment due to Retirement for purposes of this Plan only.

                  (ab) "Shares" means the common stock, no par value, of the Company (including any new, additional or different stock or securities resulting from a Change in Capitalization).

                  (ac) "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of shares of Common Stock as provided in Section 7 hereof.

                  (ad) "Subsidiary" means any corporation in an unbroken chain of corporations, beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                  (ae) "Successor Corporation" means a corporation, or a parent or subsidiary thereof, which issues or assumes a stock option in a transaction to which Section 425(a) of the Code applies.

                  (af) "Ten-Percent Stockholder" means an eligible Employee, who, at the time an Incentive Stock Option is to be granted to him, owns (within the meaning of Section 422A(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, a Parent or a Subsidiary within the meaning of
Section  422A(b)(6)  of the Code.

         3.       Administration.

                  (a) The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum and a majority of a quorum may authorize any action. Each member of the Committee shall be a Disinterested Person. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan, the Options or the Awards, and all members of the Committee shall be fully indemnified by the Company with respect to any such action, determination or interpretation.

                  Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

                           (1)      to determine  those  Eligible  Employees to
whom Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Options to be granted to each eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Option, including the purchase price per share of each Option;

                           (2)      to select those Eligible  Employees to whom
Awards shall be granted under the Plan and to determine the number of shares of Restricted Stock and/or Stock Appreciation Rights to be granted pursuant to each Award, the terms and conditions of each Award, including the restrictions or performance criteria relating to such shares or rights, the purchase price per share, if any, of Restricted Stock and whether Stock Appreciation Rights will be granted alone or in conjunction with an Option;

                           (3)      to construe and interpret the Plan and the
Options and Awards granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final and binding upon the Company or a Subsidiary, the Optionees and the Grantees, as the case may be;

                           (4)      to determine  the  duration and purposes
for leaves of absence which may be granted to an Optionee or Grantee without constituting a termination of employment or service for purposes of the Plan; and

                           (5)      generally,  to exercise  such powers and to
perform such acts as are deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

         4.       Stock Subject to Plan.

                  (a) The maximum number of Shares that may be issued or transferred pursuant to all Options and Awards under this Plan is 2,768,225 of which not more than 350,976 Shares may be issued or transferred pursuant to Options and/or Awards to any one Eligible Employee. Subject to the foregoing aggregate limitations, the maximum number of Shares (i) that may be issued or transferred pursuant to Options or Awards for Incentive Stock Options, Non-Qualified Stock Options and Stock Appreciation Rights shall be 2,381,723 and (ii) that may be issued or transferred pursuant to Awards of Restricted Stock shall be 386,502. In each case. upon a Change in Capitalization after January 18, 1994, the Shares shall be adjusted to the number and kind of Shares of stock or other securities existing after such Change in Capitalization.
                  The number of Shares set forth herein includes Shares awarded pursuant to all Options and Awards issued or transferred under this Plan prior to the date of the amendment to this section and the number of Shares takes into account all Changes in Capitalization prior to January 18, 1994.

                  (b) Whenever any outstanding Option or portion thereof expires, is cancelled or is otherwise terminated (other than by exercise of the Option or any related Stock Appreciation Right), the shares of Common Stock allocable to the unexercised portion of such Option may again be the subject of Options and Awards hereunder.

                  (c) Whenever any Shares subject to an Award or Option are resold to the Company, or are forfeited for any reason pursuant to the terms of the Plan, such Shares may again be the subject of Options and Awards hereunder.

         5. Eligibility. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those eligible
Employees who will receive Options and/or Awards but no person shall receive any Options or Awards unless he is an employee of the Company or a Subsidiary at the time the Option or Award is granted.

         6. Stock Options. The Committee may grant Options in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. Each Option and Option Agreement shall be subject to the following conditions:

                  (a) Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Option shall be set forth in the Agreement, provided that the purchase price per Share under each Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share at the time the Option is granted (110% in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and under each Nonqualified Stock Option shall not be less than 80% of the Fair Market Value of a Share at the time the Option is granted.

                  (b) Duration. Options granted hereunder shall be for such term as the Committee shall determine, provided that (i) no Incentive Stock Option shall be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and (ii) no Nonqualified Stock Option shall be exercisable after the expiration of ten (10) years and one (1) day from the date it is granted. The Committee may, subsequent to the granting of any Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

                  (c) Non-transferability. No Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his guardian or legal representative. The terms of such Option shall be binding upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

                  (d) Stock Options; Vesting. Subject to Section 6(h) hereof, each Option shall be exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Option Agreement. Unless otherwise provided in the Agreement, to the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires. Upon the death, Disability or Retirement of an Optionee, all Options shall become immediately exercisable. Notwithstanding the foregoing, the Committee may accelerate the exercisability of any Option or portion thereof at any time.

                  (e) Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise in cash, by check, or, at the discretion of the Committee and upon such terms and conditions as the Committee shall approve, by transferring Shares to the Company. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option and the Agreement evidencing any related Stock Appreciation Right to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. Not less than 100 Shares may be purchased at any time upon the exercise of an Option unless the number of Shares so purchased constitutes the total number of Shares then purchasable under the Option.

                  (f) Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee, and (iii) the Optionee's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to] such Shares.

                  (g) Termination of Employment. In the event that an Optionee ceases to be employed by the Company or any Subsidiary, any outstanding Options held by such Optionee shall, unless the Option Agreement evidencing such Option provides otherwise, terminate as follows:

                           (1)      If the Optionee's  termination  of
employment is due to his death or Disability, the Option shall be exercisable for a period of one (1) year following such termination of employment, and shall thereafter terminate; provided, however, that the Company shall have given written notice to the Optionee's designated beneficiary for the Plan as permitted under Section 17(c) or, if there is no designated beneficiary for the Plan, then to the Optionee's spouse, or if such spouse does not survive the Optionee, to the Optionee's designated beneficiaries under the Company's 401(k) plan or group term life insurance plan, within the six (6) months following the Optionee's termination of employment;

                           (2)      If the  Optionee's  termination  of
employment is by the Company or a Subsidiary for Cause or is by the Optionee (other than due to the Optionee's Retirement), the Option shall terminate on the date of the Optionee's termination of employment;

                           (3)      If the Optionee's termination of employment
is due to the Optionee's Retirement, the Option shall be exercisable for the remaining term of the Option and thereafter shall be unaffected by the death or Disability of the Optionee. (An Optionee who exercises his or her Options more than ninety (90) days after the termination of employment due to Retirement shall acknowledge that the Options so exercised will not be Incentive Stock Options.); and

                           (4)      If the  Optionee's  termination  of
employment is for any other reason (including an Optionee's ceasing to be employed by a Subsidiary as a result of the sale of such Subsidiary or an interest in such Subsidiary), the Option shall be exercisable (to the extent exercisable at the time of the Optionee's termination of employment) for a period of ninety (90) days following such termination of employment, and shall thereafter terminate.

                  Notwithstanding the foregoing, the Committee may provide, either at the time an Option is granted or thereafter, that the Option may be exercised after the periods provided for in this Section 6(g), but in no event beyond the term of the Option.

                  (h) Effect of Change in Control. In the event of a Change in Control, (A) all Options outstanding on the date of such Change in Control shall, for a period of sixty (60) days following such Change in Control, become immediately and fully exercisable, and (B) an Optionee will be permitted to surrender for cancellation within sixty (60) days after such Change in Control any Option or portion of an Option which was granted more than six (6) months prior to the date of such surrender, to the extent not yet exercised, and to receive a cash payment in an amount equal to the excess, if any, of (1) in the case of a Nonqualified Stock Option, the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered or (2) in the case of an Incentive Stock Option, the Fair Market Value of the Shares subject to the Option or portion thereof surrendered, over the aggregate purchase price for such Shares under the Option.

                  (i) Substitution and Modification. Subject to the terms of the Plan, the Committee may modify outstanding Options or accept the surrender of outstanding Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of an Option shall alter or impair any rights or obligations under the Option without the Optionee's consent.

         7. Stock Appreciation Rights. The Committee may, in its discretion, either alone or in connection with the grant of an Option, grant Stock Appreciation Rights in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. If granted in connection with an Option, a Stock Appreciation Right shall cover the same shares covered by the Option (or such lesser number of shares as the Committee may determine) and shall, except as provided in this Section 7, be subject to the same terms and conditions as the related Option.

                  (a) Time of Grant. A Stock Appreciation Right may be granted:

                           (i)      at any time if unrelated to an Option; or

                           (ii)     if related to an Option,  either at the
time of grant, or at any time thereafter during the term of the Option.

                  (b)      Stock Appreciation Rights Related to an Option.

                           (i)      Payment.  A Stock  Appreciation Right
granted in connection with an Option shall entitle the holder thereof, upon exercise of the Stock Appreciation Right or any portion thereof, to receive payment of an amount computed pursuant to Section 7(b)(iii).

                           (ii)     Exercise.  Subject to Section  7(f),  a
Stock Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option.

                           (iii)    Amount  Payable.  Except  as  otherwise
provided in Section 7(g), upon the exercise of Stock Appreciation Right related to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date of exercise of such Stock Appreciation Right over the per Share purchase price under the related Option, by (B) the number of Shares as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

                           (iv)     Treatment of Related  Options and Stock
Appreciation  Rights Upon Exercise.  Except as provided in Section  7(b)(v),
(A) upon the exercise of a Stock Appreciation Right granted in connection with an Option, the Option shall be cancelled to the extent of the number of Shares as to which the Stock Appreciation Right is exercised and (B) upon the exercise of an Option granted in connection with a Stock Appreciation Right or the surrender of such Option pursuant to Section 6(h), the Stock Appreciation Right shall be cancelled to the extent of the number of Shares as to which the Option is exercised or surrendered.

                           (v)     Simultaneous  Exercise of Stock Appreciation
Right and Option. The Committee may provide, either at the time a Stock Appreciation Right is granted in connection with a Nonqualified Stock Option or thereafter during the term of the Stock Appreciation Right, that, subject to Section 7(f), upon exercise of such Option or the surrender of the Option pursuant to Section 6(h), the Stock Appreciation Right shall automatically be deemed to be exercised to the extent of the number of Shares as to which the Option is exercised or surrendered. In such event, the Grantee shall be entitled to receive the amount described in Section 7(b)(iii) or 7(g) hereof, as the case may be (or some percentage of such amount if so provided in the Agreement evidencing the Stock Appreciation Right), in addition to the Shares acquired or cash received pursuant to the exercise or surrender of the Option. If a Stock Appreciation Right Agreement contains an automatic exercise provision described in this Section 7(b)(v) and the Option or any portion thereof to which it relates is exercised within six (6) months from the date the Stock Appreciation Right is granted, such automatic exercise provision shall not be effective with respect to that exercise of the Option. The inclusion in an Agreement evidencing a Stock Appreciation Right of a provision described in this Section 7(b)(v) may be in addition to and not in lieu of the right to exercise the Stock Appreciation Right as otherwise provided herein and in the Agreement.

                  (c) Stock Appreciation Rights Unrelated to an Option. The Committee may grant to Eligible Employees Stock Appreciation Rights unrelated to Options. Stock Appreciation Rights unrelated to Options shall contain such terms and conditions as to exercisability, vesting and duration as the Committee shall determine, but in no event shall they have a term of greater than ten (10) years. Upon the death, Disability or Retirement of a Grantee, all Stock Appreciation Rights shall become immediately exercisable. Upon the death or Disability of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of one (1) year following such termination of employment, and shall thereafter terminate. Upon the Retirement of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of ninety (90) days following such termination of employment, and shall thereafter terminate. Except as otherwise provided in Section 7(g), the amount payable upon exercise of such Stock Appreciation Rights shall be determined in accordance with Section 7(b)(iii), except that "Fair Market Value of a Share on the date of the grant of the Stock Appreciation Right"shall be substituted for "purchase price under the related Option."

                  (d) Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreements to the Grantee.

                  (e) Form of Payment. Payment of the amount determined under Sections 7(b)(iii) or 7(c), may be made solely in whole shares of Common Stock in a number determined at their Fair Market Value on the date of exercise of the Stock Appreciation Right or, alternatively, at the sole discretion of the Committee, solely in cash, or in a combination of cash and Shares as the Committee deems advisable. In the event that a Stock Appreciation Right is exercised within the sixty-day period following a Change in Control, any amount payable shall be solely in cash. If the Committee decides to make full payment in Shares, and the amount payable results in a fractional Share, payment for the fractional Share will be made in cash. Notwithstanding the foregoing, no payment in the form of cash may be made upon the exercise of a Stock Appreciation Right pursuant to Section 7(b)(iii) or 7(c) to an officer of the Company or a Subsidiary who is subject to Section 16(b) of the Exchange Act, unless the exercise of such Stock Appreciation Right is made during the period beginning on the third business day and ending on the twelfth business day following the date of release for publication of the Company's quarterly or annual statements of earnings.

                  (f) Restrictions. No Stock Appreciation Right may be exercised before the date six (6) months after the date it is granted, except in the event that the death or Disability of the Grantee occurs before the expiration of the six-month period.

                  (g) Effect of Change in Control. In the event of a Change in Control, subject to Section 7(f), all Stock Appreciation Rights shall, for a period of sixty (60) days following such Change in Control, become immediately and fully exercisable. Notwithstanding
Sections 7(b)(iii) and 7(c), upon the exercise, during the sixty (60) day period following a Change in Control, of a Stock Appreciation Right (other than a Stock Appreciation Right granted in connection with an Incentive Stock Option) or any portion thereof, the amount payable shall be determined by reference to the Adjusted Fair Market Value (rather than by reference to the Fair Market Value) of the Shares on the date of such exercise.

         8. Restricted Stock. The Committee may grant Awards of Restricted Stock which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may require and (without limiting the generality of the foregoing) such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the following terms and provisions:

                  (a)      Rights of Grantee.

                           (i)      Shares of Restricted  Stock granted
pursuant to an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted and the purchase price, if any, is paid by the Grantee, provided that the Grantee has executed an Agreement evidencing the Award, an Escrow Agreement, appropriate blank stock powers and any other documents which the Committee, in its absolute discretion, may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, an Escrow Agreement or appropriate blank stock powers or shall fail to pay the purchase price, if any, for the Restricted Stock, the Award shall be null and void. Shares issued in connection with a Restricted Stock Award, together with the stock powers, shall be deposited with the Escrow Agent. Except as restricted by the terms of the Agreement, upon the delivery of the Shares to the Escrow Agent, the Grantee shall have all of the rights of a stockholder with respect to such Shares, including the right to vote the shares and to receive, subject to Section 8(d), all dividends or other distributions paid or made with respect to the Shares.

                           (ii)     If a Grantee  receives  rights or warrants
with respect to any Shares which were awarded to him as Restricted Stock, such rights or warrants or any Shares or other securities he acquires by the exercise of such rights or warrants may be held, exercised, sold or otherwise disposed of by the Grantee free and clear of the restrictions and obligations provided by this Plan.

                  (b) Non-transferability. Until any restrictions upon the Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in Section 8(c), such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee. Upon the termination of employment of the Grantee, all of such Shares with respect to which restrictions have not lapsed shall be resold by the Grantee to the Company at the same price paid by the Grantee for such Shares or shall be forfeited and automatically transferred to and reacquired by the Company at no cost to the Company if no purchase price had been paid for such Shares. The Committee may also impose such other restrictions and conditions on the Shares as it deems appropriate.

                  (c)      Lapse of Restrictions.

                           (i)      Restrictions  upon Shares of Restricted
Stock awarded hereunder shall lapse at such time or times and on such terms, conditions and satisfaction of performance criteria as the Committee may determine; provided, however, that the restrictions upon such Shares shall lapse only if the Grantee on the date of such lapse is then and has continuously been an employee of the Company or a Subsidiary from the date the Award was granted, or unless the Committee sets a later date for the lapse of such restrictions.

                           (ii)     In the event of a Change in Control,  all
restrictions upon any Shares of Restricted Stock shall lapse immediately and all such Shares shall become fully vested in the Grantee thereof.

                           (iii)    In the event of  termination  of
employment as a result of death, Disability or Retirement of a Grantee, all restrictions upon Shares of Restricted Stock awarded to such Grantee shall thereupon immediately lapse. The Committee may also decide at any time in its absolute discretion and on such terms and conditions as it deems appropriate, to remove or modify the restrictions upon Shares of Restricted Stock awarded hereunder, unless the Committee sets a later date for the lapse of such restrictions.

                  (d) Treatment of Dividends. At the time of an Award of Shares of Restricted Stock, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on Shares of Restricted Stock by the Company shall be deferred until the earlier to occur of (i) the lapsing of the restrictions imposed upon such Shares, in which case such dividends shall be paid over to the Grantee, or (ii) the forfeiture of such Shares under Section 8(b) hereof, in which case such dividends shall be forfeited to the Company, and such dividends shall be held by the Company for the account of the Grantee until such time. In the event of such deferral, interest shall be credited on the amount of such dividends held by the Company for the account of the Grantee from time to time at such rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends, together with interest accrued thereon as aforesaid, shall be made upon the earlier to occur of the events specified in (i) and (ii) of the immediately preceding sentence, in the manner specified therein.

                  (e) Delivery of Shares. When the restrictions imposed hereunder and in the Plan expire or have been cancelled with respect to one or more shares of Restricted Stock, the Company shall notify the Grantee and the Escrow Agent of same. The Escrow Agent shall then return the certificate covering the Shares of Restricted Stock to the Company and upon receipt of such certificate the Company shall deliver to the Grantee (or such Grantee's legal representative, beneficiary or heir) a certificate for a number of shares of Common Stock, without any legend or restrictions (except those required by any federal or state securities laws), equivalent to the number of Shares of Restricted Stock for which restrictions have been cancelled or have expired. A new certificate covering Shares of Restricted Stock previously awarded to the Grantee which remain restricted shall be issued to the Grantee and held by the Escrow Agent and the Agreement, as it relates to such shares, shall remain in effect.

         9.       Loans.

                  (a) The Company or any Subsidiary may make loans to a Grantee or Optionee in connection with the purchase of Shares pursuant to an Award or in connection with the exercise of an Option, subject to the following terms and conditions and such other terms and conditions not inconsistent with the Plan, including the rate of interest, if any, as the Committee shall impose from time to time.

                  (b)      No loan made under the Plan shall exceed the sum of
(i) the aggregate purchase price payable pursuant to the Option or Award with respect to which the loan is made, plus (ii) the amount of the reasonably estimated income taxes payable by the Optionee or Grantee with respect to the Option or Award. In no event may any such loan exceed the Fair Market Value, at the date of exercise, of any such Shares.

                  (c)      No loan shall have an initial term  exceeding ten
(10) years; provided, that loans under the Plan shall be renewable at the discretion of the Committee; and provided, further, that the indebtedness under each loan shall become due and payable, as the case may be, on a date no later than (i) one (1) year after termination of the Optionee's or Grantee's employment due to death, retirement or Disability, or (ii) the date of termination of the Optionee's or Grantee's employment for any reason other than death, retirement or Disability.

                  (d) Loans under the Plan may be satisfied by an Optionee or Grantee, as determined by the Committee, in cash or, with the consent of the Committee, in whole or in part by the transfer to the Company of Shares whose Fair Market Value on the date of such payment is equal to the cash amount for which such Shares are transferred.

                  (e) A loan shall be secured by a pledge of Shares with a Fair Market Value of not less than the principal amount of the loan. After partial repayment of a loan, pledged shares no longer required as security may be released to the Optionee or Grantee.

                  (f) Every loan shall meet all applicable laws, regulations and rules of the Federal Reserve Board and any other governmental agency having jurisdiction.

         10.      Adjustment Upon Changes in Capitalization.

                  (a) In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the maximum number and class of shares of stock with respect to which Options or Awards may be granted under the Plan, the number and class of shares as to which Options or Awards have been granted under the Plan, and the purchase price therefor, if applicable.

                  (b) Any such adjustment in the Shares or other securities subject to outstanding Incentive Stock Options (including any adjustments in the purchase price) shall be made in such manner as not to constitute a modification as defined by Section 425(h)(3) of the Code and only to the extent otherwise permitted by Sections 422A and 425 of the Code.

                  (c) If, by reason of a Change in Capitalization, a Grantee of an Award shall be entitled to new, additional or different shares of stock or securities (other than rights or warrants to purchase securities), such new additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the Shares or units pursuant to the Award prior to such Change in Capitalization.

         11. Effect of Certain Transactions. In the event of (i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation or (iii) the sale or disposition of all or substantially all of the Company's assets, the Plan and the Options and Awards issued hereunder shall terminate on the effective date of such transaction, unless provision is made in connection with such transaction for the assumption of Options or Awards theretofore granted under the Plan, or the substitution for such Options or Awards of new options or awards of the Successor Corporation, with appropriate adjustment as to the number and kind of shares and the purchase price for shares thereunder.

         12. Release of Financial Information. A copy of the Company's annual report to stockholders shall be delivered to each Optionee and Grantee at the time such report is distributed to the Company's stockholders. Upon request the Company shall furnish to each Optionee and Grantee a copy of its most recent annual report and each quarterly report and current report filed under the Exchange Act, since the end of the Company's prior fiscal year.

         13. Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth anniversary of its effective date and no Option or Award may be granted thereafter. The Board may sooner terminate or amend the Plan at any time, and from time to time; provided, however, that, except as provided in Sections 10 and 11 hereof, no amendment shall be effective unless approved by the stockholders of the Company in accordance with applicable law and regulations at an annual or special meeting held within twelve months before or after the date of adoption of such amendment, where such amendment will:

                  (a) increase the number of Shares as to which Options or Awards may be granted under the Plan;

                  (b) change the class of persons eligible to participate in the Plan;

                  (c) change the minimum purchase price of Shares pursuant to Options or Awards as provided herein;

                  (d) extend the maximum period for granting or exercising Options provided herein; or

                  (e) otherwise materially increase the benefits accruing to Eligible Employees under the Plan.

         Except as provided in Sections 10 and 11 hereof, rights and obligations under any Option or Award granted before any amendment of the Plan shall not be altered or impaired by such amendment, except with the consent of the Optionee or Grantee, as the case may be.

         14. Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

         15. Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to;

                  (a) give any person any right to be granted an Option or Award other than at the sole discretion of the Committee;

                  (b) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

                  (c) limit in any way the right of the Company to terminate the employment of any person at any time; or

                  (d) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person in any particular position at any particular rate of compensation or for any particular period of time.

         16.      Regulations and Other Approvals; Governing Law.

                  (a) This Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of New Jersey without giving effect to the choice of law principles thereof, except to the extent that such law is preempted by federal law.

                  (b) The obligation of the Company to sell or deliver Shares with respect to Options and Awards granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

                  (c) The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such Rule shall be inoperative and shall not affect the validity of the Plan.

                  (d) Except as otherwise provided in Section 13, the Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority or to obtain for Eligible Employees granted Incentive Stock Options the tax benefits under the applicable provisions of the Code and regulations promulgated thereunder.

                  (e) Each Option and Award is subject to the requirement that, if at any time the Committee determines, in its absolute discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or the issuance of Shares, no Options shall be granted or payment made or Shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions unacceptable to the Committee.

                  (f) In the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, or regulations thereunder, and the Committee may require any individual receiving Shares pursuant to the Plan, as a condition precedent to receipt of such Shares (including upon exercise of an Option), to represent to the Company in writing that the Shares acquired by such individual are acquired for investment only and not with a view to distribution.

         17.      Miscellaneous.

                  (a) Multiple Agreements. The terms of each Option or Award may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee. The grant of multiple Options and/or Awards may be evidenced by a single Agreement or multiple Agreements, as determined by the Committee.

                  (b) Withholding of Taxes. The Company shall have the right to deduct from any distribution of cash to any Optionee or Grantee an amount equal to the federal, state and local income taxes and other amounts required by law to be withheld with respect to any Option or Award. Notwithstanding anything to the contrary contained herein, if an Optionee or Grantee is entitled to receive Shares upon exercise of an Option or pursuant to an Award, the Company shall have the right to require such Optionee or Grantee, prior to the delivery of such Shares, to pay to the Company the amount of any federal, state or local income taxes and other amounts which the Company is required by law to withhold. The Agreement evidencing any Incentive Stock Options granted under this Plan shall provide that if the Optionee makes a disposition, within the meaning of
Section 425(c) of the Code and regulations promulgated thereunder, of any Share or Shares issued to him or her pursuant to his or her exercise of the Incentive Stock Option within the two-year period commencing on the day after the date of grant of such Option or within the one-year period commencing on the day after the date of transfer of the Share or Shares to the Optionee pursuant to the exercise of such Option, he or she shall, within ten (10) days of such disposition, notify the Company thereof and immediately deliver to the Company any amount of federal income tax withholding required by law.

                  (c) Designation of Beneficiary. Each Optionee and Grantee may, with the consent of the Committee, designate a person or persons to receive in the event of his/her death, any Option or Award or any amount payable pursuant thereto, to which he/she would then be entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing. If an Optionee fails effectively to designate a beneficiary, then his/her estate will be deemed to be the beneficiary.

         18. Effective Date. The effective date of the Plan shall be the date of its adoption by the Board, subject only to the approval by the affirmative vote of a majority of the votes eligible to be cast at a meeting of stockholders to be held within twelve (12) months of such adoption.

                                                               Exhibit (10)C


                                    VALLEY NATIONAL BANCORP
                             1999 LONG-TERM STOCK INCENTIVE PLAN
                          (Adopted by Directors January 19, 1999)
                           Adopted by Shareholders April 7, 1999)
                          (As Amended by Directors April 6, 2000)
                           (As Amended by Directors May 1, 2001)
                  (As Clarified by Directors through June 19, 2001)


         Purpose. The purpose of the Plan is to provide additional incentive to those officers and key employees of the Company and its Subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company and its Subsidiaries, to motivate such officers and employees to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. To accomplish such purposes, the Plan provides that the Company may grant Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards and Stock Appreciation Rights.

         Definitions.  For purposes of this Plan:

"Agreement" means the written agreement between the Company and an Optionee or Grantee evidencing the grant of an Option or Award and setting forth the terms and conditions thereof.

"Award" means a grant of Restricted Stock or Stock Appreciation Rights, or either or both of them.

"Bank" means Valley National Bank, a Subsidiary.

"Board" means the Board of Directors of the Company.

"Cause" means the willful failure by an Optionee or Grantee to perform his duties with the Company or with any Subsidiary or the willful engaging in conduct which is injurious to the Company or any Subsidiary, monetarily or otherwise.

"Change in Capitalization" means any increase, reduction, change or exchange of Shares for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, issuance of warrants or rights, stock dividend, stock split or reverse stock split, combination or exchange of shares, repurchase of shares, change in corporate structure or otherwise.

"Change in Control" means any of the following events: (i) when the Company or a Subsidiary acquires actual knowledge that any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an affiliate of the Company or a Subsidiary or an employee benefit plan established or maintained by the Company, a Subsidiary or any of their respective affiliates, is or becomes the beneficial owner (as defined in Rule 13d-3 of the Exchange Act) directly or indirectly, of securities of the Company representing more than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities (a "Control Person"),
(ii) upon the first purchase of the Company's common stock pursuant to a tender or exchange offer (other than a tender or exchange offer made by the Company, a Subsidiary or an employee benefit plan established or maintained by the Company, a Subsidiary or any of their respective affiliates),
(iii) upon the approval by the Company's shareholders of (A) a merger or consolidation of the Company with or into another corporation (other than a merger or consolidation which is approved by at least two-thirds of the Continuing Directors (as hereinafter defined) or the definitive agreement for which provides that at least two-thirds of the directors of the surviving or resulting corporation immediately after the transaction are Continuing Directors (in either case, a "Non-Control Transaction")), (B) a sale or disposition of all or substantially all of the Company's assets or (C) a plan of liquidation or dissolution of the Company, (iv) if during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board (the "Continuing Directors") cease for any reason to constitute at least two-thirds thereof or, following a Non-Control Transaction, two-thirds of the board of directors of the surviving or resulting corporation; provided that any individual whose election or nomination for election as a member of the Board (or, following a Non-Control Transaction, the board of directors of the surviving or resulting corporation) was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director, or
(v) upon a sale of (A) common stock of the Bank if after such sale any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) other than the Company, an employee benefit plan established or maintained by the Company or a Subsidiary, or an affiliate of the Company or a Subsidiary, owns a majority of the Bank's common stock or (B) all or substantially all of the Bank's assets (other than in the ordinary course of business). No person shall be considered a Control Person for purposes of clause (i) above if (A) such person is or becomes the beneficial owner, directly or indirectly, of more than ten percent (10%) but less than twenty-five percent (25%) of the combined voting power of the Company's then outstanding securities if the acquisition of all voting securities in excess of ten percent (10%) was approved in advance by a majority of the Continuing Directors then in office or (B) such person acquires in excess of ten percent (10%) of the combined voting power of the Company's then outstanding voting securities in violation of law and by order of a court of competent jurisdiction, settlement or otherwise, disposes or is required to dispose of all securities acquired in violation of law.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means a committee consisting solely of two (2) or more directors who are Non-Employee Directors (as defined in Rule 16b-3 of the Exchange Act as it may be amended from time to time) of the Company and outside directors as defined pursuant to Section 162(m) of the Code (as it may be amended from time to time) appointed by the Board to administer the Plan and to perform the functions set forth herein. Directors appointed by the Board to the Committee shall have the authority to act notwithstanding the failure to be so qualified.

"Company" means Valley National Bancorp, a New Jersey corporation.

"Disability" means the condition which results when an individual has become permanently and totally disabled within the meaning of
Section 105(d)(4) of the Code.

"Eligible Employee" means any officer or other key employee of the Company or a Subsidiary designated by the Committee as eligible to receive Options or Awards subject to the conditions set forth herein.

"Escrow Agent" means the escrow agent under the Escrow Agreement, designated by the Committee.

"Escrow Agreement" means an agreement between the Company, the Escrow Agent and a Grantee, in the form specified by the Committee, under which shares of Restricted Stock awarded pursuant hereto shall be held by the Escrow Agent until either (a) the restrictions relating to such shares expire and the shares are delivered to the Grantee or (b) the Company reacquires the shares pursuant hereto and the shares are delivered to the Company.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Fair Market Value" means the fair market value of the Shares as determined by the Committee in its sole discretion; provided, however, that (A) if the Shares are admitted to quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or other comparable quotation system and have been designated as a National Market System ("NMS") security, Fair Market Value on any date shall be the last sale price reported for the Shares on such system on such date or on the last day preceding such date on which a sale was reported, (B) if the Shares are admitted to quotation on NASDAQ and have not been designated a NMS security, Fair Market Value on any date shall be the average of the highest bid and lowest asked prices of the Shares on such system on such date, or (C) if the Shares are admitted to trading on a national securities exchange, Fair Market Value on any date shall be the last sale price reported for the Shares on such exchange on such date or on the last date preceding such date on which a sale was reported.

"Grantee" means a person to whom an Award has been granted under the Plan.

"Incentive Stock Option" means an Option within the meaning of Section 422 of the Code.

"Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

"Option" means an Incentive Stock Option, a Nonqualified Stock Option, or either or both of them.

"Optionee" means a person to whom an Option has been granted under the Plan.

"Parent" means any corporation in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock of one of the other corporations in such chain.

"Plan" means the Valley National Bancorp 1999 Long-Term Stock Incentive Plan as set forth in this instrument and as it may be amended from time to time.

"Restricted Stock" means Shares issued or transferred to an Eligible Employee which are subject to restrictions as provided in Section 8 hereof.

                  (aa) "Retirement" means the retirement from active employment by the Company of an employee or officer but only if such person meets all of the following requirements: (i) he has a minimum combined total of years of service and age equal to eighty (80), (ii) he is age sixty-two (62) or older, and (iii) he provides six (6) months prior written notice to the Company of the retirement. "Years of Service" shall be defined the same way as it is under Valley's pension plan, provided that for this purpose years of service will mean only employment by the Company, and will not include employment by any company or entity acquired by the Company for the period prior to its acquisition by the Company. An employee or officer who retires but fails to meet such conditions shall not be deemed to be within the definition of "Retirement" for any purpose under this Plan or any Award or Option granted thereunder; provided, however, after a Change in Control transaction, no prior notice of a Retirement shall be required for purposes of this Plan only and any Optionee (as defined in the Plan) who meets the conditions of clauses (i) and (ii), but is terminated without Cause, shall be deemed to meet all the conditions for Retirement for purposes of the Plan only and shall be deemed to have terminated employment due to Retirement for purposes of this Plan only.

                  (ab) "Shares" means the common stock, no par value, of the Company (including any new, additional or different stock or securities resulting from a Change in Capitalization).

                  (ac) "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of shares of Common Stock as provided in Section 7 hereof.

                  (ad) "Subsidiary" means any corporation in an unbroken chain of corporations, beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                  (ae) "Successor Corporation" means a corporation, or a parent or subsidiary thereof, which issues or assumes a stock option in a transaction to which Section 425(a) of the Code applies.

                  (af) "Ten-Percent Shareholder" means an eligible Employee, who, at the time an Incentive Stock Option is to be granted to him, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, a Parent or a Subsidiary within the meaning of
Section 422(b)(6) of the Code.

         Administration.

The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum and a majority of a quorum may authorize any action. Each member of the Committee shall be a Non-Employee Director (as defined in Rule 16b-3 of the Exchange Act as it may be amended from time to time) and an outside director as defined pursuant to Section 162(m) of the Code as it may be amended from time to time. No failure to be so qualified shall invalidate any Option or Award or any action or inaction under the Plan. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan, the Options or the Awards, and all members of the Committee shall be fully indemnified by the Company with respect to any such action, determination or interpretation.

                  Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

to determine those Eligible Employees to whom Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Options to be granted to each eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Option, including the purchase price per share of each Option;

to select those Eligible Employees to whom Awards shall be granted under the Plan and to determine the number of shares of Restricted Stock and/or Stock Appreciation Rights to be granted pursuant to each Award, the terms and conditions of each Award, including the restrictions or performance criteria relating to such shares or rights, the purchase price per share, if any, of Restricted Stock and whether Stock Appreciation Rights will be granted alone or in conjunction with an Option;

to construe and interpret the Plan and the Options and Awards granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final and binding upon the Company or a Subsidiary, the Optionees and the Grantees, as the case may be;

to determine the duration and purposes for leaves of absence which may be granted to an Optionee or Grantee without constituting a termination of employment or service for purposes of the Plan; and

generally, to exercise such powers and to perform such acts as are deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

         Stock Subject to Plan.

  The maximum number of Shares that may be issued or transferred pursuant to all Options and Awards under this Plan is 2,756,250 of which not more than 275,625 Shares may be issued or transferred pursuant to Options and/or Awards to any one Eligible Employee. Subject to the foregoing aggregate limitations, the maximum number of Shares (i) that may be issued or transferred pursuant to Options or Awards for Incentive Stock Options, Non-Qualified Stock Options and Stock Appreciation Rights shall be 2,205,000 and (ii) that may be issued or transferred pursuant to Awards of Restricted Stock shall be 551,256. In each case, upon a Change in Capitalization after the adoption of this Plan by the Board on January 19, 1999, the Shares shall be adjusted to the number and kind of Shares of stock or other securities existing after such Change in Capitalization.

                  The number of Shares set forth herein includes Shares awarded pursuant to all Options and Awards issued or transferred under this Plan prior to the date of the amendment to this section and the number of Shares takes into account all Changes in Capitalization prior to January 18, 1999.

Whenever any outstanding Option or portion thereof expires, is cancelled or is otherwise terminated (other than by exercise of the Option or any related Stock Appreciation Right), the shares of Common Stock allocable to the unexercised portion of such Option may again be the subject of Options and Awards hereunder.

Whenever any Shares subject to an Award or Option are resold to the Company, or are forfeited for any reason pursuant to the terms of the Plan, such Shares may again be the subject of Options and Awards hereunder.

         Eligibility. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those Eligible Employees who will receive Options and/or Awards but no person shall receive any Options or Awards unless he is an employee of the Company or a Subsidiary at the time the Option or Award is granted.

         Stock Options. The Committee may grant Options in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. Each Option and Option Agreement shall be subject to the following conditions:

Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Option shall be set forth in the Agreement, provided that the purchase price per Share under each Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share at the time the Option is granted (110% in the case of an Incentive Stock Option granted to a Ten-Percent Shareholder) and under each Nonqualified Stock Option shall not be less than 80% of the Fair Market Value of a Share at the time the Option is granted.

Duration. Options granted hereunder shall be for such term as the Committee shall determine, provided that (i) no Incentive Stock Option shall be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Shareholder) and (ii) no Nonqualified Stock Option shall be exercisable after the expiration of ten (10) years and one (1) day from the date it is granted. The Committee may, subsequent to the granting of any Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

Non-Transferability. No Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his guardian or legal representative. The terms of such Option shall be binding upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

Stock Options; Vesting. Subject to Section 6(h) hereof, each Option shall be exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Option Agreement. Unless otherwise provided in the Agreement, to the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires. Upon the death, Disability or Retirement of an Optionee, all Options shall become immediately exercisable. Notwithstanding the foregoing, the Committee may accelerate the exercisability of any Option or portion thereof at any time.

Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise in cash, by check, or, at the discretion of the Committee and upon such terms and conditions as the Committee shall approve, by transferring Shares to the Company. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option and the Agreement evidencing any related Stock Appreciation Right to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. Not less than 100 Shares may be purchased at any time upon the exercise of an Option unless the number of Shares so purchased constitutes the total number of Shares then purchasable under the Option.

Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee, and (iii) the Optionee's name shall have been entered as a shareholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

Termination of Employment. In the event that an Optionee ceases to be employed by the Company or any Subsidiary, any outstanding Options held by such Optionee shall, unless the Option Agreement evidencing such Option provides otherwise, terminate as follows:

                           If the Optionee's termination of employment is due to his death or Disability, the Option shall be exercisable for a period of one (1) year following such termination of employment, and shall thereafter terminate; provided, however, that the Company shall have given written notice to the Optionee's designated beneficiary for the Plan as permitted under Section 17(c) or, if there is no designated beneficiary for the Plan, then to the Optionee's spouse, or if such spouse does not survive the Optionee, to the Optionee's designated beneficiaries under the Company's 401(k) plan or group term life insurance plan, within the six (6) months following the Optionee's termination of employment;

                           If the Optionee's termination of employment is by the Company or a Subsidiary for Cause or is by the Optionee (other than due to the Optionee's Retirement), the Option shall terminate on the date of the Optionee's termination of employment;

                           If the termination of employment is due to the Optionee's Retirement, the Option shall be exercisable for the remaining term of the Option and thereafter shall be unaffected by the death or disability of the Optionee. (An Optionee who exercises his or her Options more than 90 days after the termination of employment due to Retirement shall acknowledge that the Options so exercised will not be Incentive Stock Options.); and

                           If the Optionee's termination of employment is for any other reason (including an Optionee's ceasing to be employed by a Subsidiary as a result of the sale of such Subsidiary or an interest in such Subsidiary), the Option (to the extent exercisable at the time of the Optionee's termination of employment) shall be exercisable for a period of ninety (90) days following such termination of employment, and shall thereafter terminate.

         Notwithstanding the foregoing, the Committee may provide, either at the time an Option is granted or thereafter, that the Option may be exercised after the periods provided for in this Section 6(g), but in no event beyond the term of the Option.

Effect of Change in Control. In the event of a Change in Control, all Options outstanding on the date of such Change in Control shall become immediately and fully exercisable.

Substitution and Modification. Subject to the terms of the Plan, the Committee may modify outstanding Options or accept the surrender of outstanding Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of an Option shall alter or impair any rights or obligations under the Option without the Optionee's consent, except as provided for in this Plan or the Agreement.

         Stock Appreciation Rights. The Committee may, in its discretion, either alone or in connection with the grant of an Option, grant Stock Appreciation Rights in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. If granted in connection with an Option, a Stock Appreciation Right shall cover the same shares covered by the Option (or such lesser number of shares as the Committee may determine) and shall, except as provided in this Section 7, be subject to the same terms and conditions as the related Option.

Time of Grant.  A Stock Appreciation Right may be granted:

                           (i)      at any time if unrelated to an Option; or

                           (ii)     if related to an Option,  either at the
time of grant, or at any time thereafter during the term of the Option.

Stock Appreciation Rights Related to an Option.

                           Payment.  A Stock Appreciation Right granted in
connection with an Option shall entitle the holder thereof, upon exercise of the Stock Appreciation Right or any portion thereof, to receive payment of an amount computed pursuant to Section 7(b)(iii).

                           Exercise.  Subject to Section 7(f), a Stock
Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option.

                           Amount  Payable.  Except as otherwise  provided in
Section 7(g), upon the exercise of Stock Appreciation Right related to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date of exercise of such Stock Appreciation Right over the per Share purchase price under the related Option, by (B) the number of Shares as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

                           Treatment of Related  Options and Stock
Appreciation  Rights Upon Exercise.  Except as provided in Section 7(b)(v),
(A) upon the exercise of a Stock Appreciation Right granted in connection with an Option, the Option shall be cancelled to the extent of the number of Shares as to which the Stock Appreciation Right is exercised and (B) upon the exercise of an Option granted in connection with a Stock Appreciation Right or the surrender of such Option pursuant to Section 6(h), the Stock Appreciation Right shall be cancelled to the extent of the number of Shares as to which the Option is exercised or surrendered.

                           Simultaneous  Exercise of Stock  Appreciation  Right
and Option. The Committee may provide, either at the time a Stock Appreciation Right is granted in connection with a Nonqualified Stock Option or thereafter during the term of the Stock Appreciation Right, that, subject to Section 7(f), upon exercise of such Option or the surrender of the Option pursuant to Section 6(h), the Stock Appreciation Right shall automatically be deemed to be exercised to the extent of the number of Shares as to which the Option is exercised or surrendered. In such event, the Grantee shall be entitled to receive the amount described in Section 7(b)(iii) or 7(g) hereof, as the case may be (or some percentage of such amount if so provided in the Agreement evidencing the Stock Appreciation Right), in addition to the Shares acquired or cash received pursuant to the exercise or surrender of the Option. If a Stock Appreciation Right Agreement contains an automatic exercise provision described in this Section 7(b)(v) and the Option or any portion thereof to which it relates is exercised within six (6) months from the date the Stock Appreciation Right is granted, such automatic exercise provision shall not be effective with respect to that exercise of the Option. The inclusion in an Agreement evidencing a Stock Appreciation Right of a provision described in this Section 7(b)(v) may be in addition to and not in lieu of the right to exercise the Stock Appreciation Right as otherwise provided herein and in the Agreement.

Stock Appreciation Rights Unrelated to an Option. The Committee may grant to Eligible Employees Stock Appreciation Rights unrelated to Options. Stock Appreciation Rights unrelated to Options shall contain such terms and conditions as to exercisability, vesting and duration as the Committee shall determine, but in no event shall they have a term of greater than ten (10) years. Upon the death, Disability or Retirement of a Grantee, all Stock Appreciation Rights shall become immediately exercisable. Upon the death or Disability of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of one (1) year following such termination of employment, and shall thereafter terminate. Upon the Retirement of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of ninety (90) days following such termination of employment, and shall thereafter terminate. Except as otherwise provided in Section 7(g), the amount payable upon exercise of such Stock Appreciation Rights shall be determined in accordance with
Section 7(b)(iii), except that "Fair Market Value of a Share on the date of the grant of the Stock Appreciation Right" shall be substituted for "purchase price under the related Option."

Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreements to the Grantee.

Form of Payment. Payment of the amount determined under Sections 7(b)(iii) or 7(c), may be made solely in whole shares of Common Stock in a number determined at their Fair Market Value on the date of exercise of the Stock Appreciation Right or, alternatively, at the sole discretion of the Committee, solely in cash, or in a combination of cash and Shares as the Committee deems advisable. In the event that a Stock Appreciation Right is exercised within the sixty-day period following a Change in Control, any amount payable shall be solely in cash. If the Committee decides to make full payment in Shares, and the amount payable results in a fractional Share, payment for the fractional Share will be made in cash.
Notwithstanding the foregoing, no payment in the form of cash may be made upon the exercise of a Stock Appreciation Right pursuant to Section 7(b)(iii) or 7(c) to an officer of the Company or a Subsidiary who is subject to Section 16(b) of the Exchange Act, unless the exercise of such Stock Appreciation Right is made during the period beginning on the third business day and ending on the twelfth business day following the date of release for publication of the Company's quarterly or annual statements of earnings.

Restrictions. No Stock Appreciation Right may be exercised before the date six (6) months after the date it is granted, except in the event that the death or Disability of the Grantee occurs before the expiration of the six-month period.

Effect of Change in Control. In the event of a Change in Control, subject to Section 7(f), all Stock Appreciation Rights shall become immediately and fully exercisable.

         Restricted Stock. The Committee may grant Awards of Restricted Stock which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may require and (without limiting the generality of the foregoing) such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the following terms and provisions:

Rights of Grantee.

                           Shares of  Restricted  Stock  granted  pursuant  to
an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted and the purchase price, if any, is paid by the Grantee, provided that the Grantee has executed an Agreement evidencing the Award, an Escrow Agreement, appropriate blank stock powers and any other documents which the Committee, in its absolute discretion, may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, an Escrow Agreement or appropriate blank stock powers or shall fail to pay the purchase price, if any, for the Restricted Stock, the Award shall be null and void. Shares issued in connection with a Restricted Stock Award, together with the stock powers, shall be deposited with the Escrow
Agent. Except as restricted by the terms of the Agreement, upon the delivery of the Shares to the Escrow Agent, the Grantee shall have all of the rights of a shareholder with respect to such Shares, including the right to vote the shares and to receive, subject to Section 8(d), all dividends or other distributions paid or made with respect to the Shares.

                           If a Grantee receives rights or warrants with
respect to any Shares which were awarded to him as Restricted Stock, such rights or warrants or any Shares or other securities he acquires by the exercise of such rights or warrants may be held, exercised, sold or otherwise disposed of by the Grantee free and clear of the restrictions and obligations provided by this Plan.

Non-Transferability. Until any restrictions upon the Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in
Section 8(c), such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee. Upon the termination of employment of the Grantee, all of such Shares with respect to which restrictions have not lapsed shall be resold by the Grantee to the Company at the same price paid by the Grantee for such Shares or shall be forfeited and automatically transferred to and reacquired by the Company at no cost to the Company if no purchase price had been paid for such Shares. The Committee may also impose such other restrictions and conditions on the Shares as it deems appropriate.

Lapse of Restrictions.

                           Restrictions  upon Shares of Restricted  Stock
awarded hereunder shall lapse at such time or times and on such terms, conditions and satisfaction of performance criteria as the Committee may determine; provided, however, that the restrictions upon such Shares shall lapse only if the Grantee on the date of such lapse is then and has continuously been an employee of the Company or a Subsidiary from the date the Award was granted, or unless the Committee sets a later date for the lapse of such restrictions.

                           In the event of a Change in  Control,  all
restrictions upon any Shares of Restricted Stock shall lapse immediately and all such Shares shall become fully vested in the Grantee thereof.

                           In the event of termination of employment as a
result of death, Disability or Retirement of a Grantee, all restrictions upon Shares of Restricted Stock awarded to such Grantee shall thereupon immediately lapse. The Committee may also decide at any time in its absolute discretion and on such terms and conditions as it deems appropriate, to remove or modify the restrictions upon Shares of Restricted Stock awarded hereunder, unless the Committee sets a later date for the lapse of such restrictions.

Treatment of Dividends.  At the time of an Award of Shares of Restricted
Stock, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on Shares of Restricted Stock by the Company shall be deferred until the earlier to occur of (i) the lapsing of the restrictions imposed upon such Shares, in which case such dividends shall be paid over to the Grantee, or
(ii) the forfeiture of such Shares under Section 8(b) hereof, in which case such dividends shall be forfeited to the Company, and such dividends shall be held by the Company for the account of the Grantee until such time. In the event of such deferral, interest shall be credited on the amount of such dividends held by the Company for the account of the Grantee from time to time at such rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends, together with interest accrued thereon as aforesaid, shall be made upon the earlier to occur of the events specified in (i) and (ii) of the immediately preceding sentence, in the manner specified therein.

Delivery of Shares. When the restrictions imposed hereunder and in the Plan expire or have been cancelled with respect to one or more shares of Restricted Stock, the Company shall notify the Grantee and the Escrow
Agent of same. The Escrow Agent shall then return the certificate covering the Shares of Restricted Stock to the Company and upon receipt of such certificate the Company shall deliver to the Grantee (or such Grantee's legal representative, beneficiary or heir) a certificate for a number of shares of Common Stock, without any legend or restrictions (except those required by any federal or state securities laws), equivalent to the number of Shares of Restricted Stock for which restrictions have been cancelled or have expired. A new certificate covering Shares of Restricted Stock previously awarded to the Grantee which remain restricted shall be issued to the Grantee and held by the Escrow Agent and the Agreement, as it relates to such shares, shall remain in effect.

         Loans.

The Company or any Subsidiary may make loans to a Grantee or Optionee in connection with the purchase of Shares pursuant to an Award or in connection with the exercise of an Option, subject to the following terms and conditions and such other terms and conditions not inconsistent with the Plan, including the rate of interest, if any, as the Committee shall impose from time to time.

No loan made under the Plan shall exceed the sum of (i) the aggregate purchase price payable pursuant to the Option or Award with respect to which the loan is made, plus (ii) the amount of the reasonably estimated income taxes payable by the Optionee or Grantee with respect to the Option or Award. In no event may any such loan exceed the Fair Market Value, at the date of exercise, of any such Shares.

No loan shall have an initial term exceeding ten (10) years; provided, that loans under the Plan shall be renewable at the discretion of the Committee; and provided, further, that the indebtedness under each loan shall become due and payable, as the case may be, on a date no later than (i) one (1) year after termination of the Optionee's or Grantee's employment due to death, retirement or Disability, or (ii) the date of termination of the Optionee's or Grantee's employment for any reason other than death, retirement or Disability.

Loans under the Plan may be satisfied by an Optionee or Grantee, as determined by the Committee, in cash or, with the consent of the Committee, in whole or in part by the transfer to the Company of Shares whose Fair Market Value on the date of such payment is equal to the cash amount for which such Shares are transferred.

A loan shall be secured by a pledge of Shares with a Fair Market Value of not less than the principal amount of the loan. After partial repayment of a loan, pledged shares no longer required as security may be released to the Optionee or Grantee.

Every loan shall meet all applicable laws, regulations and rules of the Federal Reserve Board and any other governmental agency having jurisdiction.

         Adjustment Upon Changes in Capitalization.

In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the maximum number and class of shares of stock with respect to which Options or Awards may be granted under the Plan, the number and class of shares as to which Options or Awards have been granted under the Plan, and the purchase price therefor, if applicable.

Any such adjustment in the Shares or other securities subject to outstanding Incentive Stock Options (including any adjustments in the purchase price) shall be made in such manner as not to constitute a modification as defined by
Section 425(h)(3) of the Code and only to the extent otherwise permitted by Sections 422 and 425 of the Code.

If, by reason of a Change in Capitalization, a Grantee of an Award shall be entitled to new, additional or different shares of stock or securities (other than rights or warrants to purchase securities), such new additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the Shares or units pursuant to the Award prior to such Change in Capitalization.

         Effect of Certain Transactions. In the event of (i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation or (iii) the sale or disposition of all or substantially all of the Company's assets, provision shall be made in connection with such transaction for the assumption of the Plan and the Options or Awards theretofore granted under the Plan, or the substitution for such Options or Awards of new options or awards of the Successor Corporation, with appropriate adjustment as to the number and kind of shares and the purchase price for shares thereunder.

         Release of Financial Information. A copy of the Company's annual report to shareholders shall be delivered to each Optionee and Grantee at the time such report is distributed to the Company's shareholders. Upon request the Company shall furnish to each Optionee and Grantee a copy of its most recent annual report and each quarterly report and current report filed under the Exchange Act, since the end of the Company's prior fiscal year.

         Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth anniversary of its effective date and no Option or Award may be granted thereafter. The Board may sooner terminate or amend the Plan at any time, and from time to time; provided, however, that, except as provided in Sections 10 and 11 hereof, no amendment shall be effective unless approved by the shareholders of the Company in accordance with applicable law and regulations at an annual or special meeting held within twelve months before or after the date of adoption of such amendment, where such amendment will:

increase the number of Shares as to which Options or Awards may be granted under the Plan; or

change the class of persons eligible to participate in the Plan.

         The following amendments shall not require Shareholder approval unless required by law or regulation to preserve the intended benefits of the Plan to the Company or the participants:

                  (a) change the minimum purchase price of Shares pursuant to Options or Awards as provided herein;

                  (b) extend the maximum period for granting or exercising Options provided herein; or

                  (c) otherwise materially increase the benefits accruing to Eligible Employees under the Plan.

         Except as provided in Sections 10 and 11 hereof, rights and obligations under any Option or Award granted before any amendment of the Plan shall not be altered or impaired by such amendment, except with the consent of the Optionee or Grantee, as the case may be.

         Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

         Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to;

give any person any right to be granted an Option or Award other than at the sole discretion of the Committee;

give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

limit in any way the right of the Company to terminate the employment of any person at any time; or

be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person in any particular position at any particular rate of compensation or for any particular period of time.

         Regulations and Other Approvals; Governing Law.

This Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of New Jersey without giving effect to the choice of law principles thereof, except to the extent that such law is preempted by federal law.

The obligation of the Company to sell or deliver Shares with respect to Options and Awards granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and Section 162(m) of the Code (each as amended from time to time) and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith to the extent necessary. Any provisions inconsistent with such Rule or Section shall be inoperative but shall not affect the validity of the Plan or any grants thereunder.

Except as otherwise provided in Section 13, the Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority or to obtain for Eligible Employees granted Incentive Stock Options the tax benefits under the applicable provisions of the Code and regulations promulgated thereunder.

Each Option and Award is subject to the requirement that, if at any time the Committee determines, in its absolute discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or the issuance of Shares, no Options shall be granted or payment made or Shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions unacceptable to the Committee.

In the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, or regulations thereunder, and the Committee may require any individual receiving Shares pursuant to the Plan, as a condition precedent to receipt of such Shares (including upon exercise of an Option), to represent to the Company in writing that the Shares acquired by such individual are acquired for investment only and not with a view to distribution.

         Miscellaneous.

Multiple Agreements. The terms of each Option or Award may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee. The grant of multiple Options and/or Awards may be evidenced by a single Agreement or multiple Agreements, as determined by the Committee.

Withholding of Taxes. The Company shall have the right to deduct from any distribution of cash to any Optionee or Grantee an amount equal to the federal, state and local income taxes and other amounts required by law to be withheld with respect to any Option or Award. Notwithstanding anything to the contrary contained herein, if an Optionee or Grantee is entitled to receive Shares upon exercise of an Option or pursuant to an Award, the Company shall have the right to require such Optionee or Grantee, prior to the delivery of such Shares, to pay to the Company the amount of any federal, state or local income taxes and other amounts which the Company is required by law to withhold. The Agreement evidencing any Incentive Stock Options granted under this Plan shall provide that if the Optionee makes a disposition, within the meaning of Section 425(c) of the Code and regulations promulgated thereunder, of any Share or Shares issued to him or her pursuant to his or her exercise of the Incentive Stock Option within the two-year period commencing on the day after the date of grant of such Option or within the one-year period commencing on the day after the date of transfer of the Share or Shares to the Optionee pursuant to the exercise of such Option, he or she shall, within ten (10) days of such disposition, notify the Company thereof and immediately deliver to the Company any amount of federal income tax withholding required by law.

                    Designation of  Beneficiary. Each Optionee and Grantee may,
                           with the consent of the Committee, designate a person or persons to receive in the event of his/her death, any Option or Award or any amount payable pursuant thereto, to which he/she would then be entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing. If an Optionee fails effectively to designate a beneficiary, then his/her estate will be deemed to be the beneficiary.

1. Effective Date. The effective date of the Plan shall be the date of its adoption by the Board, subject only to the approval by the affirmative vote of a majority of the votes cast at a meeting of shareholders at which a quorum is present to be held within twelve (12) months of such adoption. No Options or Awards shall vest hereunder unless such Shareholder approval is obtained.