Form 10-Q
period 2001-09-30
VALLEY NATIONAL BANCORP
filed 2001-11-14
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 2001

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

     Common Stock (no par value), of which 76,769,942 shares were outstanding as of November 8, 2001.

                                TABLE OF CONTENTS


                                                                   Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
                 Consolidated Statements of Financial Condition (Unaudited)
                          September 30, 2001 and December 31, 2000        3

                 Consolidated Statements of Income (Unaudited)
                          Nine and Three Months Ended September 30,
                          2001 and 2000                                   4

                 Consolidated Statements of Cash Flows (Unaudited)
                          Nine Months Ended September 30, 2001
                          and 2000                                        5

                 Notes to Consolidated Financial Statements (Unaudited)   6

Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   10

Item 3.     Quantitative and Qualitative Disclosures
                          About Market Risk                               25

PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               26

                      SIGNATURES                                          27

                                     PART I

Item 1.  Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except per share data)

                                                                              September 30,        December 31,
                                                                                  2001                 2000
Assets
Cash and due from banks                                                           $  208,324        $ 239,105
Federal funds sold                                                                         -           85,000
Investment securities held to maturity, fair value of  $464,173
   and $543,034 in 2001 and 2000, respectively                                       485,655          577,450
Investment securities available for sale                                           1,963,570        1,626,086
Loans                                                                              5,260,522        5,171,183
Loans held for sale                                                                   39,429           17,927
Total loans                                                                        5,299,951        5,189,110
Less: Allowance for loan losses                                                     (64,672)         (61,995)
Net loans                                                                          5,235,279        5,127,115
Premises and equipment, net                                                           92,597           91,215
Accrued interest receivable                                                           49,413           49,870
Bank owned life insurance                                                            100,853                -
Other assets                                                                          89,554          105,419
       Total assets                                                              $ 8,225,245       $7,901,260

Liabilities
Deposits:
   Non-interest bearing                                                          $ 1,311,576       $1,344,802
   Interest bearing:
     Savings                                                                       2,385,079        2,287,793
     Time                                                                          2,425,204        2,504,233
          Total deposits                                                           6,121,859        6,136,828
Short-term borrowings                                                                306,083          426,014
Long-term debt                                                                       959,746          591,808
Accrued expenses and other liabilities                                               131,433
                                                                                                       90,628
          Total liabilities                                                        7,519,121        7,245,278

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares;
   none issued                                                                             -                -
Common stock, no par value, authorized 113,953,711
   shares; issued 78,261,476 shares in 2001 and
   74,792,815 shares in 2000                                                          33,356           32,015
Surplus                                                                              406,631          321,970
Retained earnings                                                                    261,261          317,855
Unallocated common stock held by employee benefit plan                                 (643)            (775)
Accumulated other comprehensive income (loss)                                         31,167          (2,307)
                                                                                     731,772          668,758
Treasury stock, at cost ( 921,527 shares in 2001 and
   502,471 shares in 2000)                                                          (25,648)
                                                                                                     (12,776)
     Total shareholders' equity                                                      706,124          655,982
          Total liabilities and shareholders' equity                              $8,225,245      $ 7,901,260
  See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  (in thousands, except per share data)

                                                                          Nine months ended            Three Months Ended
                                                                              September 30,                September 30,
                                                                            2001          2000           2001           2000
  Interest Income
  Interest and fees on loans                                               $ 304,118     $ 311,278        $ 99,695  $   107,119
  Interest and dividends on  investment securities:
       Taxable                                                               101,999        95,004          32,810        31,478
       Tax-exempt                                                              7,900         8,878           2,648         2,899
       Dividends                                                               3,311         4,054             927         1,287
  Interest on federal funds sold and other short-term investments              4,171         3,473             809
                                                                                                                           1,333
       Total interest income                                                 421,499       422,687         136,889       144,116
  Interest Expense
  Interest on deposits:
       Savings deposits                                                       38,032        43,271          11,539        14,515
       Time deposits                                                          90,298        97,650          26,291        34,283
  Interest on short-term borrowings                                            9,985        19,360           1,978         7,181
  Interest on long-term debt                                                  35,570        26,549          13,122         9,177
       Total interest expense                                                173,885       186,830          52,930        65,156
  Net Interest Income                                                        247,614       235,857          83,959        78,960
  Provision for loan losses                                                    7,635         7,905           2,700         2,580
  Net Interest Income after Provision for Loan Losses                        239,979       227,952          81,259        76,380
  Non-Interest Income
  Trust and investment services                                                3,472         2,443           1,065           940
  Service charges on deposit accounts                                         13,774        13,464           4,524         4,712
  Gains on securities transactions, net                                        1,911           117             932           117
  Fees from loan servicing                                                     8,242         8,281           2,736         2,769
  Credit card fee income                                                       2,794         6,162             865         2,110
  Gains on sales of loans, net                                                 8,942         1,787           1,419           437
  Bank owned life insurance                                                      853             -             853             -
  Other                                                                       10,421                         3,591         3,352
                                                                                            10,724
       Total non-interest income                                              50,409        42,978          15,985        14,437
  Non-Interest Expense
  Salary expense                                                              58,946        55,173          19,949        18,678
  Employee benefit expense                                                    13,579        12,962           4,035         4,406
  FDIC insurance premiums                                                        869           935             286           309
  Occupancy and equipment expense                                             21,929        19,248           6,548         6,813
  Credit card expense                                                          1,223         3,808             318         1,233
  Amortization of intangible assets                                            7,263         5,665           3,321         2,029
  Advertising                                                                  4,857         3,214           2,549           931
  Merger-related charges                                                       9,017             -               -             -
  Other                                                                       22,349        22,991           7,373         7,049
       Total non-interest expense                                            140,032       123,996          44,379        41,448
  Income Before Income Taxes                                                 150,356       146,934          52,865        49,369
  Income tax expense                                                          51,229        49,557          16,860        16,601
  Net Income                                                                $ 99,127      $ 97,377        $ 36,005      $ 32,768
  Earnings Per Share:
       Basic                                                                 $  1.27       $  1.23         $  0.46       $  0.42
       Diluted                                                                  1.26          1.22            0.46          0.42
  Weighted Average Number of Shares Outstanding:
       Basic                                                              77,968,912    78,865,104      77,933,382    77,950,692
       Diluted                                                            78,588,466    79,501,813      78,587,695    78,616,344
See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                     2001                         2000
Cash flows from operating activities:
   Net income                                                                           $99,127                       $97,377
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                      14,495                        12,612
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                                                  1,637                         1,175
      Provision for loan losses                                                           7,635                         7,905
      Net amortization of premiums and accretion of discounts                             3,811                         2,838
      Net gains on securities transactions                                              (1,911)                         (117)
      Proceeds from sales of loans                                                      159,326                        34,089
      Gains on sales of loans                                                           (8,942)                       (1,787)
      Originations of loans held for sale                                             (171,886)                      (30,413)
      Net decrease (increase) in accrued interest receivable
           and other assets                                                              13,165                       (1,066)
      Net increase (decrease) in accrued expenses and other liabilities                  15,445                      (12,138)
      Net cash provided by operating activities                                         131,902                       110,475
Cash flows from investing activities:
      Purchases and originations of mortgage servicing rights                           (4,669)                       (1,119)
      Purchase of Bank Owned Life Insurance                                           (100,000)                             -
      Proceeds from sales of investment securities available for sale                   210,492                        10,141
      Proceeds from maturing investment securities available for sale                   938,251                       244,805
      Purchases of investment securities available for sale                         (1,320,955)                     (158,610)
      Purchases of investment securities held to maturity                              (54,904)                      (81,805)
      Proceeds from maturing investment securities held to maturity                      33,600                        58,899
      Net decrease in federal funds sold and other
           short-term investments                                                        85,000                       165,000
      Net increase in loans made to customers                                          (94,297)                     (166,535)
      Purchases of premises and equipment, net of sales                                 (8,614)                       (8,330)
      Net cash (used in) provided by investing activities                             (316,096)                        62,446
Cash flows from financing activities:
      Net decrease in deposits                                                         (14,969)                     (122,743)
      Net (decrease) increase in short-term borrowings                                (119,931)                        73,862
      Advances of long-term debt                                                        490,000                        55,000
      Repayments of long-term debt                                                    (122,062)                      (28,053)
      Dividends paid to common shareholders                                            (55,697)                      (53,682)
      Addition of common shares to treasury                                            (26,577)                      (79,161)
      Common stock issued, net of cancellations                                           2,649                         3,365
      Net cash provided by (used in) financing activities                               153,413                     (151,412)
      Net (decrease) increase in cash and cash equivalents                             (30,781)                        21,509
      Cash and cash equivalents at January 1                                            239,105                       194,502
      Cash and cash equivalents at September 30                                        $208,324                     $ 216,001
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest on deposits
          and borrowings                                                               $173,151                      $184,542
       Cash paid during the period for federal and state income taxes                    20,519                        48,890
       Transfer of securities from held to maturity to available for  sale              162,433                             -
       Transfer of securities from available for sale to held to maturity                50,044                             -
See accompanying notes to consolidated financial statements.


                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of September 30, 2001 and December 31, 2000, the Consolidated Statements of Income for the nine and three month periods ended September 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the restated consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 filed on Form 8-K to reflect Valley's acquisition of Merchants New York Bancorp, Inc. ("Merchants") on January 19, 2001, which was accounted for as a pooling-of-interests.


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

     The following table shows the calculation of both Basic and Diluted earnings per share for the nine and three months ended September 30, 2001 and 2000.


                                                      Nine months ended                     Three Months Ended
                                                        September 30,                          September 30,

                                                   2001               2000               2001                2000
                                                               (in thousands, except per share data)

Net income                                          $ 99,127           $ 97,377           $ 36,005            $ 32,768

Basic weighted-average number of
shares outstanding                                77,968,912         78,865,104         77,933,382          77,950,692

Plus:   Common stock equivalents                     619,554            636,709            654,313             665,652

Diluted weighted-average number
of shares outstanding                             78,588,466         79,501,813         78,587,695          78,616,344

Earnings per share:
     Basic                                          $   1.27           $   1.23           $   0.46            $   0.42
     Diluted                                            1.26               1.22               0.46                0.42


     Common stock equivalents for the nine and three months ended September 30, 2001 exclude 107 thousand and 2 thousand common stock options, respectively, because the exercise prices exceeded the average market value. For both the nine and three months ended September 30, 2000, 254 thousand common stock options, were excluded from common stock equivalents because the exercise prices exceeded the average market value.

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

                                                           Nine Months Ended              Three Months Ended
                                                          September 30, 2000              September 30, 2000
                                                                            (in thousands)
Net  interest  income  after  provision  for loan
losses:
     Valley                                                             $187,592                         $63,060
     Merchants                                                            40,360                          13,320
                                                                        $227,952                         $76,380
Net income:
     Valley                                                             $ 79,985                         $26,383
     Merchants                                                            17,392                           6,385
                                                                        $ 97,377                         $32,768

                                                           December 31, 2000
                                                            (in thousands)
Shareholders' Equity:
     Valley                                                             $545,074
     Merchants                                                           110,908
                                                                        $655,982


     During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge $5.8 million or 64.2 percent was paid through September 30, 2001. The remaining liability represents contracts which will be paid over their contractual terms.

4.       Subsequent Events

     On November 7, 2001, Valley sold $175.0 million of 7.75 percent trust preferred securities through a statutory business trust, VNB Capital Trust I ("Trust"). Valley owns all of the common securities of the Trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by Valley. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley expects that a portion of the trust preferred securities will qualify as Tier I Capital, within regulatory limitations. Valley intends to use the net proceeds for general corporate purposes. The principal amount of subordinated debentures held by the Trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities.

     All of the trust preferred securities may be prepaid at par at the option of the Trust, in whole or in part, on or after December 15, 2006. The trust preferred securities effectively mature on December 15, 2031. Valley granted the underwriters an overallotment option to purchase up to an additional $25.0 million of trust preferred securities within 30 days of closing.

         5.       Comprehensive Income

     Valley's comprehensive income consists of foreign currency translation adjustments and unrealized gains on securities. The following table shows the related tax effects on each component of comprehensive income for the nine and three months ended September 30, 2001 and 2000.

                                                                         Nine Months Ended         Nine Months Ended
                                                                        September 30, 2001         September 30, 2000
                                                                                       (in thousands)

Net income                                                                             $99,127                   $97,377

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                               (372)                     (281)
  Unrealized gains on securities:
     Unrealized holding gains arising during period                  $35,112                    $6,405
     Less: reclassification adjustment for gains realized in
        net income                                                     (1,266)                       (74)
     Net unrealized gains                                                               33,846                     6,331
  Other comprehensive income                                                            33,474                     6,050
  Comprehensive income                                                                $132,601                 $ 103,427


                                                                        Three Months Ended         Three Months Ended
                                                                        September 30, 2001         September 30, 2000
                                                                                       (in thousands)

Net income                                                                             $36,005                   $32,768

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                               (300)                     (108)
  Unrealized gains on securities:
     Unrealized holding gains arising during period                  $20,619                    $    9,524
     Less: reclassification adjustment for gains realized in
        net income                                                        (598)                        (74)
     Net unrealized gains                                                               20,021                     9,450
  Other comprehensive income                                                            19,721                     9,342
  Comprehensive income                                                                 $55,726                  $ 42,110


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of the economy in New Jersey and New York especially as it has been affected by recent developments, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of general economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary

     Net income for the nine months ended September 30, 2001 was $99.1 million or $1.26 per diluted share. These results compare with net income of $97.4 million, or $1.22 per diluted share for the same period in 2000 (2000 earnings per share amounts have been restated for the Merchants merger and earnings per share amounts have been restated to give effect to the 5 percent stock dividend issued May 18, 2001). Excluding the merger related charges net income was $106.2 million, or $1.35 per diluted share for the nine months ended September 30, 2001. Annualized return on average shareholders' equity decreased to 19.33 percent from 20.85 percent, while the annualized return on average assets decreased to 1.66 percent from 1.71 percent, for the nine months ended September 30, 2001 and 2000, respectively. Excluding the merger related charges the annualized return on average shareholders' equity decreased to 20.70 percent from 20.85 percent, and the annualized return on average assets increased to
1.78 percent from 1.71 percent, for the nine months ended September 30, 2001 and 2000, respectively.

     Net income was $36.0 million or $0.46 per diluted share for the three month period ended September 30, 2001, compared with $32.8 million or $0.42 per diluted share for the same period in 2000.

     The increase in net income for both the nine month and three month periods, excluding merger-related charges, can be attributed to an increase in net interest income and gains on the sale of loans and investment securities, offset partially by increases in salary expense, amortization of intangible assets and advertising expense.

Net Interest Income

     Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $252.2 million at September 30, 2001, compared with $241.1 million for the nine months ended September 30, 2000. The increase in net interest income is primarily due to loans and investment securities growing at a faster pace than deposits and borrowings for both the nine months and three months ended September 30, 2001 compared with the prior year. This increase was also impacted by changing interest rates. Interest rates on loans and investments declined, but in a smaller amount than interest rates on deposits, short-term borrowings and long-term debt. The net interest margin for the nine months ended September 30, 2001 and 2000 was 4.41 percent and 4.40 percent, respectively. Beginning in January 2001 the Federal Reserve decreased interest rates eight times during the nine months ended September 30, 2001 amounting to 350 basis points due to general weakness in the economy. Further declines in short-term interest rates are possible which may affect net interest income during the remainder of 200l.*

     Average interest earning assets increased $315.7 million or 4.3 percent for the nine months ended September 30, 2001 over the same period in 2000. This was mainly the result of the increases in average balances of loans of $121.5 million or 2.4 percent, taxable investments of $181.7 million or 9.3 percent and federal funds sold and other short-term investments of $41.4 million or 55.0 percent, offset partly by the decrease in average balance of non-taxable investments of $29.0 million or 11.6 percent.

     Average interest bearing liabilities for the nine months ended September 30, 2001 increased $277.8 million or 4.9 percent from the same period in 2000. Average savings deposits increased $101.6 million or 4.5 percent and average time deposits increased $63.9 million or 2.7 percent. Average short-term borrowings decreased $152.9 million or 35.9 percent and long-term debt, which includes primarily FHLB advances, increased $265.3 million, or 45.4 percent. Average demand deposits for the nine months ended September 30, 2001 increased $29.7 million or 2.4 percent from the same period in 2000. During the first nine months of 2001, in conjunction with declining interest rates, Valley began to extend maturities on its short-term borrowings by converting to longer term Federal Home Loan Bank advances. The extension of maturities is part of an effort to more closely match a portion of Valley's funding sources with its mortgage portfolio and reduce interest rate risk.*

     The average interest rate on total interest earning assets was 7.45 percent for the nine months ended September 30, 2001 compared with 7.81 percent for the nine months ended September 30, 2000. The average interest rate for loans decreased 38 basis points to 7.87 percent, while the average interest rate for federal funds sold and other short-term investments decreased 139 basis points to 4.76 percent. Average interest rates on deposits decreased 48 basis points to
3.53 percent. Average interest rates also decreased on total interest bearing liabilities by 49 basis points to 3.88 percent from 4.37 percent. The net interest margin increased to 4.41 percent for the nine months ended September 30, 2001 compared with 4.40 percent for the same period in 2000.

     Net interest income on a tax equivalent basis increased to $85.5 million from $80.7 million for the three months ended September 30, 2001 compared with the same period in 2000. This can be attributed to an increase of $349.9 million in average balance and a decrease of 75 basis points in the rate earned on total interest earning assets. These changes were offset by an increase of $291.2 million in average balance and a decrease of 104 basis points in the rate paid on total interest bearing liabilities. The net interest margin increased to 4.46 percent for the three months ended September 30, 2001 compared with 4.41 percent for the same period in 2000.

     The following table reflects the components of net interest income for each of the nine months ended September 30, 2001 and 2000. ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                             Nine Months Ended September 30, 2001         Nine Months Ended September 30, 2000
                               Average                   Average              Average                      Average
                               Balance      Interest      Rate                Balance         Interest      Rate
                                                               (in thousands)
Assets
Interest earning assets
Loans (1)(2)                   $5,157,459     $304,467        7.87%          $ 5,035,920      $ 311,690     8.25%
Taxable investments (3)         2,127,360      105,310         6.60            1,945,631         99,058      6.79
Tax-exempt
   investments(1)(3)              222,035       12,155         7.30              251,034         13,660      7.26
Federal funds sold and
  other short-term
  Investments                     116,727        4,171         4.76                               3,473      6.15
                                                                                  75,319
Total interest earning
  Assets                        7,623,581     $426,103         7.45            7,307,904      $ 427,881      7.81
Allowance for loan
    Losses                       (63,213)                                       (65,604)
Cash and due from
  Banks                           179,956                                        185,326
Other assets                      205,359                                        218,222
Unrealized gain (loss)
  on securities available
  for sale                         20,711
                                                                                (42,865)
Total assets                   $7,966,394                                     $7,602,983

Liabilities and
  Shareholders' Equity
Interest bearing
  Liabilities
Savings deposits               $2,377,182      $38,032        2.13%           $2,275,607        $43,271     2.54%
Time deposits                   2,474,216       90,298         4.87            2,410,352         97,650      5.40
Total interest
   bearing deposits             4,851,398      128,330         3.53            4,685,959        140,921      4.01
Short-term borrowings             272,612        9,985         4.88              425,527         19,360      6.07
Long-term debt                    849,355       35,570         5.58              584,098         26,549
                                                                                                             6.06
Total interest bearing
  Liabilities                   5,973,365      173,885         3.88            5,695,584        186,830      4.37
Demand deposits                 1,276,165                                      1,246,492
Other liabilities                  32,949                                         38,205
Shareholders' equity              683,915
                                                                                 622,702
Total liabilities and
  shareholders' equity         $7,966,394                                    $ 7,602,983
Net interest income
  (tax equivalent basis)                       252,218                                          241,051
Tax equivalent
   adjustment                                  (4,604)                                          (5,194)
Net interest income                          $ 247,614                                         $235,857
Net interest rate
 differential                                                 3.57%                                         3.44%
Net interest margin (4)                                       4.41%                                         4.40%

(1 ) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of earning assets.

     The following table reflects the components of net interest income for each of the three months ended September 30, 2001 and 2000.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                             Three Months Ended September 30,       Three Months Ended September 30, 2000
                                             2001
                               Average                   Average              Average                      Average
                               Balance      Interest      Rate                Balance         Interest      Rate
                                                               (in thousands)
Assets
Interest earning assets
Loans (1)(2)                   $5,231,510          $99,796    7.63%          $ 5,087,502       $107,256     8.43%
Taxable investments (3)         2,141,961           33,737     6.30            1,910,367         32,765      6.86
Tax-exempt
   investments(1)(3)              223,633            4,074     7.29              243,228          4,461      7.34
Federal funds sold and
  other short-term
  investments                      74,934              809     4.32               81,033          1,333      6.58
Total interest earning
  assets                        7,672,038         $138,416                     7,322,130      $ 145,815      7.97
                                                               7.22
Allowance for loan
   losses                        (63,123)                                       (66,354)
Cash and due from
  banks                           170,646                                        180,376
Other assets                      208,679                                        215,759
Unrealized gain (loss)
  on securities available
  for sale                         35,467                                       (36,246)
Total assets                   $8,023,707                                     $7,615,665

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings deposits               $2,419,471          $11,539    1.91%           $2,259,800        $14,515     2.57%
Time deposits                   2,444,483           26,291     4.30            2,410,002         34,283      5.69
Total interest
   bearing deposits             4,863,954           37,830     3.11            4,669,802         48,798      4.18
Short-term borrowings             196,817            1,978     4.02              455,242          7,181      6.31
Long-term debt                    948,227           13,122                       592,794          9,177
                                                               5.54                                          6.19
Total interest bearing
  liabilities                   6,008,998           52,930                     5,717,838         65,156      4.56
                                                               3.52
Demand deposits                 1,311,530                                      1,238,209
Other liabilities                   6,403                                         40,868
Shareholders' equity              696,776                                        618,750
Total liabilities and
  shareholders' equity         $8,023,707                                    $ 7,615,665
Net interest income
  (tax equivalent basis)                            85,486                                       80,659
Tax equivalent
   adjustment                                      (1,527)                                      (1,699)
Net interest income                               $ 83,959                                      $78,960
Net interest rate
 differential                                                 3.70%                                         3.41%
Net interest margin (4)                                       4.46%                                         4.41%

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                        Nine Months Ended September 30,           Three Months Ended September 30,
                                            2001 Compared with 2000                   2001 Compared with 2000
                                            Increase (Decrease) (2)                   Increase (Decrease) (2)
                                      Interest       Volume         Rate        Interest       Volume         Rate
                                                                      (in thousands)
Interest income:
  Loans (1)                            $ (7,223)        $7,403    $ (14,626)     $ (7,460)       $ 2,970    $ (10,430)
  Taxable investments                      6,252         9,055       (2,803)           972         3,778       (2,806)
  Tax-exempt investments(1)              (1,505)       (1,587)            82         (387)         (357)          (30)
  Federal funds sold and
     other short-term
     investments                             698         1,604         (906)         (524)          (93)         (431)
                                         (1,778)        16,475      (18,253)       (7,399)         6,298      (13,697)
Interest expense:
  Savings deposits                       (5,239)         1,864       (7,103)       (2,976)           969       (3,945)
  Time deposits                          (7,352)         2,533       (9,885)       (7,992)           484       (8,476)
  Short-term borrowings                  (9,375)       (6,078)       (3,297)       (5,203)       (3,174)       (2,029)
  Long-term debt                           9,021        11,249       (2,228)         3,945         5,006       (1,061)
                                        (12,945)         9,568      (22,513)      (12,226)         3,285      (15,511)

Net                                     $ 11,167       $ 6,907       $ 4,260       $ 4,827       $ 3,013       $ 1,814

(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-interest Income

     The following table presents the components of non-interest income for the nine and three months ended September 30, 2001 and 2000.

                               NON-INTEREST INCOME

                                               Nine Months Ended September 30,    Three Months Ended September 30,
                                                    2001              2000             2001              2000
                                                                         (in thousands)
Trust and investment services                          $ 3,472           $ 2,443          $ 1,065            $  940
Service charges on deposit accounts                     13,774            13,464            4,524             4,712
Gains on securities transactions, net                    1,911               117              932               117
Fees from loan servicing                                 8,242             8,281            2,736             2,769
Credit card fee income                                   2,794             6,162              865             2,110
Gains on sales of loans, net                             8,942             1,787            1,419               437
Bank owned life insurance                                  853                 -              853                 -
Other                                                   10,421            10,724            3,591             3,352
   Total non-interest income                          $ 50,409          $ 42,978         $ 15,985          $ 14,437


     Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, net, total non-interest income amounted to $48.5 million for the nine months ended September 30, 2001 while the comparable amount for the prior year period was $42.9 million. For the quarter ended September 30, 2001 total non-interest income, excluding gains on securities transactions, net, was $15.1 million compared with $14.3 million for the quarter ended September 30, 2000.

     Trust and investment services includes income from trust operations, brokerage commissions and asset management fees. Trust and investment services income increased $1.0 million or 42.1 percent for the nine months ended September 30, 2001 from the same period in 2000 and increased $125 thousand or
13.3 percent for the quarter. Additional fee income to the operations of Valley resulted primarily from the July 6, 2000 acquisition of Hallmark Capital Management, Inc. ("Hallmark"), a NJ-based investment management firm. This transaction was accounted for as a purchase accounting transaction.

     Gains on securities transactions, net increased $1.8 million to $1.9 million for the nine months ended September 30, 2001 and increased $815 thousand to $932 thousand for the three months ended September 30, 2001. Gains on securities transactions, net were $117 thousand for both the nine and three months ended September 30, 2000. The majority of securities sold were ones which, in the current environment of heavy refinancing activity, were experiencing above-normal prepayment activity. The proceeds of the sales were invested in higher-yielding securities. Additional sales are likely in a declining interest rate environment.*

     Credit card fee income decreased 54.7 percent from $6.2 million for the nine months ended September 30, 2000 to $2.8 million for the nine months ended September 30, 2001, and decreased 59.0 percent to $865 thousand for the three months ended September 30, 2001 compared with the same period in the prior year due to the sale of approximately $66.6 million of credit card loans from its cobranded ShopRite MasterCard credit card portfolio in January 2001.

     Gains on the sales of loans were $8.9  million  for the nine  months  ended
September 30, 2001 compared with $1.8 million for the nine months ended September 30, 2000, an increase of $7.2 million, and increased $982 thousand for the three months ended September 30, 2001 compared with the same period in the prior year. These increases are primarily the result of the sale of newly originated low interest rate, 15 and 30 year fixed rate residential mortgages, as well as some of those mortgages with higher interest rates and with a greater likelihood of prepayment in a declining interest rate environment, and for the nine months ended September 30, 2001, also included the $4.9 million gain on the credit card portfolio described above. Also included as a component of the gain on sale of loans is the income recognition of the originated mortgage servicing rights that were sold as a part of the loan. The income recognized from the originated mortgage servicing rights amounted to $1.7 million and $144 thousand, respectively, for the nine months ended September 30, 2001 and 2000, and $778 thousand and $30 thousand, respectively, for the three months ended September 30, 2001 and 2000.

     During the quarter ended September 30, 2001, Valley invested $100.0 million in Bank Owned Life Insurance (BOLI) to help offset the rising cost of employee benefits. The investment portfolio was reduced by a like amount and the income of $853 thousand from the BOLI is included in non-interest income for the three and nine months ended September 30, 2001.

Non-interest Expense

     The following table presents the components of non-interest expense for the nine and three months ended September 30, 2001 and 2000.

                                                      NON-INTEREST EXPENSE
                                                        Nine Months ended                     Three Months Ended
                                                          September 30,                          September 30,
                                                     2001               2000               2001                2000
                                                                             (in thousands)
Salary expense                                          $ 58,946           $ 55,173           $ 19,949            $ 18,678
Employee benefit expense                                  13,579             12,962              4,035               4,406
FDIC insurance premiums                                      869                935                286                 309
Occupancy and equipment expense                           21,929             19,248              6,548               6,813
Credit card expense                                        1,223              3,808                318               1,233
Amortization of intangible assets                          7,263              5,665              3,321               2,029
Advertising                                                4,857              3,214              2,549                 931
Merger-related charges                                     9,017                  -                  -                   -
Other                                                     22,349             22,991              7,373               7,049
   Total non-interest expense                          $ 140,032          $ 123,996           $ 44,379            $ 41,448


     Excluding merger-related charges, non-interest expense totaled $131.0 million for the nine months ended September 30, 2001, an increase of 5.7 percent compared with the same period in the prior year. For the three months ended
September 30, 2001 non-interest expense totaled $44.3 million compared with $41.4 million for the three months ended September 30, 2000.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 2001 was 44.3 percent, one of the lowest in the industry, compared with an efficiency ratio of 45.2 percent for the year ended December 31, 2000 and 44.6 percent for the nine months ended September 30, 2000. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     The largest components of non-interest expense are salaries and employee benefit expense which totaled $72.5 million for the nine months ended September 30, 2001 compared with $68.1 million in the comparable period of 2000 and $24.0 million for the quarter ended September 30, 2001 compared with $23.1 million for the quarter ended September 30, 2000. At September 30, 2001, full-time equivalent staff was 2,070 compared with 2,069 at September 30, 2000.

     Salaries increased $3.8 million or 6.8 percent, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 and increased $1.3 million for the three months ended September 30, 2001 compared with the same period in the prior year. These increases are primarily due to the addition of fee based service businesses, commercial leasing, as well as increases in sales-related incentives.

     Benefits increased $617 thousand or 4.8 percent, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 and decreased $371 thousand for the three months ended September 30, 2001, compared with the three months ended September 30, 2000. The increase for the nine months is due primarily to increases in health insurance costs and increases in staff. The decrease for the three months ended September 30, 2001 is due primarily to the revaluation of the senior management pension plan.

     Occupancy and equipment expense increased $2.7 million, or 13.9 percent from $19.2 million for the nine months ended September 30, 2000 and decreased to $6.5 million for the three months ended September 30, 2001 from $6.8 million for the same period in 2000. The increase for the nine month period can be attributed to an overall increase in the cost of operating bank facilities, while the decrease for the quarter results from a decrease in depreciation expense.

     Credit card expense decreased $2.6 million or 67.9 percent, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 and decreased $915 thousand, or 74.2 percent for the three months ended September 30, 2001, compared with the three months ended September 30, 2000. These decreases, for the nine and three months ended September 30, 2001, are the result of the sale of the credit card loans from the cobranded ShopRite MasterCard credit card portfolio.

     Amortization of intangible assets increased to $7.3 million for the nine months ended September 30, 2001 from $5.7 million in 2000, representing an increase of $1.6 million or 28.2 percent. For the three months ended September 30, 2001, amortization of intangible assets increased $1.3 million or 63.7 percent to $3.3 million. The majority of these increases resulted from the impairment reserve on residential mortgage servicing rights totaling $1.2 million that was recorded in the third quarter of 2001. The reserve was recorded as a result of the high volume of prepayments on high interest rate mortgages. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset impairment reserve. Additional increases to the impairment reserve may be recorded during the remainder of 2001 and into 2002 should high levels of prepayments continue.

     During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge $5.8 million or 64.2 percent was paid through September 30, 2001. It is expected that the remaining liability will be paid based on existing contractual arrangements.


     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $10.9 million and $11.5 million for the nine months ended September 30, 2001 and 2000, respectively, and $3.6 million and $3.9 million for the three months ended September 30, 2001 and 2000, respectively.

Income Taxes

     Income tax expense as a percentage  of pre-tax  income was 34.1 percent and
31.9  percent  for  the  nine  and  three  months  ended   September  30,  2001,
respectively, compared with 33.7 percent and 33.6 percent for the same periods in 2000. After adjusting for the effect of non-deductible merger expenses, the effective tax rate for the nine months ended September 30, 2001 would be 33.1 percent. In July 2001, Valley invested in bank owned life insurance with a cash surrender value of $100 million to reimburse itself for the cost of employee benefits. This investment is expected to have a favorable tax impact going forward.*

Business Segments

     VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments through an internal expense transfer. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     The following table represents the financial data for the nine months ended September 30, 2001 and 2000.

                                                               Nine Months Ended September 30, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,667,723    $ 2,513,415       $ 2,442,443          $     --    $ 7,623,581

Income (loss) before income taxes               $  56,131      $  59,906         $  42,409        $  (8,090)      $ 150,356

Return on average interest-earning
     assets (pre-tax)                               2.81%          3.18%             2.32%              --%            2.63%

                                                               Nine Months Ended September 30, 2000
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        And Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,792,758    $ 2,279,154       $ 2,235,992          $     --    $ 7,307,904

Income (loss) before income taxes               $  51,140      $  60,527         $  39,393        $  (4,126)      $ 146,934

Return on average interest-earning
     assets (pre-tax)                               2.44%          3.54%             2.35%               --%          2.68%



Consumer Lending

     The consumer lending segment had a return on average interest-earning assets before taxes of 2.81 percent for the nine months ended September 30, 2001 compared with 2.44 percent for the nine months ended September 30, 2000. Average interest-earning assets decreased $125.0 million, attributable to the sale of the credit card portfolio and decline in automobile loans partially mitigated by an increase in home equity loans. The increase in income before income taxes was positively impacted due to the increased net interest margin and additional fee income from Hallmark Capital Management Inc. and Wayne Title, Inc. Average interest rates on consumer loans decreased by 7 basis points, while the cost of funds decreased by 37 basis points. Income before income taxes increased $4.9 million to $56.1 million from $51.1 million.

Commercial Lending

     The return on average interest-earning assets before taxes decreased 36 basis points to 3.18 percent for the nine months ended September 30, 2001. Average interest-earning assets increased $234.3 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 75 basis points due to a decline in interest rates on a large number of adjustable rate loans, while the cost of funds decreased by 37 basis points. Income before income taxes decreased by $621 thousand as a result of the decline in the yield on loans offset by an increase in average interest-earning assets.

Investment Portfolio

     The return on average  interest  earning  assets before taxes  decreased to
2.32 percent for the nine months ended September 30, 2001 compared with 2.35 percent for the nine months ended September 30, 2000. The yield on interest earning assets decreased 21 basis points to 6.56 percent, and the cost of funds decreased 37 basis points to 3.04 percent. Average interest-earning assets increased by $206.5 million and income before income taxes increased $3.0 million, including the $1.9 million of pre-tax gains on securities transactions.

Corporate and Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The loss before taxes was $8.1 million for the nine months ended September 30, 2001 compared with a loss before taxes of $4.1 million for the nine months ended September 30, 2000. The increase in the loss before taxes is due primarily to the pre-tax merger related charges of $9.0 million incurred in the nine months ended September 30, 2001.

The following table represents the financial data for the three months ended September 30, 2001 and 2000.

                                                               Three Months Ended September 30, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,636,449    $ 2,602,927       $ 2,432,662          $     --    $ 7,672,038

Income (loss) before income taxes               $  19,284      $  19,835         $  13,671           $    75      $  52,865

Return on average interest-earning
     assets (pre-tax)                               2.93%          3.05%             2.25%              --%            2.76%

                                                               Three Months Ended September 30, 2000
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,779,384    $ 2,336,790       $ 2,205,956          $     --     $7,322,130

Income (loss) before income taxes               $  16,586      $  21,363         $  12,880        $  (1,460)       $ 49,369

Return on average interest-earning
     assets (pre-tax)                               2.39%          3.66%             2.34%               --%          2.70%


Consumer Lending

     The consumer lending segment had a return on average interest-earning assets before taxes of 2.93 percent for the three months ended September 30, 2001 compared with 2.39 percent for the three months ended September 30, 2000. Average interest-earning assets decreased $142.9 thousand, attributable primarily to the sale of the credit card portfolio in the first quarter of 2001 and decreases in automobile lending. Average interest rates on consumer loans decreased by 23 basis points, while the cost of funds decreased by 80 basis points. Income before income taxes increased $2.7 million to $19.3 million primarily as a result of the increased net interest margin and increased fee income from Hallmark Capital Management, Inc. and Wayne Title, Inc.

Commercial Lending

     The return on average interest-earning assets before taxes decreased 61 basis points to 3.05 percent for the three months ended September 30, 2001. Average interest-earning assets increased $266.1 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 138 basis points, and the cost of funds decreased by 80 basis points. Income before income taxes decreased by $1.5 million as a result of an increased portfolio which caused a larger allocation of the internal expense transfer.

Investment Portfolio

     The return on average  interest  earning  assets before taxes  decreased to
2.25 percent for the three months ended September 30, 2001 compared with 2.34 percent for the three months ended September 30, 2000. The yield on interest earning assets decreased by 60 basis points to 6.24 percent, and the cost of funds decreased 80 basis points. Average interest-earning assets increased by $226.7 million and income before income taxes increased $791 thousand as a result of higher outstanding average earning assets.

Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The income before income taxes was $75 thousand for the three months ended September 30, 2001 compared with a loss of $1.5 million for the three months ended September 30, 2000. The increase in the income was the result of the increase in the internal transfer expense allocated to income producing segments.

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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. There was no material change in the results of the model at September 30, 2001 as compared to December 31, 2000. If interest rates continue to decline Valley's net interest income may be negatively impacted.*

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.2 billion and $2.0 billion at September 30, 2001 and December 31, 2000, respectively. This represents 28.6 percent and
26.7 percent of earning assets, and 27.0 percent 25.3 percent of total assets at September 30, 2001 and December 31, 2000, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.1 billion for nine months ended September 30, 2001 and $5.0 billion for the year ended December 31, 2000, representing 67.0 percent and 68.5 percent, respectively of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2001 there were $210.5 million of proceeds from the sales of investment securities available for sale, and proceeds of $971.9 million were generated from investment maturities. Purchases of investment securities for the nine months ended September 30, 2001 were $1.4 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion and $1.4 billion, on average, for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

     Cash requirements for Valley's parent company consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned.
Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may, repurchase shares of its outstanding common stock for benefit plans and other corporate purposes. The cash required for a purchase of shares can be met by using the Bancorp's own funds, dividends received from its subsidiary bank as well as borrowed funds. At September 30, 2001 Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which none was drawn. This line is available for general corporate purposes and expires June 14, 2002. Borrowings under this facility are collateralized by equity securities of no less than 120 percent of the loan balance. In addition, Valley has available a 120 day unsecured line in the amount of $20 million due November 30, 2001, of which none was drawn.

     As of September 30, 2001, Valley had $2.0 billion of securities available for sale recorded at their fair value, compared with $1.6 billion at December 31, 2000. As of September 30, 2001, the investment securities available for sale had an unrealized gain of $32.2 million, net of deferred taxes, compared with an unrealized loss of $1.6 million, net of deferred taxes, at December 31, 2000. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

     As of September 30, 2001, total loans were $5.3 billion, compared with $5.2 billion at December 31, 2000. The following table reflects the composition of the loan portfolio as of September 30, 2001 and December 31, 2000.

                                                                         LOAN PORTFOLIO
                                                    September 30,                              December 31,
                                                        2001                                      2000
                                                                        (in thousands)
                                        Commercial                 $ 1,106,562                $ 1,026,793
                                          Total commercial loans     1,106,562                  1,026,793

                                        Construction                   212,290                    160,932
                                        Residential mortgage         1,293,502                  1,301,851
                                        Commercial mortgage          1,302,602                  1,258,549
                                          Total mortgage loans       2,807,394                  2,721,332

                                        Home equity                    355,785                    306,038
                                        Credit card                     23,273                     94,293
                                        Automobile                     916,392                    976,177
                                        Other consumer                  90,545                     64,477
                                          Total consumer loans       1,385,995                  1,440,985

                                          Total loans               $5,299,951                 $5,189,110

                                        As a percent of total loans:

                                        Commercial loans                  20.9%                      19.8%
                                        Mortgage loans                    53.0                       52.4
                                        Consumer loans                    26.1                       27.8
                                          Total                          100.0%                     100.0%


     Commercial loans, commercial mortgage loans and constructions increased by $174.2 million or 7.1 percent over the year-end December 31, 2000. Residential mortgage loans declined as prepayments, due to lower interest rates, were exceeding new loans and loans with a high propensity to prepay were sold. Additionally, newly originated residential mortgage loans with low long-term fixed rates are being sold into the secondary market which will also limit and may reduce the residential mortgage portfolio in the near term.* The decrease in credit card loans is due to the sale of approximately $66.6 million of credit card loans from its cobranded ShopRite MasterCard credit card portfolio during the first quarter of 2001. Automobile lending remained slow during the first nine months of the year due to a decrease in automobile sales volume and a reduction in State Farm lending. In addition, fewer applications are being approved than have been historically, due to a decline in the credit quality of applications received. The expected termination of the State Farm Program by the end of 2001, along with decreases in interest rates, will continue to negatively effect automobile lending.*

Non-performing Assets

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

     Non-performing assets totaled $14.8 million at September 30, 2001, compared with $4.0 million at December 31, 2000, an increase of $10.8 million. Non-performing assets at September 30, 2001 and December 31, 2000, amounted to
0.28 percent and 0.08 percent of loans and OREO, respectively.

     Loans 90 days or more past due and not included in the non-performing category totaled $14.7 million at September 30, 2001, compared with $15.0 million at December 31, 2000. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.2 million at September 30, 2001 and $2.8 million at December 31, 2000, respectively.

     Total loans past due in excess of 30 days were 1.29 percent of all loans at September 30, 2001 compared to 1.27 percent at September 30, 2000 and 1.58 percent at December 31, 2000.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                                              LOAN QUALITY


                                                         September 30,          December 31,
                                                           2001                     2000
                                                                      (in thousands)
  Loans past due in excess of
    90 days and still accruing                             $ 14,718                $14,952
  Non-accrual loans                                        $ 14,411                $ 3,883
  Other real estate owned                                       393                    129
    Total non-performing assets                            $ 14,804                $ 4,012
  Troubled debt restructured loans                         $   915                  $  949
  Non-accrual loans as a % of
    loans                                                     0.27%                  0.07%
  Non-performing assets as a % of
    loans plus other real estate owned                        0.28%                  0.08%
  Allowance as a % of loans                                   1.22%                  1.19%


     At September 30, 2001 the allowance for loan losses amounted to $64.7 million, compared with $62.0 million at December 31, 2000. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $5.0 million and $24 thousand for the nine and three months ended September 30, 2001 compared with $6.4 million and $2.3 million for the nine and three months ended September 30, 2000.

     The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required for in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, :Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

     Historically Valley has made provisions based on changes in the composition of the loan portfolio and net charge-off levels. During the current quarter, Valley has also increased the provision in light of the current economic environment to provide adequate levels in the allowance for loan losses. The provisions charged to operations for the nine and three months ended September 30, 2001 were $7.6 million and $2.7 million, compared with $7.9 million and $2.6 million for the same periods in 2000.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At September 30, 2001, shareholders' equity totaled $706.1 million or 8.6 percent of total assets, compared with $656.0 million or 8.3 percent at year-end 2000.

     On August 21, 2001 Valley's Board of Directors authorized the repurchase of up to 8,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of September 30, 2001 Valley had repurchased 954,300 shares of its common stock.

     Included in shareholders' equity as components of accumulated other comprehensive income at September 30, 2001 was a $32.2 million unrealized gain on investment securities available for sale, net of tax, and a translation adjustment loss of $1.1 million related to the Canadian subsidiary of VNB, compared with an unrealized loss of $1.6 million and a $678 thousand translation adjustment loss at December 31, 2000.

     Valley's capital position at September 30, 2001 under risk-based capital guidelines was $664.2 million, or 11.2 percent of risk-weighted assets, for Tier 1 capital and $728.9 million, or 12.2 percent for Total risk-based capital. The comparable ratios at December 31, 2000 were 11.3 percent for Tier 1 capital and
12.3 percent for Total risk-based capital. At September 30, 2001 and December 31, 2000, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.3 percent and 8.5 percent, respectively. Valley's ratios at September 30, 2001 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $9.13 at September 30, 2001 compared with $8.06 per share at December 31, 2000.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 44.6 percent for the nine months ended September 30, 2001, compared with 44.8 percent for the nine months ended September 30, 2000. Cash dividends declared amounted to $0.78 per share, for the nine months ended September 30, 2001, equivalent to a dividend payout ratio of 55.4 percent, compared with 55.2 percent for the same period in 2000. Valley declared a five percent stock dividend on April 4, 2001 to shareholders of record on May 4, 2001, and issued May 18, 2001. The annual dividend rate was increased from $0.99 per share, on an after stock dividend basis, to $1.06 per share. The increased cash dividend, which is payable quarterly, began on July 3, 2001. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

     Statement   of   Financial   Accounting   Standards   No.  141,   "Business
Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling of interests accounting for mergers. All transactions initiated after June 30, 2001 must use purchase accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill and requires non-amortization of all goodwill and certain intangible assets. The adoption of SFAS No. 141 did not have a material impact on the financial statements.

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

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), was issued by the Financial Accounting Standards Board in August 2001. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Valley is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. Valley anticipates that the adoption of SFAS No. 143 will not have a material impact on the financial statements.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. Valley anticipates that the adoption of SFAS No. 144 will not have a material impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See page 20 for a discussion of interest rate sensitivity.

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K


      (b)         Reports on Form 8-K

                  1) Filed August 21, 2001 to report that the Board of Directors authorized the purchase of up to 8,000,000 shares of its outstanding common stock.

                  2) Filed October 1, 2001 to report the restatement of Valley's audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 to reflect
                           Valley's   acquisition   of  Merchants  New  York
                           Bancorp,   which  was  accounted  for  as  a
                           pooling-of-interests.

                  3) Filed October 19, 2001 to report earnings for the quarter ended September 30, 2001.

                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VALLEY NATIONAL BANCORP
                                                (Registrant)


   Date:   November 14, 2001                    /s/ Alan D. Eskow
                                                ALAN D. ESKOW
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                                (Principal Financial Officer)


   Date:   November 14, 2001                    /s/ Christine K. Mozer-Baldyga
                                                CHRISTINE K. MOZER-BALDYGA
                                                FIRST VICE PRESIDENT AND
                                                CONTROLLER
                                                (Principal Accounting Officer)