Form 10-K405
period 2001-12-31
VALLEY NATIONAL BANCORP
filed 2002-03-06
CIK 714310

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

  [X]ANNUAL   REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

  [_]TRANSITION   REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File Number 1-11277

                            VALLEY NATIONAL BANCORP
            (Exact name of registrant as specified in its charter)

                     New Jersey                22-2477875
                   (State or other
                   jurisdiction of          (I.R.S. Employer
                  Incorporation or
                    organization)        Identification Number)

                  1455 Valley Road
                      Wayne, NJ                   07470
                (Address of principal
                  executive office)            (Zip Code)

                                 973-305-8800
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of exchange on which
                 Title of each class            registered
                 -------------------            ----------
              Common Stock, no par value  New York Stock Exchange

                 VNB Capital Trust I      New York Stock Exchange
               7.75% Trust Originated
                     Securities
                (and the Guarantee by
               Valley National Bancorp
                with respect thereto)

       Securities registered pursuant to Section 12(g) of the Act:  None


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.3 billion on December 31, 2001.

   There were 75,934,989 shares of Common Stock outstanding at February 8, 2002.

Documents incorporated by reference:

   Certain portions of the Registrant's Definitive Proxy Statement (the "2002 Proxy Statement") for the 2002 Annual Meeting of Shareholders to be held April 10, 2002 will be incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I
 Item 1.  Business.............................................................................   3
 Item 2.  Properties...........................................................................   8
 Item 3.  Legal Proceedings....................................................................   8
 Item 4.  Submission of Matters to a Vote of Security Holders..................................   8
 Item 4A. Executive Officers of the Registrant.................................................   9

PART II
 Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.................  10
 Item 6.  Selected Financial Data..............................................................  11
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  12
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  32
 Item 8.  Financial Statements and Supplementary Data:
           Valley National Bancorp and Subsidiaries:
             Consolidated Statements of Financial Condition....................................  33
             Consolidated Statements of Income.................................................  34
             Consolidated Statements of Changes in Shareholders' Equity........................  35
             Consolidated Statements of Cash Flows.............................................  36
             Notes to Consolidated Financial Statements........................................  37
             Independent Auditors' Report......................................................  66
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  67

PART III
 Item 10. Directors and Executive Officers of the Registrant...................................  67
 Item 11. Executive Compensation...............................................................  67
 Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  67
 Item 13. Certain Relationships and Related Transactions.......................................  67

PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  67
          Signatures...........................................................................  71

                                    PART I

Item 1.  Business

   Valley National Bancorp ("Valley") is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). At December 31, 2001, Valley had consolidated total assets of $8.6 billion, total deposits of $6.3 billion and total shareholders' equity of $678.4 million. In addition to its principal subsidiary, Valley National Bank ("VNB"), Valley formed a subsidiary during 2001, VNB Capital Trust I, through which it issued trust preferred securities.

   VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services. At December 31, 2001, VNB maintained 126 branch offices located in northern New Jersey and Manhattan. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services. VNB also provides through wholly-owned subsidiaries the services of a title insurance agency and Securities and Exchange Commission ("SEC")-registered investment advisors.

   VNB has several subsidiaries which are included in the consolidated financial statements of Valley. The subsidiaries include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a title insurance agency, asset management advisors which are SEC-registered investment advisors, an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada, a subsidiary which specializes in asset-based lending, a real estate investment trust subsidiary which owns real estate related investments, a subsidiary which owns some of the real estate utilized by VNB and real estate related investments, and a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft. These subsidiaries are wholly-owned by VNB, except Valley owns less than 1% of a holding company for the real estate investment trust and the real estate subsidiary and except the real estate investment trust subsidiary, which must have 100 or more shareholders to qualify as a real estate investment trust, has issued an immaterial amount of preferred stock to outside shareholders, many of whom are Valley employees.

   VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio, and corporate and other adjustments. For financial data on the four business segments see Part II, Item 8, "Financial Statements and Supplementary Data--Note 20 of the Notes to Consolidated Financial Statements."

Recent Developments

   Valley restructured an existing subsidiary during December of 2001, by contributing to it some of Valley's existing real estate owned properties and some of its real estate related securities. Valley anticipates that it will contribute additional real estate owned properties to the subsidiary during 2002*. The restructuring will provide substantial tax benefits during 2002.* Beginning in 2003, there will be a smaller amount of recurring annual tax benefits from this restructuring*. The benefits will reduce Valley's effective tax rate below its historical rate of approximately 34 percent.

   On November 7, 2001, Valley completed a $175.0 million public offering of
7.75 percent trust preferred securities. Valley issued the trust preferred securities through its subsidiary VNB Capital Trust I, a Delaware business trust. An additional $25.0 million in trust preferred securities was sold by Valley on November 15, 2001 upon the exercise of the underwriters' overallotment option. These trust preferred securities are traded on the New York Stock Exchange preferred stock listing. Valley intends to use the net proceeds for general corporate purposes, which include the repurchase of our common stock and the repayment of debt, and may include investments in or advances to our existing or future subsidiaries.

   In late June 2001 Valley began operations of Valley Commercial Capital, LLC, a new leasing company, which offers both commercial equipment leases and financing for general aviation aircraft. This transaction involved the purchase of approximately $44.0 million of small aircraft loans.

   On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged (the exchange rate and number of shares exchanged have not been restated for the 5 percent stock dividend issued May 18, 2001). This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented.

Competition

   The market for banking and bank-related services is highly competitive. Valley and VNB compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of the Gramm-Leach-Bliley Act (discussed below) and interstate banking laws now in effect or that may be in effect in the future. Valley and VNB compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Valley regularly reviews its products, locations, alternative delivery channels and various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

Employees

   At December 31, 2001, VNB and its subsidiaries employed 2,129 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

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

   The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through VNB require approval of the office of the

Comptroller of the Currency of the United States ("OCC"). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature. As of the date hereof, Valley and VNB have not utilized such powers.

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

Recent Legislation

   As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

   Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

   The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

   In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions applicable to national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

   The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

..   allows bank holding companies meeting management, capital and Community
    Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

..   allows insurers and other financial services companies to acquire banks;

..   removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies;
    and

..   establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Restrictions on Activities Outside the United States

   Valley's activities in Canada are conducted through VNB and in the United States are subject to Sections 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10 percent of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations of VNB are subject to supervision by the FRB, as well as the OCC. In Canada, VNB's activities also are subject to the laws and regulations of Canada and to regulation by Canadian banking authorities. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking with certain significant exceptions.

FIRREA

   Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the Federal Depository Insurance Corporation ("FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

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

Item 2.  Properties

   VNB's corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, mortgage and consumer lending, the operations and data processing center, and the executive offices of both Valley and VNB. Two of the three buildings are owned by a subsidiary of VNB and leased to VNB, the other building is leased by VNB from an independent third party.

   VNB owns another office building in Wayne, New Jersey which is occupied by those departments and subsidiaries providing trust and investment management services. A subsidiary of VNB also owns an office building and condominium office in Manhattan, which are leased to VNB and which house a portion of its New York lending and operations.

   VNB provides banking services at 126 locations of which 54 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 72 locations are leased from independent third parties.

Item 3.  Legal Proceedings

   There were no material pending legal proceedings to which Valley or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which are not expected to have any material effect on the business or financial condition of Valley.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 4A.  Executive Officers of the Registrant

                         Age at    Executive
                      December 31,  Officer
        Names             2001       Since                      Office
        -----         ------------ ---------                    ------
Gerald H. Lipkin.....      60        1975    Chairman of the Board, President and Chief
                                               Executive Officer of Valley and VNB
Spencer B. Witty.....      87        2001    Vice Chairman of Valley and VNB
Peter Crocitto.......      44        1991    Executive Vice President of Valley and VNB
Alan D. Eskow........      53        1993    Executive Vice President and Chief Financial
                                               Officer of Valley and VNB
James G. Lawrence....      58        2001    Executive Vice President of Valley and VNB
Robert M. Meyer......      55        1997    Executive Vice President of Valley and VNB
Peter John Southway..      41        1989    Executive Vice President of Valley and VNB
William J. Cardew....      75        2001    First Senior Vice President of VNB
Kermit R. Dyke.......      54        2001    First Senior Vice President of VNB
Albert L. Engel......      53        1998    First Senior Vice President of VNB
Robert J. Farnon.....      63        1998    First Senior Vice President of VNB
Robert E. Farrell....      55        1990    First Senior Vice President of VNB
Richard P. Garber....      58        1992    First Senior Vice President of VNB
Eric W. Gould........      33        2001    First Senior Vice President of VNB
Robert J. Mulligan...      54        1991    First Senior Vice President of VNB
Garret G. Nieuwenhuis      61        2001    First Senior Vice President of VNB
John H. Prol.........      64        1992    First Senior Vice President of VNB
Jack M. Blackin......      59        1993    Senior Vice President of Valley and VNB

All officers serve at the pleasure of the Board of Directors.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

   Valley's common stock trades on the New York Stock Exchange ("NYSE") under the symbol VLY. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the cash dividends paid per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends.

                               Year 2001              Year 2000
                         ---------------------- ----------------------
                          High   Low   Dividend  High   Low   Dividend
                         ------ ------ -------- ------ ------ --------
          First Quarter. $31.67 $23.86  $0.248  $25.41 $19.22  $0.236
          Second Quarter  28.35  25.71   0.265   25.73  22.68   0.248
          Third Quarter.  29.80  25.60   0.265   26.31  22.38   0.248
          Fourth Quarter  32.95  28.00   0.265   32.03  24.65   0.248

   Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business--Dividend Limitations" and Part II, Item 8, "Financial Statements and Supplementary Data--Note 16 of the Notes to Consolidated Financial Statements."

   There were 9,359 shareholders of record as of December 31, 2001.

   In 2000, Valley issued 60,507 shares of its common stock to the shareholders of Hallmark Capital Management, Inc. pursuant to a merger of Hallmark into a subsidiary of Valley, and in 2001 issued 26,329 shares of Valley common stock pursuant to subsequent earn-out payments. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. These shares have been subsequently registered for resale on Form S-3 under the Securities Act.

Item 6.  Selected Financial Data

   The following selected financial data should be read in conjunction with Valley's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                          Years ended December 31,
                                      ---------------------------------------------------------------
                                         2001         2000         1999         1998         1997
                                      -----------  -----------  -----------  -----------  -----------
                                                   (in thousands, except for share data)
Summary of Operations:
Interest income (taxable equivalent). $   559,557  $   575,003  $   524,758  $   505,096  $   498,424
Interest expense.....................     218,653      252,648      208,792      208,531      212,436
                                      -----------  -----------  -----------  -----------  -----------
Net interest income (taxable
  equivalent)........................     340,904      322,355      315,966      296,565      285,988
Less: tax equivalent adjustment......       6,071        6,797        6,940        7,535        8,785
                                      -----------  -----------  -----------  -----------  -----------
 Net interest income.................     334,833      315,558      309,026      289,030      277,203
Provision for loan losses............      15,706       10,755       11,035       14,070       14,830
                                      -----------  -----------  -----------  -----------  -----------
 Net interest income after provision
   for loan losses...................     319,127      304,803      297,991      274,960      262,373
Gains on securities transactions, net       3,564          355        2,625        1,480        2,158
Non-interest income..................      64,912       58,745       51,178       49,342       48,219
Non-interest expense.................     188,248      171,139      164,719      170,097      163,579
                                      -----------  -----------  -----------  -----------  -----------
Income before income taxes...........     199,355      192,764      187,075      155,685      149,171
Income tax expense...................      64,151       66,027       61,734       38,512       44,458
                                      -----------  -----------  -----------  -----------  -----------
 Net income.......................... $   135,204  $   126,737  $   125,341  $   117,173  $   104,713
                                      ===========  ===========  ===========  ===========  ===========
Per Common Share (1):
Earnings per share:
   Basic............................. $      1.74  $      1.61  $      1.52  $      1.41  $      1.26
   Diluted...........................        1.73         1.60         1.51         1.39         1.24
Dividends............................        1.04         0.98         0.93         0.85         0.73
Book value...........................        8.87         8.41         8.04         8.41         7.75
Weighted average shares outstanding:
   Basic.............................  77,626,780   78,612,928   82,383,289   83,218,702   83,246,901
   Diluted...........................  78,038,664   79,235,570   83,162,607   84,361,995   84,111,102
Ratios:
Return on average assets.............        1.68%        1.66%        1.70%        1.70%        1.54%
Return on average shareholders'
  equity.............................       19.70        20.24        18.30        17.72        16.88
Average shareholders' equity to
  average assets.....................        8.53         8.22         9.31         9.58         9.12
Dividend payout......................       56.40        56.59        53.30        50.33        51.16
Risk-based capital:
   Tier 1 capital....................       14.09        11.26        12.03        13.82        14.03
   Total capital.....................       15.15        12.33        13.17        15.05        15.15
Leverage capital.....................       10.26         8.48         8.81         9.71         9.15
Financial Condition at Year-End:
Assets............................... $ 8,583,765  $ 7,901,260  $ 7,755,707  $ 7,168,540  $ 6,882,167
Loans, net of allowance..............   5,268,004    5,127,115    4,927,621    4,446,806    4,245,011
Deposits.............................   6,306,974    6,136,828    6,010,233    5,904,473    5,756,168
Shareholders' equity.................     678,375      655,982      652,708      702,787      646,794

--------
(1) All per share amounts have been restated to reflect the 5 percent stock dividend issued May 18, 2001, and all prior stock splits and dividends.

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

  Cautionary Statement Concerning Forward-Looking Statements

   This Form 10-K, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an "asterisk" (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, loan prepayment assumptions, cash flows, deposit growth, the direction of the economy in New Jersey and New York especially as it has been affected by recent developments, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of general economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

  Recent Developments

   Valley restructured an existing subsidiary during December of 2001, by contributing to it some of Valley's existing real estate owned properties and some of its real estate related securities. Valley anticipates that it will contribute additional real estate owned properties to the subsidiary during 2002*. The restructuring will provide substantial tax benefits during 2002.* Beginning in 2003, there will be a smaller amount of recurring annual tax benefits from this restructuring.* The benefits will reduce Valley's effective tax rate below its historical rate of approximately 34 percent.


   On November 7, 2001, Valley completed a $175.0 million public offering of
7.75 percent trust preferred securities. Valley issued the trust preferred securities through its subsidiary VNB Capital Trust I, a Delaware business trust. An additional $25.0 million in trust preferred securities was sold by Valley on November 15, 2001 upon the exercise of the underwriters' overallotment option. These trust preferred securities are traded on the New York Stock Exchange preferred stock listing. Valley intends to use the net proceeds for general corporate purposes, which include the repurchase of our common stock and the repayment of debt, and may include investments in or advances to our existing or future subsidiaries.

   In late June 2001 Valley began operations of Valley Commercial Capital, LLC, a new leasing company, which offers both commercial equipment leases and financing for general aviation aircraft. This transaction involved the purchase of approximately $44.0 million of small aircraft loans.

   On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged (the exchange rate and number of shares exchanged have not been restated for the 5 percent stock dividend issued May 18, 2001). This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interest method of accounting. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented.

  Earnings Summary

   Net income was $135.2 million, or $1.73 per diluted share in 2001 compared with $126.7 million, or $1.60 per diluted share, in 2000 (2000 earnings per share amounts have been restated to give effect to the 5 percent stock dividend issued May 18, 2001). Net income includes a net, after tax charge of $7.0 million, or $0.09 per diluted share, recorded in connection with the first quarter acquisition of Merchants. Excluding the merger charge, net income for the year ended December 31, 2001 was $142.2 million, or $1.82 diluted share. Return on average assets for 2001 rose to 1.68 percent compared with 1.66 percent in 2000, while the return on average equity was 19.70 percent in 2001 compared with 20.24 percent in 2000. Excluding the merger charge, the return on average assets and the return on average equity would have been 1.77 percent and 20.73 percent, respectively, for the year ended December 31, 2001.

   Although interest rates declined throughout 2001, Valley's net interest income increased $19.3 million, contributing to increased earnings per share. An increase in loan volume helped offset the decline in interest rates. Earnings for 2001 were also impacted by the pre-tax $4.9 million gain recorded relating to the sale of the cobranded ShopRite MasterCard credit card portfolio offset by the pre-tax merger-related charge of $9.0 million from the acquisition of Merchants and $2.3 million of distributions on the recently issued trust preferred securities.

  Net Interest Income

   Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $340.9 million for 2001 compared with $322.4 million for 2000. Higher average balances of total interest earning assets, primarily loans and taxable investments, were offset partially by lower average interest rates for these interest earning assets during 2001. For 2001 total interest bearing liabilities increased causing interest expense to increase, but was more than offset by declining rates associated with the liabilities compared to 2000. The net interest margin increased to 4.45 percent for 2001 compared with 4.40 percent for 2000. Beginning in January 2001 the Federal Reserve decreased short-term interest rates eleven times during the year amounting to 475 basis points due to the general weakness in the economy. As the prime rate declined, Valley was able to reduce liability costs contributing to an increase in its net interest margin and net interest income. There can be no assurances how future changes in interest rates will affect net interest income.

   Average interest earning assets increased $349.5 million or 4.8 percent in 2001 over the 2000 amount. This was mainly the result of the increase in average balance of loans of $134.1 million or 2.6 percent and the increase in average balance of taxable investments of $197.3 million or 10.2 percent.

   Average interest bearing liabilities for 2001 increased $289.9 million or
5.1 percent from 2000. Average savings deposits increased $128.8 million or 5.7 percent and average time deposits increased $35.1 million or 1.4 percent from 2000. Average short-term borrowings decreased $169.4 million or 39.1 percent over 2000 balances. Average long-term debt, which includes primarily Federal Home Loan Bank ("FHLB") advances, increased $295.4 million, or 50.7 percent. During 2001, in conjunction with declining interest rates, Valley began to extend maturities on its short-term borrowings by converting to longer term FHLB advances resulting in a large increase in long-term debt and decrease in short-term borrowings. The extension of maturities is part of an effort to more closely match Valley's funding sources with its loan portfolio and reduce future interest rate risk.*

   Average interest rates, in all categories of interest earning assets and interest bearing liabilities, decreased during 2001 compared to 2000. The average interest rate for loans decreased 62 basis points to 7.68 percent and the average interest rate for taxable investments decreased 30 basis points to
6.53 percent. Average interest rates on total interest earning assets decreased 56 basis points to 7.30 percent. Average interest rates also decreased on total interest bearing liabilities by 78 basis points to 3.65 percent from 4.43 percent. Average interest rates on deposits decreased by 81 basis points to
3.26 percent. The increase in the net interest margin from 4.40 percent in 2000 to 4.45 percent in 2001 resulted from a larger increase in net interest income in relationship to the growth in average interest earning assets and from reduced liability costs in conjunction with reduced yields in a declining interest rate environment. Valley will generally be able to increase the net interest margin in a declining rate environment, as there are a greater amount of liabilities tied to short-term rates than assets.* Conversely, in a rising interest rate environment, Valley may have some reduction in net interest income.* For further information, see the caption Interest Rate Sensitivity discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following table reflects the components of net interest income for each of the three years ended December 31, 2001, 2000 and 1999.

     ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                 NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                2001                          2000                          1999
                                    ----------------------------  ----------------------------  ----------------------------
                                     Average              Average  Average              Average  Average              Average
                                     Balance    Interest   Rate    Balance    Interest   Rate    Balance    Interest   Rate
                                    ----------  --------  ------- ----------  --------  ------- ----------  --------  -------
                                                                         (in thousands)
Assets
Interest earning assets
Loans (1)(2)....................... $5,199,999  $399,330   7.68%  $5,065,852  $420,500   8.30%  $4,682,882  $374,829   8.00%
Taxable investments (3)............  2,136,459   139,511   6.53    1,939,191   132,400   6.83    2,000,861   126,858   6.34
Tax-exempt investments(1)(3).......    221,752    16,100   7.26      244,833    17,851   7.29      252,632    18,370   7.27
Federal funds sold and other
 short-term investments............    109,768     4,616   4.21       68,615     4,252   6.20       93,856     4,701   5.01
                                    ----------  --------   ----   ----------  --------   ----   ----------  --------   ----
Total interest earning assets......  7,667,978  $559,557   7.30    7,318,491  $575,003   7.86    7,030,231  $524,758   7.46
                                                --------   ----               --------   ----               --------   ----
Allowance for loan losses..........    (63,564)                      (65,706)                      (63,505)
Cash and due from banks............    182,955                       187,625                       194,104
Other assets.......................    229,067                       217,160                       201,110
Unrealized gain(loss) on
 securities available for sale.....     25,962                       (36,774)                       (2,614)
                                    ----------                    ----------                    ----------
Total assets....................... $8,042,398                    $7,620,796                    $7,359,326
                                    ==========                    ==========                    ==========
Liabilities and
 Shareholders' Equity
Interest bearing liabilities
Savings deposits................... $2,389,179  $ 45,742   1.91%  $2,260,379  $ 57,470   2.54%  $2,276,031  $ 49,170   2.16%
Time deposits......................  2,458,168   112,417   4.57    2,423,099   133,156   5.50    2,456,289   120,531   4.91
                                    ----------  --------   ----   ----------  --------   ----   ----------  --------   ----
Total interest bearing deposits....  4,847,347   158,159   3.26    4,683,478   190,626   4.07    4,732,320   169,701   3.59
Short-term borrowings..............    263,497    11,424   4.34      432,849    26,598   6.14      321,144    16,394   5.10
Long-term debt.....................    878,364    49,070   5.59      582,980    35,424   6.08      387,571    22,697   5.86
                                    ----------  --------   ----   ----------  --------   ----   ----------  --------   ----
Total interest bearing liabilities.  5,989,208   218,653   3.65    5,699,307   252,648   4.43    5,441,035   208,792   3.84
                                                --------   ----               --------   ----               --------   ----
Demand deposits....................  1,301,231                     1,254,103                     1,174,621
Other liabilities..................     36,114                        41,190                        58,657
Capital securities.................     29,686                            --                            --
Shareholders' equity...............    686,159                       626,196                       685,013
                                    ----------                    ----------                    ----------
Total liabilities and shareholders'
 equity............................ $8,042,398                    $7,620,796                    $7,359,326
                                    ==========                    ==========                    ==========
Net interest income (tax
 equivalent basis).................              340,904                       322,355                       315,966
Tax equivalent adjustment..........               (6,071)                       (6,797)                       (6,940)
                                                --------                      --------                      --------
Net interest income................             $334,833                      $315,558                      $309,026
                                                ========                      ========                      ========
Net interest rate differential.....                        3.65%                         3.43%                         3.62%
                                                           ====                          ====                          ====
Net interest margin (4)............                        4.45%                         4.40%                         4.49%
                                                           ====                          ====                          ====

--------
(1) Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2) Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

   The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

            CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                      2001 Compared to 2000       2000 Compared to 1999
                                      Increase(Decrease)(2)       Increase(Decrease)(2)
                                   ---------------------------  -------------------------
                                   Interest  Volume     Rate    Interest Volume    Rate
                                   --------  -------  --------  -------- -------  -------
                                                       (in thousands)
Interest income:
   Loans (1)...................... $(21,172) $10,917  $(32,089) $45,671  $31,435  $14,236
   Taxable investments............    7,113   13,058    (5,945)   5,542   (3,996)   9,538
   Tax-exempt investments(1)......   (1,751)  (1,676)      (75)    (519)    (569)      50
   Federal funds sold and
     other short-term investments.      364    2,017    (1,653)    (449)  (1,424)     975
                                   --------  -------  --------  -------  -------  -------
                                    (15,446)  24,316   (39,762)  50,245   25,446   24,799
                                   --------  -------  --------  -------  -------  -------
Interest expense:
   Savings deposits...............  (11,728)   3,123   (14,851)   8,300     (340)   8,640
   Time deposits..................  (20,739)   1,901   (22,640)  12,625   (1,648)  14,273
   Short-term borrowings..........  (15,174)  (8,658)   (6,516)  10,204    6,435    3,769
   Long-term debt.................   13,646   16,700    (3,054)  12,727   11,844      883
                                   --------  -------  --------  -------  -------  -------
                                    (33,995)  13,066   (47,061)  43,856   16,291   27,565
                                   --------  -------  --------  -------  -------  -------
   Net interest income
     (tax equivalent basis)....... $ 18,549  $11,250  $  7,299  $ 6,389  $ 9,155  $(2,766)
                                   ========  =======  ========  =======  =======  =======

--------
(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

  Non-Interest Income

   The following table presents the components of non-interest income for the years ended December 31, 2001, 2000 and 1999.

                              NON-INTEREST INCOME

                                               Years ended December 31,
                                               ------------------------
                                                 2001    2000    1999
                                               -------  ------- -------
                                                    (in thousands)
         Trust and investment services........ $ 4,404  $ 3,563 $ 2,414
         Service charges on deposit accounts..  19,171   18,180  15,864
         Gains on securities transactions, net   3,564      355   2,625
         Fees from loan servicing.............  10,818   10,902   8,387
         Credit card fee income...............   3,535    8,403   8,655
         Gains on sales of loans, net.........  10,601    2,227   2,491
         Bank owned life insurance............   2,120       --      --
         Other................................  14,263   15,470  13,367
                                               -------  ------- -------
            Total non-interest income......... $68,476  $59,100 $53,803
                                               =======  ======= =======

   Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $64.9 million for 2001 compared with $58.7 million for 2000.

   Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. Additional fee income to Valley during 2000 and 2001 resulted primarily from the July 6, 2000 acquisition of Hallmark Capital Management, Inc. ("Hallmark"), a New Jersey based investment management firm. The acquisition was accounted for as a purchase accounting transaction. Fee income from asset management and brokerage commissions were negatively impacted by the equity market decline during 2001.

   Service charges on deposit accounts increased $991 thousand or 5.5 percent from $18.2 million for the year ended December 31, 2000 to $19.2 million in 2001. A majority of this increase was due to an increase in service fees charged.

   Gains on securities transactions, net increased $3.2 million to $3.6 million for the year ended December 31, 2001 as compared to $355 thousand for the year ended December 31, 2000. The majority of securities sold during 2001 were mortgage backed securities, which, in the current economic environment of heavy refinancing activity, were experiencing above normal prepayments. Additional sales may take place with changes in interest rates to adjust for portfolio yields and duration.*

   Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2001, fees from servicing residential mortgage loans totaled $9.5 million and fees from servicing SBA loans totaled $1.3 million, relatively unchanged from the prior year. The aggregate principal balances of mortgage loans serviced by VNB's subsidiary VNB Mortgage Services, Inc. ("MSI") for others approximated $2.4 billion, $2.5 billion and $2.2 billion at December 31, 2001, 2000 and 1999, respectively. The heavy prepayment activity resulted in less fee income from the serviced mortgage loan portfolio. If long-term interest rates remain low, then this level of prepayments and reduced fee income may continue.*

   Credit card fee income decreased $4.9 million for the year ended December 31, 2001 as compared to the prior year due to the sale of the $66.6 million co-branded ShopRite MasterCard credit card portfolio in January 2001. Valley will continue to maintain its own credit card portfolio, due to customer relationships, which had a balance of $12.7 million at December 31, 2001.

   Gains on sales of loans were $10.6 million for the year 2001 compared to $2.2 million for the prior year. A $4.9 million gain was recorded in January 2001 on the ShopRite Mastercard credit card portfolio sale described above. Also included in the gain on sale of loans for 2001 is a $3.7 million gain on the sale of newly originated low interest rate, 15 and 30 year fixed rate residential mortgages, as well as some mortgages with higher interest rates and with a greater likelihood of prepayment in a declining interest rate environment. Management sells most new long-term fixed rate loans with low interest rates to reduce future interest rate risk.* Approximately $2.0 million of gain was recorded on the sale of SBA loans by VNB into the secondary market in 2001. The comparable gain amounts for the year ended December 31, 2000 for the sale of residential mortgage loans and SBA loans were $244 thousand and $2.0 million, respectively. The increase in the gain on sale of residential mortgage loans was due to the increase in the volume of loans sold and changes in interest rates.

   During the third quarter of 2001, Valley invested $100.0 million in Bank Owned Life Insurance (BOLI) and added another $50.0 million during the first quarter of 2002 to help offset the rising cost of employee benefits. The investment portfolio was reduced by the like amount, causing net interest income to decline. Income of $2.1 million was recorded from the BOLI during the year ended December 31, 2001 and was reported as other income. BOLI income is exempt from federal and state taxes. The BOLI is invested in investment securities similar to Valley's investment portfolio and is managed by two investment firms.

   Other non-interest income decreased $1.2 million to $14.3 million in 2001 as compared to 2000. This decrease is primarily attributed to the gain recorded on two bank buildings sold by Valley during 2000 acquired in previous acquisitions.

  Non-Interest Expense

   The following table presents the components of non-interest expense for the years ended December 31, 2001, 2000 and 1999.

                             NON-INTEREST EXPENSE

                                             Years ended December 31,
                                            --------------------------
                                              2001     2000     1999
                                            -------- -------- --------
                                                  (in thousands)
         Salary expense.................... $ 79,826 $ 76,116 $ 70,596
         Employee benefit expense..........   18,200   18,037   17,406
         FDIC insurance premiums...........    1,151    1,239    1,350
         Net occupancy expense.............   17,775   15,469   14,641
         Furniture and equipment expense...   10,700   10,731    9,299
         Credit card expense...............    1,538    5,032    5,070
         Amortization of intangible assets.   10,170    7,725    5,369
         Advertising.......................    6,392    4,682    5,336
         Merger-related charges............    9,017       --    3,005
         Distribution on capital securities    2,282       --       --
         Other.............................   31,197   32,108   32,647
                                            -------- -------- --------
            Total non-interest expense..... $188,248 $171,139 $164,719
                                            ======== ======== ========

   Excluding merger-related charges, non-interest expense totaled $179.2 million for 2001, an increase of $8.1 million or 4.7 percent from the 2000 level. The largest components of non-interest expense were salaries and employee benefit expense which totaled $98.0 million in 2001 compared to $94.2 million in 2000, an increase of 4.1 percent. At December 31, 2001, full-time equivalent staff was 2,129 compared to 2,087 at the end of 2000. The increase in salary expense includes Valley's new leasing subsidiary, new branches, and other expanded operations.

   The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the year ended December 31, 2001 was 44.4 percent, one of the lowest in the industry, compared with an efficiency ratio for 2000 of 45.2 percent. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

   Net occupancy expense increased $2.3 million or 14.9 percent during 2001 in comparison to 2000. The increase in this expense can be attributed to an overall increase in the cost of operating bank facilities and from new branch locations.

   Credit card expense includes processing expenses and fraud losses for both the co-branded ShopRite credit card portfolio and Valley's own credit card portfolio, and cardmember rebates for the co-branded ShopRite credit card portfolio. The decrease in credit card expense was the result of the sale of the ShopRite credit card portfolio in January 2001.

   Amortization of intangible assets, consisting primarily of amortization of loan servicing rights, increased $2.4 million or 31.7 percent to $10.2 million. An analysis is completed quarterly to determine the adequacy of the mortgage servicing asset. A valuation of $2.0 million was recorded in the third and fourth quarters of 2001 as a result of a large volume of prepayments on higher interest rate mortgages. Additional increases to the reserve may be recorded during 2002 should high levels of prepayments continue.* Also included in amortization of intangible assets is $650 thousand of goodwill amortization recorded during 2001. Under the new accounting rules, annual amortization of goodwill will cease. Instead, Valley will periodically review the goodwill asset for impairment, and record an impairment reserve for any decline in value.

   During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges were the following: personnel expenses which include severance payments for terminated directors of Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge, $5.9 million or 65.5 percent was paid or charged to the reserve through December 31, 2001. The remaining balance of $3.1 million is expected to be paid based on existing contractual arrangements.*

   Distributions on capital securities consist primarily of amounts required to be paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The interest cost for the full year 2002 will approximate $15.5 million.

   The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $14.9 million for 2001, compared to $15.7 million for 2000.

  Income Taxes

   Income tax expense as a percentage of pre-tax income was 32.2 percent for the year ended December 31, 2001 compared to 34.3 percent in 2000. The effective tax rate was impacted by the effect of nondeductible merger expenses, tax benefits associated with loan charge-offs, additional state tax benefits and non taxable income from a $100.0 million investment in BOLI. After adjusting for these items, the effective tax rate for the year 2001 would have been approximately 33.6 percent. Valley restructured an existing subsidiary during December of 2001, by contributing to it some of Valley's existing real estate owned properties and some of its real estate related securities. Valley anticipates that it will contribute additional real estate owned properties to the subsidiary during 2002.* The restructuring will provide substantial tax benefits during 2002.* Beginning in 2003, there will be a smaller amount of recurring annual benefits from this restructuring.* The benefits will reduce Valley's effective tax rate below its historical rate of approximately 34 percent.*

  Business Segments

   VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, "Financial Statements and Supplementary Data--Note 20 of the Notes to Consolidated Financial Statements."

   The consumer lending segment had a return on average interest earning assets before taxes of 3.12 percent for the year ended December 31, 2001 compared to
2.54 percent for the year ended December 31, 2000. Average interest earning assets decreased $129.7 million, which is attributable to a decrease in automobile lending offset partially by an increase in home equity and residential mortgage lending. Average interest rates on consumer loans decreased by 18 basis points, while the cost of funds decreased by 60 basis points. The majority of the rates on these loans are fixed and do not adjust with changes in short term interest rates. Normal cash flow, high prepayment volume and new loans at lower rates caused the decline in yield. Income before income taxes increased $12.2 million primarily as a result of increased non-interest income of $3.7 million associated with the sale of residential mortgage loans. In addition, the sale of $66.6 million of credit card receivables during the first quarter of 2001 reduced non-interest expense by $4.6 million compared to the prior year.

   The return on average interest earning assets before taxes for the commercial lending segment decreased 64 basis points to 2.85 percent for the year ended December 31, 2001. Average interest earning assets increased $246.7 million as a result of an increased volume of loans and the purchase of approximately $44.0 million in small aircraft loans. Interest rates on commercial loans decreased by 112 basis points due to a decline in interest rates on a large number of adjustable rate loans, while the cost of funds decreased by 60 basis points. Income before income taxes decreased $7.8 million primarily as a result of a decline in the yield on loans offset by an increase in average interest earning assets.

   The investment portfolio segment had a return on average interest earning assets, before taxes, of 2.46 percent for the year ended December 31, 2001, 35 basis points more than the year ended December 31, 2000. Average interest earning assets increased by $232.5 million. The yield on interest earning assets decreased by 34 basis points to 6.46 percent. Cash flows from investments, specifically mortgage backed securities, prepaid at a faster pace during 2001 due to lower long term interest rates on mortgage loans, and these funds were reinvested in lower rate alternatives causing the decline in yield. This can be expected to continue during 2002 if long-term interest rates remain low.* Income before income taxes increased 28.5 percent to $60.2 million.

   The corporate segment represents income and expense items not directly attributable to a specific segment including merger-related charges, non-recurring gains on sales of loans, and service charges on deposit accounts. The loss before taxes for the corporate segment increased to $16.8 million for the year ended December 31, 2001 and was due primarily to the pre-tax merger related charges of $9.0 million incurred during 2001.

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

   Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, the prepayment assumptions of certain assets and liability retention. According to the model run for year end 2001, over a twelve month period, an interest rate increase of 100 basis points resulted in a decrease in net interest income of approximately $2.9 million while an interest rate decrease of 100 basis points resulted in an increase in net interest income of approximately $5.0 million. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.* The model assumes changes in interest rates without any proactive change in the balance sheet by managment.

   Valley's net interest margin is affected by changes in interest rates and cash flow from its loan and investment portfolio. In a low interest rate environment, greater cash flow is received from mortgage loans and investments due to greater refinancing activity. These larger cash flows are then reinvested into alternative investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability rates to maximize net interest margin.

   The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at December 31, 2001. Market risk sensitive instruments are generally defined as on-and-off balance sheet financial instruments.

                      INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                             Total      Fair
                                                  2002       2003      2004     2005     2006   Thereafter  Balance     Value
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Interest sensitive assets:
Investment securities held to maturity........ $   14,450 $    1,572 $  9,873 $  8,542 $  7,752 $  450,872 $  503,061 $  476,872
Investment securities available for sale......    855,902    349,939  231,054  137,937   82,682    514,181  2,171,695  2,171,695
Loans:
 Commercial...................................    792,492     92,148   67,241   38,776   20,986     69,209  1,080,852  1,073,347
 Mortgage.....................................    595,857    434,609  321,685  235,117  203,887  1,104,855  2,896,010  2,862,473
 Consumer.....................................    680,126    305,084  198,794  100,971   39,211     30,759  1,354,945  1,460,358
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Total interest sensitive assets............... $2,938,827 $1,193,352 $828,647 $521,343 $354,518 $2,169,876 $8,006,563 $8,044,745
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Interest sensitive liabilities:
Deposits:
 Savings...................................... $  478,457 $  535,031 $535,031 $299,939 $149,969 $  449,908 $2,448,335 $2,448,335
 Time.........................................  1,983,952    268,440   79,002   51,257   23,646      6,321  2,412,618  2,437,233
Short-term borrowings.........................    304,262         --       --       --       --         --    304,262    304,262
Long-term debt................................    167,039    127,030  142,033   53,012  154,036    332,578    975,728    971,567
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Total interest sensitive liabilities.......... $2,933,710 $  930,501 $756,066 $404,208 $327,651 $  788,807 $6,140,943 $6,161,397
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Interest sensitivity gap...................... $    5,117 $  262,851 $ 72,581 $117,135 $ 26,867 $1,381,069 $1,865,620 $1,883,348
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------
Ratio of interest sensitive assets to interest
 sensitive liabilities........................     1.00:1     1.28:1   1.10:1   1.29:1   1.08:1     2.75:1     1.30:1     1.31:1
                                               ---------- ---------- -------- -------- -------- ---------- ---------- ----------

   Expected maturities are contractual maturities adjusted for all payments of principal. Valley uses certain assumptions to estimate fair values. For investment securities and loans, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non maturity deposit liabilities, in accordance with standard industry practice and Valley's own historical experience, "decay factors" were used to estimate deposit runoff.

   The total positive gap repricing within 1 year as of December 31, 2001 was $5.1 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.00:1. Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

  Liquidity

   Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.5 billion and $2.0 billion at December 31, 2001 and 2000, respectively. This represents 31.7 percent and 26.7 percent of earning assets, and 29.6 percent and 25.5 percent of total assets at December 31, 2001 and 2000, respectively.

   On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.1 billion for the year ended December 31, 2001 and $5.0 billion for the year ended December 31, 2000, representing 66.8 percent and
68.5 percent of average earning assets. Demand deposits have continued to increase, while savings deposits have shown recent increases as a result of low interest rates on other deposits and the effects of a declining equity market. The level of time deposits is affected by interest rates offered, which is often influenced by Valley's need for funds. During 2001, Valley utilized the brokered certificate of deposit ("CD") market in an attempt to attract longer term deposits and will continue to utilize this source as needed. At December 31, 2001, brokered CD's totaled $68.9 million. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances and large dollar certificates of deposit, generally those over $100 thousand, are used as funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2001, proceeds from the sales of investment securities available for sale were $357.1 million, and proceeds of $1.2 billion were generated from investment maturities. Purchases of investment securities in 2001 were $2.0 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion and $1.4 billion, on average, for the years ended December 31, 2001 and 2000, respectively.

   During 2001, a substantial amount of loan growth was funded from a combination of deposit growth, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2002.*

   The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2001. These certificates of deposit are generated primarily from core deposit customers.

                                             (in thousands)
                     Less than three months.   $  888,580
                     Three to six months....       76,894
                     Six to twelve months...      122,541
                     More than twelve months       11,281
                                               ----------
                                               $1,099,296
                                               ==========

   Valley's recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends and distributions on trust preferred securities, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million capital securities. At December 31, 2001 Valley maintained a floating rate line with a third party in the amount of $35 million of which $4.0 million was outstanding. This line is available for general corporate purposes and expires June 14, 2002. Borrowings under this facility are collateralized by investment securities of no less than 120 percent of the loan balance. In addition, Valley has available a 120 day unsecured line in the amount of $20 million which matures January 25, 2002, of which none was drawn as of December 31, 2001.

  Investment Securities

   The amortized cost of securities held to maturity at December 31, 2001, 2000 and 1999 were as follows:

                    INVESTMENT SECURITIES HELD TO MATURITY

                                                     2001     2000     1999
                                                   -------- -------- --------
                                                         (in thousands)
  Obligations of states and political subdivisions $ 99,757 $ 78,062 $ 88,220
  Mortgage-backed securities......................   25,912  209,836  184,746
  Other debt securities...........................  324,918  249,414  250,286
                                                   -------- -------- --------
     Total debt securities........................  450,587  537,312  523,252
  FRB & FHLB stock................................   52,474   40,138   37,421
                                                   -------- -------- --------
     Total investment securities held to maturity. $503,061 $577,450 $560,673
                                                   ======== ======== ========


   The fair value of securities available for sale at December 31, 2001, 2000 and 1999 were as follows:

                   INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                      2001       2000       1999
                                                   ---------- ---------- ----------
                                                            (in thousands)
U.S. Treasury securities and other government
  agencies and corporations....................... $  195,608 $  150,621 $  117,211
Obligations of states and political subdivisions..    121,242    143,944    160,280
Mortgage-backed securities........................  1,812,888  1,285,395  1,281,739
Other debt securities.............................         --         --     39,885
                                                   ---------- ---------- ----------
   Total debt securities..........................  2,129,738  1,579,960  1,599,115
Equity securities.................................     41,957     46,126     45,052
                                                   ---------- ---------- ----------
   Total investment securities available for sale. $2,171,695 $1,626,086 $1,644,167
                                                   ========== ========== ==========

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31,
                                     2001

                        Obligations of       Mortgage-
                     States and Political     Backed        Other Debt
                         Subdivisions      Securities(5)    Securities       Total(4)
                     -------------------  --------------  --------------  --------------
                     Amortized     Yield  Amortized Yield Amortized Yield Amortized Yield
                      Cost(1)      (2)(3)  Cost(1)   (2)   Cost(1)   (2)   Cost(1)   (2)
                     ---------     ------ --------- ----- --------- ----- --------- -----
                                                (in thousands)
0-1 years...........  $ 4,516       6.62%  $    --   -- % $    525  3.75% $  5,041  6.32%
1-5 years...........   16,139       7.69     8,004  7.35    10,611  7.65    34,754  7.60
5-10 years..........   42,357       7.48    17,568  7.34    15,719  7.73    75,644  7.50
Over 10 years.......   36,745       6.78       340  7.98   298,063  7.32   335,148  7.26
                      -------       ----   -------  ----  --------  ----  --------  ----
   Total securities.  $99,757       7.22%  $25,912  7.35% $324,918  7.34% $450,587  7.31%
                      =======       ====   =======  ====  ========  ====  ========  ====

 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER
                                   31, 2001

                       US Treasury
                      Securities and
                     Other Government    Obligations of
                       Agencies and   States and Political      Mortgage-
                       Corporations       Subdivisions     Backed Securities(5)     Total(4)
                     ---------------  -------------------  -------------------  ---------------
                     Amortized  Yield Amortized     Yield   Amortized    Yield  Amortized  Yield
                      Cost(1)    (2)   Cost(1)      (2)(3)   Cost(1)      (2)    Cost(1)    (2)
                     ---------  ----- ---------     ------  ----------   -----  ---------- -----
                                                   (in thousands)
0-1 years........... $187,907   1.67% $ 13,469       6.80% $  182,664    4.94%  $  384,040 3.41%
1-5 years...........    4,542   5.39    30,505       6.00      29,942    8.51       64,989 7.11
5-10 years..........       --     --    67,890       7.22     196,532    6.36      264,422 6.58
Over 10 years.......    3,105   6.78     7,890       8.49   1,381,848    6.20    1,392,843 6.21
                     --------   ----  --------       ----   ----------   ----   ---------- ----
   Total securities. $195,554   1.84% $119,754       6.95% $1,790,986    6.13%  $2,106,294 5.77%
                     ========   ====  ========       ====   ==========   ====   ========== ====

--------
(1) Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2) Average yields are calculated on a yield-to-maturity basis.
(3) Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4) Excludes equity securities which have indefinite maturities.
(5) Mortgage-backed securities are shown using stated final maturity.

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

   At December 31, 2001, Valley had $25.9 million of mortgaged-backed securities classified as held to maturity and $1.8 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, to determine its investment policies.

   Included in the mortgage-backed securities portfolio at December 31, 2001 were $495.8 million of collateralized mortgage obligations ("CMO's") of which $143.9 million were privately issued. CMO's had a yield of 5.65 percent and an unrealized gain of $791 thousand at December 31, 2001. Substantially all of the CMO portfolio was classified as available for sale.

   As of December 31, 2001, Valley had $2.2 billion of securities available for sale, an increase of $546 thousand from December 31, 2000. These securities are recorded at their fair value. As of December 31, 2001, the investment securities available for sale had an unrealized gain of $20.8 million, net of deferred taxes, compared to an unrealized loss of $1.7 million, net of deferred taxes, at December 31, 2000. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment for these investments. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In 2001, in connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants portfolio and transferred $162.4 million of securities from held to maturity to available for sale and transferred $50.0 million of securities from available for sale to held to maturity to conform with Valley's investment objectives. In 1999, in connection with the Ramapo acquisition, Valley reassessed the classification of securities held in the Ramapo portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform with Valley's investment objectives.

  Loan Portfolio

   As of December 31, 2001, total loans were $5.3 billion, compared to $5.2 billion at December 31, 2000, an increase of 2.7 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2001.

                                LOAN PORTFOLIO

                                2001        2000        1999        1998        1997
                             ----------  ----------  ----------  ----------  ----------
                                                   (in thousands)
Commercial.................. $1,080,852  $1,026,793  $  929,673  $  817,213  $  781,914
                             ----------  ----------  ----------  ----------  ----------
   Total commercial loans...  1,080,852   1,026,793     929,673     817,213     781,914
                             ----------  ----------  ----------  ----------  ----------
Construction................    206,789     160,932     123,531     112,819      94,162
Residential mortgage........  1,323,877   1,301,851   1,250,551   1,055,232   1,056,286
Commercial mortgage.........  1,365,344   1,258,549   1,178,734   1,069,727     970,775
                             ----------  ----------  ----------  ----------  ----------
   Total mortgage loans.....  2,896,010   2,721,332   2,552,816   2,237,778   2,121,223
                             ----------  ----------  ----------  ----------  ----------
Home equity.................    398,102     306,038     276,261     226,231     225,899
Credit card.................     12,740      83,894      92,097     108,180     146,151
Automobile..................    842,247     976,177   1,054,542   1,033,938     931,579
Other consumer..............    101,856      74,876      86,460      86,072      97,582
                             ----------  ----------  ----------  ----------  ----------
   Total consumer loans.....  1,354,945   1,440,985   1,509,360   1,454,421   1,401,211
                             ----------  ----------  ----------  ----------  ----------
   Total loans.............. $5,331,807  $5,189,110  $4,991,849  $4,509,412  $4,304,348
                             ==========  ==========  ==========  ==========  ==========
As a percent of total loans:
Commercial loans............       20.3%       19.8%       18.6%       18.1%       18.2%
Mortgage loans..............       54.3        52.4        51.2        49.6        49.3
Consumer loans..............       25.4        27.8        30.2        32.3        32.5
                                   ---         ---         ---         ---         ---
   Total....................      100.0%      100.0%      100.0%      100.0%      100.0%
                                  =====       =====       =====       =====       =====

   The majority of the increase in loans for 2001 was divided among commercial loans, commercial mortgage loans and home equity loans. It is not known if the trend of increased lending in these loan types will continue.*

   The commercial loan and commercial mortgage loan portfolio has continued its steady increase. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending. The increase in the commercial mortgage loan portfolio resulted primarily from new growth opportunities in the Manhattan market area, resulting from the Merchants acquisition.

   The home equity loan portfolio increased $92.1 million or 30.1 percent during 2001 resulting primarily from the decrease in interest rates and increased marketing efforts by Valley of its customer base.

   The decrease in credit card loans resulted from the sale of the $66.6 million cobranded ShopRite MasterCard credit card portfolio in January 2001. Valley will continue to maintain its own credit card portfolio.

   For many years, VNB had maintained an automobile loan program with State Farm Insurance Company. While the loans generated by this program have been important to Valley, recent changes in market conditions for automobile lending have reduced the volume and profitablility of the program relative to other loans and investments available to the bank. Combined with the expansion of State Farm's banking activities, Valley has decided to phase out the origination of loans under this program during 2001, resulting in a decrease in outstanding automobile loans. Valley has increased its automobile lending through other sources including originations through the American Automobile Association, increased dealer activity and other insurance companies.

   All loans originated by Valley through the State Farm program will remain under the bank's ownership, and Valley expects the portfolio to amortize in its normal course. As of December 31, 2001, this portfolio represented 6.3 percent of Valley's earning assets and the amount of the portfolio had decreased by
24.6 percent during the last twelve-month period. The gross yield of the portfolio for the year 2001 was 8.6 percent, prior to marketing payments to an affiliate of the insurance company, loan losses and all costs associated with originating and maintaining the portfolio. Management anticipates that the phasing out of this program should not have a material adverse effect on future net income.*

   VNB has a finance company in Toronto, Canada which makes auto loans referred through State Farm Insurance Company. This Canadian subsidiary had interest income of approximately $2.8 million for the year ended December 31, 2001, and auto loans of $28.9 million at December 31, 2001. These loans are partially funded by a capital investment by VNB of $7.4 million, with additional funding requirements satisfied by lines of credit in Canadian funds. Any foreign exchange risk is limited to the capital investment by VNB. Valley is reviewing its options with respect to this company in light of its phasing out of the State Farm program.

   Much of Valley's lending is in northern New Jersey and Manhattan, with the exception of the out-of-state auto loan portfolio. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.* These loans are diversified as to type of borrower and loan. As a result of Valley's lending, this could present a geographical and credit risk if there was a significant broad based downturn of the economy within the region.

   The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2001:

                              1 Yr. or less Over 1 to 5 Yrs. Over 5 Yrs.   Total
                              ------------- ---------------- ----------- ----------
                                                 (in thousands)
Commercial--fixed rate.......   $185,760        $ 51,369       $16,223   $  253,352
Commercial--adjustable rate..    606,731         167,782        52,987      827,500
Construction--fixed rate.....     19,961           8,745            --       28,706
Construction--adjustable rate     82,240          95,843            --      178,083
                                --------        --------       -------   ----------
                                $894,692        $323,739       $69,210   $1,287,641
                                ========        ========       =======   ==========

   Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower's financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

   VNB is a preferred U. S. Small Business Administration ("SBA") lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Between 75 percent and 80 percent of each loan is guaranteed by the SBA and is generally sold into the secondary market, with the balance retained in VNB's portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.*

   During 2001 and 2000, VNB originated approximately $31.1 million and $30.6 million of SBA loans, respectively, and sold $20.9 million and $21.9 million, respectively. At December 31, 2001 and 2000, $47.5 million and $42.6 million, respectively, of SBA loans were held in VNB's portfolio and VNB serviced for others approximately $91.8 million and $92.2 million, respectively, of SBA loans.

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

   Non-performing assets totaled $18.8 million at December 31, 2001, compared with $4.0 million at December 31, 2000, an increase of $14.8 million. Non-performing assets at December 31, 2001 and 2000, respectively, amounted to
0.35 percent and 0.08 percent of loans and OREO. Non-performing assets have increased during the current economic downturn, mostly from commercial lines of credit, of which approximately half are from the Merchants portfolio of loans. The state of the economy may result in higher non-accrual loans.* This is contrary to the previous four years during which non-performing assets steadily declined. Valley cannot predict whether this increase will continue.*

   Loans 90 days or more past due and still accruing which were not included in the non-performing category totaled $10.5 million at December 31, 2001, compared to $15.0 million at December 31, 2000. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.8 million and $2.8 million at December 31, 2001 and 2000, respectively. Loans 90 days or more past due and still accruing have remained at relatively stable levels during the past three years. It is not known if this trend will continue.*

   Total loans past due in excess of 30 days were 1.30 percent of all loans at December 31, 2001 compared to 1.58 percent at December 31, 2000.

   The allowance for loan losses as a percent of loans has been in a declining trend since 1997 and increased slightly in 2001. Valley provides additions to the allowance generally based upon net charge-offs and changes in the composition of the loan portfolio. During the fourth quarter of 2001, Valley increased the provision to $8.1 million as a result of $8.9 million in net charge-offs incurred during the quarter, an increase in non-performing assets and the current economic environment. The provision charged to operations was $15.7 million in 2001 compared to $10.8 million in 2000, and net charge-offs were $13.9 million and $13.0 million during those same periods.

   The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                 LOAN QUALITY

                                                              2001     2000     1999     1998     1997
                                                             -------  -------  -------  -------  -------
                                                                            (in thousands)
Loans past due in excess of 90 days and still accruing...... $10,456  $14,952  $12,194  $ 7,769  $16,667
                                                             -------  -------  -------  -------  -------
Non-accrual loans........................................... $18,483  $ 3,883  $ 3,910  $ 7,653  $10,539
Other real estate owned.....................................     329      129    2,256    4,261    4,450
                                                             -------  -------  -------  -------  -------
   Total non-performing assets.............................. $18,812  $ 4,012  $ 6,166  $11,914  $14,989
                                                             -------  -------  -------  -------  -------
Troubled debt restructured loans............................ $   891  $   949  $ 4,852  $ 6,387  $ 6,723
                                                             -------  -------  -------  -------  -------
Non-performing loans as a % of loans........................    0.35%    0.07%    0.08%    0.17%    0.24%
                                                             -------  -------  -------  -------  -------
Non-performing assets as a % of loans plus other real estate
  owned.....................................................    0.35%    0.08%    0.12%    0.26%    0.35%
                                                             -------  -------  -------  -------  -------
Allowance as a % of loans...................................    1.20%    1.19%    1.29%    1.39%    1.38%
                                                             -------  -------  -------  -------  -------

   During 2001, lost interest on non-accrual loans amounted to $463 thousand, compared with recovered interest of $126 thousand in 2000.

   Although substantially all risk elements at December 31, 2001 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there are approximately $11.9 million in potential problem loans at December 31, 2001, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Of these potential problem loans, $4.9 million is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans. At December 31, 2000, Valley had identified approximately $29.4 million of potential problem loans which were not classified as non-accrual, past due or restructured.

  Asset Quality and Risk Elements

   Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley's business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector.* These loans are diversified as to type of borrower and loan. However, most of these loans are in northern New Jersey and Manhattan, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

   Residential mortgage loans are secured primarily by 1-4 family properties located mainly within northern New Jersey. Conservative underwriting policies are adhered to and loan to value ratios are generally less than 80 percent.

   Consumer loans are comprised of home equity loans, credit card loans and automobile loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower's creditworthiness. The majority of automobile loans have been originated through a program with State Farm Insurance Company, whose customer base generally has a good credit profile and generally have resulted in delinquencies and charge-offs equal to that typically experienced from traditional sources. These automobile loans are from 12 states, including New Jersey, as well as Canada, and management believes they generally present no more risk than those made within New Jersey.* All loans are subject to Valley's underwriting criteria. Therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region. As discussed earlier, Valley phased out the origination of loans under this program during 2001.

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

   The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

                                                               Years ended December 31,
                                              ----------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                              ----------  ----------  ----------  ----------  ----------
                                                                    (in thousands)
Average loans outstanding.................... $5,199,999  $5,065,852  $4,682,882  $4,359,876  $4,142,390
                                              ==========  ==========  ==========  ==========  ==========
Beginning balance--
 Allowance for loan losses................... $   61,995  $   64,228  $   62,606  $   59,337  $   58,543
                                              ----------  ----------  ----------  ----------  ----------
Loans charged-off:
 Commercial..................................     10,841       7,162       1,560         424       6,110
 Construction................................         --          --          --          --          --
 Mortgage--Commercial........................        710         490         983       2,166       1,440
 Mortgage--Residential.......................         39         249         761       1,274         522
 Consumer....................................      6,414       8,992      10,051      11,331       8,403
                                              ----------  ----------  ----------  ----------  ----------
                                                  18,004      16,893      13,355      15,195      16,475
                                              ----------  ----------  ----------  ----------  ----------
Charged-off loans recovered:
 Commercial..................................      1,465         947       1,148       1,073         876
 Construction................................         --          --         218         222          89
 Mortgage--Commercial........................        184         372         268       1,074         227
 Mortgage--Residential.......................         42          49         133         329         167
 Consumer....................................      2,415       2,537       2,175       1,696       1,080
                                              ----------  ----------  ----------  ----------  ----------
                                                   4,106       3,905       3,942       4,394       2,439
                                              ----------  ----------  ----------  ----------  ----------
Net charge-offs..............................     13,898      12,988       9,413      10,801      14,036
Provision charged to operations..............     15,706      10,755      11,035      14,070      14,830
                                              ----------  ----------  ----------  ----------  ----------
Ending balance--Allowance for loan losses.... $   63,803  $   61,995  $   64,228  $   62,606  $   59,337
                                              ==========  ==========  ==========  ==========  ==========
Ratio of net charge-offs during the period to
  average loans outstanding during
  the period.................................       0.27%       0.26%       0.20%       0.25%       0.34%

   The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures."

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

   Management has established an unallocated portion of the allowance to cover any losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management's evaluation of local and national economic and business conditions, portfolio concentrations, information risk, operational risk, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

   During 2001, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area and Manhattan. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $15.7 million in 2001 compared to $10.8 million in 2000. The provision for loan losses was affected in 2001 as a result of Valley's increase in non-performing loans during the year, increase in net charge-offs, loan growth in higher risk loan categories and current economic conditions. The sale of the ShopRite credit card portfolio in 2001 eliminated the need for the provision the bank was maintaining for that portfolio.

   The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

                                                    Years ended December 31,
               --------------------------------------------------------------------------------------------------
                      2001                2000                1999                1998                1997
               ------------------  ------------------  ------------------  ------------------  ------------------
                                                         (in thousands)
                          Percent             Percent             Percent             Percent             Percent
                          of Loan             of Loan             of Loan             of Loan             of Loan
                          Category            Category            Category            Category            Category
               Allowance  to Total Allowance  to Total Allowance  to Total Allowance  to Total Allowance  to Total
               Allocation  Loans   Allocation  Loans   Allocation  Loans   Allocation  Loans   Allocation  Loans
               ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
Loan category:
  Commercial..  $26,180     20.3%   $24,234     19.8%   $24,609     18.6%   $22,456     18.1%   $19,692     18.2%
  Mortgage....   14,148     54.3     11,827     52.4     13,282     51.2     14,363     49.6     16,861     49.3
  Consumer....    9,248     25.4     12,559     27.8     12,813     30.2     12,417     32.3     11,625     32.5
  Unallocated.   14,227      N/A     13,375      N/A     13,524      N/A     13,370      N/A     11,159      N/A
                -------    -----    -------    -----    -------    -----    -------    -----    -------    -----
                $63,803    100.0%   $61,995    100.0%   $64,228    100.0%   $62,606    100.0%   $59,337    100.0%
                =======    =====    =======    =====    =======    =====    =======    =====    =======    =====

   At December 31, 2001 the allowance for loan losses amounted to $63.8 million or 1.20 percent of loans, as compared to $62.0 million or 1.19 percent at December 31, 2000.

   The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $13.9 million for the year ended December 31, 2001 compared with $13.0 million for the year ended December 31, 2000. The ratio of net charge-offs to average loans increased to
0.27 percent for 2001 compared with 0.26 percent for 2000. Non-accrual loans increased in 2001 in comparison to 2000. Loans past due 90 days and still accruing at December 31, 2001 were lower than at December 31, 2000.

   The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $11.0 million and $2.5 million, respectively, at December 31, 2001 and $3.4 million and $949 thousand, respectively, at December 31, 2000. The average balance of impaired loans during 2001 and 2000 was approximately $6.1 million and $11.8 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2001, 2000 and 1999 was $828 thousand, $160 thousand and $616 thousand, respectively.

  Capital Adequacy

   A significant measure of the strength of a financial institution is its shareholders' equity. At December 31, 2001, shareholders' equity totaled $678.4 million or 7.9 percent of total assets, compared with $656.0 million or 8.3 percent at year-end 2000.

   On August 21, 2001 Valley's Board of Directors authorized the repurchase of up to 8,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of December 31, 2001 Valley had repurchased 2.2 million shares of its common stock.

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

   On February 12, 2000, the Board of Directors unanimously approved an amendment to Valley's Certificate of Incorporation to authorize 30,000,000 shares of a new class of "blank check" preferred stock. The primary purpose of the preferred stock is to maximize Valley's ability to expand its capital base. The amendment was approved by the Valley shareholders on April 6, 2000. At December 31, 2001 and 2000, there were no shares of preferred stock issued.

   Included in shareholders' equity as components of accumulated other comprehensive income at December 31, 2001 was a $20.7 million unrealized gain on investment securities available for sale, net of tax, and a currency translation adjustment loss of $1.1 million related to the Canadian subsidiary of VNB, compared to an unrealized loss of $1.7 million on investment securities available for sale, net of tax and a $678 thousand currency translation adjustment loss at December 31, 2000.

   Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders' equity and trust preferred securities, less disallowed intangibles, and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

   In November 2001, Valley sold $200.0 million of trust preferred securities, which qualify as Tier 1 capital, within regulatory limitations. Including these securities, Valley's capital position at December 31, 2001 under risk-based capital guidelines was $847.7 million, or 14.1 percent of risk-weighted assets, for Tier 1 capital and $911.5 million, or 15.2 percent, for Total risk-based capital. The comparable ratios at December 31, 2000 were
11.3 percent for Tier 1 capital and 12.3 percent for Total risk-based capital. At December 31, 2001 and 2000, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 10.3 percent and 8.5 percent, respectively. Valley's ratios at December 31, 2001 were all above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

   Book value per share amounted to $8.87 at December 31, 2001 compared with $8.41 per share at December 31, 2000.

   The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 43.60 percent at December 31, 2001, compared to 43.41 percent at December 31, 2000. Cash dividends declared amounted to $1.04 per share, equivalent to a dividend payout ratio of 56.40 percent for 2001, compared to 56.59 percent for the year 2000. The current quarterly dividend rate of $0.265 per share provides for an annual rate of $1.06 per share. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

  Results of Operations--2000 Compared to 1999

   Valley reported net income for 2000 of $126.7 million or $1.60 earnings per diluted share, compared to the $125.3 million, or $1.51 earnings per diluted share earned in 1999. Included in net income for 1999 is a merger-related charge of $2.2 million, net of tax, or $0.03 per diluted share.

   Net interest income on a tax equivalent basis increased $6.4 million, or 2.0 percent, to $322.4 million in 2000. The increase in 2000 was due primarily to a $288.3 million increase in the average balance of interest bearing assets offset slightly by a $258.3 million increase in the average balance of interest bearing liabilities. Average rates on interest earning assets and interest bearing liabilities increased 40 basis points and 59 basis points, respectively.

   Non-interest income, excluding security gains, amounted to $58.7 million in 2000, compared with $51.2 million in 1999. Income from trust and investment services increased $1.1 million or 47.6 percent due primarily to additional fee income contributed by the acquisition of two investment management companies during July 1999 and July 2000. Fees from loan servicing, which includes both servicing fees from residential mortgage loans and SBA loans, increased $2.5 million or 30.0 percent. This increase can be attributed to the acquisition of several residential mortgage portfolios, and the origination of both SBA and residential mortgage loans by VNB which were sold to third-party investors with servicing retained. Other non-interest income increased $2.1 million or 15.7 percent, attributed primarily to the gain on the sale of two bank buildings owned by VNB.

   Non-interest expense totaled $171.1 million in 2000, an increase of $6.4 million. Non-interest expense for 1999 includes a $3.0 million merger-related charge from the acquisition of Ramapo. Salary and benefit expense for 2000 increased $6.2 million or 7.0 percent resulting from the acquisition of three companies, increases in sales, related incentives, and a tight labor market. Both net occupancy expense and furniture and equipment expense increased in 2000 which is attributable to an overall increase in operating bank facilities. Amortization of intangible assets increased $2.4 million due to increased amortization of residential mortgage servicing rights.

   Income tax expense as a percentage of pre-tax income was 34.3 percent for the year ended December 31, 2000 compared to 33.0 percent in 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

Item 8.   Financial Statements and Supplementary Data

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                                                                    ------------------------
                                                                                       2001         2000
                                                                                    ----------   ----------
                                                                                    (in thousands, except fo
                                                                                           share data)
Assets
Cash and due from banks............................................................ $  311,850   $  239,105
Federal funds sold.................................................................         --       85,000
Investment securities held to maturity, fair value of $476,872 and $543,034 in 2001
  and 2000, respectively (Notes 3 and 11)..........................................    503,061      577,450
Investment securities available for sale (Notes 4 and 11)..........................  2,171,695    1,626,086
Loans (Notes 5 and 11).............................................................  5,275,582    5,171,183
Loans held for sale (Note 5).......................................................     56,225       17,927
                                                                                    ----------   ----------
Total loans........................................................................  5,331,807    5,189,110
   Less: Allowance for loan losses (Note 6)........................................    (63,803)     (61,995)
                                                                                    ----------   ----------
   Net loans.......................................................................  5,268,004    5,127,115
                                                                                    ----------   ----------
Premises and equipment, net (Note 8)...............................................     94,178       91,215
Accrued interest receivable........................................................     42,184       49,870
Bank owned life insurance (Note 13)................................................    102,120           --
Other assets (Notes 7, 9 and 14)...................................................     90,673      105,419
                                                                                    ----------   ----------
          Total assets............................................................. $8,583,765   $7,901,260
                                                                                    ==========   ==========
Liabilities
Deposits:
   Non-interest bearing............................................................ $1,446,021   $1,344,802
   Interest bearing:...............................................................
       Savings.....................................................................  2,448,335    2,287,793
       Time (Note 10)..............................................................  2,412,618    2,504,233
                                                                                    ----------   ----------
          Total deposits...........................................................  6,306,974    6,136,828
                                                                                    ----------   ----------
Short-term borrowings (Note 11)....................................................    304,262      426,014
Long-term debt (Note 11)...........................................................    975,728      591,808
Accrued expenses and other liabilities (Notes 13 and 14)...........................    118,426       90,628
                                                                                    ----------   ----------
          Total liabilities........................................................  7,705,390    7,245,278
                                                                                    ----------   ----------

Company-obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company
  (Note 12)........................................................................    200,000           --
Commitments and contingencies (Note 15)
Shareholders' Equity (Notes 2, 13, 14 and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued...........         --           --
Common stock, no par value, authorized 113,953,711 shares; issued 78,202,958
  shares in 2001 and 74,792,815 shares in 2000.....................................     33,310       32,015
Surplus............................................................................    406,608      321,970
Retained earnings..................................................................    270,730      317,855
Unallocated common stock held by employee benefit plan.............................       (602)        (775)
Accumulated other comprehensive income (loss)......................................     19,638       (2,307)
                                                                                    ----------   ----------
                                                                                       729,684      668,758
Treasury stock, at cost (1,735,297 shares in 2001 and 502,471 shares in 2000)......    (51,309)     (12,776)
                                                                                    ----------   ----------
          Total shareholders' equity...............................................    678,375      655,982
                                                                                    ----------   ----------
          Total liabilities and shareholders' equity............................... $8,583,765   $7,901,260
                                                                                    ==========   ==========

         See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years ended December 31,
                                                                -------------------------------------
                                                                    2001         2000        1999
                                                                -----------  -----------  -----------
                                                                (in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)............................ $   398,893  $   419,952  $   374,321
Interest and dividends on investment securities:
   Taxable.....................................................     135,354      126,988      122,523
   Tax-exempt..................................................      10,466       11,602       11,922
   Dividends...................................................       4,157        5,412        4,351
Interest on federal funds sold and other short-term investments       4,616        4,252        4,701
                                                                -----------  -----------  -----------
   Total interest income.......................................     553,486      568,206      517,818
                                                                -----------  -----------  -----------
Interest Expense
Interest on deposits:
   Savings deposits............................................      45,742       57,470       49,170
   Time deposits (Note 10).....................................     112,417      133,156      120,531
Interest on short-term borrowings (Note 11)....................      11,424       26,598       16,394
Interest on long-term debt (Note 11)...........................      49,070       35,424       22,697
                                                                -----------  -----------  -----------
   Total interest expense......................................     218,653      252,648      208,792
                                                                -----------  -----------  -----------
Net Interest Income............................................     334,833      315,558      309,026
Provision for loan losses (Note 6).............................      15,706       10,755       11,035
                                                                -----------  -----------  -----------
Net Interest Income after Provision for Loan Losses............     319,127      304,803      297,991
                                                                -----------  -----------  -----------
Non-Interest Income
Trust and investment services..................................       4,404        3,563        2,414
Service charges on deposit accounts............................      19,171       18,180       15,864
Gains on securities transactions, net (Note 4).................       3,564          355        2,625
Fees from loan servicing (Note 7)..............................      10,818       10,902        8,387
Credit card fee income.........................................       3,535        8,403        8,655
Gains on sales of loans, net...................................      10,601        2,227        2,491
Bank owned life insurance (Note 13)............................       2,120           --           --
Other..........................................................      14,263       15,470       13,367
                                                                -----------  -----------  -----------
   Total non-interest income...................................      68,476       59,100       53,803
                                                                -----------  -----------  -----------
Non-Interest Expense
Salary expense (Note 13).......................................      79,826       76,116       70,596
Employee benefit expense (Note 13).............................      18,200       18,037       17,406
FDIC insurance premiums........................................       1,151        1,239        1,350
Net occupancy expense (Notes 8 and 15).........................      17,775       15,469       14,641
Furniture and equipment expense (Note 8).......................      10,700       10,731        9,299
Credit card expense............................................       1,538        5,032        5,070
Amortization of intangible assets (Note 7).....................      10,170        7,725        5,369
Advertising....................................................       6,392        4,682        5,336
Merger-related charges (Note 2)................................       9,017           --        3,005
Distributions on capital securities (Note 12)..................       2,282           --           --
Other..........................................................      31,197       32,108       32,647
                                                                -----------  -----------  -----------
   Total non-interest expense..................................     188,248      171,139      164,719
                                                                -----------  -----------  -----------
Income Before Income Taxes.....................................     199,355      192,764      187,075
Income tax expense (Note 14)...................................      64,151       66,027       61,734
                                                                -----------  -----------  -----------
Net Income..................................................... $   135,204  $   126,737  $   125,341
                                                                ===========  ===========  ===========
Earnings Per Share:
   Basic....................................................... $      1.74  $      1.61  $      1.52
   Diluted.....................................................        1.73         1.60         1.51
Weighted Average Number of Shares Outstanding:
   Basic.......................................................  77,626,780   78,612,928   82,383,289
   Diluted.....................................................  78,038,664   79,235,570   83,162,607

          See accompanying notes to consolidated financial statements

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     Unallocated
                                                                                     Common Stock  Accumulated
                                                                                       Held by        Other
                                              Preferred Common             Retained    Employee   Comprehensive Treasury
                                                Stock   Stock    Surplus   Earnings  Benefit Plan Income (Loss)  Stock
                                              --------- -------  --------  --------  ------------ ------------- --------
                                                                                   (in thousands)
Balance--December 31, 1998...................   $ --    $32,356  $342,658  $322,183    $(1,331)     $ 13,107    $ (6,186)
Comprehensive income:
Net income...................................     --         --        --   125,341         --            --          --
Other comprehensive loss, net of tax:
  Unrealized losses on securities available
   for sale, net of tax of $(24,122).........     --         --        --        --         --       (35,739)         --
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(958)....................................     --         --        --        --         --        (1,667)         --
  Foreign currency translation adjustment....     --         --        --        --         --           434          --
                                                                                                    --------
Other comprehensive loss.....................     --         --        --        --         --       (36,972)         --
                                                                                                    --------
Total comprehensive income...................     --         --        --        --         --            --          --
Cash dividends declared......................     --         --        --   (68,694)        --            --          --
Effect of stock incentive plan, net..........     --         (8)     (151)   (1,522)        --            --       4,067
Stock dividend...............................     --       (128)   (7,164)  (36,057)        --            --      44,207
Allocation of employee benefit plan shares...     --         --     1,125        --        366            --         370
Issuance of shares from treasury.............     --         --    (6,270)   (1,634)        --            --       8,541
Purchase of treasury stock...................     --         --        --        --         --            --     (75,496)
                                                ----    -------  --------  --------    -------      --------    --------
Balance--December 31, 1999...................     --     32,220   330,198   339,617       (965)      (23,865)    (24,497)
Comprehensive income:
Net income...................................     --         --        --   126,737         --            --          --
Other comprehensive income, net of tax:
  Unrealized gains on securities available
   for sale, net of tax of $15,396...........     --         --        --        --         --        22,045          --
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(129)....................................     --         --        --        --         --          (226)         --
  Foreign currency translation adjustment....     --         --        --        --         --          (261)         --
                                                                                                    --------
Other comprehensive income...................     --         --        --        --         --        21,558          --
                                                                                                    --------
Total comprehensive income...................     --         --        --        --         --            --          --
Cash dividends declared......................     --         --        --   (71,407)        --            --          --
Effect of stock incentive plan, net..........     --       (205)   (1,768)   (2,969)        --            --       8,175
Stock dividend...............................     --         --        --   (73,008)        --            --      73,008
Allocation of employee benefit plan shares...     --         --       921        --        190            --         573
Issuance of shares from treasury.............     --         --    (7,381)   (1,115)        --            --       9,126
Purchase of treasury stock...................     --         --        --        --         --            --     (79,161)
                                                ----    -------  --------  --------    -------      --------    --------
Balance--December 31, 2000...................     --     32,015   321,970   317,855       (775)       (2,307)    (12,776)
Comprehensive income:
Net income...................................     --         --        --   135,204         --            --          --
Other comprehensive income, net of tax:
  Unrealized gains on securities available
   for sale, net of tax of $14,116...........     --         --        --        --         --        24,621          --
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(1,322)..................................     --         --        --        --         --        (2,242)         --
  Foreign currency translation adjustment....     --         --        --        --         --          (434)         --
                                                                                                    --------
Other comprehensive income...................     --         --        --        --         --        21,945          --
                                                                                                    --------
Total comprehensive income...................     --         --        --        --         --            --          --
Cash dividends declared......................     --         --        --   (80,899)        --            --          --
Effect of stock incentive plan, net..........     --        (13)   (3,241)   (7,560)        --            --      17,066
Stock dividend...............................     --      1,308    83,657   (93,870)        --            --       8,884
Allocation of employee benefit plan shares...     --         --       901        --        173            --         529
Tax benefit from exercise of stock options...     --         --     3,321        --         --            --          --
Purchase of treasury stock...................     --         --        --        --         --            --     (65,012)
                                                ----    -------  --------  --------    -------      --------    --------
Balance--December 31, 2001...................   $ --    $33,310  $406,608  $270,730    $  (602)     $ 19,638    $(51,309)
                                                ====    =======  ========  ========    =======      ========    ========


                                                  Total
                                              Shareholders'
                                                 Equity
                                              -------------

Balance--December 31, 1998...................   $702,787
Comprehensive income:
Net income...................................    125,341
Other comprehensive loss, net of tax:
  Unrealized losses on securities available
   for sale, net of tax of $(24,122).........
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(958)....................................
  Foreign currency translation adjustment....

Other comprehensive loss.....................    (36,972)
                                                --------
Total comprehensive income...................     88,369
Cash dividends declared......................    (68,694)
Effect of stock incentive plan, net..........      2,386
Stock dividend...............................        858
Allocation of employee benefit plan shares...      1,861
Issuance of shares from treasury.............        637
Purchase of treasury stock...................    (75,496)
                                                --------
Balance--December 31, 1999...................    652,708
Comprehensive income:
Net income...................................    126,737
Other comprehensive income, net of tax:
  Unrealized gains on securities available
   for sale, net of tax of $15,396...........
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(129)....................................
  Foreign currency translation adjustment....

Other comprehensive income...................     21,558
                                                --------
Total comprehensive income...................    148,295
Cash dividends declared......................    (71,407)
Effect of stock incentive plan, net..........      3,233
Stock dividend...............................         --
Allocation of employee benefit plan shares...      1,684
Issuance of shares from treasury.............        630
Purchase of treasury stock...................    (79,161)
                                                --------
Balance--December 31, 2000...................    655,982
Comprehensive income:
Net income...................................    135,204
Other comprehensive income, net of tax:
  Unrealized gains on securities available
   for sale, net of tax of $14,116...........         --
  Less reclassification adjustment for gains
   included in net income, net of tax of
   $(1,322)..................................         --
  Foreign currency translation adjustment....         --

Other comprehensive income...................     21,945
                                                --------
Total comprehensive income...................    157,149
Cash dividends declared......................    (80,899)
Effect of stock incentive plan, net..........      6,252
Stock dividend...............................        (21)
Allocation of employee benefit plan shares...      1,603
Tax benefit from exercise of stock options...      3,321
Purchase of treasury stock...................    (65,012)
                                                --------
Balance--December 31, 2001...................   $678,375
                                                ========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years ended December 31,
                                                                                         ---------------------------------
                                                                                            2001        2000       1999
                                                                                         -----------  ---------  ---------
                                                                                                   (in thousands)
Cash flows from operating activities:
   Net income........................................................................... $   135,204  $ 126,737  $ 125,341
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
      Depreciation and amortization.....................................................      18,935     17,248     14,079
      Amortization of compensation costs pursuant to long-term stock incentive plan.....       2,304      1,532      1,091
      Provision for loan losses.........................................................      15,706     10,755     11,035
      Net amortization of premiums and accretion of discounts...........................       5,877      4,023      8,939
      Net deferred income tax benefit...................................................      (7,532)      (561)      (341)
      Tax benefit from exercise of stock options........................................       3,321         --         --
      Net gains on securities transactions..............................................      (3,564)      (355)    (2,625)
      Proceeds from sales of loans......................................................     226,625     40,758     76,113
      Gain on sales of loans............................................................     (10,601)    (2,227)    (2,491)
      Originations of loans held for sale...............................................    (254,322)   (44,273)   (62,352)
      Proceeds from sale of premises and equipment......................................          --        626         --
      Gain on sale of premises and equipment............................................          --       (474)        --
      Net increase in bank owned life insurance.........................................      (2,120)        --         --
      Net decrease(increase) in accrued interest receivable and other assets............      22,399       (421)   (18,581)
      Net increase(decrease) in accrued expenses and other liabilities..................      10,304       (472)    26,052
                                                                                         -----------  ---------  ---------
      Net cash provided by operating activities.........................................     162,536    152,896    176,260
                                                                                         -----------  ---------  ---------
Cash flows from investing activities:
   Purchases and originations of loan servicing rights..................................      (5,678)    (2,696)   (20,419)
   Purchase of bank owned life insurance................................................    (100,000)        --         --
   Proceeds from sales of investment securities available for sale......................     357,105     10,761     50,332
   Proceeds from maturing investment securities available for sale......................   1,154,002    328,544    576,423
   Purchases of investment securities available for sale................................  (1,910,654)  (294,605)  (640,430)
   Purchases of investment securities held to maturity..................................     (77,865)   (93,995)  (195,958)
   Proceeds from maturing investment securities held to maturity........................      39,052     76,259    104,370
   Proceeds from sales of trading account securities....................................          --         --      1,415
   Net decrease(increase) in federal funds sold and other short-term investments........      85,000     88,000    (59,900)
   Net increase in loans made to customers..............................................    (118,297)  (203,658)  (503,131)
   Purchases of premises and equipment, net of sales....................................     (11,728)   (10,222)    (9,834)
                                                                                         -----------  ---------  ---------
   Net cash used in investing activities................................................    (589,063)  (101,612)  (697,132)
                                                                                         -----------  ---------  ---------
Cash flows from financing activities:
   Net increase in deposits.............................................................     170,146    126,595    105,761
   Net (decrease)increase in short-term borrowings......................................    (121,752)   (13,099)   172,213
   Advances of long-term debt...........................................................     506,000     80,000    402,000
   Repayments of long-term debt.........................................................    (122,080)   (53,073)   (50,068)
   Proceeds from sale of capital securities.............................................     200,000         --         --
   Dividends paid to common shareholders................................................     (76,260)   (71,723)   (66,801)
   Purchase of common shares to treasury................................................     (65,012)   (79,161)   (75,496)
   Common stock issued, net of cancellations............................................       8,230      3,780      3,408
                                                                                         -----------  ---------  ---------
   Net cash provided by (used in) financing activities..................................     499,272     (6,681)   491,017
                                                                                         -----------  ---------  ---------
   Net increase(decrease) in cash and cash equivalents..................................      72,745     44,603    (29,855)
   Cash and cash equivalents at beginning of year.......................................     239,105    194,502    224,357
                                                                                         -----------  ---------  ---------
   Cash and cash equivalents at end of year............................................. $   311,850  $ 239,105  $ 194,502
                                                                                         ===========  =========  =========
Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings....................... $   219,839  $ 246,614  $ 208,904
Cash paid during the year for federal and state income taxes............................      32,676     64,539     64,347
Transfer of securities from held to maturity to available for sale......................     162,433         --     42,387
Transfer of securities from available for sale to held to maturity......................      50,044         --         --

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

   Valley National Bancorp ("Valley") is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank ("VNB"), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern New Jersey and Manhattan. VNB also lends, through its consumer division and SBA program, to borrowers covering territories outside of its branch network. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

   VNB has several subsidiaries which are wholly-owned except as described below and which include a mortgage servicing company, a company which holds, maintains and manages investment assets for VNB, a subsidiary which owns and services auto loans, a title insurance agency, asset management advisors which are SEC registered investment advisors, an Edge Act Corporation which is the holding company for a wholly-owned finance company located in Toronto, Canada, a subsidiary which specializes in asset-based lending, a real estate investment trust which owns real estate related investments (and which has an immaterial amount of preferred stock issued to third parties) and a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft. Many of these subsidiaries transact business with VNB as well as third parties.

Basis of Presentation

   The consolidated financial statements of Valley include the accounts of its principal commercial bank subsidiary, VNB and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements give retroactive effect to the merger of Valley National Bancorp and Merchants New York Bancorp, Inc. Certain reclassifications have been made in the consolidated financial statements for 2000 and 1999 to conform to the classifications presented for 2001.

   In preparing the consolidated financial statements, management has made estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Investment Securities

   At the time of purchase, investments are classified into one of three categories: held to maturity, available for sale or trading.

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

   Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management's judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it becomes well secured and in the process of collection and all past due amounts have been collected.

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

   Valley's lending is primarily in northern New Jersey and Manhattan, with the exception of an out-of-state auto lending program. Valley phased out the origination of loans under this program during 2001.

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

   Management has established an unallocated portion of the allowance to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management's evaluation of local and national economic and business conditions, portfolio concentrations, information risk, operational risk, credit quality and delinquency trends. The unallocated portion of the allowance reflects management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

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

Intangible Assets

   Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and core deposit intangibles. Goodwill recorded prior to 1987 was being amortized through December 31, 2001 on a straight-line basis over 25 years. Goodwill recorded in 2000 and 1999 was being amortized through December 31, 2001 on a straight-line basis over 10 years. Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down, representing the carrying amount of the goodwill which exceeds the present value of the estimated expected future cash flows, would be recorded as a period expense. Core deposit intangibles are amortized on accelerated methods over the estimated lives of the underlying deposits. Goodwill and core deposit intangibles are included in other assets.

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

Comprehensive Income

   Valley's components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of tax, and the foreign currency translation adjustment. Valley reports comprehensive income and its components in the Consolidated Statements of Changes in Shareholders' Equity.

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

   All share and per share amounts have been restated to reflect the 5 percent stock dividend issued May 18, 2001, and all prior stock dividends and splits.

   The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.

                                                            Years ended December 31,
                                                      -------------------------------------
                                                          2001         2000        1999
                                                      -----------  -----------  -----------
                                                      (in thousands, except for share data)
Net Income........................................... $   135,204  $   126,737  $   125,341
                                                      ===========  ===========  ===========
Basic weighted-average number of shares outstanding..  77,626,780   78,612,928   82,383,289
Plus: Common stock equivalents.......................     411,884      622,642      779,318
                                                      -----------  -----------  -----------
Diluted weighted-average number of shares outstanding  78,038,664   79,235,570   83,162,607
                                                      ===========  ===========  ===========
Earnings per share:
   Basic............................................. $      1.74  $      1.61  $      1.52
   Diluted...........................................        1.73         1.60         1.51

   At December 31, 2001, 2000 and 1999 there were 310 thousand, 69 thousand and 286 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value.

Treasury Stock

   Treasury stock is recorded using the cost method and accordingly is presented as an unallocated reduction of shareholders' equity.

Recent Accounting Pronouncements

   Valley adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133 was issued by the FASB in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. In June of 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 and 137," which amends the accounting and reporting standards of SFAS No. 133 for derivative instruments. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the consolidated financial statements.

   The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 resolves certain implementation issues, but it carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the consolidated financial statements.

   Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling of interests accounting for mergers. All transactions initiated after June 30, 2001 must use the purchase method of accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill. The adoption of SFAS
No. 141 did not have a material impact on the consolidated financial statements.

   Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

   Valley is required to adopt SFAS No. 142 effective January 1, 2002. As of December 31, 2001, Valley has $5.5 million in unamortized goodwill with annual amortization of $650 thousand which will cease upon the adoption of SFAS No.
142. Valley is currently evaluating the transitional goodwill impairment criteria of SFAS No. 142 and is not able to estimate the impact, if any, that SFAS No. 142 may have on recorded goodwill. The impairment adjustment, if any, will have to be identified by June 30, 2002 and measured and recorded by Valley no later than December 31, 2002. The impairment adjustment, if any, will be recognized as a cumulative effect of a change in accounting principle and will be recorded in the first interim reporting period of 2002. The adoption of SFAS No. 142 did not significantly impact Valley's accounting for currently recorded intangible assets.

   Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), was issued by the Financial Accounting Standards Board in August 2001. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Valley is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. Valley anticipates that the adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements.

   Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

ACQUISITIONS (Note 2)

   On January 19, 2001 Valley completed its merger with Merchants New York Bancorp, Inc. ("Merchants"), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged (the exchange rate and number of shares exchanged have not been restated for the 5 percent stock dividend issued May 18, 2001). This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented. Separate results of the combining companies for the years ended December 31, 2000 and 1999 are as follows:

                                                                 Years ended
                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Net interest income after provision for possible loan losses:
   Valley.................................................... $251,967 $249,238
   Merchants.................................................   52,836   48,753
                                                              -------- --------
                                                              $304,803 $297,991
                                                              ======== ========
Net income:
   Valley.................................................... $106,773 $106,324
   Merchants.................................................   19,964   19,017
                                                              -------- --------
                                                              $126,737 $125,341
                                                              ======== ========

   During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.09 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors of Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge

$5.9 million or 65.5 percent was paid or charged to the reserve through December 31, 2001. The remaining balance of $3.1 million is expected to be paid based on existing contractual arrangements.

   On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. ("Hallmark"), a Fairfield, NJ based investment management firm with $195 million of assets under management. Hallmark's purchase was a stock merger with subsequent earn out payments. Hallmark's operations have continued as a wholly-owned subsidiary of VNB. The transaction was accounted for as a purchase accounting transaction.

   On June 11, 1999, Valley acquired Ramapo Financial Corporation ("Ramapo"), parent of The Ramapo Bank headquartered in Wayne, New Jersey. At the date of acquisition, Ramapo had total assets of $344.0 million and deposits of $299.5 million, with eight branch offices. The transaction was accounted for using the pooling-of-interests method of accounting and resulted in the issuance of approximately 4.0 million shares of Valley common stock. Each share of common stock of Ramapo was exchanged for 0.44625 shares of Valley common stock (the exchange rate and number of shares exchanged have not been restated for subsequent stock dividends). The consolidated financial statements of Valley have been restated to include Ramapo for all periods presented.

   During the second quarter of 1999, Valley recorded a merger-related charge of $3.0 million related to the acquisition of Ramapo. On an after tax basis, the charge totaled $2.2 million or $0.03 per diluted share. The charge includes only identified direct and incremental costs associated with this acquisition. Items included in the charge include the following: personnel expenses which include severance payments and benefits for terminated employees, principally, two senior executives of Ramapo; real estate expenses related to the closing of a duplicate branch; professional fees which include investment banking, accounting and legal fees; and other expenses which include termination of data processing service contracts and the write-off of supplies and other assets not considered useful in the operation of the combined entity. The major components of the merger-related charge, consisting of real estate dispositions, professional fees, personnel expenses and other expenses, totaled $300 thousand, $1.1 million, $1.1 million and $500 thousand, respectively. The merger-related charge of $3.0 million was paid or charged to the reserve through December 31, 2001.

   During the second quarter of 1999, Valley National Bank received approval and a license from the New Jersey Department of Banking and Insurance to sell title insurance through a separate subsidiary, known as Wayne Title, Inc. After the close of the second quarter, Valley acquired the assets of an agency office of Commonwealth Land Title Insurance Company for $784 thousand and began to sell, as agent, both commercial and residential title insurance policies. The transaction was accounted for as a purchase accounting transaction.

   On July 30, 1999, Valley acquired New Century Asset Management, Inc., a registered investment advisor and NJ-based money manager with approximately $120 million of assets under management. At closing, Valley paid an initial consideration of $640 thousand. The balance due will be paid on an earn-out basis over a five-year period, based upon a pre-determined formula. New Century continued its operations as a wholly-owned subsidiary of Valley National Bank. The transaction was accounted for as a purchase accounting transaction.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

   The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2001 and 2000 were as follows:

                                                             December 31, 2001
                                                 ------------------------------------------
                                                             Gross      Gross
                                                 Amortized Unrealized Unrealized
                                                   Cost      Gains      Losses   Fair Value
                                                 --------- ---------- ---------- ----------
                                                               (in thousands)
Obligations of states and political subdivisions $ 99,757    $2,474    $   (373)  $101,858
Mortgage-backed securities......................   25,912     1,137         (11)    27,038
Other debt securities...........................  324,918        37     (29,453)   295,502
                                                 --------    ------    --------   --------
   Total debt securities........................  450,587     3,648     (29,837)   424,398
FRB & FHLB stock................................   52,474        --          --     52,474
                                                 --------    ------    --------   --------
   Total investment securities held to maturity. $503,061    $3,648    $(29,837)  $476,872
                                                 ========    ======    ========   ========

                                                             December 31, 2000
                                                 ------------------------------------------
                                                             Gross      Gross
                                                 Amortized Unrealized Unrealized
                                                   Cost      Gains      Losses   Fair Value
                                                 --------- ---------- ---------- ----------
                                                               (in thousands)
Obligations of states and political subdivisions $ 78,062    $1,611    $     (1)  $ 79,672
Mortgage-backed securities......................  209,836     3,557        (369)   213,024
Other debt securities...........................  249,414        --     (39,214)   210,200
                                                 --------    ------    --------   --------
   Total debt securities........................  537,312     5,168     (39,584)   502,896
FRB & FHLB stock................................   40,138        --          --     40,138
                                                 --------    ------    --------   --------
   Total investment securities held to maturity. $577,450    $5,168    $(39,584)  $543,034
                                                 ========    ======    ========   ========

   The contractual maturities of investments in debt securities held to maturity at December 31, 2001, are set forth in the following table:


                                                    December 31, 2001
                                                    ------------------
                                                    Amortized  Fair
                                                      Cost     Value
                                                    --------- --------
                                                      (in thousands)
         Due in one year........................... $  5,041  $  4,925
         Due after one year through five years.....   26,750    27,369
         Due after five years through ten years....   58,076    58,824
         Due after ten years.......................  334,808   306,242
                                                    --------  --------
                                                     424,675   397,360
         Mortgage-backed securities................   25,912    27,038
                                                    --------  --------
            Total debt securities held to maturity. $450,587  $424,398
                                                    ========  ========

   Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

   The weighted-average remaining life for mortgage-backed securities held to maturity was 2.8 years at December 31, 2001, and 2.9 years at December 31, 2000.

   In January 2001, in connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants portfolio and transferred $162.4 million of securities from held to maturity to available for sale and transferred $50.0 million of securities from available for sale to held to maturity to conform with Valley's investment objectives.

   In June 1999, in connection with the Ramapo acquisition, Valley reassessed the classification of securities held in the Ramapo investment portfolio and transferred $42.4 million of securities held to maturity to securities available for sale to conform to Valley's investment objectives.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

   The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2001 and 2000 were as follows:

                                                                        December 31, 2001
                                                           -------------------------------------------
                                                                        Gross      Gross
                                                           Amortized  Unrealized Unrealized   Fair
                                                             Cost       Gains      Losses     Value
                                                           ---------- ---------- ---------- ----------
                                                                         (in thousands)
U.S. Treasury securities and other government agencies and
  corporations............................................ $  195,554  $   104    $   (50)  $  195,608
Obligations of states and political subdivisions..........    119,754    1,719       (231)     121,242
Mortgage-backed securities................................  1,790,986   29,647     (7,745)   1,812,888
                                                           ----------  -------    -------   ----------
   Total debt securities..................................  2,106,294   31,470     (8,026)   2,129,738
Equity securities.........................................     33,350    9,303       (696)      41,957
                                                           ----------  -------    -------   ----------
   Total investment securities available for sale......... $2,139,644  $40,773    $(8,722)  $2,171,695
                                                           ==========  =======    =======   ==========

                                                                        December 31, 2000
                                                           -------------------------------------------
                                                                        Gross      Gross
                                                           Amortized  Unrealized Unrealized   Fair
                                                             Cost       Gains      Losses     Value
                                                           ---------- ---------- ---------- ----------
                                                                         (in thousands)
U.S. Treasury securities and other government agencies and
  corporations............................................ $  151,535  $   453    $ (1,367) $  150,621
Obligations of states and political subdivisions..........    143,454      885        (395)    143,944
Mortgage-backed securities................................  1,283,741   10,790      (9,136)  1,285,395
                                                           ----------  -------    --------  ----------
   Total debt securities..................................  1,578,730   12,128     (10,898)  1,579,960
Equity securities.........................................     50,478    1,899      (6,251)     46,126
                                                           ----------  -------    --------  ----------
   Total investment securities available for sale......... $1,629,208  $14,027    $(17,149) $1,626,086
                                                           ==========  =======    ========  ==========

   The contractual maturities of investments in debt securities available for sale at December 31, 2001, are set forth in the following table:

                                                    December 31, 2001
                                                  ---------------------
                                                  Amortized    Fair
                                                    Cost       Value
                                                  ---------- ----------
                                                     (in thousands)
        Due in one year.......................... $  201,376 $  201,587
        Due after one year through five years....     35,047     35,477
        Due after five years through ten years...     67,890     68,628
        Due after ten years......................     10,995     11,158
                                                  ---------- ----------
                                                     315,308    316,850
        Mortgage-backed securities...............  1,790,986  1,812,888
                                                  ---------- ----------
         Total debt securities available for sale $2,106,294 $2,129,738
                                                  ========== ==========

   Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

   The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2001 and 2000 was 4.7 years and 5.2 years, respectively.

   Gross gains (losses) realized on sales, maturities and other securities transactions, related to securities available for sale, and (losses) gains on trading account securities included in earnings for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                     2001    2000  1999
                                                    -------  ---- ------
                                                       (in thousands)
      Sales transactions:
       Gross gains................................. $ 4,035  $355 $2,963
       Gross losses................................  (1,464)   --   (138)
                                                    -------  ---- ------
                                                      2,571   355  2,825
                                                    -------  ---- ------
      Maturities and other securities transactions:
       Gross gains.................................     993    --     --
       Gross losses................................      --    --    (23)
                                                    -------  ---- ------
                                                        993    --    (23)
                                                    -------  ---- ------
      Losses on trading account securities.........      --    --   (177)
                                                    -------  ---- ------
         Gains on securities transactions, net..... $ 3,564  $355 $2,625
                                                    =======  ==== ======

LOANS (Note 5)

   The detail of the loan portfolio as of December 31, 2001 and 2000 was as follows:

                                              2001       2000
                                           ---------- ----------
                                              (in thousands)
                Commercial................ $1,080,852 $1,026,793
                                           ---------- ----------
                   Total commercial loans.  1,080,852  1,026,793
                                           ---------- ----------
                Construction..............    206,789    160,932
                Residential mortgage......  1,323,877  1,301,851
                Commercial mortgage.......  1,365,344  1,258,549
                                           ---------- ----------
                   Total mortgage loans...  2,896,010  2,721,332
                                           ---------- ----------
                Home equity...............    398,102    306,038
                Credit card...............     12,740     83,894
                Automobile................    842,247    976,177
                Other consumer............    101,856     74,876
                                           ---------- ----------
                   Total consumer loans...  1,354,945  1,440,985
                                           ---------- ----------
                Total loans............... $5,331,807 $5,189,110
                                           ========== ==========

   Included in the table above are loans held for sale in the amount of $56.2 million and $17.9 million at December 31, 2001 and 2000, respectively.

   VNB grants loans in the ordinary course of business to its directors, executive officers and their affiliates, on the same terms and under the same risk conditions as those prevailing for comparable transactions with outside borrowers.

   The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 2001:

                                                      2001
                                                 --------------
                                                 (in thousands)
                Outstanding at beginning of year   $  36,584
                New loans and advances..........      18,703
                Repayments......................     (17,216)
                                                   ---------
                Outstanding at end of year......   $ 38,071
                                                   =========

   The outstanding balances of loans which are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2001 and 2000 were as follows:

                                                             2001    2000
                                                            ------- -------
                                                            (in thousands)
     Loans past due in excess of 90 days and still accruing $10,456 $14,952
                                                            ======= =======
     Non-accrual loans..................................... $18,483 $ 3,883
     Other real estate owned...............................     329     129
                                                            ------- -------
     Total non-performing assets........................... $18,812 $ 4,012
                                                            ======= =======
     Troubled debt restructured loans...................... $   891 $   949
                                                            ======= =======

   The amount of interest income that would have been recorded on non-accrual loans in 2001, 2000 and 1999 had payments remained in accordance with the original contractual terms approximated $655 thousand, $458 thousand and $676 thousand, respectively, while the actual amount of interest income recorded on these types of assets in 2001, 2000 and 1999 totaled $192 thousand, $584 thousand and $1.3 million, respectively, resulting in lost (recovered) interest income of $463 thousand and ($126) thousand and ($624) thousand, respectively.

   At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were non-accrual, classified as troubled debt restructured loans, or contractually past due in excess of 90 days and still accruing interest.

   The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $11.0 million and $2.5 million, respectively, at December 31, 2001 and $3.4 million and $949 thousand, respectively, at December 31, 2000. The average balance of impaired loans during 2001, 2000 and 1999 was approximately $6.1 million, $11.8 million and $13.7 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2001, 2000 and 1999 was $828 thousand, $160 thousand and $616 thousand, respectively.

ALLOWANCE FOR LOAN LOSSES (Note 6)

   Transactions recorded in the allowance for loan losses during 2001, 2000 and 1999 were as follows:

                                               2001      2000      1999
                                             --------  --------  --------
                                                    (in thousands)
      Balance at beginning of year.......... $ 61,995  $ 64,228  $ 62,606
      Provision charged to operating expense   15,706    10,755    11,035
                                             --------  --------  --------
                                               77,701    74,983    73,641
                                             --------  --------  --------
      Less net loan charge-offs:
       Loans charged-off....................  (18,004)  (16,893)  (13,355)
       Less recoveries on loan charge-offs..    4,106     3,905     3,942
                                             --------  --------  --------
      Net loan charge-offs..................  (13,898)  (12,988)   (9,413)
                                             --------  --------  --------
      Balance at end of year................ $ 63,803  $ 61,995  $ 64,228
                                             ========  ========  ========

LOAN SERVICING (Note 7)

   VNB Mortgage Services, Inc. ("MSI"), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $2.4 billion, $2.5 billion and $2.2 billion at December 31, 2001, 2000 and 1999, respectively. The outstanding balance of loans serviced for others is properly not included in the consolidated statements of financial condition.

   VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $91.8 million, $92.2 million and $89.0 million of SBA loans at December 31, 2001, 2000 and 1999, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is properly not included in the consolidated statements of financial condition.

   The unamortized costs associated with acquiring loan servicing rights are included in other assets in the consolidated financial statements and are being amortized over the estimated life of net servicing income.

   The following table summarizes the change in loan servicing rights during the years ended December 31, 2001, 2000 and 1999:

                                                     2001     2000     1999
                                                    -------  -------  -------
                                                          (in thousands)
  Balance at beginning of year..................... $32,729  $36,809  $20,765
  Purchase and origination of loan servicing rights   5,678    2,696   20,419
  Amortization expense.............................  (9,202)  (6,776)  (4,375)
                                                    -------  -------  -------
  Balance at end of year........................... $29,205  $32,729  $36,809
                                                    =======  =======  =======

   Amortization expense in 2001 includes $2.0 million of valuation reserve for loan servicing rights, and is classified in amortization of intangible assets. The estimated fair market value of loan servicing rights at December 31, 2001 was $29.6 million.

PREMISES AND EQUIPMENT, NET (Note 8)

   At December 31, 2001 and 2000, premises and equipment, net consisted of:

                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
      Land........................................... $ 21,390  $ 21,031
      Buildings......................................   63,560    60,233
      Leasehold improvements.........................   21,638    20,432
      Furniture and equipment........................   76,992    70,833
                                                      --------  --------
                                                       183,580   172,529
      Less: Accumulated depreciation and amortization  (89,402)  (81,314)
                                                      --------  --------
         Total premises and equipment, net........... $ 94,178  $ 91,215
                                                      ========  ========

   Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $8.8 million, $9.6 million and $8.7 million, respectively.

OTHER ASSETS (Note 9)

   At December 31, 2001 and 2000, other assets consisted of the following:

                                                        2001     2000
                                                       ------- --------
                                                        (in thousands)
         Loan servicing rights........................ $29,205 $ 32,729
         Goodwill.....................................   5,545    5,249
         Core deposit intangibles.....................     794    1,113
         Other real estate owned......................     329      129
         Net deferred tax asset.......................  17,721   22,984
         Due from customers on acceptances outstanding  19,869   16,807
         Other........................................  17,210   26,408
                                                       ------- --------
            Total other assets........................ $90,673 $105,419
                                                       ======= ========

DEPOSITS (Note 10)

   Included in time deposits at December 31, 2001 and 2000 are certificates of deposit over $100 thousand of $1.1 billion and $1.0 billion, respectively.

   Interest expense on time deposits of $100 thousand or more totaled approximately $39.1 million, $60.2 million and $39.7 million in 2001, 2000 and 1999, respectively.

   The scheduled maturities of time deposits as of December 31, 2001 are as follows:

                                                (in thousands)
                  2002.........................   $1,989,065
                  2003.........................      274,950
                  2004.........................       69,195
                  2005.........................       49,376
                  2006.........................       23,565
                  Thereafter...................        6,467
                                                  ----------
                       Total time deposits.....   $2,412,618
                                                  ==========

BORROWED FUNDS (Note 11)

   Short-term borrowings at December 31, 2001 and 2000 consisted of the following:

                                                         2001     2000
                                                       -------- --------
                                                        (in thousands)
        Securities sold under agreements to repurchase $ 95,626 $312,310
        Treasury tax and loan.........................   75,237   29,223
        Bankers acceptances...........................   22,599   24,481
        FHLB advances.................................  106,800   50,000
        Line of credit................................    4,000   10,000
                                                       -------- --------
           Total short-term borrowings................ $304,262 $426,014
                                                       ======== ========

   At December 31, 2001 and 2000, long-term debt consisted of the following:

                                                         2001     2000
                                                       -------- --------
                                                        (in thousands)
        FHLB advances................................. $655,500 $461,500
        Securities sold under agreements to repurchase  320,000  130,000
        Other.........................................      228      308
                                                       -------- --------
           Total long-term borrowings................. $975,728 $591,808
                                                       ======== ========

   The Federal Home Loan Bank (FHLB) advances included in long-term debt had a weighted average interest rate of 5.34 percent at December 31, 2001 and 6.04 percent at December 31, 2000. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. Interest expense of $23.4 million, $27.2 million, and $21.7 million was recorded on FHLB advances during the years ended December 31, 2001, 2000, and 1999, respectively. The advances are scheduled for repayment as follows:

                                                  (in thousands)
                2002.............................    $ 67,000
                2003.............................      82,000
                2004.............................     132,000
                2005.............................      23,000
                2006.............................     104,000
                Thereafter.......................     247,500
                                                     --------
                   Total long-term FHLB advances.    $655,500
                                                     ========

   The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $320.0 million at December 31, 2001 and $130.0 million in 2000. The weighted average interest rate for this debt was
5.72 percent and 6.43 percent at December 31, 2001 and 2000, respectively. Interest expense of $21.2 million, $8.0 million, and $942 thousand was recorded during the years ended December 31, 2001, 2000, and 1999, respectively. The schedule for repayment is as follows:

                                                             (in thousands)
     2002...................................................    $100,000
     2003...................................................      45,000
     2004...................................................      10,000
     2005...................................................      30,000
     2006...................................................      50,000
     Thereafter.............................................      85,000
                                                                --------
        Total long-term securities sold under agreements to
          repurchase........................................    $320,000
                                                                ========

   Valley maintained a floating rate revolving line of credit with a third party in the amount of $35.0 million at the end of December 31, 2001, of which $4.0 million was outstanding. This line was available for general corporate purposes and expires on June 14, 2002. In addition, Valley has available a 120 day unsecured line in the amount of $20 million due January 25, 2002, of which none was drawn. Interest expense of $318 thousand and $1.4 million were recorded on these two lines during the years ended December 31, 2001 and 2000, respectively.

   The amortized cost of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $659.4 million and $884.0 million at December 31, 2001 and 2000, respectively.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (Note 12)

   In November 2001, Valley sold $200.0 million of 7.75 percent trust preferred securities through a statutory business trust, VNB Capital Trust I ("Trust"). Valley owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by Valley. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. A portion of the trust preferred securities qualifies as Tier I Capital, within regulatory limitations. The principal amount of subordinated debentures held by the Trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. All of the trust preferred securities may be prepaid at par at the option of the Trust, in whole or in part, on or after December 15, 2006. The trust preferred securities effectively mature on December 15, 2031.

BENEFIT PLANS (Note 13)

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

   The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets, and the funded status and amounts recognized in Valley's financial statements for the pension plans at December 31, 2001 and 2000:

                                                         2001     2000
                                                        -------  -------
                                                         (in thousands)
      Change in projected benefit obligation
      Projected benefit obligation at beginning of year $34,584  $30,847
       Service cost....................................   2,097    1,850
       Interest cost...................................   2,502    2,293
       Actuarial loss..................................   1,324      900
       Benefits paid...................................  (1,922)  (1,306)
                                                        -------  -------
      Projected benefit obligation at end of year...... $38,585  $34,584
                                                        =======  =======
      Change in fair value of plan assets
      Fair value of plan assets at beginning of year... $39,539  $35,315
       Actual return on plan assets....................   2,131    4,359
       Employer contributions..........................     532    1,171
       Benefits paid...................................  (1,922)  (1,306)
                                                        -------  -------
      Fair value of plan assets at end of year......... $40,280  $39,539
                                                        =======  =======

      Funded status.................................... $ 1,695  $ 4,955
      Unrecognized net asset...........................    (174)  (1,258)
      Unrecognized prior service cost..................     133      151
      Unrecognized net actuarial gain..................  (4,224)  (6,473)
                                                        -------  -------
      Accrued benefit cost............................. $(2,570) $(2,625)
                                                        =======  =======

   Net periodic pension expense for 2001, 2000 and 1999 included the following components:

                                             2001     2000     1999
                                            -------  -------  -------
                                                  (in thousands)
         Service cost...................... $ 2,097  $ 1,850  $ 2,018
         Interest cost.....................   2,502    2,293    2,148
         Expected return on plan assets....  (3,340)  (3,057)  (2,838)
         Net amortization and deferral.....    (170)    (146)    (103)
         Recognized prior service cost.....      36       89       36
         Recognized net gains..............    (586)    (634)    (590)
                                            -------  -------  -------
         Total net periodic pension expense $   539  $   395  $   671
                                            =======  =======  =======

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 7.15 percent and 4.50 percent, respectively, for 2001 and 7.40 percent and 4.50 percent, respectively, for 2000. The expected long-term rate of return on assets was 9.00 percent for both 2001 and 2000 and the weighted average discount rate used in computing pension cost was 7.40 percent and 7.75 percent for 2001 and 2000, respectively. The pension plan held 56,155 shares of VNB Capital Trust I preferred securities at December 31, 2001, and 57,696 shares of Valley National Bancorp stock at December 31, 2000.

   Merchants also maintained a non-contributory benefit plan which was merged into the Valley plan effective December 31, 2001, and is included in the above tables.

   Valley maintains a non-qualified Directors' retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.2 million and 7.15 percent at December 31, 2001, and $852 thousand and 7.40 percent at December 31, 2000. An expense of $188 thousand, $82 thousand and $104 thousand has been recognized for the plan in the years ended December 31, 2001, 2000 and 1999, respectively.

Bonus Plan

   VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees' compensation as determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 2001, 2000 and 1999 were $5.9 million, $5.3 million and $4.8 million, respectively.

Savings Plan

   Effective May 1, 1999, VNB's 401(k) Plan was amended to merge the Employee Stock Ownership Plan ("ESOP") from the acquisition of Wayne into the VNB 401(k) Plan, creating a KSOP (a 401(k) plan with an employee stock ownership feature). This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute 1 percent to 15 percent of their salary, with VNB matching a certain percentage of the employee contribution. Beginning in May 1999, the VNB match is in shares of Valley stock. In 2001, VNB matched employee contributions with 48,237 shares, of which 22,093 shares were allocated from the former Wayne ESOP Plan and 26,144 were issued from Treasury stock. In 2000, VNB matched employee contributions with 51,403 shares, of which 24,218 shares were allocated from the former Wayne ESOP Plan and 28,055 shares were issued from Treasury stock. In 1999, VNB matched employee contributions with 32,259 shares, of which 16,860 shares were allocated from the former Wayne ESOP Plan and 15,399 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, for both 2001 and 2000 amounting to $1.2 million and $944 thousand for 1999. At December 31, 2001 the KSOP had 77,707 unallocated shares.

   In 1999, 33,723 shares were allocated to participants of the former Wayne ESOP Plan. ESOP expense for 1999 was $865 thousand. No shares were allocated in 2001 or 2000 to participants of the former Wayne ESOP Plan.

   Effective July 2001, Merchants 401(k) plan was merged into the VNB 401(k) plan. The Merchants plan did not match employee contributions.

Stock Option Plan

   At December 31, 2001, Valley had a stock option plan which is described below. Valley applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   2001         2000        1999
                                 --------     --------    --------
                               (in thousands, except for share data)
            Net income
             As reported...... $135,204     $126,737     $125,341
             Pro forma........  133,367      125,488      124,296
            Earnings per share
             As reported:
               Basic.......... $   1.74     $   1.61     $   1.52
               Diluted........     1.73         1.60         1.51
             Pro forma:
               Basic.......... $   1.72     $   1.60     $   1.51
               Diluted........     1.71         1.58         1.49

   Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 3.0 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equal 100 percent of the market price of Valley's stock on the date of grant, and an option's maximum term is ten years. The options granted under this plan are exercisable not earlier than one year after the date of grant, expire not more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland Bancorporation, Inc. ("Midland") and assumed by Valley in its acquisition of Midland have no vesting period and a maximum term of fifteen years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 3.22 percent for 2001, 3.12 percent for 2000 and 3.71 percent for 1999; weighted-average risk-free interest rate of 5.05 percent for 2001, 5.11 percent for 2000 and 6.44 percent for 1999; and expected volatility of 24.1 percent for 2001, 24.5 percent for 2000 and 21.8 percent for 1999.

   A summary of the status of qualified and non-qualified stock options as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                               2001                 2000                 1999
                                       -------------------- -------------------- --------------------
                                                  Weighted-            Weighted-            Weighted-
                                                   Average              Average              Average
                                                  Exercise             Exercise             Exercise
            Stock Options               Shares      Price    Shares      Price    Shares      Price
            -------------              ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning of year...... 2,065,631     $18    2,150,769     $17    2,489,642     $13
Granted...............................   423,116      30      282,172      26      278,120      25
Exercised.............................  (536,440)     10     (305,669)     11     (593,217)      9
Forfeited.............................   (45,849)     23      (61,641)     23      (23,776)     22
                                       ---------            ---------            ---------
Outstanding at end of year............ 1,906,458      23    2,065,631      18    2,150,769      14
                                       =========            =========            =========
Options exercisable at year-end.......   951,748      19    1,200,147      15    1,250,597      12
                                       =========            =========            =========
Weighted-average fair value of options
  granted during the year.............     $7.38                $6.77                $5.81

   The following table summarizes information about stock options outstanding at December 31, 2001:

                        Options Outstanding         Options Exercisable
                 --------------------------------- ---------------------
                              Weighted-
                               Average   Weighted-             Weighted-
        Range of              Remaining   Average               Average
        Exercise   Number    Contractual Exercise    Number    Exercise
         Prices  Outstanding    Life       Price   Exercisable   Price
         ------  ----------- ----------- --------- ----------- ---------
         $ 3-16     379,400   4.2 years     $13      333,959      $13
          16-25     807,901   6.6            22      527,216       22
          25-28     409,357   8.5            27       90,373       26
          28-31     309,800   9.9            31          200       29
                  ---------                          -------
           3-31   1,906,458   7.1            23      951,748       19
                  =========                          =======

   There were 22,439 and 29,985 and 53,087 stock appreciation rights outstanding as of December 31, 2001, 2000, and 1999, respectively.

   Restricted stock is awarded to key employees providing for the immediate award of Valley's common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2001, 2000 and 1999.

                     Restricted
                    Stock Awards            2001     2000     1999
                    ------------           -------  -------  -------
          Outstanding at beginning of year 217,880  228,309  228,855
          Granted......................... 140,741   67,406   64,471
          Vested.......................... (76,102) (70,023) (61,506)
          Forfeited.......................  (8,050)  (7,812)  (3,511)
                                           -------  -------  -------
          Outstanding at end of year...... 274,469  217,880  228,309
                                           =======  =======  =======

   The amount of compensation costs related to restricted stock awards included in salary expense in 2001, 2000 and 1999 amounted to $2.2 million, $1.3 million and $1.1 million, respectively.

Bank Owned Life Insurance
   During 2001, Valley invested $100.0 million in Bank Owned Life Insurance ("BOLI") to help offset the rising cost of employee benefits. Income of $2.1 million was recorded from the BOLI during the year ended December 31, 2001 and reported as other income. The BOLI is invested in investment securities similar to Valley's investment portfolio and is managed by two investment firms.


INCOME TAXES (Note 14)

   Income tax expense (benefit) included in the financial statements consisted of the following:

                                          2001     2000     1999
                                         -------  -------  -------
                                               (in thousands)
            Income tax from operations:
             Current:
               Federal.................. $69,213  $64,669  $59,719
               State....................   2,470    1,919    2,356
                                         -------  -------  -------
                                          71,683   66,588   62,075
             Deferred:
               Federal and State........  (7,532)    (561)    (341)
                                         -------  -------  -------
               Total income tax expense. $64,151  $66,027  $61,734
                                         =======  =======  =======

   Included in other comprehensive income is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available for sale in the amount of $12.8 million, $15.3 million and ($25.1) million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                      2001    2000
                                                     ------- -------
                                                     (in thousands)
           Deferred tax assets:
            Allowance for loan losses............... $25,619 $21,715
            Investment securities available for sale      --   1,494
            State privilege year taxes..............     304      --
            Non-accrual loan interest...............     282     182
            Other...................................   7,213   7,623
                                                     ------- -------
              Total deferred tax assets.............  33,418  31,014
                                                     ------- -------
           Deferred tax liabilities:
            Tax over book depreciation..............     286   2,476
            Investment securities available for sale  11,300      --
            Purchase accounting adjustments.........     133     212
            Unearned discount on investments........     255     188
            State privilege year taxes..............      --      34
            Other...................................   3,723   5,121
                                                     ------- -------
              Total deferred tax liabilities........  15,697   8,031
                                                     ------- -------
           Net deferred tax asset................... $17,721 $22,983
                                                     ======= =======

   Based upon taxes paid and projections of future taxable income, management believes that it is more likely than not, that the net deferred tax asset will be realized.

   A reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

                                                         2001     2000     1999
                                                        -------  -------  -------
                                                              (in thousands)
Tax at statutory federal income tax rate............... $69,774  $67,467  $65,476
Increases (decreases) resulted from:
 Tax-exempt interest, net of interest incurred to carry
   tax-exempts.........................................  (3,936)  (4,183)  (4,164)
 State income tax, net of federal tax benefit..........     811    1,690    2,190
 Realignment of corporate entities.....................      --       --   (2,615)
 Other, net............................................  (2,498)   1,053      847
                                                        -------  -------  -------
 Income tax expense.................................... $64,151  $66,027  $61,734
                                                        =======  =======  =======

   Included in stockholders' equity are income tax benefits attributable to the exercise of non-qualified stock options of $3.3 million for the year ended December 31, 2001.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

   Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2047. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

                                             (in thousands)
                    2002....................    $ 7,756
                    2003....................      7,332
                    2004....................      6,574
                    2005....................      6,104
                    2006....................      5,530
                    Thereafter..............     27,389
                                                -------
                     Total lease commitments    $60,685
                                                =======

   Net occupancy expense for 2001, 2000 and 1999 included approximately $4.6 million, $4.6 million and $3.8 million, respectively, of rental expenses, net of rental income, for leased bank facilities.

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

   The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2001 and 2000:

                                                             2001       2000
                                                          ---------- ----------
                                                             (in thousands)
 Standby and commercial letters of credit................ $  187,528 $  159,353
 Commitments under unused lines of credit-credit card....     71,593    832,613
 Commitments under unused lines of credit-other..........  1,227,376    587,804
 Outstanding loan commitments............................    891,813    436,618
 Foreign exchange contracts..............................         --      2,137
                                                          ---------- ----------
  Total financial instruments with off-balance sheet risk $2,378,310 $2,018,525
                                                          ========== ==========

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

   These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. Most of VNB's lending activity is to customers within the states of New Jersey and New York, except for automobile loans, which are to customers from 12 states, including New Jersey, and Canada as part of a referral program with State Farm Insurance Company which was phased out in 2001.

   At December 31, 2001, VNB had commitments to sell residential mortgage loans and SBA loans totaling $36.2 million.

Litigation

   In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

SHAREHOLDERS' EQUITY (Note 16)

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

   Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2001, Valley exceeded all capital adequacy requirements to which it was subject.

   Valley's ratios at December 31, 2001 were all above the "well capitalized" requirements, which require Tier 1 capital to risk-adjusted assets of at least 6 percent. Total risk-based capital to risk-adjusted assets of

10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized Valley must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

   Valley's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table:

                                                                To Be Well
                                                             Capitalized Under
                                             Minimum Capital Prompt Corrective
                                  Actual      Requirements   Action Provisions
                              -------------  --------------  ----------------
                               Amount  Ratio  Amount   Ratio   Amount    Ratio
                              -------- ----- --------  -----  --------   -----
                                             (in thousands)
   As of December 31, 2001
    Total Risk-based Capital. $911,475 15.2% $481,226   8.0% $601,532    10.0%
    Tier I Risk-based Capital  847,672 14.1   240,613   4.0   360,919     6.0
    Tier I Leverage Capital..  847,672 10.3   330,413   4.0   413,016     5.0
   As of December 31, 2000
    Total Risk-based Capital. $712,325 12.3% $462,041   8.0% $577,551    10.0%
    Tier I Risk-based Capital  650,330 11.3   231,034   4.0   346,551     6.0
    Tier I Leverage Capital..  650,330  8.5   306,841   4.0   383,551     5.0

   VNB's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table:

                                                                To Be Well
                                                             Capitalized Under
                                             Minimum Capital Prompt Corrective
                                  Actual      Requirements   Action Provisions
                              -------------  --------------  ----------------
                               Amount  Ratio  Amount   Ratio   Amount    Ratio
                              -------- ----- --------  -----  --------   -----
                                             (in thousands)
   As of December 31, 2001
    Total Risk-based Capital. $712,401 11.9% $478,219   8.0% $597,774    10.0%
    Tier I Risk-based Capital  648,598 10.9   239,110   4.0   358,664     6.0
    Tier I Leverage Capital..  648,598  7.9   327,452   4.0   409,315     5.0
   As of December 31, 2000
    Total Risk-based Capital. $663,864 11.6% $459,274   8.0% $574,093    10.0%
    Tier I Risk-based Capital  601,869 10.5   229,637   4.0   344,456     6.0
    Tier I Leverage Capital..  601,869  7.9   304,777   4.0   380,971     5.0

Dividend Restrictions

   VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB's only shareholder. Prior approval by the office of the Comptroller of the Currency ("OCC") is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2002 without prior approval from the OCC of up to $54.2 million plus an amount equal to VNB's net profits for 2002 to the date of such dividend declaration. In addition to dividends received from its subsidiary bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds.

Preferred Stock

   On February 12, 2000, the Board of Directors unanimously approved an amendment to Valley's Certificate of Incorporation to authorize 30,000,000 shares of a new class of "blank check" preferred stock. The primary purpose of the preferred stock is to maximize Valley's ability to expand its capital base. The amendment was approved by the Valley shareholders on April 6, 2000. At December 31, 2001 and 2000, there were no shares of preferred stock issued.

Shares of Common Stock

   The following table summarizes the share transactions for the three years ended December 31, 2001:

                                                  Shares    Shares in
                                                  Issued    Treasury
        -                                       ----------  ----------
        Balance, December 31, 1998............. 73,836,099    (236,735)
          Stock dividend (5 percent)...........  1,236,450   1,537,876
          Effect of stock incentive plan, net..    526,937     168,366
          Purchase of treasury stock...........         --  (2,397,257)
          Retirement of treasury stock.........   (380,326)         --
                                                ----------  ----------
        Balance, December 31, 1999............. 75,219,160    (927,750)
          Stock dividend (5 percent)...........         --   2,884,669
          Effect of stock incentive plan, net..     (9,376)    311,380
          Purchase of treasury stock...........         --  (2,770,770)
          Retirement of treasury stock.........   (416,969)         --
                                                ----------  ----------
        Balance, December 31, 2000............. 74,792,815    (502,471)
          Stock dividend (5 percent)...........  3,372,588     349,269
          Effect of stock incentive plan, net..     37,555     628,939
          Purchase of treasury stock...........         --  (2,211,034)
                                                ----------  ----------
        Balance, December 31, 2001............. 78,202,958  (1,735,297)
                                                ==========  ==========

Treasury Stock

   On August 21, 2001 Valley's Board of Directors authorized the repurchase of up to 8,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of December 31, 2001 Valley had repurchased 2.2 million shares of its common stock under this repurchase program.

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

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

                                            Quarters ended 2001
                                ---------- --------------------- ----------
                                 March 31   June 30    Sept 30     Dec 31
                                ---------- ---------- ---------- ----------
                                   (in thousands, except for share data)
    Interest income............   $144,202   $140,407   $136,889   $131,988
    Interest expense...........     63,177     57,778     52,930     44,768
    Net interest income........     81,025     82,629     83,959     87,220
    Provision for loan losses..      2,100      2,835      2,700      8,071
    Non-interest income........     18,684     15,742     15,985     18,065
    Non-interest expense.......     51,956     43,698     44,379     48,215
    Income before income taxes.     45,653     51,838     52,865     48,999
    Income tax expense.........     17,090     17,279     16,860     12,922
    Net income.................     28,563     34,559     36,005     36,077
    Earnings per share:
     Basic.....................       0.37       0.44       0.46       0.47
     Diluted...................       0.36       0.44       0.46       0.47
    Cash dividends per share...       0.25      0.265      0.265      0.265
    Average shares outstanding:
     Basic..................... 77,935,200 78,038,165 77,933,382 76,611,582
     Diluted................... 78,643,691 78,456,073 78,587,695 77,119,472

                                            Quarters ended 2000
                                -------------------------------------------
                                 March 31   June 30    Sept 30     Dec 31
                                ---------- ---------- ---------- ----------
                                   (in thousands, except for share data)
    Interest income............   $137,688   $140,884   $144,116   $145,518
    Interest expense...........     59,195     62,480     65,156     65,817
    Net interest income........     78,493     78,404     78,960     79,701
    Provision for loan losses..      2,450      2,875      2,580      2,850
    Non-interest income........     13,406     15,134     14,437     16,123
    Non-interest expense.......     40,848     41,698     41,448     47,145
    Income before income taxes.     48,601     48,965     49,369     45,829
    Income tax expense.........     16,607     16,348     16,601     16,471
    Net income.................     31,994     32,617     32,768     29,358
    Earnings per share:
     Basic.....................       0.40       0.42       0.42       0.38
     Diluted...................       0.40       0.41       0.42       0.37
    Cash dividends per share...       0.24       0.25       0.25       0.25
    Average shares outstanding:
     Basic..................... 80,159,333 78,535,472 77,950,692 77,788,652
     Diluted................... 80,782,279 79,233,181 78,616,344 78,533,942

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

                                                             December 31,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
                                                            (in thousands)
  Assets
   Cash.................................................. $  2,084  $  2,641
   Interest bearing deposits with banks..................      115    22,125
   Investment securities available for sale..............  223,030    44,752
   Investment in subsidiaries............................  676,494   606,136
   Loan to subsidiary bank employee benefit plan.........      714       893
   Other assets..........................................   10,756     5,523
                                                          --------  --------
     Total assets........................................ $913,193  $682,070
                                                          ========  ========
  Liabilities
   Dividends payable to shareholders..................... $ 20,295  $ 15,605
   Short-term borrowings.................................    4,000    10,000
   Long-term debt........................................  206,185        --
   Other liabilities.....................................    4,338       483
                                                          --------  --------
     Total liabilities...................................  234,818    26,088
                                                          --------  --------
  Shareholders' Equity
   Preferred stock.......................................       --        --
   Common stock..........................................   33,310    32,015
   Surplus...............................................  406,608   321,970
   Retained earnings.....................................  270,730   317,855
   Unallocated common stock held by employee benefit plan     (602)     (775)
   Accumulated other comprehensive income (loss).........   19,638    (2,307)
                                                          --------  --------
                                                           729,684   668,758
  Treasury stock, at cost................................  (51,309)  (12,776)
                                                          --------  --------
     Total shareholders' equity..........................  678,375   655,982
                                                          --------  --------
     Total liabilities and shareholders' equity.......... $913,193  $682,070
                                                          ========  ========

Condensed Statements of Income

                                                                      Years ended December 31,
-                                                                   ----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  --------
                                                                           (in thousands)
Income
 Dividends from subsidiary......................................... $ 93,000  $116,893  $136,251
 Income from subsidiary............................................      721     1,868     2,106
 Gains on securities transactions, net.............................      156       249     2,591
 Other interest and dividends......................................    1,531     2,432     2,741
                                                                    --------  --------  --------
                                                                      95,408   121,442   143,689
Expenses...........................................................    6,070     4,332     4,064
                                                                    --------  --------  --------
 Income before income taxes and equity in undistributed earnings of
   subsidiary......................................................   89,338   117,110   139,625
 Income tax (benefit) expense......................................   (1,223)      (44)    1,580
                                                                    --------  --------  --------
 Income before equity in undistributed earnings of subsidiary......   90,561   117,154   138,045
 Equity in undistributed earnings of subsidiary (excess dividends).   44,643     9,583   (12,704)
                                                                    --------  --------  --------
 Net income........................................................ $135,204  $126,737  $125,341
                                                                    ========  ========  ========

Condensed Statements of Cash Flows

                                                                          Years ended December 31,
                                                                      -------------------------------
                                                                        2001       2000       1999
                                                                      ---------  ---------  ---------
                                                                               (in thousands)
Cash flows from operating activities:
 Net income.......................................................... $ 135,204  $ 126,737  $ 125,341
   Adjustments to reconcile net income to net cash provided by operating activities:
   (Equity in undistributed earnings) excess dividends of subsidiary.   (44,643)    (9,583)    12,704
   Depreciation and amortization.....................................       347        380        365
   Amortization of compensation costs pursuant to long-term stock
     incentive plan..................................................     2,020      1,037      1,091
   Net accretion of discounts........................................      (194)        (8)       (49)
   Net gains on securities transactions..............................      (156)      (249)    (2,591)
   Net (increase)decrease in other assets............................    (5,580)    (1,707)       317
   Net (decrease)increase in other liabilities.......................    (3,224)    (6,085)     5,200
                                                                      ---------  ---------  ---------
     Net cash provided by operating activities.......................    83,774    110,522    142,378
                                                                      ---------  ---------  ---------
Cash flows from investing activities:
 Proceeds from sales of investment securities available for sale.....       920     24,413      8,735
 Proceeds from maturing investment securities available for sale.....    65,026      3,197     81,146
 Purchases of investment securities available for sale...............  (233,424)   (15,817)   (78,666)
 Proceeds from sales of trading account securities...................        --         --      1,415
 Purchase of common stock of subsidiary..............................    (6,185)        --         --
 Net decrease(increase) in short-term investments....................    22,010     14,002    (14,445)
 Payment of employee benefit plan loan...............................       179        178        179
                                                                      ---------  ---------  ---------
   Net cash (used in) provided by investing activities...............  (151,474)    25,973     (1,636)
                                                                      ---------  ---------  ---------
Cash flows from financing activities:
 Net (decrease)increase in other borrowings..........................    (6,000)    10,000         --
 Advances of long-term debt..........................................   206,185         --         --
 Purchase of common shares to treasury...............................   (65,012)   (79,161)   (75,496)
 Dividends paid to common shareholders...............................   (76,260)   (71,723)   (66,801)
 Common stock issued, net of cancellations...........................     8,230      3,780      3,408
                                                                      ---------  ---------  ---------
   Net cash provided by (used in) financing activities...............    67,143   (137,104)  (138,889)
                                                                      ---------  ---------  ---------
Net (decrease)increase in cash and cash equivalents..................      (557)      (609)     1,853
Cash and cash equivalents at beginning of year.......................     2,641      3,250      1,397
                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year............................. $   2,084  $   2,641  $   3,250
                                                                      =========  =========  =========

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

   Limitations: The fair value estimates made at December 31, 2001 and 2000 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation, trust and investment management departments) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

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

   Long-term debt: The fair value is estimated by obtaining quoted market prices of financial instruments with similar characteristics, terms and remaining maturity.

   Company-obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures of the company:
The fair value is estimated by obtaining the quoted market price.

   The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2001 and 2000:

                                                  2001                  2000
                                          --------------------- ---------------------
                                           Carrying    Fair      Carrying    Fair
                                            Amount     Value      Amount     Value
                                                        (in thousands)
Financial assets:
 Cash and due from banks................. $  311,850 $  311,850 $  239,105 $  239,105
 Federal funds sold......................         --         --     85,000     85,000
 Investment securities held to maturity..    503,061    476,872    577,450    543,034
 Investment securities available for sale  2,171,695  2,171,695  1,626,086  1,626,086
 Net loans...............................  5,268,004  5,332,375  5,127,115  5,112,824
Financial liabilities:
 Deposits with no stated maturity........  3,894,356  3,894,356  3,632,595  3,632,595
 Deposits with stated maturities.........  2,412,618  2,437,233  2,504,233  2,506,712
 Short-term borrowings...................    304,262    304,262    426,014    426,014
 Long-term debt..........................    975,728    971,567    591,808    593,939
 Preferred capital securities............    200,000    200,480         --         --

   The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 2001 and 2000 is not material.

BUSINESS SEGMENTS (Note 20)

   VNB has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio and corporate and other adjustments.

Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

   Consumer lending delivers loan and banking products and services mainly to individuals and small businesses through its branches, ATM machines, PC banking and sales, service and collection force within each lending department. The products and services include residential mortgages, home equity loans, automobile loans, credit card loans, trust and investment services and mortgage servicing for investors. Automobile lending is generally available throughout New Jersey, but was also available in twelve states and Canada as part of a referral program with State Farm Insurance Company which was phased out in 2001.

   The commercial lending division provides loan products and services to small and medium commercial establishments throughout northern New Jersey and Manhattan. These include lines of credit, term loans, letters of credit, asset-based lending, construction, development and permanent real estate financing for owner occupied and leased properties and Small Business Administration ("SBA") loans. The SBA loans are offered through a sales force covering New Jersey and a number of surrounding states and territories. The commercial lending division serves numerous businesses through departments organized into product or specific geographic divisions.

   The investment portfolio segment handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB's funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

   The corporate and other adjustments segment represents assets and income and expense items not directly attributable to a specific segment.

   The following table represents the financial data for the four business segments for the years ended 2001, 2000 and 1999.

                                                              Year ended December 31, 2001
                                               ----------------------------------------------------------
                                                                                    Corporate
                                                Consumer   Commercial  Investment   and Other
                                                Lending     Lending    Portfolio   Adjustments   Total
                                               ----------  ----------  ----------  ----------- ----------
                                                                     (in thousands)
Average interest-earning assets............... $2,656,593  $2,561,052  $2,450,333   $     --   $7,667,978
                                               ==========  ==========  ==========   ========   ==========
Interest income............................... $  201,678  $  199,690  $  158,189   $ (6,071)  $  553,486
Interest expense..............................     75,753      73,029      69,871         --      218,653
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss)....................    125,925     126,661      88,318     (6,071)     334,833
Provision for loan losses.....................      4,699      11,007          --         --       15,706
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss) after provision for
  loan losses.................................    121,226     115,654      88,318     (6,071)     319,127
Non-interest income...........................     16,027       8,485       2,448     41,516       68,476
Non-interest expense..........................     19,569      17,909         824    149,946      188,248
Internal expense transfer.....................     34,793      33,158      29,750    (97,701)          --
                                               ----------  ----------  ----------   --------   ----------
Income (loss) before income taxes............. $   82,891  $   73,072  $   60,192   $(16,800)  $  199,355
                                               ==========  ==========  ==========   ========   ==========
Return on average interest-bearing assets
  (pre-tax)...................................       3.12%       2.85%       2.46%        --         2.60%

                                                              Year ended December 31, 2000
                                               ----------------------------------------------------------
                                                                                    Corporate
                                                Consumer   Commercial  Investment   and Other
                                                Lending     Lending    Portfolio   Adjustments   Total
                                               ----------  ----------  ----------  ----------- ----------
                                                                     (in thousands)
Average interest-earning assets............... $2,786,273  $2,314,357  $2,217,861   $     --   $7,318,491
                                               ==========  ==========  ==========   ========   ==========
Interest income............................... $  216,502  $  206,539  $  150,767   $ (5,602)  $  568,206
Interest expense..............................     96,187      79,896      76,565         --      252,648
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss)....................    120,315     126,643      74,202     (5,602)     315,558
Provision for loan losses.....................      4,481       6,274          --         --       10,755
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss) after provision for
  loan losses.................................    115,834     120,369      74,202     (5,602)     304,803
Non-interest income...........................     13,704       7,510         562     37,324       59,100
Non-interest expense..........................     24,201      18,271         347    128,320      171,139
Internal expense transfer.....................     34,643      28,776      27,576    (90,995)          --
                                               ----------  ----------  ----------   --------   ----------
Income (loss) before income taxes............. $   70,694  $   80,832  $   46,841   $ (5,603)  $  192,764
                                               ==========  ==========  ==========   ========   ==========
Return on average interest-bearing assets
  (pre-tax)...................................       2.54%       3.49%       2.11%        --         2.63%

                                                              Year ended December 31, 1999
                                               ----------------------------------------------------------
                                                                                    Corporate
                                                Consumer   Commercial  Investment   and Other
                                                Lending     Lending    Portfolio   Adjustments   Total
                                               ----------  ----------  ----------  ----------- ----------
                                                                     (in thousands)
Average interest-earning assets............... $2,696,100  $2,099,038  $2,235,093   $     --   $7,030,231
                                               ==========  ==========  ==========   ========   ==========
Interest income............................... $  199,484  $  177,672  $  146,182   $ (5,520)  $  517,818
Interest expense..............................     80,072      62,340      66,380         --      208,792
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss)....................    119,412     115,332      79,802     (5,520)     309,026
Provision for loan losses.....................      7,826       3,209          --         --       11,035
                                               ----------  ----------  ----------   --------   ----------
Net interest income (loss) after provision for
  loan losses.................................    111,586     112,123      79,802     (5,520)     297,991
Non-interest income...........................     13,992       6,821         121     32,869       53,803
Non-interest expense..........................     27,019      17,176         328    120,196      164,719
Internal expense transfer.....................     33,490      26,073      27,764    (87,327)          --
                                               ----------  ----------  ----------   --------   ----------
Income (loss) before income taxes............. $   65,069  $   75,695  $   51,831   $ (5,520)  $  187,075
                                               ==========  ==========  ==========   ========   ==========
Return on average interest-bearing assets
  (pre-tax)...................................       2.41%       3.61%       2.32%        --         2.66%

[LOGO] KPMG

          New Jersey Headquarters
          150 John F. Kennedy Parkway
          Short Hills, NJ 07078

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Valley National Bancorp:

   We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 16, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information set forth under the captions "Director Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.  Executive Compensation

   The information set forth under the caption "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the caption "Stock Ownership of Management and Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information set forth under the captions "Human Resources and Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" in the 2002 Proxy Statement is incorporated herein by reference.

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

(b) Reports on Form 8-K:

    Filed October 1, 2001 to report the restatement of Valley's audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999, and 1998 to reflect Valley's acquisition of Merchants New York Bancorp, which was accounted for as a pooling-of-interests.

    On October 19, 2001 to report earnings for the three and nine months ended September 30, 2001.

    On November 16, 2001 to announce the completion of a $200.0 million public offering of trust originated preferred securities.

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

A.  Agreement and Plan of Merger dated December 17, 1998 among Valley, VNB,
              Ramapo Financial Corporation and The Ramapo Bank is incorporated herein by reference to Valley's Report on Form 8-K filed with the Commission on December 22, 1998.

B.  Agreement and Plan of Merger dated September 5, 2002 among Valley, VNB,
              Merchants and Merchants Bank of New York is incorporated herein by reference to Valley's Report on Form 8-K filed with the Commission on September 21, 2000.

(3) Articles of Incorporation and By-laws:

    A. Restated Certificate of Incorporation of the Registrant as in effect on May 7, 2001 ( and is currently in effect) is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    B. By-laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

(10) Material Contracts:

    A. Restated and amended "Change in Control Agreements" dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Peter John Southway, Robert Meyer, and Peter Crocitto are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

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

    E. "The Valley National Bancorp Long-term Stock Incentive Plan" dated January 19, 1999 and as amended through June 19, 2001. Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    F. "Severance Agreement" dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin is incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1999.
    G. "Split-Dollar Agreement" dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

    H. "Severance Agreements" as of January 1, 1998 between Valley, VNB and Peter Crocitto, Robert M. Meyer and Peter John Southway are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

    I. "Change in Control Agreement" dated January 1, 1999 between Valley, VNB and Robert J. Farnon is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

    J. "Change in Control Agreement" dated January 3, 2000 between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1999.

    K. "The Valley National Bancorp Long-Term Stock Incentive Plan" dated January 10, 1989 and as amended through June 19, 2001. Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    L. Amendment to the "Severance Agreement" dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

    M. "Change in Control Agreement" dated April 4, 2001 between Valley, VNB and Alan D. Eskow incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    N. "Employment Continuation and Non-Competition Agreements" dated September 5, 2000 between Valley, VNB and Spencer B. Witty, James G. Lawrence, William J. Cardew and Eric W. Gould incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    O. "Change in Control Agreement" dated September 5, 2000 between Valley, VNB and James G. Lawrence incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    P. Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 incorporated herein by reference to the Registrants Report on Form 8-K filed on November 16, 2001.

    Q. Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated as of November 7, 2001 incorporated herein by reference to the Registrants Report on Form 8-K filed on November 16, 2001.

    R. Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated as of November 7, 2001 incorporated herein by reference to the Registrants Report on Form 8-K filed on November 16, 2001.

    S. "Change in Control Agreement" dated November 28, 2001 between Valley, VNB and Garret G. Nieuwenhuis.

(12)  Computation of Consolidated Ratios of Earnings to Fixed Charges

(21) List of Subsidiaries:

(a) Subsidiaries of Valley:

                   Name                        Jurisdiction of      Percentage of Voting
                   ----                         Incorporation  Securities Owned by the Parent
     VNB Capital Trust I                          Delaware                  100%
     Valley National Bank (VNB)                 United States               100%

(b) Subsidiaries of VNB:
     VNB Mortgage Services, Inc.                 New Jersey                 100%
     BNV Realty Incorporated (BNV)               New Jersey                 100%
     VN Investments, Inc. (VNI)                  New Jersey                 100%
     VNB Loan Services, Inc.                      New York                  100%
     VNB RSI, Inc.                               New Jersey                 100%
     Wayne Ventures, Inc.                        New Jersey                 100%
     Wayne Title, Inc.                           New Jersey                 100%
     VNB International Services, Inc. (ISI)      New Jersey                 100%
     New Century Asset Management, Inc.          New Jersey                 100%
     Hallmark Capital Management, Inc.           New Jersey                 100%
     Merchants New York Commercial Corp.          Delaware                  100%
     Valley Commercial Capital, LLC              New Jersey                 100%

(c) Subsidiary of ISI:
     VNB Financial Services, Inc.                  Canada                   100%

               Name                Jurisdiction of      Percentage of Voting
               ----                 Incorporation  Securities Owned by the Parent

(d) Subsidiaries of BNV
     SAR I, Inc.                     New Jersey                 100%
     SAR II, Inc.                    New Jersey                 100%

(e) Subsidiary of VNI:
     VNB Realty, Inc.                New Jersey                 100%

(f) Subsidiary of VNB Realty, Inc.
     VNB Capital Corp.                New York                  100%

(23) Consents of Experts and Counsel

     Consent of KPMG LLP

(24) Power of Attorney of Certain Directors and Officers of Valley.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALLEY NATIONAL BANCORP


                                               By:      /S/  GERALD H. LIPKIN
                                                   -----------------------------
                                                   Gerald H. Lipkin, Chairman of
                                                             the Board
                                                   President and Chief Executive
                                                              Officer

Dated:  February 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

    /S/  GERALD H. LIPKIN     Chairman of the Board,        February 26, 2002
-----------------------------   President and Chief
      Gerald H. Lipkin          Executive Officer and
                                Director

    /S/  SPENCER B. WITTY     Vice Chairman and Director    February 26, 2002
-----------------------------
      Spencer B. Witty

     /S/  ALAN D. ESKOW       Executive Vice President and  February 26, 2002
-----------------------------   Chief Financial Officer
        Alan D. Eskow           (Principal Financial
                                Officer)

      /S/  CHRISTINE K.       First Vice President and      February 26, 2002
        MOZER-BALDYGA           Controller
-----------------------------   (Principal Accounting
 Christine K. Mozer-Baldyga     Officer)

  /S/  ANDREW B. ABRAMSON*    Director                      February 26, 2002
-----------------------------
     Andrew B. Abramson

    /S/  CHARLES J. BAUM*     Director                      February 26, 2002
-----------------------------
       Charles J. Baum

   /S/  PAMELA BRONANDER*     Director                      February 26, 2002
-----------------------------
      Pamela Bronander

  /S/  JOSEPH COCCIA, JR.*    Director                      February 26, 2002
-----------------------------
     Joseph Coccia, Jr.

  /S/  HAROLD P. COOK, III*   Director                      February 26, 2002
-----------------------------
     Harold P. Cook, III

   /S/  AUSTIN C. DRUKKER*    Director                      February 26, 2002
-----------------------------
      Austin C. Drukker

          Signature                       Title                   Date
          ---------                       -----                   ----

    /S/  GRAHAM O. JONES*     Director                      February 26, 2002
-----------------------------
       Graham O. Jones

 /S/  WALTER H. JONES, III*   Director                      February 26, 2002
-----------------------------
    Walter H. Jones, III

     /S/  GERALD KORDE*       Director                      February 26, 2002
-----------------------------
        Gerald Korde

    /S/  ROBINSON MARKEL*     Director                      February 26, 2002
-----------------------------
       Robinson Markel

   /S/  ROBERT E. MCENTEE*    Director                      February 26, 2002
-----------------------------
      Robert E. McEntee

   /S/  RICHARD S. MILLER*    Director                      February 26, 2002
-----------------------------
      Richard S. Miller

    /S/  ROBERT RACHESKY*     Director                      February 26, 2002
-----------------------------
       Robert Rachesky

     /S/  BARNETT RUKIN*      Director                      February 26, 2002
-----------------------------
        Barnett Rukin

    /S/  PETER SOUTHWAY*      Director                      February 26, 2002
-----------------------------
       Peter Southway

    /S/  RICHARD F. TICE*     Director                      February 26, 2002
-----------------------------
       Richard F. Tice

 /S/  LEONARD J. VORCHEIMER*  Director                      February 26, 2002
-----------------------------
    Leonard J. Vorcheimer

    /S/  JOSEPH L. VOZZA*     Director                      February 26, 2002
-----------------------------
       Joseph L. Vozza

--------
*By Gerald H. Lipkin, as attorney-in-fact.

                                  EXHIBIT INDEX


Exhibit Number          Exhibit Desrciption
--------------          -------------------

(10)S                   Change in Control Agreement - Garret G. Nieuwenhuis

(12)                    Computation of Consolidated Ratios of Earning to Fixed
                        Charges

(23)                    Consent of KPMG LLP

(24)                    Power of Attorney