Form 10-Q
period 2002-03-31
VALLEY NATIONAL BANCORP
filed 2002-05-14
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2002

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

     Common Stock (no par value), of which 94,211,588 shares were outstanding as of May 8, 2002.

                                TABLE OF CONTENTS

                                                                                                             Page
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements
                           Consolidated Statements of Financial Condition (Unaudited)
                                    March 31, 2002 and December 31, 2001                                  3

                           Consolidated Statements of Income (Unaudited)
                                    Three Months Ended March 31, 2002 and 2001                   4

                           Consolidated Statements of Cash Flows (Unaudited)
                                    Three Months Ended March 31, 2002 and 2001                   5

                           Notes to Consolidated Financial Statements (Unaudited)                         6

Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                         8

Item 3.           Quantitative and Qualitative Disclosures
                                    About Market Risk                                            20

PART II  OTHER INFORMATION

Item 5.           Other Information                                                     21

Item 6.           Exhibits and Reports on Form 8-K                                      21

                           SIGNATURES                                                                     22



                                     PART I

Item 1.  Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)

                                                                                March 31,          December 31,
                                                                                  2002                 2001
Assets
Cash and due from banks                                                           $  168,309        $ 311,850
Investment securities held to maturity, fair value of  $476,558
   and $476,872 in 2002 and 2001, respectively                                       504,317          503,061
Investment securities available for sale                                           2,255,904        2,171,695
Loans                                                                              5,295,019        5,275,582
Loans held for sale                                                                   42,340           56,225
     Total loans                                                                   5,337,359        5,331,807
     Less: Allowance for loan losses                                               (64,223)          (63,803)
     Net loans                                                                     5,273,136        5,268,004
Premises and equipment, net                                                           97,613           94,178
Accrued interest receivable                                                           44,788           42,184
Bank owned life insurance                                                            153,536          102,120
Other assets                                                                          83,056           90,673
      Total assets                                                               $ 8,580,659       $8,583,765

Liabilities
Deposits:
   Non-interest bearing                                                          $ 1,378,315       $1,446,021
   Interest bearing:
     Savings                                                                       2,635,143        2,448,335
     Time                                                                          2,396,097        2,412,618
         Total deposits                                                            6,409,555        6,306,974
Short-term borrowings                                                                279,855          304,262
Long-term debt                                                                       923,707          975,728
Accrued expenses and other liabilities                                               112,462          118,426
         Total liabilities                                                         7,725,579        7,705,390
Company-obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures of
   the Company                                                                       200,000          200,000

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares;  none issued                 --               --
Common stock, no par value, authorized 142,442,139
   shares; issued 97,733,045 shares in 2002 and
   97,753,698 shares in 2001                                                          33,306           33,310
Surplus                                                                              406,408          406,608
Retained earnings                                                                    286,797          270,730
Unallocated common stock held by employee benefit plan                                 (561)            (602)
Accumulated other comprehensive income                                                18,759           19,638
                                                                                     744,709          729,684
Treasury stock, at cost ( 3,548,483 shares in 2002 and
   2,169,121 shares in 2001)                                                        (89,629)
                                                                                                     (51,309)
     Total shareholders' equity                                                      655,080          678,375
          Total liabilities and shareholders' equity                              $8,580,659      $ 8,583,765

  See accompanying notes to consolidated financial statements.



VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

                                                                                          Three Months
                                                                                 Ended
                                                                                                       March 31,
                                                                                           2002                2001
  Interest Income
  Interest and fees on loans                                                          $  90,886           $ 104,333
  Interest and dividends on  investment securities:
       Taxable                                                                           33,431              34,649
       Tax-exempt                                                                         2,505               2,619
       Dividends                                                                            699                 962
  Interest on federal funds sold and other short-term investments                           637               1,639
       Total interest income                                                            128,158             144,202
  Interest Expense
  Interest on deposits:
       Savings deposits                                                                   8,088              13,805
       Time deposits                                                                     18,566              33,849
  Interest on short-term borrowings                                                         827               5,761
  Interest on long-term debt                                                             12,898               9,762
       Total interest expense                                                            40,379              63,177
  Net Interest Income                                                                    87,779              81,025
  Provision for loan losses                                                               3,705               2,100
  Net Interest Income after Provision for Loan Losses                                    84,074              78,925
  Non-Interest Income
  Trust and investment services                                                           1,178               1,211
  Service charges on deposit accounts                                                     4,885               4,548
  Gains on securities transactions, net                                                     355                 163
  Fees from loan servicing                                                                2,498               2,685
  Credit card fee income                                                                    672                 997
  Gain on sales of loans, net                                                             1,780               5,638
  Bank owned life insurance                                                               1,416                  --
  Other                                                                                   5,260               3,442
       Total non-interest income                                                         18,044              18,684
  Non-Interest Expense
  Salary expense                                                                         21,081              19,448
  Employee benefit expense                                                                4,845               4,859
  FDIC insurance premiums                                                                   276                 291
  Occupancy and equipment expense                                                         6,877               7,838
  Credit card expense                                                                       307                 626
  Amortization of intangible assets                                                       2,189               1,818
  Advertising                                                                             1,436                 795
  Distribution on capital securities                                                      3,932                  --
  Merger-related charges                                                                     --               9,017
  Other                                                                                   8,362               7,264
       Total non-interest expense                                                        49,305              51,956
  Income Before Income Taxes                                                             52,813              45,653
  Income tax expense                                                                     14,213              17,090
  Net Income                                                                           $ 38,600            $ 28,563
  Earnings Per Share:
       Basic                                                                            $  0.41             $  0.29
       Diluted                                                                             0.40                0.29
  Weighted Average Number of Shares Outstanding:
       Basic                                                                         94,870,244          97,419,000
       Diluted                                                                       95,541,484          98,304,614


See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,

                                                                                          2002                  2001
Cash flows from operating activities:
   Net income                                                                            $38,600               $28,563
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                        4,380                 4,433
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                                                     652                   488
      Provision for loan losses                                                            3,705                 2,100
      Net amortization of premiums and accretion of discounts                              2,811                 1,078
      Net gains on securities transactions                                                                       (163)
                                                                                     (355)
      Proceeds from sales of loans                                                        68,837                90,189
      Gain on sales of loans                                                             (1,780)               (5,638)
      Origination of loans held for sale                                                (53,172)              (63,519)
      Income on bank owned life insurance                                                (1,416)                    --
      Net decrease in accrued interest receivable
           and other assets                                                                4,059                16,902
      Net decrease in accrued expenses and other liabilities                             (5,339)               (1,243)
      Net cash provided by operating activities                                           60,982                73,190
Cash flows from investing activities:
      Purchases and originations of loan servicing rights                                (1,101)               (2,843)
      Purchase of bank owned life insurance                                             (50,000)                    --
      Proceeds from sales of investment securities available for sale                    249,599                55,346
      Proceeds from maturing investment securities available for sale                    228,972               128,357
      Purchases of investment securities available for sale                            (566,767)             (380,753)
      Purchases of investment securities held to maturity                                (9,402)               (4,035)
      Proceeds from maturing investment securities held to maturity                        7,913                24,752
      Net increase in federal funds sold and other short term investments                     --              (57,000)
      Net (increase) decrease in loans made to customers                                (22,722)                52,124
      Purchases of premises and equipment, net of sales                                  (5,569)
                                                                                                             (1,971)
      Net cash used in investing activities                                            (169,077)             (186,023)
Cash flows from financing activities:
      Net increase (decrease) in deposits                                                102,581              (24,278)
      Net decrease in short-term borrowings                                             (24,407)             (123,544)
      Advances of long-term debt                                                              --               320,000
      Repayments of long-term debt                                                      (52,021)              (92,020)
      Dividends paid to common shareholders                                             (20,077)              (15,593)
      Purchase of common shares to treasury                                             (43,457)                    --
      Common stock issued, net of cancellations                                            1,935
                                                                                                                   644
      Net cash (used in) provided by financing activities                               (35,446)                65,209
      Net decrease in cash and cash equivalents                                        (143,541)              (47,624)
      Cash and cash equivalents at January 1                                             311,850              239,105
      Cash and cash equivalents at March 31                                             $168,309            $191,481
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest on deposits and borrowings              $ 42,463            $  59,754
       Cash paid during the period for federal and state income taxes                                              543
                                                                                      --
       Transfer of securities from held to maturity to available for  sale                    --               162,433
       Transfer of securities from available for sale to held to maturity                     --                50,044


See accompanying notes to consolidated financial statements.


                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001, the Consolidated Statements of Income for the three month periods ended March 31, 2002 and 2001 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley's December 31, 2001 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2002 financial presentations.


2.       Earnings Per Share

     Earnings per share ("EPS") amounts and weighted average shares outstanding has been restated to reflect the 5 for 4 stock split declared April 10, 2002 to shareholders of record on May 3, 2002 and to be issued May 17, 2002.

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

     The following table shows the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                                 Three Months Ended
                                                                      March 31,

                                                               2002               2001

Net income (in thousands)                                       $ 38,600           $ 28,563

Basic weighted-average number of
     shares outstanding                                       94,870,244         97,419,000

Plus:   Common stock equivalents                                 671,240            885,614
Diluted weighted-average number
     of shares outstanding                                    95,541,484         98,304,614

Earnings per share:
     Basic                                                      $   0.41           $   0.29
     Diluted                                                        0.40               0.29


     At March 31, 2002 and 2001, there were 2 thousand and 134 thousand common stock options, respectively, not included as common stock equivalents because the exercise prices exceeded the average market prices during the quarters.


3.       Comprehensive Income

     Valley's comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities. The following table shows the related tax effects on each component of comprehensive income for the three months ended March 31, 2002 and 2001.

                                                                                     Three Months Ended
                                                                                               March 31,
                                                                                  2002           2001
                                                                                     (in thousands)
Net income                                                                                        $28,563
                                                                          $38,600
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                         (8)               (345)
  Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period            ($647)             $ 15,206
     Less: reclassification adjustment for gains realized in
        net income                                                        (224)                   (104)
     Net unrealized (losses) gains                                               (871)             15,102
  Other comprehensive (loss) income                                              (879)             14,757
  Comprehensive income                                                         $37,721           $ 43,320


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to: the direction of interest rates; loan prepayment assumptions; cash flows; deposit growth; the direction of the economy in New Jersey and New York especially as it has been affected by recent developments; continued availability of and effective utilization of tax strategies and effective tax rates; continued levels of loan quality and origination volume; continued relationships with major customers including sources for loans; as well as the effects of general economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.


Earnings Summary1

     Net income for the three months ended March 31, 2002 was $38.6 million or $0.40 per diluted share. These results compare with net income of $28.6 million, or $0.29 per diluted share for the same period in 2001. Annualized return on average shareholders' equity increased to 23.19 percent from 17.19 percent, and the annualized return on average assets also increased to 1.84 percent from 1.46 percent, for the three months ended March 31, 2002 and 2001, respectively. The increase in net income for the three month period ended March 31, 2002 can be attributed mainly to an increase in net interest income and a reduction in income tax expense resulting from the restructure of an existing subsidiary into a REIT. In the same period of 2001, net income included a one-time merger expense associated with the merger with Merchants New York Bancorp, Inc. and the gain on the sale of the ShopRite credit card portfolio.

     Core earnings were $35.7 million, or $0.37 per diluted share for the three months ended March 31, 2002 and $32.6 million or $0.33 per diluted share the same period in 2001. Core earnings produced an annualized return on average shareholders' equity of 21.46 percent for the period ended March 31, 2002 compared to 19.63 percent in the same period in 2001 and annualized return on average assets of 1.70 percent for the period ended March 31, 2002 compared to
1.67 percent for the same period in 2001. Core earnings for 2002 excludes: a reduction in income tax expense of approximately $3.5 million or $0.03 per diluted share, which was recorded during the first quarter of 2002 resulting from the restructure of an existing subsidiary into a REIT; the one-time net non-recurring expense items of $630 thousand, net of tax, for the write-off of certain prepaid costs related to the termination of the State Farm Automobile Loan Program; a net gain of $480 thousand from the settlement of a law suit and fees for establishment of the REIT. Core earnings for the first quarter of 2001 exclude a net after tax merger related charge of $7.0 million, or $0.07 per diluted share, recorded in conjunction with the January 2001 merger with Merchants New York Bancorp, Inc. It also excludes the after tax gain of $2.9 million on the sale of the ShopRite credit card portfolio.

     The following table summarizes the significant non-recurring items, net of tax, included in core earnings:

                                                                         Three Months Ended March 31,
                                                                               2002             2001
                                                                                          (in thousands)
Net income, GAAP                                                                 $ 38,600         $ 28,563
Non-recurring items, net of tax:
  Income tax expense reduction                                                    (3,500)               --
  One-time non-recurring expense
   items, net                                                                         630               --
  Merger related charge                                                                --            7,000
  Gain on sale of credit card  portfolio                                               --          (2,940)
 Core Earnings                                                                   $ 35,730          $32,623



Net Interest Income

     Net interest income continues to be the largest source of Valley's operating income. Net interest income on a tax equivalent basis increased to $89.2 million for the three months ended March 31, 2002, as compared with $82.6 million for the three months ended March 31, 2001. The increase in net interest income is primarily due to the higher average balances of total interest earning assets, primarily loans and taxable investments, partially offset by lower average interest rates for the period ended March 31, 2002, as compared to the same period in 2001. Average interest bearing liabilities increased while total interest expense decreased, due to a continuing decline in rates for the period ended March 31, 2002, compared to the same period in 2001. The net interest margin for the three months ended March 31, 2002 and 2001 was 4.49 percent and
4.40 percent, respectively. Beginning January 2001 and throughout the year 2001, the Federal Reserve decreased interest rates eleven times amounting to 475 basis points. As the prime rate declined, Valley was able to reduce liability costs contributing to an increase in its net interest margin and net interest income. There can be no assurances how future changes in interest rates will affect net interest income.

     Average interest earning assets increased $453.5 million or 6.0 percent for the period ended March 31, 2002 over the same period in 2001. This was mainly the result of the increases in average balances of loans of $204.3 million or
4.0 percent and taxable investments of $211.7 million or 10.3 percent.

     Average interest bearing liabilities for the period ended March 31, 2002 increased $205.7 million or 3.5 percent from the same period in 2001. Average savings deposits increased $249.4 million or 10.9 percent and average long-term debt, consisting primarily of FHLB advances, increased $293.5 million, or 44.3 percent. Average time deposits decreased $106.9 million or 4.3 percent and average short-term borrowings decreased $230.2 million or 54.0 percent. During 2001, in conjunction with declining interest rates, Valley extended the maturities on its short-term borrowings by converting to longer term Federal Home Loan Bank advances. The extension of maturities is part of an effort to more closely match a portion of Valley's funding sources with its loan and investments portfolio and reduce future interest rate risk.*

     The following table reflects the components of net interest income for each of the three months ended March 31, 2002 and 2001.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                    Three Months Ended March 31, 2002                              Three Months Ended
                                                                                          March 31, 2001
                                      Average                  Average               Average                       Average
                                      Balance      Interest      Rate                Balance         Interest        Rate

Assets                                                                ($ in thousands)
Interest earning assets
Loans (1)(2)                          $5,320,959     $90,959      6.84%             $ 5,116,640       $104,463        8.17%
Taxable investments (3)                2,261,095       34,130     6.04                2,049,425         35,610       6.95
Tax-exempt
   investments(1)(3)                     221,839        3,854     6.95                  218,199          4,031       7.39
Federal funds sold and
  other short-term investments           149,920          637     1.70                  116,038          1,639       5.65
Total interest earning
  assets                               7,953,813     129,580      6.52                7,500,302        145,743      7.77
Allowance for loan
   losses                               (65,774)                                       (63,398)
Cash and due from banks                  185,464                                        187,222
Other assets                             302,688                                        197,662
Unrealized gain (loss)
  on securities available
  for sale                                31,169                                         7,446
Total assets                          $8,407,360                                     $7,829,234

Liabilities and
  Shareholders' Equity
Interest bearing
  liabilities
Savings deposits                      $2,546,034     $ 8,088      1.27%              $2,296,661        $13,805       2.40%
Time deposits                          2,393,362      18,566      3.10                2,500,286         33,849      5.42
Total interest
   bearing deposits                    4,939,396      26,654      2.16                4,796,947         47,654      3.97
Short-term borrowings                    195,713         827      1.69                  425,911          5,761      5.41
Long-term debt                           956,034      12,898      5.40                  662,556          9,762      5.89
Total interest bearing
  liabilities                          6,091,143      40,379      2.65                5,885,414         63,177      4.29
Demand deposits                        1,410,534                                      1,251,264
Other liabilities                         39,761                                         27,805
Capital securities                       200,000                                             --
Shareholders' equity                                                                    664,751
                                 665,922
Total liabilities and
  shareholders' equity                $8,407,360                                    $ 7,829,234
Net interest income
  (tax equivalent basis)                              89,201                                            82,566
Tax equivalent
   adjustment                                         (1,422)                                          (1,541)
Net interest income                                  $ 87,779                                          $81,025
Net interest rate
 differential                                                     3.87%                                            3.48%
Net interest margin (4)                                           4.49%                                            4.40%


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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                               Three Months Ended March 31,
                                                                                 2002 Compared with 2001
                                                                                 Increase (Decrease) (2)
                                                                         Interest          Volume          Rate
                                                                                          (in thousands)
Interest income:
  Loans (1)                                                                 $(13,503)         $ 4,038     $ (17,541)
  Taxable investments                                                         (1,481)           3,465        (4,946)
  Tax-exempt investments(1)                                                     (177)              66          (243)
  Federal funds sold and other short-term
     investments                                                                                 380         (1,382)
                                                                          (1,002)
                                                                             (16,163)           7,949       (24,112)
Interest expense:
  Savings deposits                                                            (5,717)           1,367        (7,084)
  Time deposits                                                              (15,283)         (1,391)       (13,892)
  Short-term borrowings                                                       (4,934)         (2,171)        (2,763)
  Long-term debt                                                              3,136             4,018          (882)
                                                                           (22,798)             1,823       (24,621)

Net interest income (tax equivalent basis)                                    $ 6,635         $ 6,126         $  509

(1) Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.


Non-interest Income

     The following table presents the components of non-interest income for the three months ended March 31, 2002 and 2001.

                               NON-INTEREST INCOME

                                                                         Three Months Ended March 31,
                                                                               2002             2001
                                                                                          (in thousands)
Trust and investment services                                                     $ 1,178          $ 1,211
Service charges on deposit accounts                                                 4,885            4,548
Gains on securities transactions, net                                                 355              163
Fees from loan servicing                                                            2,498            2,685
Credit card fee income                                                                672              997
Gains on sales of loans, net                                                        1,780            5,638
Bank owned life insurance                                                           1,416               --
Other                                                                               5,260            3,442
   Total non-interest income                                                     $ 18,044          $18,684


     Non-interest income continues to represent a considerable source of income for Valley. For the first quarter of 2002 non-interest income was $18.0 million compared to $18.7 million for the first quarter of 2001. The first quarter of 2002 includes a gain of $800 thousand from the settlement of a lawsuit included in other non-interest income, while the first quarter of 2001 includes a gain of $4.9 million from the sale of the ShopRite credit card portfolio.

     Service charges on deposit accounts increased $337 thousand or 7.4 percent from $4.5 million for the three months ended March 31, 2001 to $4.9 million for the same period in 2002, due to increases in service fees charged.

     Gains on the sales of loans were $1.8 million for the three months ended March 31, 2002 compared with $5.6 for the three months ended March 31, 2001, a decrease of $3.9 million. The decrease was the result of the January 2001 sale of the ShopRite credit card portfolio, which generated a $4.9 million gain. This was partially offset by increases in the gain recorded on both residential mortgages and SBA loans resulting from an increase in the volume of loans sold and changes in interest rates.

     During the quarter ended March 31, 2002, Valley invested an additional $50.0 million in Bank Owned Life Insurance ("BOLI") to help offset the rising cost of employee benefits. This was in addition to the $100.0 million invested during the third quarter of 2001. The investment portfolio was reduced by a like amount and the income of $1.4 million from the BOLI is included in non-interest income for the three months ended March 31, 2002.


Non-interest Expense

     The following table presents the components of non-interest expense for the and three months ended March 31, 2002 and 2001.

                              NON-INTEREST EXPENSE

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      2002               2001
                                                                                                   (in thousands)
Salary expense                                                                          $ 21,081            $ 19,448
Employee benefit expense                                                                   4,845               4,859
FDIC insurance premiums                                                                      276                 291
Occupancy and equipment expense                                                            6,877               7,838
Credit card expense                                                                          307                 626
Amortization of intangible assets                                                          2,189               1,818
Advertising                                                                                1,436                 795
Distribution on capital securities                                                         3,932                  --
Merger-related charges                                                                        --               9,017
Other                                                                                      8,362               7,264
   Total non-interest expense                                                            $49,305             $51,956



     Non-interest expense for the three months ended March 31, 2002 decreased by
5.1 percent to $49.3 million compared to $52.0 million for the three months ended March 31, 2001. The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the three months ended March 31, 2002 was 45.43 percent, one of the lowest in the industry, compared with an efficiency ratio of 44.64 percent for the same period in 2001. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.

     The largest components of non-interest expense are salaries and employee benefit expense, which totaled $25.9 million for the three months ended March 31, 2002 compared with $24.3 million for the same period in 2001. Salaries and employee benefit expenses increased $1.6 million or 6.7 percent, for the three months ended March 31, 2002. This increase was primarily due to business expansion including new branches and commercial leasing activities. At March 31, 2002, full-time equivalent staff was 2,101 compared with 2,063 at March 31, 2001.

     Occupancy and equipment expense decreased $961 thousand, or 12.3 percent to $6.9 million from $7.8 million for the three months ended March 31, 2002 and 2001, respectively. The decrease can be attributed to lower maintenance, repairs, utility costs and depreciation expense, partially offset by an increase in real estate tax expense.

     Credit card expense decreased $319 thousand or 51.0 percent to $307 thousand, for the three months ended March 31, 2002 compared with $626 thousand for the three months ended March 31, 2001. The decrease was the result of the sale of the credit card loans from the ShopRite credit card portfolio in January 2001.

     Amortization of intangible assets increased to $2.2 million for the three months ended March 31, 2002, an increase of $371 thousand or 20.4 percent compared to $1.8 million for the same period in 2001. The majority of the increase can be attributed to the reserve for impairment on residential mortgage servicing rights, recorded as a result of the high volume of prepayments on high interest rate mortgages. An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset impairment reserve. The increase was offset by the elimination of goodwill amortization effective January 1, 2002. Under the new accounting rules, annual amortization of goodwill ceased. Instead, Valley will periodically review the goodwill asset for impairment, and record an impairment reserve for any decline in value.

     Distributions on capital securities consist primarily of amounts required to be paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the three months ended March 31, 2002 was $3.9 million.

     During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.07 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition. Items included in these charges include the following: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charge, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. Of the total merger-related charge $6.1 million or 67.1 percent was paid through March 31, 2002. It is expected that the remaining liability will be paid based on existing contractual arrangements.*

     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expense which totaled approximately $4.4 million and $3.4 million for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes

     Income tax expense as a percentage  of pre-tax  income was 26.9 percent and
37.4 percent for the three months ended March 31, 2002 and 2001, respectively. The decrease in the effective rate was based upon a reduction in income tax expense as a result of the restructuring of an existing subsidiary into a REIT and non-taxable income from the $154 million investment in BOLI. The effective tax rate is expected to continue at this level or lower for the remainder of 2002.* Beginning in 2003, there is expected to be a significantly lesser amount of recurring annual benefits from the restructuring.*

Business Segments

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

     The following table represents the financial data for the three months ended March 31, 2002 and 2001.

                                                                 Three Months Ended March 31, 2002
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,662,319    $ 2,694,740       $ 2,596,754          $     --    $ 7,953,813

Income (loss) before income taxes               $  20,132      $  19,098         $  16,761        $  (3,178)      $  52,813

Return on average interest-earning
     assets (pre-tax)                               3.02%          2.83%             2.58%              --%            2.66%

                                                                 Three Months Ended March 31, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and Other
                                              Lending         Lending        Portfolio        Adjustments         Total

Average interest-earning assets               $ 2,728,858    $ 2,423,831       $ 2,347,613          $     --     $7,500,302

Income (loss) before income taxes               $  17,494      $  20,748         $  13,988        $  (6,577)       $ 45,653

Return on average interest-earning
     assets (pre-tax)                               2.56%          3.42%             2.38%               --%          2.43%



Consumer Lending

     The consumer lending segment had a return on average interest earning assets before taxes of 3.02 percent for the three months ended March 31, 2002 compared with 2.56 percent for the three months ended March 31, 2001. Average interest earning assets decreased $66.5 million, attributable primarily to the decreases in automobile lending and credit card portfolio. Average interest rates on consumer loans decreased by 74 basis points and the cost of funds decreased by 134 basis points. Income before income taxes increased $2.6 million to $20.1 million primarily as a result of the increased net interest margin.

Commercial Lending

     The return on average interest earning assets before taxes decreased 59 basis points to 2.83 percent for the three months ended March 31, 2002. Average interest earning assets increased $270.9 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 179 basis points as substantial amount of loans are adjusted based upon the movement of the prime rate, and the cost of funds decreased by 134 basis points. Income before income taxes decreased by $1.7 million as a result of increases in operating expenses and larger allocation of the internal expense transfer resulting from increased average volume.

Investment Portfolio

     The return on average  interest  earning  assets before taxes  increased to
2.58 percent for the three months ended March 31, 2002 compared with 2.38 percent for the three months ended March 31, 2001. The yield on interest earning assets decreased by 124 basis points to 5.76 percent as a result of larger prepayments and lower yields on new investments, and the cost of funds decreased 134 basis points. Average interest earning assets increased by $249.1 million and income before income taxes increased $2.8 million as a result of higher outstanding average earning assets and the decrease in the cost of funds in excess of the decrease in interest yield.

Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include non-recurring items such as; merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The loss before taxes for the corporate segment was $3.2 million for the three months ended March 31, 2002 consisting primarily of the $3.9 million distribution on capital securities, compared with a loss of $6.6 million for the three months ended March 31, 2001, consisting primarily of the pre-tax merger-related charges of $9.0 million.


ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

     Valley's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley's net interest income to the movement in interest rates. Valley does not currently use derivatives to manage market and interest rate risks. Valley's interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate Valley's sources, uses and pricing of funds as well as interest earning asset pricing and volume.

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. There was no material change in the results of the model at March 31, 2002 as compared to December 31, 2001.


Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investments securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.5 billion at both March 31, 2002 and December 31, 2001. This represents 30.5 percent and 31.7 percent of earning assets, and 28.8 percent 29.6 percent of total assets at March 31, 2002 and December 31, 2001, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.3 billion for three months ended March 31, 2002 and $5.1 billion for the year ended December 31, 2001, representing 66.2 percent and 66.8 percent, respectively of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2002 there were $249.6 million of proceeds from the sales of investment securities available for sale, and proceeds of $229.0 million were generated from investment maturities. Purchases of investment securities for the three months ended March 31, 2002 were $576.2 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion on average, for the periods ended March 31, 2002 and December 31, 2001.

     Cash requirements for Valley's parent company consist primarily of dividends to shareholders and payments of interest for trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds. and the proceeds from the issuance of $200 million trust preferred securities. At March 31, 2002 Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which none was drawn. This line is available for general corporate purposes and expires June 14, 2002. Borrowings under this facility are collateralized by equity securities of no less than 120 percent of the loan balance.

     As of March 31, 2002, Valley had $2.3 billion of securities available for sale recorded at their fair value, compared with $2.2 billion at December 31, 2001. As of March 31, 2002, the investment securities available for sale had an unrealized gain of $19.9 million, net of deferred taxes, compared to $20.8 million, net of deferred taxes, at December 31, 2001. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

     Total loans remained at $5.3 billion for the period ended March 31, 2002 as compared to December 31, 2001. The following table reflects the composition of the loan portfolio as of March 31, 2002 and December 31, 2001.

                                                             LOAN PORTFOLIO


                                                           March 31,            December 31,
                                                            2002                    2001
                                                                      (in thousands)

                           Commercial                  $ 1,070,531               $ 1,080,852
                             Total                       1,070,531                 1,080,852
         commercial loans

                           Construction                                              206,789
                                                           204,028
                           Residential                                             1,323,877
         mortgage                                        1,317,346
                           Commercial                                              1,365,344
         mortgage                                        1,391,889
                             Total                                                 2,896,010
         mortgage loans                                  2,913,263

                           Home equity                                               398,102
                                                           415,576
                           Credit card                                                12,740
                                                            11,431
                           Automobile                                                842,247
                                                           825,444
                           Other consumer                                            101,856
                                                           101,114
                             Total                                                 1,354,945
         consumer loans                                  1,353,565

                              Total loans                                         $5,331,807
                                                        $5,337,359

                           As  a   percent
         of total loans:
                           Commercial                         20.0                   %  20.3                   %
         loans
                           Mortgage loans                     54.6                      54.3
                           Consumer loans                                               25.4
                                                              25.4
                             Total                                                   % 100.0                   %
                                                             100.0


     Commercial mortgage loans increased by $26.5 million and home equity loans increased by $17.5 million over the year-end December 31, 2001 balances, offset by decreases in commercial, residential mortgage and automobile loans.

     Residential mortgage loans declined slightly as prepayments, due to lower interest rates, exceeded new loans. Additionally, newly originated residential mortgage loans with low long-term fixed rates are being sold into the secondary market which will also limit and may reduce the residential mortgage portfolio.*

     The decrease in automobile loans can be attributed to the termination of the State Farm Program, and decreased lending as manufacturers offered very competitive financing,. Valley has increased its automobile lending through other sources including originations through the American Automobile Association, increased dealer activity and other insurance companies.

     On March 15, 2002, Valley entered into an agreement to sell its subsidiary, a Canadian finance company, VNB Financial Services, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley's equity in the subsidiary plus a premium of approximately $2.7 million. The subsidiary primarily originates fixed rate auto loans in Canada through a marketing program with State Farm. On May 1, 2002, Valley completed the sale of this subsidiary with assets of $25.7 million, which included the loan portfolio of $24.1 million, and short-term debt of $18.3 million. Valley anticipates reporting a pretax profit of approximately $2.7 million in the second quarter of 2002 on this transaction.*

Non-performing Assets

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

     Non-performing assets totaled $15.1 million at March 31, 2002, compared with $18.8 million at December 31, 2001, a decrease of $3.7 million. Non-performing assets at March 31, 2002 and December 31, 2001, amounted to 0.28 percent and 0.35 percent of loans and OREO, respectively.

     Loans 90 days or more past due and not included in the non-performing category totaled $9.0 million at March 31, 2002, compared with $10.5 million at December 31, 2001. These loans are primarily residential mortgage loans, commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.9 million at March 31, 2002 and $3.8 million at December 31, 2001, respectively.

     Total loans past due in excess of 30 days were 1.05 percent of all loans at March 31, 2002 compared to 1.30 percent at December 31, 2001.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                  LOAN QUALITY


                                                           March 31,            December 31,
                                                           2002                     2001
                                                                      (in thousands)
  Loans past due in excess of
    90 days and still accruing                             $  8,992                $10,456
  Non-accrual loans                                        $ 15,089                $18,483
  Other real estate owned                                  --                          329
    Total non-performing assets                            $ 15,089                $18,812
  Troubled debt restructured loans                         $   879                  $  891
  Non-accrual loans as a % of loans                           0.28%                  0.35%
  Non-performing assets as a % of
    loans plus other real estate owned                        0.28%                  0.35%
  Allowance as a % of loans                                   1.20%                  1.20%


     At March 31, 2002 the allowance for loan losses amounted to $64.2 million, compared with $63.8 million at December 31, 2001. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $3.3 million and $1.5 million for the three months ended March 31, 2002 and 2001, respectively.

     The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as required for in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

     Historically Valley has made provisions based on net charge-off levels. In the current economic environment Valley has increased the provision to provide adequate levels in the allowance for loan losses. The provisions charged to operations for the three months ended March 31, 2002 were $3.7 million and $2.1 million for the same period in 2001.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At March 31, 2002, shareholders' equity totaled $655.1 million or 7.6 percent of total assets, compared with $678.4 million or 7.9 percent at year-end 2001.

     On April 10, 2002, Valley's Board of Directors declared a five for four stock split to shareholders of record on May 3, 2002, to be issued May 17, 2002. The Board also approved an increase of the annual dividend rate to $0.90 per share, compared to $0.85 per share, on an after split basis. The cash dividend will be payable quarterly beginning on July 1, 2002.

     On August 21, 2001 Valley's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of March 31, 2002 Valley had repurchased 4,350,930 shares of its common stock.

     Included in shareholders' equity as components of accumulated other comprehensive income at March 31, 2002 were $19.9 million unrealized gain on investment securities available for sale, net of tax, and a translation adjustment loss of $1.1 million related to the Canadian subsidiary of VNB, as compared with an unrealized gain of $20.7 million and a $1.1 million translation adjustment loss at December 31, 2001.

     Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders' equity and trust preferred securities, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     In November 2001, Valley sold $200.0 million of trust preferred securities, which qualify as Tier I capital, within regulatory limitations. Including these securities, at March 31, 2002, Valley's capital position under risk-based capital guidelines was $826.1 million, or 13.4 percent of risk-weighted assets, for Tier 1 capital and $890.3 million, or 14.5 percent for Total risk-based capital. The comparable ratios at December 31, 2001 were 14.1 percent for Tier 1 capital and 15.2 percent for Total risk-based capital. At March 31, 2002 and December 31, 2001, Valley was in compliance with the leverage requirement having leverage ratios of 9.8 percent and 10.3 percent, respectively. Valley's ratios at March 31, 2002 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $6.96 at March 31, 2002 compared with $7.10 per share at December 31, 2001.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 46.7 percent for the three months ended March 31, 2002, compared with 45.4 percent for the three months ended March 31, 2001. Cash dividends declared amounted to $0.21 per share, for the three months ended March 31, 2002, equivalent to a dividend payout ratio of 53.3 percent, compared with
54.6 percent for the same period in 2001. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

     Statement  of  Financial   Accounting  Standards  No.  142,  "Goodwill  and
Intangible Assets" (SFAS No. 142), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the financial statements and related disclosures.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  See page 15 for a discussion of interest rate sensitivity.

                                     PART II

Item 5.  Other Information

         a) The Board of Directors approved a five for four stock split on April 10, 2002. The new stock will be issued May 17, 2002 to shareholders of record as of May 3, 2002.


Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

(3)      Articles of Incorporation and By-laws

(A) Certificate of Incorporation of the Registrant restated to show all changes through May 3, 2002.

         b)       Reports on Form 8-K

                  (1) Filed March 18, 2002 to report the announcement that Valley had entered into an agreement to sell its subsidiary, a Canadian finance company, to State Farm Mutual Automobile Insurance Company.

(2)      Filed March 29, 2002 to report the correction of the  Performance
                           Graph on page 19, of Valley's 2002 Proxy Statement filed on March 6, 2002.

(3)      Filed  April 11,  2002 to report the  announcement  of the five for four stock split and increase in annual cash dividend declared by Valley's Board of Directors on April 10, 2002.

(4)      Filed April 23, 2002 to report the change in Valley's Certifying
         Accountants.

(5) Filed April 29, 2002 (8-K/A) to amend Valley's Form 8-K filed on April 23, 2002. To clarify the reason for which the former accountant is no longer engaged by Valley and to renumber the Exhibit, which contains the letter from our former accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL BANCORP
                                           (Registrant)



   Date:   May 13, 2002                    /s/ Alan D. Eskow
                                           ALAN D. ESKOW
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer)


   Date:   May 13, 2002                     /s/ Christine K. Mozer-Baldyga
                                            CHRISTINE K. MOZER-BALDYGA
                                            FIRST VICE PRESIDENT AND CONTROLLER
                                            (Principal Accounting Officer)

                                                                EXHIBIT (3) A


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


                                    ARTICLE V
                                  CAPITAL STOCK

     (A) The total authorized capital stock of the Corporation shall be 172,442,138 shares, consisting of 142,442,138 shares of Common Stock and 30,000,000 shares of Preferred Stock which may be issued in one or more classes or series. The shares of Common Stock shall constitute a single class and shall be without nominal or par value. The shares of Preferred Stock of each class or series shall be without nominal or par value, except that the amendment authorizing the initial issuance of any class or series, adopted by the Board of Directors as provided herein, may provide that shares of any class or series shall have a specified par value per share, in which event all of the shares of such class or series shall have the par value per share so specified.

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