Form 10-Q
period 2002-06-30
VALLEY NATIONAL BANCORP
filed 2002-08-14
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 92,669,807 shares were outstanding as of August 12, 2002.

                                TABLE OF CONTENTS

                                                                                                          Page Number

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)
                           Consolidated Statements of Financial Condition
                                    June 30, 2002 and December 31, 2001                                     3

                           Consolidated Statements of Income
                                    Six and Three Months Ended June 30, 2002 and 2001                       4

                           Consolidated Statements of Cash Flows
                                    Six Months Ended June 30, 2002 and 2001                                 5

                           Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                          10

Item 3.           Quantitative and Qualitative Disclosures
                                    About Market Risk                                                      27


PART II  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                      28

Item 6.           Exhibits and Reports on Form 8-K                                                         29


                  SIGNATURES                                                                               30



                                       PART I

Item 1.  Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)

                                                                                June 30,           December 31,
                                                                                  2002                 2001
Assets
Cash and due from banks                                                            $ 195,697         $311,850
Investment securities held to maturity, fair value of  $500,393
     and $476,872 in 2002 and 2001, respectively                                     511,237          503,061
Investment securities available for sale                                           2,258,258        2,171,695
Loans                                                                              5,461,605        5,275,582
Loans held for sale                                                                   28,258           56,225
     Total loans                                                                   5,489,863        5,331,807
     Less: Allowance for loan losses
                                                                                    (64,299)          (63,803)
     Net loans                                                                     5,425,564        5,268,004
Premises and equipment, net                                                          105,381           94,178
Accrued interest receivable                                                           45,110           42,184
Bank owned life insurance                                                            155,342          102,120
Other assets                                                                          86,128           90,673
       Total assets                                                              $ 8,782,717      $ 8,583,765

Liabilities
Deposits:
   Non-interest bearing                                                          $ 1,464,336       $1,446,021
   Interest bearing:
     Savings                                                                       2,697,104        2,448,335
     Time                                                                          2,429,997        2,412,618
          Total deposits                                                           6,591,437        6,306,974
Short-term borrowings                                                                282,583          304,262
Long-term debt                                                                       923,686          975,728
Accrued expenses and other liabilities                                               111,891          118,426
          Total liabilities                                                        7,909,597        7,705,390

Company - obligated  mandatorily  redeemable  preferred capital securities of a subsidiary  trust holding  solely junior  subordinated  debentures of the Company
                                                                                     200,000          200,000

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares;
   none issued                                                                            --               --
Common stock, no par value, authorized 142,442,138
   shares; issued 94,307,019 shares in 2002 and
   97,753,698 shares in 2001                                                          33,347           33,310
Surplus                                                                              318,851          406,608
Retained earnings                                                                    304,919          270,730
Unallocated common stock held by employee benefit plan                                 (519)            (602)
Accumulated other comprehensive income                                                38,206           19,638
                                                                                     694,804          729,684
Treasury stock, at cost (792,407 shares in 2002 and
   2,169,121 shares in 2001)                                                         (21,684)         (51,309)
     Total shareholders' equity                                                      673,120          678,375
          Total liabilities and shareholders' equity                             $ 8,782,717      $ 8,583,765

  See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  (in thousands, except for share data)

                                                                           Six Months Ended            Three Months Ended
                                                                                 June 30,                     June 30,
                                                                            2002          2001           2002           2001
  Interest Income
  Interest and fees on loans                                               $ 182,788     $ 204,423        $ 91,902     $ 100,090
  Interest and dividends on  investment securities:
       Taxable                                                                69,154        69,189          35,724        34,540
       Tax-exempt                                                              5,083         5,252           2,579         2,633
       Dividends                                                               1,525         2,383             825         1,421
  Interest on federal funds sold and other short-term investments                964         3,362             327         1,723
       Total interest income                                                 259,514       284,609         131,357       140,407
  Interest Expense
  Interest on deposits:
       Savings deposits                                                       16,720        26,493           8,632        12,688
       Time deposits                                                          36,585        64,007          18,019        30,159
  Interest on short-term borrowings                                            1,445         8,007             619         2,246
  Interest on long-term debt                                                  25,537        22,448          12,640        12,685
       Total interest expense                                                 80,287       120,955          39,910        57,778
  Net Interest Income                                                        179,227       163,654          91,447        82,629
  Provision for loan losses                                                    7,679         4,935           3,974         2,835
  Net Interest Income after Provision for Loan Losses                        171,548       158,719          87,473        79,794
  Non-Interest Income
  Trust and investment services                                                2,370         2,408           1,192         1,197
  Service charges on deposit accounts                                          9,712         9,250           4,827         4,702
  Gains on securities transactions, net                                        2,964           979           2,609           816
  Fees from loan servicing                                                     4,913         5,506           2,415         2,821
  Credit card fee income                                                       1,456         1,929             784           932
  Gain on sales of loans, net                                                  3,342         7,523           1,562         1,886
  Bank owned life insurance                                                    3,222            --           1,806            --
  Other                                                                       10,486         6,830           5,226         3,388
       Total non-interest income                                              38,465        34,425          20,421        15,742
  Non-Interest Expense
  Salary expense                                                              41,963        38,996          20,882        19,548
  Employee benefit expense                                                     9,547         9,544           4,701         4,686
  FDIC insurance premiums                                                        549           584             274           292
  Occupancy and equipment expense                                             13,995        15,381           7,118         7,544
  Credit card expense                                                            612           905             304           279
  Amortization of intangible assets                                            4,903         3,942           2,714         2,124
  Advertising                                                                  3,773         2,308           2,335         1,513
  Distributions on capital securities                                          7,865            --           3,932            --
  Merger-related charges                                                          --         9,017              --            --
  Other                                                                       16,660        14,976           8,301         7,712
       Total non-interest expense                                             99,867        95,653          50,561        43,698
  Income Before Income Taxes                                                 110,146        97,491          57,333        51,838
  Income tax expense                                                          31,650        34,369          17,437        17,279
  Net Income                                                                $ 78,496      $ 63,122        $ 39,896      $ 34,559
  Weighted Average Number of Shares Outstanding:
       Basic                                                              94,437,285    97,483,709      94,009,085    97,547,706
       Diluted                                                            95,027,174    98,016,774      94,613,873    98,070,091
  Earnings Per Share:
       Basic                                                                   $0.83         $0.65           $0.42         $0.35
       Diluted                                                                  0.83          0.64            0.42          0.35
  Cash Dividends Declared Per Common Share                                      0.44          0.41           0.225          0.21

  See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                               2002                2001
Cash flows from operating activities:
   Net income                                                                             $  78,496            $ 63,122
   Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization                                                           9,442               9,320
      Amortization of compensation costs pursuant to
          long-term stock incentive plan                                                      1,290               1,061
      Provision for loan losses                                                               7,679               4,935
      Net amortization of premiums and accretion of discounts                                 4,495               3,436
      Net gains on securities transactions                                                  (2,964)               (979)
      Proceeds from sales of loans                                                          141,932              92,119
      Gain on sales of loans                                                                (3,342)             (7,523)
      Origination of loans held for sale                                                  (110,623)            (99,793)
      Net increase in bank owned life insurance                                             (3,222)                  --
      Net (increase) decrease in accrued interest receivable
          and other assets                                                                     (11)              26,977
      Net decrease in accrued expenses and other liabilities                               (17,170)            (11,461)
      Net cash provided by operating activities                                             106,002              81,214
Cash flows from investing activities:
      Purchase of bank owned life insurance                                                (50,000)                  --
      Proceeds from sales of investment securities available for sale                       282,439             142,293
      Proceeds from maturities, redemptions and prepayments of investment
         securities available for sale                                                      535,227             283,136
      Purchases of investment securities available for sale                               (877,420)           (653,977)
      Purchases of investment securities held to maturity                                  (23,013)             (5,659)
      Proceeds from maturities, redemptions and prepayments of investment
         securities held to maturity                                                         14,501              26,645
      Net increase in federal funds sold and other
          short-term investments                                                                 --            (59,000)
      Net increase in loans made to customers                                             (195,189)               (577)
      Purchases of premises and equipment, net of sales                                    (15,628)             (4,893)
      Net cash used in investing activities                                               (329,083)           (272,032)
Cash flows from financing activities:
      Net increase in deposits                                                              284,463              59,351
      Net decrease in short-term borrowings                                                (21,679)           (233,503)
      Advances of long-term debt                                                                 --             410,000
      Repayments of long-term debt                                                         (52,042)            (52,040)
      Dividends paid to common shareholders                                                (41,239)            (34,938)
      Purchase of common shares to treasury                                                (65,805)                  --
      Common stock issued, net of cancellations                                               3,230               1,020
      Net cash provided by financing activities                                             106,928             149,890
      Net decrease in cash and cash equivalents                                           (116,153)            (40,928)
      Cash and cash equivalents at January 1                                                311,850             239,105
      Cash and cash equivalents at June 30                                                $ 195,697            $198,177
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest on deposits and borrowings                 $ 82,878            $119,279
       Cash paid during the period for federal and state income taxes                        28,898              19,988
       Transfer of securities from held to maturity to available for  sale (1)                   --             162,433
       Transfer of securities from available for sale to held to maturity (1)                    --              50,044
See accompanying notes to consolidated financial statements.

(1)    In connection with the Merchants acquisition in January 2001.

                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Consolidated Financial Statements

     The Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001, the Consolidated Statements of Income for the six and three month periods ended June 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley's December 31, 2001 report on Form 10-K. Certain prior period amounts have been restated to conform to 2002 financial presentations.

2.       Earnings Per Share

     Earnings per share ("EPS") amounts and weighted average shares outstanding reflect the 5 for 4 stock split declared April 10, 2002 to shareholders of record on May 3, 2002 and issued May 17, 2002.

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

     The following table shows the calculation of both Basic and Diluted earnings per share for the six and three months ended June 30, 2002 and 2001.

                                                      Six Months Ended                      Three Months Ended
                                                          June 30,                               June 30,

                                                   2002               2001               2002                2001

Net income (in thousands)                           $ 78,496           $ 63,122           $ 39,896            $ 34,559
Basic weighted-average number of
     shares outstanding                           94,437,285         97,483,709         94,009,085          97,547,706
Plus:   Common stock equivalents                     589,889            533,065            604,788             522,385
Diluted weighted-average number
     of shares outstanding                        95,027,174         98,016,774         94,613,873          98,070,091
Earnings per share:
     Basic                                             $0.83              $0.65              $0.42               $0.35
     Diluted                                            0.83               0.64               0.42                0.35


     Common stock equivalents for both the six and three months ended June 30, 2002 exclude approximately 2 thousand common stock options, because the exercise prices exceeded the average market value. For the six and three months ended June 30, 2001, approximately 378 thousand common stock options were excluded from common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the earnings per share calculation.

3.       Recent Developments

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Act increases federal regulation of corporate governance and accounting, creates new federal crimes in connection with corporate activity and expands criminal penalties for existing federal crimes.

     On July 25, 2002, Valley National Bank (VNB), the wholly-owned subsidiary of Valley, announced the signing of a purchase agreement to acquire Glen Rauch Securities, Inc., a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch Securities, Inc., will be a cash acquisition with subsequent earn-out payments. Under the terms of the agreement, it is anticipated that management and employees will remain with the firm to assure continuity.* Completion of the transaction is subject to regulatory approval, including approval by the Comptroller of the Currency and the National Association of Securities Dealers and is expected to take place during the third quarter of 2002. Upon completion of the transaction, Glen Rauch Securities will become part of Valley's Financial Services Division.*

     On July 17, 2002, Valley announced that it will expense the cost of all stock options the company grants beginning with options granted and earnings reported for the calendar year 2002. While the impact of expensing stock options will not be material to Valley's financial statements for 2002, the impact on Valley's net income is expected to increase over time as options vest and new options are granted.* Based on Valley's historical levels of earnings and stock options issuance, the effect of expensing options is expected to amount to approximately $0.02 per diluted share annually when it makes its full impact on earnings at the end of five years.* A recently announced review of accounting principles by the Financial Accounting Standards Board regarding stock options could affect the phase-in of this amount.

     During the quarter ended June 30, 2002, a two-year Federal investigation culminated in the arrest of an officer of the International Private Banking
Department of Merchants Bank and the seizure of 39 accounts that the officer managed. The officer was charged with money laundering in furtherance of narcotic trafficking activity, tax evasion, and unlicensed money transmitting. Valley became aware of the investigation by Federal Law Enforcement Officials during the course of its own due diligence investigation, prior to the acquisition of Merchants Bank. Valley representatives met with the office of the U.S. Attorney and continued the ongoing cooperation with the investigation into the International Private Banking Department. Throughout the course of the investigation, there was never any adverse impact upon Valley, its funds, its customers or its operations. Valley will continue its policy of full and complete cooperation with State and Federal Law Enforcement Authorities in the investigation of criminal conduct that in any way affects the integrity of Valley National Bank and its customers' accounts.

     On June 18, 2002, Valley announced that it had entered into a Purchase Agreement to acquire the assets of Masters Coverage Corp. ("Masters"), an independent insurance agency. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters will be a cash acquisition with subsequent earn-out payments. Under the terms of the agreement, Masters' operation will continue as a wholly-owned subsidiary of Valley National Bank and their entire management team and staff are expected to remain with the firm to assure continuity.* The transaction is subject to the satisfaction of certain conditions and is expected to close during the third quarter of this year.* Upon completion of the transaction, Masters will become part of Valley's Financial Services Division.*

     On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, a Canadian finance company, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley's equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

4.       Comprehensive Income

     Valley's comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities available for sale. The following table shows each component of comprehensive income for the six and three months ended June 30, 2002 and 2001.

                                                                       Six Months Ended        Six Months Ended
                                                                         June 30, 2002           June 30, 2001
                                                                                     (in thousands)

Net income                                                                        $ 78,496                 $ 63,122
Other comprehensive income, net of tax:
  Foreign currency:
      Translation adjustment                                          $   118                     $     (72)
       Reclassification adjustment for loss realized on sale
          of Canadian subsidiary                                           995                           --
       Net foreign currency                                                          1,113              (72)
  Unrealized gains on securities:
       Unrealized holding gains arising during period                  19,381                        14,496
       Reclassification adjustment for gains realized in
          net income                                                   (1,926)                         (671)
       Net unrealized gains                                                         17,455                   13,825
  Other comprehensive income                                                        18,568                   13,753
  Comprehensive income                                                            $ 97,064                 $ 76,875


                                                                       Three Months Ended     Three Months Ended
                                                                         June 30, 2002           June 30, 2001
                                                                                    (in thousands)

Net income                                                                         $ 39,896               $ 34,559
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                                            $     126                  $    273
       Reclassification adjustment for loss realized on sale
          of Canadian subsidiary                                               995                       --
       Net foreign currency                                                           1,121             273
  Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during period            20,252                       (710)
       Reclassification adjustment for gains realized in
          net income                                                       (1,926)                     (567)
       Net unrealized gains (losses)                                                 18,326                 (1,277)
  Other comprehensive income (loss)                                                  19,447                 (1,004)
  Comprehensive income                                                             $ 59,343                $ 33,555


     5. Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets"

     Valley adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), effective January 1, 2002. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of June 30, 2002, management identified and evaluated the segments to which goodwill applies and an impairment allowance was not required to be recorded. Management will continue to evaluate the need for an impairment allowance on a quarterly basis.


6.       Business Segments

     The information under the caption "Business Segments" in Management's Discussion and Analysis is incorporated herein by reference.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect", "anticipate", "view", "opportunity", "allow", "continues", "reflects", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ from those contained in such forward-looking statements include, among others, the following: unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, levels of loan quality and origination volume, relationships with major customers including sources of loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary(2)

     Net income for the six months ended June 30, 2002 was $78.5 million or $0.83 per diluted share compared with $63.1 million or $0.64 per diluted share for the same period in 2001, an increase of 24.4 percent in net income and 29.7 percent in net income per diluted share. For the six months ended June 30, 2002, the annualized return on average shareholders' equity increased to 23.67 percent from 18.64 percent for the same period in 2001 and the annualized return on average assets increased to 1.85 percent for the six months ended June 30, 2002 from 1.59 percent, for the same period in 2001.

     For the three months ended June 30, 2002, net income was $39.9 million or $0.42 per diluted share compared with $34.6 million or $0.35 per diluted share for the same period in 2001, an increase of 15.4 percent in net income and a
20.0 percent increase in net income per diluted share. For the three months ended June 30, 2002, the annualized return on average shareholders' equity increased to 24.16 percent from 20.04 percent and the annualized return on average assets increased to 1.87 percent for the three months ended
June 30, 2002 from 1.72 percent for the same period in 2001.

     Valley also presents core earnings data that exclude items that relate to one time non-recurring events.(3) Core earnings for the six months ended June 30, 2002 were $73.3 million or $0.77 per diluted share compared with $67.2 million or $0.69 per diluted share for the same period in 2001, an increase of
9.0 percent in core earnings and an 11.6 percent increase in core earnings per diluted share. Core earnings for the three month period ended June 30, 2002 were $37.8 million or $0.40 per diluted share compared with $34.6 million, or $0.35 per diluted share for the same period in 2001, an increase of 9.5 percent in core earnings and a 14.3 percent increase in core earnings per diluted share.





(2) Earnings per share data reflects the 5 for 4 stock split issued on May 17, 2002.
(3) Core earnings include gains from sales of investment securities and gains from sales of loans which are considered recurring and part of normal operations.

     The following table summarizes the significant non-recurring items, net of tax, excluded in core earnings:

                                                       Six Months Ended June 30,     Three Months Ended June 30,
                                                       2002              2001              2002             2001
                                                                            (in thousands)
Net income                                               $ 78,496          $ 63,122          $ 39,896        $ 34,559
 Non-recurring items, net of tax:
  Net one-time non-recurring items                             14                --             (316)              --
  Merger (Merchants New York Bancorp)
      related charge                                           --             7,000               --               --
  Gain  on sale of credit card portfolio                       --            (2,940)              --               --
   Income tax expense reduction **                         (5,250)               --           (1,750)              --
  Core Earnings                                          $ 73,260          $ 67,182         $ 37,830         $ 34,559

     ** Due to the restructuring of an existing subsidiary into a Real Estate Investment Trust (REIT).

Net Interest Income

     Net interest income continues to be the largest source of Valley's operating income. For the six month period ended June 30, 2002, net interest income on a tax equivalent basis increased to $182.1 million or 9.2 percent, compared with $166.7 million for the six months ended June 30, 2001. The increase in net interest income is mainly attributed to higher average balances of total interest earning assets, primarily loans and taxable investments in addition to overall lower average interest rates for the period. Net interest margin on a tax equivalent basis increased to 4.55 percent for the six months ended June 30, 2002 compared with 4.39 percent for the six month period ended June 30, 2001. This increase is mainly attributed to Valley's interest bearing liabilities repricing at a faster pace than interest bearing assets in a declining interest rate environment. During 2001, the Federal Reserve decreased short-term interest rates 475 basis points due to general weakness in the economy. The Federal Reserve has not changed interest rates in 2002. There can be no assurances of how and when interest rates will move in the future and the related effect these changes may have on net interest income.*

     Average total interest earning assets increased $398.0 million or 5.2 percent for the six months ended June 30, 2002 over the same period in 2001. This was mainly the result of increases in average loan balances of $235.6 million or 4.6 percent and investment securities of $188.8 million or 8.1 percent, partly offset by a decrease in average federal funds sold and other short-term investments of $26.4 million or 19.1 percent.

     Average interest bearing liabilities increased $188.9 million or 3.2 percent for the six months ended June 30, 2002 over the same period in 2001. Average savings deposits increased $255.1 million or 10.8 percent and average time deposits decreased $80.8 million or 3.2 percent. Average short-term borrowings decreased $126.4 million or 40.6 percent and long-term debt, which includes primarily FHLB advances, increased $141.0 million, or 17.6 percent. Average demand deposits increased $163.3 million or 13.0 percent. During 2001, in conjunction with declining interest rates, Valley began to extend maturities of its short-term borrowings by converting to longer term Federal Home Loan Bank advances. The extension of maturities is part of an effort to more closely match a portion of Valley's funding sources with its mortgage portfolio and reduce future interest rate risk.*

     The average interest rate on total interest earning assets was 6.56 percent for the six months ended June 30, 2002 compared with 7.57 percent for the six months ended June 30, 2001. The average interest rate for loans decreased 117 basis points to 6.83 percent; the average interest rate for taxable investment securities decreased 61 basis points to 6.14 percent; and the average interest rate for federal funds sold and other short-term investments decreased 314 basis points to 1.73 percent. The average interest rate on total interest bearing liabilities was 2.61 percent for the six months ended June 30, 2002 compared with 4.06 percent for the six months ended June 30, 2001. Average interest rates on interest-bearing deposits decreased 162 basis points to 2.12 percent, the average interest rate for short-term borrowings decreased 359 basis points to 1.56 percent and the average interest rate for long-term debt decreased 19 basis points to 5.43 percent.

     For the three month period ended June 30, 2002, net interest income on a tax equivalent basis increased to $92.9 million or 10.4 percent, compared with $84.2 million for the three months ended June 30, 2001. This can be attributed to an increase of $343.1 million in average interest earning assets, primarily loans and investments, partly offset with a decrease of 77 basis points in the average interest rate earned. These changes were further offset by an increase of $172.2 million in average interest bearing liabilities and a decrease of 126 basis points in the average interest rate paid. The net interest margin on a tax equivalent basis increased to 4.62 percent for the three months ended June 30, 2002 compared with 4.37 percent for the same period in 2001.

     The following table reflects the components of net interest income for each of the six months ended June 30, 2002 and 2001.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                  Six Months Ended June 30, 2002                         Six Months Ended June 30,
                                                                                           2001
                                Average                    Average            Average                       Average
                                Balance       Interest      Rate              Balance        Interest        Rate
                                                                  (in thousands)
Assets
Interest earning assets
Loans (1)(2)                    $5,355,424      $182,933         6.83%        $ 5,119,820      $ 204,671        8.00%
Taxable investments (3)          2,303,560        70,679        6.14            2,119,939         71,572        6.75
Tax-exempt
   investments(1)(3)               226,426         7,821        6.91              221,222          8,081        7.31
Federal funds sold and
   other short-term
   investments                     111,555           964        1.73                               3,362        4.87
                                                                                  137,970
Total interest earning
   assets                        7,996,965      $262,397        6.56            7,598,951      $ 287,686        7.57
Allowance for loan
    losses                        (65,849)                                       (63,259)
Cash and due from
   banks                           181,803                                        184,688
Other assets                       324,263                                        203,672
Unrealized gain
  on securities available
  for sale                          38,245                                         13,210
Total assets                    $8,475,427                                     $7,937,262

Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings deposits                $2,610,759       $16,720         1.28%         $2,355,687        $26,493         2.25%
Time deposits                    2,408,553        36,585        3.04            2,489,329         64,007        5.14
Total interest
   bearing deposits              5,019,312        53,305        2.12            4,845,016         90,500        3.74
Short-term borrowings              184,717         1,445        1.56              311,138          8,007        5.15
Long-term debt                     940,121        25,537        5.43              799,100         22,448        5.62
Total interest bearing
  liabilities                    6,144,150        80,287        2.61            5,955,254        120,955        4.06
Demand deposits                  1,421,508                                      1,258,189
Other liabilities                   46,550                                         46,442
Capital securities                 200,000                                             --
Shareholders' equity               663,219                                        677,377
Total liabilities and
  shareholders' equity          $8,475,427                                    $ 7,937,262
Net interest income
  (tax equivalent basis)                         182,110                                         166,731
Tax equivalent
  adjustment                                     (2,883)                                         (3,077)
Net interest income                            $ 179,227                                        $163,654
Net interest rate
 Differential                                                    3.95%                                           3.51%
Net interest margin (4)                                          4.55%                                           4.39%


(1) Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

     The following table reflects the components of net interest income for each of the three months ended June 30, 2002 and 2001.

      ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                Three Months Ended June 30, 2002                     Three Months Ended June 30, 2001
                                Average                   Average             Average                      Average
                                Balance      Interest      Rate               Balance        Interest        Rate
                                                                  (in thousands)
Assets
Interest earning assets
Loans (1)(2)                    $5,389,510    $ 91,974          6.83%         $ 5,122,966       $100,208         7.82%
Taxable investments (3)          2,345,559      36,549         6.23             2,189,678         35,961        6.57
Tax-exempt
   investments(1)(3)               230,963       3,967         6.87               224,212          4,051        7.23
Federal funds sold and
  other short-term
  investments                                                  1.78               159,661          1,723        4.32
                                    73,611         327
Total interest earning
  assets                         8,039,643    $132,817         6.61             7,696,517      $ 141,943        7.38
Allowance for loan
   losses                         (65,923)                                       (63,122)
Cash and due from
  banks                            178,182                                        182,181
Other assets                       345,601                                        209,617
Unrealized gain on
  securities available
  for sale                          45,244                                         18,911
Total assets                    $8,542,747                                     $8,044,104

Liabilities and
  Shareholders' Equity
Interest bearing liabilities
Savings deposits                $2,674,772     $ 8,632          1.29%          $2,414,064        $12,688         2.10%
Time deposits                    2,423,577      18,019         2.97             2,478,493         30,159        4.87
Total interest
   bearing deposits              5,098,349      26,651         2.09             4,892,557         42,847        3.50
Short-term borrowings              173,841         619         1.42               197,627          2,246        4.55
Long-term debt                     924,383      12,640         5.47               934,143         12,685        5.43
Total interest bearing
  liabilities                    6,196,573      39,910         2.58             6,024,327         57,778        3.84
Demand deposits                  1,432,362                                      1,265,039
Other liabilities                   53,266                                         64,873
Capital securities                 200,000                                             --
Shareholders' equity               660,546                                        689,865
Total liabilities and
  shareholders' equity          $8,542,747                                    $ 8,044,104
Net interest income
  (tax equivalent basis)                        92,907                                            84,165
Tax equivalent
   adjustment                                  (1,460)                                           (1,536)
Net interest income                           $ 91,447                                          $ 82,629
Net interest rate
 differential                                                   4.03%                                            3.54%
Net interest margin (4)                                         4.62%                                            4.37%

(1) Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)   Loans are stated net of unearned income and include non-accrual loans.
(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4) Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                            Six Months Ended June 30,                 Three Months Ended June 30,
                                             2002 Compared with 2001                    2002 Compared with 2001
                                             Increase (Decrease) (2)                    Increase (Decrease) (2)
                                      Interest        Volume         Rate         Interest       Volume         Rate
                                                                       (in thousands)
Interest income:
  Loans (1)                            $ (21,738)        $9,089     $ (30,827)     $ (8,234)       $ 5,021    $ (13,255)
  Taxable investments                       (893)         5,924        (6,817)           588         2,484       (1,896)
  Tax-exempt investments(1)                 (260)           187          (447)          (84)           120         (204)
  Federal funds sold and
     other short-term
     investments                          (2,398)         (549)        (1,849)       (1,396)         (667)         (729)
                                         (25,289)        14,651       (39,940)       (9,126)         6,958      (16,084)

Interest expense:
  Savings deposits                        (9,773)         2,620       (12,393)       (4,056)         1,255       (5,311)
  Time deposits                          (27,422)       (2,015)       (25,407)      (12,140)         (654)      (11,486)
  Short-term borrowings                   (6,562)       (2,419)        (4,143)       (1,627)         (243)       (1,384)
  Long-term debt                            3,089         3,851          (762)          (45)         (133)            88
                                         (40,668)         2,037       (42,705)      (17,868)           225      (18,093)
Net interest income
(tax equivalent basis)                   $15,379       $12,614        $ 2,765       $ 8,742       $ 6,733       $ 2,009


(1) Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Non-Interest Income

     The following table presents the components of non-interest income for the six and three months ended June 30, 2002 and 2001.

                                                         NON-INTEREST INCOME
                                                  Six Months Ended June 30,          Three Months Ended June 30,
                                                    2002              2001             2002              2001
                                                                         (in thousands)
Trust and investment services                        $   2,370          $  2,408         $  1,192         $   1,197
Service charges on deposit accounts                      9,712             9,250            4,827             4,702
Gains on securities transactions, net                    2,964               979            2,609               816
Fees from loan servicing                                 4,913             5,506            2,415             2,821
Credit card fee income                                   1,456             1,929              784               932
Gains on sales of loans, net                             3,342             7,523            1,562             1,886
Bank owned life insurance                                3,222                --            1,806                --
Other                                                   10,486             6,830            5,226             3,388
   Total non-interest income                         $  38,465          $ 34,425        $  20,421          $ 15,742


     Non-interest income continues to represent a considerable source of income for Valley, representing 12.9 percent of gross income for the six months ended June 30, 2002. Excluding gains on securities transactions, net, total non-interest income increased to $35.5 million for the six months ended June 30, 2002, a 6.1 percent increase compared with the $33.4 million recorded for the six months ended June 30, 2001. For the quarter ended June 30, 2002, total non-interest income excluding gains on securities transactions, net, was $17.8 million or 19.3 percent higher than the $14.9 million recorded for the quarter ended June 30, 2001.

     For the six and three month periods ended June 30, 2002, service charges on deposit accounts increased $462 thousand or 5.0 percent and $125 thousand or 2.7 percent respectively, compared with the same periods in 2001, due to increases in service fees charged.

     Gains on securities transactions, net, increased $2.0 million or 202.8 percent to $3.0 million for the six months ended June 30, 2002 compared with $1.0 million for the same period in 2001 and increased $1.8 million for the quarter ended June 30, 2002 compared with the same period in 2001. The majority of the gains were on appreciated equity securities sold in the quarter ended June 30, 2002.

     Fees from loan servicing decreased $593 thousand or 10.8 percent and $406 thousand or 14.4 percent for the six and three month periods ended June 30, 2002, as compared with the same periods in 2001. This decrease was mainly attributed to a reduction in fee income on serviced mortgages due to heavy refinancing activity as borrowers took advantage of lower interest rates.

     Gains on the sales of loans,net for the six months ended June 30, 2002 were $3.3 million, a decrease of $4.2 million or 55.6 percent compared with gains of $7.5 million for the six months ended June 30, 2001. This decrease is primarily attributed to the sale of the Shop Rite credit card portfolio resulting in a $4.9 million gain recorded in January 2001.

     For the quarter ended March 31, 2002, Valley invested an additional $50.0 million in Bank Owned Life Insurance ("BOLI") to help offset the rising cost of employee benefits. This was in addition to the $100.0 million invested during the third quarter of 2001. The investment portfolio was reduced by a like amount during the respective periods to fund these insurance purchases. For the six and three months ended June 30, 2002, income from BOLI of $3.2 million and $1.8 million, respectively, is included in non-interest income.

     Other non-interest income increased $3.7 million or 53.5 percent to $10.5 million for the six months ended June 30, 2002 compared with $6.8 million for the six months ended June 30, 2001. For the quarter ended June 30, 2002, other non-interest income increased $1.8 million or 54.3 percent compared with the same period in 2001. These increases include an $800 thousand settlement of a lawsuit and a $1.6 million gain from the sale of a subsidiary to State Farm.

Non-Interest Expense

     The following table presents the components of non-interest expense for the six and three months ended June 30, 2002 and 2001.

                                                      NON-INTEREST EXPENSE
                                                          Six Months Ended                 Three Months Ended
                                                              June 30,                          June 30,
                                                       2002             2001             2002             2001
                                                                            (in thousands)
Salary expense                                         $  41,963        $   38,996        $  20,882        $  19,548
Employee benefit expense                                   9,547             9,544            4,701            4,686
FDIC insurance premiums                                      549               584              274              292
Occupancy and equipment expense                           13,995            15,381            7,118            7,544
Credit card expense                                          612               905              304              279
Amortization of intangible assets                          4,903             3,942            2,714            2,124
Advertising                                                3,773             2,308            2,335            1,513
Distributions on capital securities                        7,865                --            3,932               --
Merger-related charges                                        --             9,017               --               --
Other                                                     16,660            14,976            8,301            7,712
   Total non-interest expense                          $  99,867         $  95,653        $  50,561        $  43,698



     Non-interest expense totaled $99.9 million and $50.6 million, respectively, for the six and three months ended June 30, 2002. This represents increases of
15.3 percent and 15.7 percent over the respective 2001 levels (exluding merger-related charges).

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the six months ended June 30, 2002 was 45.6 percent, one of the lowest in the industry, compared with an efficiency ratio of 44.4 percent for the same period in 2001. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

     The largest components of non-interest expense are salaries and employee benefit expense which totaled $51.5 million for the six months ended June 30, 2002 compared with $48.5 million for the same period in 2001, and $25.6 million for the quarter ended June 30, 2002 compared with $24.2 million for the quarter ended June 30, 2001. Valley's full-time equivalent staff remained at 2,126 as of June 30, 2002 and 2001.

     Salary  expense  increased  $3.0 million or 7.6 percent and $1.3 million or
6.8 percent for the six and three month periods ended June 30, 2002 compared with the same periods in the prior year. These increases are primarily due to business expansion, including adding new branches, partially mitigated by a decrease in back office staff.

     Occupancy and equipment expense decreased $1.4 million or 9.0 percent to $14.0 million for the six months ended June 30, 2002 and decreased $426 thousand or 5.6 percent to $7.1 million for the three months ended June 30, 2002 compared with the same periods in 2001. These decreases can be attributed to the overall lower cost of repairs, utilities and depreciation expense.

     Amortization of intangible assets increased $961 thousand or 24.4 percent to $4.9 million for the six months ended June 30, 2002 and increased $590 thousand or 27.8 percent to $2.7 million for the three months ended June 30, 2002 compared with the same periods in 2001. These increases are primarily attributed to higher reserves for the impairment of mortgage servicing rights as a result of increased prepayments on higher interest rate mortgages, partly offset by the elimination of goodwill amortization.

     An impairment analysis is completed quarterly to determine the adequacy of the mortgage servicing asset impairment reserve. Subsequent to June 30, 2002, mortgage interest rates continued to decline resulting in an increase in residential mortgage refinancing activities. Consequently, management anticipates recording additional impairment reserves during the third quarter of 2002.*

     Under new accounting rules effective January 1, 2002, amortization of goodwill ceased. As of June 30, 2002, management identified and evaluated the segments to which goodwill applies and an impairment allowance was not required to be recorded. Management will continue to evaluate the need for an impairment allowance on a quarterly basis.

     Distributions on capital securities consist primarily of amounts required to be paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the six months and three months ended June 30, 2002 was $7.9 million and $3.9 million, respectively.

     During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.07 per diluted share. These charges include only identified direct and incremental costs associated with this acquisition such as: personnel expenses which include severance payments for terminated directors at Merchants; professional fees which include investment banking, accounting and legal fees; and other expenses which include the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively.

     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expenses totaling approximately $8.8 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively. These expenses totaled $4.5 million and $3.9 million for the three months ended June 30, 2002 and 2001, respectively.

Income Taxes

     Income tax expense as a percentage  of pre-tax  income was 28.7 percent and
30.4 percent for the six and three months ended June 30, 2002, respectively, compared with 35.3 percent and 33.3 percent for the same periods in 2001, respectively. The decrease in the effective tax rate was primarily due to a reduction in income tax expense as a result of the restructuring of an existing subsidiary into a REIT. The effective tax rate for both the six and three months ended June 30, 2002 were positively impacted by non-taxable income from the $155 million investment in BOLI. This decrease was partially offset by additional tax expense being recorded due to the changes in New Jersey's Corporate Business Tax, effective retroactively to January 1, 2002. The effect of these State tax law changes is approximately $1.5 million of additional tax expense per year, or a net income reduction of approximately $0.01 per diluted share. The effective tax rate is expected to continue at approximately 30 percent for the remainder of 2002.* Beginning in 2003, recurring annual benefits from the REIT restructuring are expected to be significantly lower.*

Business Segments

     VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pretax net income and return on assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared with any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     The following table represents the financial data for the six months ended June 30, 2002 and 2001.

                                                                  Six Months Ended June 30, 2002
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and other
                                              Lending         Lending        Management       adjustments         Total

Average interest earning assets               $ 2,680,149    $ 2,713,525       $ 2,603,291          $     --    $ 7,996,965

Income (loss) before income taxes               $  40,601      $  36,558         $  36,899        $  (3,912)      $ 110,146

Return on average interest earning
     assets (pre-tax)                               3.03%          2.69%             2.83%              --%            2.75%

                                                                  Six Months Ended June 30, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and other
                                              Lending         Lending        Management       adjustments         Total

Average interest earning assets               $ 2,683,360    $ 2,468,659       $ 2,446,932          $     --    $ 7,598,951

Income (loss) before income taxes               $  36,823      $  40,137         $  28,696        $  (8,165)      $  97,491

Return on average interest earning
     assets (pre-tax)                               2.74%          3.25%             2.35%               --%          2.57%



Consumer Lending

     The return on average interest earning assets before taxes increased 29 basis points to 3.03 percent for the six months ended June 30, 2002 compared with 2.74 percent for the six months ended June 30, 2001. Average interest earning assets remained unchanged at $2.7 billion. Average interest rates on consumer loans decreased 75 basis points and the cost of funds decreased 117 basis points. Income before income taxes increased $3.8 million to $40.6 million from $36.8 million, primarily as a result of the increase in net interest margin, offset by an increase in operating expenses.


Commercial Lending

     The return on average interest earning assets before taxes decreased 56 basis points to 2.69 percent for the six months ended June 30, 2002 compared with 3.25 percent for the six months ended June 30, 2001. Average interest earning assets increased $244.9 million as a result of an increased volume of loans. Decreases in the prime lending rate resulted in a 158 basis point reduction in commercial loan rates, primarily due to a portion of loans tied to the prime rate index. The cost of funds also decreased by 117 basis points.
Income before income taxes decreased $3.6 million mainly as a result of a decreased margin, a higher provision for loan losses and a larger allocation of the internal expense transfer due to increased average volume.


Investment Management

     The return on average  interest  earning  assets before taxes  increased to
2.83 percent for the six months ended June 30, 2002 compared with 2.35 percent for the six months ended June 30, 2001. The yield on interest earning assets decreased 71 basis points to 6.01 percent as a result of larger prepayments and lower yields on new investments and the cost of funds decreased 117 basis points to 2.01 percent. Average interest earning assets increased $156.4 million to $2.6 billion. Income before income taxes increased $8.2 million as a result of higher outstanding average earning assets and the decrease in the cost of funds in excess of the decrease in interest yield.


Corporate and Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include non-recurring items such as: merger-related charges, non-recurring gains on sales of loans and service charges on deposit accounts. The loss before taxes for the corporate segment was $3.9 million for the six months ended June 30, 2002, compared with a loss before taxes of $8.2 million for the six months ended June 30, 2001. The decrease in the loss before taxes is primarily due to the pre-tax merger related charges of $9.0 million incurred in the six months ended June 30, 2001 partly offset by $7.9 million distributions on capital securities.

     The following table represents the financial data for the three months ended June 30, 2002 and 2001.

                                                                 Three Months Ended June 30, 2002
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and other
                                              Lending         Lending        Management       adjustments         Total

Average interest earning assets               $ 2,697,783    $ 2,732,105       $ 2,609,755          $     --    $ 8,039,643

Income (loss) before income taxes               $  20,469      $  17,460         $  20,138           $ (734)      $  57,333

Return on average interest-earning
     assets (pre-tax)                               3.03%          2.56%             3.09%              --%            2.85%

                                                                 Three Months Ended June 30, 2001
                                                                          (in thousands)
                                                                                               Corporate
                                              Consumer      Commercial       Investment        and other
                                              Lending         Lending        Management       adjustments         Total

Average interest earning assets               $ 2,637,862    $ 2,513,487       $ 2,545,168          $     --     $7,696,517

Income (loss) before income taxes               $  19,253      $  19,398         $  14,775        $  (1,588)       $ 51,838

Return on average interest earning
     assets (pre-tax)                               2.92%          3.09%             2.32%               --%          2.69%


Consumer Lending

     The consumer lending segment had a return on average interest earning assets before taxes of 3.03 percent for the three months ended June 30, 2002 compared with 2.92 percent for the three months ended June 30, 2001. Average interest earning assets increased $59.9 million, primarily from higher volume of home equity and automobile loans. Average interest rates on consumer loans decreased 74 basis points, while the cost of funds decreased 101 basis points. Income before income taxes increased $1.2 million to $20.5 million primarily as a result of the increase in net interest margin and increased volume.

Commercial Lending

     The return on average interest earning assets before taxes decreased 53 basis points to 2.56 percent for the three months ended June 30, 2002, compared with 3.09 percent for the three months ended June 30, 2001. Average interest earning assets increased $218.6 million as a result of increased volume of loans. Interest rates on commercial loans decreased by 138 basis points and the cost of funds decreased by 101 basis points. Income before income taxes decreased by $1.9 million, mainly as a result of the decreased margin, higher provision for loan losses, from increases in operating expenses and a larger allocation of the internal expense transfer resulting from increased average volume.

Investment Management

     The return on average interest earning assets before taxes increased 77 basis points to 3.09 percent for the three months ended June 30, 2002 compared with 2.32 percent for the three months ended June 30, 2001. The yield on interest earning assets decreased by 19 basis points to 6.27 percent, and the cost of funds decreased 101 basis points. Average interest earning assets increased by $64.6 million and income before income taxes increased $5.4 million primarily as a result of a lower cost of funds and increased average balance of investments.

Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include non-recurring items such as: merger-related charges, gain on sales of loans and service charges on deposit accounts. The loss before taxes for the corporate segment was $734 thousand for the three months ended June 30, 2002, compared with a loss of $1.6 million for the three months ended June 30, 2001.


ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

     Valley's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley's net interest income to the movement in interest rates. Valley does not currently use derivatives to manage market and interest rate risks. Valley's interest rate risk management is the responsibility of the Asset/Liability Management
Committee ("ALCO"). ALCO establishes policies that monitor and coordinate Valley's sources, uses and pricing of funds as well as interest earning asset pricing and volume.

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. There was no material change in the results of the model at June 30, 2002, compared with December 31, 2001.

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets totaled $2.5 billion at June 30, 2002 and December 31, 2001. This represents 30.1 percent and 31.7 percent of earning assets and 28.3 percent and 29.6 percent of total assets at June 30, 2002 and December 31, 2001, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is Valley's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.3 billion for the six months ended June 30, 2002 and $5.1 billion for the year ended December 31, 2001, representing 66.5 percent and 66.8 percent, respectively, of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home

Loan Bank ("FHLB") advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2002 there were $282.4 million of proceeds from the sales of investment securities available for sale and proceeds of $549.7 million were generated from investment maturities, redemptions and prepayments of principal. Purchases of investment securities for the six months ended June 30, 2002 were $900.4 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the six months ended June 30, 2002 and the year ended December 31, 2001.

     Valley's recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock.* The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million trust preferred securities. At June 30, 2002, Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which none was drawn. This line is available for general corporate purposes and expires June 13, 2003. Borrowings under this facility, if any, are collateralized by equity securities of no less than 120 percent of the loan balance.

     As of June 30, 2002, Valley had $2.3 billion of securities available for sale recorded at their fair value, compared with $2.2 billion at December 31, 2001. As of June 30, 2002, the investment securities available for sale had an unrealized gain of $38.2 million, net of deferred taxes, compared with $20.8 million, net of deferred taxes, at December 31, 2001. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

     As of June 30, 2002, total loans were $5.5 billion, compared with $5.3 billion at December 31, 2001. The following table reflects the composition of the loan portfolio as of June 30, 2002 and December 31, 2001.

                                                             LOAN PORTFOLIO


                                                 June 30,                  December 31,
                                                  2002                        2001
                                                            (in thousands)

       Commercial                             $ 1,090,045                $ 1,080,852
         Total commercial loans                 1,090,045                  1,080,852

       Construction                               201,341                    206,789
       Residential mortgage                     1,310,485                  1,323,877
       Commercial mortgage                      1,441,810                  1,365,344
         Total mortgage loans                   2,953,636                  2,896,010

       Home equity                                428,805                    398,102
       Credit card                                 11,220                     12,740
       Automobile                                 903,404                    842,247
       Other consumer                             102,753                    101,856
       Total consumer loans                     1,446,182                  1,354,945

         Total loans                           $5,489,863                 $5,331,807

       As a  percent
       of total loans:
       Commercial loans                             19.9%                       20.3%
       Mortgage loans                               53.8                        54.3
       Consumer loans                               26.3                        25.4
         Total                                     100.0                       100.0%

     The largest increases in the loan portfolio were in commercial mortgage loans, home equity loans and automobile loans. Commercial mortgage loans increased $76.5 million or 5.6 percent to $1.4 billion, home equity loans increased $30.7 million or 7.7 percent to $428.8 million and automobile loans increased $61.2 million or 7.3 percent to $903.4 million.

     On May 1, 2002, Valley sold its Canadian finance subsidiary, VNB Financial Services with automobile loans totaling $24.1 million, to State Farm Mutual Automobile Insurance. Despite this sale, Valley has been able to expand its automobile lending program through increased indirect activity. Automobile lending increased 9.4% or $78.0 million in the second quarter of 2002 compared to the first quarter. Excluding the sale to State Farm, automobile lending would have increased 12.4% or $102.1 million in the second quarter 2002. Automobile loan growth can be negatively impacted by manufacturing based incentives such as zero percent financing and therefore, Valley cannot guarantee the same performance in future periods.*

     Newly originated conforming residential mortgage loans with low long-term fixed rates are being sold into the secondary market. Excluding these sales of approximately $127.7 million, residential mortgages would have increased 8.6 percent or $114.3 million.

Non-performing Assets

     Non-performing assets include non-accrual loans and other real estate owned ("OREO"). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.

     Non-performing assets totaled $19.6 million at June 30, 2002, compared with $18.8 million at December 31, 2001, an increase of $741 thousand. Non-performing assets at June 30, 2002 and December 31, 2001, amounted to 0.36 percent and 0.35 percent of loans and OREO, respectively.

     Loans 90 days or more past due and not included in the non-performing category totaled $10.2 million at June 30, 2002, compared with $10.5 million at December 31, 2001. These loans are primarily commercial mortgage loans and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $4.2 million at June 30, 2002 and $3.8 million at December 31, 2001, respectively.

     Total loans past due in excess of 30 days were 1.05 percent of all loans at June 30, 2002 compared with 1.09 percent at June 30, 2001 and 1.30 percent at December 31, 2001.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                                            LOAN QUALITY
                                                                 June 30,            December 31,
                                                                   2002                  2001
                                                                           (in thousands)
  Loans past due in excess of
    90 days and still accruing                                   $ 10,216                $10,456
  Non-accrual loans                                              $ 19,553                $18,483
  Other real estate owned                                        $     --                $   329
    Total non-performing assets                                  $ 19,553                $18,812
  Troubled debt restructured loans                               $    866                $   891
  Non-performing loans as a % of loans                              0.36%                  0.35%
  Non-performing assets as a % of
    loans plus other real estate owned                              0.36%                  0.35%
  Allowance as a % of loans                                         1.17%                  1.20%


     At June 30, 2002, the allowance for loan losses totaled $64.3 million, relatively unchanged from $63.8 million at December 31, 2001. The allowance is adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $7.2 million and $3.9 million for the six and three months ended June 30, 2002 compared with $4.9 million and $3.4 million for the six and three months ended June 30, 2001, respectively.

     The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

     Historically, Valley has made provisions based on net charge-off levels. In the current economic conditions, that information is applied to the composition of the loan portfolio to provide adequate levels in the allowance for loan losses. The provisions charged to operations for the six and three months ended June 30, 2002 were $7.7 million and $4.0 million, respectively, compared with $4.9 million and $2.8 million for the same periods in 2001.

Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At June 30, 2002, shareholders' equity totaled $673.1 million or 7.7 percent of total assets, compared with $678.4 million or 7.9 percent at year-end 2001.

     On August 21, 2001 Valley's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of June 30, 2002, Valley had repurchased approximately 5.2 million shares of its common stock at an average cost of $25.32 per share.

     Included in shareholders' equity as components of accumulated other comprehensive income at June 30, 2002 was a $38.2 million unrealized gain on investment securities available for sale, net of tax, as compared with an unrealized gain of $20.8 million at December 31, 2001.

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

     In November 2001, Valley sold $200.0 million of trust preferred securities, which qualify as Tier I capital, within regulatory limitations. Including these securities, at June 30, 2002, Valley's capital position under risk-based capital guidelines was $822.8 million or 13.0 percent of risk-weighted assets for Tier 1 capital and $887.1 million or 14.0 percent for Total risk-based capital. The comparable ratios at December 31, 2001 were 14.1 percent for Tier 1 capital and
15.2 percent for Total risk-based capital. At June 30, 2002 and December 31, 2001, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 9.7 percent and 10.3 percent, respectively. Valley's ratios at June 30, 2002 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $7.20 at June 30, 2002 compared with $7.10 per share at December 31, 2001.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 48.6 percent for the six months ended June 30, 2002, compared with 44.6 percent for the six months ended June 30, 2001. Cash dividends declared amounted to $0.44 per share, for the six months ended June 30, 2002, equivalent to a dividend payout ratio of 51.4 percent, compared with 55.4 percent for the same period in 2001. Valley declared a five for four stock split on April 10, 2002, to shareholders of record on May 3, 2002, issued May 17, 2002. The Board also approved an increase of the annual dividend rate to $0.90 per share, compared with $0.85 per share, on an after split basis. The increased cash dividend, which is payable quarterly began on July 1, 2002. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

     Statement  of  Financial   Accounting  Standards  No.  142,  "Goodwill  and
Intangible Assets" (SFAS No. 142), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the consolidated financial statements and related disclosures.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     Statement of Financial  Accounting  Standards No. 145, "Rescission of SFAS:
No.'s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" was issued by the FASB in April of 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and its amendment SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers", and amends SFAS No. 13 "Accounting for Leases" and makes various "Technical Corrections" to existing accounting pronouncements. Valley anticipates that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial statements.*

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Valley anticipates that the adoption of SFAS No. 146 will not have a material impact on the consolidated financial statements.*


Item 3. Quantitative and Qualitative Disclosures About Market Risk See page 22 for a discussion of interest rate sensitivity.

                                     PART II

 Item 4.  Submission of Matters to a Vote of Security Holders
 (a) On April 10, 2002, the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 18 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions.

                  Name                  Number of Votes for           Withheld

         Andrew B. Abramson                 64,741,696                 841,608
         Charles J. Baum                    64,701,963                 881,340
         Pamela Bronander                   64,935,830                 647,473
         Joseph Coccia, Jr                  64,924,449                 658,853
         Harold P. Cook, III                64,913,603                 669,699
         Graham O. Jones                    64,604,057                 979,246
         Walter H.  Jones, III              64,727,253                 856,050
         Gerald Korde                       64,936,869                 646,434
         Gerald H. Lipkin                   64,739,562                 843,741
         Robinson Markel                    64,607,365                 975,939
         Robert E. McEntee                  64,729,418                 853,885
         Richard S. Miller                  64,739,131                 844,171
         Robert Rachesky                    64,703,235                 880,066
         Barnett Rukin                      64,736,850                 846,452
         Peter Southway                     64,822,861                 760,442
         Richard F. Tice                    64,892,509                 690,791
         Leonard Vorcheimer                 64,640,427                 942,875
         Spencer B. Witty                   64,779,994                 803,307


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit No.           Title

                  99.1 Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         1. Filed April 15, 2002, to report that the Company issued a press release on April 10, 2002 announcing the declaration of the Company's 5 for 4 stock split on the Company's outstanding common stock payable on May 17, 2002.

          2. Filed April 23, 2002, to report a change in the Company's Certifying Accountants on April 18, 2002 from KPMG LLP to Ernst & Young LLP.

          3. Form 8-K/A filed April 29, 2002, to amend the Company's Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 23, 2002.

          4. Filed June 18, 2002, to report that the Company issued a press release on June 18, 2002 announcing that the Company entered into an agreement for the acquisition of Masters Coverage Corp.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VALLEY NATIONAL BANCORP
                                            (Registrant)



   Date: August 13, 2002                    /s/
                                            GERALD H. LIPKIN
                                            CHAIRMAN, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER



   Date: August 13, 2002                    /s/
                                            ALAN D. ESKOW
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

                                                            Exhibit 99.1

                             VALLEY NATIONAL BANCORP
                          AND CONSOLIDATED SUBSIDIARIES

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     This Certification is to accompany the Quarterly Report of Valley National Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/__________________________________
GERALD H. LIPKIN
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER,
VALLEY NATIONAL BANCORP


AUGUST 13, 2002

                                                                Exhibit 99.2



                             VALLEY NATIONAL BANCORP
                          AND CONSOLIDATED SUBSIDIARIES

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     This Certification is to accompany the Quarterly Report of Valley National Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/_______________________________
ALAN D. ESKOW
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER,
VALLEY NATIONAL BANCORP



AUGUST 13, 2002