Form 10-Q
period 2002-09-30
VALLEY NATIONAL BANCORP
filed 2002-11-14
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934
             For the Quarterly Period Ended September 30, 2002

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

                    1455 Valley Road, Wayne, New Jersey 07470
                    (Address of principal executive offices)

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

Common Stock (no par value), of which 90,992,492 shares were outstanding as of November 12, 2002.

                                   TABLE OF CONTENTS



Page Number

PART I   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
                      Consolidated Statements of Financial Condition
                      September 30, 2002 and December 31, 2001             3

                      Consolidated Statements of Income
                      Three and Nine Months Ended September 30, 2002
                      and 2001                                             4

                      Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2002 and 2001        5

                      Notes to Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        10

Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                             28

Item 4.  Controls and Procedures                                           28


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  29


         SIGNATURES                                                        30


         CERTIFICATIONS                                                    31

                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)                                                 September 30,        December 31,
                                                                                           2002                2001
                                                                                     -----------------   ------------------

Assets
Cash and due from banks                                                                      $218,628             $311,850
Federal funds sold                                                                            155,000                    0
Investment securities held to maturity, fair value of  $524,397
      and $476,872 in 2002 and 2001, respectively                                             516,130              503,061
Investment securities available for sale                                                    2,158,928            2,171,695
                                                                                     -----------------   ------------------
           Total investments                                                                2,675,058            2,674,756
Loans                                                                                       5,569,075            5,275,582
Loans held for sale                                                                            51,745               56,225
                                                                                     -----------------   ------------------
      Total loans                                                                           5,620,820            5,331,807
      Less: Allowance for loan losses                                                        (66,189)             (63,803)
                                                                                     -----------------   ------------------
           Net loans                                                                        5,554,631            5,268,004
Premises and equipment, net                                                                   106,680               94,178
Accrued interest receivable                                                                    43,068               42,184
Bank owned life insurance                                                                     157,183              102,120
Other assets                                                                                  111,569               90,673
                                                                                     -----------------   ------------------
              Total assets                                                                 $9,021,817           $8,583,765
                                                                                     =================   ==================

Liabilities
Deposits:
      Non-interest bearing                                                                 $1,457,090           $1,446,021
      Interest bearing:
           Savings                                                                          2,813,126            2,448,335
           Time                                                                             2,348,517            2,412,618
                                                                                     -----------------   ------------------
             Total deposits                                                                 6,618,733            6,306,974
Short-term borrowings                                                                         209,619              304,262
Long-term debt                                                                              1,219,664              975,728
Accrued expenses and other liabilities                                                        120,570              118,426
                                                                                     -----------------   ------------------
              Total liabilities                                                             8,168,586            7,705,390

Company - obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures
      of the Company                                                                          200,000              200,000

Shareholders' Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued                            0                    0
Common stock, no par value, authorized 142,442,138
      shares; issued 94,298,310 shares in 2002 and
      97,753,698 shares in 2001                                                                33,352               33,310
Surplus                                                                                       319,315              406,608
Retained earnings                                                                             322,719              270,730
Unallocated common stock held by employee benefit plan                                          (477)                (602)
Accumulated other comprehensive income                                                         41,332               19,638
                                                                                     -----------------   ------------------
                                                                                              716,241              729,684
Treasury stock, at cost (2,354,061 shares in 2002 and
      2,169,121 shares in 2001)                                                              (63,010)             (51,309)
                                                                                     -----------------   ------------------
              Total shareholders' equity                                                      653,231              678,375
                                                                                     -----------------   ------------------
              Total liabilities and shareholders' equity                                   $9,021,817           $8,583,765
                                                                                     =================   ==================

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                 2002           2001               2002          2001

  Interest Income
  Interest and fees on loans                                        $93,407       $99,695            $276,195     $304,118
  Interest and dividends on  investment securities:
       Taxable                                                       34,301        32,810             103,455      101,999
       Tax-exempt                                                     2,531         2,648               7,614        7,900
       Dividends                                                        706           927               2,231        3,311
  Interest on federal funds sold and other short-term
       investments                                                      308           809               1,272        4,171
                                                            ------------------------------    -----------------------------
       Total interest income                                        131,253       136,889             390,767      421,499
                                                            ------------------------------    -----------------------------
  Interest Expense
  Interest on deposits:
       Savings deposits                                               8,929        11,539              25,649       38,032
       Time deposits                                                 17,375        26,291              53,960       90,298
  Interest on short-term borrowings                                     702         1,978               2,147        9,985
  Interest on long-term debt                                         13,212        13,122              38,750       35,570
                                                            ------------------------------    -----------------------------
       Total interest expense                                        40,218        52,930             120,506      173,885
                                                            ------------------------------    -----------------------------
  Net Interest Income                                                91,035        83,959             270,261      247,614
  Provision for loan losses                                           3,299         2,700              10,978        7,635
                                                            ------------------------------    -----------------------------
  Net Interest Income after Provision for Loan Losses                87,736        81,259             259,283      239,979
                                                            ------------------------------    -----------------------------
  Non-Interest Income
  Trust and investment services                                       1,069         1,065               3,439        3,472
  Service charges on deposit accounts                                 4,851         4,524              14,563       13,774
  Gains on securities transactions, net                               2,139           932               5,103        1,911
  Fees from loan servicing                                            2,268         2,736               7,182        8,242
  Credit card fee income                                                805           865               2,260        2,794
  Gains on sales of loans, net                                        1,562         1,419               4,904        8,942
  Bank owned life insurance                                           1,842           853               5,063          853
  Other                                                               6,219         3,591              16,707       10,421
                                                            ------------------------------    -----------------------------
       Total non-interest income                                     20,755        15,985              59,221       50,409
                                                            ------------------------------    -----------------------------
  Non-Interest Expense
  Salary expense                                                     22,311        19,949              64,275       58,946
  Employee benefit expense                                            4,675         4,035              14,221       13,579
  FDIC insurance premiums                                               271           286                 821          869
  Net occupancy expense                                               7,603         6,548              21,598       21,929
  Credit card expense                                                   315           318                 926        1,223
  Amortization of intangible assets                                   3,688         3,321               8,591        7,263
  Advertising                                                         1,555         2,549               5,326        4,857
  Distributions on capital securities                                 3,932             0              11,797            0
  Merger-related charges                                                  0             0                   0        9,017
  Other                                                               8,386         7,373              25,048       22,349
                                                            ------------------------------    -----------------------------
       Total non-interest expense                                    52,736        44,379             152,603      140,032
                                                            ------------------------------    -----------------------------
  Income Before Income Taxes                                         55,755        52,865             165,901      150,356
  Income tax expense                                                 16,799        16,860              48,449       51,229
                                                            ------------------------------    -----------------------------
  Net Income                                                        $38,956       $36,005            $117,452      $99,127
                                                            ==============================    =============================
  Weighted Average Number of Shares Outstanding:
       Basic                                                     92,706,089    97,416,728          93,853,878   97,461,140
       Diluted                                                   93,262,194    98,234,619          94,423,405   98,235,583
  Earnings Per Share:
       Basic                                                          $0.42         $0.37               $1.25        $1.02
       Diluted                                                         0.42          0.37                1.24         1.01
  Cash dividends declared per common share                            0.225          0.21                0.66         0.62
                                See accompanying notes to consolidated financial statements.


VALLEY NATIONAL BANCORP                                                              Nine Months Ended
  CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)                                     September 30,
                                                                              --------------------------------
  (in thousands)
                                                                                   2002            2001
                                                                              --------------- ----------------
  Cash flows from operating activities:
  Net income                                                                        $117,452          $99,127
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                                      12,772           14,495
   Amortization of compensation costs pursuant to
     long-term stock incentive plan                                                    1,926            1,637
   Provision for loan losses                                                          10,978            7,635
   Net amortization of premiums and accretion of discounts                             6,412            3,811
   Net gains on securities transactions                                              (5,103)          (1,911)
   Proceeds from sales of loans                                                      169,899          159,326
   Gains on sales of loans                                                           (4,904)          (8,942)
   Origination of loans held for sale                                              (160,515)        (171,886)
   Proceeds from sale of premises and equipment                                        1,910                0
   Gain on sale of premises and equipment                                            (1,111)                0
   Net increase in bank owned life insurance                                         (5,063)            (853)
   Net (increase) decrease in accrued interest receivable and other assets          (26,208)           14,018
   Net (decrease) increase in accrued expenses and other liabilities                (10,691)           15,445
                                                                              --------------- ----------------
     Net cash provided by operating activities                                       107,754          131,902
                                                                              --------------- ----------------
  Cash flows from investing activities:
   Purchase of bank owned life insurance                                            (50,000)        (100,000)
   Proceeds from sales of investment securities available for sale                   444,721          210,492
   Proceeds from maturities, redemptions and prepayments of investment
     securities available for sale                                                   755,417          938,251
   Purchases of investment securities available for sale                         (1,155,017)      (1,320,955)
   Purchases of investment securities held to maturity                              (38,093)         (54,904)
   Proceeds from maturities, redemptions and prepayments of investment
     securities held to maturity                                                      24,633           33,600
   Net (increase) decrease in federal funds sold and other
     short-term investments                                                        (155,000)           85,000
   Net increase in loans made to customers                                         (301,854)         (98,966)
   Purchases of premises and equipment                                              (20,175)          (8,614)
                                                                              --------------- ----------------
     Net cash used in investing activities                                         (495,368)        (316,096)
                                                                              --------------- ----------------
  Cash flows from financing activities:
   Net increase (decrease) in deposits                                               311,759         (14,969)
   Net decrease in short-term borrowings                                            (94,643)        (119,931)
   Advances of long-term debt                                                        311,000          490,000
   Repayments of long-term debt                                                     (67,064)        (122,062)
   Dividends paid to common shareholders                                            (62,093)         (55,697)
   Purchase of common shares to treasury                                           (109,174)         (26,577)
   Common stock issued, net of cancellations                                           4,607            2,649
                                                                              --------------- ----------------
     Net cash provided by financing activities                                       294,392          153,413
     Net decrease in cash and cash equivalents                                      (93,222)         (30,781)
     Cash and cash equivalents at January 1                                          311,850          239,105
                                                                              --------------- ----------------
     Cash and cash equivalents at September 30                                      $218,628         $208,324
                                                                              =============== ================
  Supplemental disclosure of cash flow information:
   Cash paid during the period for interest on deposits and borrowings              $123,755         $173,151
   Cash paid during the period for federal and state income taxes                     56,658           20,519
   Transfer of securities from held to maturity to available for sale**                    0          162,433
   Transfer of securities from available for sale to held to maturity**                    0           50,044

See accompanying notes to consolidated financial statements.

**  In connection with the Merchants acquisition in January 2001.

                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Consolidated Financial Statements

The Consolidated Statements of Financial Condition as of September 30, 2002 and December 31, 2001, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

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

2.       Earnings Per Share(1)

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three and nine months ended September 30, 2002 and 2001.



                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2002            2001               2002            2001
                                                          --------------------------------  ---------------------------------

Net income (in thousands)                                         $38,956         $36,005           $117,452         $99,127
                                                          ================================  =================================
Basic weighted-average number of shares
  outstanding                                                  92,706,089      97,416,728         93,853,878      97,461,140
Plus:   Common stock equivalents                                  556,105         817,891            569,527         774,443
                                                          --------------------------------  ---------------------------------
Diluted weighted-average number
  of shares outstanding                                        93,262,194      98,234,619         94,423,405      98,235,583
                                                          ================================  =================================
Earnings per share:
  Basic                                                             $0.42           $0.37              $1.25           $1.02
  Diluted                                                            0.42            0.37               1.24            1.01


Common stock equivalents for both the three and nine months ended September 30, 2002 exclude approximately 4 thousand and 2 thousand common stock options, because the exercise prices exceeded the average market value. For the three and nine months ended September 30, 2001, approximately 2.5 thousand and 134 thousand common stock options were excluded from common stock equivalents because the exercise


     (1) Earnings per share ("EPS") amounts and weighted average shares outstanding reflect the 5 for 4 stock split declared April 10, 2002 to shareholders of record on May 3, 2002 and issued May 17, 2002.

prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.


3.       Recent Developments

     On November 1, 2002, Valley National Bank ("VNB"), the wholly-owned subsidiary of Valley, acquired NIA/Lawyers Title Agency, LLC ("NIA/Lawyers"), a title insurance agency based in Paramus, NJ. For 2001, NIA/Lawyers' annual revenues were approximately $5.0 million. It is anticipated that management and employees will remain with the firm to assure continuity.* NIA/Lawyers has become part of Valley's Financial Services Division.

     In August 2002, Valley completed its acquisition of Masters Coverage Corp. ("Masters"), an independent insurance agency. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters was a cash acquisition with subsequent earn-out payments. The Masters operation is now a wholly-owned subsidiary of VNB and is part of Valley's Financial Services Division.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Act increases federal regulation of corporate governance and accounting, creates new federal crimes in connection with corporate activity and expands criminal penalties for existing federal crimes.

     On July 25, 2002, VNB announced the signing of a purchase agreement to acquire Glen Rauch Securities, Inc., a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch Securities, Inc., will be a cash acquisition with subsequent earn-out payments. Under the terms of the agreement, it is anticipated that management and employees will remain with the firm to assure continuity.* Completion of the transaction is expected to take place during the fourth quarter of 2002*. Upon completion of the transaction, Glen Rauch Securities, Inc. will become part of Valley's Financial Services Division.*

     In July 2002, Valley announced that it will expense the cost of all stock options the company grants beginning with options granted and earnings reported for the calendar year 2002. While the impact of expensing stock options will not be material to Valley's financial statements for 2002, the impact on Valley's net income is expected to increase over time as options vest and new options are granted*. Based on Valley's historical levels of earnings and stock options issuance, the effect of expensing options is expected to amount to approximately $0.02 per diluted share annually when it makes its full impact on earnings at the end of its vesting years.* For the nine months ended September 30, 2002, Valley's expense for stock options was not material to its financial statements.

     During the quarter ended June 30, 2002, a two-year Federal investigation culminated in the arrest of an officer of the International Private Banking
Department of the Merchants Bank Division and the seizure of 39 accounts that the officer managed. The officer was charged with money laundering in furtherance of narcotic trafficking activity, tax evasion, and unlicensed money transmitting. Valley became aware of the investigation by Federal Law Enforcement Officials during the course of its own due diligence investigation, prior to the acquisition of Merchants Bank. Valley representatives met with the office of the U.S. Attorney and continued the ongoing cooperation with the investigation into the International Private Banking Department. Throughout the course of the investigation, there was never any adverse impact upon Valley, its funds, its legitimate customers or its operations. Valley is continuing its policy of full and complete cooperation with State and Federal Law Enforcement Authorities in the investigation of criminal conduct that in any way affects the integrity of Valley National Bank and its customers' accounts.

     On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, Inc., a Canadian finance company, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley's equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

4.       Comprehensive Income

     Valley's comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on securities available for sale. The following table shows each component of comprehensive income for the three and nine months ended September 30, 2002 and 2001.

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                   --------------------------------------------------------
                                                                              2002                        2001
                                                                   --------------------------------------------------------
                                                                                       (in thousands)

Net income                                                                             $38,956                     $36,005
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                                                                 0                       (300)
 Unrealized gains on securities:
      Unrealized holding gains arising during period                     $4,510                     $20,619
      Reclassification adjustment for gains realized in
        net income                                                      (1,384)                       (598)
                                                                   -------------               -------------
      Net unrealized gains                                                               3,126                      20,021
                                                                               ----------------            ----------------
 Other comprehensive income                                                              3,126                      19,721
                                                                               ----------------            ----------------
 Comprehensive income                                                                  $42,082                     $55,726
                                                                               ================            ================



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                   --------------------------------------------------------
                                                                              2002                        2001
                                                                   --------------------------------------------------------
                                                                                       (in thousands)

Net income                                                                            $117,452                     $99,127
Other comprehensive income, net of tax:
   Foreign currency:
      Translation adjustment                                               $118                      ($372)
      Reclassification adjustment for loss realized on sale
        of Canadian subsidiary                                              995                           0
                                                                   -------------               -------------
      Net foreign currency                                                               1,113                       (372)
   Unrealized gains on securities:
      Unrealized holding gains arising during period                     22,507                      35,112
      Reclassification adjustment for gains realized in
        net income                                                      (1,926)                     (1,266)
                                                                   -------------               -------------
      Net unrealized gains                                                              20,581                      33,846
                                                                               ----------------            ----------------
   Other comprehensive income                                                           21,694                      33,474
                                                                               ----------------            ----------------
   Comprehensive income                                                               $139,146                    $132,601
                                                                               ================            ================

     5. Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets"

     Valley adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), effective January 1, 2002. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis or whenever circumstances occur that could affect the fair value. SFAS No. 142 also requires allocation of goodwill to reportable segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of September 30, 2002, management evaluated the goodwill in each segment and determined that an impairment allowance was not required to be recorded. Management will continue to evaluate the need for an impairment allowance on an annual basis.


6.                Business Segments

     The information under the caption "Business Segments" in Management's Discussion and Analysis is incorporated herein by reference.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "anticipate," "view," "opportunity," "allow," "continues," "reflects," or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ from those contained in such forward-looking statements include, among others, the following: unanticipated changes in the direction of interest rates, tax strategies and effective income tax rates, loan prepayment assumptions, levels of loan quality and origination volume, relationships with major customers including sources of loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Valley assumes no obligation for updating any such forward-looking statement at any time.


Earnings Summary(2)

     For the three months ended September 30, 2002, net income increased to $39.0 million or $0.42 per diluted share compared with $36.0 million or $0.37 per diluted share for the same period in 2001, an increase of 8.2 percent in net income and a 13.51 percent increase in net income per diluted share. This increase was primarily attributed to higher net interest income as a result of increased loan and investment activity. Increases were also recorded in non-interest income due primarily to gains on the sales of securities, gain from the sale of an office building and earnings from Masters Coverage Corp., an insurance agency acquired on August 1, 2002. These increases were offset by increases in salaries, benefit expenses and distributions on capital securities.

     The annualized return on average shareholders' equity increased to 23.59 percent from 20.67 percent for the three month period ended September 30, 2002, compared with the same period in 2001 and the annualized return on average assets remained unchanged at 1.79 percent for the three months ended September 30, 2002 and 2001.

     Net income for the nine months ended September 30, 2002 was $117.5 million or $1.24 per diluted share compared with $99.1 million or $1.01 per diluted share for the same period in 2001, an increase of 18.5 percent in net income and
22.8 percent in net income per diluted share. This increase was primarily attributed to the reasons noted above for the third quarter 2002, as well as a gain from the sale of Valley's Canadian subsidiary and a tax benefit realized as a result of the restructuring of an existing subsidiary into a REIT.

     For the nine months ended September 30, 2002, the annualized return on average shareholders' equity increased to 23.65 percent from 19.33 percent compared with the same period in 2001. The annualized return on average assets increased to 1.83 percent for the nine months ended September 30, 2002 up from
1.66 percent, for the same period in 2001.


     (2) Earnings per share data reflects the 5 for 4 stock split issued on May 17, 2002.

Net Interest Income

     Net interest income continues to be the largest component of Valley's operating income, a stable traditional source of income, in spite of the current economic climate. For the three month period ended September 30, 2002, net interest income on a tax equivalent basis increased to $92.5 million or 8.2 percent, compared with $85.5 million for the three months ended September 30, 2001. This increase was mainly due to increased loan volume and investment activity. Average loans increased $320.4 million or 6.1 percent as consumer and commercial lending reflected growth during the period, while average investments, primarily consisting of mortgage-backed securities increased $177.3 million or 7.5 percent over the comparable 2001 period.

     Savings accounts continue to provide a low cost source of funding and increased on average $343.1 million or 14.2 percent for the three month period ended September 30, 2002 compared with the same period in 2001. This increase was partly attributed to the addition of new branches, increased customer activity and new savings products, including VNB's Kids First Savings Club program.(sm)

     Average long-term debt, which consists primarily of Federal Home Loan Bank advances, increased $30.7 million or 3.2 percent, compared with the third quarter of 2001, as Valley took advantage of $300 million in low rate intermediate term financing in the latter part of the quarter. $100 million will be used to re-finance higher rate borrowings maturing in November 2002 while the balance is expected to benefit future periods by more closely matching the duration of interest earning assets with interest bearing liabilities.*

     The net interest margin on a tax equivalent basis increased slightly or by seven basis points as loan volume and investment activity increased for the quarter. This increase was primarily due to a decrease of 98 basis points in the average cost of funds, offset by a decrease of 72 basis points in the average yield on interest earning assets.

     For the nine month period ended September 30, 2002, net interest income on a tax equivalent basis increased to $274.6 million or 8.9 percent, compared with $252.2 million for the nine months ended September 30, 2001. This increase was primarily attributed to increased loan volume and investment activity, partly offset by increases in long-term debt and savings deposits. Average loans increased $264.2 million or 5.1 percent while average investments increased $185.0 million or 7.9 percent. Average long-term debt increased $103.8 million or 12.2 percent, while average savings deposits increased by $284.7 million or
12.0 percent.

     The net interest margin on a tax equivalent basis increased to 4.55 percent for the nine months ended September 30, 2002 compared with 4.41 percent for the nine month period ended September 30, 2001. This increase was mainly attributed to Valley's interest bearing liabilities re-pricing at a faster pace than interest earning assets. During 2001, the Federal Reserve decreased short-term interest rates 475 basis points and in November 2002, decreased short-term interest rates 50 basis points, in an effort to stimulate the economy. This recent decrease may have some negative impact on the net interest margin and net interest income.*

     The following table reflects the components of net interest income for each of the three months ended September 30, 2002 and 2001.


                           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                                      NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                                                 Three Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                         ----------------------------------------------------------------------------------
                                                           2002                                     2001
                                         ----------------------------------------------------------------------------------
                                             Average                    Average        Average                   Average
                                             Balance       Interest       Rate         Balance      Interest      Rate
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)
Assets
Interest earning assets:
 Loans (1)(2)                                  $5,551,898      $93,477       6.73%      $5,231,510      $99,796      7.63%
 Taxable investments (3)                        2,314,344       35,007       6.05%       2,141,961       33,737      6.30%
 Tax-exempt investments(1)(3)                     228,597        3,894       6.81%         223,633        4,074      7.29%
 Federal funds sold and other short-
 term investments                                  70,825          308       1.74%          74,934          809      4.32%
                                         ----------------------------------------------------------------------------------
 Total interest earning assets                  8,165,664     $132,686       6.50%       7,672,038     $138,416      7.22%
Allowance for loan losses                        (65,748)                                 (63,123)
Cash and due from banks                           180,849                                  170,646
Other assets                                      363,663                                  208,679
Unrealized gain on securities available
 for sale                                          62,763                                   35,467
                                         -----------------                         ----------------
  Total assets                                 $8,707,191                               $8,023,707
                                         =================                         ================

Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings deposits                              $2,762,605       $8,929       1.29%      $2,419,471      $11,539      1.91%
 Time deposits                                  2,386,056       17,375       2.91%       2,444,483       26,291      4.30%
                                         ----------------------------------------------------------------------------------
 Total interest bearing deposits                5,148,661       26,304       2.04%       4,863,954       37,830      3.11%
 Short-term borrowings                            201,195          702       1.40%         196,817        1,978      4.02%
 Long-term debt                                   978,916       13,212       5.40%         948,227       13,122      5.54%
                                         ----------------------------------------------------------------------------------
 Total interest bearing liabilities             6,328,772       40,218       2.54%       6,008,998       52,930      3.52%
Demand deposits                                 1,443,294                                1,311,530
Other liabilities                                  74,664                                    6,403
Capital securities                                200,000                                        0
Shareholders' equity                              660,461                                  696,776
  Total liabilities and
                                         -----------------                         ----------------
    shareholders' equity                       $8,707,191                               $8,023,707
                                         =================                         ================
Net interest income
  (tax equivalent basis)                                        92,468                                   85,486
Tax equivalent adjustment                                      (1,433)                                  (1,527)
                                                         --------------                           --------------
Net interest income                                            $91,035                                  $83,959
                                                         ==============                           ==============
  Net interest rate differential                                             3.96%                                   3.70%
                                                                      -------------                            ------------
  Net interest margin (4)                                                    4.53%                                   4.46%
                                                                      =============                            ============

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

     The following table reflects the components of net interest income for each of the nine months ended September 30, 2002 and 2001.

                           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND

                                      NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                                                  Nine Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                         ----------------------------------------------------------------------------------
                                                           2002                                     2001
                                         ----------------------------------------------------------------------------------
                                             Average                    Average        Average                   Average
                                             Balance       Interest       Rate         Balance      Interest      Rate
                                         ----------------------------------------------------------------------------------

                                                                         (in thousands)
Assets
Interest earning assets:
 Loans (1)(2)                                 $5,421,635      $276,410       6.80%      $5,157,459     $304,467      7.87%
 Taxable investments (3)                       2,307,194       105,686       6.11%       2,127,360      105,310      6.60%
 Tax-exempt investments(1)(3)                    227,158        11,714       6.88%         222,035       12,155      7.30%
 Federal funds sold and other short-
 term investments                                 97,829         1,272       1.73%         116,727        4,171      4.76%
                                         ----------------------------------------------------------------------------------
 Total interest earning assets                 8,053,816      $395,082       6.54%       7,623,581     $426,103      7.45%
Allowance for loan losses                       (65,815)                                  (63,213)
Cash and due from banks                          181,481                                   179,956
Other assets                                     337,541                                   205,359
Unrealized gain on securities available
 for sale                                         46,508                                    20,711
                                         ----------------                          ----------------
  Total assets                                $8,553,531                                $7,966,394
                                         ================                          ================

Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings deposits                             $2,661,930       $25,649       1.28%      $2,377,182      $38,032      2.13%
 Time deposits                                 2,400,972        53,960       3.00%       2,474,216       90,298      4.87%
                                         ----------------------------------------------------------------------------------
 Total interest bearing deposits               5,062,902        79,609       2.10%       4,851,398      128,330      3.53%
 Short-term borrowings                           190,270         2,147       1.50%         272,612        9,985      4.88%
 Long-term debt                                  953,195        38,750       5.42%         849,355       35,570      5.58%
                                         ----------------------------------------------------------------------------------
 Total interest bearing liabilities            6,206,367       120,506       2.59%       5,973,365      173,885      3.88%
Demand deposits                                1,428,850                                 1,276,165
Other liabilities                                 56,024                                    32,949
Capital securities                               200,000                                         0
Shareholders' equity                             662,290                                   683,915
  Total liabilities and
                                         ----------------                          ----------------
    shareholders' equity                      $8,553,531                                $7,966,394
                                         ================                          ================
Net interest income
  (tax equivalent basis)                                       274,576                                  252,218
Tax equivalent adjustment                                      (4,315)                                  (4,604)
                                                        ---------------                           --------------
Net interest income                                           $270,261                                 $247,614
                                                        ===============                           ==============
  Net interest rate differential                                             3.95%                                   3.57%
                                                                      -------------                            ------------
  Net interest margin (4)                                                    4.55%                                   4.41%
                                                                      =============                            ============
     (1)  Interest  income is  presented  on a tax  equivalent  basis using a 35 percent federal tax rate.
     (2)  Loans are stated net of unearned income and include non-accrual loans.
     (3)  The yield for securities  that are classified as available for sale is based on the average historical amortized cost.
     (4)  Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

     The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS


                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                              2002 Compared with 2001                     2002 Compared with 2001
                                              Increase (Decrease) (1)                     Increase (Decrease) (1)
                                      -----------------------------------------  ------------------------------------------
                                        Interest      Volume         Rate          Interest       Volume         Rate
                                                                         (in thousands)
Interest income:
   Loans (2)                               ($6,319)       $5,866     ($12,185)       ($28,057)       $15,015     ($43,072)
   Taxable investments                        1,270        2,643       (1,373)             376         8,549       (8,173)
   Tax-exempt investments(2)                  (180)           89         (269)           (441)           276         (717)
   Federal funds sold and other
     short-term investments                   (501)         (42)         (459)         (2,899)         (588)       (2,311)
                                      -----------------------------------------  ------------------------------------------
                                            (5,730)        8,556      (14,286)        (31,021)        23,252      (54,273)
                                      -----------------------------------------  ------------------------------------------

Interest expense:
   Savings deposits                         (2,610)        1,475       (4,085)        (12,383)         4,136      (16,519)
   Time deposits                            (8,916)        (614)       (8,302)        (36,338)       (2,600)      (33,738)
   Short-term borrowings                    (1,276)           43       (1,319)         (7,838)       (2,382)       (5,456)
   Long-term debt                                90          419         (329)           3,180         4,246       (1,066)
                                      -----------------------------------------  ------------------------------------------
                                           (12,712)        1,323      (14,035)        (53,379)         3,400      (56,779)
                                      -----------------------------------------  ------------------------------------------

Net interest income (tax
                                      -----------------------------------------  ------------------------------------------
   equivalent basis)                         $6,982       $7,233        ($251)         $22,358       $19,852        $2,506
                                      =========================================  ==========================================


 (1) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
 (2) Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

     The following table presents the components of non-interest income for the three and nine months ended September 30, 2002 and 2001.


                                                       NON-INTEREST INCOME

                                                                Three Months Ended            Nine Months Ended
                                                                                 September 30,
                                                          ------------------------------------------------------------
                                                               2002           2001            2002          2001
                                                          ------------------------------------------------------------
                                                                            (in thousands)
          Trust and investment services                            $1,069         $1,065         $3,439        $3,472
          Service charges on deposit accounts                       4,851          4,524         14,563        13,774
          Gains on securities transactions, net                     2,139            932          5,103         1,911
          Fees from loan servicing                                  2,268          2,736          7,182         8,242
          Credit card fee income                                      805            865          2,260         2,794
          Gains on sales of loans, net                              1,562          1,419          4,904         8,942
          Bank owned life insurance                                 1,842            853          5,063           853
          Other                                                     6,219          3,591         16,707        10,421
                                                          ------------------------------------------------------------
             Total non-interest income                            $20,755        $15,985        $59,221       $50,409
                                                          ============================================================

     Non-interest income continues to represent a considerable source of income for Valley, representing 13.65 percent of gross income for the three months ended September 30, 2002. Excluding gains on securities transactions, net, total non-interest income increased to $18.6 million for the three months ended September 30, 2002, a 23.7 percent increase, compared with the $15.1 million recorded for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total non-interest income excluding gains on securities transactions, net, was $54.1 million or 11.6 percent higher than the $48.5 million recorded for the nine months ended September 30, 2001. Increased income from Bank Owned Life Insurance ("BOLI"), the sale of a subsidiary, the gain from the sale of an office building and insurance commission income from the Masters acquisition contributed to this increase.

     For the three and nine month periods ended September 30, 2002, service charges on deposit accounts increased $327 thousand or 7.2 percent and $789 thousand or 5.7 percent, respectively, compared with the same periods in 2001, due to increases in service fees charged.

     Gains on securities transactions, net, increased $1.2 million or 129.5 percent to $2.1 million for the three months ended September 30, 2002, compared with $932 thousand for the same period in 2001 and increased $3.2 million or
167.0 percent for the nine months ended September 30, 2002 compared with the same period in 2001. The majority of the gains were generated from appreciated equity securities sold in the second and third quarter of 2002.

     Fees from loan servicing decreased $468 thousand or 17.1 percent and $1.1 million or 12.9 percent for the three and nine month periods ended September 30, 2002, respectively, as compared with the same periods in 2001. This decrease was mainly attributed to a reduction in fee income on serviced mortgages due to heavy refinancing activity as borrowers took advantage of lower interest rates.

     Gains on sales of loans, net for the nine months ended September 30, 2002 were $4.9 million, a decrease of $4.0 million or 45.2 percent compared with gains of $8.9 million for the nine months ended September 30,

2001. This decrease was primarily attributed to the sale of the Shop Rite credit card portfolio resulting in a $4.9 million pre-tax gain recorded in January 2001.

     During the first quarter of 2002, Valley invested an additional $50.0 million in BOLI to help offset the rising cost of employee benefits. This was in addition to the $100.0 million invested during the third quarter of 2001. The investment portfolio was reduced by a like amount during the respective periods to fund these insurance purchases. For the three and nine months ended September 30, 2002 and 2001, income from BOLI increased by $989 thousand or 115.9 percent and $4.2 million or 493.7 percent, respectively.

     Other non-interest income increased $2.6 million or 73.2 percent and $6.3 million or 60.3 percent for the three and nine months ended September 30, 2002 and 2001, respectively. These increases include a $1.1 million gain recorded in the third quarter of 2002 from the sale of an office building acquired in an acquisition; insurance commission income from the Masters acquisition in August 2002; a $1.6 million gain from the sale of a Canadian subsidiary during the second quarter of 2002 and an $800 thousand settlement of a lawsuit during the first quarter of 2002.


Non-Interest Expense

     The following table presents the components of non-interest expense for the three and nine months ended September 30, 2002 and 2001.

                                                   NON-INTEREST EXPENSE
                                                        Three Months Ended                     Nine Months Ended
                                                                              September 30,
                                               ----------------------------------------------------------------------------
                                                      2002              2001                 2002              2001
                                               -------------------------------------  -------------------------------------
                                                                             (in thousands)
Salary expense                                            $22,311           $19,949              $64,275           $58,946
Employee benefit expense                                    4,675             4,035               14,221            13,579
FDIC insurance premiums                                       271               286                  821               869
Net occupancy expense                                       7,603             6,548               21,598            21,929
Credit card expense                                           315               318                  926             1,223
Amortization of intangible assets                           3,688             3,321                8,591             7,263
Advertising                                                 1,555             2,549                5,326             4,857
Distributions on capital securities                         3,932                 0               11,797                 0
Merger-related charges                                          0                 0                    0             9,017
Other                                                       8,386             7,373               25,048            22,349
                                               -------------------------------------  -------------------------------------
   Total non-interest expense                             $52,736           $44,379             $152,603          $140,032
                                               =====================================  =====================================


     Non-interest expense increased by $8.4 million or 18.8 percent and $21.6 million or 16.5 percent, respectively, for the three and nine months ended September 30, 2002 and 2001 (excluding merger-related charges.) The largest components of non-interest expense are salaries and employee benefit expense representing 51.2 percent and 51.4 percent of total non-interest expense for the three and nine months ended September 30, 2002.

     The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley's efficiency ratio for the nine months ended September 30, 2002 was 46.3 percent, one of the better ratios in the U.S. banking industry, compared with an efficiency ratio of 44.3 percent for the same period in 2001. This increase was mainly attributed to the distributions on capital securities. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

     Salary expense increased by $2.4 million or 11.8 percent and $5.3 million or 9.0 percent for the three and nine month periods ended September 30, 2002, respectively, compared with the same periods in the prior year. These increases were primarily due to business expansion, including increased branch and lending staff and the recent acquisition of Masters. At September 30, 2002, Valley's full-time equivalent staff was 2,189 compared with 2,070 at September 30, 2001.

     Employee benefit expense increased by $640 thousand or 15.9 percent and $642 thousand or 4.7 percent for the three and nine month periods ended September 30, 2002, respectively, as compared with the same periods last year. These increases were primarily due to increased staff and retirement benefit costs. During the third quarter of 2002, Valley adopted the fair value based method of recording stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which is considered the preferable accounting method for stock-based employee compensation. For the period ended September 30, 2002, the expense recorded was not material to Valley's consolidated financial statements.

     For the three months ended September 30, 2002, net occupancy expense increased by $1.1 million or 16.1 percent compared with the same period in 2001. The increase was mainly due to business expansion including new branches and the recent Masters acquisition, while the year to date occupancy expense decrease can be attributed to the continuing overall lower cost of repairs, utilities and depreciation expense.

     Amortization of intangible assets increased $367 thousand or 11.1 percent to $3.7 million for the three month period ended September 30, 2002 and increased $1.3 million or 18.3 percent to $8.6 million for the nine months ended September 30, 2002 compared with the same periods in 2001. These increases were primarily attributed to the impairment of mortgage servicing rights as a result of increased refinancing. This impairment amounted to $1.9 million and $3.4 million for the three and nine months periods ended September 30, 2002, respectively. Based upon current mortgage interest rates and the amount of refinancing activity during October 2002, it is expected that additional impairment expense will be recorded in the fourth quarter, 2002.* These increases were partly offset by the elimination of goodwill amortization. Under new accounting rules effective January 1, 2002, amortization of goodwill ceased. As of September 30, 2002, management evaluated the goodwill in each segment and determined that an impairment allowance was not required to be recorded. Management will continue to evaluate the need for an impairment allowance on an annual basis.

     Advertising expense decreased by $994 thousand or 39.0 percent and increased by $469 thousand or 9.7 percent for the three and nine months ended September 30, 2002, respectively, over the same periods last year. The increase for the nine months was due to increased promotional programs including the Kids First Savings Program television commercials featuring VNB's newly named mascots and various branch-related incentives.

     Distributions on capital securities consist primarily of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the three and nine month periods ended September 30, 2002 was $3.9 million and $11.8 million, respectively.

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

     The significant components of other non-interest expense include data processing, professional fees, postage, telephone and stationery expenses totaling approximately $4.4 million and $3.6 million for the three months ended

September 30, 2002 and 2001, respectively. These expenses totaled $13.2 million and $10.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increases were primarily due to legal and professional fees in connection with the restructuring of an existing subsidiary into a REIT.


Income Taxes

     Income tax expense as a percentage  of pre-tax  income was 30.1 percent and
29.2  percent  for  the  three  and  nine  months  ended   September  30,  2002,
respectively, compared with 31.9 percent and 34.1 percent for the same periods in 2001, respectively. The decrease in the effective tax rate was primarily due to a reduction in income tax expense, as a result of the restructuring of an existing subsidiary into a REIT. The effective tax rate for both the three and nine months ended September 30, 2002, were also positively impacted by non-taxable income from the $157 million investment in BOLI. This decrease was partially offset by additional tax expense being recorded due to the changes in New Jersey's Corporate Business Tax, effective retroactively to January 1, 2002. The effect of these State tax law changes is approximately $1.5 million of additional tax expense per year, or a net income reduction of approximately $0.01 per diluted share.* The effective tax rate is expected to continue at approximately 30 percent for the remainder of 2002.* Beginning in 2003, recurring annual benefits from the REIT restructuring are expected to be significantly lower.*

Business Segments

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

     The following table represents the financial data for the three months ended September 30, 2002 and 2001.


                                                                  Three Months Ended September 30, 2002
                                               ----------------------------------------------------------------------------
                                               ----------------------------------------------------------------------------
                                                                             (in thousands)
                                               ----------------------------------------------------------------------------
                                                                                                Corporate
                                                  Consumer     Commercial      Investment       and other
                                                  Lending        Lending       Management      adjustments      Total
                                               ----------------------------------------------------------------------------


Average interest earning assets                    $2,795,326     $2,788,367       $2,581,971             $0    $8,165,664

Income (loss) before income taxes                     $19,897        $18,808          $19,672       ($2,622)       $55,755

Return on average interest-earning
     assets (pre-tax)                                   2.85%          2.70%            3.05%             0%         2.73%
                                               ----------------------------------------------------------------------------


                                                                  Three Months Ended September 30, 2001
                                               ----------------------------------------------------------------------------
                                               ----------------------------------------------------------------------------
                                                                             (in thousands)
                                               ----------------------------------------------------------------------------
                                                                                                Corporate
                                                  Consumer     Commercial      Investment       and other
                                                  Lending        Lending       Management      adjustments      Total
                                               ----------------------------------------------------------------------------

Average interest earning assets                    $2,636,449     $2,602,927       $2,432,662             $0    $7,672,038

Income before income taxes                            $19,284        $19,835          $13,671            $75       $52,865

Return on average interest earning
     assets (pre-tax)                                   2.93%          3.05%            2.25%             0%         2.76%
                                               ----------------------------------------------------------------------------

Consumer Lending

     The consumer lending segment had a return on average interest earning assets before taxes of 2.85 percent for the three months ended September 30, 2002 compared with 2.93 percent for the three months ended September 30, 2001. Average interest earning assets increased $158.9 million, attributed primarily from volume gains in home equity and automobile loans. Increases in home equity loans were driven by favorable interest rates and marketing efforts. Increases in automobile loans were achieved primarily through strategic repositioning and expansion of Valley's auto loan dealer base. Average interest rates on consumer loans decreased 92 basis points, while the expenses associated with funding sources decreased 79 basis points to 1.97 percent. Income before income taxes increased $613 thousand to $19.9 million primarily as a result of increased volume.

Commercial Lending

     The net return on average interest earning assets before taxes decreased 35 basis points to 2.7 percent for the three months ended September 30, 2002, compared with 3.05 percent for the three months ended September 30, 2001. Average interest earning assets increased $185.4 million as a result of an increased volume of loans. Interest rates on commercial loans decreased by 106 basis points and the expenses associated with funding sources decreased by 79 basis points to 1.97 percent. Income before income taxes decreased by $1.0 million, driven by a lower net interest margin, higher provision for loan losses, increases in operating expenses and a larger allocation of the internal expense transfer resulting from increased average volume.


Investment Management

     The net return on average interest earning assets before taxes increased 80 basis points to 3.05 percent for the three months ended September 30, 2002 compared with 2.25 percent for the three months ended September 30, 2001. The yield on interest earning assets decreased by 13 basis points to 6.11 percent, and the expenses associated with funding sources decreased 79 basis points to
1.97 percent. Average interest earning assets increased by $149.3 million and income before income taxes increased $6.0 million primarily as a result of a lower funding sources and increased average balance of investments. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flow over the course of the third quarter, as low mortgage rates have triggered record refinancing activity. During the quarter, Valley added high quality mortgage-backed paper that provides a liquid, short duration based on the current interest rate environment and an attractive spread.

Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment such as gain on investment sales not included with investment management above, income from BOLI, distributions on capital securities, and may include non-recurring items such as: merger-related charges, gain on sales of loans, and service charges on deposit accounts. The loss before taxes for the corporate segment was $2.6 million for the three months ended September 30, 2002, compared with an income of $75 thousand for the three months ended September 30, 2001.

     The following table represents the financial data for the nine months ended September 30, 2002 and 2001.

                                                                 Nine Months Ended September 30, 2002
                                             ------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------
                                                                            (in thousands)
                                             ------------------------------------------------------------------------------
                                                                                               Corporate
                                                Consumer      Commercial      Investment       and other
                                                 Lending        Lending       Management      adjustments       Total
                                             ------------------------------------------------------------------------------


Average interest earning assets                   $2,718,476     $2,738,404       $2,596,936              $0    $8,053,816

Income (loss) before income taxes                    $60,499        $55,368          $56,569        ($6,535)      $165,901

Return on average interest-earning
     assets (pre-tax)                                  2.97%          2.70%            2.90%              0%         2.75%
                                             ------------------------------------------------------------------------------


                                                                 Nine Months Ended September 30, 2001
                                             ------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------
                                                                            (in thousands)
                                             ------------------------------------------------------------------------------
                                                                                               Corporate
                                                Consumer      Commercial      Investment       and other
                                                 Lending        Lending       Management      adjustments       Total
                                             ------------------------------------------------------------------------------

Average interest earning assets                   $2,667,723     $2,513,415       $2,442,443              $0    $7,623,581

Income (loss) before income taxes                    $56,131        $59,906          $42,409        ($8,090)      $150,356

Return on average interest earning
     assets (pre-tax)                                  2.81%          3.18%            2.32%              0%         2.63%
                                             ------------------------------------------------------------------------------

Consumer Lending

     The net return on average interest earning assets before taxes increased 16 basis points to 2.97 percent for the nine months ended September 30, 2002 compared with 2.81 percent for the nine months ended September 30, 2001. Average interest earning assets remained relatively unchanged at $2.7 billion. Average interest rates on consumer loans decreased by 80 basis points while the expenses associated with funding sources decreased 105 basis points. Income before income taxes increased $4.4 million to $60.5 million from $56.1 million, primarily as a result of the increase in net interest margin, partially offset by an increase in operating expenses.


Commercial Lending

     The net return on average interest earning assets before taxes decreased 48 basis points to 2.70 percent for the nine months ended September 30, 2002 compared with 3.18 percent for the nine months ended September 30, 2001. Average interest earning assets increased $225.0 million as a result of an increased volume of loans. Decrease in the prime lending rate resulted in a 140 basis point reduction in commercial loan rates, primarily due to a portion of loans tied to the prime rate index. The expenses associated with funding sources also decreased by 104 basis points. Income before income taxes decreased $4.5 million mainly as a result of the decreased margin, a higher provision for loan losses, higher non-interest expenses and a larger allocation of the internal expense transfer due to increased average volume.

Investment Management

     The net return on average interest earning assets before taxes increased to
2.90 percent for the nine months ended September 30, 2002 compared with 2.32 percent for the nine months ended September 30, 2001. The yield on interest earning assets decreased 52 basis points to 6.04 percent as a result of larger prepayments and lower yields on new investments and the expenses associated with funding sources decreased 104 basis points to 2.0 percent. Average interest earning assets increased $154.5 million to $2.6 billion. Income before income taxes increased $14.2 million as a result of higher outstanding average earning assets and the decrease in the expenses associated with funding sources in excess of the decrease in asset yield.


Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment which may include items such as: merger-related charges, non-recurring gains on sales of loans, service charges on deposit accounts and gains on investment sales not allocable to the investment segment. The loss before taxes for the corporate segment was $6.5 million for the nine months ended September 30, 2002, compared with a loss before taxes of $8.1 million for the nine months ended September 30, 2001. The decrease in the loss before taxes is primarily due to the pre-tax merger related charges of $9.0 million incurred in the nine months ended September 30, 2001 partly offset by distributions on capital securities and income from BOLI in the nine months ended September 30, 2002.


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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. According to the model run for the period ended September 30, 2002, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in a minimal change while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of approximately 2.1% or $7.3 million.

     The simulation model was subsequently updated to reflect the Federal Reserve's decision to decrease short term interest rates by 50 basis points on November 6, 2002. According to the revised model, an immediate interest rate increase of 100 basis points resulted in a decrease in net interest income of approximately 1.7% or $6.0 million while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 4.6% or $16.5 million. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.* The model assumes changes in interest rates without any proactive change in the balance sheet by management.

Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, strong cash-generating liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale, giving Valley accessibility to funds for immediate use. Liquid assets totaled $2.6 billion at September 30, 2002 and $2.5 billion at December 31, 2001. This represents 30.6 percent and 31.7 percent of earning assets and 28.7 percent and 29.6 percent of total assets at September 30, 2002 and December 31, 2001, respectively.

     On the liability side, the primary source of funds available to meet liquidity needs is VNB's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.4 billion for the nine months ended September 30, 2002 and $5.1 billion for the year ended December 31, 2001, representing 66.9 percent and 66.8 percent, respectively, of average interest earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank ("FHLB") advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Valley took advantage of $300 million in low rate intermediate term financing in the latter part of the quarter. $100 million will be used to re-finance higher rate borrowings maturing in November 2002 while the balance is expected to benefit future periods by more closely matching the duration of interest earning assets with interest bearing liabilities.*

     Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2002, there were $444.7 million of proceeds from the sales of investment securities available for sale and proceeds of $755.4 million from maturities, redemptions and prepayments of principal on investment securities available for sale. Purchases of investment securities for the nine months ended September 30, 2002 were $1.2 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the nine months ended September 30, 2002 and the year ended December 31, 2001.

     Valley's recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock.* The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million trust preferred securities. At September 30, 2002, Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which none was drawn. This line is available for general corporate purposes and expires June 13, 2003. Borrowings under this facility, if any, are collateralized by equity securities of no less than 120 percent of the loan balance.

     As of September 30, 2002 and December 31, 2001, Valley had a total of $2.2 billion of securities available for sale recorded at their fair value. As of September 30, 2002, the investment securities available for sale had an unrealized gain of $41.3 million, net of deferred taxes, compared with $20.8 million, net of deferred taxes, at December 31, 2001. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley.

Loan Portfolio

     As of September 30, 2002, total loans were $5.62 billion, $5.49 billion at June 30, 2002 and $5.33 billion at December 31, 2001. The following table reflects the composition of the loan portfolio as of September 30, 2002, June 30, 2002 and December 31, 2001.

                                                      LOAN PORTFOLIO

                                                   September 30,            June 30,           December 31,
                                                       2002                   2002                 2001
                                                                        (in thousands)

            Commercial                                   $1,120,705             $1,090,045          $1,080,852
                                                --------------------   --------------------  ------------------
              Total commercial loans                      1,120,705              1,090,045           1,080,852

            Construction                                    211,063                201,341             206,789
            Residential mortgage                          1,331,237              1,310,485           1,323,877
            Commercial mortgage                           1,453,317              1,441,810           1,365,344
                                                --------------------   --------------------  ------------------
              Total mortgage loans                        2,995,617              2,953,636           2,896,010

            Home equity                                     445,028                428,805             398,102
            Credit card                                      11,214                 11,220              12,740
            Automobile                                      939,105                903,404             842,247
            Other consumer                                  109,151                102,753             101,856
                                                --------------------   --------------------  ------------------
              Total consumer loans                        1,504,498              1,446,182           1,354,945

                                                --------------------   --------------------  ------------------
               Total loans                               $5,620,820             $5,489,863          $5,331,807
                                                ====================   ====================  ==================

            As a percent of total loans:
            Commercial loans                                   19.9%                  19.9%               20.3%
            Mortgage loans                                     53.3                   53.8                54.3
            Consumer loans                                     26.8                   26.3                25.4
                                                --------------------   --------------------  ------------------
              Total                                           100.0%                 100.0%              100.0%
                                                ====================   ====================  ==================


     Valley's loan portfolio continues a steady upward trend while maintaining emphasis on credit quality. On an annualized basis, total loans increased 7.2 percent, reflecting overall growth in commercial, residential and consumer lending.

     For the nine month period ended September 30, 2002, commercial loans increased 3.7 percent or 4.9 percent annualized, partly due to increased commercial line draw downs as well as increased aviation and small business administration loan financing.

     For the nine month period ended September 30, 2002, total mortgage loans increased 3.4 percent or 4.6 percent on an annual basis mainly due to a favorable interest rate environment and stable economic conditions in Valley's lending area. This growth was primarily due to a 6.4 percent or 8.6 percent annualized increase in the commercial mortgage portfolio. Valley often sells many of its newly originated conforming residential mortgage loans with low long-term  fixed  rates  into  the  secondary  market,  but may  retain  amounts necessary  to balance  Valley's  overall  asset mix.  Excluding  these  sales of approximately $146.1 million, residential loans would have increased 11.6 percent or 15.5 percent on an annual basis.

     Consumer loans, for the nine month period ended September 30, 2002, posted an increase of 11.0 percent or 14.7 percent annualized primarily due to increased automobile and home equity lending. On May 1, 2002, Valley sold its Canadian finance subsidiary, VNB Financial Services with automobile loans totaling $24.1 million to State Farm Mutual Automobile Insurance. Despite this sale, Valley grew its automobile lending program 11.5 percent or 15.3 percent annualized through increased indirect dealer activity while maintaining what it believes to be high credit quality.* Excluding loans sold to State Farm, automobile loans would have increased 14.4 percent or 19.1 percent annualized. Automobile loan growth can be negatively impacted by manufacturers' based incentives such as zero percent financing and therefore, Valley cannot guarantee the same performance in future periods.*


Non-performing Assets

     Non-performing assets include non-accrual loans and other real estate owned ("OREO"). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Non-performing assets totaled $19.6 million at September 30, 2002, compared with $18.8 million at December 31, 2001, an increase of approximately $800 thousand. At September 30, 2002 and December 31, 2001, non-performing assets amounted to 0.35 percent of loans and OREO.

     Loans 90 days or more past due and not included in the non-performing category totaled $5.1 million at September 30, 2002, compared with $10.5 million at December 31, 2001. These loans are primarily commercial mortgage loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $3.7 million at September 30, 2002 and $3.8 million at December 31, 2001.

     Total loans past due in excess of 30 days were 1.03 percent of all loans at September 30, 2002 compared with 1.29 percent at September 30, 2001 and 1.30 percent at December 31, 2001.

     The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

                                                        LOAN QUALITY
                                                                 September 30,          June 30,         December 31,
                                                                      2002                2002               2001
                                                                                    (in thousands)
   Loans past due in excess of
       90 days and still accruing                                           $5,146             $10,216           $10,456
                                                              ===========================================================
   Non-accrual loans                                                       $19,647             $19,553           $18,483
   Other real estate owned                                                       0                   0               329
                                                              -----------------------------------------------------------
       Total non-performing assets                                         $19,647             $19,553           $18,812
                                                              -----------------------------------------------------------
   Troubled debt restructured loans                                          $   0               $ 866             $ 891
                                                              -----------------------------------------------------------
   Non-performing loans as a % of loans                                      0.35%               0.36%             0.35%
                                                              -----------------------------------------------------------
   Non-performing assets as a % of
       loans plus other real estate owned                                    0.35%               0.36%             0.35%
   Allowance as a % of loans                                                 1.18%               1.17%             1.20%


Allowance for loan losses

     At September 30, 2002, the allowance for loan losses totaled $66.2 million compared with $63.8 million at December 31, 2001. The allowance is adjusted by provisions charged against income and loans charged-off net of recoveries. Net loan charge-offs were $8.6 million and $1.4 million for the nine and three months ended September 30, 2002 compared with $5.0 million and $24 thousand for the nine and three months ended September 30, 2001, respectively.

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

     Historically, Valley has made provisions based on net charge-off levels. In the current economic environment, that information is applied to the composition of the loan portfolio to provide adequate levels in the allowance for loan losses*. The following summarizes the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001.

                                                  ALLOWANCE FOR LOAN LOSSES

                                                                Three Months Ended                Nine Months Ended
                                                                                   September 30,
                                                          -----------------------------------------------------------------
                                                               2002            2001              2002           2001
                                                          -------------------------------- --------------------------------
                                                                                   (in thousands)
Average loans outstanding                                      $5,551,898      $5,231,510        $5,421,635     $5,157,459
                                                          ================================ ================================
Beginning balance:
    Allowance for loan losses                                     $64,299         $61,996           $63,803        $61,995

Loans charged-off                                                 (2,982)         (1,390)          (12,962)        (8,232)
Recoveries                                           1,573          1,366                4,370        3,274
                                                          -------------------------------- --------------------------------
    Net charge-offs                                               (1,409)            (24)           (8,592)        (4,958)
Provision charged to operations                                     3,299           2,700            10,978          7,635
Ending balance:
                                                          -------------------------------- --------------------------------
    Allowance for loan losses                                     $66,189         $64,672           $66,189        $64,672
                                                          ================================ ================================

Ratio of net charge-offs during the period to
    average loans outstanding during the period                     0.10%          0.002%             0.21%          0.13%



Capital Adequacy

     A significant measure of the strength of a financial institution is its shareholders' equity. At September 30, 2002, shareholders' equity totaled $653.2 million or 7.2 percent of total assets, compared with $678.4 million or 7.9 percent at year-end 2001. This decrease is primarily the result of Valley's continued share repurchase program.

     On August 21, 2001, Valley's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* As of September 30, 2002, Valley had repurchased approximately 6.8 million shares of its common stock at an average cost of $25.60 per share. In conjunction with the five for four stock split issued on May 2002, treasury shares in the amount of $88.6 million were retired.

     Included in shareholders' equity as components of accumulated other comprehensive income at September 30, 2002 was a $41.3 million unrealized gain on investment securities available for sale, net of tax, as compared with an unrealized gain of $20.8 million at December 31, 2001.

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

     In November 2001, Valley, through a wholly-owned subsidiary, sold $200.0 million of trust preferred securities, which qualify as Tier I capital, within regulatory limitations. Including these securities, at September 30, 2002, Valley's capital position under risk-based capital guidelines was $795.6 million or 12.2 percent of risk-weighted assets for Tier 1 capital and $861.8 million or
13.3 percent for Total risk-based capital. The comparable ratios at December 31, 2001 were 14.1 percent for Tier 1 capital and 15.2 percent for Total risk-based capital. At September 30, 2002 and December 31, 2001, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 9.2 percent and
10.3 percent, respectively. Valley's ratios at September 30, 2002 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share remained at $7.10 as of September 30, 2002 and December 31, 2001.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings by net income, was 47.1 percent for the nine months ended September 30, 2002, compared with 44.6 percent for the nine months ended September 30, 2001. Cash dividends declared amounted to $0.66 per share, for the nine months ended September 30, 2002, equivalent to a dividend pay-out ratio of 52.9 percent, compared with 55.4 percent for the same period in 2001. Valley declared a five for four stock split on April 10, 2002, to shareholders of record on May 3, 2002, issued May 17, 2002. The Board also approved an increase of the annual dividend rate to $0.90 per share, compared with $0.85 per share, on an after split basis. The increased cash dividend, which is payable quarterly, began on July 1, 2002. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk See page 22 for a discussion of interest rate sensitivity.


Item 4. Controls and Procedures
     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                                    PART II


      Item 6.  Exhibits and Reports on Form 8-K

      (a)Exhibits
             None

      (b)Reports on Form 8-K
             None

                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VALLEY NATIONAL BANCORP
                                                (Registrant)



Date: November 12, 2002
                                                /s/ GERALD H. LIPKIN
                                                GERALD H. LIPKIN
                                                CHAIRMAN, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER



Date: November 12, 2002
                                                /s/ ALAN D. ESKOW
                                                ALAN D. ESKOW
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER




                                     CERTIFICATIONS


I, Gerald H. Lipkin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Valley National Bancorp;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman, President and Chief Executive Officer



I, Alan D. Eskow, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Valley National Bancorp;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ ALAN D. ESKOW
Alan D. Eskow
Executive Vice President and Chief Financial Officer