Form 10-K
period 2002-12-31
VALLEY NATIONAL BANCORP
filed 2003-03-06
CIK 714310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-11277

VALLEY NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)

973-305-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange

VNB Capital Trust I 7.75% Trust Originated Securities (and the Guarantee by Valley National Bancorp with respect thereto)	New York Stock Exchange

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

Yes  ☑            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☑            No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.2 billion on December 31, 2002.

There were 90,223,880 shares of Common Stock outstanding at February 7, 2003.

Documents incorporated by reference:

Certain portions of the Registrant’s Definitive Proxy Statement (the “2003 Proxy Statement”) for the 2003 Annual Meeting of Shareholders to be held April 9, 2003 will be incorporated by reference in Part III.

PART I

Item 1.    Business

Valley National Bancorp (“Valley”) is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At December 31, 2002, Valley had consolidated total assets of $9.1 billion, total deposits of $6.7 billion and total shareholders’ equity of $631.7 million. In addition to its principal subsidiary, Valley National Bank (“VNB”), Valley formed a wholly-owned subsidiary during 2001, VNB Capital Trust I, through which it issued trust preferred securities.

VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services. At December 31, 2002, VNB maintained 128 branch offices located in northern New Jersey and Manhattan. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services. VNB also provides through wholly-owned subsidiaries the services of an all-line insurance agency, title insurance agencies, Securities and Exchange Commission (“SEC”) registered investment advisors and beginning January 1, 2003, a registered securities broker dealer.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; title insurance agencies; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and as of January 1, 2003, a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to outside shareholders, most of whom are non-senior management VNB employees.

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio, and corporate and other adjustments. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data—Note 20 of the Notes to Consolidated Financial Statements.”

Valley makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Additionally, Valley will also provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations 1455 Valley Road, Wayne, NJ 07470.

Recent Developments

On January 1, 2003, VNB completed its acquisition of Glen Rauch Securities, Inc. (“Glen Rauch”), a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch was a cash acquisition with subsequent earn-out payments. For 2002, Glen Rauch’s annual revenues were approximately $5.0 million. Glen Rauch, an SEC registered broker-dealer subsidiary, has become part of Valley’s Financial Services Division.

On October 31, 2002, VNB acquired NIA/Lawyers Title Agency, LLC (“NIA/Lawyers”), a title insurance agency based in Paramus, NJ. For 2001, NIA/Lawyers’ annual revenues were approximately $5.0 million. NIA/Lawyers, a subsidiary, has become part of Valley’s Financial Services Division.

In August 2002, Valley completed its acquisition of Masters Coverage Corp. (“Masters”), an independent insurance agency. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters was a cash acquisition with subsequent earn-out payments. For 2001, Masters’ annual revenues were approximately $5.6 million. Masters, a subsidiary, has become part of Valley’s Financial Services Division.

In July 2002, Valley announced that it will expense the cost of all stock options the company grants beginning with options granted and earnings reported for the calendar year 2002. While the impact of expensing stock options was not material to Valley’s financial statements for 2002, the impact on Valley’s net income is expected to increase over time as options vest and new options are granted. Based on Valley’s historical levels of earnings and stock options issued, the effect of expensing options is expected to amount to approximately $0.02 per diluted share annually when it makes its full impact on earnings at the end of the phase-in period.

During the quarter ended June 30, 2002, a two-year Federal investigation culminated in the arrest of an officer of the International Private Banking Department of the Merchants Bank Division and the seizure of 39 accounts that the officer managed. The officer was charged with money laundering in furtherance of narcotic trafficking activity, tax evasion, and unlicensed money transmitting. Valley became aware of the investigation by Federal Law Enforcement Officials during the course of its own due diligence investigation, prior to the acquisition of Merchants Bank. Valley representatives met with the office of the U.S. Attorney and continued the ongoing cooperation with the investigation into the International Private Banking Department. Throughout the course of the investigation, there was never any adverse impact upon Valley, its funds, its legitimate customers or its operations. Valley is continuing its policy of full and complete cooperation with State and Federal Law Enforcement Authorities in the investigation of criminal conduct that in any way affects the integrity of Valley National Bank and its customers’ accounts.

On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, Inc., a Canadian finance company, to State Farm Mutual Automobile Insurance Company (“State Farm”) for a purchase price equal to Valley’s equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

Competition

The market for banking and bank-related services is highly competitive. Valley and VNB compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition intensified as a consequence of the Gramm-Leach-Bliley Act (discussed below) and interstate banking laws now in effect. Valley and VNB compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, Valley regularly reviews its products, locations, alternative delivery channels and various acquisition prospects and periodically engages in discussions regarding possible acquisitions.

Employees

At December 31, 2002, VNB and its subsidiaries employed 2,257 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on VNB. It is intended only to briefly summarize some material provisions.

Bank Holding Company Regulation

Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through VNB require approval of the office of the Comptroller of the Currency of the United States (“OCC”). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate banks, with branches in more than one state. Under the legislation, each state had the opportunity to “opt-out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

Recent Legislation

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Form 4s;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board; and

•	various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of “concentration accounts,” and required all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions applicable to national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Modernization Act”) became effective in early 2000. The Modernization Act:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals.

The OCC has adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank’s capital in measuring all capital ratios. VNB owns three financial subsidiaries - Masters, NIA/Lawyers and Glen Rauch. Valley has not elected to become a financial holding company.

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

Regulation of Bank Subsidiary

VNB is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid to Valley by VNB. Payment of dividends to Valley by its subsidiary bank, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

Loans to Related Parties

VNB’s authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of VNB’s capital. In addition, extensions of credit in excess of certain limits must be approved by VNB’s board of directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than VNB, may not extend or arrange for any personal loans to its directors and executive officers.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. VNB received a “satisfactory” CRA rating in its most recent examination.

Restrictions on Activities Outside the United States

Until May of 2002, when the activities in Canada ceased, Valley’s activities in Canada were conducted through VNB and in the United States were subject to Sections 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Under these provisions, VNB may invest no more than 10 percent of its capital in foreign banking operations. In addition to investments, VNB may extend credit or guarantee loans for these entities and such loans or guarantees are generally not subject to the loans to one person limitation, although they are subject to prudent banking limitations. The foreign banking operations of VNB are subject to supervision by the FRB, as well as the OCC. In Canada, VNB’s activities also are subject to the laws and regulations of Canada and to regulation by Canadian banking authorities. Regulation K generally restricts activities by United States banks outside of the United States to activities that are permitted for banks within the United States. As a consequence, activities by VNB through its subsidiaries outside of the United States would generally be limited to banking and activities closely related to banking with certain significant exceptions. Valley and VNB currently have no operations outside the United States.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the Federal Deposit Insurance Corp (“FDIC”) can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

FIRREA also imposes certain independent appraisal requirements upon a bank’s real estate lending activities and further imposes certain loan-to-value restrictions on a bank’s real estate lending activities. The bank regulators have promulgated regulations in these areas.

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Modernization Act, all depository institutions must be “well capitalized”. The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Item 2.    Properties

VNB’s corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, mortgage and consumer lending, the operations and data processing center, and the executive offices of both Valley and VNB. Two of the three buildings are owned by a subsidiary of VNB and leased to VNB, the other building is leased by VNB from an independent third party.

VNB owns another office building in Wayne, New Jersey which is occupied by those departments and subsidiaries providing trust and investment management services. A subsidiary of VNB also owns an office building and a condominium office in Manhattan, which are leased to VNB and which house a portion of its New York lending and operations.

VNB provides banking services at 128 locations of which 55 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 73 locations are leased from independent third parties.

Item 3.    Legal Proceedings

There were no material pending legal proceedings to which Valley or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which are not expected to have any material effect on the business or financial condition of Valley.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Names	Age at December 31, 2002	Executive Officer Since	Office
Gerald H. Lipkin	61	1975	Chairman of the Board, President and Chief Executive Officer of Valley and VNB
Spencer B. Witty	88	2001	Vice Chairman of Valley and VNB
Peter Crocitto	45	1991	Executive Vice President of Valley and VNB
Alan D. Eskow	54	1993	Executive Vice President and Chief Financial Officer of Valley and VNB
James G. Lawrence	59	2001	Executive Vice President of Valley and VNB
Robert M. Meyer	56	1997	Executive Vice President of Valley and VNB
Peter John Southway	42	1989	Executive Vice President of Valley and VNB
Kermit R. Dyke	55	2001	First Senior Vice President of VNB
Albert L. Engel	54	1998	First Senior Vice President of VNB
Robert E. Farrell	56	1990	First Senior Vice President of VNB
Richard P. Garber	59	1992	First Senior Vice President of VNB
Eric W. Gould	34	2001	First Senior Vice President of VNB
Robert J. Mulligan	55	1991	First Senior Vice President of VNB
Garret G. Nieuwenhuis	62	2001	First Senior Vice President of VNB
John H. Prol	65	1992	First Senior Vice President of VNB
Jack M. Blackin	60	1993	Senior Vice President of Valley and VNB

All officers serve at the pleasure of the Board of Directors.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Shareholder Matters

Valley’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol VLY. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the cash dividends declared per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends.

	Year 2002			Year 2001
	High	Low	Dividend	High	Low	Dividend
First Quarter	$28.42	$25.81	$0.212	$25.33	$19.09	$0.198
Second Quarter	29.04	26.05	0.225	22.68	20.57	0.212
Third Quarter	28.77	24.24	0.225	23.84	20.48	0.212
Fourth Quarter	28.42	24.44	0.225	26.36	22.40	0.212

Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business—Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 16 of the Notes to Consolidated Financial Statements.” In addition, under the terms of Valley’s trust preferred securities, Valley could not pay dividends on its common stock if it deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

There were 9,375 shareholders of record as of December 31, 2002.

In 2000, Valley issued 75,634 shares of its common stock to the shareholders of Hallmark Capital Management, Inc. (“Hallmark”) pursuant to a merger of Hallmark into a subsidiary of Valley. In 2002 and 2001, Valley issued an additional 45,251 and 32,911 shares, respectively, of its common stock pursuant to subsequent earn-out payments. All shares reflect the 5 for 4 stock split issued in May 2002. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. These shares have been subsequently registered for resale on Form S-3 under the Securities Act.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for share data)
Summary of Operations:
Interest income (taxable equivalent)	$523,135	$559,557	$575,003	$524,758	$505,096
Interest expense	157,723	218,653	252,648	208,792	208,531

Net interest income (taxable equivalent)	365,412	340,904	322,355	315,966	296,565
Less: tax equivalent adjustment	5,716	6,071	6,797	6,940	7,535

Net interest income	359,696	334,833	315,558	309,026	289,030
Provision for loan losses	13,644	15,706	10,755	11,035	14,070

Net interest income after provision for loan losses	346,052	319,127	304,803	297,991	274,960
Gains on securities transactions, net	7,092	3,564	355	2,625	1,480
Non-interest income	74,146	64,912	58,745	51,178	49,342
Non-interest expense	207,994	188,248	171,139	164,719	170,097

Income before income taxes	219,296	199,355	192,764	187,075	155,685
Income tax expense	64,680	64,151	66,027	61,734	38,512

Net income	$154,616	$135,204	$126,737	$125,341	$117,173

Per Common Share (1):
Earnings per share:
Basic	$1.66	$1.39	$1.29	$1.22	$1.13
Diluted	1.65	1.39	1.28	1.21	1.11
Dividends declared	0.89	0.83	0.78	0.74	0.68
Book value	6.98	7.10	6.73	6.43	6.73
Weighted average shares outstanding:
Basic	93,126,550	97,033,475	98,266,160	102,979,111	104,023,378
Diluted	93,673,408	97,548,330	99,044,463	103,953,259	105,452,494
Ratios:
Return on average assets	1.79%	1.68%	1.66%	1.70%	1.70%
Return on average shareholders’ equity	23.59	19.70	20.24	18.30	17.72
Average shareholders’ equity to average assets	7.57	8.53	8.22	9.31	9.58
Dividend payout	53.61	59.71	60.47	60.66	60.18
Risk-based capital:
Tier 1 capital	11.49	14.09	11.26	12.03	13.82
Total capital	12.55	15.15	12.33	13.17	15.05
Leverage capital	8.68	10.26	8.48	8.81	9.71
Financial Condition at Year-End:
Assets	$9,134,674	$8,583,765	$7,901,260	$7,755,707	$7,168,540
Loans, net of allowance	5,698,401	5,268,004	5,127,115	4,927,621	4,446,806
Deposits	6,683,387	6,306,974	6,136,828	6,010,233	5,904,473
Shareholders’ equity	631,738	678,375	655,982	652,708	702,787

(1)	All per share amounts reflect the 5 for 4 stock split issued May 17, 2002, and all prior stock splits and dividends.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an “asterisk” (*) or such forward-looking terminology as “expect,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, unanticipated changes in the direction of interest rates, effective income tax rates, loan prepayment assumptions, cash flows, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality and origination volume, continued relationships with major customers, as well as the effects of general economic conditions and legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Recent Developments

On January 1, 2003, VNB completed its acquisition of Glen Rauch, a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch was a cash acquisition with subsequent earn-out payments. For 2002, Glen Rauch’s annual revenues were approximately $5.0 million. Glen Rauch has become a subsidiary under Valley’s Financial Services Division.

On October 31, 2002, VNB acquired NIA/Lawyers, a title insurance agency based in Paramus, NJ. For 2001, NIA/Lawyers’ annual revenues were approximately $5.0 million. NIA/Lawyers has become a subsidiary under Valley’s Financial Services Division.

In August 2002, Valley completed its acquisition of Masters, an independent insurance agency. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters was a cash acquisition with subsequent earn-out payments. For 2001, Masters’ annual revenues were approximately $5.6 million. The Masters operation is now a wholly-owned subsidiary of VNB and is part of Valley’s Financial Services Division.

In July 2002, Valley announced that it will expense the cost of all stock options the company grants beginning with options granted and earnings reported for the calendar year 2002. While the impact of expensing stock options was not material to Valley’s financial statements for 2002, the impact on Valley’s net income is expected to increase over time as options vest and new options are granted*. Based on Valley’s historical levels of earnings and stock options issued, the effect of expensing options is expected to amount to approximately $0.02 per diluted share annually when it makes its full impact on earnings at the end of the phase-in period.*

During the quarter ended June 30, 2002, a two-year Federal investigation culminated in the arrest of an officer of the International Private Banking Department of the Merchants Bank Division and the seizure of 39 accounts that the officer managed. The officer was charged with money laundering in furtherance of narcotic trafficking activity, tax evasion, and unlicensed money transmitting. Valley became aware of the investigation by Federal Law Enforcement Officials during the course of its own due diligence investigation, prior to the acquisition of Merchants Bank. Valley representatives met with the office of the U.S. Attorney and continued the ongoing cooperation with the investigation into the International Private Banking Department. Throughout the course of the investigation, there was never any adverse impact upon Valley, its funds, its legitimate customers or its operations. Valley is continuing its policy of full and complete cooperation with State and Federal Law Enforcement Authorities in the investigation of criminal conduct that in any way affects the integrity of Valley National Bank and its customers’ accounts.

On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, Inc., a Canadian finance company, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley’s equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

Earnings Summary

Net income was $154.6 million, or $1.65 per diluted share in 2002 compared with $135.2 million, or $1.39 per diluted share, in 2001 (2001 earnings per share amounts reflect the 5 for 4 stock split issued May 17, 2002). 2001 net income includes a net, after tax charge of $7.0 million, or $0.07 per diluted share, recorded in connection with the first quarter acquisition of Merchants New York Bancorp (“Merchants”). Return on average assets for 2002 rose to 1.79 percent compared with 1.68 percent in 2001, while the return on average equity increased to 23.59 percent in 2002 compared with 19.70 percent in 2001.

Although interest rates declined in 2002 and 2001, Valley’s net interest income increased $24.9 million, contributing to increased earnings per share. An increase in average loan and investment volume helped offset the decline in interest rates, as well as decreased interest rates paid on deposits and short-term borrowings. Earnings for 2002 were also impacted by non-interest income such as: the gains on sales of securities, gain from the sale of an office building, increased income from additional investments in the Bank Owned Life Insurance (“BOLI”) and a gain from the sale of Valley’s Canadian subsidiary, as well as a tax benefit realized as a result of the restructuring of an existing subsidiary into a REIT. These increases were partly offset by the loss of income due to the stock buyback program and higher salaries and employee benefit expenses, amortization of mortgage servicing rights, as well as distributions on capital securities.

Net Interest Income

Net interest income continues to be the largest source of Valley’s operating income. Net interest income on a tax equivalent basis increased to $365.4 million for 2002 compared with $340.9 million for 2001. Higher average balances of total interest earning assets, primarily loans and taxable investments, were offset by lower average interest rates for these interest earning assets during 2002 compared with 2001. Also, for 2002, total average interest bearing liabilities increased causing interest expense to increase, but was substantially offset by declining rates associated with these liabilities compared to 2001. The net interest margin on a tax equivalent basis increased to 4.51 percent for 2002 compared with 4.45 percent for 2001. In an effort to stimulate the economy, the Federal Reserve decreased short-term interest rates 50 basis points in November 2002 and in 2001 decreased short-term interest rates eleven times for a total of 475 basis points. As a result, the prime rate declined and Valley was able to reduce liability costs contributing to an increase in its net interest margin and net interest income. In the latter part of 2002, Valley’s net interest income and net interest margin were negatively affected by lower interest rates in conjunction with shorter duration investments, substantial investment and mortgage prepayments and the stock repurchase program. The net interest margin and net interest income may continue to be negatively impacted in 2003 by a sluggish economy, continued low interest rates coupled with high loan and investment refinancing and prepayment.* There can be no assurances of how future changes in interest rates will affect net interest income.*

Average interest earning assets increased $442.3 million or 5.8 percent in 2002 over the 2001 amount. This was mainly the result of the increase in average balance of loans of $289.3 million or 5.6 percent and the increase in average balance of taxable investments of $149.0 million or 7.0 percent.

Average interest bearing liabilities for 2002 increased $281.5 million or 4.7 percent from 2001. Average savings deposits increased $329.9 million or 13.8 percent while average time deposits decreased $96.6 million or 3.9 percent from 2001. Average short-term borrowings decreased $78.2 million or 29.7 percent over 2001 balances. Average long-term debt, which includes primarily Federal Home Loan Bank (“FHLB”) advances, increased $126.4 million, or 14.4 percent. In conjunction with declining interest rates, Valley re-financed maturities on higher rate borrowings by converting to longer term FHLB advances resulting in a large increase in long-term debt and a decrease in short-term borrowings. The extension of maturities was part of an effort to more closely match Valley’s funding sources with its loan portfolio and reduce future interest rate risk.*

Average interest rates, in all categories of interest earning assets and interest bearing liabilities, decreased during 2002 compared to 2001. The average interest rate for loans decreased 96 basis points to 6.72 percent and the average interest rate for taxable investments decreased 53 basis points to 6.0 percent. Average interest rates on total interest earning assets decreased 85 basis points to 6.45 percent. Average interest rates also decreased on total interest bearing liabilities by 113 basis points to 2.52 percent from 3.65 percent. Average interest rates on deposits decreased by 125 basis points to 2.01 percent. The increase in the net interest margin from 4.45 percent in 2001 to 4.51 percent in 2002 resulted from a larger increase in net interest income in relationship to the growth in average interest earning assets and from reduced liability costs in conjunction with reduced yields in a declining interest rate environment. Valley generally has been able to increase the net interest margin in a declining rate environment, as there were a greater amount of liabilities tied to short-term rates than assets.* However, since the November 2002 reduction in short-term interest rates by the Federal Reserve Bank, Valley has experienced a margin compression, as rates on some deposit products have reached a floor. Conversely, in a rising interest rate environment, Valley may experience some increase in its net interest margin.* For further information, see the caption “Interest Rate Sensitivity” discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table reflects the components of net interest income for each of the three years ended December 31, 2002, 2001 and 2000.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2002			2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$5,489,344	$368,682	6.72%	$5,199,999	$399,330	7.68%	$5,065,852	$420,500	8.30%
Taxable investments (3)	2,285,445	137,137	6.00	2,136,459	139,511	6.53	1,939,191	132,400	6.83
Tax-exempt investments(1)(3)	227,267	15,529	6.83	221,752	16,100	7.26	244,833	17,851	7.29
Federal funds sold and other short-term investments	108,209	1,787	1.65	109,768	4,616	4.21	68,615	4,252	6.20

Total interest earning assets	8,110,265	$523,135	6.45	7,667,978	$559,557	7.30	7,318,491	$575,003	7.86

Allowance for loan losses	(66,152)			(63,564)			(65,706)
Cash and due from banks	184,973			182,955			187,625
Other assets	380,023			229,067			217,160
Unrealized gain(loss) on securities available for sale	51,248			25,962			(36,774)

Total assets	$8,660,357			$8,042,398			$7,620,796

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$2,719,107	$33,092	1.22%	$2,389,179	$45,742	1.91%	$2,260,379	$57,470	2.54%
Time deposits	2,361,527	68,858	2.92	2,458,168	112,417	4.57	2,423,099	133,156	5.50

Total interest bearing deposits	5,080,634	101,950	2.01	4,847,347	158,159	3.26	4,683,478	190,626	4.07
Short-term borrowings	185,305	2,570	1.39	263,497	11,424	4.34	432,849	26,598	6.14
Long-term debt	1,004,765	53,203	5.29	878,364	49,070	5.59	582,980	35,424	6.08

Total interest bearing liabilities	6,270,704	157,723	2.52	5,989,208	218,653	3.65	5,699,307	252,648	4.43

Demand deposits	1,446,296			1,301,231			1,254,103
Other liabilities	87,910			36,114			41,190
Capital securities	200,000			29,686			—
Shareholders’ equity	655,447			686,159			626,196

Total liabilities and shareholders’ equity	$8,660,357			$8,042,398			$7,620,796

Net interest income
(tax equivalent basis)		365,412			340,904			322,355
Tax equivalent adjustment		(5,716)			(6,071)			(6,797)

Net interest income		$359,696			$334,833			$315,558

Net interest rate differential			3.94%			3.65%			3.43%

Net interest margin (4)			4.51%			4.45%			4.40%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2002 Compared to 2001 Increase(Decrease)(1)			2001 Compared to 2000 Increase(Decrease)(1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$(30,648)	$21,364	$(52,012)	$(21,170)	$10,917	$(32,087)
Taxable investments	(2,374)	9,364	(11,738)	7,111	13,058	(5,947)
Tax-exempt investments (2)	(571)	393	(964)	(1,751)	(1,676)	(75)
Federal funds sold and other short-term investments	(2,829)	(65)	(2,764)	364	2,017	(1,653)

	(36,422)	31,056	(67,478)	(15,446)	24,316	(39,762)

Interest expense:
Savings deposits	(12,650)	5,684	(18,334)	(11,728)	3,123	(14,851)
Time deposits	(43,559)	(4,263)	(39,296)	(20,739)	1,901	(22,640)
Short-term borrowings	(8,854)	(2,690)	(6,164)	(15,174)	(8,658)	(6,516)
Long-term debt	4,133	6,791	(2,658)	13,646	16,700	(3,054)

	(60,930)	5,522	(66,452)	(33,995)	13,066	(47,061)

Net interest income
(tax equivalent basis)	$24,508	$25,534	$(1,026)	$18,549	$11,250	$7,299

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2002, 2001 and 2000.

NON-INTEREST INCOME

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Trust and investment services	$4,493	$4,404	$3,563
Service charges on deposit accounts	19,640	19,171	18,180
Gains on securities transactions, net	7,092	3,564	355
Fees from loan servicing	9,457	10,818	10,902
Credit card fee income	3,184	3,535	8,403
Gains on sales of loans, net	6,934	10,601	2,227
Bank owned life insurance	6,712	2,120	—
Other	23,726	14,263	15,470

Total non-interest income	$81,238	$68,476	$59,100

Non-interest income continues to represent a considerable source of income for Valley. Excluding gains on securities transactions, total non-interest income amounted to $74.1 million for 2002 compared with $64.9 million for 2001.

Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. Fee income from asset management and brokerage commissions were negatively impacted by the weak equity market during 2002 and 2001.

Service charges on deposit accounts increased $469 thousand or 2.4 percent from $19.2 million for the year ended December 31, 2001 to $19.6 million for the year ended December 21, 2002. A majority of this increase was due to an increase in service fees charged.

Gains on securities transactions, net increased $3.5 million to $7.1 million for the year ended December 31, 2002 as compared to $3.6 million for the year ended December 31, 2001. As a result of the sale of equity securities during 2002, gains of approximately $5.1 million were recorded including a $4.2 million gain on the sale of Vista Bancorp common stock. The remaining securities gains of $2.0 million represented sales of mortgage-backed securities. In the current economic environment of heavy refinancing activity, mortgage-backed securities were experiencing above normal prepayments. Additional sales may take place with changes in interest rates to adjust for portfolio yields, duration and total return.*

Included in fees from loan servicing are fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2002, fees from servicing residential mortgage loans totaled $8.1 million and fees from servicing SBA loans totaled $1.4 million, as compared to $9.5 million and $1.3 million for the year ended December 31, 2001. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. (“MSI”) for others approximated $1.8 billion, $2.4 billion and $2.5 billion at December 31, 2002, 2001 and 2000, respectively. The heavy prepayment activity resulted in less fee income during 2002 from the serviced mortgage loan portfolio, in spite of increased origination volume by VNB. If long-term interest rates remain low during 2003, then this level of prepayment activity and reduced fee income may continue.*

Gains on sales of loans decreased to $6.9 million for the year 2002 compared to $10.6 million for the prior year. The decrease in gains was primarily attributed to the $4.9 million pre-tax gain recorded in January 2001 on the sale of the $66.6 million co-branded ShopRite Mastercard credit card portfolio, partially mitigated by increased secondary market activity for residential mortgages and SBA lending. During 2002, approximately $4.1 million of gains from the sale of residential mortgage loans and $2.8 million of gains from the sale of SBA loans were recorded by VNB for sale into the secondary market.

During the first quarter of 2002, Valley invested $50.0 million in BOLI in addition to $100.0 million invested in 2001 to help offset the rising cost of employee benefits. Income of $6.7 million was recorded from the BOLI during the year ended December 31, 2002, an increase of $4.6 million over the prior year. However, with lower yields on BOLI investments, the income from BOLI has declined during 2002, and could continue to decline during 2003, potentially resulting in lower income on the BOLI in 2003.* BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries or high grade corporate securities and is managed by two investment firms.

Other non-interest income increased $9.5 million to $23.7 million in 2002 as compared to 2001. This increase includes a $1.0 million gain recorded in the third quarter of 2002 from the sale of an office building acquired in an acquisition, $2.6 million of insurance commission income from the Masters acquisition in August 2002, $1.0 million premium income from the NIA/Lawyers acquisition in November 2002, a $1.6 million gain from the sale of a Canadian subsidiary during the second quarter of 2002 and a net gain of approximately $1.0 million from the settlement of a lawsuit.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2002, 2001 and 2000.

NON-INTEREST EXPENSE

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Salary expense	$86,522	$79,826	$76,116
Employee benefit expense	19,364	18,200	18,037
FDIC insurance premiums	1,096	1,151	1,239
Net occupancy expense	18,417	17,775	15,469
Furniture and equipment expense	11,189	10,700	10,731
Credit card expense	1,282	1,538	5,032
Amortization of intangible assets	11,411	10,170	7,725
Advertising	8,074	6,392	4,682
Merger-related charges	—	9,017	—
Distributions on capital securities	15,730	2,282	—
Other	34,909	31,197	32,108

Total non-interest expense	$207,994	$188,248	$171,139

Non-interest expense totaled $208.0 million for 2002, an increase of $19.7 million or 10.5 percent from 2001. Total non-interest expense for 2001 included merger-related charges of $9.0 million. The largest components of non-interest expense were salaries and employee benefit expense which totaled $105.9 million in 2002 compared to $98.0 million in 2001, an increase of $7.9 million or 8.0 percent. At December 31, 2002, full-time equivalent staff was 2,257 compared to 2,129 at the end of 2001. The increase in salary and employee benefit expense mainly includes Valley’s new acquisitions of NIA/Lawyers and Masters and new branches, as well as other expanded operations.

The efficiency ratio measures a bank’s gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Valley’s efficiency ratio for the year ended December 31, 2002 was 47.3 percent, one of the better ratios in the U.S. banking industry, compared with an efficiency ratio for 2001 of 44.4 percent. Valley’s efficiency ratio includes distributions on capital securities which negatively impacted the ratio by approximately 3.6 percent. The funds from the trust preferred securities did not benefit net income as they were utilized to repurchase common stock. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

Net occupancy expense and furniture and equipment expense, collectively, increased $1.1 million or 4.0 percent during 2002 in comparison to 2001. This increase can be attributed to the new acquisitions, new branch locations and an overall increase in the cost of operating bank facilities, mainly, maintenance, depreciation and rent expense. Occupancy expense primarily depreciation expense is expected to increase during 2003 for major computer hardware and software purchases and upgrades to better serve Valley’s customers.*

Amortization of intangible assets, consisting primarily of amortization of loan servicing rights, increased $1.2 million or 12.2 percent to $11.4 million. An impairment analysis is completed monthly to determine the appropriateness of the value of the mortgage servicing asset. A total impairment expense of $4.4 million was recorded during 2002 compared with $2.0 million during 2001, as a result of a large volume of prepayments on higher interest rate mortgages and increased refinancing. This was partly offset by the elimination of goodwill amortization. Under new accounting rules effective January 1, 2002, amortization of goodwill ceased. Instead,

Valley reviews the goodwill asset for impairment annually. Management evaluated the goodwill in each segment and determined that an impairment expense was not required to be recorded.

Distributions on capital securities consist primarily of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The interest cost for the full year 2002 was $15.7 million. Proceeds from the trust preferred securities were used to fund a stock repurchase program during the latter part of 2001 and during 2002. In 2003, the Financial Accounting Standards Board is expected to issue a final statement requiring that Valley report its Mandatorily Redeemable Preferred Capital Securities as long-term debt and related distributions on these securities as interest expense.

Other non-interest expense increased $3.7 million or 11.9 percent in 2002 compared with 2001. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, title search fees, insurance, service fees, credit and appraisal fees which totaled approximately $25.6 million for 2002, compared to $21.0 million for 2001.

During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.07 per diluted share. These charges included only identified direct and incremental costs associated with this acquisition. Items included in these charges were the following: personnel expenses which included severance payments for terminated directors of Merchants; professional fees which included investment banking, accounting and legal fees; and other expenses which included the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. The remaining balance is being paid based on existing contractual arrangements.

Income Taxes

Income tax expense as a percentage of pre-tax income was 29.5 percent for the year ended December 31, 2002 compared to 32.2 percent in 2001. The decrease in the effective tax rate was attributable to the effect of the restructuring of an existing subsidiary into a REIT. The effective tax rate was also positively affected by the non-taxable income of $6.7 million from the investment in BOLI. These benefits have reduced Valley’s effective tax rate below its historical rate of approximately 34 percent.* The decrease in tax expense was partially offset by additional tax expense being recorded due to the changes in New Jersey’s Corporate Business Tax, effective retroactively to January 1, 2002. The effect of these State tax law changes is approximately $1.5 million of additional state tax expense per year, which is deductible for federal purposes. For 2003, Valley’s effective tax rate is expected to approximate 34 percent.*

Business Segments

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s consumer lending segment currently is inclusive of the Financial Services Division. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data-Note 20 of the Notes to Consolidated Financial Statements.”

The consumer lending segment had a return on average interest earning assets before taxes of 2.87 percent for the year ended December 31, 2002 compared to 3.12 percent for the year ended December 31, 2001. Average interest earning assets increased $98.2 million, which is attributable mainly to gains in home equity, residential loans and automobile loans. Increases in home equity loans were driven by favorable interest rates and marketing efforts. Increases in residential mortgage loans were also due to a favorable interest rate environment, the lowest in decades, strong home purchase activity and continuing stable economic conditions in Valley’s lending area. Increases in automobile loans were achieved primarily through strategic repositioning and expansion of Valley’s auto loan dealer base. Average interest rates on consumer loans decreased by 85 basis points, while the expenses associated with funding sources decreased by 91 basis points. The majority of the rates on these loans are fixed and do not adjust with changes in short-term interest rates. While the rates of the automobile loan portfolio are fixed, the duration is relatively short, and therefore, the portfolio yield declines in conjunction with lower interest rates. Additionally, interest rates on home equity lines of credit have adjusted downward in connection with the prime lending rate. Normal cash flow, high prepayment volume and new loans at lower rates caused the decline in yield. Income before income taxes decreased $3.7 million as a result of increases in the provision for loan losses and decreases in non-interest income partly offset by increased net interest income.

The return on average interest earning assets before taxes for the commercial lending segment decreased 9 basis points to 2.76 percent for the year ended December 31, 2002. Average interest earning assets increased $205.7 million as a result of an increased volume of loans. Interest rates on commercial lending decreased by 116 basis points due to a decline in interest rates on a large number of adjustable rate loans tied to the prime index and the refinance of loans at lower rates, while the expenses associated with funding sources decreased by 91 basis points. Income before income taxes increased $3.3 million primarily as a result of increased loan volume, net interest income, and lower provision for loan losses, offset by increases in operating expenses and a larger allocation of the internal expense transfer resulting from increased average interest earning assets.

The investment portfolio segment had a net return on average interest earning assets, before income taxes, of 2.93 percent for the year ended December 31, 2002, 47 basis points more than the year ended December 31, 2001. Average interest earning assets increased by $138.4 million. The yield on interest earning assets decreased by 52 basis points to 5.94 percent. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows over the course of the year. Cash flows from investments, specifically mortgage-backed securities, prepaid at a faster pace due to lower long-term interest rates on mortgage loans, and these funds were reinvested in lower rate, shorter term and duration alternatives causing the decline in yield. This can be expected to continue during 2003 if long-term interest rates remain low.* Income before income taxes increased 25.9 percent to $75.8 million.

The corporate segment represents income and expense items not directly attributable to a specific segment including gain on investment sales not classified with investment management above, income from BOLI, distributions on capital securities, non-recurring items such as gains on sales of loans, service charges on deposit accounts and merger-related charges. The loss before taxes for the corporate segment decreased to $12.0 million for the year ended December 31, 2002 and was due primarily to the pre-tax merger related charges of $9.0 million incurred during 2001, offset by distributions on capital securities.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s net interest income to the movement in interest rates. Valley does not currently use derivatives to manage interest rate risks. Valley’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”). ALCO establishes policies that monitor and coordinate Valley’s sources, uses and pricing of funds.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities. According to the model run for year end 2002, over a twelve month period, an interest rate increase of 100 basis points resulted in an increase in net interest income of approximately $943 thousand and an interest rate decrease of 100 basis points resulted in an increase in net interest income of approximately $124 thousand.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.* The model assumes changes in interest rates without any proactive change in the balance sheet by management.

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolio. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into alternative investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability rates to maximize net interest margin.

The following table shows the financial instruments that are subject to market risk and are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2002. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2002.

INTEREST RATE SENSITIVITY ANALYSIS

	2003	2004	2005	2006	2007	Thereafter	Total Balance	Fair Value
Interest sensitive assets:
Investment securities held to maturity	$31,594	$2,772	$3,368	$8,361	$14,448	$530,349	$590,892	$597,480
Investment securities available for sale	366,901	440,695	250,423	229,691	213,536	639,120	2,140,366	2,140,366
Loans:
Commercial	850,442	112,812	73,073	34,182	14,393	30,881	1,115,783	1,113,372
Mortgage	806,055	563,369	377,387	295,969	244,954	855,972	3,143,706	3,165,678
Consumer	769,277	305,522	213,014	134,054	59,915	21,217	1,502,999	1,608,766

Total interest sensitive assets	$2,824,269	$1,425,170	$917,265	$702,257	$547,246	$2,077,539	$8,493,746	$8,625,662

Interest sensitive liabilities:
Deposits:
Savings	$637,851	$649,919	$649,919	$335,025	$167,512	$502,537	$2,942,763	$2,763,714
Time	1,700,738	240,740	102,357	32,308	36,744	57,816	2,170,703	2,185,528
Short-term borrowings	378,433	—	—	—	—	—	378,433	376,414
Long-term debt	162,020	272,035	143,018	189,024	202,526	151,019	1,119,642	1,175,703

Total interest sensitive liabilities	$2,879,042	$1,162,694	$895,294	$556,357	$406,782	$711,372	$6,611,541	$6,501,359

Interest sensitivity gap	$(54,773)	$262,476	$21,971	$145,900	$140,464	$1,366,167	$1,882,205	$2,124,303

Ratio of interest sensitive assets to interest sensitive liabilities	0.98:1	1.23:1	1.02:1	1.26:1	1.35:1	2.92:1	1.28:1	1.33:1

Expected maturities are contractual maturities adjusted for all payments of principal. Valley uses certain assumptions to estimate fair values. For investment securities, loans and long-term debt, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non-maturity deposit liabilities, in accordance with standard industry practice and Valley’s own historical experience, “decay factors” were used to estimate deposit runoff.

The total gap re-pricing within 1 year as of December 31, 2002 was negative $54.8 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.98:1. Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets amounted to $2.5 billion at December 31, 2002 and 2001. This represents 29.1 percent and 31.7 percent of earning assets, and 27.2 percent and 29.6 percent of total assets at December 31, 2002 and 2001, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.5 billion for the year ended December 31, 2002 and $5.1 billion for the year ended December 31, 2001, representing 67.2 percent and 66.8 percent of average earning assets. Demand and savings deposits have continued to increase as an alternative to low interest rates on certificates of deposits and the effects of a declining equity market. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. At December 31, 2002 brokered CD’s totaled $38.9 million. Short-term and long-term borrowings through Federal funds lines, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Valley borrowed $300 million in low rate intermediate term financing in the latter part of the year expecting to benefit future periods by more closely matching the duration of interest earning assets with interest bearing liabilities. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2002, proceeds from the sales of investment securities available for sale were $646 million, and proceeds of $1.2 billion were generated from investment maturities, redemptions and prepayments. Purchases of investment securities in 2002 were $1.9 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the years ended December 31, 2002 and 2001.

During 2002, a substantial amount of loan growth was funded from a combination of deposit growth, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2003.*

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2002. These certificates of deposit are generated primarily from core deposit customers.

(in thousands)
Less than three months	$687,331
Three to six months	90,425
Six to twelve months	102,178
More than twelve months	60,599

$940,533

Valley’s recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and distributions on trust preferred securities, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million in trust preferred securities. At December 31, 2002 Valley maintained a floating rate line with a third party in the amount of $35 million of which none was drawn. This line is available for general corporate purposes and expires June 13, 2003. Borrowings under this facility, if any, are collateralized by investment securities of no less than 120 percent of the loan balance.

Investment Securities

The amortized cost of securities held to maturity at December 31, 2002, 2001 and 2000 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	2002	2001	2000
	(in thousands)
Obligations of states and political subdivisions	$128,839	$99,757	$78,062
Mortgage-backed securities	17,336	25,912	209,836
Other debt securities	379,347	324,918	249,414

Total debt securities	525,522	450,587	537,312
FRB & FHLB stock	65,370	52,474	40,138

Total investment securities held to maturity	$590,892	$503,061	$577,450

The fair value of securities available for sale at December 31, 2002, 2001 and 2000 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	2002	2001	2000
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$224,021	$195,608	$150,621
Obligations of states and political subdivisions	110,965	121,242	143,944
Mortgage-backed securities	1,772,801	1,812,888	1,285,395

Total debt securities	2,107,787	2,129,738	1,579,960
Equity securities	32,579	41,957	46,126

Total investment securities available for sale	$2,140,366	$2,171,695	$1,626,086

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES  HELD TO MATURITY AT DECEMBER 31, 2002

	Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Other Debt Securities		Total(4)
	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 years	$31,594	3.36%	$—	—%	$—	—%	$31,594	3.36%
1-5 years	15,433	7.59	13,366	7.23	150	6.57	28,949	7.42
5-10 years	42,918	7.59	3,747	7.42	25	6.56	46,690	7.58
Over 10 years	38,894	7.40	223	9.00	379,172	7.46	418,289	7.46

Total securities	$128,839	6.49%	$17,336	7.29%	$379,347	7.45%	$525,522	7.22%

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES  AVAILABLE FOR SALE AT DECEMBER 31, 2002

	US Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Total(4)
	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 years	$103,151	1.67%	$2,277	5.74%	$977	6.30%	$106,405	1.80%
1-5 years	70,417	3.29	29,315	6.06	36,437	7.90	136,169	5.12
5-10 years	36,210	4.29	69,136	7.28	166,579	6.85	271,925	6.62
Over 10 years	13,075	5.31	4,971	9.38	1,515,477	5.04	1,533,523	5.05

Total securities	$222,853	2.82%	$105,699	7.02%	$1,719,470	5.18%	$2,048,022	5.09%

(1)	Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

Valley’s investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, equity and other securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for securities issued by the United States government agencies, which includes FNMA and FHLMC. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

At December 31, 2002, Valley had $17.3 million of mortgage-backed securities classified as held to maturity and $1.7 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, to determine its investment policies. During 2002, substantial prepayments were received and reinvested at lower yields and of shorter duration and maturity. This has negatively impacted the yield on the investment portfolio. Continued low interest rates during 2003 will likely have similar results.* During 2002, Valley sold some of its lower yielding and/or longer duration securities. This decision was based upon a repositioning of assets as well as Valley availing itself of gains which were available at that time and which would likely disappear as prepayments occurred, producing a larger total return.

Included in the mortgage-backed securities portfolio at December 31, 2002 were $460.3 million of collateralized mortgage obligations (“CMO’s”) of which $119.7 million were privately issued. CMO’s had a yield of 4.85 percent and an unrealized gain of $6.6 million at December 31, 2002. Substantially all of the CMO portfolio was classified as available for sale.

As of December 31, 2002, Valley had $2.1 billion of securities available for sale, relatively unchanged from December 31, 2001. These securities are recorded at their fair value. As of December 31, 2002, the investment securities available for sale had a net unrealized gain of $41.3 million, net of deferred taxes, compared to a net unrealized gain of $20.8 million, net of deferred taxes, at December 31, 2001. This change was primarily due to an increase in prices resulting from a decreasing interest rate environment for these investments. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In 2001, in connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants portfolio and transferred $162.4 million of securities from held to maturity to available for sale and transferred $50.0 million of securities from available for sale to held to maturity to conform with Valley’s investment objectives.

Loan Portfolio

As of December 31, 2002, total loans were $5.8 billion, compared to $5.3 billion at December 31, 2001, an increase of $430.7 million or 8.1 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2002.

LOAN PORTFOLIO

	2002	2001	2000	1999	1998
	(in thousands)
Commercial	$1,115,784	$1,080,852	$1,026,793	$929,673	$817,213

Total commercial loans	1,115,784	1,080,852	1,026,793	929,673	817,213

Construction	200,896	206,789	160,932	123,531	112,819
Residential mortgage	1,427,715	1,323,877	1,301,851	1,250,551	1,055,232
Commercial mortgage	1,515,095	1,365,344	1,258,549	1,178,734	1,069,727

Total mortgage loans	3,143,706	2,896,010	2,721,332	2,552,816	2,237,778

Home equity	451,543	398,102	306,038	276,261	226,231
Credit card	11,544	12,740	83,894	92,097	108,180
Automobile	905,372	842,247	976,177	1,054,542	1,033,938
Other consumer	134,539	101,856	74,876	86,460	86,072

Total consumer loans	1,502,998	1,354,945	1,440,985	1,509,360	1,454,421

Total loans	$5,762,488	$5,331,807	$5,189,110	$4,991,849	$4,509,412

As a percent of total loans:
Commercial loans	19.4%	20.3%	19.8%	18.6%	18.1%
Mortgage loans	54.5	54.3	52.4	51.2	49.6
Consumer loans	26.1	25.4	27.8	30.2	32.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The majority of the increase in loans for 2002 was divided among residential mortgage loans, commercial mortgage loans, home equity loans, automobile loans and other consumer loans. It is not known if the trend of increased lending in these loan types will continue.*

Residential mortgage loans increased $103.8 million or 7.8 percent in 2002 over last year, primarily due to a favorable interest rate environment and continuing stable economic conditions in Valley’s lending area. Valley often sells many of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market, but may retain amounts necessary to balance Valley’s asset mix. During 2002, Valley elected to sell approximately $218.0 million of long-term fixed rate mortgage loans.

The commercial loans and commercial mortgage loans portfolio has continued its steady increase. Commercial loans increased $34.9 million or 3.2 percent while commercial mortgage loans increased $149.8 million or 11.0 percent during 2002. Valley targets small-to-medium size businesses within the market area of the bank for this type of lending. The increase in the commercial mortgage loan portfolio resulted primarily from new growth opportunities in the Manhattan market area, resulting from the Merchants acquisition.

The home equity loan portfolio, primarily lines of credit, increased $53.4 million or 13.4 percent during 2002 resulting primarily from the decrease in interest rates and Valley’s increased marketing efforts of its customer base.

Automobile loans during 2002 increased by $63.1 million or 7.5 percent. This is the direct result of Valley increasing its dealer network in additional markets including New Jersey, New York and Pennsylvania. This expansion into new lending territories increased new loan volume offsetting the prepayments of existing loans and the sale in May 2002 of Valley’s Canadian subsidiary. Automobile loan growth was constrained during 2002 due to manufacturers’ based incentives such as zero percent financing. Valley may not achieve the same performance in future periods due to these manufacturers’ based incentives.*

As of December 31, 2002, the loans originated under the State Farm program represented 2.4 percent of Valley’s earning assets and the amount of that portfolio decreased by 53.5 percent during the last twelve-month period. The gross yield of the portfolio for the year 2002 was 8.3 percent, prior to marketing payments to an affiliate of the insurance company, loan losses and all costs associated with originating and maintaining the portfolio.

Much of Valley’s lending is in northern New Jersey and Manhattan, with the exception of the out-of-state auto loan portfolio and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.* As a result of Valley’s lending, this could present a geographical and credit risk if there was a significant broad based downturn of the economy within the region.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2002:

	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(in thousands)
Commercial—fixed rate	$195,942	$54,020	$7,115	$257,077
Commercial—adjustable rate	654,501	180,440	23,766	858,707
Construction—fixed rate	5,445	6,601	—	12,046
Construction—adjustable rate	71,894	116,956	—	188,850

	$927,782	$358,017	$30,881	$1,316,680

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

VNB is a preferred U. S. Small Business Administration (“SBA”) lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Delaware, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Between 75 percent and 85 percent of each loan is guaranteed by the SBA and is generally sold into the secondary market, with the balance retained in VNB’s portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.* This program can expand or contract based upon guidelines established by the SBA.

During 2002 and 2001, VNB originated approximately $44.5 million and $31.1 million of SBA loans, respectively, and sold $27.6 million and $20.9 million, respectively. At December 31, 2002 and 2001, $55.1 million and $47.5 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $100.4 million and $91.8 million, respectively, of SBA loans.

Non-performing Assets

Non-performing assets include non-accrual loans and other real estate owned (“OREO”). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.

Non-performing assets totaled $21.6 million at December 31, 2002, compared with $18.8 million at December 31, 2001, an increase of $2.8 million. Non-performing assets at December 31, 2002 and 2001, respectively, amounted to 0.37 percent and 0.35 percent of loans and OREO. The increase in non-performing assets was mainly attributed to the commercial loan portfolio.

Loans 90 days or more past due and still accruing which were not included in the non-performing category totaled $4.9 million at December 31, 2002, compared to $10.5 million at December 31, 2001. These loans are primarily residential mortgage loans, consumer credit and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.7 million and $3.8 million at December 31, 2002 and 2001, respectively. Loans 90 days or more past due and still accruing decreased to lower levels during the past three years. It is not known if this trend will continue.*

Total loans past due in excess of 30 days were 1.20 percent of all loans at December 31, 2002 compared to 1.30 percent at December 31, 2001.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	2002	2001	2000	1999	1998
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,931	$10,456	$14,952	$12,194	$7,769

Non-accrual loans	$21,524	$18,483	$3,883	$3,910	$7,653
Other real estate owned	43	329	129	2,256	4,261

Total non-performing assets	$21,567	$18,812	$4,012	$6,166	$11,914

Troubled debt restructured loans	$—	$891	$949	$4,852	$6,387

Non-performing loans as a % of loans	0.37%	0.35%	0.07%	0.08%	0.17%

Non-performing assets as a % of loans plus other real estate owned	0.37%	0.35%	0.08%	0.12%	0.26%

Allowance as a % of loans	1.11%	1.20%	1.19%	1.29%	1.39%

During 2002, lost interest on non-accrual loans amounted to $355 thousand, compared with $463 thousand in 2001.

Although substantially all risk elements at December 31, 2002 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there were approximately $4.0 million in potential problem loans at December 31, 2002 and $8.4 million at January 31, 2003, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Of these potential problem loans, $3.5 million is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans. At December 31, 2001, Valley had identified approximately $11.9 million of potential problem loans which were not classified as non-accrual, past due or restructured.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley’s business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector.* These loans are diversified as to type of borrower and loan. However, most of these loans are in northern New Jersey and Manhattan, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured primarily by 1-4 family properties located mainly within northern New Jersey. Conservative underwriting policies are adhered to and loan to value ratios are generally less than 80 percent. During 2002, new residential loan originations had an average loan to value ratio of approximately 54 percent.

Consumer loans are comprised of home equity loans, credit card loans, automobile loans and other consumer loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. The automobile loans are from New Jersey and out of state and management believes these out of the state loans generally present no more risk than those made within New Jersey.* All loans are subject to Valley’s underwriting criteria. Therefore, each loan or group of loans presents a geographical risk and credit risk based upon the economy of the region.

Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan and off-balance sheet credit losses inherent in the portfolio. The allowance for loan losses and related provision are an expression of management’s evaluation of the credit portfolio and economic climate.

The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

	Years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Average loans outstanding	$5,489,344	$5,199,999	$5,065,852	$4,682,882	$4,359,876

Beginning balance—
Allowance for loan losses	$63,803	$61,995	$64,228	$62,606	$59,337

Loans charged-off:
Commercial	10,570	10,841	7,162	1,560	424
Construction	504	—	—	—	—
Mortgage—Commercial	525	710	490	983	2,166
Mortgage—Residential	233	39	249	761	1,274
Consumer	6,682	6,414	8,992	10,051	11,331

	18,514	18,004	16,893	13,355	15,195

Charged-off loans recovered:
Commercial	1,905	1,465	947	1,148	1,073
Construction	—	—	—	218	222
Mortgage—Commercial	1,014	184	372	268	1,074
Mortgage—Residential	43	42	49	133	329
Consumer	2,192	2,415	2,537	2,175	1,696

	5,154	4,106	3,905	3,942	4,394

Net charge-offs	13,360	13,898	12,988	9,413	10,801
Provision charged to operations	13,644	15,706	10,755	11,035	14,070

Ending balance—Allowance for loan losses	$64,087	$63,803	$61,995	$64,228	$62,606

Ratio of net charge-offs during the period to average loans outstanding during the period	0.24%	0.27%	0.26%	0.20%	0.25%

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.”

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant circumstances that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management’s evaluation of local and national economic and business conditions, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

During 2002, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area and Manhattan. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $13.6 million in 2002 compared to $15.7 million in 2001.

The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

	Years ended December 31,
	2002		2001		2000		1999		1998
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial	$27,633	19.4%	$26,180	20.3%	$24,234	19.8%	$24,609	18.6%	$22,456	18.1%
Mortgage	15,545	54.5	14,148	54.3	11,827	52.4	13,282	51.2	14,363	49.6
Consumer	9,552	26.1	9,248	25.4	12,559	27.8	12,813	30.2	12,417	32.3
Unallocated	11,357	N/A	14,227	N/A	13,375	N/A	13,524	N/A	13,370	N/A

	$64,087	100.0%	$63,803	100.0%	$61,995	100.0%	$64,228	100.0%	$62,606	100.0%

At December 31, 2002 the allowance for loan losses amounted to $64.1 million or 1.11 percent of loans, as compared to $63.8 million or 1.20 percent at December 31, 2001.

The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $13.4 million for the year ended December 31, 2002 compared with $13.9 million for the year ended December 31, 2001. The ratio of net charge-offs to average loans decreased to 0.24 percent for 2002 compared with 0.27 percent for 2001. Non-accrual loans increased in 2002 in comparison to 2001. Loans past due 90 days and still accruing at December 31, 2002 were lower than at December 31, 2001.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $16.0 million and $3.4 million, respectively, at December 31, 2002 and $11.0 million and $2.5 million, respectively, at December 31, 2001. The average balance of impaired loans during 2002 and 2001 was approximately $8.7 million and $6.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2002, 2001 and 2000 was $368 thousand, $828 thousand and $160 thousand, respectively.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2002, shareholders’ equity totaled $631.7 million or 6.94 percent of total assets, compared with $678.4 million or 7.9 percent at year-end 2001. The decline in shareholders’ equity was the direct result of the repurchase of Valley’s common stock as discussed below.

On August 21, 2001 Valley’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of December 31, 2002 Valley had repurchased 8.3 million shares of its common stock since the inception of this program.

On May 23, 2000 Valley’s Board of Directors authorized the repurchase of up to 3,750,000 shares of the Company’s outstanding common stock. As of September 19, 2000, Valley had repurchased 713,838 shares of its common stock under this repurchase program, which was rescinded in connection with the signing of the definitive merger agreement with Merchants. This is in addition to the 3,750,000 shares purchased pursuant to an authorization by the Board of Directors in December 1999, the majority of which were used for the stock dividend issued on May 16, 2000.

On February 12, 2000, the Board of Directors unanimously approved an amendment to Valley’s Certificate of Incorporation to authorize 30,000,000 shares of a new class of “blank check” preferred stock. One purpose of the preferred stock is to maximize Valley’s ability to expand its capital base. The amendment was approved by Valley shareholders on April 6, 2000. As of December 31, 2002, there were no shares of preferred stock issued.

Included in shareholders’ equity as a component of accumulated other comprehensive income at December 31, 2002 was a $41.3 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $20.7 million on investment securities available for sale, net of tax at December 31, 2001.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible trust preferred securities, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of trust preferred securities, a portion of which qualify as Tier 1 capital, within regulatory limitations. Including these securities, Valley’s capital position at December 31, 2002 under risk-based capital guidelines was $765.5 million, or 11.5 percent of risk-weighted assets for Tier 1 capital and $836.5 million, or 12.6 percent for Total risk-based capital. The comparable ratios at December 31, 2001 were 14.1 percent for Tier 1 capital and 15.2 percent for Total risk-based capital. At December 31, 2002 and 2001, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.7 percent and 10.3 percent, respectively. Valley’s ratios at December 31, 2002 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Book value per share amounted to $6.98 at December 31, 2002 compared with $7.10 per share at December 31, 2001.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings by net income, was 46.39 percent at December 31, 2002, compared to 40.29 percent at December 31, 2001. Cash dividends declared amounted to $0.89 per share, equivalent to a dividend payout ratio of 53.61 percent for 2002, compared to 59.71 percent for the year 2001. The current quarterly dividend rate of $0.225 per share provides for an annual rate of $0.90 per share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Results of Operations—2001 Compared to 2000

Valley reported net income for 2001 of $135.2 million or $1.39 earnings per diluted share, compared to the $126.7 million, or $1.28 earnings per diluted share in 2000. Included in net income for 2001 is a merger-related charge of $7.0 million, net of tax, or $0.07 per diluted share.

Net interest income on a tax equivalent basis increased to $340.9 million, or 5.7 percent from $322.4 million in 2000. The increase in 2001 was due primarily to a $349.5 million increase in the average balance of interest earning assets offset by a $289.9 million increase in the average balance of interest bearing liabilities. Average rates on interest earning assets and interest bearing liabilities decreased 56 basis points and 78 basis points, respectively.

Non-interest income, excluding security gains, amounted to $64.9 million in 2001, compared with $58.7 million in 2000. Income from trust and investment services increased $841 thousand or 23.6 percent due primarily to additional fee income contributed by the July 6, 2000 acquisition of Hallmark, a New Jersey based investment management firm. Gains on securities transactions, net, increased $3.2 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The majority of securities sold during 2001 were mortgage backed securities. Fees from loan servicing, which includes both servicing fees from residential mortgage loans totaling $9.5 million and SBA loans totaling $1.3 million, remained relatively unchanged from the prior year. Credit card fee income decreased $4.9 million for the year ended December 31, 2001 as compared to the prior year due to the sale of the $66.6 million co-branded ShopRite MasterCard credit card portfolio in January 2001. Gains on sales of loans were $10.6 million for the year 2001 compared to $2.2 million for the prior year. A $4.9 million gain was recorded in January 2001 on the ShopRite Mastercard credit card portfolio sale and a $3.7 million gain on the sale of newly originated low interest rate mortgages as well as some mortgages with higher interest rates with a greater likelihood of prepayment in a declining interest rate environment. During the third quarter of 2001, Valley invested $100.0 million in BOLI to help offset the rising cost of employee benefits. The investment portfolio was reduced by the like amount, causing net interest income to decline. Income of $2.1 million was recorded from the BOLI during the year ended December 31, 2001. Other non-interest income decreased $1.2 million to $14.3 million in 2001 as compared to 2000. This decrease is primarily attributed to the gain recorded on two bank buildings sold by Valley during 2000 that were acquired in previous acquisitions.

Excluding merger-related charges, non-interest expense totaled $179.2 million in 2001, an increase of $8.1 million compared to 2000. Salary and employee benefit expense were the largest components of non-interest expense for 2001 and 2000 totaling $98.0 million and $94.2 million, respectively. The increase in salary expense included Valley’s new leasing subsidiary, new branches and other expanded operations. Net occupancy expense increased in 2001, which was attributed to an overall increase in the cost of operating bank facilities and from new branch locations. Credit card expense decreased by $3.5 million due to the sale of the ShopRite credit card portfolio. Distributions on capital securities were $2.3 million and consisted primarily of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. Amortization of intangible assets increased $2.4 million primarily due to increased amortization of loan servicing rights.

Income tax expense as a percentage of pre-tax income was 32.2 percent for the year ended December 31, 2001 compared to 34.3 percent in 2000. The effective tax rate was impacted by the effect of nondeductible merger expenses, tax benefits associated with loan charge-offs, additional state tax benefits and non-taxable income from the investment in BOLI.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2002	2001
	(in thousands, except for share data)
Assets
Cash and due from banks	$243,923	$311,850
Investment securities held to maturity, fair value of $597,480 and $476,872 in 2002 and 2001, respectively (Notes 3 and 11)	590,892	503,061
Investment securities available for sale (Notes 4 and 11)	2,140,366	2,171,695
Loans (Notes 5 and 11)	5,703,536	5,275,582
Loans held for sale (Note 5)	58,952	56,225

Total loans	5,762,488	5,331,807
Less: Allowance for loan losses (Note 6)	(64,087)	(63,803)

Net loans	5,698,401	5,268,004

Premises and equipment, net (Note 8)	113,755	94,178
Accrued interest receivable	41,591	42,184
Bank owned life insurance (Note 13)	158,832	102,120
Other assets (Notes 2, 7, 9 and 14)	146,914	90,673

Total assets	$9,134,674	$8,583,765

Liabilities
Deposits:
Non-interest bearing	$1,569,921	$1,446,021
Interest bearing:
Savings	2,942,763	2,448,335
Time (Note 10)	2,170,703	2,412,618

Total deposits	6,683,387	6,306,974

Short-term borrowings (Note 11)	378,433	304,262
Long-term debt (Note 11)	1,119,642	975,728
Accrued expenses and other liabilities (Notes 13 and 14)	121,474	118,426

Total liabilities	8,302,936	7,705,390

Company-obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company (Note 12)	200,000	200,000

Commitments and contingencies (Note 15)

Shareholders’ Equity (Notes 2, 13, 14 and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 142,442,138 shares; issued 94,292,411 shares in 2002 and 97,753,698 shares in 2001	33,332	33,310
Surplus	318,964	406,608
Retained earnings	338,770	270,730
Unallocated common stock held by employee benefit plan	(435)	(602)
Accumulated other comprehensive income	41,319	19,638

	731,950	729,684
Treasury stock, at cost (3,769,046 shares in 2002 and 2,169,121 shares in 2001)	(100,212)	(51,309)

Total shareholders’ equity	631,738	678,375

Total liabilities and shareholders’ equity	$9,134,674	$8,583,765

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000
	(in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)	$368,402	$398,893	$419,952
Interest and dividends on investment securities:
Taxable	133,982	135,354	126,988
Tax-exempt	10,093	10,466	11,602
Dividends	3,155	4,157	5,412
Interest on federal funds sold and other short-term investments	1,787	4,616	4,252

Total interest income	517,419	553,486	568,206

Interest Expense
Interest on deposits:
Savings deposits	33,092	45,742	57,470
Time deposits (Note 10)	68,858	112,417	133,156
Interest on short-term borrowings (Note 11)	2,570	11,424	26,598
Interest on long-term debt (Note 11)	53,203	49,070	35,424

Total interest expense	157,723	218,653	252,648

Net Interest Income	359,696	334,833	315,558
Provision for loan losses (Note 6)	13,644	15,706	10,755

Net Interest Income after Provision for Loan Losses	346,052	319,127	304,803

Non-Interest Income
Trust and investment services	4,493	4,404	3,563
Service charges on deposit accounts	19,640	19,171	18,180
Gains on securities transactions, net (Note 4)	7,092	3,564	355
Fees from loan servicing (Note 7)	9,457	10,818	10,902
Credit card fee income	3,184	3,535	8,403
Gains on sales of loans, net	6,934	10,601	2,227
Bank owned life insurance (Note 13)	6,712	2,120	—
Other	23,726	14,263	15,470

Total non-interest income	81,238	68,476	59,100

Non-Interest Expense
Salary expense (Note 13)	86,522	79,826	76,116
Employee benefit expense (Note 13)	19,364	18,200	18,037
FDIC insurance premiums	1,096	1,151	1,239
Net occupancy expense (Notes 8 and 15)	18,417	17,775	15,469
Furniture and equipment expense (Note 8)	11,189	10,700	10,731
Credit card expense	1,282	1,538	5,032
Amortization of intangible assets (Note 7)	11,411	10,170	7,725
Advertising	8,074	6,392	4,682
Merger-related charges (Note 2)	—	9,017	—
Distributions on capital securities (Note 12)	15,730	2,282	—
Other	34,909	31,197	32,108

Total non-interest expense	207,994	188,248	171,139

Income Before Income Taxes	219,296	199,355	192,764
Income tax expense (Note 14)	64,680	64,151	66,027

Net Income	$154,616	$135,204	$126,737

Earnings Per Share:
Basic	$1.66	$1.39	$1.29
Diluted	1.65	1.39	1.28
Cash dividends declared per common share	0.89	0.83	0.78

Weighted Average Number of Shares Outstanding:
Basic	93,126,550	97,033,475	98,266,160
Diluted	93,673,408	97,548,330	99,044,463

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 1999	$—	$32,220	$330,198	$339,617	$(965)	$(23,865)	$(24,497)	$652,708
Comprehensive income:
Net income	—	—	—	126,737	—	—	—	126,737
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of tax of $15,396	—	—	—	—	—	22,045	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(129)	—	—	—	—	—	(226)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(261)	—	—

Other comprehensive income	—	—	—	—	—	21,558	—	21,558

Total comprehensive income	—	—	—	—	—	—	—	148,295
Cash dividends declared	—	—	—	(71,407)	—	—	—	(71,407)
Effect of stock incentive plan, net	—	(205)	(1,768)	(2,969)	—	—	8,175	3,233
Stock dividend	—	—	—	(73,008)	—	—	73,008	—
Allocation of employee benefit plan shares	—	—	921	—	190	—	573	1,684
Issuance of shares from treasury	—	—	(7,381)	(1,115)	—	—	9,126	630
Purchase of treasury stock	—	—	—	—	—	—	(79,161)	(79,161)

Balance—December 31, 2000	—	32,015	321,970	317,855	(775)	(2,307)	(12,776)	655,982
Comprehensive income:
Net income	—	—	—	135,204	—	—	—	135,204
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of tax of $14,116	—	—	—	—	—	24,621	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(1,322)	—	—	—	—	—	(2,242)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(434)	—	—

Other comprehensive income	—	—	—	—	—	21,945	—	21,945

Total comprehensive income	—	—	—	—	—	—	—	157,149
Cash dividends declared	—	—	—	(80,899)	—	—	—	(80,899)
Effect of stock incentive plan, net	—	(13)	(3,241)	(7,560)	—	—	17,066	6,252
Stock dividend	—	1,308	83,657	(93,870)	—	—	8,884	(21)
Allocation of employee benefit plan shares	—	—	901	—	173	—	529	1,603
Tax benefit from exercise of stock options	—	—	3,321	—	—	—	—	3,321
Purchase of treasury stock	—	—	—	—	—	—	(65,012)	(65,012)

Balance—December 31, 2001	—	33,310	406,608	270,730	(602)	19,638	(51,309)	678,375
Comprehensive income:
Net income	—	—	—	154,616	—	—	—	154,616
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of tax of $12,687	—	—	—	—	—	25,108	—	—
Less reclassification adjustment for gains included in net income, net of tax $(2,552)	—	—	—	—	—	(4,540)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,113	—	—

Other comprehensive income	—	—	—	—	—	21,681	—	21,681

Total comprehensive income	—	—	—	—	—	—	—	176,297
Cash dividends declared	—	—	—	(82,558)	—	—	—	(82,558)
Effect of stock incentive plan, net	—	22	(744)	(4,018)	—	—	11,308	6,568
Retirement of treasury stock	—	—	(88,785)	—	—	—	88,643	(142)
Allocation of employee benefit plan shares	—	—	677	—	167	—	774	1,618
Fair value of stock options granted	—	—	73	—	—	—	—	73
Tax benefit from exercise of stock options		—	1,135	—	—	—	—	1,135
Purchase of treasury stock	—	—	—	—	—	—	(149,628)	(149,628)

Balance—December 31, 2002	$—	$33,332	$318,964	$338,770	$(435)	$41,319	$(100,212)	$631,738

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$154,616	$135,204	$126,737
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	21,102	18,935	17,248
Amortization of compensation costs pursuant to long-term stock incentive plan	2,599	2,304	1,532
Provision for loan losses	13,644	15,706	10,755
Net amortization of premiums and accretion of discounts	9,501	5,877	4,023
Net deferred income tax benefit	(29,382)	(7,532)	(561)
Tax benefit from exercise of stock options	1,135	3,321	—
Net gains on securities transactions	(7,092)	(3,564)	(355)
Proceeds from sales of loans	248,130	226,625	40,758
Gain on sales of loans	(6,934)	(10,601)	(2,227)
Originations of loans held for sale	(243,923)	(254,322)	(44,273)
Proceeds from sale of premises and equipment	1,910	—	626
Gain on sale of premises and equipment	(995)	—	(474)
Net increase in cash surrender value of bank owned life insurance	(6,712)	(2,120)	—
Net (increase) decrease in accrued interest receivable and other assets	(32,650)	22,399	(421)
Net (decrease) increase in accrued expenses and other liabilities	(11,124)	10,304	(472)

Net cash provided by operating activities	113,825	162,536	152,896

Cash flows from investing activities:
Purchase of bank owned life insurance	(50,000)	(100,000)	—
Proceeds from sales of investment securities available for sale	645,989	357,105	10,761
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	1,157,709	1,154,002	328,544
Purchases of investment securities available for sale	(1,740,979)	(1,910,654)	(294,605)
Purchases of investment securities held to maturity	(115,167)	(77,865)	(93,995)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	26,792	39,052	76,259
Net decrease in federal funds sold and other short-term investments	—	85,000	88,000
Net increase in loans made to customers	(444,694)	(121,575)	(204,672)
Purchases of premises and equipment, net of sales	(29,954)	(11,728)	(10,222)
Purchases of loan servicing rights	—	(2,400)	(1,682)

Net cash used in investing activities	(550,304)	(589,063)	(101,612)

Cash flows from financing activities:
Net increase in deposits	376,413	170,146	126,595
Net increase(decrease) in short-term borrowings	74,171	(121,752)	(13,099)
Advances of long-term debt	311,000	506,000	80,000
Repayments of long-term debt	(167,086)	(122,080)	(53,073)
Proceeds from sale of capital securities	—	200,000	—
Dividends paid to common shareholders	(82,409)	(76,260)	(71,723)
Purchase of common shares to treasury	(149,628)	(65,012)	(79,161)
Common stock issued, net of cancellations	6,091	8,230	3,780

Net cash provided by (used in) financing activities	368,552	499,272	(6,681)

Net (decrease) increase in cash and cash equivalents	(67,927)	72,745	44,603
Cash and cash equivalents at beginning of year	311,850	239,105	194,502

Cash and cash equivalents at end of year	$243,923	$311,850	$239,105

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$163,614	$219,839	$246,614
Cash paid during the year for federal and state income taxes	92,484	32,676	64,539
Transfer of securities from held to maturity to available for sale	—	162,433	—
Transfer of securities from available for sale to held to maturity	—	50,044	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp (“Valley”) is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (“VNB”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern New Jersey and Manhattan. VNB also lends, through its consumer division and SBA program, to borrowers covering territories outside and within its branch network. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; title insurance agencies; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and as of January 1, 2003, a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to outside shareholders, most of whom are non-senior management VNB employees.

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, VNB and all of its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The consolidated financial statements give retroactive effect to the merger of Valley National Bancorp and Merchants New York Bancorp, Inc., on January 19, 2001. Certain reclassifications have been made in the consolidated financial statements for 2001 and 2000 to conform to the classifications presented for 2002.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Cash Flow

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

Investment Securities

At the time of purchase, investments are classified into one of three categories: held to maturity, available for sale or trading.

Investment securities held to maturity, are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment.

Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale in the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Unrealized holding gains and losses on such securities are excluded from earnings, but are included as a component of accumulated other comprehensive income which is included in shareholders’ equity, net of deferred taxes. Realized gains or losses on the sale of investment securities available for sale are recognized by the specific identification method and shown as a separate component of non-interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and Loan Fees

Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

Loans held for sale consist of residential mortgage loans and SBA loans, and are carried at the lower of cost or estimated fair market value using the aggregate method.

Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management’s judgement the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it becomes well secured and in the process of collection and all past due amounts have been collected.

The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Valley has defined the population of impaired loans to be all non-accrual loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial real estate loans. The impaired loan portfolio is primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

Valley originates loans guaranteed by the SBA. The principal amount of these loans is guaranteed between 75 percent and 85 percent, subject to certain dollar limitations. Valley generally sells the guaranteed portions of these loans and retains the unguaranteed portions as well as the right to service the loans. Gains are recorded on loan sales based on the cash proceeds in excess of the assigned value of the loan, as well as the value assigned to the rights to service the loan.

Credit card loans primarily represent revolving MasterCard credit card loans. Interest on credit card loans is recognized based on the balances outstanding according to the related card member agreements.

Valley’s lending is primarily in northern New Jersey and Manhattan with the exception of out-of-state auto lending and SBA loans.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans which are determined to be a loss, in accordance with established policies, when all efforts of collection have been exhausted.

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant circumstances that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management’s evaluation of local and national economic and business conditions, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of expected credit losses.

Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Generally, these useful lives range from three to forty years. Leasehold improvements are stated at cost less accumulated amortization computed on a straight-line basis over the term of the lease or estimated useful life of the asset, whichever is shorter. Generally, these useful lives range from seven to forty years. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in non-interest income.

Other Real Estate Owned

Other real estate owned (“OREO”), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses.

An allowance for OREO has been established to record subsequent declines in estimated net realizable value. Expenses incurred to maintain these properties and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill, core deposits, customer list intangibles and covenants not to compete. Effective January 1, 2002, under new accounting rules (SFAS No. 142), amortization of goodwill ceased. Instead, Valley reviews the goodwill asset for impairment annually by segments, and records an impairment expense for any decline in value. Amortization expense for goodwill was $5.5 million and $5.2 million for 2001 and 2000, respectively. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. Intangible assets other than goodwill are amortized using various methods over their estimated lives. All intangible assets are included in other assets.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values prevalent in the marketplace. The fair market value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased mortgages servicing rights and internally originated mortgage servicing rights are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio rather than national averages. This method amortizes mortgage servicing rights in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions and value. Loan servicing rights, which are classified in other assets, are evaluated for impairment on a monthly basis using the above methodology.

Stock-Based Compensation

Valley adopted the fair value provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for awards granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate.

Valley applies the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which it is adopted. SFAS No. 123 prohibits accounting for employee stock options granted before the year of adoption using the fair value method and permits the prospective recognition method. As a result, Valley’s income statements will not include the full impact (“ramp up”) of total employee compensation expense until 2007, when the majority of its employee stock options reach their first full five-year vesting. The adoption of SFAS No. 123 did not have a material impact on Valley’s consolidated financial statements for the year ended December 31, 2002.

Historically, Valley accounted for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB No. 25, no compensation expense was recognized for stock options issued to employees since the options had an exercise price equal to the market value of the common stock on the day of the grant. Valley has provided the fair market disclosure required by SFAS No. 123 for awards granted prior to the year of adoption of SFAS No. 123, under “Notes to Consolidated Financial Statements”—Benefit Plans (Note 13).

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

Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of tax, and the foreign currency translation adjustment. Valley reports comprehensive income and its components in the Consolidated Statements of Changes in Shareholders’ Equity.

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

All share and per share amounts have been restated to reflect the 5 for 4 stock split issued May 17, 2002, and all prior stock dividends and splits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000
Net income (in thousands)	$154,616	$135,204	$126,737

Basic weighted-average number of shares outstanding	93,126,550	97,033,475	98,266,160
Plus: Common stock equivalents	546,858	514,855	778,303

Diluted weighted-average number of shares outstanding	93,673,408	97,548,330	99,044,463

Earnings per share:
Basic	$1.66	$1.39	$1.29
Diluted	1.65	1.39	1.28

At December 31, 2002, 2001 and 2000 there were 7 thousand, 388 thousand and 86 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), was issued by the Financial Accounting Standards Board on October 3, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis or whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). This Statement is effective for fiscal years beginning after December 15, 2001. As of December 31, 2002, Valley had $17.3 million in unamortized goodwill. Valley evaluated the goodwill in each segment and determined that an impairment expense was not required to be recorded as of December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 are effective for the year ended December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Significant guarantees that have been entered into by Valley include standby letters of credit as disclosed in Note 15 of the Notes to Consolidated Financial Statements. Valley does not expect the requirements of FIN 45 to have a material impact on the consolidated financial statements.*

ACQUISITIONS AND DISPOSITIONS (Note 2)

On January 1, 2003, VNB completed its acquisition of Glen Rauch Securities, Inc. (“Glen Rauch”), a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch was a cash acquisition with subsequent earn-out payments. For 2002, Glen Rauch’s annual revenues were approximately $5.0 million. Glen Rauch is now a wholly-owned subsidiary of VNB and is part of Valley’s Financial Services Division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2002, VNB acquired NIA/Lawyers Title Agency, LLC (“NIA/Lawyers”), a title insurance agency based in Paramus, NJ. For 2001, NIA/Lawyers’ annual revenues were approximately $5.0 million. NIA/Lawyers is now a wholly-owned subsidiary of VNB and is part of Valley’s Financial Services Division.

In August 2002, Valley completed its acquisition of Masters Coverage Corp. (“Masters”), an independent insurance agency headquartered in Spring Valley, New York. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters was a cash acquisition with subsequent earn-out payments. For 2001, Masters’ annual revenues were approximately $5.6 million. The Masters operation is now a wholly-owned subsidiary of VNB and is part of Valley’s Financial Services Division.

The aggregate purchase price of NIA/Lawyers and Masters was $10.8 million and after allocating $4.5 million to the identifiable tangible and intangible assets, VNB recorded $6.3 million of goodwill. Goodwill is classified in other assets in the consolidated statements of financial condition.

On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, Inc., a Canadian finance company, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley’s equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

On January 19, 2001, Valley completed its merger with Merchants New York Bancorp, Inc. (“Merchants”), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged (the exchange rate and number of shares exchanged have not been restated for the 5 percent stock dividend issued May 18, 2001 and the 5 for 4 stock split issued May 17, 2002). This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented. Separate results of the combining companies for the year ended December 31, 2000 is as follows:

2000
Net interest income after provision for possible loan losses:	(in thousands)
Valley	$251,967
Merchants	52,836

$304,803

Net income:
Valley	$106,773
Merchants	19,964

$126,737

During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million or $0.07 per diluted share. These charges included only identified direct and incremental costs associated with this acquisition. Items included in these charges included the following: personnel expenses which included severance payments for terminated directors of Merchants; professional fees which included investment banking, accounting and legal fees; and other expenses which included the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. The remaining balance is being paid based on existing contractual arrangements.

On July 6, 2000, Valley acquired Hallmark Capital Management, Inc. (“Hallmark”), a Fairfield, NJ based investment management firm with $195 million of assets under management. Hallmark’s purchase was a stock merger with subsequent earn-out payments. Hallmark’s operations have continued as a wholly-owned subsidiary of VNB and is part of Valley’s Financial Services Division. The transaction was accounted for as a purchase accounting transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2002 and 2001 were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$128,839	$6,103	$(23)	$134,919
Mortgage-backed securities	17,336	997	—	18,333
Other debt securities	379,347	6,938	(7,427)	378,858

Total debt securities	525,522	14,038	(7,450)	532,110
FRB & FHLB stock	65,370	—	—	65,370

Total investment securities held to maturity	$590,892	$14,038	$(7,450)	$597,480

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$99,757	$2,474	$(373)	$101,858
Mortgage-backed securities	25,912	1,137	(11)	27,038
Other debt securities	324,918	37	(29,453)	295,502

Total debt securities	450,587	3,648	(29,837)	424,398
FRB & FHLB stock	52,474	—	—	52,474

Total investment securities held to maturity	$503,061	$3,648	$(29,837)	$476,872

The contractual maturities of investments in debt securities held to maturity at December 31, 2002, are set forth in the following table:

	December 31, 2002
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$31,594	$31,650
Due after one year through five years	15,583	16,812
Due after five years through ten years	42,943	45,919
Due after ten years	418,066	419,396

	508,186	513,777
Mortgage-backed securities	17,336	18,333

Total debt securities held to maturity	$525,522	$532,110

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 1.9 years at December 31, 2002 and 2.8 years at December 31, 2001.

In January 2001, in connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants portfolio and transferred $162.4 million of securities from held to maturity to available for sale and transferred $50.0 million of securities from available for sale to held to maturity to conform with Valley’s investment objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2002 and 2001 were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

U.S. Treasury securities and other government agencies and corporations	$222,853	$1,168	$—	$224,021
Obligations of states and political subdivisions	105,699	5,319	(53)	110,965
Mortgage-backed securities	1,719,470	53,363	(32)	1,772,801

Total debt securities	2,048,022	59,850	(85)	2,107,787
Equity securities	27,037	6,065	(523)	32,579

Total investment securities available for sale	$2,075,059	$65,915	$(608)	$2,140,366

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$195,554	$104	$(50)	$195,608
Obligations of states and political subdivisions	119,754	1,719	(231)	121,242
Mortgage-backed securities	1,790,986	29,647	(7,745)	1,812,888

Total debt securities	2,106,294	31,470	(8,026)	2,129,738
Equity securities	33,350	9,303	(696)	41,957

Total investment securities available for sale	$2,139,644	$40,773	$(8,722)	$2,171,695

The contractual maturities of investments in debt securities available for sale at December 31, 2002, are set forth in the following table:

	December 31, 2002
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$105,428	$105,452
Due after one year through five years	99,732	101,782
Due after five years through ten years	105,346	109,260
Due after ten years	18,046	18,492

	328,552	334,986
Mortgage-backed securities	1,719,470	1,772,801

Total debt securities available for sale	$2,048,022	$2,107,787

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2002 and 2001 was 5.8 years and 4.7 years, respectively.

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale included in earnings for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in thousands)
Sales transactions:
Gross gains	$7,361	$4,035	$355
Gross losses	(269)	(1,464)	—

	7,092	2,571	355

Maturities and other securities transactions:
Gross gains	—	993	—
Gross losses	—	—	—

	—	993	—

Gains on securities transactions, net	$7,092	$3,564	$355

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2002 and 2001 was as follows:

	2002	2001
	(in thousands)
Commercial	$1,115,784	$1,080,852

Total commercial loans	1,115,784	1,080,852

Construction	200,896	206,789
Residential mortgage	1,427,715	1,323,877
Commercial mortgage	1,515,095	1,365,344

Total mortgage loans	3,143,706	2,896,010

Home equity	451,543	398,102
Credit card	11,544	12,740
Automobile	905,372	842,247
Other consumer	134,539	101,856

Total consumer loans	1,502,998	1,354,945

Total loans	$5,762,488	$5,331,807

Included in the table above are loans held for sale in the amount of $59.0 million and $56.2 million at December 31, 2002 and 2001, respectively.

Related Party Loans

VNB’s authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by VNB’s board of directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 2002, adjusted for changes in directors, executive officers and their affiliates:

2002
(in thousands)
Outstanding at beginning of year	$28,621
New loans and advances	6,477
Repayments	(11,067)

Outstanding at end of year	$24,031

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2002 and 2001 were as follows:

	2002	2001
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,931	$10,456

Non-accrual loans	$21,524	$18,483
Other real estate owned	43	329

Total non-performing assets	$21,567	$18,812

Troubled debt restructured loans	$—	$891

The amount of interest income that would have been recorded on non-accrual loans in 2002, 2001 and 2000 had payments remained in accordance with the original contractual terms approximated $1.1 million, $655 thousand and $458 thousand, respectively. While the actual amount of interest income recorded on these types of assets in 2002, 2001 and 2000 totaled $768 thousand, $192 thousand and $584 thousand, respectively, resulting in lost (recovered) interest income of $355 thousand, $463 thousand and $(126) thousand, respectively.

At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans were non-accrual, classified as troubled debt restructured loans, or contractually past due in excess of 90 days and still accruing interest.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $16.0 million and $3.4 million, respectively, at December 31, 2002 and $11.0 million and $2.5 million, respectively, at December 31, 2001. The average balance of impaired loans during 2002, 2001 and 2000 was approximately $8.7 million, $6.1 million and $11.8 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2002, 2001 and 2000 was $368 thousand, $828 thousand and $160 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLOWANCE FOR LOAN LOSSES (Note 6)

Transactions recorded in the allowance for loan losses during 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$63,803	$61,995	$64,228
Provision charged to operating expense	13,644	15,706	10,755

	77,447	77,701	74,983

Less net loan charge-offs:
Loans charged-off	(18,514)	(18,004)	(16,893)
Less recoveries on loan charge-offs	5,154	4,106	3,905

Net loan charge-offs	(13,360)	(13,898)	(12,988)

Balance at end of year	$64,087	$63,803	$61,995

LOAN SERVICING (Note 7)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.8 billion, $2.4 billion and $2.5 billion at December 31, 2002, 2001 and 2000, respectively. The outstanding balance of loans serviced for others is properly not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $100.4 million, $91.8 million and $92.2 million of SBA loans at December 31, 2002, 2001 and 2000, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is properly not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other assets in the consolidated statements of financial condition and are being amortized over the estimated life of net servicing income.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$29,205	$32,729	$36,809
Purchase and origination of loan servicing rights	3,380	5,678	2,696
Amortization expense	(10,989)	(9,202)	(6,776)

Balance at end of year	$21,596	$29,205	$32,729

Amortization expense in 2002 and 2001 includes $4.4 million and $2.0 million, respectively, of impairment expense for loan servicing rights, and is classified in amortization of intangible assets in the consolidated statements of income. For 2000, there was no impairment expense recorded. In 2002, the estimated fair market value of loan servicing rights was $23.7 million. Based on current market conditions, amortization expense related to the mortgage servicing asset at December 31, 2002 is expected to be approximately $17.1 million through 2007.*

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREMISES AND EQUIPMENT, NET (Note 8)

At December 31, 2002 and 2001, premises and equipment, net consisted of:

	2002	2001
	(in thousands)
Land	$22,940	$21,390
Buildings	64,839	63,560
Leasehold improvements	22,572	21,638
Furniture and equipment	101,146	76,992

	211,497	183,580
Less: Accumulated depreciation and amortization	(97,742)	(89,402)

Total premises and equipment, net	$113,755	$94,178

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $9.5 million, $8.8 million and $9.6 million, respectively.

OTHER ASSETS (Note 9)

At December 31, 2002 and 2001, other assets consisted of the following:

	2002	2001
	(in thousands)
Loan servicing rights	$21,596	$29,205
Goodwill and other intangibles	17,785	6,339
Other real estate owned	43	329
Net deferred tax asset	34,464	17,721
Due from customers on acceptances outstanding	16,524	19,869
Other	56,502	17,210

Total other assets	$146,914	$90,673

DEPOSITS (Note 10)

Included in time deposits at December 31, 2002 and 2001 are certificates of deposit over $100 thousand of $940.5 million and $1.1 billion, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $22.9 million, $39.1 million and $60.2 million in 2002, 2001 and 2000, respectively.

The scheduled maturities of time deposits as of December 31, 2002 are as follows:

(in thousands)
2003	$1,725,513
2004	233,391
2005	96,466
2006	27,061
2007	35,168
Thereafter	53,104

Total time deposits	$2,170,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2002 and 2001 consisted of the following:

	2002	2001
	(in thousands)
Fed funds purchased	$105,000	$—
Securities sold under agreements to repurchase	141,315	95,626
Treasury tax and loan	32,118	75,237
Bankers acceptances	—	22,599
FHLB advances	100,000	106,800
Line of credit	—	4,000

Total short-term borrowings	$378,433	$304,262

At December 31, 2002 and 2001, long-term debt consisted of the following:

	2002	2001
	(in thousands)
FHLB advances	$899,500	$655,500
Securities sold under agreements to repurchase	220,000	320,000
Other	142	228

Total long-term borrowings	$1,119,642	$975,728

The Federal Home Loan Bank (“FHLB”) advances included in long-term debt had a weighted average interest rate of 4.77 percent at December 31, 2002 and 5.34 percent at December 31, 2001. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying mortgage loans. Interest expense of $36.0 million, $23.4 million, and $27.2 million was recorded on FHLB advances during the years ended December 31, 2002, 2001 and 2000, respectively. The advances are scheduled for repayment as follows:

(in thousands)
2003	$82,000
2004	132,000
2005	23,000
2006	104,000
2007	202,500
Thereafter	356,000

Total long-term FHLB advances	$899,500

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $220 million and $320.0 million at December 31, 2002 and 2001, respectively. The weighted average interest rate for this debt was 5.49 percent and 5.72 percent at December 31, 2002 and 2001, respectively. Interest expense of $17.6 million, $21.2 million, and $8.0 million was recorded during the years ended December 31, 2002, 2001 and 2000, respectively. The schedule for repayment is as follows:

(in thousands)
2003	$45,000
2004	10,000
2005	30,000
2006	50,000
2007	—
Thereafter	85,000

Total long-term securities sold under agreements to repurchase	$220,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley maintained a floating rate revolving line of credit with a third party in the amount of $35 million at December 31, 2002, of which none was drawn and at December 31, 2001, of which $4.0 million was outstanding. The 2002 line of credit was available for general corporate purposes and expires on June 13, 2003. Interest expense of $318 thousand was recorded during the year ended December 31, 2001.

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $686.8 million and $659.4 million at December 31, 2002 and 2001, respectively.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (Note 12)

In November 2001, Valley sold $200.0 million of 7.75 percent trust preferred securities through a statutory business trust, VNB Capital Trust I (“Trust”). Valley owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by Valley. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley.

A portion of the trust preferred securities qualifies as Tier I Capital, within regulatory limitations. The principal amount of subordinated debentures held by the Trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. All of the trust preferred securities may be prepaid at par at the option of the Trust, in whole or in part, on or after December 15, 2006. The trust preferred securities contractually mature on December 15, 2031.

In 2003, the Financial Accounting Standards Board is expected to issue a final statement requiring that Valley report its Mandatorily Redeemable Preferred Capital Securities as long term debt and related distributions on these securities as interest expense.

BENEFIT PLANS (Note 13)

Pension Plan

VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service, primary social security benefits and the employee’s highest average compensation as defined. It is VNB’s funding policy to contribute annually the maximum amount that can be deducted for federal income tax purposes. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the pension plans at December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$38,585	$34,584
Service cost	2,254	2,097
Interest cost Plan amendments	2,691 489	2,502 —
Actuarial loss	1,140	1,324
Benefits paid	(1,851)	(1,922)

Projected benefit obligation at end of year	$43,308	$38,585

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$40,280	$39,539
Actual return on plan assets	(3,222)	2,131
Employer contributions	2,599	532
Benefits paid	(1,746)	(1,922)

Fair value of plan assets at end of year	$37,911	$40,280

Funded status	$(5,397)	$1,695
Unrecognized net asset	(95)	(174)
Unrecognized prior service cost	545	133
Unrecognized net actuarial loss/(gain)	3,874	(4,224)

Accrued benefit cost	$(1,073)	$(2,570)

Net periodic pension expense for 2002, 2001 and 2000 included the following components:

	2002	2001	2000
	(in thousands)
Service cost	$2,254	$2,097	$1,850
Interest cost	2,691	2,502	2,293
Expected return on plan assets	(3,609)	(3,340)	(3,057)
Net amortization and deferral	(79)	(170)	(146)
Recognized prior service cost	77	36	89
Recognized net gains	(128)	(586)	(634)

Total net periodic pension expense	$1,206	$539	$395

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan were 6.75 percent and 4.0 percent, respectively, for 2002 and 7.15 percent and 4.50 percent, respectively, for 2001. The expected long-term rate of return on assets was 9.00 percent for 2002 and 2001 and the weighted average discount rate used in computing pension cost was 7.15 percent and 7.40 percent for 2002 and 2001, respectively. The pension plan held 62,355 shares and 56,155 shares of VNB Capital Trust I preferred securities at December 31, 2002 and 2001, respectively. These shares had fair market values of $1.6 million and $1.4 million at December 31, 2002 and 2001, respectively. Dividends received for these shares were $86 thousand and $27 thousand for December 31, 2002 and 2001.

Merchants also maintained a non-contributing benefit plan which was merged into the Valley plan effective December 31, 2001, and is included in the above tables.

Valley maintains a non-qualified Directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.4 million and 6.75 percent at December 31, 2002, and $1.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 7.15 percent at December 31, 2001. An expense of $234 thousand, $188 thousand and $82 thousand has been recognized for the plan in the years ended December 31, 2002, 2001 and 2000, respectively. Valley also maintains non-qualified plans for former Directors and Senior Management of Merchants. Valley did not merge these plans into their existing non-qualified plans. The Directors’ plan obligation is fixed at $4.2 million, of which $4.1 million has been funded. The Senior Management’s plan obligation is fixed at $6.8 million, of which $4.9 million has been funded partly by insurance policies. The remaining obligation of $2.0 million is being funded on a straight-line basis over the remaining benefit period. In addition to Merchants, Valley maintains non-qualified plans for Directors of former banks acquired. Collectively, the plan obligation is $234 thousand, of which $104 thousand was funded. The difference of $130 thousand is being funded over the remaining benefit period.

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 2002, 2001 and 2000 were $5.5 million, $5.9 million and $5.3 million, respectively.

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute from 1 percent to 15 percent of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley stock. In 2002, VNB matched employee contributions with 58,214 shares, of which 24,780 shares were allocated from the KSOP and 27,704 shares were issued from treasury stock. In 2001, VNB matched employee contributions with 60,296 shares, of which 27,616 shares were allocated from the KSOP and 32,680 shares were issued from treasury stock. In 2000, VNB matched employee contributions with 64,254 shares, of which 30,273 shares were allocated from the KSOP and 35,069 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, for 2002 amounting to $1.5 million, and for both 2001 and 2000 amounting to $1.2 million. At December 31, 2002 the KSOP had 70,622 unallocated shares.

Effective July 2001, Merchants 401(k) plan was merged into the VNB KSOP plan. The Merchants plan did not match employee contributions.

Stock-Based Compensation

Valley adopted the fair value method provision of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for awards granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate.

Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 3.6 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equals 100 percent of the market price of Valley’s stock on the date of grant, and an option’s maximum term is ten years. The options granted under this plan are exercisable no earlier than one year after the date of grant, expire no more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland Bancorporation, Inc. (“Midland”) and assumed by Valley in its acquisition of Midland have no vesting period and a maximum term of fifteen years.

For 2002 grants, Valley recorded stock-based employee compensation expense of $73 thousand and will continue to amortize the $1.4 million remaining cost of these grants over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for the majority of the grants: dividend yield of 3.28 percent, risk-free interest rate of 3.36 percent, expected volatility of 25.42 percent, expected term of 5.22 percent and turnover rate of 6.87 percent. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for its stock option plan. Had compensation cost for the plan been determined consistent with SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(in thousands, except for share data)
Net income
As reported	$154,616	$135,204	$126,737
Stock-based compensation cost	(1,724)	(1,837)	(1,248)

Pro forma	$152,892	$133,367	$125,489

Earnings per share
As reported:
Basic	$1.66	$1.39	$1.29
Diluted	1.65	1.39	1.28
Pro forma:
Basic	$1.64	$1.37	$1.28
Diluted	1.63	1.37	1.27

For 2001 and 2000, stock based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2001 and 2000: dividend yield of 3.22 percent for 2001 and 3.12 percent for 2000; risk-free interest rate of 5.05 percent for 2001 and 5.11 percent for 2000; expected volatility of 24.1 percent for 2001 and 24.5 percent for 2000; expected term of 7.74 percent for 2001 and 7.79 percent for 2000; and turnover rate of 7.65 percent for 2001 and 7.56 percent for 2000.

A summary of the status of qualified and non-qualified stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,383,073	$18	2,582,039	$14	2,688,461	$14
Granted	372,349	26	528,895	24	352,715	21
Exercised	(426,680)	12	(670,550)	8	(382,086)	9
Forfeited or expired	(69,590)	22	(57,311)	18	(77,051)	18

Outstanding at end of year	2,259,152	21	2,383,073	18	2,582,039	14

Options exercisable at year-end	1,136,455	18	1,189,685	15	1,500,184	12

Weighted-average fair value of options granted during the year	$5.10		$5.90		$5.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3-15	262,249	3.4 years	$12	262,249	$12
15-20	770,332	5.9	19	599,866	18
20-25	792,839	8.0	23	260,590	22
25-29	433,732	9.7	26	13,750	25

3-29	2,259,152	7.1	21	1,136,455	18

There were 15,013, 28,049 and 37,481 stock appreciation rights outstanding as of December 31, 2002, 2001 and 2000, respectively.

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2002, 2001 and 2000.

Restricted Stock Awards	2002	2001	2000
Outstanding at beginning of year	343,086	272,350	285,386
Granted	92,557	175,926	84,258
Vested	(99,873)	(95,128)	(87,529)
Forfeited or expired	(19,631)	(10,062)	(9,765)

Outstanding at end of year	316,139	343,086	272,350

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $2.2 million in 2002 and 2001, and $1.3 million in 2000.

Bank Owned Life Insurance

During the first quarter of 2002, Valley invested $50.0 million in BOLI in addition to $100.0 million invested in 2001 to help offset the rising cost of employee benefits. Income of $6.7 million was recorded from the BOLI during the year ended December 31, 2002, an increase of $4.6 million over the prior year. However, with lower yields on BOLI investments, the income from BOLI has declined during 2002, and could continue to decline during 2003, potentially resulting in lower income on the BOLI in 2003.* BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries or high grade corporate securities and is managed by two investment firms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES (Note 14)

Income tax expense (benefit) included in the financial statements consisted of the following:

	2002	2001	2000
	(in thousands)
Income tax from operations:
Current:
Federal	$84,868	$69,213	$64,669
State, net of federal tax benefit	9,194	2,470	1,919

	94,062	71,683	66,588
Deferred:
Federal and State	(29,382)	(7,532)	(561)

Total income tax expense	$64,680	$64,151	$66,027

Included in other comprehensive income is income tax expense of $10.1 million, $12.8 million and $15.3 million attributable to net unrealized gains on securities available for sale for the years ended December 31, 2002, 2001 and 2000, respectively.

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$25,798	$25,619
Depreciation	23,501	—
State income taxes (net)	1,465	304
Non-accrual loan interest	583	282
Other	10,673	7,213

Total deferred tax assets	62,020	33,418

Deferred tax liabilities:
Depreciation	—	286
Unrealized gain on securities available for sale	23,936	11,300
Purchase accounting adjustments	67	133
Unearned discount on investments	231	255
Other	3,322	3,723

Total deferred tax liabilities	27,556	15,697

Net deferred tax asset	$34,464	$17,721

Based upon taxes paid and projections of future taxable income, over the periods in which the deferred taxes are deductible, management believes that it is more likely than not, that Valley will realize the benefits of these deductible differences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate is as follows:

	2002	2001	2000
	(in thousands)
Tax at statutory federal income tax rate	$76,754	$69,774	$67,467
Increases (decreases) resulted from:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(3,692)	(3,936)	(4,183)
State income tax, net of federal tax benefit	2,721	811	1,690
Corporate restructuring	(8,750)	—	—
Other, net	(2,353)	(2,498)	1,053

Income tax expense	$64,680	$64,151	$66,027

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $1.1 million for the year ended December 31, 2002 and $3.3 million for the year ended December 31, 2001.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

(in thousands)
2003	$7,895
2004	7,032
2005	6,456
2006	5,747
2007	5,464
Thereafter	21,292

Total lease commitments	$53,886

Net occupancy expense for 2002, 2001 and 2000 included approximately $5.3 million, $4.6 million and $4.6 million, respectively, of rental expenses, net of rental income, for leased bank facilities.

Financial Instruments With Off-balance Sheet Risk

In the ordinary course of business of meeting the financial needs of its customers, Valley, through its subsidiary VNB, is a party to various financial instruments which are properly not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of VNB’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the other party to the financial instrument. VNB seeks to limit any exposure of credit loss by applying the same credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Standby and commercial letters of credit	$187,116	$187,528
Commitments under unused lines of credit-credit card	69,928	71,593
Commitments under unused lines of credit-other	1,286,971	1,227,376
Outstanding loan commitments	877,433	891,813
Loan sale commitments	21,338	36,153

Total financial instruments with off-balance sheet risk	$2,442,786	$2,414,463

Standby letters of credit represent the guarantee by VNB of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. Most of VNB’s lending activity for outstanding loan commitments is to customers within the states of New Jersey, New York and Pennsylvania. Loan sale commitments represent contracts for the sale of residential mortgage loans and SBA loans to third parties in the ordinary course of VNB’s business. These commitments require VNB to deliver loans within a specific time frame to the third party. The risk to VNB is its non-delivery of loans required by the commitment which could lead to financial penalties. VNB has not defaulted on its loan sale commitments.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Valley must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2002, Valley exceeded all capital adequacy requirements to which it was subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s ratios at December 31, 2002 were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized Valley must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Valley’s actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2002
Total Risk-based Capital	$836,479	12.6%	$533,029	8.0%	$666,287	10.0%
Tier I Risk-based Capital	765,490	11.5	266,515	4.0	399,772	6.0
Tier I Leverage Capital	765,490	8.7	352,914	4.0	441,143	5.0
As of December 31, 2001
Total Risk-based Capital	$911,475	15.2%	$481,226	8.0%	$601,532	10.0%
Tier I Risk-based Capital	847,672	14.1	240,613	4.0	360,919	6.0
Tier I Leverage Capital	847,672	10.3	330,413	4.0	413,016	5.0

VNB’s actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2002
Total Risk-based Capital	$727,444	11.0%	$530,341	8.0%	$662,927	10.0%
Tier I Risk-based Capital	663,355	10.0	265,171	4.0	397,756	6.0
Tier I Leverage Capital	663,355	7.6	351,211	4.0	439,014	5.0
As of December 31, 2001
Total Risk-based Capital	$712,401	11.9%	$478,219	8.0%	$597,774	10.0%
Tier I Risk-based Capital	648,598	10.9	239,110	4.0	358,664	6.0
Tier I Leverage Capital	648,598	7.9	327,452	4.0	409,315	5.0

Dividend Restrictions

VNB, a national banking association, is subject to a limitation in the amount of dividends it may pay to Valley, VNB’s only shareholder. Prior approval by the office of the Comptroller of the Currency (“OCC”) is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2003 without prior approval from the OCC of up to $61.7 million plus an amount equal to VNB’s net profits for 2003 to the date of such dividend declaration. In addition to dividends received from its subsidiary bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2002:

	Shares Issued	Shares in Treasury
Balance, December 31, 1999	94,023,950	(1,159,688)
Stock dividend (5 percent)	—	3,605,836
Effect of stock incentive plan, net	(11,720)	389,225
Purchase of treasury stock	—	(3,463,463)
Retirement of treasury stock	(521,211)	—

Balance, December 31, 2000	93,491,019	(628,090)
Stock dividend (5 percent)	4,215,735	436,586
Effect of stock incentive plan, net	46,944	786,176
Purchase of treasury stock	—	(2,763,793)

Balance, December 31, 2001	97,753,698	(2,169,121)
Effect of stock incentive plan, net	48,465	466,822
Purchase of treasury stock	—	(5,576,499)
Retirement of treasury stock	(3,509,752)	3,509,752

Balance, December 31, 2002	94,292,411	(3,769,046)

Treasury Stock

On August 21, 2001 Valley’s Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes. As of December 31, 2002 Valley had repurchased 8.3 million shares of its common stock under this repurchase program.

On May 23, 2000 Valley’s Board of Directors authorized the repurchase of up to 3,750,000 shares of the Company’s outstanding common stock. As of September 19, 2000, Valley had repurchased 713,838 shares of its common stock under this repurchase program, which was rescinded in connection with the signing of the definitive merger agreement with Merchants. This is in addition to the 3,750,000 shares purchased pursuant to an authorization by the Board of Directors in December 1999, the majority of which were used for the stock dividend issued on May 16, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2002
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$128,158	$131,357	$131,253	$126,651
Interest expense	40,379	39,910	40,218	37,216
Net interest income	87,779	91,447	91,035	89,435
Provision for loan losses	3,705	3,974	3,299	2,666
Non-interest income	18,044	20,421	20,755	22,018
Non-interest expense	49,305	50,561	52,736	55,392
Income before income taxes	52,813	57,333	55,755	53,395
Income tax expense	14,213	17,437	16,799	16,231
Net income	38,600	39,896	38,956	37,164
Earnings per share:
Basic	0.41	0.42	0.42	0.41
Diluted	0.40	0.42	0.42	0.41
Cash dividends declared per share	0.212	0.225	0.225	0.225
Average shares outstanding:
Basic	94,870,244	94,009,085	92,706,089	90,968,284
Diluted	95,541,484	94,613,873	93,262,194	91,480,993

	Quarters ended 2001
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$144,202	$140,407	$136,889	$131,988
Interest expense	63,177	57,778	52,930	44,768
Net interest income	81,025	82,629	83,959	87,220
Provision for loan losses	2,100	2,835	2,700	8,071
Non-interest income	18,684	15,742	15,985	18,065
Non-interest expense	51,956	43,698	44,379	48,215
Income before income taxes	45,653	51,838	52,865	48,999
Income tax expense	17,090	17,279	16,860	12,922
Net income	28,563	34,559	36,005	36,077
Earnings per share:
Basic	0.29	0.35	0.37	0.38
Diluted	0.30	0.35	0.37	0.37
Cash dividends declared per share	0.198	0.212	0.212	0.212
Average shares outstanding:
Basic	97,419,000	97,547,706	97,416,728	95,764,478
Diluted	98,304,614	98,070,091	98,234,619	96,399,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2002	2001
	(in thousands)
Assets
Cash	$3,076	$2,084
Interest bearing deposits with banks	115	115
Investment securities available for sale	127,496	223,030
Investment securities held to maturity	456	—
Investment in subsidiaries	719,234	676,494
Loan to subsidiary bank employee benefit plan	536	714
Other assets	10,672	10,756

Total assets	$861,585	$913,193

Liabilities
Dividends payable to shareholders	$20,448	$20,295
Short-term borrowings	—	4,000
Long-term debt	206,186	206,186
Other liabilities	3,213	4,337

Total liabilities	229,847	234,818

Shareholders’ Equity
Preferred stock	—	—
Common stock	33,332	33,310
Surplus	318,964	406,608
Retained earnings	338,770	270,730
Unallocated common stock held by employee benefit plan	(435)	(602)
Accumulated other comprehensive income	41,319	19,638

	731,950	729,684
Treasury stock, at cost	(100,212)	(51,309)

Total shareholders’ equity	631,738	678,375

Total liabilities and shareholders’ equity	$861,585	$913,193

Condensed Statements of Income

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Income
Dividends from subsidiary	$144,000	$93,000	$116,893
Income from subsidiary	1,253	721	1,868
Gains on securities transactions, net	5,106	156	249
Other interest and dividends	1,154	1,531	2,432

	151,513	95,408	121,442
Expenses	17,867	6,070	4,332

Income before income tax benefit and equity in undistributed earnings of subsidiary	133,646	89,338	117,110
Income tax benefit	(3,880)	(1,223)	(44)

Income before equity in undistributed earnings of subsidiary	137,526	90,561	117,154
Equity in undistributed earnings of subsidiary	17,090	44,643	9,583

Net Income	$154,616	$135,204	$126,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$154,616	$135,204	$126,737
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(17,090)	(44,643)	(9,583)
Depreciation and amortization	310	347	380
Amortization of compensation costs pursuant to long-term stock incentive plan	2,316	2,020	1,037
Net amortization of premiums and accretion of discounts	(91)	(194)	(8)
Net gains on securities transactions	(5,106)	(156)	(249)
Net increase in other assets	(226)	(5,580)	(1,707)
Net decrease in other liabilities	(1,114)	(3,224)	(6,085)

Net cash provided by operating activities	133,615	83,774	110,522

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	435,418	920	24,413
Proceeds from maturing investment securities available for sale	135,000	65,026	3,197
Purchases of investment securities available for sale	(472,814)	(233,424)	(15,817)
Purchases of investment securities held to maturity	(459)	—	—
Purchase of common stock of subsidiary	—	(6,185)	—
Net decrease in short-term investments	—	22,010	14,002
Payment of employee benefit plan loan	178	179	178

Net cash provided by (used in) investing activities	97,323	(151,474)	25,973

Cash flows from financing activities:
Net (decrease)increase in other borrowings	(4,000)	(6,000)	10,000
Advances of long-term debt	—	206,185	—
Purchase of common shares to treasury	(149,628)	(65,012)	(79,161)
Dividends paid to common shareholders	(82,409)	(76,260)	(71,723)
Common stock issued, net of cancellations	6,091	8,230	3,780

Net cash (used in) provided by financing activities	(229,946)	67,143	(137,104)

Net increase(decrease) in cash and cash equivalents	992	(557)	(609)
Cash and cash equivalents at beginning of year	2,084	2,641	3,250

Cash and cash equivalents at end of year	$3,076	$2,084	$2,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

Limitations: The fair value estimates made at December 31, 2002 and 2001 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$243,923	$243,923	$311,850	$311,850
Investment securities held to maturity	590,892	597,480	503,061	476,872
Investment securities available for sale	2,140,366	2,140,366	2,171,695	2,171,695
Net loans	5,698,401	5,823,729	5,268,004	5,332,375
Financial liabilities:
Deposits with no stated maturity	4,512,684	4,512,684	3,894,356	3,894,356
Deposits with stated maturities	2,170,703	2,185,528	2,412,618	2,437,233
Short-term borrowings	378,433	376,414	304,262	304,262
Long-term debt	1,119,642	1,175,703	975,728	971,567
Preferred capital securities	200,000	211,600	200,000	200,480

The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 2002 and 2001 is not material.

BUSINESS SEGMENTS (Note 20)

VNB has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment portfolio and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

Consumer lending delivers loan and banking products and services mainly to individuals and small businesses through its branches, ATM machines, PC banking and sales, service and collection force within each lending department. The products and services include residential mortgages, home equity loans, automobile loans, credit card loans, trust and investment services, insurance products and mortgage servicing for investors. Automobile lending is generally available throughout New Jersey, New York and Pennsylvania, but was also available in twelve states and Canada as part of a referral program with State Farm Insurance Company which was phased out in 2001.

The commercial lending division provides loan products and services to small and medium commercial establishments throughout northern New Jersey and Manhattan. These include lines of credit, term loans, letters of credit, asset-based lending, construction, development and permanent real estate financing for owner occupied and leased properties, leasing, aircraft lending and Small Business Administration (“SBA”) loans. The SBA loans are offered through a sales force covering New Jersey and a number of surrounding states and territories. The commercial lending division serves numerous businesses through departments organized into product or specific geographic divisions.

The investment portfolio segment handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB’s funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corporate and other adjustments segment represents assets and income and expense items not directly attributable to a specific segment including gain on investment sales not classified with investment management above, income from BOLI, distributions on capital securities, non-recurring items such as gains on sales of loans, service charges on deposit accounts and merger-related charges.

The following table represents the financial data for the four business segments for the years ended 2002, 2001 and 2000.

	Year ended December 31, 2002
	Consumer Lending	Commercial Lending	Investment Portfolio	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,754,744	$2,766,755	$2,588,766	$—	$8,110,265

Interest income	$185,767	$183,682	$153,686	$(5,716)	$517,419
Interest expense	53,572	53,806	50,345	—	157,723

Net interest income (loss)	132,195	129,876	103,341	(5,716)	359,696
Provision for loan losses	6,671	6,973	—	—	13,644

Net interest income (loss) after provision for loan losses	125,524	122,903	103,341	(5,716)	346,052
Non-interest income	10,612	10,537	4,175	55,914	81,238
Non-interest expense	21,214	21,142	147	165,491	207,994
Internal expense transfer	35,764	35,919	31,607	(103,290)	—

Income (loss) before income taxes	$79,158	$76,379	$75,762	$(12,003)	$219,296

Return on average interest-bearing assets (pre-tax)	2.87%	2.76%	2.93%	—	2.70%

	Year ended December 31, 2001
	Consumer Lending	Commercial Lending	Investment Portfolio	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,656,593	$2,561,052	$2,450,333	$—	$7,667,978

Interest income	$201,678	$199,690	$158,189	$(6,071)	$553,486
Interest expense	75,753	73,029	69,871	—	218,653

Net interest income (loss)	125,925	126,661	88,318	(6,071)	334,833
Provision for loan losses	4,699	11,007	—	—	15,706

Net interest income (loss) after provision for loan losses	121,226	115,654	88,318	(6,071)	319,127
Non-interest income	16,027	8,485	2,448	41,516	68,476
Non-interest expense	19,569	17,909	824	149,946	188,248
Internal expense transfer	34,793	33,158	29,750	(97,701)	—

Income (loss) before income taxes	$82,891	$73,072	$60,192	$(16,800)	$199,355

Return on average interest-bearing assets (pre-tax)	3.12%	2.85%	2.46%	—	2.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2000
	Consumer Lending	Commercial Lending	Investment Portfolio	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,786,273	$2,314,357	$2,217,861	$—	$7,318,491

Interest income	$216,502	$206,539	$150,767	$(5,602)	$568,206
Interest expense	96,187	79,896	76,565	—	252,648

Net interest income (loss)	120,315	126,643	74,202	(5,602)	315,558
Provision for loan losses	4,481	6,274	—	—	10,755

Net interest income (loss) after provision for loan losses	115,834	120,369	74,202	(5,602)	304,803
Non-interest income	13,704	7,510	562	37,324	59,100
Non-interest expense	24,201	18,271	347	128,320	171,139
Internal expense transfer	34,643	28,776	27,576	(90,995)	—

Income (loss) before income taxes	$70,694	$80,832	$46,841	$(5,603)	$192,764

Return on average interest-bearing assets (pre-tax)	2.54%	3.49%	2.11%	—	2.63%

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders

Valley National Bancorp:

We have audited the accompanying consolidated statement of financial condition of Valley National Bancorp and its subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and its subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young, LLP

New York, New York

January 31, 2003

New Jersey Headquarters

150 John F. Kennedy Parkway

Short Hills, NJ 07078

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Valley National Bancorp:

We have audited the accompanying consolidated statement of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

January 16, 2002

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2002, Valley National Bancorp (“Valley”) ended its relationship with KPMG LLP (“KPMG”) as its independent accountants, and appointed Ernst & Young LLP (“Ernst & Young”) as its new independent accountants. This determination followed Valley’s decision to seek proposals from independent accountants to audit Valley’s financial statements for the year ended December 31, 2002. The decision not to renew the engagement of KPMG and to retain Ernst & Young was approved by Valley’s Audit Committee of the Board of Directors. The Audit Committee decided that as a result of the increase in consulting work performed by KPMG, especially tax consulting work, it would be appropriate to separate the audit engagement from the consulting work. As a result, KPMG was dismissed and Ernst & Young was retained as auditors for the year ended December 31, 2002.

KPMG’s reports on Valley’s consolidated financial statements as of and for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2000 and 2001 and through April 18, 2002, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the disagreements in connection with their report on Valley’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company provided KPMG with a copy of the foregoing disclosures.

Ernst & Young LLP, independent public accountants, audited the books and records of Valley for the year ended December 31, 2002. Selection of Valley’s independent public accountants for the 2003 fiscal year will be made by the Audit Committee of the Board subsequent to the annual meeting.

PART III

Item	10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.     Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,167,840	(1)	$21.00	1,874,132
Equity compensation plans not approved by security holders(2)	0		Not applicable	0

Total	2,167,840		$21.00	1,874,132

(1)	Does not include 91,312 options issued under plans of companies acquired by Valley that are still outstanding. No further options may be issued under these plans.
(2)	In 2000, Valley issued 75,634 shares of its common stock to the former shareholders of Hallmark Capital Management, Inc., pursuant to a merger of Hallmark into a subsidiary of Valley. In 2002 and 2001, Valley issued an additional 45,251 and 32,911 shares, respectively, of its common stock pursuant to subsequent earn-out payments. All shares issued reflect the 5 for 4 stock split issued in May 2002. Additional earn-out payments of Valley’s common stock are payable in 2003. The amount of shares to be issued in 2003 is performance-based and cannot be determined at this time.

The information set forth under the caption “Stock Ownership of Management and Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information set forth under the captions “Human Resources and Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14.     Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

A.	Agreement and Plan of Merger dated September 5, 2000 among Valley, VNB, Merchants and Merchants Bank of New York is incorporated herein by reference to Valley’s Report on Form 8-K filed with the Commission on September 21, 2000.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant as amended on May 3, 2002 incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

B.	By-laws of the Registrant adopted as of March 14, 1989 and amended March 19, 1991 are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998.

(10)	Material Contracts:

A.	Restated and amended “Change in Control Agreements” dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Peter John Southway, Robert Meyer, and Peter Crocitto are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998.

B.	“Change in Control Agreements” dated January 1, 1995 between Valley, VNB and Robert Farrell, Richard Garber and Robert Mulligan are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

C.	“Change in Control Agreement” dated February 1, 1996 between Valley, VNB and Jack Blackin, filed herewith.

D.	“Change in Control Agreement” dated April 15, 1996 between Valley, VNB and John Prol, filed herewith.

E.	“The Valley National Bancorp Long-term Stock Incentive Plan” dated January 19, 1999 and as amended through August 20, 2002, filed herewith.

F.	“Severance Agreement” dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin is incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1999.

G.	“Split-Dollar Agreement” dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

H.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto, Robert M. Meyer and Peter John Southway are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1997.

I.	“Change in Control Agreement” dated January 3, 2000 between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

J.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended through August 20, 2002, filed herewith.

K.	Amendment to the “Severance Agreement” dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

L.	“Change in Control Agreement” dated April 4, 2001 between Valley, VNB and Alan D. Eskow incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

M.	“Employment Continuation and Non-Competition Agreements” dated September 5, 2000 between Valley, VNB and Spencer B. Witty, James G. Lawrence and Eric W. Gould incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

N.	“Change in Control Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

O.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

P.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated as of November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

Q.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated as of November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

R.	“Change in Control Agreement” dated November 28, 2001 between Valley, VNB and Garret G. Nieuwenhuis are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001.

S.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, filed herewith.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(21)	List of Subsidiaries:

(a)	Subsidiaries of Valley:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.	New Jersey	100%
BNV Realty Incorporated (BNV)	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB RSI, Inc.	New Jersey	100%
Wayne Ventures, Inc.	New Jersey	100%
Wayne Title, Inc.	New Jersey	100%
VNB International Services, Inc.	New Jersey	100%
New Century Asset Management, Inc.	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Merchants New York Commercial Corp.	Delaware	100%
Valley Commercial Capital, LLC	New Jersey	100%
Masters Coverage, Corp.	New York	100%
NIA/Lawyers Title Agency, LLC	New Jersey	100%
Glen Rauch Securities, Inc.	New York	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(23)	Consents of Experts and Counsel

(24)	Power of Attorney of Certain Directors and Officers of Valley

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP
By:	/s/ GERALD H. LIPKIN
Gerald H. Lipkin, Chairman of the Board,
President and Chief Executive Officer

By:	/s/ ALAN D. ESKOW
Alan D. Eskow,
Executive Vice President and Chief Financial Officer

Dated:    February 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 27, 2003

/s/ SPENCER B. WITTY Spencer B. Witty	Vice Chairman and Director	February 27, 2003

/s/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2003

/s/ EDWARD J. LIPKUS Edward J. Lipkus	Vice President and Assistant Controller (Principal Accounting Officer)	February 27, 2003

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 27, 2003

CHARLES J. BAUM* Charles J. Baum	Director	February 27, 2003

PAMELA BRONANDER* Pamela Bronander	Director	February 27, 2003

JOSEPH COCCIA, JR.* Joseph Coccia, Jr.	Director	February 27, 2003

GRAHAM O. JONES* Graham O. Jones	Director	February 27, 2003

WALTER H. JONES, III* Walter H. Jones, III	Director	February 27, 2003

Signature	Title	Date

GERALD KORDE* Gerald Korde	Director	February 27, 2003

ROBINSON MARKEL* Robinson Markel	Director	February 27, 2003

ROBERT E. MCENTEE* Robert E. McEntee	Director	February 27, 2003

RICHARD S. MILLER* Richard S. Miller	Director	February 27, 2003

ROBERT RACHESKY* Robert Rachesky	Director	February 27, 2003

BARNETT RUKIN* Barnett Rukin	Director	February 27, 2003

PETER SOUTHWAY* Peter Southway	Director	February 27, 2003

RICHARD F. TICE* Richard F. Tice	Director	February 27, 2003

LEONARD J. VORCHEIMER* Leonard J. Vorcheimer	Director	February 27, 2003

*By	Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.

CERTIFICATIONS

I, Gerald H. Lipkin, certify that:

1.	I have reviewed this annual report on Form 10-K of Valley National Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 27, 2003

/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

I, Alan D. Eskow, certify that:

1.	I have reviewed this annual report on Form 10-K of Valley National Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 27, 2003

/S/ ALAN D. ESKOW
Alan D. Eskow
Executive Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(c) (10) (C)	Change in Control Agreement—Jack Blackin

(c) (10) (D)	Change in Control Agreement—John Prol

(c) (10) (E)	1999 Valley National Bancorp Long-term Stock Incentive Plan

(c) (10) (J)	1989 Valley National Bancorp Long-term Stock Incentive Plan

(c) (10) (S)	Severance Agreement—Alan Eskow

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(23).1	Consent of Expert and Counsel, Ernst & Young LLP

(23).2	Consent of Expert and Counsel, KPMG LLP

(24)	Power of Attorney