Form 10-Q
period 2003-03-31
VALLEY NATIONAL BANCORP
filed 2003-05-15
CIK 714310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10-Q

(Mark One)
   [X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934
        For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes X No__

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes X No__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (no par value), of which 93,733,188 shares were outstanding as of May 12, 2003.

                                TABLE OF CONTENTS



                                                                   Page Number

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
              Consolidated Statements of Financial Condition
                March 31, 2003 and December 31, 2002                    3

              Consolidated Statements of Income
                Three Months Ended March 31, 2003 and 2002              4

              Consolidated Statements of Cash Flows
                Three months Ended March 31, 2003 and 2002              5

              Notes to Consolidated Financial Statements                6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       10

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                               25

Item 4. Controls and Procedures                                         25


PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                27


SIGNATURES                                                              28


CERTIFICATIONS                                                          29

                        PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)                                                     March 31,         December 31,
                                                                                            2003                2002
                                                                                      ------------------   ----------------
Assets
Cash and due from banks                                                                      $  248,633          $ 243,923
Investment securities held to maturity, fair value of  $621,595
        and $597,480 in 2003 and 2002, respectively                                             611,778            590,892
Investment securities available for sale                                                      2,227,155          2,140,366
Investment securities trading                                                                     2,437                  0
                                                                                      ------------------   ----------------
             Total investments                                                                2,841,370          2,731,258
Loans                                                                                         5,902,796          5,703,536
Loans held for sale                                                                              66,312             58,952
                                                                                      ------------------   ----------------
        Total loans                                                                           5,969,108          5,762,488
        Less: Allowance for loan losses                                                        (66,791)           (64,087)
                                                                                      ------------------   ----------------
             Net loans                                                                        5,902,317          5,698,401
Premises and equipment, net                                                                     114,812            113,755
Accrued interest receivable                                                                      44,196             41,591
Bank owned life insurance                                                                       160,347            158,832
Other assets                                                                                    144,988            146,914
                                                                                      ------------------   ----------------
                 Total assets                                                                $9,456,663         $9,134,674
                                                                                      ==================   ================

Liabilities
Deposits:
        Non-interest bearing                                                                 $1,529,486         $1,569,921
        Interest bearing:
             Savings                                                                          3,059,526          2,942,763
             Time                                                                             2,150,702          2,170,703
                                                                                      ------------------   ----------------
               Total deposits                                                                 6,739,714          6,683,387
Short-term borrowings                                                                           675,574            378,433
Long-term debt                                                                                1,072,619          1,119,642
Accrued expenses and other liabilities                                                          142,306            121,474
                                                                                      ------------------   ----------------
                 Total liabilities                                                            8,630,213          8,302,936
                                                                                      ------------------   ----------------
Company - obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures
        of the Company                                                                          200,000            200,000

Shareholders' Equity(a)
Preferred stock, no par value, authorized 30,000,000 shares; none issued                              0                  0
Common stock, no par value, authorized 149,564,245
        shares; issued 99,002,921 shares in 2003 and
        99,007,032 shares in 2002                                                                33,336             33,332
Surplus                                                                                         319,482            318,964
Retained earnings                                                                               355,776            338,770
Unallocated common stock held by employee benefit plan                                            (395)              (435)
Accumulated other comprehensive income                                                           35,229             41,319
                                                                                      ------------------   ----------------
                                                                                                743,428            731,950
Treasury stock, at cost (4,652,725 shares in 2003 and
        3,957,498 shares in 2002)                                                             (116,978)          (100,212)
                                                                                      ------------------   ----------------
                 Total shareholders' equity                                                     626,450            631,738
                                                                                      ------------------   ----------------
                 Total liabilities and shareholders' equity                                  $9,456,663         $9,134,674
                                                                                      ==================   ================



   See accompanying notes to consolidated financial statements.

(a) Share data reflects the 5% stock dividend declared on April 9, 2003, to be issued May 16, 2003 to shareholders of record on May 2, 2003.


VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)                                      Three Months Ended
                                                                                 March 31,
                                                                          2003               2002
                                                                   ---------------------------------------

     Interest Income
     Interest and fees on loans                                               $ 91,827           $ 90,886
     Interest and dividends on investment securities:
          Taxable                                                               30,697             33,431
          Tax-exempt                                                             2,684              2,505
          Dividends                                                              1,137                699
     Interest on federal funds sold and other short-term
          investments                                                               86                637
                                                                   ---------------------------------------
          Total interest income                                                126,431            128,158
                                                                   ---------------------------------------
     Interest Expense
     Interest on deposits:
          Savings deposits                                                       6,710              8,088
          Time deposits                                                         11,954             18,566
     Interest on short-term borrowings                                           1,384                827
     Interest on long-term debt                                                 13,227             12,898
                                                                   ---------------------------------------
          Total interest expense                                                33,275             40,379
                                                                   ---------------------------------------
     Net Interest Income                                                        93,156             87,779
     Provision for loan losses                                                   3,255              3,705
                                                                   ---------------------------------------
     Net Interest Income after Provision for Loan Losses                        89,901             84,074
                                                                   ---------------------------------------
     Non-Interest Income
     Trust and investment services                                               2,074              1,178
     Insurance fees, commissions and premiums                                    4,802                786
     Service charges on deposit accounts                                         5,277              4,885
     Gains on securities transactions, net                                       3,211                355
     Fees from loan servicing                                                    1,993              2,498
     Gains on sales of loans, net                                                2,588              1,780
     Bank owned life insurance                                                   1,515              1,416
     Other                                                                       4,182              5,146
                                                                   ---------------------------------------
          Total non-interest income                                             25,642             18,044
                                                                   ---------------------------------------
     Non-Interest Expense
     Salary expense                                                             24,419             21,081
     Employee benefit expense                                                    6,307              4,845
     Net occupancy expense                                                       8,415              6,877
     Amortization of intangible assets                                           2,766              2,189
     Advertising                                                                 1,858              1,436
     Distribution on capital securities                                          3,932              3,932
     Other                                                                      10,374              8,945
                                                                   ---------------------------------------
          Total non-interest expense                                            58,071             49,305
                                                                   ---------------------------------------
     Income Before Income Taxes                                                 57,472             52,813
     Income tax expense                                                         19,490             14,213
                                                                   ---------------------------------------
     Net Income                                                               $ 37,982           $ 38,600
                                                                   =======================================
     Weighted Average Number of Shares Outstanding:(a)
          Basic                                                             94,658,595         99,613,756
          Diluted                                                           95,098,987        100,318,558
     Earnings Per Share:(a)
          Basic                                                                  $0.40              $0.39
          Diluted                                                                 0.40               0.38
     Cash dividends declared per common share(a)                                  0.21               0.20


     See accompanying notes to consolidated financial statements.

     (a) Share data reflects the 5% stock dividend declared on April 9, 2003, to be issued May 16, 2003 to shareholders of record of May 2, 2003.


     VALLEY NATIONAL BANCORP                                                            Three Months Ended
     CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)                                        March 31,

                                                                               --------------------------------------
     (in thousands)
                                                                                      2003               2002
                                                                               --------------------------------------
     Cash flows from operating activities:
     Net income                                                                           $37,982            $38,600
      Adjustments to reconcile net income to net cash provided
        by operating activities:
      Depreciation and amortization                                                         5,442              4,380
      Amortization of compensation costs pursuant to
        long-term stock incentive plan                                                        762                652
      Provision for loan losses                                                             3,255              3,705
      Net amortization of premiums and accretion of discounts                               3,231              2,811
      Net gains on securities transactions                                                (3,211)              (355)
      Proceeds from sales of loans                                                         76,335             68,837
      Gains on sales of loans                                                             (2,588)            (1,780)
      Origination of loans held for sale                                                 (81,107)           (53,172)
      Purchases of trading securities                                                    (83,535)                  0
      Proceeds from sales of trading securities                                            81,078                  0
      Net increase in bank owned life insurance                                           (1,515)            (1,416)
      Net (increase) decrease in accrued interest receivable and other assets             (2,293)              4,059
      Net increase (decrease) in accrued expenses and other liabilities                    24,379            (5,339)
                                                                               --------------------------------------
        Net cash provided by operating activities                                          58,215             60,982
                                                                               --------------------------------------
     Cash flows from investing activities:
      Purchase of bank owned life insurance                                                     0           (50,000)
      Proceeds from sales of investment securities available for sale                     170,366            249,599
      Proceeds from maturities, redemptions and prepayments of investment
        securities available for sale                                                     364,466            228,972
      Purchases of investment securities available for sale                             (630,940)          (566,767)
      Purchases of investment securities held to maturity                                (31,737)            (9,402)
      Proceeds from sales of investment securities held to maturity                         1,630                  0
      Proceeds from maturities, redemptions and prepayments of investment
        securities held to maturity                                                         9,021              7,913
      Net increase in loans made to customers                                           (200,868)           (23,823)
      Purchases of premises and equipment                                                 (3,676)            (5,569)
                                                                               --------------------------------------
        Net cash used in investing activities                                           (321,738)          (169,077)
                                                                               --------------------------------------
     Cash flows from financing activities:
      Net increase in deposits                                                             56,327            102,581
      Net increase (decrease) in short-term borrowings                                    297,141           (24,407)
      Advances of long-term debt                                                           23,000                  0
      Repayments of long-term debt                                                       (70,023)           (52,021)
      Dividends paid to common shareholders                                              (20,432)           (20,077)
      Purchase of common shares to treasury                                              (18,617)           (43,457)
      Common stock issued, net of cancellations                                               837              1,935
                                                                               --------------------------------------
        Net cash provided by (used in) financing activities                               268,233           (35,446)
                                                                               --------------------------------------
        Net increase (decrease) in cash and cash equivalents                                4,710          (143,541)
        Cash and cash equivalents at January 1                                            243,923            311,850
                                                                               --------------------------------------
        Cash and cash equivalents at March 31                                            $248,633           $168,309
                                                                               ======================================
     Supplemental disclosure of cash flow information:
      Cash paid during the period for interest on deposits and borrowings                 $33,690            $42,463
      Cash paid during the period for federal and state income taxes                            0                  0


See accompanying notes to consolidated financial statements.

                             VALLEY NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Consolidated  Financial  Statements

     The Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002, the Consolidated Statements of Income for the three month periods ended March 31, 2003 and 2002 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley's December 31, 2002 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2003 financial presentations.


2.   Investment Securities

    Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment. During the first quarter of 2003, Valley sold two securities which were downgraded to non-investment grade, for a total of $1.5 million from the held to maturity portfolio resulting in a net gain of $33 thousand.

3.  Earnings Per Share (EPS)1

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

     The following table shows the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2003 and 2002.


                                                                  Three Months Ended
                                                                       March 31,
                                                                  2003           2002
                                                             -------------------------------

          Net income (in thousands)                                  $37,982        $38,600
                                                             ===============================
          Basic weighted-average number of shares
              outstanding                                         94,658,595     99,613,756
          Plus:   Common stock equivalents                           440,392        704,802
                                                             -------------------------------
          Diluted weighted-average number
              of shares outstanding                               95,098,987    100,318,558
                                                             ===============================
          Earnings per share:
              Basic                                                    $0.40          $0.39
              Diluted                                                   0.40           0.38


     Common stock equivalents for the three months ended March 31, 2003 and 2002 exclude approximately 437 thousand and 2 thousand common stock options because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

4.    Stock-Based Compensation

     Valley prospectively adopted the fair value method provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation", effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for awards granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return, expected term and turnover rate.

     For the three months ended March 31, 2003, Valley recorded stock-based employee compensation expense of $77 thousand, net of tax and will continue to amortize approximately $988 thousand, net of tax, of the remaining cost of these grants over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted from the date of adoption to March 31, 2003: dividend yield of 3.35 percent, risk-free interest rate of 3.08 percent, expected volatility of 24.97 percent, expected term of 5.29 years and turnover rate of 7.27 percent.

     Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Had compensation cost for the options issued prior to January 1, 2002, been

______________________________

1 Share data reflects the 5 percent stock dividend declared on April 9, 2003 to be issued May 16, 2003 to shareholders of record on May 2, 2003.

determined consistent with SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                         Three Months Ended
                                                                              March 31,

                                                                           2003          2002
                                                                  ____________________________________
                                                                  (in thousands, except for share data)
        Net income
             As reported                                                   $ 37,982         $ 38,600
             Stock-based compensation cost, net of tax                         (206)            (280)
                                                                           ________         ________
             Pro forma net income                                          $ 37,776         $ 38,320
                                                                           ========         ========

        Earnings per share
             As reported:
                  Basic                                                    $  0.40          $  0.39
                  Diluted                                                     0.40             0.38
             Pro forma:
                   Basic                                                   $  0.40           $ 0.38
                   Diluted                                                    0.40             0.38


5.   Recent Developments

     On May 14, 2003, Valley announced that its Board of Directors authorized the company to repurchase up to 2.5 million shares of the company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market rates. Valley presently has an existing stock repurchase program in place authorized by its Board of Directors in August 2001 to repurchase 10.5 million shares. Valley expects to continue its existing repurchase program until all
10.5 million shares are purchased before the newly authorized program becomes effective.

     On April 9, 2003, the Board of Directors approved a five percent stock dividend to be issued May 16, 2003 to shareholders of record on May 2, 2003 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

     On January 1, 2003, Valley National Bank ("VNB") completed its acquisition of Glen Rauch Securities, Inc. ("Glen Rauch"), a Wall Street brokerage firm specializing in municipal securities with more than $1 billion in assets in its customer accounts. The purchase of Glen Rauch was a cash acquisition with subsequent earn-out payments.

6.   Comprehensive Income

     Valley's comprehensive income consists of unrealized gains (losses) on securities available for sale and until May 2002, foreign currency translation adjustments (on May 1, 2002, Valley sold its subsidiary VNB Financial Services, Inc., a Canadian finance company). The following table shows each component of comprehensive income for the three months ended March 31, 2003 and 2002.


                                                                              Three Months Ended
                                                                                  March 31,
                                                            -------------------------------------------------------
                                                                      2003                         2002
                                                            --------------------------   --------------------------
                                                                                (in thousands)

Net income                                                                    $37,982                      $38,600
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                                                        0                          (8)
 Unrealized gains on securities:
      Change in unrealized gains arising during  the period      ($4,083)                      ($647)
      Reclassification adjustment for gains realized in net
        income                                                    (2,007)                       (224)
                                                            --------------               -------------
      Net change in unrealized gains                                          (6,090)                        (871)
                                                                         -------------               --------------
 Other comprehensive income                                                   (6,090)                        (879)
                                                                         -------------               --------------
 Comprehensive income                                                         $31,892                      $37,721
                                                                         =============               ==============



7.       Business Segments

     The information under the caption "Business Segments" in Management's Discussion and Analysis is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "anticipate," "look," "view," "opportunities," "allow," "continues," "reflects," "believe," "may," "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, loan prepayment assumptions, cash flows, deposit growth, the direction of the economy in New Jersey and New York, continued levels of loan quality and origination volume, continued relationships with major customers, as well as the effects of general economic conditions and legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Earnings Summary2

     For the three months ended March 31, 2003, net income was $38.0 million or $0.40 per diluted share compared with $38.6 million or $0.38 per diluted share for the same period in 2002, an increase of 5.3 percent per diluted share. Net income was lower due to an increased effective tax rate for the first quarter of 2003 compared with the same period in 2002. The effective tax rate for the first quarter 2003 increased to 33.9 percent compared with 26.9 percent for the first quarter 2002 primarily due to a $3.5 million tax benefit recorded in the first quarter of 2002 associated with the restructuring of a subsidiary into a Real Estate Investment Trust ("REIT"). In addition, under Valley's share repurchase program approved by the Board of Directors in August 2001, a total of 9.5 million of the 10.5 million common shares authorized for repurchase had been acquired through the close of the 2003 first quarter at a total cost of $233 million, funds that would otherwise have been invested to contribute to net income.

     The annualized return on average shareholders' equity increased to 24.06 percent for the three months ended March 31, 2003 compared with 23.19 percent for the same period in 2002 while the annualized return on average assets decreased to 1.67 percent for the three months ended March 31, 2003 compared with 1.84 percent recorded in the first quarter of 2002.

     Net interest income for the first quarter of 2003 increased over the prior year due to a combination of increased loan volume and lower interest cost on deposits partly offset by a decrease in loan rates. Non-interest income increased for the three months ended March 31, 2003 compared with the three months ended March 31, 2002, due to gains on the sales of securities and income from Valley's new acquisitions of Masters Coverage Corp. ("Masters"), an all-line insurance agency; NIA/Lawyers Title Agency, LLC ("NIA/Lawyers"), a title insurance agency; and Glen Rauch Securities, Inc. ("Glen Rauch"), a Wall Street brokerage firm.

_______________________________
2 Share data reflects the 5 percent stock dividend declared on April 9, 2003 to be issued May 16, 2003 to shareholders of record on May 2, 2003.

Net Interest Income

     Net interest income continues to be the largest component of Valley's operating income, a long-standing traditional source of income. For the three month period ended March 31, 2003, net interest income on a tax equivalent basis increased to $94.7 million or 6.1 percent, compared with $89.2 million for the three months ended March 31, 2002. This increase was mainly due to increased loan volume and investment activity. Average loans increased $536.0 million or
10.1 percent as the consumer and commercial lending business segments reflected strong growth during the period, while average investments, primarily consisting of mortgage-backed securities increased $127.5 million or 5.1 percent over the comparable 2002 period. The increase in interest income on loans was a result of new loan volume which helped offset the decline in interest income due to falling rates by $928 thousand while the decline in interest income on taxable investments was greater than the increase in interest income from higher investment balances by $2.3 million.

     Savings deposits continue to provide a low cost source of funding and increased on average $436.2 million or 17.1 percent for the first quarter of 2003 compared with the same period in 2002. This increase was attributed to the addition of new branches, increased customer activity and relatively new savings products, including Valley's Kids First Savings Club(SM) program, as well as a shift from longer-term certificates of deposit to savings accounts. Average non-interest bearing demand deposits also increased $117.9 million or 8.4 percent for the same period, mainly due to increased customer activity. Average time deposits decreased $270 million or 11.3 percent for the three month period ended March 31, 2003 compared with the same period in 2002. The decline in interest rates on deposits caused a net decrease in interest expense on deposits by $8.0 million.

     Average long and short-term debt, consisting primarily of Federal Home Loan Bank ("FHLB") advances, increased $141.6 million or 14.8 percent and $276.1 or
141.1 percent, respectively, for the first quarter of 2003 compared with the first quarter of 2002, as Valley took advantage of lower rate intermediate-term financing in the latter part of 2002 and lower rate short-term financing in 2003. The impact on interest expense was an increase of $886 thousand over the prior year first quarter.

     For the three months ended March 31, 2003, net interest margin on a tax equivalent basis was 4.46 percent compared with 4.49 percent for the three months ended March 31, 2002 and 4.39 percent for the three months ended December 31, 2002. In November 2002, the Federal Reserve lowered short-term interest rates in an effort to stimulate the economy. Efforts by management to lower interest rates and increase loan volume contributed to the increase in net interest margin for the three months ended March 31, 2003 compared with the three months ended December 31, 2002. Valley has been able to maintain the net interest margin at its current level but cannot guarantee the effects future changes in interest rates may have on net interest margin.*


     The following table reflects the components of net interest income for each of the three months ended March 31, 2003 and 2002.


                                           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
                                                          NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
                                                                   Three Months Ended March 31,
                                         ----------------------------------------------------------------------------------

                                                           2003                                     2002
                                         ----------------------------------------------------------------------------------
                                             Average                    Average        Average                   Average
                                             Balance       Interest       Rate         Balance      Interest      Rate
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)

Assets
Interest earning assets:
 Loans (1)(2)                                  $5,856,965      $91,887       6.28%      $5,320,959      $90,959      6.84%
 Taxable investments (3)                        2,364,693       31,834       5.38%       2,261,095       34,130      6.04%
 Tax-exempt investments(1)(3)                     245,695        4,129       6.72%         221,839        3,854      6.95%
 Federal funds sold and other short-
    term investments                               15,930           86       2.16%         149,920          637      1.70%
                                         ----------------------------------------------------------------------------------
 Total interest earning assets                  8,483,283     $127,936       6.03%       7,953,813     $129,580      6.52%
Allowance for loan losses                        (65,760)                                 (65,774)
Cash and due from banks                           198,033                                  185,464
Other assets                                      403,697                                  302,688
Unrealized gain on securities available
 for sale                                          60,547                                   31,169
                                         -----------------                         ----------------
  Total assets                                 $9,079,800                               $8,407,360
                                         =================                         ================

Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings deposits                              $2,982,239      $ 6,710       0.90%      $2,546,034      $ 8,088      1.27%
 Time deposits                                  2,123,387       11,954       2.25%       2,393,362       18,566      3.10%
                                         ----------------------------------------------------------------------------------
 Total interest bearing deposits                5,105,626       18,664       1.46%       4,939,396       26,654      2.16%
 Short-term borrowings                            471,856        1,384       1.17%         195,713          827      1.69%
 Long-term debt                                 1,097,673       13,227       4.82%         956,034       12,898      5.40%
                                         ----------------------------------------------------------------------------------
 Total interest bearing liabilities             6,675,155       33,275       1.99%       6,091,143       40,379      2.65%
Demand deposits                                 1,528,428                                1,410,534
Other liabilities                                  44,734                                   39,761
Capital securities                                200,000                                  200,000
Shareholders' equity                              631,483                                  665,922
  Total liabilities and                  -----------------                         ----------------
    shareholders' equity                       $9,079,800                               $8,407,360
                                         =================                         ================
Net interest income
  (tax equivalent basis)                                        94,661                                   89,201
Tax equivalent adjustment                                      (1,505)                                  (1,422)
                                                         --------------                           --------------
Net interest income                                            $93,156                                  $87,779
                                                         ==============                           ==============
  Net interest rate differential                                             4.04%                                   3.87%
                                                                      -------------                            ------------
  Net interest margin (4)                                                    4.46%                                   4.49%
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


                                                                     CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                           Three Months Ended March 31,
                                                                            2003 Compared with 2002
                                                                            Increase (Decrease) (1)
                                                                 -----------------------------------------------
                                                                    Interest        Volume           Rate
                                                                   ----------      --------         ------
                                                                                 (in thousands)
          Interest income:
             Loans (2)                                                     $  928         $8,748       ($7,820)
             Taxable investments                                          (2,296)          1,513        (3,809)
             Tax-exempt investments (2)                                       275            404          (129)
             Federal funds sold and other
                short-term investments                                      (551)          (688)            137
                                                                 -----------------------------------------------
                                                                          (1,644)          9,977       (11,621)
                                                                 -----------------------------------------------

         Interest expense:
             Savings deposits                                             (1,378)          1,236        (2,614)
             Time deposits                                                (6,612)        (1,927)        (4,685)
             Short-term borrowings                                            557            874          (317)
             Long-term debt                                                   329          1,792        (1,463)
                                                                 -----------------------------------------------
                                                                          (7,104)          1,975        (9,079)
                                                                 -----------------------------------------------

                                                                 -----------------------------------------------
         Net interest income (tax equivalent basis)                        $5,460         $8,002       ($2,542)
                                                                 -----------------------------------------------


(1) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2) Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

     The following table presents the components of non-interest income for the three months ended March 31, 2003 and 2002.


                                                                       NON-INTEREST INCOME
                                                                        Three Months Ended
                                                                             March 31,
                                                                  --------------------------------
                                                                        2003           2002
                                                                  --------------------------------
                                                                              (in thousands)
                   Trust and investment services                           $ 2,074        $ 1,178
                   Insurance fees, commissions and premiums                  4,802            786
                   Service charges on deposit accounts                       5,277          4,885
                   Gains on securities transactions, net                     3,211            355
                   Fees from loan servicing                                  1,993          2,498
                   Gains on sales of loans, net                              2,588          1,780
                   Bank owned life insurance ("BOLI")                        1,515          1,416
                   Other                                                     4,182          5,146
                                                                  --------------------------------
                      Total non-interest income                            $25,642        $18,044
                                                                  ================================


     Non-interest income continues to represent a considerable source of income for Valley, representing 16.9 percent of total income for the three months ended March 31, 2003. Excluding gains on securities transactions, net, total non-interest income increased to $22.4 million for the three months ended March 31, 2003, a $4.7 million increase, compared with $17.7 million recorded for the three months ended March 31, 2002. This increase was primarily attributed to income from Valley's recent acquisitions of Masters, NIA/Lawyers and Glen Rauch.

     Trust and investment services income increased to $2.1 million for the three months ended March 31, 2003, as compared with the same period in 2002, primarily due to additional revenues from the newly acquired Glen Rauch operations.

     Insurance fees, commissions and premiums increased to $4.8 million for the three months ended March 31, 2003, compared with the same period in 2002, due to Valley's recent acquisitions of Masters and NIA/Lawyers.

     Gains on securities transactions, net, increased $2.9 million to $3.2 million for the three months ended March 31, 2003, compared with $355 thousand for the same period in 2002. The bond market has continued to display significant strength resulting in record refinancing rates over the past six months. During the first quarter of 2003, Valley identified many individual bonds which experienced fast prepayment speeds. Many of these securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. Management made the decision to sell selected positions to realize these gains and will continue to monitor its inventory for more opportunities as part of its program of active portfolio management. The majority of these gains were generated from mortgage-backed securities. Included in the total of $79.0 million sold, Valley sold two securities which were downgraded to non-investment grade, totaling $1.5 million from the held to maturity portfolio, resulting in a net gain of $33 thousand.

     Fees from loan servicing decreased $505 thousand or 20.2 percent for the three month period ended March 31, 2003, compared with the same period in 2002. This decrease was mainly attributed to a reduction in fee income on a lower volume of serviced mortgages, due to heavy refinancing and payoff activity, as borrowers took advantage of lower interest rates.

     Gains on sales of loans, net for the three months ended March 31, 2003 were $2.6 million, an increase of $808 thousand or 45.4 percent compared with gains of $1.8 million for the three months ended March 31, 2002. This increase was primarily attributed to the sale of $70.1 million in residential mortgage loans.

     Other non-interest income decreased $964 thousand or 18.7 percent, mainly due to a settlement of a lawsuit of approximately $800 thousand recorded during the first quarter of 2002.

Non-Interest Expense

     The following table presents the components of non-interest expense for the three months ended March 31, 2003 and 2002.


                                                                    NON-INTEREST EXPENSE
                                                                     Three Months Ended
                                                                          March 31,
                                                          -----------------------------------
                                                                2003             2002
                                                          -----------------------------------
                                                                        (in thousands)
               Salary expense                                       $24,419          $21,081
               Employee benefit expense                               6,307            4,845
               Net occupancy expense                                  8,415            6,877
               Amortization of intangible assets                      2,766            2,189
               Advertising                                            1,858            1,436
               Distribution on capital securities                     3,932            3,932
               Other                                                 10,374            8,945
                                                          -----------------------------------
                  Total non-interest expense                        $58,071          $49,305
                                                          ===================================


     Non-interest expense increased by $8.8 million or 17.8 percent for the three months ended March 31, 2003 compared with March 31, 2002. The increase was due largely to increased salary expense for the recently acquired subsidiaries, business expansion including new and refurbished branches, and higher expenses and depreciation charges in connection with recent investments in technology systems. The largest components of non-interest expense were salaries and employee benefit expense representing 52.9 percent of total non-interest expense for the three months ended March 31, 2003.

     The efficiency ratio measures a bank's total non-interest expense as a percentage of net interest income plus total non-interest income. Valley's efficiency ratio for the three months ended March 31, 2003 increased to 48.89 percent, compared with an efficiency ratio of 46.59 percent for the same period in 2002. The additional expenses incurred as mentioned in the above paragraph, resulted in the increase in the efficiency ratio. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* In accordance with recent changes in SEC rules, Valley's efficiency ratio calculation above differs from its previously disclosed efficiency ratio calculations or the traditional efficiency ratio calculation. The traditional ratio allowed for the inclusion of tax equivalent adjustments on net interest income and the exclusion of certain items of income and expense.

     Salary expense increased by $3.3 million or 15.8 percent for the three months ended March 31, 2003 compared with the same period in the prior year. The increase was primarily due to the acquisition of Masters, NIA/Lawyers and Glen Rauch, as well as increased branch and lending staff. At March 31, 2003, Valley's full-time equivalent staff was 2,284 compared with 2,101 at March 31, 2002.

     Employee benefit expense increased by $1.5 million or 30.2 percent for the three month period ended March 31, 2003 compared with the same period last year. The increase was primarily due to recent acquisitions and business expansion discussed above, which attributed to increased insurance and retirement benefit costs. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," an expense of $119 thousand was recorded on the fair value of stock options granted for the three month period ended March 31, 2003, while no expense was recorded in the same period of 2002.

     Net occupancy expense for the three months ended March 31, 2003 increased by $1.5 million or 22.4 percent as compared with the same period in 2002. The increase was largely due to business expansion including new branches and the recent acquisitions of Masters, NIA/Lawyers and Glen Rauch; larger snow-related cleanup costs; higher machinery rental and repair costs; and increased depreciation charges in connection with recent investments in technology systems.

     Amortization of intangible assets consisting primarily of amortization of loan servicing rights, increased $577 thousand or 26.4 percent to $2.8 million for the three month period ended March 31, 2003 compared with the same period in 2002. Amortization expense includes $2.3 million recorded for the first quarter of 2003 compared with $1.9 million for the first three months of 2002 as a result of a large volume of prepayments on higher interest rate mortgages and additional amortization expense of $183 thousand on identified intangibles recorded in connection with Valley's recent acquisitions. Under new accounting rules effective January of 2002, amortization of goodwill ceased; instead, Valley reviews the goodwill asset for impairment annually. During 2002, management evaluated the goodwill in each segment and determined that an impairment expense was not required to be recorded.

     Advertising expense increased $422 thousand or 29.4 percent for the three months ended March 31, 2003 over the same period last year. The increase was due to increased promotional programs and various branch-related incentives.

     Distribution on capital securities consists of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the three month period ended March 31, 2003 and 2002 was $3.9 million. The Financial Accounting Standards Board ("FASB") is expected to issue during the second quarter of 2003, a final statement requiring that Valley report in future periods its Mandatorily Redeemable Preferred Capital Securities as long-term debt and related distributions on these securities as interest expense.*

     Other non-interest expense increased $1.4 million to $10.4 million for the three months ended March 31, 2003 over the same period last year. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance, title search fees, service fees and appraisal fees totaling approximately $8.2 million and $7.3 million for the three months ended March 31, 2003 and 2002, respectively.


Income Taxes

     Income tax expense as a percentage of pre-tax income was 33.9 percent for the three months ended March 31, 2003, compared with 26.9 percent for the same period in 2002. The increase in the effective tax rate reflected a tax benefit of $3.5 million recorded in the first quarter of 2002, as a result of the restructuring of an existing subsidiary into a REIT.

Business Segments

     VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley's consumer lending segment currently is inclusive of the Financial Services Division. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared with any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     The following table presents the financial data for the three months ended March 31, 2003 and 2002.

                                                              Three Months Ended March 31, 2003
                                         -----------------------------------------------------------------------------
                                                                        (in thousands)
                                         -----------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments       Total
                                         -----------------------------------------------------------------------------

Average interest earning assets              $2,975,786      $2,901,345      $2,606,152              $0    $8,483,283

Income (loss) before income taxes               $22,775         $19,178         $23,521        ($8,002)       $57,472

Return on average interest-earning
     assets (pre-tax)                             3.06%           2.64%           3.61%              0%         2.71%
                                         -----------------------------------------------------------------------------


                                                              Three Months Ended March 31, 2002
                                         -----------------------------------------------------------------------------
                                                                        (in thousands)
                                         -----------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments       Total
                                         -----------------------------------------------------------------------------

Average interest earning assets              $2,662,319      $2,694,740      $2,596,754              $0    $7,953,813

Income (loss) before income taxes               $20,132         $19,098         $16,761        ($3,178)       $52,813

Return on average interest earning
     assets (pre-tax)                             3.02%           2.83%           2.58%              0%         2.66%
                                         -----------------------------------------------------------------------------


Consumer Lending

     The consumer lending segment had a return on average interest earning assets before taxes of 3.06 percent for the three months ended March 31, 2003 compared with 3.02 percent for the three months ended March 31, 2002. Average interest earning assets increased $313 million or 11.8 percent, attributed to volume gains in residential mortgages, home equity and automobile loans. Increases in residential mortgage and home equity loans were driven by favorable interest rates and ongoing marketing efforts. Increases in automobile loans were achieved primarily as a result of increased indirect auto lending through continued expansion of Valley's auto loan dealer base. Average interest rates on consumer loans decreased 88 basis points, while the expenses associated with funding sources decreased 46 basis points to 1.57 percent.

Income before income taxes increased $2.6 million to $22.8 million mainly due to additional fee income from Masters, NIA/Lawyers and Glen Rauch; increased residential mortgage fees and an increase in net interest income.


Commercial Lending

     The return on average interest earning assets before taxes decreased 19 basis points to 2.64 percent for the three months ended March 31, 2003, compared with 2.83 percent for the three months ended March 31, 2002. Average interest earning assets increased $206.6 million or 7.7 percent as a result of increased loan volume, particularly in commercial loans and commercial mortgages. Interest rates on commercial loans decreased by 59 basis points and the expenses associated with funding sources decreased by 46 basis points to 1.57 percent. Income before income taxes remained relatively the same at $19.2 million and $19.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in net interest income was offset by the increase in allocation of the internal expense transfer resulting from increased average volume.


Investment Management

     The return on average interest earning assets before taxes increased 103 basis points to 3.61 percent for the three months ended March 31, 2003 compared with 2.58 percent for the three months ended March 31, 2002. The yield on interest earning assets, which includes federal funds sold, remained the same at
5.76 percent and the expenses associated with funding sources decreased 46 basis points to 1.57 percent. Average interest earning assets increased by $9.4 million. Income before income taxes increased $6.8 million primarily as a result of a lower cost of funds, larger amount of net gains on securities sold and increased average balances of investments. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flow over the course of the first quarter, as low mortgage rates have triggered record refinancing activity. During the first quarter 2003, Valley continued to add high quality mortgage-backed paper that provides a liquid, short duration based on the current interest rate environment and an attractive spread.

Corporate Segment

     The corporate segment represents income and expense items not directly attributable to a specific segment such as distributions on capital securities and service charges on deposit accounts. The loss before taxes for the corporate segment was $8.0 million for the three months ended March 31, 2003, compared with a loss of $3.2 million for the three months ended March 31, 2002. This increase was primarily the result of higher back-office operating expenses.

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

     Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of March 31, 2003. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended March 31, 2003, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in a minimal change in net interest income, while an immediate interest rate decrease of 100 basis points resulted in an increase in net interest income of ..97% or $3.6 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.*

     Valley's net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolio. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into alternative investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to maximize net interest margin. In addition, Valley took advantage of lower rate intermediate term financing in the latter part of 2002 and lower rate short-term financing in 2003.


Liquidity

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.6 billion at March 31, 2003 and $2.5 billion at December 31, 2002. This represents 29.2 percent and 29.1 percent of earning assets at March 31, 2003 and December 31, 2002, respectively, and 27.2 percent of total assets at March 31, 2003 and December 31, 2002.

     On the liability side, the primary source of funds available to meet liquidity needs is VNB's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.7 billion for the three months ended March 31, 2003 and $5.5 billion for the year ended December 31, 2002, representing 67.4 percent and 67.2 percent, respectively, of average earning assets. Demand and savings deposits have continued to increase as an alternative to low interest rates on certificates of deposits and the effects of a sluggish equity market. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances, lines of credit and large dollar certificates of deposit, generally those over $100 thousand, are also used as funding sources. During the first quarter of 2003, average short-term FHLB advances increased by $270 million.

     Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2003, there were $170.4 million of proceeds from the sales of investment securities available for sale and proceeds of $364.5 million from maturities, redemptions and prepayments. Purchases of investment securities for the three months ended March 31, 2003 were $662.7 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion, on average, for the three months ended March 31, 2003 and $1.3 billion for the year ended December 31, 2002.

     Valley's recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and distributions on trust preferred securities, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million in trust preferred securities. At March 31, 2003, Valley maintained a floating rate line of credit with a third party in the amount of $35 million, of which none was drawn. This line is available for general corporate purposes and expires June 13, 2003. Borrowings under this facility, if any, are collateralized by investment securities of no less than 120 percent of the loan balance.

     As of March 31, 2003 and December 31, 2002, Valley had a total of $2.2 billion and $2.1 billion, respectively, of securities available for sale recorded at their fair value. As of March 31, 2003, the investment securities available for sale had an unrealized gain of $35.2 million, net of deferred taxes, compared with $41.3 million, net of deferred taxes, at December 31, 2002. This change was primarily due to a temporary decrease in prices. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of March 31, 2003, Valley had a total of $2.4 million in trading securities.

Loan Portfolio

     Total loans were $6.0 billion, $5.8 billion and $5.3 billion at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The following table reflects the composition of the loan portfolio for these periods.


                                                                        LOAN PORTFOLIO

                                                     March 31,            December 31,           March 31,
                                                       2003                   2002                 2002
                                                ---------------------------------------------------------------------------
                                                                        (in thousands)

            Commercial                                   $1,140,736             $1,115,784          $1,070,531
                                                --------------------   --------------------  ------------------
              Total commercial loans                      1,140,736              1,115,784           1,070,531

            Construction                                    187,016                200,896             204,028
            Residential mortgage                          1,581,777              1,427,715           1,317,346
            Commercial mortgage                           1,568,991              1,515,095           1,391,889
                                                --------------------   --------------------  ------------------
              Total mortgage loans                        3,337,784              3,143,706           2,913,263

            Home equity                                     449,919                451,543             415,576
            Credit card                                      10,381                 11,544              11,431
            Automobile                                      893,314                905,372             825,444
            Other consumer                                  136,974                134,539             101,114
                                                --------------------   --------------------  ------------------
              Total consumer loans                        1,490,588              1,502,998           1,353,565

                                                --------------------   --------------------  ------------------
               Total loans                               $5,969,108             $5,762,488          $5,337,359
                                                ====================   ====================  ==================

            As a percent of total loans:
            Commercial loans                                   19.1%                  19.4%               20.0%
            Mortgage loans                                     55.9                   54.5                54.6
            Consumer loans                                     25.0                   26.1                25.4
                                                --------------------   --------------------  ------------------
              Total                                           100.0%                 100.0%              100.0%
                                                ====================   ====================  ==================

     During the first quarter of 2003, Valley's total loan portfolio continued a steady upward trend while maintaining emphasis on credit quality. During the quarter, total loans grew 3.6 percent from December 31, 2002, while on an annualized basis, total loans increased 14.3 percent, compared with December 31, 2002 reflecting overall growth in residential and commercial mortgages and commercial loans. Valley cannot guarantee that the current level of loan growth will continue throughout the year.*

     For the three months ended March 31, 2003, commercial loans increased 2.2 percent or 8.9 percent annualized, partly due to increased commercial line draw downs as well as increased aviation and small business administration loan financing.

     For the three months ended March 31, 2003,  total mortgage loans  increased
6.2 percent or 24.7 percent on an annual basis mainly due to a favorable interest rate environment and continuing stable economic conditions in Valley's lending area. This growth was primarily due to a 10.8 percent or 43.2 percent annualized increase in the residential mortgage portfolio. Valley often sells many of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market, but may retain amounts necessary to balance Valley's overall asset mix and loan growth strategy. During the first quarter of 2003, Valley elected to sell approximately $70.1 million of $425.4 million in originated residential mortgage loans. Commercial mortgage loans increased 3.6 percent or 14.2 percent annualized, for the three months ended March 31, 2003, primarily due to an increase in residential building.

     Consumer loans, for the three months ended March 31, 2003, posted a slight decrease of 0.8 percent or 3.3 percent annualized, primarily from automobile loans. Automobile loan growth was constrained during the first quarter due to manufacturers' based incentives, such as zero percent financing as well as aggressive loan offerings from other lending institutions. Valley continued to increase its dealer network in additional markets within New Jersey, New York and Pennsylvania.


Non-performing Assets

     Non-performing assets include non-accrual loans and other real estate owned ("OREO"). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Non-performing assets totaled $27.2 million at March 31, 2003, compared with $21.6 million at December 31, 2002 and $15.1 million at March 31, 2002, an increase of approximately $5.7 million and $12.2 million, respectively. These increases are primarily attributed to a few large credits. At March 31, 2003, December 31, 2002 and March 31, 2002, non-performing assets amounted to 0.46 percent, 0.37 percent and
0.28 percent, respectively, of loans and OREO.

     Loans 90 days or more past due and still accruing which were not included in the non-performing category totaled $4.7 million at March 31, 2003 compared with $4.9 million at December 31, 2002 and $9.0 million at March 31, 2002. These loans are primarily commercial mortgage loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $961 thousand at March 31, 2003 and $1.7 million at December 31, 2002.

     Total loans past due in excess of 30 days were 0.87 percent of all loans at March 31, 2003 compared with 1.20 percent at December 31, 2002.

     The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.


                                             LOAN QUALITY


                                                                   March 31,          December 31,         March 31,
                                                                      2003                2002               2002

                                                                                    (in thousands)
   Loans past due in excess of
       90 days and still accruing                                           $4,698              $4,931            $8,992
                                                              -----------------------------------------------------------
   Non-accrual loans                                                       $26,799             $21,524           $15,089
   Other real estate owned                                                     448                  43                 0
                                                              -----------------------------------------------------------
       Total non-performing assets                                         $27,247             $21,567           $15,089
                                                              -----------------------------------------------------------
   Troubled debt restructured loans                                          $   0                $  0             $ 879
                                                              -----------------------------------------------------------
   Non-performing loans as a % of loans                                      0.46%               0.37%             0.28%
                                                              -----------------------------------------------------------
   Non-performing assets as a % of
       loans plus other real estate owned                                    0.46%               0.37%             0.28%
                                                              -----------------------------------------------------------
   Allowance as a % of loans                                                 1.12%               1.11%             1.20%
                                                              -----------------------------------------------------------

Allowance for Loan Losses

     At March 31, 2003, the allowance for loan losses totaled $66.8 million compared with $64.1 million at December 31, 2002. The allowance was adjusted by provisions charged against income and loans charged-off net of recoveries. In the current economic environment, that information is applied to the composition of the loan portfolio to provide adequate levels in the allowance for loan losses*. Net loan charge-offs were $551 thousand for the three months ended March 31, 2003 compared with $4.8 million and $3.3 million for the three months ended December 31, 2002 and March 31, 2002, respectively. Valley cannot guarantee that the low level of net charge-offs during the first quarter of 2003 will continue in future periods.*

     The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

     The following summarizes the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002.


                                                                         ALLOWANCE FOR LOAN LOSSES

                                                                              Three Months Ended
                                                                ------------------------------------------------------
                                                                       March 31,         December 31,      March 31,
                                                                         2003                2002            2002
                                                                ------------------------------------------------------
                                                                                (in thousands)

           Average loans outstanding                                   $5,856,965       $5,690,264       $5,320,959
                                                                       __________       ___________      __________
           Beginning balance:
                   Allowance for loan losses                              $64,087          $66,189          $63,803

           Loans charged-off                                              (2,167)          (5,552)          (4,715)
           Recoveries                                                      1,616              784            1,430
                                                                       __________       ___________      __________
                   Net charge-offs                                          (551)          (4,768)          (3,285)
           Provision charged to operations                                 3,255            2,666             3,705
                                                                       __________       ___________      __________
           Ending balance:  Allowance for loan losses                   $ 66,791         $ 64,087          $ 64,223
                                                                       __________       ___________      __________
           Ratio of net charge-offs during the period to
                   average loans outstanding during the period              0.04%            0.24%            0.25%
                                                                       __________       ___________      __________


Capital Adequacy3

     A significant measure of the strength of a financial institution is its shareholders' equity. At March 31, 2003, shareholders' equity totaled $626.5 million or 6.62 percent of total assets, compared with $631.7 million or 6.92 percent at year-end 2002. The decline in shareholders' equity was mainly the result of the repurchase of Valley's common stock as discussed below.

     On May 13, 2003, Valley's Board of Directors authorized the repurchase of an additional 2.5 million shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley's Board of Directors had previously authorized the repurchase of up to 10.5 million shares of the Company's outstanding common stock on August 21, 2001. As of March 31, 2003, Valley had repurchased approximately 9.5 million shares of its common stock at an average cost of $24.48 per share. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective.

     On April 9, 2003, the Board of Directors declared a five percent stock dividend to be issued on May 16, 2003, to shareholders of record on May 2, 2003 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

     Included in shareholders' equity as a component of accumulated other comprehensive income at March 31, 2003 was a $35.2 million unrealized gain on investment securities available for sale, net of tax, compared with an unrealized gain of $41.3 million at December 31, 2002.

     Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders' equity and trust preferred securities, less disallowed intangibles and is adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

     In November 2001, Valley sold $200.0 million of trust preferred securities, a portion of which qualifies as Tier I capital, within regulatory limitations. Including these securities, Valley's capital position at March 31, 2003, under risk-based capital guidelines was $759.0 million or 10.88 percent of risk-weighted assets for Tier 1 capital and $835.4 million or 11.98 percent for Total risk-based capital. The comparable ratios at December 31, 2002 were 11.49 percent for Tier 1 capital and 12.55 percent for Total risk-based capital. At March 31, 2003 and December 31, 2002, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.38 percent and 8.68 percent, respectively. Valley's ratios at March 31, 2003 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

     Book value per share amounted to $6.64 at March 31, 2003 and $6.65 at December 31, 2002.

     The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 47.5 percent for the three months ended March 31, 2003, compared with 47.4 percent for the three months ended March 31, 2002. Cash dividends declared amounted to $0.21 per share, for the three months ended March 31, 2003, equivalent to a dividend pay-out ratio per diluted share of 52.5 percent, compared with 52.6 percent for the same period in 2002. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder

_____________________________
3 Share data reflects the 5 percent stock dividend declared on April 9, 2003 to be issued May 16, 2003 to shareholders of record on May 2, 2003.

value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis or whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement is effective for fiscal years beginning after December 15, 2001. As of March 31, 2003, Valley had $20.2 million in unamortized goodwill.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The disclosure requirements of FIN 45 are effective for the year ended December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by Valley include standby letters of credits with a total of $150 million as of March 31, 2003. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.


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

     The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART II

      Item 5.  Other Information

      None.


      Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits
              (3)   Articles of Incorporation and By-Laws
                    (A) Certificate of Incorporation of the Registrant
                        restated to show all changes through May 2, 2003.

                    (B) By-laws are incorporated herein by reference to the
                        Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

              (99.1) Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99.2) Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Current Reports on Form 8-K
              (1) Filed April 17, 2003 to report under Item 12, Valley's first quarter earnings release announcement.

                                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VALLEY NATIONAL BANCORP
                                                (Registrant)



Date: May 14, 2003
                                                /s/ Gerald H. Lipkin
                                                GERALD H. LIPKIN
                                                CHAIRMAN, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER



Date: May 14, 2003
                                                /s/ Alan D. Eskow
                                                ALAN D. ESKOW
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2003


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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2003



/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer

                                  EXHIBITS INDEX


Exhibit Number      Exhibit Description
_____________       _________________________________________

(3) (A) Certificate of Incorporation of the Registrant restated to show all changes through May 2, 2003.

(3) (B) By-laws are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

(99.1) Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, certification, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, certification, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    ARTICLE V
                                  CAPITAL STOCK

     (A) The total authorized capital stock of the Corporation shall be 179,564,245 shares, consisting of 149,564,245 shares of Common Stock and 30,000,000 shares of Preferred Stock which may be issued in one or more classes or series. The shares of Common Stock shall constitute a single class and shall be without nominal or par value. The shares of Preferred Stock of each class or series shall be without nominal or par value, except that the amendment authorizing the initial issuance of any class or series, adopted by the Board of Directors as provided herein, may provide that shares of any class or series shall have a specified par value per share, in which event all of the shares of such class or series shall have the par value per share so specified.

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


                                            /s/ GERALD H. LIPKIN
                                            Gerald H. Lipkin, Chairman
                                            President & Chief Executive Officer

                                                                Exhibit (99.1)


                             VALLEY NATIONAL BANCORP
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     This Certification is to accompany the Quarterly Report of Valley National Bancorp (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report").

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



                                                   /s/ Gerald H. Lipkin
                                                   Gerald H. Lipkin
                                                   Chairman, President
                                                   and Chief Executive Officer,
                                                   Valley National Bancorp


May 14, 2003



     A signed original of this written statement required by Section 906 has been provided to Valley National Bancorp and will be retained by Valley National Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.

                                                            Exhibit (99.2)


                             VALLEY NATIONAL BANCORP
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     This Certification is to accompany the Quarterly Report of Valley National Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report").

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



                                                 /s/ Alan D. Eskow
                                                 Alan D. Eskow
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 Valley National Bancorp


May 14, 2003


     A signed original of this written statement required by Section 906 has been provided to Valley National Bancorp and will be retained by Valley National Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.