Form 10-Q
period 2003-06-30
VALLEY NATIONAL BANCORP
filed 2003-08-14
CIK 714310

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 ----------------- FORM 10-Q (Mark One) [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________ Commission File Number 1-11277 ---------------------- VALLEY NATIONAL BANCORP (Exact name of registrant as specified in its charter) New Jersey (State or other Jurisdiction of incorporation or organization) 22-2477875 (I.R.S. Employer Identification No.) 1455 Valley Road, Wayne, New Jersey 07470 (Address of principal executive offices) 973-305-8800 (Registrant's telephone number, including area code) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 93,764,722 shares were outstanding as of August 6, 2003. TABLE OF CONTENTS Page Number PART I FINANCIAL INFORMATION Item 1. Financial Statements (Unaudited) Consolidated Statements of Financial Condition June 30, 2003 and December 31, 2002 3 Consolidated Statements of Income Three and Six Months Ended June 30, 2003 and 2002 4 Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002 5 Notes to Consolidated Financial Statements 6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 11 Item 3. Quantitative and Qualitative Disclosures About Market Risk 30 Item 4. Controls and Procedures 30 PART IIOTHER INFORMATION Item 4. Submission of Matters to a Vote of Security Holders 31 Item 5. Other Information 32 Item 6. Exhibits and Reports on Form 8-K 32 SIGNATURES 33 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except for share data)                                                     June 30,       December 31,
                                                                                            2003             2002
                                                                                     -----------------------------------
Assets
Cash and due from banks                                                                       $ 241,325       $ 243,923
Investment securities held to maturity, fair value of  $639,447
        and $597,480 in 2003 and 2002, respectively                                             605,695         590,892
Investment securities available for sale                                                      2,126,734       2,140,366
Trading securities                                                                                3,524               0
Loans held for sale                                                                              98,528          58,952
Loans                                                                                         6,034,860       5,703,536
        Less: Allowance for loan losses                                                        (67,477)        (64,087)
                                                                                     -----------------------------------
             Net loans                                                                        5,967,383       5,639,449
Premises and equipment, net                                                                     116,549         113,755
Accrued interest receivable                                                                      41,219          41,591
Bank owned life insurance                                                                       161,910         158,832
Other assets                                                                                    143,703         146,914
                                                                                     -----------------------------------
                Total assets                                                                 $9,506,570      $9,134,674
                                                                                     ===================================

Liabilities
Deposits:
        Non-interest bearing                                                                 $1,598,087      $1,569,921
        Interest bearing:
             Savings                                                                          3,159,926       2,942,763
             Time                                                                             2,268,063       2,170,703
                                                                                     -----------------------------------
               Total deposits                                                                 7,026,076       6,683,387
Short-term borrowings                                                                           466,384         378,433
Long-term debt                                                                                1,072,599       1,119,642
Accrued expenses and other liabilities                                                          112,377         121,474
                                                                                     -----------------------------------
                Total liabilities                                                             8,677,436       8,302,936

                                                                                     -----------------------------------
Company - obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures
        of the Company                                                                          200,000         200,000

Shareholders' Equity(1)
Preferred stock, no par value, authorized 30,000,000 shares; none issued                              0               0
Common stock, no par value, authorized 149,564,245
        shares; issued 94,249,841 shares in 2003 and
        99,007,032 shares in 2002                                                                33,332          33,332
Surplus                                                                                         319,140         318,964
Retained earnings                                                                               254,078         338,770
Unallocated common stock held by employee benefit plan                                            (352)           (435)
Accumulated other comprehensive income                                                           36,123          41,319
                                                                                     -----------------------------------
                                                                                                642,321         731,950
Treasury stock, at cost (500,326 shares in 2003 and 3,957,498 shares
        in 2002)                                                                               (13,187)       (100,212)
                                                                                     -----------------------------------
                Total shareholders' equity                                                      629,134         631,738
                                                                                     -----------------------------------
                Total liabilities and shareholders' equity                                   $9,506,570      $9,134,674
                                                                                     ===================================
See accompanying notes to consolidated financial statements. ---------------------------------------------------------------------------- (1) Share data reflects the 5 percent stock dividend issued on May 16, 2003.
     VALLEY NATIONAL BANCORP
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
     (in thousands, except for share data)                            Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                ---------------------------------------------------------

                                                                            2003          2002           2003       2002
                                                                ---------------------------------------------------------
     Interest Income
     Interest and fees on loans                                         $ 92,225      $ 91,902    $ 184,052     $182,788
     Interest and dividends on investment securities:
          Taxable                                                         29,786        35,724       60,483       69,154
          Tax-exempt                                                       2,767         2,579        5,451        5,083
          Dividends                                                        1,176           825        2,312        1,525
     Interest on federal funds sold and other short-term
          investments                                                         86           327          173          964
                                                                ---------------------------------------------------------
           Total interest income                                          126,040       131,357      252,471      259,514
                                                                ---------------------------------------------------------
     Interest Expense
     Interest on deposits:
          Savings deposits                                                 6,427         8,632       13,137       16,720
          Time deposits                                                   12,218        18,019       24,171       36,585
     Interest on short-term borrowings                                     1,404           619        2,789        1,445
     Interest on long-term debt                                           13,236        12,640       26,463       25,537
                                                                ---------------------------------------------------------
           Total interest expense                                         33,285        39,910       66,560       80,287
                                                                ---------------------------------------------------------
     Net Interest Income                                                  92,755        91,447      185,911      179,227
     Provision for loan losses                                             1,755         3,974        5,010        7,679
                                                                ---------------------------------------------------------
     Net Interest Income after Provision for Loan Losses                  91,000        87,473      180,901      171,548
                                                                ---------------------------------------------------------

     Non-Interest Income
     Trust and investment services                                         2,156         1,192        4,230        2,370
     Insurance fees, commissions and premiums                              4,202           735        9,004        1,521
     Service charges on deposit accounts                                   5,682         4,827       10,959        9,712
     Gains on securities transactions, net                                 2,968         2,609        6,179        2,964
     Fees from loan servicing                                              2,459         2,415        4,451        4,913
     Gains on sales of loans, net                                          2,727         1,562        5,315        3,342
     Bank owned life insurance                                             1,564         1,806        3,078        3,222
     Other                                                                 4,464         5,275        8,646       10,421
                                                                ---------------------------------------------------------
          Total non-interest income                                       26,222        20,421       51,862       38,465
                                                                ---------------------------------------------------------

     Non-Interest Expense
     Salary expense                                                       24,647        20,882       49,067       41,963
     Employee benefit expense                                              5,892         4,701       12,198        9,547
     Net occupancy expense                                                 8,767         7,118       17,182       13,995
     Amortization of intangible assets                                     3,609         2,714        6,375        4,903
     Advertising                                                           2,014         2,335        3,872        3,773
     Distributions on capital securities                                   3,932         3,932        7,864        7,865
     Other                                                                11,014         8,879       21,387       17,821
                                                                ---------------------------------------------------------
          Total non-interest expense                                      59,875        50,561      117,945       99,867
                                                                ---------------------------------------------------------

     Income Before Income Taxes                                           57,347        57,333      114,818      110,146
     Income tax expense                                                   19,618        17,437       39,107       31,650
                                                                ---------------------------------------------------------
      Net Income                                                        $ 37,729      $ 39,896     $ 75,711     $ 78,496
                                                                =========================================================

     Weighted Average Number of Shares Outstanding(1)
          Basic                                                       93,798,729    98,709,539   94,226,287   99,159,149
          Diluted                                                     94,313,570    99,344,567   94,685,855   99,778,533
     Earnings Per Share: (1)
          Basic                                                            $0.40         $0.40        $0.80        $0.79
          Diluted                                                           0.40          0.40         0.80         0.79
     Cash dividends declared per common share(1)                           0.225          0.21         0.44         0.42
See accompanying notes to consolidated financial statements. --------------------------------------------------------------------------------- (1) Share data reflects the 5 percent stock dividend issued on May 16, 2003.

     VALLEY NATIONAL BANCORP                                                                   Six Months Ended
     CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)                                              June 30,
                                                                                      -----------------------------------
     (in thousands)
                                                                                           2003               2002
                                                                                      ----------------   ---------------
     Cash flows from operating activities:
     Net income                                                                               $75,711           $78,496
      Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization                                                            11,839             9,442
      Amortization of compensation costs pursuant to
       long-term stock incentive plan                                                           1,488             1,290
      Provision for loan losses                                                                 5,010             7,679
      Net amortization of premiums and accretion of discounts                                   5,612             4,495
      Net gains on securities transactions                                                    (6,179)           (2,964)
      Proceeds from sales of loans                                                            156,312           141,932
      Gain on sales of loans                                                                  (5,315)           (3,342)
      Origination of loans held for sale                                                    (190,573)         (110,623)
      Purchases of trading securities                                                       (166,570)                 0
      Proceeds from sales of trading securities                                               163,046                 0
      Net increase in bank owned life insurance                                               (3,078)           (3,222)
      Net decrease (increase) in accrued interest receivable and other assets                  14,366              (11)
      Net decrease in accrued expenses and other liabilities                                  (6,378)          (17,170)
                                                                                      ----------------   ---------------
       Net cash provided by operating activities                                               55,291           106,002
                                                                                      ----------------   ---------------
     Cash flows from investing activities:
      Purchase of bank owned life insurance                                                         0          (50,000)
      Proceeds from sales of investment securities available for sale                         402,722           282,439
      Proceeds from maturities, redemptions and prepayments of investment
       securities available for sale                                                          765,005           535,227
      Purchases of investment securities available for sale                               (1,161,072)         (877,420)
      Purchases of investment securities held to maturity                                    (50,752)          (23,013)
      Proceeds from sales of investment securities held to maturity                             1,630                 0
      Proceeds from maturities, redemptions and prepayments of investment
       securities held to maturity                                                             33,932            14,501
      Net increase in loans made to customers                                               (349,875)         (195,189)
      Purchases of premises and equipment                                                     (8,144)          (15,628)
                                                                                      ----------------   ---------------
       Net cash used in investing activities                                                (366,554)         (329,083)
                                                                                      ----------------   ---------------
     Cash flows from financing activities:
      Net increase in deposits                                                                342,689           284,463
      Net increase (decrease) in short-term borrowings                                         87,951          (21,679)
      Advances of long-term debt                                                               23,000                 0
      Repayments of long-term debt                                                           (70,043)          (52,042)
      Dividends paid to common shareholders                                                  (41,391)          (41,239)
      Purchase of common shares to treasury                                                  (35,249)          (65,805)
      Common stock issued, net of cancellations                                                 1,708             3,230
                                                                                      ----------------   ---------------
       Net cash provided by financing activities                                              308,665           106,928
                                                                                      ----------------   ---------------
       Net decrease in cash and cash equivalents                                              (2,598)         (116,153)
       Cash and cash equivalents at January 1                                                 243,923           311,850
                                                                                      ----------------   ---------------
       Cash and cash equivalents at June 30                                                  $241,325          $195,697
                                                                                      ================   ===============
     Supplemental disclosure of cash flow information:
      Cash paid during the period for interest on deposits and borrowings                     $67,402           $82,878
      Cash paid during the period for federal and state income taxes                           44,560            28,898

                                 See accompanying notes to consolidated financial statements.
VALLEY NATIONAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 1. Consolidated Financial Statements The Consolidated Statements of Financial Condition as of June 30, 2003 and December 31, 2002, the Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and 2002 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002 have been prepared by Valley National Bancorp ("Valley") without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley's financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley's December 31, 2002 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2003 financial presentations. 2. Investment Securities Held to Maturity Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the interest method over the term of the investment. During the first quarter of 2003, Valley sold two securities which were downgraded to non-investment grade, for a total of $1.6 million from the held to maturity portfolio resulting in a net gain of $33 thousand. 3. Earnings Per Share (EPS) (1) For Valley, the numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are common stock options outstanding. The following table shows the calculation of both Basic and Diluted earnings per share for the three and six months ended June 30, 2003 and 2002.

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                     -----------------------------------------------------------
                                                           2003          2002             2003           2002
                                                     -----------------------------------------------------------

   Net income (in thousands)                              $37,729        $39,896         $75,711        $78,496
                                                     ===========================================================
   Basic weighted-average number of shares
      outstanding                                      93,798,729     98,709,539      94,226,287     99,159,149
   Plus:   Common stock equivalents                       514,841        635,028         459,568        619,384
                                                     -----------------------------------------------------------
   Diluted weighted-average number
      of shares outstanding                            94,313,570     99,344,567      94,685,855      99,778,533
                                                     ============================================================
   Earnings per share:
      Basic                                                 $0.40          $0.40           $0.80           $0.79
      Diluted                                                0.40           0.40            0.80            0.79
Common stock equivalents for the three and six months ended June 30, 2003 exclude approximately 29 thousand and 65 thousand common stock options because the exercise prices exceeded the average market value. For the three and six months ended June 30, 2002, approximately 2 thousand shares were excluded from common stock equivalents. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation. 4. Stock-Based Compensation Valley prospectively adopted the fair value method provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for awards granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return, expected term and turnover rate. For the three and six months ended June 30, 2003, Valley recorded stock-based employee compensation expense of $68 thousand and $145 thousand, respectively, net of tax and will continue to amortize approximately $925 thousand, net of tax, of the remaining cost of these grants over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted from the date of adoption to June 30, 2003: dividend yield of 3.19 percent, risk-free interest rate of 3.08 percent, expected volatility of 23.79 percent, expected term of 5.29 years and turnover rate of 7.27 percent. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Had compensation cost for the options issued prior to January 1, 2002, been ------------------------------------------------------------------------- (1) Share data reflects the 5 percent stock dividend issued on May 16, 2003. determined consistent with SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                             ---------------------------- ---------------------------
                                                                  2003           2002              2003 2002
                                                             --------------------------------------------------------
                                                                      (in thousands, except for share data)
     Net income
         As reported                                               $37,729      $ 39,896      $75,711       $ 78,496
         Stock-based compensation cost, net of tax                   (206)         (280)         (413)          (560)
                                                             ________________________________________________________
         Pro forma net income                                      $37,523      $ 39,616      $75,298       $ 77,936
                                                             ========================================================

     Earnings per share
          As reported:
              Basic                                                 $ 0.40        $ 0.40       $ 0.80         $ 0.79
              Diluted                                                 0.40          0.40         0.80           0.79
           Pro forma:
               Basic                                                $ 0.40        $ 0.40       $ 0.80         $ 0.79
               Diluted                                                0.40          0.40         0.80           0.78
5. Recent Accounting Pronouncements Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the issuer's statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. Such financial instruments include mandatorily redeemable shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on Valley's financial statements. Although there will be no impact on net income, costs on Valley's trust preferred securities will be recorded as interest expense from the present classification of non-interest expense which will affect the net interest margin. Amendment of Statement 133 on Derivative Instruments and Hedging Activities On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements. Consolidation of Variable Interest Entities On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 changes the method of determining whether certain entities should be included in the consolidated financial statements. A variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A company that consolidates a VIE is called the "primary beneficiary" of that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The provisions of FIN 46 are effective in the first fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise holds a VIE that it acquired before February 1, 2003. Valley adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require Valley to de-consolidate its investment in Valley Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Valley Capital Trust I, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2003, assuming Valley was not allowed to include the $200 million in trust preferred securities issued by Valley Capital Trust I in Tier 1 capital, Valley would remain "well capitalized". Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others In 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The disclosure requirements of FIN 45 were effective for the year ended December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by Valley include standby letters of credits with a total of $157 million as of June 30, 2003. The adoption of FIN 45 did not have a material impact on the consolidated financial statements. 6. Recent Developments On May 14, 2003, Valley announced that its Board of Directors authorized the company to repurchase up to 2.5 million shares of the company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market rates. Valley presently has an existing stock repurchase program in place authorized by its Board of Directors in August 2001 to repurchase 10.5 million shares of which 10.2 million shares have been purchased as of June 30, 2003. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective. On April 9, 2003, Valley's Board of Directors approved a five percent stock dividend to shareholders of record on May 2, 2003 issued May 16, 2003 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout. 7. Comprehensive Income Valley's comprehensive income consists of unrealized gains (losses) on securities available for sale and until May 2002, foreign currency translation adjustments (on May 1, 2002, Valley sold its subsidiary VNB Financial Services, Inc., a Canadian finance company). The following table shows each component of comprehensive income for the three and six months ended June 30, 2003 and 2002.

                                                                             Three Months Ended
                                                                                  June 30,
                                                            ------------------------------------------------------
                                                                      2003                        2002
                                                            --------------------------  --------------------------
                                                                               (in thousands)

Net income                                                                    $37,729                     $39,896
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                                         $  0                      $ 126
       Reclassification adjustment for loss realized on sale
         of Canadian subsidiary                                         0           0            995        1,121
                                                            --------------              -------------
  Unrealized gains on securities:
      Change in unrealized gains arising during the period          2,683                     20,252
      Reclassification adjustment for gains realized in net
        income                                                    (1,789)                    (1,926)
                                                            --------------              -------------
      Net change in unrealized gains                                              894                      18,326
                                                                         -------------              --------------
 Other comprehensive income                                                       894                      19,447
                                                                         -------------              --------------
 Comprehensive income                                                         $38,623                     $59,343
                                                                         =============              ==============

                                                                               Six Months Ended
                                                                                   June 30,
                                                            -------------------------------------------------------
                                                                      2003                         2002
                                                            --------------------------  ---------------------------
                                                                                (in thousands)

Net income                                                                    $75,711                      $78,496
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                                         $  0                      $ 118
       Reclassification adjustment for loss realized on sale
         of Canadian subsidiary
                                                                        0           0            995         1,113
                                                            --------------              -------------
  Unrealized gains on securities:
      Change in unrealized gains arising during the period        (1,400)                     19,381
      Reclassification adjustment for gains realized in net
        income                                                    (3,796)                    (1,926)
                                                            --------------              -------------
      Net change in unrealized gains                                          (5,196)                       17,455
                                                                         -------------              ---------------
 Other comprehensive income                                                   (5,196)                       18,568
                                                                         -------------              ---------------
 Comprehensive income                                                         $70,515                      $97,064
                                                                         =============              ===============
8. Business Segments The information under the caption "Business Segments" in Management's Discussion and Analysis is incorporated herein by reference. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Concerning Forward-Looking Statements This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "anticipate," "look," "view," "opportunities," "allow," "continues," "reflects," "believe," "may," "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan prepayment assumptions, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a further decline in the economy in New Jersey and New York, a decline in loan origination volume, as well as a change in legal and regulatory barriers or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Critical Accounting Policies and Accounting Estimates The accounting and reporting policies followed by Valley conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Valley's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Valley has identified its policy on the allowance for possible loan losses to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain. Additional information on the allowance for loan losses can be found in Valley's 2002 Annual Report on Form 10-K. Earnings Summary(2) For the three months ended June 30, 2003, net income was $0.40 per diluted share or $37.7 million compared with $0.40 per diluted share or $39.9 million for the same period in 2002. Net income for the six months ended June 30, 2003 was $0.80 per diluted share or $75.7 million compared to $0.79 per diluted share or $78.5 million for the first half of 2002. Net income was lower mainly due to an increased effective tax rate for the first and second quarters of 2003 compared to the first and second quarters of 2002. The effective tax rate for the second quarter and the first half of 2003 was 34.2 percent and 34.1 percent, respectively, compared to 30.4 percent and 28.7 percent for the same periods in 2002 when Valley had recorded a $1.75 million and $5.25 million tax benefit associated with the restructuring of a subsidiary into a Real Estate Investment Trust ("REIT"). --------------------------------------------------------------------------- (2) Share data reflects the 5 percent stock dividend issued on May 16, 2003. In addition, under Valley's share repurchase program approved by the Board of Directors in August 2001, a total of 10.2 million of the 10.5 million common shares authorized for repurchase had been acquired through the close of the 2003 second quarter at a total cost of $250 million, funds that would otherwise have been invested and would have contributed to a higher net interest income and net income. During the first six months of 2003, Valley repurchased 1.4 million common shares at a total cost of $35.2 million. The annualized return on average shareholders' equity increased to 24.27 percent for the three months ended June 30, 2003 compared with 24.16 percent for the same period in 2002 while the annualized return on average assets decreased to 1.62 percent for the three months ended June 30, 2003 compared with 1.87 percent recorded in the second quarter of 2002. Net interest income for the second quarter of 2003 increased over the prior year period due to a combination of increased loan volume and lower interest cost on deposits, partly offset by a decrease in interest rates on investment securities. Non-interest income increased for the second quarter of 2003 compared with the second quarter of 2002 primarily due to income from Masters Coverage Corp. ("Masters"), an all-line insurance agency, NIA/Lawyers Title Agency, LLC ("NIA/Lawyers"), a title insurance agency and Glen Rauch Securities, Inc. ("Glen Rauch"), a Wall Street brokerage firm, as well as increased gains on sales of loans. Net Interest Income Net interest income continues to be the largest component of Valley's operating income, a long-standing traditional source of income. For the three month period ended June 30, 2003, net interest income on a tax equivalent basis remained relatively unchanged compared with the three month period ended March 31, 2003. Despite lower interest rates on investments and loans, Valley was able to mitigate margin compression during the second quarter compared to the first quarter of 2003 by increasing average loan and investment volume by $210 million. Net interest margin on a tax equivalent basis was 4.34 percent for the three months ended June 30, 2003 compared with 4.46 percent for the three months ended March 31, 2003 and 4.39 percent for the three months ended December 31, 2002. The decrease in the net interest margin for the three months ended June 30, 2003 was mainly attributed to Valley's interest earning assets re-pricing faster than interest bearing liabilities as well as increased levels of prepayments of assets reinvested at lower interest rates. In November 2002 and June 2003, the Federal Reserve lowered short-term interest rates in an effort to stimulate the economy. These reductions had a negative impact on Valley's net interest margin, however, efforts by management to lower interest rates and increase loan volume helped minimize this negative impact. For the six month period ended June 30, 2003, net interest income on a tax equivalent basis increased to $189.0 million compared with net interest income of $182.1 million for the six months ended June 30, 2002 mainly due to increased loan volume and decreased deposit rates. Average loans increased $598.9 million or 11.2 percent as the consumer and commercial lending business segments reflected strong growth during the period. The $1.2 million increase in interest income on loans was a result of new loan volume which helped offset the decline in interest income due to falling rates. Interest on investments declined by $7.9 million mainly due to higher prepayments of mortgage-backed securities which were reinvested at lower interest rates. Savings deposits continue to provide a low cost source of funding and increased on average $429.2 million or 16.4 percent for the six months ended June 30, 2003. This increase was attributed to the addition of new branches, increased customer activity and relatively new savings products, including Valley's Kids First Savings Clubsm program. Average non-interest bearing demand deposits also increased $111.2 million or 7.8 percent for the same period, mainly due to increased customer activity. Average time deposits decreased $231.7 million or 9.6 percent for the six month period ended June 30, 2003 compared with the same period in 2002 due to changes in customers' needs for these types of accounts during low interest rate periods. The decline in interest rates on deposits caused a net decrease in interest expense on deposits by $16.0 million. Average long and short-term debt, consisting primarily of Federal Home Loan Bank ("FHLB") advances increased $145.1 million or 15.4 percent and $290.7 million or 157.4 percent, respectively, for the six months ended June 30, 2003 compared with the first six months in 2002, as Valley took advantage of lower rate intermediate-term financing in the latter part of 2002 and lower rate short-term financing in 2003. The impact on interest expense was an increase of $2.3 million over the six months ended June 30, 2002. At the start of the third quarter, Valley began to reposition some of its borrowings to take advantage of low long-term interest rates. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise*. Interest expense may increase for the remainder of this year as a result of prepayment costs associated with this strategy as well as higher interest costs on longer-term borrowings converted from short-term borrowings.* We anticipate that our net interest margin will increase in future years as a result of this repositioning.*
     The following table reflects the components of net interest income for each of the three months ended June 30, 2003 and 2002.

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
                                         ----------------------------------------------------------------------------------
                                             Average                    Average        Average                   Average
                                             Balance       Interest       Rate         Balance      Interest      Rate
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)
Assets
Interest earning assets:
 Loans (1)(2)                                  $6,050,578      $92,283       6.10%      $5,389,510      $91,974      6.83%
 Taxable investments                            2,375,933       30,962       5.21%       2,345,559       36,549      6.23%
 Tax-exempt investments (1)                       244,754        4,257       6.96%         230,963        3,967      6.87%
 Federal funds sold and other short-
    term investments                               21,700           86       1.59%          73,611          327      1.78%
                                         ----------------------------------------------------------------------------------
 Total interest earning assets                  8,692,965     $127,588       5.87%       8,039,643     $132,817      6.61%
Allowance for loan losses                        (67,938)                                 (65,923)
Cash and due from banks                           191,002                                  178,182
Other assets                                      435,716                                  345,601
Unrealized gain on securities available
 for sale                                          56,582                                   45,244
                                         -----------------                         ----------------
  Total assets                                 $9,308,327                               $8,542,747
                                         =================                         ================

Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings deposits                              $3,096,965      $ 6,427       0.83%      $2,674,772      $ 8,632      1.29%
 Time deposits                                  2,229,817       12,218       2.19%       2,423,577       18,019      2.97%
                                         ----------------------------------------------------------------------------------
 Total interest bearing deposits                5,326,782       18,645       1.40%       5,098,349       26,651      2.09%
 Short-term borrowings                            478,997        1,404       1.17%         173,841          619      1.42%
 Long-term debt                                 1,072,829       13,236       4.93%         924,383       12,640      5.47%
                                         ----------------------------------------------------------------------------------
 Total interest bearing liabilities             6,878,608       33,285       1.94%       6,196,573       39,910      2.58%
Demand deposits                                 1,536,919                                1,432,362
Other liabilities                                  70,926                                   53,266
Capital securities                                200,000                                  200,000
Shareholders' equity                              621,874                                  660,546
  Total liabilities and                  -----------------                         ----------------
    shareholders' equity                       $9,308,327                               $8,542,747
                                         =================                         ================
Net interest income
  (tax equivalent basis)                                        94,303                                   92,907
Tax equivalent adjustment                                      (1,548)                                  (1,460)
                                                         --------------                           --------------
Net interest income                                            $92,755                                  $91,447
                                                         ==============                           ==============
  Net interest rate differential                                             3.93%                                   4.03%
                                                                      -------------                            ------------
  Net interest margin (3)                                                    4.34%                                   4.62%
                                                                      =============                            ============

-------------------------------------------------------------------------------
     (1) Interest  income is  presented  on a tax  equivalent  basis using a 35 percent federal tax rate.

     (2) Loans are stated net of unearned income and include non-accrual loans.

     (3) Net interest income on a tax equivalent  basis as a percentage of total average interest earning assets.

     The following  table reflects the components of net interest income for the six months ended June 30, 2003 and 2002.

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
                                         ----------------------------------------------------------------------------------
                                             Average                    Average        Average                   Average
                                             Balance       Interest       Rate         Balance      Interest      Rate
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)
Assets
Interest earning assets:
 Loans (1)(2)                                  $5,954,306     $184,170       6.19%      $5,355,424     $182,933      6.83%
 Taxable investments                            2,370,344       62,795       5.30%       2,303,560       70,679      6.14%
 Tax-exempt investments (1)                       245,222        8,387       6.84%         226,426        7,821      6.91%
 Federal funds sold and other short-
    term investments                               18,831          173       1.84%         111,555          964      1.73%
                                         ----------------------------------------------------------------------------------
 Total interest earning assets                  8,588,703     $255,525       5.95%       7,996,965     $262,397      6.56%
Allowance for loan losses                        (66,855)                                 (65,849)
Cash and due from banks                           194,498                                  181,803
Other assets                                      419,795                                  324,263
Unrealized gain on securities available
 for sale                                          58,554                                   38,245
                                         -----------------                         ----------------
  Total assets                                 $9,194,695                               $8,475,427
                                         =================                         ================

Liabilities and Shareholders' Equity
Interest bearing liabilities:
 Savings deposits                              $3,039,919     $ 13,137       0.86%      $2,610,759     $ 16,720      1.28%
 Time deposits                                  2,176,896       24,171       2.22%       2,408,553       36,585      3.04%
                                         ----------------------------------------------------------------------------------
 Total interest bearing deposits                5,216,815       37,308       1.43%       5,019,312       53,305      2.12%
 Short-term borrowings                            475,446        2,789       1.17%         184,717        1,445      1.56%
 Long-term debt                                 1,085,182       26,464       4.88%         940,121       25,537      5.43%
                                         ----------------------------------------------------------------------------------
 Total interest bearing liabilities             6,777,443       66,561       1.96%       6,144,150       80,287      2.61%
Demand deposits                                 1,532,697                                1,421,508
Other liabilities                                  57,903                                   46,550
Capital securities                                200,000                                  200,000
Shareholders' equity                              626,652                                  663,219
  Total liabilities and
                                         -----------------                         ----------------
    shareholders' equity                       $9,194,695                               $8,475,427
                                         =================                         ================
Net interest income
  (tax equivalent basis)                                       188,964                                  182,110
Tax equivalent adjustment                                      (3,053)                                  (2,883)
                                                         --------------                           --------------
Net interest income                                           $185,911                                 $179,227
                                                         ==============                           ==============
  Net interest rate differential                                             3.99%                                   3.95%
                                                                      -------------                            ------------
  Net interest margin (3)                                                    4.40%                                   4.55%
                                                                      =============                            ============

-------------------------------------------------------------------------------
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

                                        CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     2003 Compared with 2002            2003 Compared with 2002
                                                     Increase (Decrease) (1)            Increase (Decrease) (1)
                                                 --------------------------------- ----------------------------------
                                                  Interest    Volume     Rate       Interest    Volume      Rate
                                                 --------------------------------- ----------------------------------
                                                                           (in thousands)
Interest income:
    Loans (2)                                        $  309    $10,639  $(10,330)      $ 1,237    $19,409  $(18,172)
    Taxable investments                              (5,587)       468    (6,055)       (7,884)     2,000    (9,884)
    Tax-exempt investments (2)                          290        239        51           566        644       (78)
    Federal funds sold and other
       short-term investments                          (241)      (209)      (32)         (791)      (848)       57
                                                 --------------------------------------------------------------------
                                                     (5,229)    11,137   (16,366)       (6,872)    21,205   (28,077)
                                                 --------------------------------- ----------------------------------

Interest expense:
    Savings deposits                                 (2,205)     1,213    (3,418)       (3,583)     2,448    (6,031)
    Time deposits                                    (5,801)   (1,352)    (4,449)      (12,414)    (3,269)   (9,145)
    Short-term borrowings                                785       912      (127)        1,344      1,783      (439)
    Long-term debt                                       596     1,907    (1,311)          927      3,698    (2,771)
                                                 --------------------------------- ----------------------------------
                                                     (6,625)     2,680    (9,305)     (13,726)      4,660   (18,386)
                                                 --------------------------------- ----------------------------------
 Net interest income (tax equivalent basis)          $1,396    $ 8,457   $(7,061)     $ 6,854     $16,545  $ (9,691)
                                                 --------------------------------- ----------------------------------

------------------------------------------------------------------------------

     (1) Variances  resulting  from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute  dollar amounts of the change in each category.

     (2) Interest  income is  adjusted  to a tax  equivalent  basis  using a 35 percent federal tax rate.
Non-Interest Income Non-interest income continues to represent a considerable source of income for Valley, representing 17.2 percent and 17.0 percent of total income for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2003 non-interest income increased 28.4 percent and 34.8 percent compared with the same periods in 2002.

      The following table presents the components of non-interest income for the three and six months ended June 30, 2003 and 2002.

                                                 NON-INTEREST INCOME

                                                              Three Months Ended          Six Months Ended
                                                          ------------------------------------------------------
                                                                                June 30,
                                                          ------------------------------------------------------
                                                              2003         2002          2003         2002
                                                          ------------------------------------------------------
                                                                             (in thousands)
    Trust and investment services                               $ 2,156      $ 1,192       $ 4,230      $ 2,370
    Insurance fees, commissions and premiums                      4,202          735         9,004        1,521
    Service charges on deposit accounts                           5,682        4,827        10,959        9,712
    Gains on securities transactions, net                         2,968        2,609         6,179        2,964
    Fees from loan servicing                                      2,459        2,415         4,451        4,913
    Gains on sales of loans, net                                  2,727        1,562         5,315        3,342
    Bank owned life insurance ("BOLI")                            1,564        1,806         3,078        3,222
    Other                                                         4,464        5,275         8,646       10,421
                                                          ------------------------------------------------------
           Total non-interest income                            $26,222      $20,421       $51,862      $38,465
                                                          ------------------------------------------------------
For the three and six months ended June 30, 2003, trust and investment services income increased $964 thousand or 80.9 percent and $1.9 million or 78.5 percent, respectively, as compared with the same periods in 2002, primarily due to additional revenues from the newly acquired Glen Rauch operations. Insurance fees, commissions and premiums increased $3.5 million or 472 percent and $7.5 million or 492 percent for the three and six months ended June 30, 2003, compared with the same periods in 2002, due to Valley's recent acquisitions of Masters and NIA/Lawyers. For the three and six month periods ended June 30, 2003, service charges on deposit accounts increased $855 thousand or 17.7 percent and $1.2 million or 12.8 percent, respectively, compared with the same periods in 2002, due to increases in service fees charged. Gains on securities transactions, net, increased $359 thousand or 13.8 percent and $3.2 million or 108 percent for the three and six months ended June 30, 2003, compared with the same periods in 2002. The bond market has continued to display significant strength resulting in record refinancing rates. During the first half of 2003, Valley identified many individual bonds which experienced fast prepayment speeds. Many of these securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. Management made the decision to sell selected positions to realize these gains and will continue to monitor its inventory for more opportunities as part of its program of active portfolio management. The majority of these gains were generated from mortgage-backed securities. Fees from loan servicing increased slightly by $44 thousand or 1.8 percent and decreased by $462 thousand or 9.4 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. This decrease was mainly attributed to a reduction in fee income on a lower volume of serviced mortgages, due to heavy refinancing and payoff activity, as borrowers took advantage of lower interest rates. However, the increase in the current quarter is mainly due to a recent acquisition of mortgage servicing rights. On May 1, 2003, Valley purchased approximately $15 million of loan servicing rights on a $1 billion newly originated low coupon mortgage portfolio. This purchase included a 90 day window that reimburses Valley for payoffs that occur through August 1, 2003. Gains on sales of loans, net, for the three and six months ended June 30, 2003 increased $1.2 million or 74.6 percent and $2.0 million or 59.0 percent, respectively, compared with the same periods in 2002. These increases were primarily attributed to the sale of $73 million and $144 million in residential mortgage loans for the three and six months ended June 30, 2003 compared with $47 million and $109 million sold for the same periods in 2002. Valley continues to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix and loan growth strategy. Other non-interest income decreased $811 thousand or 15.4 percent and $1.8 million or 17.0 percent for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. These decreases were mainly due to a $1.6 million gain recorded from the sale of a Canadian subsidiary during the second quarter of 2002 and a settlement of a lawsuit of approximately $800 thousand recorded during the first quarter of 2002. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards and safe deposit box rentals totaling approximately $2.4 million and $4.4 million for the three and six months ended June 30, 2003 compared with $2.2 million and $4.2 million for the three and six months ended June 30, 2002.

     Non-Interest  Expense

     The following table presents the components of non-interest expense for the three and six months ended June 30, 2003 and 2002.

                                           NON-INTEREST EXPENSE

                                                         Three Months Ended           Six Months Ended
                                                    --------------------------------------------------------
                                                                           June 30,
                                                    --------------------------------------------------------
                                                         2003          2002          2003         2002
                                                    --------------------------------------------------------
                                                                        (in thousands)
Salary expense                                             $24,647       $20,882       $49,067      $41,963
Employee benefit expense                                     5,892         4,701        12,198        9,547
Net occupancy expense                                        8,767         7,118        17,182       13,995
Amortization of intangible assets                            3,609         2,714         6,375        4,903
Advertising                                                  2,014         2,335         3,872        3,773
Distributions on capital securities                          3,932         3,932         7,864        7,865
Other                                                       11,014         8,879        21,387       17,821
                                                    --------------------------------------------------------
   Total non-interest expense                              $59,875       $50,561      $117,945      $99,867
                                                    --------------------------------------------------------
Non-interest expense Non-interest expense increased by $9.3 million or 18.4 percent and $18.1 million or 18.1 percent for the three and six months ended June 30, 2003, compared with 2002 levels. These increases were due largely to increased salary expense for the recently acquired subsidiaries, business expansion including new and refurbished branches, additional amortization of loan servicing rights and higher expenses and depreciation charges in connection with recent investments in technology systems. The largest components of non-interest expense were salaries and employee benefit expense representing 51 percent and 52 percent of total non-interest expense for the three and six months ended June 30, 2003. The efficiency ratio measures a bank's total non-interest expense as a percentage of net interest income plus total non-interest income. Valley's efficiency ratio for the three and six months ended June 30, 2003 increased to 50.32 percent and 49.60 percent, compared with an efficiency ratio of 45.20 percent and 45.88 percent for the same periods in 2002. The additional expenses incurred as mentioned in the above paragraph, resulted in the increase in the efficiency ratio. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* The efficiency ratio for prior periods have been revised to exclude tax equivalent adjustments on net interest income and include all items of income and expense. Salary expense increased $3.8 million or 18.0 percent and $7.1 million or 16.9 percent for the three and six months ended June 30, 2003, compared with the same periods in the prior year. These increases were primarily due to the acquisition of Masters, NIA/Lawyers and Glen Rauch, as well as increased branch and lending staff. At June 30, 2003, Valley's full-time equivalent staff was 2,342 compared with 2,126 at June 30, 2002. Employee benefit expense increased by $1.2 million or 25.3 percent and $2.7 million or 27.8 percent for the three and six month period ended June 30, 2003, compared with the same periods last year. These increases were primarily due to increased benefit costs as well as recent acquisitions and business expansion discussed above, which attributed to increased insurance and retirement benefit costs. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," an expense of $68 thousand and $145 thousand, net of tax was recorded on the fair value of stock options granted for the three and six month periods ended June 30, 2003, while no expenses were recorded in the same periods of 2002. Net occupancy expense for the three and six months ended June 30, 2003 increased by $1.6 million or 23.2 percent and $3.2 million or 22.8 percent, compared with the same periods in 2002. These increases were largely due to business expansion including new branches and the recent acquisitions of Masters, NIA/Lawyers and Glen Rauch; larger snow-related cleanup costs; higher rental and repair costs; and increased depreciation charges in connection with recent investments in technology systems. Amortization of intangible assets consisting primarily of amortization of loan servicing rights increased $895 thousand or 33.0 percent and $1.5 million or 30.0 percent for the three and six months ended June 30, 2003, compared with the same periods in 2002. Amortization of loan servicing rights for residential mortgages totaled $3.1 million and $5.4 million for the three and six months ended June 30, 2003, compared with $2.4 million and $4.3 million recorded in the same periods in 2002. These increases were a result of a large volume of prepayments on higher interest rate mortgages and additional amortization expense of $170 thousand and $340 thousand for the three and six months ended June 30, 2003 on identified intangibles recorded in connection with Valley's recent acquisitions. Under new accounting rules effective January of 2002, amortization of goodwill ceased; instead, Valley reviews the goodwill asset for impairment annually. During 2002, management evaluated the goodwill in each segment and determined that an impairment expense was not required to be recorded. For 2003, management will evaluate goodwill for impairment in the latter part of the year. Distributions on capital securities consist of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the three and six month period ended June 30, 2003 was $3.9 million and $7.9 million. During the second quarter of 2003, FASB issued a final statement, SFAS No. 150, requiring that trust preferred securities be reported in future periods as long-term debt and related distributions on these securities as interest expense. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Although there will be no impact on net income, net interest margin is expected to decrease since costs on Valley's trust preferred securities will be recorded as interest expense as compared to the present classification of non-interest expense.* Other non-interest expense increased $2.1 million and $3.6 million for the three and six month periods ended June 30, 2003 compared with the same periods last year primarily due to increased business and recent acquisitions. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance, title search fees and service fees totaling approximately $9.0 million and $17.3 million for the three and six months ended June 30, 2003. Income Taxes Income tax expense as a percentage of pre-tax income was 34.2 percent and 34.1 percent for the three and six months ended June 30, 2003, compared with 30.4 percent and 28.7 percent for the same periods in 2002. The increase in the effective tax rate reflected a tax benefit of $1.75 million and $5.25 million recorded for the three and six months ended June 30, 2002, as a result of the restructuring of an existing subsidiary into a REIT. Business Segments VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley's consumer lending segment currently is inclusive of the Financial Services Division. The financial reporting for each segment contains allocations and reporting in line with VNB's operations, which may not necessarily be compared with any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

     The following  table presents the financial data for the three months ended
June 30, 2003 and 2002.

                                                              Three Months Ended June 30, 2003
                                         ---------------------------------------------------------------------------
                                                                        (in thousands)
                                         ---------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments      Total
                                         ---------------------------------------------------------------------------

Average interest earning assets              $3,098,456      $2,972,887      $2,621,622             $0   $8,692,965

Income (loss) before income taxes               $21,557         $20,703         $22,137       $(7,050)      $57,347

Return on average interest-earning
     assets (pre-tax)                             2.78%           2.79%           3.38%             0%        2.64%
                                         ---------------------------------------------------------------------------

                                                              Three Months Ended June 30, 2002
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                         ---------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments      Total
                                         ---------------------------------------------------------------------------

Average interest earning assets              $2,697,783      $2,732,105      $2,609,755             $0   $8,039,643

Income (loss) before income taxes               $20,469         $17,460         $20,138         $(734)      $57,333

Return on average interest earning
     assets (pre-tax)                             3.03%           2.56%           3.09%             0%        2.85%
                                         ---------------------------------------------------------------------------
Consumer Lending The consumer lending segment had a return on average interest earning assets before taxes of 2.78 percent for the three months ended June 30, 2003 compared with 3.03 percent for the three months ended June 30, 2002. Average interest earning assets increased $401 million or 14.9 percent, attributed to volume gains in residential mortgages, home equity and automobile loans. Increases in residential mortgage and home equity loans were driven by favorable interest rates and ongoing marketing efforts. Increases in automobile loans were achieved primarily as a result of increased indirect auto lending through continued expansion of Valley's auto loan dealer base. Average interest rates on consumer loans decreased 25 basis points, while the expenses associated with funding sources decreased 46 basis points to 1.53 percent. Income before income taxes increased $1.1 million to $21.6 million mainly due to additional fee income from Masters, NIA/Lawyers and Glen Rauch; increased residential mortgage fees and an increase in net interest income. Commercial Lending The return on average interest earning assets before taxes increased 23 basis points to 2.79 percent for the three months ended June 30, 2003, compared with 2.56 percent for the three months ended June 30, 2002. Average interest earning assets increased $241 million or 8.8 percent as a result of increased loan volume, particularly in commercial loans and commercial mortgages. Interest rates on commercial loans decreased by 53 basis points and the expenses associated with funding sources decreased by 46 basis points to 1.53 percent. Income before income taxes increased $3.2 million to $20.7 million due to increased net interest income and a lower provision for loan losses partly offset by the increase in allocation of the internal expense transfer resulting from increased average volume. Investment Management The return on average interest earning assets before taxes increased 29 basis points to 3.38 percent for the three months ended June 30, 2003 compared with 3.09 percent for the three months ended June 30, 2002. The yield on interest earning assets, which includes federal funds sold, decreased 73 basis points to 5.54 percent and the expenses associated with funding sources decreased 46 basis points to 1.53 percent. Average interest earning assets increased $11.9 million. Income before income taxes increased by $2.0 million primarily as a result of higher non-interest income of $3.7 million offset by a decrease in net interest income of $1.7 million. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the first half of 2003, as low mortgage rates have triggered record refinancing activity. During the first and second quarter of 2003, Valley continued to add high quality mortgage-backed paper that provides a liquid, short duration based on the current interest rate environment and an attractive spread. Corporate Segment The corporate segment represents income and expense items not directly attributable to a specific segment such as distributions on capital securities and service charges on deposit accounts. The loss before taxes for the corporate segment was $7.1 million for the three months ended June 30, 2003, compared with a loss of $734 thousand for the three months ended June 30, 2002. This increase was primarily the result of lower non-interest income, higher back-office operating expenses and increased internal transfer expense. The following table presents the financial data for the six months ended June 30, 2003 and 2002.

                                                                Six Months Ended June 30, 2003
                                         -----------------------------------------------------------------------------
                                                                        (in thousands)
                                         -----------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments       Total
                                         -----------------------------------------------------------------------------

Average interest earning assets              $3,037,121      $2,937,116      $2,614,466              $0    $8,588,703

Income (loss) before income taxes               $44,332         $39,881         $45,657       $(15,052)      $114,818

Return on average interest-earning
     assets (pre-tax)                             2.92%           2.72%           3.49%              0%         2.67%
                                         -----------------------------------------------------------------------------

                                                                Six Months Ended June 30, 2002
                                         -----------------------------------------------------------------------------
                                                                        (in thousands)
                                         -----------------------------------------------------------------------------
                                                                                          Corporate
                                            Consumer      Commercial      Investment      and other
                                            Lending        Lending        Management     adjustments       Total
                                         -----------------------------------------------------------------------------

Average interest earning assets              $2,680,149      $2,713,525      $2,603,291              $0    $7,996,965

Income (loss) before income taxes               $40,601         $36,558         $36,899        $(3,912)      $110,146

Return on average interest earning
     assets (pre-tax)                             3.03%           2.69%           2.83%              0%         2.75%
                                         -----------------------------------------------------------------------------
Consumer Lending The consumer lending segment had a return on average interest earning assets before taxes of 2.92 percent for the six months ended June 30, 2003 compared with 3.03 percent for the six months ended June 30, 2002. Average interest earning assets increased $357 million or 13.3 percent, attributed to volume gains in residential mortgages, home equity and automobile loans. Increases in residential mortgage and home equity loans were driven by favorable interest rates and ongoing marketing efforts. Increases in automobile loans were achieved primarily as a result of increased indirect auto lending through continued expansion of Valley's auto loan dealer base. Average interest rates on consumer loans decreased 93 basis points, while the expenses associated with funding sources decreased 46 basis points to 1.55 percent. Income before income taxes increased $3.7 million to $44.3 million mainly due to additional fee income from Masters, NIA/Lawyers and Glen Rauch; increased residential mortgage fees and an increase in net interest income. Commercial Lending The return on average interest earning assets before taxes increased to 2.72 percent for the six months ended June 30, 2003 compared with 2.69 percent for the six months ended June 30, 2002. Average interest earning assets increased $224 million or 8.2 percent as a result of increased loan volume particularly in commercial loans and commercial mortgages. Interest rates on commercial loans decreased by 56 basis points and the expenses associated with funding sources decreased by 46 basis points to 1.55 percent. Income before income taxes increased $3.3 million to $39.9 million compared with $36.6 million last year mainly due to an increase in net interest income and a lower provision for loan losses offset by the increase in allocation of the internal expense transfer resulting from increased average volume. Investment Management The return on average interest earning assets before taxes increased 66 basis points to 3.49 percent for the six months ended June 30, 2003 compared with 2.83 percent for the six months ended June 30, 2002. The yield on interest earning assets, which includes federal funds sold decreased 36 basis points and the expenses associated with funding sources decreased 46 basis points to 1.55 percent. Average interest earning assets increased $11.2 million. Income before income taxes increased $8.8 million primarily as a result of gains on securities sold. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flow during the first half of 2003, as low mortgage rates have triggered record refinancing activity. During the first half of 2003, Valley continued to add high quality mortgage-backed paper that provides a liquid, short duration based on the current interest rate environment and an attractive spread. Corporate Segment The corporate segment represents income and expense items not directly attributable to a specific segment such as distributions on capital securities and service charges on deposit accounts. The loss before taxes for the corporate segment was $15.1 million for the six months ended June 30, 2003, compared with a loss of $3.9 million for the six months ended June 30, 2002. This increase was primarily the result of higher back-office operating expenses and increased internal transfer expense. ASSET/LIABILITY MANAGEMENT Interest Rate Sensitivity Valley's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley's net interest income to the movement in interest rates. Valley does not currently use derivatives to manage market and interest rate risks. Valley's interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"). ALCO establishes policies that monitor and coordinate Valley's sources, uses and pricing of funds. Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of June 30, 2003. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended June 30, 2003, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 3.81 percent or $13.8 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 6.13 percent or $22.2 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley's net interest income.* Valley's net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolio. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to maximize net interest margin. In addition, Valley took advantage of lower rate intermediate term financing in the latter part of 2002 and lower rate short-term financing in 2003. At the start of the third quarter, Valley began to reposition some of its borrowings to take advantage of low long-term interest rates. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise*. Interest expense may increase for the remainder of this year as a result of prepayment costs associated with this strategy as well as higher interest costs on longer-term borrowings converted from short-term borrowings.* We anticipate that our net interest margin will increase in future years as a result of this repositioning.* Liquidity Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets amounted to $2.5 billion at June 30, 2003 and at December 31, 2002. This represents 28.1 percent and 29.1 percent of earning assets at June 30, 2003 and December 31, 2002, respectively, and 26.2 percent and 27.2 percent of total assets at June 30, 2003 and December 31, 2002. On the liability side, the primary source of funds available to meet liquidity needs is VNB's core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.8 billion for the six months ended June 30, 2003 and $5.5 billion for the year ended December 31, 2002, representing 67.4 percent and 67.2 percent, respectively, of average earning assets. Demand and savings deposits have continued to increase as an alternative to low interest rates on certificates of deposits and the effects of a sluggish equity market. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. During the first half of 2003, average short-term FHLB advances increased by $75 million. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2003 proceeds, from the sales of investment securities available for sale amounted to $403 million compared with $282 million for the same period in 2002. For the six months ended June 30, 2003, proceeds from maturities, redemptions and prepayments of investment securities available for sale totaled $765 million compared with $535 million for the same period in 2002. Liquidity was substantially higher due to heavy prepayment activity on mortgage loans and mortgage-backed securities. Purchases of investment securities for the six months ended June 30, 2003 were $1.2 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion, on average, for the six months ended June 30, 2003 and $1.3 billion for the year ended December 31, 2002. Valley's recurring cash requirements consist primarily of dividends to shareholders and distributions on trust preferred securities. This cash need is routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and distributions on trust preferred securities, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds and the proceeds from the issuance of $200 million in trust preferred securities. As of June 30, 2003 and December 31, 2002, Valley had a total of $2.1 billion of securities available for sale recorded at their fair value. As of June 30, 2003, the investment securities available for sale had an unrealized gain of $36.1 million, net of deferred taxes, compared with $41.3 million, net of deferred taxes, at December 31, 2002. This change was primarily due to a temporary decrease in prices. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of June 30, 2003, Valley had a total of $3.5 million in trading securities.

Loan Portfolio

     The following  table reflects the composition of the loan portfolio for the periods presented.

                                                    LOAN PORTFOLIO

                                                 June 30,          March 31,       December 31,      June 30,
                                                   2003              2003              2002            2002
                                              ----------------  -----------------------------------------------------

  Commercial                                       $1,163,176        $1,140,736        $1,115,784     $1,090,045
                                              ----------------  ----------------  ---------------- --------------
    Total commercial loans                          1,163,176         1,140,736         1,115,784      1,090,045

  Construction                                        203,391           187,016           200,896        201,341
  Residential mortgage                              1,648,293         1,581,777         1,427,715      1,310,485
  Commercial mortgage                               1,564,096         1,568,991         1,515,095      1,441,810
                                              ----------------  ----------------  ---------------- --------------
    Total mortgage loans                            3,415,780         3,337,784         3,143,706      2,953,636

  Home equity                                         467,322           449,919           451,543        428,805
  Credit card                                          10,727            10,381            11,544         11,220
  Automobile                                          958,900           928,114           932,672        921,304
  Other consumer                                      117,483           102,174           107,239         84,853
                                              ----------------  ----------------  ---------------- --------------
    Total consumer loans                            1,554,432         1,490,588         1,502,998      1,446,182

                                              ----------------  ----------------  ---------------- --------------
     Total loans                                   $6,133,388        $5,969,108        $5,762,488     $5,489,863
                                              ================  ================  ================ ==============

  As a percent of total loans:
  Commercial loans                                       19.0%           19.1%             19.4%          19.9%
  Mortgage loans                                         55.7              55.9              54.5           53.8
  Consumer loans                                         25.3              25.0              26.1           26.3
                                              ----------------  ----------------  ---------------- --------------
    Total                                               100.0%          100.0%            100.0%         100.0%
                                              ================  ================  ================ ==============
During the second quarter of 2003, Valley's total loan portfolio continued to grow at a steady upward trend, while maintaining emphasis on credit quality. During the quarter, total loans grew 2.8 percent from March 31, 2003, while on an annualized basis, total loans increased 11.0 percent reflecting overall growth in residential mortgage, commercial loans and consumer loans. Valley cannot guarantee that the current level of loan growth will continue throughout the year.* For the three months ended June 30, 2003, commercial loans increased 2.0 percent or 7.9 percent annualized, partly due to increased commercial line draw downs, new commercial loans, as well as increased aviation and equipment leasing activity. For the three months ended June 30, 2003, total mortgage loans increased 2.3 percent or 9.3 percent on an annual basis, mainly due to a favorable interest rate environment and continuing stable economic conditions in Valley's lending area. This growth was primarily due to a 4.2 percent or 16.8 percent annualized increase in the residential mortgage portfolio. Valley often sells many of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market, but may retain amounts necessary to balance Valley's overall asset mix and loan growth strategy. For the first half of 2003, Valley elected to sell approximately $144 million of the $792 million in originated residential mortgage loans. As a result of current increases in long term interest rates subsequent to June 30, 2003, the volume of new residential mortgage applications has declined compared with the higher volumes of refinancing activity over the first half of 2003. Valley anticipates that it will close a majority of its residential mortgage applications presently under commitment, many of which are contracted to be sold during the third quarter of 2003.* Commercial mortgage loans decreased slightly for the three months ended June 30, 2003, but increased $49 million or 3.2 percent for the first half of 2003 or 6.5 percent on an annualized basis. Consumer loans, for the three months ended June 30, 2003, posted an increase of 4.3 percent or 17.1 percent annualized, primarily from home equity and automobile loans. Automobile loan growth was constrained during the first quarter, but increased in the second quarter despite manufacturers' based incentives, such as zero percent financing and aggressive competition from other lending institutions in our marketplace. Valley continued to expand its dealer network in additional markets within New Jersey, New York and Pennsylvania. Non-performing Assets Non-performing assets include non-accrual loans and other real estate owned ("OREO"). Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Levels of non-performing assets remain relatively low as a percentage of the total loan portfolio and OREO as shown in the table below. Loans 90 days or more past due and still accruing, which were not included in the non-performing category steadily decreased over the periods presented in the table below. Valley cannot predict if this downward trend will continue.* These loans are primarily commercial mortgage loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.0 million at June 30, 2003, $961 thousand at March 31, 2003, $1.7 million at December 31, 2002 and $4.2 million at June 30, 2002. Total loans past due in excess of 30 days were 0.75 percent of all loans at June 30, 2003 compared with 0.87 percent at March 31, 2003, 1.20 percent at December 31, 2002 and 1.05 percent at June 30, 2002. The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

                                                     LOAN QUALITY
                                                           June 30,      March 31,     December 31,     June 30,
                                                             2003           2003           2002           2002
                                                         -----------------------------------------------------------
                                                                                    (in thousands)
   Loans past due in excess of
       90 days and still accruing                               $ 3,023         $4,698         $ 4,931       $10,216
                                                         -----------------------------------------------------------
    Non-accrual loans                                           $23,894        $26,799         $21,524       $19,553
   Other real estate owned                                          172            448              43             0
                                                         -----------------------------------------------------------
        Total non-performing assets                             $24,066        $27,247         $21,567       $19,553
                                                         -----------------------------------------------------------
    Troubled debt restructured loans                            $     0        $     0         $     0       $   866
                                                         -----------------------------------------------------------
    Non-performing loans as a % of loans                          0.39%          0.46%           0.37%         0.36%
                                                         -----------------------------------------------------------
     Non-performing assets as a % of
       loans plus other real estate owned                         0.39%          0.46%           0.37%         0.36%
                                                         -----------------------------------------------------------
    Allowance as a % of loans                                     1.10%          1.12%           1.11%         1.17%
                                                         -----------------------------------------------------------
Allowance for Loan Losses At June 30, 2003, the allowance for loan losses totaled $67.5 million compared with $64.1 million at December 31, 2002. The allowance was adjusted by provisions charged against income and loans charged-off net of recoveries. Net loan charge-offs were $1.1 million and $518 thousand for the six and three months ended June 30, 2003 compared with $3.9 million and $613 thousand for six and three months ended June 30, 2002. Valley cannot guarantee that the low level of net charge-offs during the first half of 2003 will continue in future periods.* The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB's methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated.

                                             ALLOWANCE FOR LOAN LOSSES
                                                                         Three Months Ended
                                                      ----------------------------------------------------------------
                                                        June 30,        March 31,       December 31,      June 30,
                                                          2003             2003             2002            2002
                                                      -------------------------------------------------------------------
                                                                           (in thousands)

Average loans outstanding                              $6,050,578        $5,856,965      $5,690,264      $5,389,510
                                                       ============================================================
Beginning balance:
    Allowance for loan losses                          $   66,791        $   64,087      $   66,189      $   64,223

Loans charged-off                                          (2,143)           (2,167)         (5,552)         (5,265)
Recoveries                                                  1,074             1,616             784           1,367
                                                        -----------------------------------------------------------
    Net charge-offs                                        (1,069)             (551)         (4,768)         (3,898)
Provision charged to operations                             1,755             3,255           2,666           3,974
                                                        -----------------------------------------------------------
Ending balance:  Allowance for loan losses             $   67,477        $   66,791      $   64,087      $   64,299
                                                        ===========================================================

Ratio of net charge-offs during the period to
    average loans outstanding during the period             0.05%             0.04%           0.24%           0.27%
                                                        ===========================================================
Capital Adequacy(3) A significant measure of the strength of a financial institution is its shareholders' equity. At June 30, 2003 and December 31, 2002 shareholders' equity totaled $629.1 million and $631.7 million, respectively, or 6.62 percent and 6.92 percent of total assets. The decline in shareholders' equity was mainly the result of the repurchase of Valley's common stock as discussed below. On May 13, 2003, Valley's Board of Directors authorized the repurchase of an additional 2.5 million shares of the Company's outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley's Board of Directors had previously authorized the repurchase of up to 10.5 million shares of the Company's outstanding common stock on August 21, 2001. As of June 30, 2003, Valley had repurchased approximately 10.2 million shares of its common stock at an average cost of $24.50 per share. For the second quarter ended June 30, 2003, Valley repurchased 670 thousand shares at an average cost of $24.82 or $16.6 million. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective. On April 9, 2003, the Board of Directors declared a five percent stock dividend issued on May 16, 2003, to shareholders of record on May 2, 2003 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout. This dividend was issued out of the treasury shares acquired under the share repurchase program. Included in shareholders' equity as a component of accumulated other comprehensive income at June 30, 2003 was a $36.1 million unrealized gain on investment securities available for sale, net of tax, compared with an unrealized gain of $41.3 million at December 31, 2002. Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders' equity and trust preferred securities, less disallowed intangibles and is adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. In November 2001, Valley sold $200 million of trust preferred securities, a portion of which qualifies as Tier I capital, within regulatory limitations. Including these securities, Valley's capital position at June 30, 2003, under risk-based capital guidelines was $761.7 million or 10.86 percent of risk-weighted assets for Tier 1 capital and $821.5 million or 11.93 percent for Total risk-based capital. The comparable ratios at December 31, 2002 were 11.49 percent for Tier 1 capital and 12.55 percent for Total risk-based capital. At June 30, 2003 and December 31, 2002, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.20 percent and 8.68 percent, respectively. Valley's ratios at June 30, 2003 were above the "well capitalized" requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. The continued consolidation of the Issuer Trusts and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46. Although the Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at June 30, 2003, Valley would remain "well capitalized" under the Federal bank regulatory agencies definitions. Book value per share amounted to $6.71 at June 30, 2003 and $6.65 at December 31, 2002. ------------------------------------------------------------------- (3) Share data reflects the 5% stock dividend issued on May 16, 2003. The primary source of capital growth is through retention of earnings. Valley's rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 45.0 percent for the six months ended June 30, 2003, compared with 46.8 percent for the six months ended June 30, 2002. Cash dividends declared amounted to $0.44 per share, for the six months ended June 30, 2003, equivalent to a dividend pay-out ratio per diluted share of 55.0 percent, compared with 53.2 percent for the same period in 2002. Valley's Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.* Recent Accounting Pronouncements See page 8 for a discussion of recent accounting pronouncements. Item 3. Quantitative and Qualitative Disclosures About Market Risk See page 24 for a discussion of interest rate sensitivity. Item 4. Controls and Procedures The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. PART II Item 4. Submission of Matters to a Vote of Security Holders (a) On April 9, 2003, the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 16 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes "For" and "Withheld". There were no abstentions in regards to the election of directors. Name Number of Votes For Withheld Andrew B. Abramson 72,984,343 507,085 Charles J. Baum 73,012,609 478,820 Pamela Bronander 73,024,738 466,690 Joseph Coccia, Jr 72,292,042 1,199,387 Graham O. Jones 72,425,236 1,066,192 Walter H. Jones, III 72,426,364 1,065,063 Gerald Korde 73,029,458 461,971 Gerald H. Lipkin 72,537,955 953,473 Robinson Markel 69,551,292 3,940,138 Robert E. McEntee 73,008,278 483,149 Richard S. Miller 72,426,457 1,064,973 Robert Rachesky 68,494,507 4,996,923 Barnett Rukin 68,517,643 4,973,785 Peter Southway 72,517,612 973,818 Richard F. Tice 73,022,272 469,158 Leonard J. Vorcheimer 73,029,521 461,907 Item 5. Other Information This information is being provided under Item 11 of Form 8-K to provide notice of a pension fund blackout period. Valley National Bank, as plan sponsor of the Valley National Bank Savings and Investment Plan (the "401k Plan") changed record-keepers from Benefit Services, Corp. ("BSC"") to Fidelity Investments, effective May 27, 2003. In order for BSC to perform a final reconciliation of the 401k Plan assets and for Fidelity to establish participant accounts, a blackout period was imposed under the 401k Plan that began May 27, 2003 and ended during the week of June 22, 2003. During that blackout period, the ability of all participants in the plan to purchase, sell or otherwise acquire or transfer an interest in plan assets, to make changes in investment options, to initiate distributions or loans and to change payroll deferral percentages was suspended. All of Valley's common stock was subject to the blackout period. The person designated by Valley to respond to inquiries about the blackout period was Bill Bennett, by mailing to 1455 Valley Road, Wayne, NJ 07470 or by telephone at (973) 686-5406. We received notice of the blackout period from the plan administrator on April 25, 2003, as required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974. Item 6. Exhibits and Reports on Form 8-K (a) Exhibits (3)(A) Certificate of Incorporation incorporated herein by reference to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2003. (3)(B) By-laws are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998. (31.1) Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a - 14(a). (31.2) Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a - 14(a). (32) Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company (b) Current Reports on Form 8-K (1) Filed July 17, 2003 to furnish under Item 12, Valley's second quarter earnings. (2) Filed April 17, 2003 to furnish under Item 12, Valley's first quarter earnings. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. VALLEY NATIONAL BANCORP _____________________________ (Registrant) Date: August 14, 2003 /s/ GERALD H. LIPKIN _____________________________ GERALD H. LIPKIN CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER Date: August 14, 2003 /s/ ALAN D. ESKOW ____________________________ ALAN D. ESKOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER EXHIBITS INDEX Exhibit Number Exhibit Description _____________ _________________________________________ (3)(A) Certificate of Incorporation incorporated herein by reference to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2003. (3)(B) By-laws are incorporated herein by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1998. (31.1) Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a - 14(a). (31.2) Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a - 14(a). (32) Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company. Exhibit 31.1 CERTIFICATIONS I, Gerald H. Lipkin, certify that: 1. I have reviewed this quarterly report on Form 10-Q of Valley National Bancorp; 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have: (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: August 14, 2003 /s/ Gerald H. Lipkin _______________________________________________ Gerald H. Lipkin Chairman, President and Chief Executive Officer Exhibit 31.2 CERTIFICATIONS I, Alan D. Eskow, certify that: 1. I have reviewed this quarterly report on Form 10-Q of Valley National Bancorp; 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have: (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: August 14, 2003 /s/ Alan D. Eskow ______________________________ Alan D. Eskow Executive Vice President and Chief Financial Officer Exhibit 32 CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-Q of Valley National Bancorp (the "Company") for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gerald H. Lipkin, as Chief Executive Officer of the Company, and Alan D. Eskow, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. /s/ Gerald H. Lipkin _______________________________________________ Gerald H. Lipkin Chairman, President and Chief Executive Officer August 14, 2003 /s/ Alan D. Eskow _______________________________________________ Alan D. Eskow Executive Vice President and Chief Financial Officer August 14, 2003