Form 10-Q/A
period 2003-06-30
VALLEY NATIONAL BANCORP
filed 2003-08-18
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

-----------------

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

VALLEY NATIONAL BANCORP IS FILING THIS AMENDMENT ON FORM 10-Q/A, TO REPEAT A PRIOR FILING ORIGINALLY FILED ON AUGUST 14, 2003, WHICH COULD NOT BE CLEARLY READ DUE TO TECHNICAL DIFFICULTIES. THERE HAVE BEEN NO CHANGES TO THE CONTENTS.

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

     VALLEY NATIONAL BANCORP
     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
     (in thousands, except for share data)                 Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                           ------------------------------------------------
                                                            2003          2002          2003       2002
                                                           ------------------------------------------------
     Interest Income
     Interest and fees on loans                            $ 92,225     $ 91,902    $ 184,052     $182,788
     Interest and dividends on investment securities:
          Taxable                                            29,786       35,724       60,483       69,154
          Tax-exempt                                          2,767        2,579        5,451        5,083
          Dividends                                           1,176          825        2,312        1,525
     Interest on federal funds sold and other short-term
          investments                                            86          327          173          964
                                                           ------------------------------------------------
           Total interest income                            126,040      131,357      252,471      259,514
                                                           ------------------------------------------------
     Interest Expense
     Interest on deposits:
          Savings deposits                                    6,427        8,632       13,137       16,720
          Time deposits                                      12,218       18,019       24,171       36,585
     Interest on short-term borrowings                        1,404          619        2,789        1,445
     Interest on long-term debt                              13,236       12,640       26,463       25,537
                                                           ------------------------------------------------
           Total interest expense                            33,285       39,910       66,560       80,287
                                                           ------------------------------------------------
     Net Interest Income                                     92,755       91,447      185,911      179,227
     Provision for loan losses                                1,755        3,974        5,010        7,679
                                                           ------------------------------------------------
     Net Interest Income after Provision for Loan Losses     91,000       87,473      180,901      171,548
                                                           ------------------------------------------------
     Non-Interest Income
     Trust and investment services                            2,156        1,192        4,230        2,370
     Insurance fees, commissions and premiums                 4,202          735        9,004        1,521
     Service charges on deposit accounts                      5,682        4,827       10,959        9,712
     Gains on securities transactions, net                    2,968        2,609        6,179        2,964
     Fees from loan servicing                                 2,459        2,415        4,451        4,913
     Gains on sales of loans, net                             2,727        1,562        5,315        3,342
     Bank owned life insurance                                1,564        1,806        3,078        3,222
     Other                                                    4,464        5,275        8,646       10,421
                                                             ----------------------------------------------
          Total non-interest income                          26,222       20,421       51,862       38,465
                                                             ----------------------------------------------
     Non-Interest Expense
     Salary expense                                          24,647       20,882       49,067       41,963
     Employee benefit expense                                 5,892        4,701       12,198        9,547
     Net occupancy expense                                    8,767        7,118       17,182       13,995
     Amortization of intangible assets                        3,609        2,714        6,375        4,903
     Advertising                                              2,014        2,335        3,872        3,773
     Distributions on capital securities                      3,932        3,932        7,864        7,865
     Other                                                   11,014        8,879       21,387       17,821
                                                             ----------------------------------------------
          Total non-interest expense                         59,875       50,561      117,945       99,867
                                                             ----------------------------------------------
     Income Before Income Taxes                              57,347       57,333      114,818      110,146
     Income tax expense                                      19,618       17,437       39,107       31,650
                                                             ----------------------------------------------
      Net Income                                           $ 37,729     $ 39,896     $ 75,711     $ 78,496
                                                             ==============================================
     Weighted Average Number of Shares Outstanding(1)
          Basic                                          93,798,729   98,709,539   94,226,287   99,159,149
          Diluted                                        94,313,570   99,344,567   94,685,855   99,778,533
     Earnings Per Share: (1)
          Basic                                               $0.40        $0.40        $0.80        $0.79
          Diluted                                              0.40         0.40         0.80         0.79
     Cash dividends declared per common share(1)              0.225         0.21         0.44         0.42
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------

(1) Share data reflects the 5 percent stock dividend issued on May 16, 2003.

     VALLEY NATIONAL BANCORP                                                      Six Months Ended
     CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)                              June 30,
                                                                      ---------------------------------
     (in thousands)
                                                                           2003               2002
                                                                      ----------------   --------------
     Cash flows from operating activities:
     Net income                                                            $75,711           $78,496
      Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization                                         11,839             9,442
      Amortization of compensation costs pursuant to
       long-term stock incentive plan                                        1,488             1,290
      Provision for loan losses                                              5,010             7,679
      Net amortization of premiums and accretion of discounts                5,612             4,495
      Net gains on securities transactions                                  (6,179)           (2,964)
      Proceeds from sales of loans                                         156,312           141,932
      Gain on sales of loans                                                (5,315)           (3,342)
      Origination of loans held for sale                                  (190,573)         (110,623)
      Purchases of trading securities                                     (166,570)                0
      Proceeds from sales of trading securities                            163,046                 0
      Net increase in bank owned life insurance                             (3,078)           (3,222)
      Net decrease (increase) in accrued interest receivable and
                other assets                                                 14,366              (11)
      Net decrease in accrued expenses and other liabilities                 (6,378)         (17,170)
                                                                      ----------------   --------------
       Net cash provided by operating activities                             55,291           106,002
                                                                      ----------------   --------------
     Cash flows from investing activities:
      Purchase of bank owned life insurance                                       0          (50,000)
      Proceeds from sales of investment securities available
                for sale                                                    402,722           282,439
      Proceeds from maturities, redemptions and prepayments
                of investment securities available for sale                 765,005           535,227
      Purchases of investment securities available for sale              (1,161,072)         (877,420)
      Purchases of investment securities held to maturity                   (50,752)          (23,013)
      Proceeds from sales of investment securities held to maturity           1,630                 0
      Proceeds from maturities, redemptions and prepayments
        of investment securities held to maturity                            33,932            14,501
      Net increase in loans made to customers                              (349,875)         (195,189)
      Purchases of premises and equipment                                    (8,144)          (15,628)
                                                                        ----------------   -------------
       Net cash used in investing activities                               (366,554)         (329,083)
                                                                        ----------------   -------------
     Cash flows from financing activities:
      Net increase in deposits                                              342,689           284,463
      Net increase (decrease) in short-term borrowings                       87,951          (21,679)
      Advances of long-term debt                                             23,000                 0
      Repayments of long-term debt                                          (70,043)          (52,042)
      Dividends paid to common shareholders                                 (41,391)          (41,239)
      Purchase of common shares to treasury                                 (35,249)          (65,805)
      Common stock issued, net of cancellations                               1,708             3,230
                                                                         ----------------   ------------
       Net cash provided by financing activities                            308,665           106,928
                                                                         ----------------   ------------
       Net decrease in cash and cash equivalents                             (2,598)         (116,153)
       Cash and cash equivalents at January 1                               243,923           311,850
                                                                         ----------------   ------------
       Cash and cash equivalents at June 30                                $241,325          $195,697
                                                                         ================   ============
     Supplemental disclosure of cash flow information:
      Cash paid during the period for interest on deposits
        and borrowings                                                      $67,402           $82,878
      Cash paid during the period for federal and state income taxes         44,560            28,898

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
                                    ===========================================================
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

                                                     Three Months Ended
                                                          June 30,
                                     ------------------------------------------------------
                                             2003                        2002
                                     --------------------------  --------------------------
                                                        (in thousands)

Net income                                            $37,729                     $39,896
Other comprehensive income,
        net of tax:
 Foreign currency:
      Translation adjustment            $     0                     $     126
       Reclassification adjustment for
         loss realized on sale
         of Canadian subsidiary               0             0             995       1,121
                                        ------------               ------------
  Unrealized gains on securities:
      Change in unrealized gains
        arising during the period         2,683                        20,252
      Reclassification adjustment
        for gains realized in net
        income                           (1,789)                       (1,926)
                                        ------------               ------------
      Net change in unrealized gains                      894                      18,326
                                                      -----------                ----------
 Other comprehensive income                               894                      19,447
                                                      -----------                ----------
 Comprehensive income                                 $38,623                     $59,343
                                                      ===========                ==========

                                                          Six Months Ended
                                                               June 30,
                                       -----------------------------------------------------
                                              2003                         2002
                                       --------------------------  -------------------------
                                                          (in thousands)

Net income                                             $75,711                      $78,496
Other comprehensive income, net of tax:
 Foreign currency:
      Translation adjustment                 $  0                      $ 118
       Reclassification adjustment for
         loss realized on sale
         of Canadian subsidiary                 0           0            995         1,113
                                           ----------              ----------
  Unrealized gains on securities:
      Change in unrealized gains
        arising during the period          (1,400)                    19,381
      Reclassification adjustment
        for gains realized in net
        income                             (3,796)                    (1,926)
                                           ----------              ----------
      Net change in unrealized gains                   (5,196)                      17,455
                                           ----------              ----------
 Other comprehensive income                            (5,196)                      18,568
                                                      ----------                 -----------
 Comprehensive income                                 $70,515                      $97,064
                                                      ==========                 ===========
8. Business Segments

The information under the caption "Business Segments" in Management's Discussion and Analysis is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD and A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as "expect," "anticipate," "look," "view," "opportunities," "allow," "continues," "reflects," "believe," "may," "will" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan prepayment assumptions, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a further decline in the economy in New Jersey and New York, a decline in loan origination volume, as well as a change in legal and regulatory barriers or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

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
                         ----------------------------------------------------------------------------------
                           Average                    Average        Average                   Average
                           Balance       Interest       Rate         Balance      Interest      Rate
                         ----------------------------------------------------------------------------------
                                                          (in thousands)
Assets
Interest earning assets:
 Loans (1)(2)             $6,050,578      $92,283       6.10%      $5,389,510      $91,974      6.83%
 Taxable investments       2,375,933       30,962       5.21%       2,345,559       36,549      6.23%
 Tax-exempt
        investments (1)      244,754        4,257       6.96%         230,963        3,967      6.87%
 Federal funds sold and
    other short-term
    investments               21,700           86       1.59%          73,611          327      1.78%
                           ----------------------------------------------------------------------------------
 Total interest earning
        assets             8,692,965     $127,588       5.87%       8,039,643     $132,817      6.61%
Allowance for loan losses    (67,938)                                 (65,923)
Cash and due from banks      191,002                                  178,182
Other assets                 435,716                                  345,601
Unrealized gain on
  securities available
  for sale                    56,582                                   45,244
                          -------------                            ------------
  Total assets            $9,308,327                               $8,542,747
                          =============                            ============
Liabilities and Shareholders'
    Equity
Interest bearing liabilities:
 Savings deposits         $3,096,965      $ 6,427       0.83%      $2,674,772      $ 8,632      1.29%
 Time deposits             2,229,817       12,218       2.19%       2,423,577       18,019      2.97%
                          ----------------------------------------------------------------------------------
 Total interest bearing
    deposits               5,326,782       18,645       1.40%       5,098,349       26,651      2.09%
 Short-term borrowings       478,997        1,404       1.17%         173,841          619      1.42%
 Long-term debt            1,072,829       13,236       4.93%         924,383       12,640      5.47%
                           ----------------------------------------------------------------------------------
 Total interest bearing
    liabilities            6,878,608       33,285       1.94%       6,196,573       39,910      2.58%
Demand deposits            1,536,919                                1,432,362
Other liabilities             70,926                                   53,266
Capital securities           200,000                                  200,000
Shareholders' equity         621,874                                  660,546
  Total liabilities and    -------------                            ----------
    shareholders' equity   $9,308,327                               $8,542,747
                           =============                            ==========
Net interest income
  (tax equivalent basis)                   94,303                                   92,907
Tax equivalent adjustment                  (1,548)                                  (1,460)
                                          ---------                             -----------
Net interest income                       $92,755                                  $91,447
                                          =========                             ===========
  Net interest rate differential                        3.93%                                   4.03%
                                                        --------                              --------
  Net interest margin (3)                               4.34%                                   4.62%
                                                        ========                              ========
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
                   ----------------------------------------------------------------------------------
                       Average                    Average        Average                   Average
                       Balance       Interest       Rate         Balance      Interest      Rate
                   ----------------------------------------------------------------------------------
                                               (in thousands)
Assets
Interest earning
   assets:
 Loans (1)(2)         $5,954,306     $184,170       6.19%      $5,355,424     $182,933      6.83%
 Taxable investments   2,370,344       62,795       5.30%       2,303,560       70,679      6.14%
 Tax-exempt
   investments (1)       245,222        8,387       6.84%         226,426        7,821      6.91%
 Federal funds sold and
    other short-
    term investments      18,831          173       1.84%         111,555          964      1.73%
                      -------------------------------------------------------------------------------
 Total interest earning
   assets              8,588,703     $255,525       5.95%       7,996,965     $262,397      6.56%
Allowance for loan
   losses                (66,855)                                 (65,849)
Cash and due from
   banks                 194,498                                  181,803
Other assets             419,795                                  324,263
Unrealized gain on
  securities available
  for sale                58,554                                   38,245
                      --------------                           -------------
  Total assets        $9,194,695                               $8,475,427
                      ==============                           =============

Liabilities and Shareholders' Equity
Interest bearing
    liabilities:
 Savings deposits     $3,039,919     $ 13,137       0.86%      $2,610,759     $ 16,720      1.28%
 Time deposits         2,176,896       24,171       2.22%       2,408,553       36,585      3.04%
                      -------------------------------------------------------------------------------
 Total interest
   bearing deposits    5,216,815       37,308       1.43%       5,019,312       53,305      2.12%
 Short-term
   borrowings            475,446        2,789       1.17%         184,717        1,445      1.56%
 Long-term debt        1,085,182       26,464       4.88%         940,121       25,537      5.43%
                      -------------------------------------------------------------------------------
 Total interest
   bearing liabilities 6,777,443       66,561       1.96%       6,144,150       80,287      2.61%
Demand deposits        1,532,697                                1,421,508
Other liabilities         57,903                                   46,550
Capital securities       200,000                                  200,000
Shareholders' equity     626,652                                  663,219
  Total liabilities
    and shareholders'  -------------                            -----------
    equity             $9,194,695                               $8,475,427
                       =============                            ===========
Net interest income
  (tax equivalent basis)              188,964                                  182,110
Tax equivalent adjustment              (3,053)                                  (2,883)
                                      ----------                               ---------
Net interest income                   $185,911                                 $179,227
                                      ==========                               =========
  Net interest rate differential                     3.99%                                   3.95%
                                                     ---------                              -------
  Net interest margin (3)                            4.40%                                   4.55%
                                                     =========                              =======
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

                                                    Three Months Ended June 30, 2003
                                     ------------------------------------------------------------------
                                                                  (in thousands)
                                     ------------------------------------------------------------------
                                                                                   Corporate
                                     Consumer      Commercial      Investment      and other
                                     Lending        Lending        Management     adjustments      Total
                                     -------------------------------------------------------------------

Average interest earning assets      $3,098,456    $2,972,887      $2,621,622           $0   $8,692,965

Income (loss) before income taxes       $21,557       $20,703         $22,137     $(7,050)      $57,347

Return on average interest-earning
     assets (pre-tax)                     2.78%         2.79%           3.38%           0%        2.64%
                                     ----------------------------------------------------------------------

                                                         Three Months Ended June 30, 2002
                                     ----------------------------------------------------------------------
                                                                 (in thousands)
                                     ----------------------------------------------------------------------
                                                                                   Corporate
                                     Consumer      Commercial      Investment      and other
                                      Lending        Lending        Management     adjustments      Total
                                     ----------------------------------------------------------------------

Average interest earning assets      $2,697,783    $2,732,105      $2,609,755           $0    $8,039,643

Income (loss) before income taxes       $20,469       $17,460         $20,138        $(734)      $57,333

Return on average interest earning
     assets (pre-tax)                      3.03%         2.56%           3.09%           0%        2.85%
                                     ----------------------------------------------------------------------
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

                                                     Six Months Ended June 30, 2003
                                       ----------------------------------------------------------------
                                                              (in thousands)
                                       ----------------------------------------------------------------
                                                                                  Corporate
                                       Consumer     Commercial     Investment     and other
                                       Lending       Lending       Management    adjustments    Total
                                       ----------------------------------------------------------------

Average interest earning assets        $3,037,121    $2,937,116    $2,614,466           $0   $8,588,703

Income (loss) before income taxes      $   44,332       $39,881       $45,657     $(15,052)    $114,818

Return on average interest-earning
     assets (pre-tax)                       2.92%         2.72%         3.49%           0%         2.67%
                                       ----------------------------------------------------------------

                                                      Six Months Ended June 30, 2002
                                       ----------------------------------------------------------------
                                                               (in thousands)
                                       ----------------------------------------------------------------
                                                                                   Corporate
                                       Consumer      Commercial      Investment     and other
                                       Lending        Lending        Management     adjustments    Total
                                       -----------------------------------------------------------------

Average interest earning assets       $2,680,149    $2,713,525    $2,603,291            $0    $7,996,965

Income (loss) before income taxes     $   40,601       $36,558    $   36,899       $(3,912)     $110,146

Return on average interest earning
     assets (pre-tax)                       3.03%         2.69%         2.83%            0%         2.75%
                                       ------------------------------------------------------------------

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

                                          LOAN QUALITY

                                            June 30,      March 31,     December 31,     June 30,
                                              2003           2003           2002           2002
                                           ----------------------------------------------------------
                                                                (in thousands)
   Loans past due in excess of
       90 days and still accruing              $ 3,023         $4,698         $ 4,931       $10,216
                                           ----------------------------------------------------------
    Non-accrual loans                          $23,894        $26,799         $21,524       $19,553
   Other real estate owned                         172            448              43             0
                                           ----------------------------------------------------------
        Total non-performing assets            $24,066        $27,247         $21,567       $19,553
                                           ----------------------------------------------------------
    Troubled debt restructured loans           $     0        $     0         $     0       $   866
                                           ----------------------------------------------------------
    Non-performing loans as a % of loans          0.39%          0.46%           0.37%         0.36%
                                           ----------------------------------------------------------
     Non-performing assets as a % of
       loans plus other real estate owned         0.39%          0.46%           0.37%         0.36%
                                           ----------------------------------------------------------
    Allowance as a % of loans                     1.10%          1.12%           1.11%         1.17%
                                           ----------------------------------------------------------

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

                                                ALLOWANCE FOR LOAN LOSSES

                                                       Three Months Ended
                                 -------------------------------------------------------------
                                     June 30,        March 31,       December 31,      June 30,
                                       2003             2003             2002            2002
                                 --------------------------------------------------------------
                                                          (in thousands)

Average loans outstanding         $6,050,578        $5,856,965      $5,690,264      $5,389,510
                                 ==============================================================
Beginning balance:
    Allowance for loan losses     $   66,791        $   64,087      $   66,189      $   64,223

Loans charged-off                     (2,143)           (2,167)         (5,552)         (5,265)
Recoveries                             1,074             1,616             784           1,367
                                 --------------------------------------------------------------
    Net charge-offs                   (1,069)             (551)         (4,768)         (3,898)
Provision charged to operations        1,755             3,255           2,666           3,974
                                 --------------------------------------------------------------
Ending balance:  Allowance for
   loan losses                    $   67,477        $   66,791      $   64,087      $   64,299
                                 ==============================================================

Ratio of net charge-offs during
    the period to average loans
    outstanding during the period       0.05%            0.04%           0.24%           0.27%
                                 ==============================================================

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

Date: August 18, 2003
                                                /s/ GERALD H. LIPKIN

                                                _____________________________

                                                GERALD H. LIPKIN

                                                CHAIRMAN, PRESIDENT AND

                                                CHIEF EXECUTIVE OFFICER

Date: August 18, 2003
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

Exhibit 31.1
CERTIFICATIONS

I, Gerald H. Lipkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Valley National Bancorp;

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

Date: August 18, 2003

/s/ Gerald H. Lipkin
_______________________________________________
Gerald H. Lipkin
Chairman, President and Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS

I, Alan D. Eskow, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Valley National Bancorp;

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

Date: August 18, 2003
/s/ Alan D. Eskow
______________________________
Alan D. Eskow
Executive Vice President and
Chief Financial Officer

Exhibit 32
CERTIFICATION OF CEO AND CFO PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q/A of Valley National Bancorp (the "Company") for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gerald H. Lipkin, as Chief Executive Officer of the Company, and Alan D. Eskow, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

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
August 18, 2003

/s/ Alan D. Eskow
_______________________________________________
Alan D. Eskow
Executive Vice President and Chief Financial Officer
August 18, 2003