Form 10-Q
period 2003-09-30
VALLEY NATIONAL BANCORP
filed 2003-11-13
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-11277

VALLEY NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey

(State or other Jurisdiction of

incorporation or organization)

22-2477875

(I.R.S. Employer Identification No.)

1455 Valley Road, Wayne, New Jersey 07470

(Address of principal executive offices)

973-305-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 93,842,692 shares were outstanding as of November 6, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2003	December 31, 2002
Assets

Cash and due from banks	$244,732	$243,923
Investment securities held to maturity, fair value of $1,267,192 and $597,480 in 2003 and 2002, respectively	1,249,983	590,892
Investment securities available for sale	1,666,712	2,140,366
Trading securities	2,976	0
Loans held for sale	37,817	58,952
Loans	6,117,406	5,703,536
Less: Allowance for loan losses	(65,138)	(64,087)

Net loans	6,052,268	5,639,449
Premises and equipment, net	123,811	113,755
Due from customers on acceptances outstanding	15,099	16,524
Accrued interest receivable	43,608	41,591
Bank owned life insurance	162,820	158,832
Other assets	135,754	130,390

Total Assets	$9,735,580	$9,134,674

Liabilities

Deposits:

Non-interest bearing	$1,625,873	$1,569,921
Interest bearing:
Savings	3,176,736	2,942,763
Time	2,366,962	2,170,703

Total deposits	7,169,571	6,683,387
Short-term borrowings	315,635	378,433
Long-term debt	1,299,292	1,119,642
Bank acceptances outstanding	15,099	16,524
Accrued expenses and other liabilities	97,879	104,950

Total Liabilities	8,897,476	8,302,936
Company – obligated mandatorily redeemable preferred capital securities of a subsidiary trust holding solely junior subordinated debentures of the Company	200,000	200,000

Shareholders’ Equity

Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0
Common stock, no par value, authorized 149,564,245 shares; issued 94,207,954 shares in 2003 and 99,007,032 shares in 2002	33,326	33,332
Surplus	318,919	318,964
Retained earnings	271,508	338,770
Unallocated common stock held by employee benefit plan	(305)	(435)
Accumulated other comprehensive income	24,586	41,319

	648,034	731,950
Treasury stock, at cost (376,454 shares in 2003 and 3,957,498 shares in 2002)	(9,930)	(100,212)

Total Shareholders’ Equity	638,104	631,738

Total Liabilities and Shareholders’ Equity	$9,735,580	$9,134,674

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended		Nine Months Ended
	September 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$90,527	$93,407	$274,579	$276,195
Interest and dividends on investment securities:
Taxable	26,807	34,301	87,290	103,455
Tax-exempt	2,751	2,531	8,202	7,614
Dividends	536	706	2,849	2,231
Interest on federal funds sold and other short-term investments	219	308	392	1,272

Total interest income	120,840	131,253	373,312	390,767
Interest Expense
Interest on deposits
Savings	4,903	8,929	18,040	25,649
Time	11,954	17,375	36,125	53,960
Interest on short-term borrowings	544	702	3,332	2,147
Interest on long-term debt	17,808	13,212	44,272	38,750

Total interest expense	35,209	40,218	101,769	120,506

Net Interest Income	85,631	91,035	271,543	270,261
Provision for loan losses	1,085	3,299	6,095	10,978

Net interest income after provision for loan Losses	84,546	87,736	265,448	259,283
Non-Interest Income
Trust and investment services	2,052	1,069	6,282	3,439
Insurance fees, commissions and premiums	4,857	1,775	13,861	3,296
Service charges on deposit accounts	5,485	4,851	16,444	14,563
Gains on securities transactions, net	6,174	2,139	12,353	5,103
Fees from loan servicing	2,582	2,268	7,033	7,182
Gains on sales of loans, net	6,747	1,562	12,062	4,904
Bank owned life insurance	1,525	1,842	4,603	5,063
Other	3,903	5,249	12,549	15,671

Total non-interest income	33,325	20,755	85,187	59,221
Non-Interest Expense
Salary expense	24,496	22,311	73,563	64,275
Employee benefit expense	5,298	4,675	17,496	14,221
Net occupancy expense	8,419	7,603	25,601	21,598
Amortization of intangible assets	3,055	3,688	9,430	8,591
Advertising	1,698	1,555	5,570	5,326
Distributions on capital securities	3,932	3,932	11,796	11,796
Other	11,162	8,972	32,551	26,796

Total non-interest expense	58,060	52,736	176,007	152,603

Income Before Income Taxes	59,811	55,755	174,628	165,901
Income tax expense	20,475	16,799	59,582	48,449

Net Income	$39,336	$38,956	$115,046	$117,452

Weighted Average Number of Shares Outstanding
Basic	93,714,747	97,341,393	94,053,900	98,546,572
Diluted	94,300,246	97,925,304	94,538,898	99,144,575
Earnings Per Share
Basic	$0.42	$0.40	$1.22	$1.19
Diluted	0.42	0.40	1.22	1.18
Cash Dividends Declared Per Common Share	0.225	0.21	0.66	0.63

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$115,046	$117,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,710	12,772
Amortization of compensation costs pursuant to long-term stock incentive plan	2,227	1,926
Provision for loan losses	6,095	10,978
Net amortization of premiums and accretion of discounts	9,540	6,412
Net gains on securities transactions	(12,353)	(5,103)
Proceeds from sales of loans	417,275	169,899
Gains on sales of loans	(12,062)	(4,904)
Origination of loans held for sale	(384,078)	(160,515)
Purchases of trading securities	(237,284)	0
Proceeds from sales of trading securities	234,308	0
Proceeds from sale of premises and equipment	0	1,910
Gain on sale of premises and equipment	0	(1,111)
Net increase in bank owned life insurance	(4,603)	(5,063)
Net decrease (increase) in accrued interest receivable and other assets	4,736	(26,208)
Net increase (decrease) in accrued expenses and other liabilities	1,160	(10,691)

Net cash provided by operating activities	157,717	107,754

Cash flows from investing activities
Purchase of bank owned life insurance	0	(50,000)
Proceeds from sales of investment securities available for sale	573,321	444,721
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	1,185,004	755,417
Purchases of investment securities available for sale	(1,307,696)	(1,155,017)
Purchases of investment securities held to maturity	(712,541)	(38,093)
Proceeds from sales of investment securities held to maturity	1,630	0
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	51,206	24,633
Net increase in federal funds sold and other short-term investments	0	(155,000)
Net increase in loans made to customers	(437,978)	(301,854)
Purchases of premises and equipment	(18,165)	(20,175)

Net cash used in investing activities	(665,219)	(495,368)

Cash flows from financing activities
Net increase in deposits	486,184	311,759
Net decrease in short-term borrowings	(62,798)	(94,643)
Advances of long-term debt	325,706	311,000
Repayment of long-term debt	(146,056)	(67,064)
Dividends paid to common shareholders	(61,822)	(62,093)
Purchase of common shares to treasury	(35,362)	(109,174)
Common stock issued, net of cancellations	2,459	4,607

Net cash provided by financing activities	508,311	294,392

Net increase (decrease) in cash and cash equivalents	809	(93,222)
Cash and cash equivalents at January 1	243,923	311,850

Cash and cash equivalents at September 30	$244,732	$218,628

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$102,169	$123,755
Cash paid during the period for federal and state income taxes	63,105	56,658

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and 2002 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2002 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2003 financial presentations.

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

3. Earnings Per Share (EPS) 1

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (in thousands)	$39,336	$38,956	$115,046	$117,452

Basic weighted-average number of shares outstanding	93,714,747	97,341,393	94,053,900	98,546,572
Plus: common stock equivalents	585,499	583,911	484,998	598,003

Diluted weighted-average number of shares outstanding	94,300,246	97,925,304	94,538,898	99,144,575

Earnings per share:
Basic	$0.42	$0.40	$1.22	$1.19
Diluted	0.42	0.40	1.22	1.18

Common stock equivalents for the nine months ended September 30, 2003 exclude approximately 30 thousand common stock options because the exercise prices exceeded the average market value. No shares exceeded the average market value for three months ended September 30, 2003. For the three and nine months ended September 30, 2002, approximately 4 thousand and 2 thousand shares were excluded from common stock equivalents. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

4. Stock –Based Compensation

Valley adopted the fair value provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for options granted after January 1, 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return, expected term and turnover rate.

1 Share data reflects the 5 percent stock dividend issued on May 16, 2003.

For the three and nine months ended September 30, 2003, Valley recorded stock-based employee compensation expense of $68 thousand and $213 thousand, respectively, net of tax and will continue to amortize approximately $857 thousand, net of tax, of the remaining cost of these grants over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted from the date of adoption to September 30, 2003: dividend yield of 3.19 percent, risk-free interest rate of 3.08 percent, expected volatility of 23.78 percent, expected term of 5.29 years and turnover rate of 7.27 percent.

Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except for share data)
Net income:
As reported	$39,336	$38,956	$115,046	$117,452
Stock-based compensation cost, net of tax	(206)	(280)	(619)	(840)

Pro forma net income	$39,130	$38,676	$114,427	$116,612

Earnings per share:
As reported
Basic	$0.42	$0.40	$1.22	$1.19
Diluted	0.42	0.40	1.22	1.18
Pro forma
Basic	$0.42	$0.40	$1.22	$1.18
Diluted	0.41	0.39	1.21	1.18

5. Recent Accounting Pronouncements

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the issuer’s statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. On November 7, 2003, the FASB issued FASB Staff Position 150-3, indefinitely deferring the effective date for applying the provisions of SFAS No. 150, as they apply to Valley.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Valley’s consolidated financial statements.

Consolidation of Variable Interest Entities

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 changes the method of determining whether certain entities should be included in the consolidated financial statements. A variable interest entity (“VIE”) is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A company that consolidates a VIE is called the “primary beneficiary” of that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.

The provisions of FIN 46 are effective for Valley on December 31, 2003. In its current form, FIN 46 may require Valley to de-consolidate its investment in Valley Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Valley Capital Trust I, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2003, assuming Valley was not allowed to include the $200 million in trust preferred securities issued by Valley Capital Trust I in Tier 1 capital, Valley would remain “well capitalized”.

6. Recent Developments

On May 14, 2003, Valley announced that its Board of Directors authorized Valley to repurchase up to 2.5 million shares of its outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market rates. Valley presently has an existing stock repurchase program in place authorized by its Board of Directors in August 2001 to repurchase 10.5 million shares of which 10.2 million shares have been purchased as of September 30, 2003. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective.

7. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale and until May 2002, foreign currency translation adjustments (on May 1, 2002, Valley sold its subsidiary VNB Financial Services, Inc., a Canadian finance company). The following table shows each component of comprehensive income for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
	2003		2002
	(in thousands)
Net income		$39,336		$38,956
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized gains arising during the period	$(7,560)		$4,510
Reclassification adjustment for gains realized in net income	(3,977)		(1,384)

Net change in unrealized gains		(11,537)		3,126

Other comprehensive income		(11,537)		3,126

Comprehensive income		$27,799		$42,082

	Nine Months Ended September 30,
	2003		2002
	(in thousands)
Net income		$115,046		$117,452
Other comprehensive income, net of tax:
Foreign currency:
Translation adjustment	$0		$118
Reclassification adjustment for loss realized on sale of Canadian subsidiary	0		995

Net foreign currency		0		1,113
Unrealized gains on securities:
Change in unrealized gains arising during the period	(8,960)		22,507
Reclassification adjustment for gains realized in net income	(7,773)		(1,926)

Net change in unrealized gains		(16,733)		20,581

Other comprehensive income		(16,733)		21,694

Comprehensive income		$98,313		$139,146

8. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

9. Guarantees

In 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The disclosure requirements of FIN 45 were effective for the year ended December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.

Significant guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $167 million as of September 30, 2003. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. In accordance with FIN 45, Valley recognized a liability of approximately $359 thousand, equal to the fair value of these standbys which will be recognized into income over the initial term of the guarantee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology and market conditions. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan prepayment assumptions, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a further decline in the economy in New Jersey and New York, a decline in loan origination volume, as well as a change in legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time.

Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies followed by Valley conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and income and expense as of the date of the consolidated statements of condition and consolidated statements of income for the periods indicated. Examples include the allowance for loan losses and the potential outcome of future tax consequences of events that have been recognized in Valley’s financial statements. Actual results and outcomes may differ from management’s estimates and assumptions. Additional information on the allowance for loan losses and income taxes can be found in Valley’s 2002 Annual Report on Form 10-K.

Earnings Summary2

For the three months ended September 30, 2003, net income was $0.42 per diluted share or $39.3 million compared with $0.40 per diluted share or $39.0 million for the same period in 2002. Net income for the nine months ended September 30, 2003 was $1.22 per diluted share or $115.0 million compared

[2]	Share data reflects the 5 percent stock dividend issued on May 16, 2003.

with $1.18 per diluted share or $117.5 million for the nine months ended September 30, 2002. The effective tax rate for the third quarter and nine months of 2003 was 34.2 percent and 34.1 percent, respectively, compared to 30.1 percent and 29.2 percent for the same periods in 2002, when Valley recorded a $1.75 million and $7.0 million tax benefit associated with the restructuring of a subsidiary into a Real Estate Investment Trust (“REIT”).

In addition, under Valley’s share repurchase program approved by the Board of Directors in August 2001, a total of 10.2 million of the 10.5 million common shares authorized for repurchase had been acquired through the close of the 2003 third quarter at a total cost of $250 million, funds that would otherwise have been invested and would have contributed to a higher net interest income, net interest margin and net income. During the first nine months of 2003, Valley repurchased 1.4 million common shares at a total cost of $35.4 million.

The annualized return on average shareholders’ equity increased to 24.71 percent for the three months ended September 30, 2003 compared with 23.59 percent for the same period in 2002 while the annualized return on average assets decreased to 1.66 percent for the three months ended September 30, 2003 compared with 1.79 percent recorded in the third quarter of 2002.

Net income increased during the third quarter, but declined for the first nine months of 2003, compared with the same periods in 2002, due to several factors including higher income tax expense, lower interest rates on loans and investments compared to deposit and borrowing rates, the cost from prepaying higher rate Federal Home Loan Bank borrowings, a lower provision for loan losses, higher security and loan sale gains, insurance revenues, and higher service charges, offset by higher expenses mainly due to new and increased operations.

Net Interest Income

Net interest income continues to be the largest component of Valley’s operating income, a long-standing traditional source of income. For the three month period ended September 30, 2003, net interest income on a tax equivalent basis decreased to $87.2 million compared with $92.5 million for the quarter ended September 30, 2002 and $94.3 million for the second quarter of 2003. The net interest margin also declined to 3.94 percent from 4.34 percent at June 30, 2003. The decrease in net interest income and net interest margin were attributed to three factors. First, Valley prepaid approximately $76 million of higher cost Federal Home Loan Bank borrowings resulting in a $3.6 million prepayment penalty which decreased net interest income and the net interest margin. (See Management’s Discussion on Interest Rate Sensitivity – Page 25). Second, net interest income and net interest margin were negatively impacted as Valley’s interest earning assets re-priced faster than interest bearing liabilities as well as increased levels of prepayments of assets reinvested at lower interest rates. Lastly, Valley did not receive its quarterly anticipated dividend from the Federal Home Loan Bank of New York of $492 thousand.

In November 2002 and June 2003, the Federal Reserve lowered short-term interest rates in an effort to stimulate the economy. These reductions had a negative impact on Valley’s net interest margin, however, continued efforts by management to lower interest rates and increased loan volume mitigated this negative impact.

For the nine months ended September 30, 2003, net interest income on a tax equivalent basis was $276.1 million compared with $274.6 million for the nine months ended September 30, 2002. Excluding the $3.6 million prepayment penalty noted above, net interest income would have increased $5.1 million. This increase was mainly due to increased loan volume and decreased deposit rates. Average loans increased $598.7 million or 11.0 percent as the consumer and commercial lending business segments reflected strong growth during the period. Interest on investments declined by $15.5 million mainly due to higher prepayments of mortgage-backed securities which were reinvested at lower interest rates.

Savings deposits continue to provide a low cost source of funding and increased on average $426.7 million or 16.0 percent for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was attributed to the addition of new branches, increased customer activity and relatively new savings products, including Valley’s Kids First Savings Clubsm program. Average non-interest bearing demand deposits also increased $128.2 million or 9.0 percent for the same period mainly due to increased customer activity. Average time deposits decreased $190.4 million or 7.9 percent for the nine month period ended September 30, 2003 compared with the same period in 2002 due to changes in customers’ needs for these types of accounts during low interest rate periods. The decline in interest rates on deposits caused a net decrease in interest expense on deposits by $25.4 million.

Average long and short-term debt, consisting primarily of Federal Home Loan Bank (“FHLB”) advances increased $402.6 million or 35.2 percent for the nine months ended September 30, 2003 compared with the first nine months of 2002, as Valley took advantage of lower rate short-term and intermediate-term financing in 2003. Interest expense increased $6.7 million for the nine months ended September 30, 2003 compared with the same period in 2002. During the third quarter of 2003, Valley repositioned some of its borrowings to take advantage of low long-term interest rates. Valley secured, on average, five year funding and also converted approximately $224 million of short-term borrowings to longer-term borrowings all at an average rate of 2.82 percent. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise.* Valley anticipates that if interest rates move higher, the net interest margin will increase in future years as a result of this repositioning.*

The following table reflects the components of net interest income for each of the three months ended September 30, 2003 and 2002.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,150,373	$90,574	5.89	$5,551,898	$93,477	6.73
Taxable Investments	2,372,410	27,343	4.61	2,314,344	35,007	6.05
Tax-exempt investments (1)	254,212	4,232	6.66	228,597	3,894	6.81
Federal funds sold and other short-term investments	81,006	219	1.08	70,825	308	1.74

Total interest earning assets	8,858,001	122,368	5.53	8,165,664	132,686	6.50
Allowance for loan losses	(69,047)			(65,748)
Cash and due from banks	207,041			180,849
Other assets	456,038			363,663
Unrealized gain on securities available for sale	48,115			62,763

Total assets	$9,500,148			$8,707,191

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,184,336	$4,903	0.62	$2,762,605	$8,929	1.29
Time deposits	2,276,867	11,954	2.10	2,386,056	17,375	2.91

Total interest bearing deposits	5,461,203	16,857	1.23	5,148,661	26,304	2.04
Short-term borrowings	250,305	544	0.87	201,195	702	1.40
Long-term debt	1,267,251	17,808	5.62	978,916	13,212	5.40

Total interest bearing liabilities	6,978,759	35,209	2.02	6,328,772	40,218	2.54
Demand deposits	1,605,072			1,443,294
Other liabilities	79,651			74,664
Capital securities	200,000			200,000
Shareholders’ equity	636,666			660,461

Total liabilities and shareholders’ equity	$9,500,148			$8,707,191

Net interest income (tax equivalent basis)		87,159			92,468
Tax equivalent adjustment		(1,528)			(1,433)

Net interest income		$85,631			$91,035

Net interest rate differential			3.51			3.96

Net interest margin (3)			3.94			4.53

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2003 and 2002.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,020,380	$274,742	6.08	$5,421,635	$276,410	6.80
Taxable Investments	2,371,040	90,139	5.07	2,307,194	105,686	6.11
Tax-exempt investments (1)	248,252	12,619	6.78	227,158	11,714	6.88
Federal funds sold and other short-term investments	39,784	392	1.31	97,829	1,272	1.73

Total interest earning assets	8,679,456	377,892	5.81	8,053,816	395,082	6.54
Allowance for loan losses	(67,594)			(65,815)
Cash and due from banks	198,725			181,481
Other assets	432,008			337,541
Unrealized gain on securities available for sale	55,036			46,508

Total assets	$9,297,631			$8,553,531

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,088,587	$18,040	0.78	$2,661,930	$25,649	1.28
Time deposits	2,210,586	36,125	2.18	2,400,972	53,960	3.00

Total interest bearing deposits	5,299,173	54,165	1.36	5,062,902	79,609	2.10
Short-term borrowings	399,574	3,332	1.11	190,270	2,147	1.50
Long-term debt	1,146,539	44,272	5.15	953,195	38,750	5.42

Total interest bearing liabilities	6,845,286	101,769	1.98	6,206,367	120,506	2.59
Demand deposits	1,557,087			1,428,850
Other liabilities	65,231			56,024
Capital securities	200,000			200,000
Shareholders’ equity	630,027			662,290

Total liabilities and shareholders’ equity	$9,297,631			$8,553,531

Net interest income
(tax equivalent basis)		276,123			274,576
Tax equivalent adjustment		(4,580)			(4,315)

Net interest income		$271,543			$270,261

Net interest rate differential			3.83			3.95

Net interest margin (3)			4.24			4.55

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended September 30, 2003 Compared with 2002			Nine Months Ended September 30, 2003 Compared with 2002
	Increase (Decrease) (1)			Increase (Decrease) (1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$(2,903)	$9,493	$(12,396)	$(1,668)	$28,884	$(30,552)
Taxable investments	(7,664)	858	(8,522)	(15,547)	2,855	(18,402)
Tax-exempt investments (2)	338	428	(90)	905	1,074	(169)
Federal funds sold and other short- term investments	(89)	40	(129)	(880)	(625)	(255)

	(10,318)	10,819	(21,137)	(17,190)	32,188	(49,378)
Interest expense:
Savings deposits	(4,026)	1,202	(5,228)	(7,609)	3,643	(11,252)
Time deposits	(5,421)	(764)	(4,657)	(17,835)	(4,016)	(13,819)
Short-term borrowings	(158)	146	(304)	1,185	1,864	(679)
Long-term debt	4,596	4,032	564	5,522	7,544	(2,022)

	(5,009)	4,616	(9,625)	(18,737)	9,035	(27,772)

Net interest income (tax equivalent basis)	$(5,309)	$6,203	$(11,512)	$1,547	$23,153	$(21,606)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Valley, representing 21.6 percent and 18.6 percent of total income for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2003 non-interest income increased 60.6 percent and 43.8 percent compared with the same periods in 2002.

The following table presents the components of non-interest income for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,
	2003	2002	2003	2002
	(in thousands)
Trust and investment services	$2,052	$1,069	$6,282	$3,439
Insurance fees, commissions and premiums	4,857	1,775	13,861	3,296
Service charges on deposit accounts	5,485	4,851	16,444	14,563
Gains on securities transactions, net	6,174	2,139	12,353	5,103
Fees from loan servicing	2,582	2,268	7,033	7,182
Gains on sales of loans, net	6,747	1,562	12,062	4,904
Bank owned life insurance (“BOLI”)	1,525	1,842	4,603	5,063
Other	3,903	5,249	12,549	15,671

Total non-interest income	$33,325	$20,755	$85,187	$59,221

For the three and nine months ended September 30, 2003, trust and investment services income increased $983 thousand or 92.0 percent and $2.8 million or 82.7 percent, respectively, as compared with the same periods in 2002, primarily due to additional revenues from the recent acquisition of Glen Rauch.

Insurance fees, commissions and premiums increased $3.1 million or 173.6 percent and $10.6 million or 320.5 percent for the three and nine months ended September 30, 2003, compared with the same periods in 2002, due to Valley’s recent acquisitions of NIA/Lawyers (a title insurance agency) and Masters (an all-line insurance agency).

For the three and nine month periods ended September 30, 2003, service charges on deposit accounts increased $634 thousand or 13.1 percent and $1.9 million or 12.9 percent, respectively, compared with the same periods in 2002, mainly due to increases in account maintenance fees attributed to higher volume.

Gains on securities transactions, net, increased $4.0 million or 188.6 percent and $7.3 million or 142.1 percent for the three and nine months ended September 30, 2003, compared with the same periods in 2002. The majority of security gains during the third quarter were generated from appreciated equity securities while a greater proportion of the gains for the first nine months of 2003 were due to Valley’s selective selling of mortgage-backed bonds. Valley took advantage of the bond market’s strength earlier this year providing gains on mortgage-backed securities which were paying down rapidly. Many of these mortgage-backed securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. Management made the decision to sell selected positions to realize these gains and will continue to monitor its inventory for more opportunities as part of its program of active portfolio management.

Fees from loan servicing increased by $314 thousand or 13.8 percent and decreased by $149 thousand or 2.1 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. The increase in the current quarter is mainly due to a recent acquisition of mortgage servicing rights. On May 1, 2003, Valley purchased approximately $15 million of loan servicing rights on a $1 billion newly originated low coupon mortgage portfolio. This purchase included a 90 day window that reimbursed Valley for payoffs that occurred through August 1, 2003. The decrease for the nine months was mainly attributed to a reduction in fee income on a lower volume of serviced mortgages, due to heavy refinancing and payoff activity, as borrowers took advantage of lower interest rates.

Gains on sales of loans, net, for the three and nine months ended September 30, 2003 increased $5.2 million or 332.0 percent and $7.2 million or 146.0 percent, respectively, compared with the same periods in 2002. These increases were primarily attributed to the sale of $256.2 million and $402.5 million in residential mortgage loans for the three and nine months ended September 30, 2003 compared with $37.9 million and $146.1 million sold for the same periods in 2002. It is expected, based on the recent increase in interest rates, that the level of residential loan activity and loan sale gains will be greatly reduced during the fourth quarter of 2003 as compared to the third quarter of 2003.* Valley may continue to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.

Other non-interest income decreased $1.3 million or 25.7 percent and $3.1 million or 19.9 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. These decreases were mainly due to a $1.1 million gain on sale of an office building during the third quarter of 2002, a $1.6 million gain recorded from the sale of a Canadian subsidiary during the second quarter of 2002 and a settlement of a lawsuit which resulted in a gain of approximately $800 thousand recorded during the first quarter of 2002. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards and safe deposit box rentals totaling approximately $2.2 million and $6.6 million for the three and nine months ended September 30, 2003 compared with $2.3 million and $6.5 million for the three and nine months ended September 30, 2002.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,
	2003	2002	2003	2002
	(in thousands)
Salary expense	$24,496	$22,311	$73,563	$64,275
Employee benefit expense	5,298	4,675	17,496	14,221
Net occupancy expense	8,419	7,603	25,601	21,598
Amortization of intangible assets	3,055	3,688	9,430	8,591
Advertising	1,698	1,555	5,570	5,326
Distributions on capital securities	3,932	3,932	11,796	11,796
Other	11,162	8,972	32,551	26,796

Total non-interest expense	$58,060	$52,736	$176,007	$152,603

Non-interest expense increased by $5.3 million or 10.1 percent and $23.4 million or 15.3 percent for the three and nine months ended September 30, 2003, compared with 2002 levels. These increases were due largely to increased salary expense for the recently acquired subsidiaries, business expansion including new and refurbished branches and higher expenses and depreciation charges in connection with recent investments in technology systems. The largest components of non-interest expense were salaries and employee benefit expense representing 51.3 percent and 51.7 percent of total non-interest expense for the three and nine months ended September 30, 2003.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio increased to 48.8 percent for the three month period ended September 30, 2003 and increased to 49.3 percent for the nine months ended September 30, 2003. The additional expenses incurred as mentioned in the above paragraph, resulted in the increase in the efficiency ratio. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

Salary expense increased $2.2 million or 9.8 percent and $9.3 million or 14.5 percent for the three and nine months ended September 30, 2003, compared with the same periods in the prior year. These increases were primarily due to the acquisition of Masters, NIA/Lawyers and Glen Rauch, as well as increased branch and lending staff. At September 30, 2003, Valley’s full-time equivalent staff was 2,214 compared with 2,189 at September 30, 2002.

Employee benefit expense increased by $623 thousand or 13.3 percent and $3.3 million or 23.0 percent for the three and nine month period ended September 30, 2003, compared with the same periods last year. These increases were primarily due to increased benefit costs as well as recent acquisitions and business expansion discussed above, which contributed to increased insurance and retirement benefit costs. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” an expense of $68 thousand and $213 thousand, net of tax was recorded on the fair value of stock options granted for the three and nine month periods ended September 30, 2003, while $26 thousand was recorded for the same periods of 2002.

Net occupancy expense for the three and nine months ended September 30, 2003 increased by $816 thousand or 10.7 percent and $4.0 million or 18.5 percent, compared with the same periods in 2002. These increases were largely due to business expansion including new branches and the recent acquisitions of Masters, NIA/Lawyers and Glen Rauch; larger snow-related cleanup costs; higher rental and repair costs; and increased depreciation charges in connection with recent investments in technology systems.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $633 thousand or 17.2 percent and increased $839 thousand or 9.8 percent for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Amortization of loan servicing rights for residential mortgages totaled $2.6 million and $8.0 million for the three and nine months ended September 30, 2003, compared with $3.3 million and $7.6 million recorded in the same periods in 2002. Based on recent increases in interest rates, Valley anticipates that the prepayment slowdown that began during the latter part of the third quarter of 2003 may continue for the remainder of the year and correspondingly, amortized costs for loan servicing rights may be lower in future periods.* In connection with Valley’s recent acquisitions, additional amortization of $186 thousand and $526 thousand for the three and nine months ended September 30, 2003 on identified intangibles were recorded.

Distributions on capital securities consist of amounts paid or accrued on the $200 million of 7.75 percent trust preferred securities issued in November of 2001. The cost for the three and nine months ended September 30, 2003 and 2002 was $3.9 million and $11.8 million, respectively.

Other non-interest expense increased $2.2 million or 24.4 percent and $5.8 million or 21.5 percent for the three and nine month periods ended September 30, 2003 compared with the same periods last year primarily due to increased business and recent acquisitions. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance, title search fees and service fees totaling approximately $8.3 million and $25.6 million for the three and nine months ended September 30, 2003.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.2 percent and 34.1 percent for the three and nine months ended September 30, 2003, compared with 30.1 percent and 29.2 percent for the same periods in 2002. The effective tax rate for 2002 reflected a tax benefit of $1.75 million and $7.0 million recorded for the three and nine months ended September 30, 2002, as a result of the restructuring of an existing subsidiary into a REIT.

Business Segments

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Financial Services Division, comprised of trust, investment and insurance services, are included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared with any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table presents the financial data for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003
	(in thousands)
	Consumer Lending	Commercial Lending	Investment Management	Corporate and other adjustments	Total
Average interest earning assets	$3,154,631	$3,039,113	$2,664,257	$0	$8,858,001
Income (loss) before income taxes	$30,141	$21,013	$16,929	$(8,272)	$59,811
Return on average interest-earning assets (pre-tax)	3.82%	2.77%	2.54%	0%	2.70%

	Three Months Ended September 30, 2002
	(in thousands)
	Consumer Lending	Commercial Lending	Investment Management	Corporate and other adjustments	Total
Average interest earning assets	$2,795,326	$2,788,367	$2,581,971	$0	$8,165,664
Income (loss) before income taxes	$19,897	$18,808	$19,672	$(2,622)	$55,755
Return on average interest earning assets (pre-tax)	2.85%	2.70%	3.05%	0%	2.73%

Consumer Lending

For the three months ended September 30, 2003, income before income taxes increased $10.2 million to $30.1 million, compared to the three month period ended September 30, 2002. The total return on average interest earning assets before taxes increased to 3.82 percent compared with 2.85 percent for the prior year period. These increases were primarily due to additional fee income from Masters, NIA/Lawyers and Glen Rauch as well as increases in gains on the sale of residential mortgages offset by a decline in interest rates. Average interest earning assets increased $359 million or 12.9 percent, attributed to volume gains in residential mortgages and automobile loans. The increase in residential mortgage loans was driven by favorable interest rates and ongoing marketing efforts. Based on the recent increase in interest rates, it is expected that the level of residential loan activity will be greatly reduced during the fourth quarter of 2003 compared to the third quarter of 2003.* The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 99 basis points, while the interest expenses associated with funding sources decreased 38 basis points to 1.59 percent.

Commercial Lending

For the three months ended September 30, 2003, income before income taxes increased $2.2 million to $21.0 million compared with the three month period ended September 30, 2002. The total return on average interest earning assets before taxes increased to 2.77 percent compared with 2.70 percent for the prior year period. These increases were due to higher loan volume and a lower provision for loan losses offset by a decline in interest margin. Average interest earning assets increased $251 million or 9.0 percent, attributed to volume gains in commercial loans. Average interest rates on loans decreased 76 basis points, while the interest expenses associated with funding sources decreased 38 basis points to 1.59 percent.

Investment Management

For the three months ended September 30, 2003, income before income taxes decreased $2.7 million to $16.9 million compared with the three month period ended September 30, 2002. The total return on average interest earning assets before taxes decreased to 2.54 percent compared with 3.05 percent for the prior year period. These decreases were primarily due to the historically low interest rate environment, offset by an increase in securities gains and investment volume. The yield on interest earning assets, which includes federal funds sold decreased 124 basis points to 4.87 percent and the interest expenses associated with funding sources decreased 38 basis points to 1.59 percent. Average interest earning assets increased $82.3 million. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the three months ended September 30, 2003, as continued low mortgage rates have triggered record refinancing activity. During the third quarter of 2003, Valley continued to add high quality mortgage-backed paper that provides a liquid, short duration based on current interest rates.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment such as the expenses associated with trust preferred capital securities and service charges on deposit accounts. The loss before taxes for the corporate segment was $8.3 million for the three months ended September 30, 2003, compared with a loss of $2.6 million for the three months ended September 30, 2002. This increase was primarily the result of higher back-office operating expenses.

The following table presents the financial data for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30, 2003
	(in thousands)
	Consumer Lending	Commercial Lending	Investment Management	Corporate and other adjustments	Total
Average interest earning assets	$3,076,291	$2,971,115	$2,632,050	$0	$8,679,456
Income (loss) before income taxes	$74,473	$60,894	$62,586	$(23,325)	$174,628
Return on average interest-earning assets (pre-tax)	3.23%	2.73%	3.17%	0%	2.68%

	Nine Months Ended September 30, 2002
	(in thousands)
	Consumer Lending	Commercial Lending	Investment Management	Corporate and other adjustments	Total
Average interest earning assets	$2,718,476	$2,738,404	$2,596,936	$0	$8,053,816
Income (loss) before income taxes	$60,499	$55,368	$56,569	$(6,535)	$165,901
Return on average interest earning assets (pre-tax)	2.97%	2.70%	2.90%	0%	2.75%

Consumer Lending

For the nine months ended September 30, 2003, income before income taxes increased $14.0 million to $74.5 million compared with the nine month period ended September 30, 2002. The total return on average interest earning assets before taxes increased to 3.23 percent compared with 2.97 percent for the prior year period. These increases were primarily due to additional fee income from Masters, NIA/Lawyers and Glen Rauch as well as increases in gains on the sale of residential mortgages and a lower provision for loan losses offset by a decline in interest rates. Average interest earning assets increased $358 million or 13.2 percent, attributed to volume gains in residential mortgages, home equity and automobile loans. The increases in residential mortgage loans and home equity loans were driven by favorable interest rates and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 95 basis points, while the interest expenses associated with funding sources decreased 44 basis points to 1.56 percent.

Commercial Lending

For the nine months ended September 30, 2003, income before income taxes increased $5.5 million to $60.9 million compared with the nine month period ended September 30, 2002. The total return on average interest earning assets before taxes increased to 2.73 percent compared with 2.70 percent for the prior year period. These increases were due to higher loan volume and a lower provision for loan losses offset by a decline in interest margin. Average interest earning assets increased $233 million or 8.5 percent, attributed to volume gains in commercial loans and commercial mortgages. Average interest rates on loans decreased 63 basis points, while the interest expenses associated with funding sources decreased 44 basis points to 1.56 percent.

Investment Management

For the nine months ended September 30, 2003, income before income taxes increased $6.0 million to $62.6 million compared with the nine month period ended September 30, 2002. The total return on average interest earning assets before taxes increased to 3.17 percent compared with 2.90 percent for the prior year period. These increases were primarily due to increases in securities gains and investment volume partly offset by lower interest rates. The yield on interest earning assets, which includes federal funds sold decreased 66 basis points to 5.38 percent and the interest expenses associated with funding sources decreased 44 basis points to 1.56 percent. Average interest earning assets increased $35.1 million. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the first nine months of 2003, as continued low mortgage rates have triggered record refinancing activity. During the first nine months of 2003, Valley continued to add high quality mortgage-backed paper that provides a liquid, short duration based on current interest rates.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment such as the expenses associated with trust preferred capital securities and service charges on deposit accounts. The loss before taxes for the corporate segment was $23.3 million for the nine months ended September 30, 2003, compared with a loss of $6.5 million for the nine months ended September 30, 2002. This increase was primarily the result of higher back-office operating expenses.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of September 30, 2003. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended September 30, 2003, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 1.98 percent or $7.3 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of .28 percent or $1.0 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.*

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize net interest margin, while prudently structuring the balance sheet to manage a potential increase in rates. Valley took advantage of lower rate short-term and intermediate-term financing in 2003. At the start of the third quarter of 2003, Valley repositioned some of its borrowings to take advantage of low long-term interest rates. During the third quarter, Valley prepaid approximately $76 million of higher cost Federal Home Loan Bank borrowings resulting in a $3.6 million prepayment penalty which decreased net interest income and the net interest margin. Valley took advantage of the low interest rates available for borrowing and secured, on average, five year funding and also converted approximately $224 million of short-term borrowings to longer-term borrowings, all at an average rate of 2.82 percent. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise.* Valley anticipates that if interest rates move higher, the net interest margin will increase in future years as a result of this repositioning.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets decreased to $2.0 billion at September 30, 2003 from $2.5 billion at December 31, 2002. This represents 21.5 percent and 29.1 percent of earning assets at September 30, 2003 and December 31, 2002 and 20.1 percent and 27.2 percent of total assets at September 30, 2003 and December 31, 2002. The decrease in total liquid assets was due to Valley’s decision to classify approximately $555 million of securities which were purchased during the third quarter of 2003 as held to maturity in an effort to prepare for any adverse movement in prices should interest rates rise.* Management believes there is adequate cash flow in the remaining available for sale portfolio to meet its liquidity needs.*

On the liability side, the primary source of funds available to meet liquidity needs is VNB’s core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $5.9 billion for the nine months ended September 30, 2003 and $5.5 billion for the year ended December 31, 2002, representing 67.7 percent and 67.2 percent, respectively, of average earning assets. Demand and savings deposits have continued to increase as an alternative to low interest rates on certificates of deposits and the effects from the equity market. Valley raised over $100 million of five year certificates of deposit through its branch network as a special rate offering during the third quarter of 2003. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. During the first three quarters of 2003, average short-term FHLB advances increased by $54 million.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2003, proceeds from the sales of investment securities available for sale amounted to $573.3 million compared with $444.7 million for the same period in 2002. For the nine months ended September 30, 2003, proceeds from maturities, redemptions and prepayments of investment securities available for sale totaled $1.2 billion compared with $755.4 million for the same period in 2002. This increase was mainly due to heavy prepayment activity on mortgage loans and mortgage-backed securities. Purchases of investment securities for the nine months ended September 30, 2003 were $2.0 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion, on average, for the nine months ended September 30, 2003 and $1.3 billion for the year ended December 31, 2002.

As of September 30, 2003 and December 31, 2002, Valley had a total of $1.7 billion and $2.1 billion, respectively, of securities available for sale recorded at their fair value. As of September 30, 2003, the investment securities available for sale had an unrealized gain of $24.6 million, net of deferred taxes, compared with $41.3 million, net of deferred taxes, at December 31, 2002. This change was primarily due to a decrease in prices. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of September 30, 2003, Valley had a total of $3.0 million in trading account securities.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio for the periods presented.

	September 30, 2003	June 30, 2003	December 31, 2002	September 30, 2002
	(in thousands)
Commercial	$1,185,854	$1,163,176	$1,115,784	$1,090,045

Total commercial loans	1,185,854	1,163,176	1,115,784	1,090,045
Construction	206,642	203,391	200,896	201,341
Residential mortgage	1,584,076	1,648,293	1,427,715	1,310,485
Commercial mortgage	1,566,939	1,564,096	1,515,095	1,441,810

Total mortgage loans	3,357,657	3,415,780	3,143,706	2,953,636
Home equity	474,033	467,322	451,543	428,805
Credit card	10,337	10,727	11,544	11,220
Automobile	1,006,744	958,900	932,672	921,304
Other consumer	120,598	117,483	107,239	84,853

Total consumer loans	1,611,712	1,554,432	1,502,998	1,446,182

Total loans	$6,155,223	$6,133,388	$5,762,488	$5,489,863

As a percent of total loans:
Commercial loans	19.3%	19.0%	19.4%	19.9%
Mortgage loans	54.5	55.7	54.5	53.8
Consumer loans	26.2	25.3	26.1	26.3

Total	100.0%	100.0%	100.0%	100.0%

During the third quarter of 2003, Valley’s total loan portfolio continued to grow at a steady upward trend, while maintaining emphasis on credit quality. For the three months ended September 30, 2003, total loans increased $21.8 million, while it increased $392.7 million for the first nine months of 2003 as Valley achieved strong increases in residential, commercial and auto loans. Valley cannot guarantee that the current level of loan growth will continue throughout the remainder of the year.*

For the three months ended September 30, 2003, commercial loans increased 2.0 percent or 7.8 percent annualized, partly due to increased commercial line draw downs and new commercial loans.

For the three months ended September 30, 2003, total mortgage loans decreased $58.1 million, or 1.7 percent primarily in residential mortgage loans. This was a direct result of selling $253 million of 30 year fixed rate loans to remove interest rate risk as long term interest rates increased during the quarter. The volume of new residential mortgage applications started to decline compared with the higher volumes of refinancing activity during the first half of 2003 as interest rates escalated during the quarter. For the first nine months of 2003, Valley elected to sell approximately $397 million of the $1.2 billion in originated residential mortgage loans. Commercial mortgage and construction loans remained approximately the same for the three months ended September 30, 2003. New commercial mortgage loan volume remained high and active during the quarter, but was offset by payoffs of existing loans due mainly to sales of properties.

Consumer loans, for the three months ended September 30, 2003, posted an increase of 3.7 percent or 14.7 percent annualized, primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Automobile loan growth was constrained during the first quarter, but increased in the second and third quarters of 2003 despite manufacturers’ based incentives, such as zero percent financing and aggressive competition from other lending institutions in our marketplace. Valley continued to expand its dealer network in additional markets within New Jersey, New York and Pennsylvania.

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

Loans 90 days or more past due and still accruing, which were not included in the non-performing category are presented in the table below. These have remained in a range of $3 to $5.1 million for the last five quarters. Valley cannot predict if this trend will continue at this level.* These loans are primarily commercial mortgage loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.0 million at September 30, 2003, $1.0 million at June 30, 2003, $961 thousand at March 31, 2003, $1.7 million at December 31, 2002, and $3.7 million at September 30, 2002.

Non-accrual loans have been in a range between $19.6 million and $26.8 million for the last five quarters. The total level has recently declined, but Valley’s experience indicates that the amount of non-accrual loans is historically low and there is no guarantee that this level will continue.* During the quarter, a large non-accrual loan was paid in full, while another large loan was classified as non-accrual. Subsequent to the end of the third quarter of 2003, the customer of Valley to whom this large non-accrual loan relates declared bankruptcy that could lead to additional non-accruals, provision for loan losses or charge-offs in subsequent quarters associated with this overall lending relationship. Valley is presently performing a valuation of the underlying collateral on these loans and management does not anticipate that the bankruptcy of this borrower will have a material effect on Valley’s financial condition.*

Total loans past due in excess of 30 days were 0.73 percent of all loans at September 30, 2003 compared with 0.75 at June 30, 2003, 0.87 percent at March 31, 2003, 1.20 percent at December 31, 2002 and 1.03 percent at September 30, 2002.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
	(in thousands)
Loans past due in excess of 90 days and still accruing	$5,026	$3,023	$4,698	$4,931	$5,146

Non-accrual loans	19,630	23,894	26,799	21,524	19,647
Other real estate owned (OREO)	211	172	448	43	0

Total non-performing assets	$19,841	$24,066	$27,247	$21,567	$19,647

Troubled debt restructured loans	0	0	0	0	0
Non-performing loans as a % of loans	0.32%	0.39%	0.46%	0.37%	0.35%
Non-performing assets as a % of loans plus OREO	0.32%	0.39%	0.46%	0.37%	0.35%
Allowance as a % of loans	1.06%	1.10%	1.12%	1.11%	1.18%

Allowance for Loan Losses

At September 30, 2003, the allowance for loan losses totaled $65.1 million compared with $64.1 million at December 31, 2002. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $3.4 million and $5.0 million for the three and nine months ended September 30, 2003 compared with $1.4 million and $8.6 million for three and nine months ended September 30, 2002. Valley cannot predict that the level of net charge-offs for the periods presented in the table below will continue in future periods.*

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses in the loan portfolio.* The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and an unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
	(in thousands)
Average loans outstanding	$6,150,373	$6,050,578	$5,856,965	$5,690,264	$5,551,898

Beginning balance:
Allowance for loan losses	$67,477	$66,791	$64,087	$66,189	$64,299
Loans charged-off	(4,611)	(2,143)	(2,167)	(5,552)	(2,982)
Recoveries	1,187	1,074	1,616	784	1,573

Net charge-offs	(3,424)	(1,069)	(551)	(4,768)	(1,409)
Provision charged to operations	1,085	1,755	3,255	2,666	3,299

Ending balance:
Allowance for loan losses	$65,138	$67,477	$66,791	$64,087	$66,189

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.07%	0.04%	0.34%	0.10%

Capital Adequacy3

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2003 and December 31, 2002 shareholders’ equity totaled $638.1 million and $631.7 million, respectively, or 6.55 percent and 6.92 percent of total assets. The increase was a result of net income of $115.0 million partly offset by dividends paid and a decrease in accumulated other comprehensive income.

On May 13, 2003, Valley’s Board of Directors authorized the repurchase of an additional 2.5 million shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 10.5 million shares of the Company’s outstanding common stock on August 21, 2001. As of September 30, 2003, Valley had repurchased approximately 10.2 million shares of its common stock at an average cost of $24.50 per share. During the first nine months of 2003, Valley repurchased 1.4 million shares at an average cost of $24.51 per share or an aggregate of $35.4 million. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective.

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

[3]	Share data reflects the 5% stock dividend issued on May 16, 2003.

Included in shareholders’ equity as a component of accumulated other comprehensive income at September 30, 2003 was a $24.6 million unrealized gain on investment securities available for sale, net of tax, compared with an unrealized gain of $41.3 million, net of tax at December 31, 2002. In an effort to minimize the impact on capital should interest rates rise, Valley classified approximately $555 million of securities purchased during the third quarter 2003 as held to maturity.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and trust preferred securities, less disallowed intangibles and is adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s capital position at September 30, 2003, under risk-based capital guidelines was $784.6 million or 11.05 percent of risk-weighted assets for Tier 1 capital and $852.8 million or 12.01 percent for Total risk-based capital. The comparable ratios at December 31, 2002 were 11.49 percent for Tier 1 capital and 12.55 percent for Total risk-based capital. At September 30, 2003 and December 31, 2002, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.28 percent and 8.68 percent, respectively. Valley’s ratios at September 30, 2003 were above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. In November 2001, Valley sold $200 million of trust preferred capital securities, a portion of which qualifies as Tier I capital, within regulatory limitations. The Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, however, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital (See Note 5). If Tier 2 capital treatment had been required at September 30, 2003, Valley would remain “well capitalized” under the Federal bank regulatory agencies definitions.

Book value per share amounted to $6.80 at September 30, 2003 and $6.65 at December 31, 2002.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 45.9 percent for the nine months ended September 30, 2003, compared with 47.1 percent for the nine months ended September 30, 2002. Cash dividends declared amounted to $0.66 per share, for the nine months ended September 30, 2003, equivalent to a dividend pay-out ratio per diluted share of 54.1 percent, compared with 52.9 percent for the same period in 2002. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Recent Accounting Pronouncements

See Note 5 for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See page 25 for a discussion of interest rate sensitivity.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3)(A)	Certificate of Incorporation incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2003.

(3)(B)	By-laws incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(b) Current Reports on Form 8-K

Filed July 17, 2003 to furnish under Item 12, Valley’s second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 12, 2003	/s/ GERALD H. LIPKIN
GERALD H. LIPKIN
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Date: November 12, 2003	/s/ ALAN D. ESKOW
ALAN D. ESKOW
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(3)(A)	Certificate of Incorporation incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2003.

(3)(B)	By-laws are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1998.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.