Form 10-K
period 2003-12-31
VALLEY NATIONAL BANCORP
filed 2004-03-04
CIK 714310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes  ☑            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registration is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☑            No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.2 billion on June 30, 2003.

There were 93,960,497 shares of Common Stock outstanding at February 13, 2004.

Documents incorporated by reference:

Certain portions of the Registrant’s Definitive Proxy Statement (the “2004 Proxy Statement”) for the 2004 Annual Meeting of Shareholders to be held April 7, 2004 will be incorporated by reference in Part III.

PART I

Item 1.    Business

Valley National Bancorp (“Valley”) is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At December 31, 2003, Valley had consolidated total assets of $9.9 billion, total deposits of $7.2 billion and total shareholders’ equity of $652.8 million. In addition to its principal subsidiary, Valley National Bank (“VNB”), Valley owns 100 percent of the voting shares of VNB Capital Trust I, through which it issued preferred securities. VNB Capital Trust I is not a consolidated subsidiary. See Note 12 of the Notes to Consolidated Financial Statements.

VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services. At December 31, 2003, VNB maintained 129 branch offices located in northern New Jersey and Manhattan. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services. VNB also provides through wholly-owned subsidiaries the services of an all-line insurance agency, a title insurance agency, Securities and Exchange Commission (“SEC”) registered investment advisors and a registered securities broker dealer.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to outside shareholders, most of whom are non-senior management VNB employees.

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data—Note 20 of the Notes to Consolidated Financial Statements.”

Valley makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Corporate Code of Ethics that applies to all of Valley’s employees including principal officers and directors, Valley’s Audit Committee Charter, Compensation and Human Resources Committee Charter, Nominating and Corporate Governance Committee Charter as well as a copy of Valley’s Corporate Governance Guidelines. Additionally, Valley will provide without charge, a copy of its Form 10-K to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

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

Employees

At December 31, 2003, VNB and its subsidiaries employed 2,264 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate banks with branches in more than one state. Under the legislation, each state had the opportunity to “opt-out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. The vast majority of states have allowed interstate banking by merger but have not authorized de novo branching.

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

Each of the national stock exchanges, including the New York Stock Exchange (NYSE) where Valley’s securities are listed, have implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees. These rules require Valley to certify to the NYSE that there are no violations of any corporate listing standards. Valley has provided the NYSE with the certification required by NYSE Rule 303A(12). Valley’s Chief Executive Officer and Chief Financial Officer have also filed certifications regarding the quality of Valley’s public disclosure with the Securities and Exchange Commission.

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program.

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

The OCC has adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank’s capital in measuring all capital ratios. VNB owns three financial subsidiaries—Masters, Valley National Title Services and Glen Rauch. Valley has not elected to become a financial holding company.

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

Restrictions on Activities Outside the United States

Until May of 2002, when the activities in Canada ceased, Valley’s activities in Canada were conducted through VNB and in the United States were subject to Sections 25 and 25A of the Federal Reserve Act, certain regulations under the National Bank Act and, primarily, Regulation K promulgated by the FRB. Valley and VNB currently do not have operations outside the United States.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the Federal Deposit Insurance Corp (“FDIC”) can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies.

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

VNB owns another office building in Wayne, New Jersey which is occupied by those departments and subsidiaries providing trust and investment management services. A subsidiary of VNB also owns an office building and a condominium office in Manhattan, which are leased to VNB and which house a portion of its New York lending and operations. In addition, on August 16, 2003, Valley 747 LLC, a subsidiary of VNB, purchased a building in Chestnut Ridge, NY, primarily occupied by Masters Coverage Corp., also a subsidiary of VNB.

VNB provides banking services at 129 locations of which 59 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 70 locations are leased from independent third parties.

Item 3.    Legal Proceedings

There were no material pending legal proceedings to which Valley or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which are not expected to have any material effect on the business or financial condition of Valley.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Names	Age at December 31, 2003	Executive Officer Since	Office
Gerald H. Lipkin	62	1975	Chairman of the Board, President and Chief Executive Officer of Valley and VNB
Peter Crocitto	46	1991	Executive Vice President of Valley and VNB
Albert L. Engel	55	1998	Executive Vice President of Valley and VNB
Alan D. Eskow	55	1993	Executive Vice President, Chief Financial Officer and Secretary of Valley and VNB
James G. Lawrence	60	2001	Executive Vice President of Valley and VNB
Robert M. Meyer	57	1997	Executive Vice President of Valley and VNB
Kermit R. Dyke	56	2001	First Senior Vice President of VNB
Robert E. Farrell	57	1990	First Senior Vice President of VNB
Richard P. Garber	60	1992	First Senior Vice President of VNB
Eric W. Gould	35	2001	First Senior Vice President of VNB
Walter M. Horsting	46	2003	First Senior Vice President of VNB
Robert J. Mulligan	56	1991	First Senior Vice President of VNB
Garret G. Nieuwenhuis	63	2001	First Senior Vice President of VNB
John H. Prol	66	1992	First Senior Vice President of VNB
Jack M. Blackin	61	1993	Senior Vice President and Assistant Secretary of Valley and VNB
Stephen P. Davey	48	2002	Senior Vice President of VNB
Elizabeth E. De Laney	39	2001	Senior Vice President of VNB

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

	Year 2003			Year 2002
	High	Low	Dividend	High	Low	Dividend
First Quarter	$26.33	$22.73	$0.210	$27.06	$24.58	$0.20
Second Quarter	27.38	23.61	0.225	27.66	24.81	0.21
Third Quarter	29.01	26.37	0.225	27.40	23.09	0.21
Fourth Quarter	29.99	27.85	0.225	27.07	23.28	0.21

Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business—Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 16 of the Notes to Consolidated Financial Statements.” In addition, under the terms of the trust preferred securities issued by VNB Capital Trust I, Valley could not pay dividends on its common stock if it deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

There were 9,293 shareholders of record as of December 31, 2003.

In 2000, Valley issued 79,416 shares of its common stock to the shareholders of Hallmark Capital Management, Inc. (“Hallmark”) pursuant to a merger of Hallmark into a subsidiary of Valley. In 2003, 2002 and 2001, Valley issued an additional 46,271, 47,514 and 34,557 shares, or $1.3 million, $1.2 million and $728 thousand, respectively, of its common stock pursuant to subsequent earn-out payments. No additional earn-out payments are required pursuant to this merger. All shares reflect the 5 percent stock dividend issued in May 2003 and all prior splits and dividends. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. These shares have been subsequently registered for resale on Form S-3 under the Securities Act.

Pursuant to an existing contractual agreement, Valley issued 5,000 shares of its common stock with a value of $132,450 on October 22, 2003, to Michael Guilfoile, president of MG Advisors, Inc., for his consulting services in connection with Valley’s acquisition of NIA/Lawyers Title Agency, LLC (“NIA/Lawyers”) and Glen Rauch Securities, Inc. (“Glen Rauch”). These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$503,621	$523,135	$559,557	$575,003	$524,758
Interest expense	148,922	173,453	220,935	252,648	208,792

Net interest income—tax equivalent basis (1)	354,699	349,682	338,622	322,355	315,966
Less: tax equivalent adjustment	6,123	5,716	6,071	6,797	6,940

Net interest income	348,576	343,966	332,551	315,558	309,026
Provision for loan losses	7,345	13,644	15,706	10,755	11,035

Net interest income after provision for loan losses	341,231	330,322	316,845	304,803	297,991
Non-interest income	108,197	81,238	68,476	59,100	53,803
Non-interest expense	216,278	192,264	185,966	171,139	164,719

Income before income taxes	233,150	219,296	199,355	192,764	187,075
Income tax expense	79,735	64,680	64,151	66,027	61,734

Net income	$153,415	$154,616	$135,204	$126,737	$125,341

Per Common Share (2):
Earnings per share (“EPS”):
Basic	$1.63	$1.58	$1.33	$1.23	$1.16
Diluted	1.62	1.57	1.32	1.22	1.15
Dividends declared	0.89	0.85	0.79	0.74	0.70
Book value	6.95	6.65	6.76	6.41	6.12
Weighted average shares outstanding:
Basic	93,995,316	97,782,878	101,885,149	103,179,468	108,128,067
Diluted	94,498,619	98,357,078	102,425,747	103,996,686	109,150,922
Ratios:
Return on average assets	1.63%	1.78%	1.68%	1.66%	1.70%
Return on average shareholders’ equity	24.21	23.59	19.70	20.24	18.30
Average shareholders’ equity to average assets	6.74	7.56	8.53	8.22	9.31
Dividend payout	54.60	53.80	59.40	60.16	61.21
Risk-based capital:
Tier 1 capital	11.24	11.42	14.08	11.26	12.03
Total capital	12.14	12.48	15.14	12.33	13.17
Leverage capital	8.35	8.67	10.25	8.48	8.81
Financial Condition at Year-End:
Assets	$9,880,740	9,148,456	8,589,951	7,901,260	7,755,707
Loans, net of allowance	6,107,759	5,698,401	5,268,004	5,127,115	4,927,621
Deposits	7,162,968	6,683,387	6,306,974	6,136,828	6,010,233
Shareholders’ equity	652,789	631,738	678,375	655,982	652,708

(1)	In this report a number of amounts related to net interest income are presented on a “tax equivalent basis.” Valley believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although Valley believes that this non-GAAP financial measure enhances investors’ understanding of Valley’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP.
(2)	All per share amounts reflect the 5 percent stock dividend issued May 16, 2003, and all prior stock splits and dividends.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan, investment and mortgage prepayment assumptions, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a decline in the economy in New Jersey and New York, a decrease in loan origination volume, as well as a change in legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies.

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by Valley conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 of the Notes to Consolidated Financial Statements. Valley has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Condition. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns.

Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations.* Notes 1 and 14 of the Notes to Consolidated Financial Statements include additional discussion on the accounting for income taxes.

Executive Summary

Net income was $153.4 million, or $1.62 per diluted share in 2003 compared with $154.6 million or $1.57 per diluted share in 2002. 2002 net income includes an $8.75 million tax benefit associated with the restructuring of a Valley subsidiary into a REIT. Return on average assets for 2003 decreased to 1.63 percent compared with 1.78 percent in 2002, while the return on average equity increased to 24.21 percent in 2003 compared with 23.59 percent in 2002.

Although interest rates continued to decline in 2003 from 2002, Valley’s net interest income increased $4.6 million, contributing to increased earnings per share. An increase in average loan and investment volume helped to offset the decline in interest rates, as well as decreased interest rates paid on deposits, short-term borrowings and long-term debt. Earnings for 2003 were also impacted by a lower provision for loan losses, increases in non-interest income such as the gains on sales of securities, fee income from Valley’s acquisitions in 2002 and January 2003 as well as gains on sales of loans. These increases were partly offset by prepayment penalties associated with refinancing $76 million of Valley’s higher cost borrowings, decreased dividends from the Federal Home Loan Bank (“FHLB”), reduced interest income from funds used to repurchase Valley’s common stock and higher salaries and employee benefit expenses.

Net Interest Income

Net interest income continues to be the largest source of Valley’s operating income. Net interest income on a tax equivalent basis increased to $354.7 million for 2003 compared with $349.7 million for 2002. Higher average balances of loans and investments were more than offset by lower average interest rates for these interest earning assets during 2003 compared with 2002. Lower average interest rates on investments were also the result of increased amortization of premiums due to higher levels of prepayments. Also, for 2003, total average interest bearing liabilities increased causing interest expense to increase, but was totally mitigated by declining interest rates associated with these liabilities compared to 2002.

The net interest margin on a tax equivalent basis was 4.04 percent for the twelve months ended December 31, 2003 compared with 4.31 percent for the same period in 2002. The change was mainly attributable to interest rates declining to historic low levels during 2003 compressing the net interest margin for Valley and the banking industry. Additionally, prepayment penalties associated with refinancing $76 million of Valley’s higher cost borrowings, decreased dividends from the FHLB and reduced income from funds used to repurchase Valley’s common stock negatively impacted net interest income. Increased loan and investment volume partially mitigated the negative impact of lower interest rates. The net interest margin and net interest income were affected by the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) which required Valley to de-consolidate VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been restated to reflect this change.

As a result of the net interest margin compression discussed above, management enacted borrowing and funding strategies in the third and fourth quarters of 2003, which, combined with increased loan and investment volume and a decrease in investment premium amortization provided the catalyst which increased 2003 fourth quarter net interest income to $88.8 million and the net interest margin on a tax equivalent basis to 4.00 percent. That compares with net interest income of $81.7 million for the third quarter of 2003 with a net interest margin on a tax equivalent basis of 3.76 percent.

Average interest earning assets increased $661.5 million or 8.2 percent in 2003 over the 2002 amount. This was mainly the result of the increase in average balance of loans of $567.1 million or 10.3 percent and the increase in average balance of taxable investments of $124.4 million or 5.4 percent.

Average interest bearing liabilities for 2003 increased $643.8 million or 9.9 percent from 2002. Average savings deposits increased $414.6 million or 15.2 percent and continue to provide a low cost source of funding. This increase was attributed to the addition of new branches, increased customer activity and relatively new deposit products as well as advertising and promotional efforts. Average time deposits decreased $125.5 million or 5.3 percent from 2002, due to Valley’s strategy to fund with lower cost deposits and borrowings. The decline in interest rates on deposits caused a net decrease in interest expense on deposits by $31.0 million. Average short-term borrowings increased $163.9 million or 88.4 percent over 2002 balances. A portion of this increase was the result of borrowing at a lower cost in advance of other borrowings maturing in the first quarter of 2004. Average long-term debt, which includes FHLB advances, increased $190.8 million, or 15.8 percent. During 2003, Valley repositioned some of its borrowings to take advantage of low long-term interest rates. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise.*

Average interest rates, in all categories of interest earning assets and interest bearing liabilities, decreased during 2003 compared to 2002. The average interest rate for loans decreased 70 basis points to 6.02 percent and the average interest rate for taxable investments decreased 95 basis points to 5.05. Average interest rates on total interest earning assets decreased 71 basis points to 5.74 percent. Average interest rates also decreased on total interest bearing liabilities by 59 basis points to 2.09 percent from 2.68 percent. Average interest rates on deposits decreased by 69 basis points to 1.32 percent.

The following table reflects the components of net interest income for each of the three years ended December 31, 2003, 2002 and 2001.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,056,439	$364,295	6.02%	$5,489,344	$368,682	6.72%	$5,199,999	$399,330	7.68%
Taxable investments (3)	2,409,851	121,794	5.05	2,285,445	137,137	6.00	2,136,459	139,511	6.53
Tax-exempt investments (1)(3)	253,002	16,910	6.68	227,267	15,529	6.83	221,752	16,100	7.26
Federal funds sold and other short-term investments	52,468	622	1.19	108,209	1,787	1.65	109,768	4,616	4.21

Total interest earning assets	8,771,760	$503,621	5.74	8,110,265	$523,135	6.45	7,667,978	$559,557	7.30

Allowance for loan losses	(67,536)			(66,152)			(63,564)
Cash and due from banks	200,852			184,973			182,955
Other assets	444,515			386,209			229,985
Unrealized gain on securities available for sale	50,142			51,248			25,962

Total assets	$9,399,733			$8,666,543			$8,043,316

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,133,705	$22,871	0.73%	$2,719,107	$33,092	1.22%	$2,389,179	$45,742	1.91%
Time deposits	2,236,018	48,095	2.15	2,361,527	68,858	2.92	2,458,168	112,417	4.57

Total interest bearing deposits	5,369,723	70,966	1.32	5,080,634	101,950	2.01	4,847,347	158,159	3.26
Short-term borrowings	349,160	3,754	1.08	185,305	2,570	1.39	263,497	11,424	4.34
Long-term debt	1,401,800	74,202	5.29	1,210,951	68,933	5.69	908,968	51,352	5.65

Total interest bearing liabilities	7,120,683	148,922	2.09	6,476,890	173,453	2.68	6,019,812	220,935	3.67

Demand deposits	1,577,817			1,446,296			1,301,231
Other liabilities	67,489			87,910			36,114
Shareholders’ equity	633,744			655,447			686,159

Total liabilities and shareholders’ equity	$9,399,733			$8,666,543			$8,043,316

Net interest income (tax equivalent basis)		354,699			349,682			338,622
Tax equivalent adjustment		(6,123)			(5,716)			(6,071)

Net interest income		$348,576			$343,966			$332,551

Net interest rate differential			3.65%			3.77%			3.63%

Net interest margin (4)			4.04%			4.31%			4.42%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2003 Compared to 2002 Increase (Decrease)(1)			2002 Compared to 2001 Increase (Decrease)(1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$(4,387)	$36,110	$(40,497)	$(30,648)	$21,364	$(52,012)
Taxable investments	(15,343)	7,163	(22,506)	(2,374)	9,364	(11,738)
Tax-exempt investments (2)	1,381	1,726	(345)	(571)	393	(964)
Federal funds sold and other short-term investments	(1,165)	(753)	(412)	(2,829)	(65)	(2,764)

	(19,514)	44,246	(63,760)	(36,422)	31,056	(67,478)

Interest expense:
Savings deposits	(10,221)	4,489	(14,710)	(12,650)	5,684	(18,334)
Time deposits	(20,763)	(3,498)	(17,265)	(43,559)	(4,263)	(39,296)
Short-term borrowings	1,184	1,865	(681)	(8,854)	(2,690)	(6,164)
Long-term debt	5,269	10,337	(5,068)	17,581	17,187	394

	(24,531)	13,193	(37,724)	(47,482)	15,918	(63,400)

Net interest income (tax equivalent basis)	$5,017	$31,053	$(26,036)	$11,060	$15,138	$(4,078)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2003, 2002 and 2001.

NON-INTEREST INCOME

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Trust and investment services	$5,726	$4,493	$4,404
Insurance premiums	17,558	6,793	2,746
Service charges on deposit accounts	21,590	19,640	19,171
Gains on securities transactions, net	15,606	7,092	3,564
Gains on trading securities, net	2,836	—	—
Fees from loan servicing	9,359	9,457	10,818
Gains on sales of loans, net	12,966	6,934	10,601
Bank owned life insurance (“BOLI”)	6,188	6,712	2,120
Other	16,368	20,117	15,052

Total non-interest income	$108,197	$81,238	$68,476

Non-interest income continues to represent a considerable source of income for Valley, representing 17.9 percent and 13.6 percent of total interest income plus non-interest income for 2003 and 2002, respectively.

Trust and investment services include income from trust operations, brokerage commissions, and asset management fees. The increase of $1.2 million in 2003 as compared with 2002 was primarily due to additional brokerage commissions from the acquisition of Glen Rauch in January 2003. Note 2 of the Notes to Consolidated Financial Statements includes additional discussion on acquisitions made by VNB.

Insurance premiums increased $10.8 million or 158.5 percent in 2003 as compared with 2002, due to increased revenue from Valley’s acquisitions of NIA/Lawyers (a title insurance agency) and Masters (an all-line insurance agency). Note 2 of the Notes to Consolidated Financial Statements includes additional discussion on acquisitions made by Valley.

Service charges on deposit accounts increased $2.0 million or 9.9 percent from $19.6 million for the year ended December 31, 2002 to $21.6 million for the year ended December 21, 2003 mainly due to increases in account maintenance fees and a higher volume of accounts assessed with service charges.

Gains on securities transactions, net, increased $8.5 million to $15.6 million for the year ended December 31, 2003 as compared to $7.1 million for the year ended December 31, 2002. During 2003, sales of equity securities and mortgage-backed securities resulted in gains of approximately $7.6 million and $8.0 million, respectively. Valley took advantage of the bond market’s strength earlier this year providing gains on mortgage-backed securities which were paying down rapidly. Many of these mortgage-backed securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. Management made the decision to sell selected positions to realize these gains and will continue to monitor its inventory for more opportunities as part of its program of providing total returns and active portfolio management. The gains on mortgage-backed securities had the effect of reducing interest income during some portion of 2003, but overall increasing net income. Gains on equity securities represent gains on positions Valley may take from time to time in institutions it may be interested in acquiring.

Gains on trading securities, net, are realized gains or losses on the sale of trading securities, primarily municipal and corporate bonds which are held by Glen Rauch Securities.

Fees from loan servicing include fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2003, fees from servicing residential mortgage loans totaled $7.9 million and fees from servicing SBA loans totaled $1.5 million, as compared to $8.1 million and $1.4 million for the year ended December 31, 2002. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. (“MSI”) for others approximated $2.0 billion, $1.8 billion and $2.4 billion at December 31, 2003, 2002 and 2001, respectively. The increase for 2003 includes a $14.1 million purchase of loan servicing rights on a $980.1 million newly originated low coupon mortgage portfolio. The continuing heavy refinancing and payoff activity resulted in less fee income during 2003 from the serviced mortgage loan portfolio as borrowers took advantage of lower interest rates causing balances to decline. Interest rates decreased in the fourth quarter of 2003 and into early 2004. Unlike the significant increase in application volume and prepayment activity in early 2003, when interest rates were at similar levels, Valley has not experienced a corresponding increase in early 2004. Accordingly, prepayment activity declined in the fourth quarter of 2003 which continued into early 2004, suggesting that refinancing activity may have reached a saturation point in Valley’s market area.* If long-term interest rates decrease further during 2004, then the level of prepayment activity may accelerate once again and possibly reduce fee income.*

Gains on sales of loans, net, increased to $13.0 million for the year 2003 compared to $6.9 million for the prior year. The increase in gains was primarily attributed to the sale of $421.6 million in residential mortgage loans compared with $216.5 million sold for the same period in 2002. Valley originated over $1.3 billion in residential mortgage loans during 2003 and chose to sell the majority of the lower rate 30-year fixed rate loans, thereby reducing interest risk on those loans should rates rise in future periods. Valley believes this strategy will help future net income should rates rise.* During 2003, approximately $10.9 million of gains from the sale of residential mortgage loans and $2.1 million of gains from the sale of SBA loans were recorded by VNB for sale into the secondary market.

During 2002 and 2001, Valley invested a total of $150.0 million in BOLI to help offset the rising cost of employee benefits. Income of $6.2 million was recorded from the BOLI during the year ended December 31, 2003, a decrease of $524 thousand over the prior year as a result of lower yields on BOLI investments. BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries and high grade corporate securities and is managed by two independent investment firms.

Other non-interest income decreased $3.7 million to $16.4 million in 2003 as compared to 2002. This decrease was mainly due to a $1.0 million gain on sale of an office building during the third quarter of 2002, a $1.6 million gain from the sale of a Canadian subsidiary during the second quarter of 2002 and a settlement of a lawsuit which resulted in a gain of approximately $1.0 million recorded during the first quarter of 2002. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards and safe deposit box rentals totaling approximately $8.8 million.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2003, 2002 and 2001.

NON-INTEREST EXPENSE

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Salary expense	$97,197	$86,522	$79,826
Employee benefit expense	22,162	19,364	18,200
Net occupancy expense	21,782	18,417	17,775
Furniture and equipment expense	12,452	11,189	10,700
Amortization of intangible assets	12,480	11,411	10,170
Advertising	7,409	8,074	6,392
Merger-related charges	—	—	9,017
Other	42,796	37,287	33,886

Total non-interest expense	$216,278	$192,264	$185,966

Non-interest expense totaled $216.3 million for 2003, an increase of $24.0 million or 12.5 percent from 2002. The largest components of non-interest expense were salaries and employee benefit expense which totaled $119.4 million in 2003 compared with $105.9 million in 2002, an increase of $13.5 million or 12.7 percent. At December 31, 2003, full-time equivalent staff was 2,264 compared to 2,257 at the end of 2002. The increases in salary and employee benefit expense were due largely to the recently acquired subsidiaries and business expansion.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2003 was 47.4 percent compared to 45.2 percent for 2002. Valley’s acquisition of fee-based subsidiaries has negatively affected the efficiency ratio as these businesses traditionally operate at higher efficiency ratios.

Net occupancy expense and furniture and equipment expense, collectively, increased $4.6 million or 15.6 percent during 2003 in comparison to 2002. This increase can be attributed to the recently acquired subsidiaries, new and refurbished branch locations and an overall increase in the cost of operating bank facilities, mainly, maintenance, depreciation and rent expense. Depreciation expense increased by approximately $1.8 million during 2003, primarily due to major computer hardware and software purchases and upgrades to better serve Valley’s customers.

Amortization of intangible assets, consisting primarily of amortization of loan servicing rights increased $1.1 million or 9.4 percent to $12.5 million. An impairment analysis is completed to determine the appropriateness of the value of Valley’s mortgage servicing asset. A total impairment expense of $4.1 million was recorded during 2003 compared with $4.4 million in 2002 as a result of increased refinancing activity and a large volume of prepayments on higher rate mortgages during the first half of the year. Long-term interest rates increased during the third quarter of 2003, then decreased during the fourth quarter of 2003 and into January 2004. This caused a slowdown in prepayment activity. Valley anticipates that the prepayment slowdown that began during the latter part of the year may continue during 2004 and correspondingly, amortization expense for loan servicing rights may be lower in future periods.*

Other non-interest expense increased $5.5 million or 14.8 percent in 2003 compared with 2002. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance, title search fees and service fees totaling approximately $33.6 million for 2003, compared to $30.1 million for 2002.

During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million. These charges included only identified direct and incremental costs associated with this acquisition. Items included in these charges were the following: personnel expenses which included severance payments for terminated directors of Merchants; professional fees which included investment banking, accounting and legal fees; and other expenses which included the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively. See Note 2 of the Notes to Consolidated Financial Statements.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.2 percent for the year ended December 31, 2003 compared with 29.5 percent in 2002, when Valley recorded an $8.75 million tax benefit associated with the restructuring of a subsidiary into a REIT. Income tax expense should approximate 34 to 35 percent for 2004 unless there are changes in levels of non-taxable income, tax planning strategies or unexpected changes in state or federal income tax laws.*

Business Segments

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Financial Services Division, comprised of trust, investment and insurance services, are included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data-Note 20 of the Notes to Consolidated Financial Statements.”

The consumer lending segment had a return on average interest earning assets before income taxes of 3.15 percent for the year ended December 31, 2003 compared to 3.14 percent for the year ended December 31, 2002. Average interest earning assets increased $338.2 million, which is attributable mainly to gains in home equity, residential loans and automobile loans. Increases in home equity loans were driven by favorable interest rates and marketing efforts. The increases in residential mortgage loans were also due to a favorable interest rate environment, the lowest in decades, refinance and strong home purchase activity and continuing stable economic conditions in Valley’s lending area. Increases in automobile loans were achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on consumer loans decreased by 92 basis points, while the expenses associated with funding sources decreased by 42 basis points. The majority of the rates on these loans are fixed and do not adjust with changes in short-term interest rates. While the rates of the automobile loan portfolio are fixed, the duration of 1.7 years is relatively short, and therefore, the portfolio yield fluctuates in conjunction with lower interest rates. Additionally, interest rates on home equity lines of credit have adjusted downward in connection with the reductions in the prime lending rate. Normal cash flow, high prepayment volume and new loans at lower interest rates caused the decline in yield. Income before income taxes increased $10.8 million as a result of additional fee income from Masters, NIA Lawyers and Glen Rauch, a decrease in the provision for loan losses, offset by increases in operating expenses and a larger allocation of the internal transfer expense due to increased average interest earning assets.

The return on average interest earning assets before income taxes for the commercial lending segment remained the same at 2.76 percent for the year ended December 31, 2003 and 2002. Average interest earning assets increased $219.7 million, attributed to volume gains in commercial loans and commercial mortgages, net of prepayments. Interest rates on commercial lending decreased by 63 basis points due to a decline in interest rates mainly affecting a large number of adjustable rate loans tied to the prime index and the refinance of loans at lower rates, while the expenses associated with funding sources decreased by 42 basis points. Income before income taxes increased $6.1 million primarily as a result of increased net interest income including prepayment penalties and a lower provision for loan losses, offset by increases in operating expenses and a larger allocation of the internal transfer expense resulting from increased average interest earning assets.

The investment management segment had a return on average interest earning assets before income taxes of 3.14 percent for the year ended December 31, 2003, 21 basis points higher than the year ended December 31, 2002. Average interest earning assets increased by $103.6 million. The yield on interest earning assets decreased by 59 basis points to 5.35 percent. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows over the course of the year. Cash flows from investments, specifically mortgage-backed securities, prepaid at a faster pace due to lower long-term interest rates on mortgage loans, and these funds were reinvested in lower rate, shorter term duration alternatives causing the decline in yield. This may continue during 2004 if long-term interest rates remain low.* Income before income taxes increased 11.7 percent to $84.6 million, primarily due to increases in securities gains and investment volume partly offset by lower interest rates.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I and service charges on deposit accounts. The loss before taxes for the corporate segment increased by $11.9 million for the year ended December 31, 2003 and was primarily due to increased expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”). ALCO establishes policies that monitor and coordinate Valley’s sources, uses and pricing of funds.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of December 31, 2003. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for year end 2003, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 2.22 percent or approximately $8.2 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 1.99 percent or approximately $7.4 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.*

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest margin, while prudently structuring the balance sheet to manage for a potential increase in interest rates. Valley took advantage of lower rate short-term and intermediate-term financing in 2003. At the start of the third quarter of 2003, Valley repositioned some of its borrowings to take advantage of low long-term interest rates. During the third quarter, Valley prepaid approximately $76 million of higher cost FHLB borrowings resulting in a $3.6 million prepayment penalty which decreased net interest income and the net interest margin. Valley took advantage of the low interest rates available for borrowing and secured, on average, five year funding and also converted approximately $224 million of short-term borrowings to longer-term borrowings, all at an average rate of 2.82 percent. It is anticipated that this strategy will enable Valley to better match its lower yielding fixed rate loans should interest rates rise.* Valley anticipates that if interest rates move higher, the net interest margin will increase in future years as a result of this repositioning.*

The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2003. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2003.

INTEREST RATE SENSITIVITY ANALYSIS

	2004	2005	2006	2007	2008	Thereafter	Total Balance	Fair Value
Interest sensitive assets:	(in thousands)
Investment securities held to maturity	$153,484	$125,757	$97,469	$71,363	$56,583	$727,583	$1,232,239	$1,252,765
Investment securities available for sale	524,385	271,157	210,211	176,349	141,962	481,616	1,805,680	1,805,680
Trading securities	4,252	—	—	—	—	—	4,252	4,252
Loans:
Commercial	900,549	118,572	74,051	37,794	18,777	34,909	1,184,652	1,178,263
Mortgage	711,992	616,945	422,636	306,914	247,715	1,066,442	3,372,644	3,423,224
Consumer	839,886	298,738	226,522	148,384	68,395	33,188	1,615,113	1,706,594

Total interest sensitive assets	$3,134,548	$1,431,169	$1,030,889	$740,804	$533,432	$2,343,738	$9,214,580	$9,370,778

Interest sensitive liabilities:
Deposits:
Savings	$724,727	$726,540	$726,540	$368,636	$184,318	$552,955	$3,283,716	$3,283,716
Time	1,501,057	261,015	108,103	68,514	189,327	74,472	2,202,488	2,227,720
Short-term borrowings	377,306	—	—	—	—	—	377,306	373,795
Long-term debt	368,245	143,485	173,587	403,866	66,224	391,814	1,547,221	1,561,605

Total interest sensitive liabilities	$2,971,335	$1,131,040	$1,008,230	$841,016	$439,869	$1,019,241	$7,410,731	$7,446,836

Interest sensitivity gap	$163,213	$300,129	$22,659	$(100,212)	$93,563	$1,324,497	$1,803,849	$1,923,942

Ratio of interest sensitive assets to interest sensitive liabilities	1.05:1	1.27:1	1.02:1	0.88:1	1.21:1	2.30:1	1.24:1	1.26:1

Expected maturities are contractual maturities adjusted for all projected payments of principal. For investment securities, loans and long-term debt, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non-maturity deposit liabilities, in accordance with standard industry practice and Valley’s own historical experience, “decay factors” were used to estimate deposit runoff. Valley uses various assumptions to estimate fair values. See Note 19 of the Notes to Consolidated Financial Statements for further discussion on these assumptions.

The total gap re-pricing within 1 year as of December 31, 2003 was $159.0 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.05:1. Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets decreased to $2.1 billion at December 31, 2003 compared to $2.5 billion at December 31, 2002, representing 22.6 percent and 29.1 percent of earning assets and 21.1 percent and 27.2 percent of total assets at December 31, 2003 and 2002, respectively. Management believes there is adequate cash flow in the remaining available for sale portfolio to meet its liquidity needs.*

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.0 billion for the year ended December 31, 2003 and $5.5 billion for the year ended December 31, 2002, representing 68.2 percent and 67.2 percent of average earning assets. Demand and low cost savings deposits have continued to increase as an alternative to certificates of deposit, mainly as a result of increased branch offices, promotional efforts and the consumer’s desire to invest in more liquid products. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Valley raised over $100 million of five-year certificates of deposit through its branch network as a special rate offering during the third quarter of 2003. At December 31, 2003, brokered certificates of deposit totaled $66.9 million and totaled $38.9 million at December 31, 2002. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2003, proceeds from the sales of investment securities available for sale amounted to $785.2 million and proceeds of $1.4 billion were generated from maturities, redemptions and prepayments of investments. This increase was mainly due to heavy prepayment activity on mortgage loans and mortgage-backed securities. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities in 2003 were $2.5 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the years ended December 31, 2003 and 2002.

During 2003, a substantial amount of loan growth was funded from a combination of deposit growth, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2004.*

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2003. These certificates of deposit are generated primarily from core deposit customers.

(in thousands)
Less than three months	$534,240
Three to six months	139,152
Six to twelve months	117,984
More than twelve months	187,888

$979,264

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on long-term debt payable to VNB Capital Trust I . These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley has, as approved by the Board of Directors, repurchased shares of its outstanding common stock. The cash required for these purchases of shares has been met by using its own funds, dividends received from its subsidiary bank as well as borrowings from VNB Capital Trust I.

Investment Securities

The amortized cost of securities held to maturity at December 31, 2003, 2002 and 2001 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	2003	2002	2001
	(in thousands)
Obligations of states and political subdivisions	$172,707	$128,839	$99,757
Mortgage-backed securities	629,237	17,336	25,912
Other debt securities	375,317	379,347	324,918

Total debt securities	1,177,261	525,522	450,587
FRB & FHLB stock	54,978	65,370	52,474

Total investment securities held to maturity	$1,232,239	$590,892	$503,061

The fair value of securities available for sale at December 31, 2003, 2002 and 2001 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	2003	2002	2001
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$374,911	$224,021	$195,608
Obligations of states and political subdivisions	106,211	110,965	121,242
Mortgage-backed securities	1,305,200	1,772,801	1,812,888

Total debt securities	1,786,322	2,107,787	2,129,738
Equity securities	19,358	32,579	41,957

Total investment securities available for sale	$1,805,680	$2,140,366	$2,171,695

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

HELD TO MATURITY AT DECEMBER 31, 2003

	Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Other Debt Securities		Total(4)
	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 years	$44,253	1.30%	$—	—%	$—	—%	$44,253	1.30%
1-5 years	19,261	4.80	6,585	7.50	150	6.57	25,996	5.49
5-10 years	53,823	4.55	2,406	7.54	25	6.55	56,254	4.67
Over 10 years	55,370	4.49	620,246	4.56	375,142	7.40	1,050,758	5.57

Total securities	$172,707	3.72%	$629,237	4.60%	$375,317	7.40%	$1,177,261	5.36%

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

AVAILABLE FOR SALE AT DECEMBER 31, 2003

	U.S. Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Total(4)
	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 years	$164,999	1.21%	$1,235	5.74%	$676	6.75%	$166,910	1.26%
1-5 years	81,077	3.62	27,288	6.17	23,022	7.34	131,387	4.80
5-10 years	103,429	4.22	67,442	7.21	80,042	7.94	250,913	6.21
Over 10 years	26,050	4.59	4,829	9.85	1,178,067	4.83	1,208,946	4.84

Total securities	$375,555	2.79%	$100,794	7.04%	$1,281,807	5.07%	$1,758,156	4.70%

(1)	Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

Valley’s investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, equity and other securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for securities issued by United States government agencies, which includes the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

At December 31, 2003, Valley had $629.2 million of mortgage-backed securities classified as held to maturity and $1.3 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, in accordance with its investment policies. During 2003, substantial prepayments were received and reinvested at lower yields and of shorter duration and maturity. This has negatively impacted the yield on the investment portfolio. Continued low interest rates during 2004 will likely have similar results.* During 2003, Valley sold some of its lower yielding and/or longer duration securities. This decision was based upon a repositioning of assets as well as Valley availing itself of gains available at that time which would likely disappear as prepayments occurred.

Included in the mortgage-backed securities portfolio at December 31, 2003 were $217.3 million of collateralized mortgage obligations (“CMO’s”) of which $13.2 million were privately issued. CMO’s had a yield of 4.64 percent and an unrealized loss of $512 thousand at December 31, 2003.

As of December 31, 2003, Valley had $1.8 billion of securities available for sale, a decrease of $334.7 million from December 31, 2002. Valley classified approximately $555 million of securities which were purchased during the third quarter of 2003 as held to maturity in an effort to prepare for any adverse movement in prices should interest rates rise.* Available for sale securities are recorded at their fair value. As of December 31, 2003, the investment securities available for sale had a net unrealized gain of $20.5 million, net of deferred taxes, compared to a net unrealized gain of $41.3 million, net of deferred taxes, at December 31, 2002. This change was primarily due to a decrease in prices resulting from an increase in interest rates for these investments. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. In 2001, in connection with the Merchants acquisition, Valley reassessed the classification of securities held in the Merchants portfolio and transferred $162.4 million of securities from held to maturity to available for sale and transferred $50.0 million of securities from available for sale to held to maturity to conform with Valley’s investment objectives.

As part of VNB’s ongoing management of its investment portfolio, the Board of Directors authorized the writing of call options on certain positions in the available for sale portfolio. In certain cases VNB may write call options on selected bonds that would give a counterparty the right, but not the obligation, to purchase those bonds at a future date at a premium price. This is a way to leverage the positions VNB currently owns, which may or may not result in actually disposing of these positions depending on interest rates. Management has modeled various future interest rate scenarios and has concluded that by utilizing this strategy in a limited way, VNB can generate additional non-interest income without exposing itself to increased interest rate risk.* At December 31, 2003, VNB held no active call options. Included in available for sale securities are $40 million of mortgage-backed securities which were delivered in January 2004 to a counterparty as a result of a covered call option exercised in December 2003. VNB recorded interest income on these securities through the time of delivery.

Loan Portfolio

As of December 31, 2003, total loans were $6.2 billion, compared to $5.8 billion at December 31, 2002, an increase of $409.9 million or 7.1 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2003.

LOAN PORTFOLIO

	2003	2002	2001	2000	1999
	(in thousands)
Commercial	$1,184,652	$1,115,784	$1,080,852	$1,026,793	$929,673

Total commercial loans	1,184,652	1,115,784	1,080,852	1,026,793	929,673

Construction	222,748	200,896	206,789	160,932	123,531
Residential mortgage	1,596,859	1,427,715	1,323,877	1,301,851	1,250,551
Commercial mortgage	1,553,037	1,515,095	1,365,344	1,258,549	1,178,734

Total mortgage loans	3,372,644	3,143,706	2,896,010	2,721,332	2,552,816

Home equity	476,149	451,543	398,102	306,038	276,261
Credit card	10,722	11,544	12,740	83,894	92,097
Automobile	1,013,938	932,672	842,247	976,177	1,054,542
Other consumer	114,304	107,239	101,856	74,876	86,460

Total consumer loans	1,615,113	1,502,998	1,354,945	1,440,985	1,509,360

Total loans	$6,172,409	$5,762,488	$5,331,807	$5,189,110	$4,991,849

As a percent of total loans:
Commercial loans	19.2%	19.4%	20.3%	19.8%	18.6%
Mortgage loans	54.6	54.5	54.3	52.4	51.2
Consumer loans	26.2	26.1	25.4	27.8	30.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The majority of the increase in loans for 2003 was divided among residential mortgage loans, commercial loans and automobile loans. It is not known if the trend of increased lending in these loan types will continue.*

Residential mortgage loans increased $169.1 million or 11.9 percent in 2003 over last year, primarily due to a favorable interest rate environment and a loan origination function producing substantially more loans than those paying off. Valley often sells many of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market, as part of interest rate risk analysis, but may retain amounts necessary to balance Valley’s asset mix. During 2003, Valley elected to sell approximately $421.6 million of the $1.3 billion in originated residential mortgage loans.

The commercial loan and commercial mortgage loan portfolio has continued its steady increase. Commercial loans increased $68.9 million or 6.2 percent, partly due to increased commercial line draw downs and new commercial loans. Commercial mortgage loans increased $37.9 million or 2.5 percent during 2003. This increase represents a large volume of new loans net of a substantial amount of payoffs of commercial mortgage loans during 2003 as a result of low interest rates and a competitive lending environment.

The home equity loan portfolio, primarily lines of credit, increased $24.6 million or 5.4 percent during 2003 resulting primarily from the decrease in interest rates and Valley’s increased marketing efforts to its customer base.

Automobile loans during 2003 increased by $81.3 million or 8.7 percent. This is the direct result of Valley increasing its dealer network in additional markets within New Jersey, New York and Pennsylvania. This expansion into new lending territories increased new loan volume offsetting the prepayments of existing loans and loss of business due to manufacturers’ based incentives such as zero percent financing. Valley may not achieve the same performance in future periods due to levels of automobile sales and these manufacturers’ based incentives.*

Much of Valley’s lending is in northern New Jersey and Manhattan, with the exception of the out-of-state auto loan portfolio, SBA loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a downward turn in any one economic sector.* As a result of Valley’s lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region.*

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2003:

	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(in thousands)
Commercial—fixed rate	$212,349	$58,760	$8,232	$279,341
Commercial—adjustable rate	688,200	190,434	26,678	905,312
Construction—fixed rate	1,803	7,486	—	9,289
Construction—adjustable rate	61,417	152,041	—	213,458

	$963,769	$408,721	$34,910	$1,407,400

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

VNB is a preferred U. S. Small Business Administration (“SBA”) lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Generally, between 75 percent and 85 percent of each loan is guaranteed by the SBA and is typically sold into the secondary market, with the balance retained in VNB’s portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.* This program can expand or contract based upon guidelines and availability of lending established by the SBA.*

During 2003 and 2002, VNB originated approximately $33.4 million and $44.5 million of SBA loans, respectively, and sold $19.2 million and $27.6 million, respectively. At December 31, 2003 and 2002, $58.1 million and $55.1 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $99.4 million and $100.4 million, respectively, of SBA loans.

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

Non-performing assets totaled $23.1 million at December 31, 2003, compared with $21.6 million at December 31, 2002, an increase of $1.5 million. Non-performing assets at December 31, 2003 and 2002, amounted to 0.37 percent of loans and OREO, a level almost half of the median of medium to large U.S. banks. The increase in non-performing assets was mainly attributed to the commercial loan portfolio.

Loans 90 days or more past due and still accruing which were not included in the non-performing category totaled $2.8 million at December 31, 2003, compared to $4.9 million at December 31, 2002. These loans are primarily residential mortgage loans, consumer credit and commercial loans which are generally well-secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $707 thousand and $1.7 million at December 31, 2003 and 2002, respectively. Loans 90 days or more past due and still accruing have decreased to its lowest level in the past five years. It is not known if this trend or current level will continue.*

Total loans past due in excess of 30 days were 0.92 percent of all loans at December 31, 2003 compared to 1.20 percent at December 31, 2002.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	2003	2002	2001	2000	1999
	(in thousands)
Loans past due in excess of 90 days and still accruing	$2,792	$4,931	$10,456	$14,952	$12,194

Non-accrual loans	$22,338	$21,524	$18,483	$3,883	$3,910
Other real estate owned	797	43	329	129	2,256

Total non-performing assets	$23,135	$21,567	$18,812	$4,012	$6,166

Troubled debt restructured loans	$—	$—	$891	$949	$4,852

Non-performing loans as a % of loans	0.36%	0.37%	0.35%	0.07%	0.08%

Non-performing assets as a % of loans plus other real estate owned	0.37%	0.37%	0.35%	0.08%	0.12%

Allowance as a % of loans	1.05%	1.11%	1.20%	1.19%	1.29%

During 2003, lost interest on non-accrual loans amounted to $708 thousand, compared with $355 thousand in 2002.

Although substantially all risk elements at December 31, 2003 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there were approximately $4.4 million in potential problem loans at December 31, 2003 and $4.0 million at January 31, 2004, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Of these potential problem loans, $1.5 million is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans. At December 31, 2002, Valley identified approximately $4.0 million of potential problem loans which were not classified as non-accrual, past due or restructured.

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

Residential mortgage loans are secured by 1-4 family properties generally located in counties where Valley has a branch presence and counties contiguous thereto (including Pennsylvania). Valley does entertain loan requests for mortgage loans secured by homes beyond this primary geographic definition, however, lending outside this primary area is generally made only in support of customer relationships. Underwriting policies that are based on FNMA and FHLMC guidance are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2003 was 54 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 742.

Consumer loans are comprised of home equity loans, credit card loans, automobile loans and other consumer loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. The automobile loans are from New Jersey and out of state and management believes these out of the state loans generally present no more risk than those made within New Jersey.* All loans are subject to Valley’s underwriting criteria. Therefore, each loan or group of loans presents a geographic risk based upon the economy of the region.

Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan losses inherent in the portfolio. The allowance for loan losses and related provision are an expression of management’s evaluation of the credit portfolio and economic climate.

The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Average loans outstanding	$6,056,439	$5,489,344	$5,199,999	$5,065,852	$4,682,882

Beginning balance—
Allowance for loan losses	$64,087	$63,803	$61,995	$64,228	$62,606

Loans charged-off:
Commercial	4,905	10,570	10,841	7,162	1,560
Construction	—	504	—	—	—
Mortgage—Commercial	409	525	710	490	983
Mortgage—Residential	244	233	39	249	761
Consumer	6,089	6,682	6,414	8,992	10,051

	11,647	18,514	18,004	16,893	13,355

Charged-off loans recovered:
Commercial	2,012	1,905	1,465	947	1,148
Construction	—	—	—	—	218
Mortgage—Commercial	379	1,014	184	372	268
Mortgage—Residential	135	43	42	49	133
Consumer	2,339	2,192	2,415	2,537	2,175

	4,865	5,154	4,106	3,905	3,942

Net charge-offs	6,782	13,360	13,898	12,988	9,413
Provision charged to operations	7,345	13,644	15,706	10,755	11,035

Ending balance—Allowance for loan losses	$64,650	$64,087	$63,803	$61,995	$64,228

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.24%	0.27%	0.26%	0.20%

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.”

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

During 2003, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area and Manhattan. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $7.3 million in 2003 compared to $13.6 million in 2002.

The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years.

	Years ended December 31,
	2003		2002		2001		2000		1999
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial	$29,914	19.2%	$27,633	19.4%	$26,180	20.3%	$24,234	19.8%	$24,609	18.6%
Mortgage	16,657	54.6	15,545	54.5	14,148	54.3	11,827	52.4	13,282	51.2
Consumer	5,884	26.2	9,552	26.1	9,248	25.4	12,559	27.8	12,813	30.2
Unallocated	12,195	N/A	11,357	N/A	14,227	N/A	13,375	N/A	13,524	N/A

	$64,650	100.0%	$64,087	100.0%	$63,803	100.0%	$61,995	100.0%	$64,228	100.0%

At December 31, 2003, the allowance for loan losses amounted to $64.7 million or 1.05 percent of loans, as compared to $64.1 million or 1.11 percent at December 31, 2002.

The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $6.8 million for the year ended December 31, 2003 compared with $13.4 million for the year ended December 31, 2002. The ratio of net charge-offs to average loans decreased to 0.11 percent for 2003 compared with 0.24 percent for 2002. Non-accrual loans increased in 2003 in comparison to 2002. Loans past due 90 days and still accruing at December 31, 2003 were lower than at December 31, 2002.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $16.1 million and $1.8 million, respectively, at

December 31, 2003 and $16.0 million and $3.4 million, respectively, at December 31, 2002. The average balance of impaired loans during 2003, 2002 and 2001 was approximately $17.8 million, $8.7 million and $6.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2003, 2002 and 2001 was $789 thousand, $368 thousand and $828 thousand, respectively.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2003, shareholders’ equity totaled $652.8 million or 6.6 percent of total assets, compared with $631.7 million or 6.9 percent at year-end 2002.

Included in shareholders’ equity as a component of accumulated other comprehensive income at December 31, 2003 was a $20.5 million unrealized gain on investment securities available for sale, net of tax, compared to an unrealized gain of $41.3 million on investment securities available for sale, net of tax at December 31, 2002.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to 2.5 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices.

On August 21, 2001 Valley’s Board of Directors authorized the repurchase of up to 10.5 million shares of Valley’s outstanding common stock. Purchases were made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. Reacquired shares were held in treasury and were used for general corporate purposes. Valley had repurchased 1.4 million shares during 2003 for a total of 10.2 million shares of its common stock since the inception of this program. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective.*

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of preferred securities through VNB Capital Trust I, a portion of which qualifies as Tier 1 capital within regulatory limitations. Including these securities, Valley’s capital position at December 31, 2003 under risk-based capital guidelines was $806.9 million, or 11.2 percent of risk-weighted assets for Tier 1 capital and $871.5 million, or 12.1 percent for Total risk-based capital. The comparable ratios at December 31, 2002 were 11.4 percent for Tier 1 capital and 12.5 percent for Total risk-based capital. At December 31, 2003 and 2002, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.4 percent and 8.7 percent, respectively. Valley’s ratios at December 31, 2003 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. Upon adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. The Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, however, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital.* See Note 12 of the Notes to Consolidated Financial Statements. If Tier 2 capital treatment had been required at December 31, 2003, Valley would remain “well capitalized” under the Federal bank regulatory agencies definitions.

Book value per share amounted to $6.95 at December 31, 2003 compared with $6.65 per share at December 31, 2002.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings by net income, was 45.40 percent at December 31, 2003, compared to 46.20 percent at December 31, 2002. Cash dividends declared amounted to $0.89 per share, equivalent to a dividend payout ratio of 54.60 percent for 2003, compared to 53.80 percent for the year 2002. The current quarterly dividend rate of $0.225 per share provides for an annual rate of $0.90 per share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Contractual Obligations

Valley has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12 and 15 of the Notes to Consolidated Financial Statements.

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity (1)	$4,960,480	$—	$—	$—	$4,960,480
Certificates of deposit (2)	1,522,672	379,232	268,077	77,384	2,247,365
Short-term borrowings (3)	381,381	—	—	—	381,381
Long-term debt (4)	206,197	202,463	486,882	720,062	1,615,604
Operating leases	8,200	14,607	11,489	21,218	55,514

(1)	Excludes interest.
(2)	Includes interest at the weighted average interest rate to be paid over the life of the certificates.
(3)	Includes interest at the weighted average interest rate of the borrowings.
(4)	Includes interest at the weighted average interest rate to be paid over the remaining term of the debt.

Valley also has obligations under its pension benefit plans, not included in the above table, as further described in Note 13 of the Notes to Consolidated Financial Statements.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion on these commitments is included in Note 15 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial loans and lines of credit	$1,062,855	$—	$—	$—	$1,062,855
Home equity and other revolving lines	519,980	—	—	—	519,980
Commercial mortgages	184,224	146,790	5,000	2,171	338,185
Credit cards	108,521	—	—	—	108,521
Residential mortgages	113,638	—	—	—	113,638
Standby letters of credit	59,592	99,684	269	75	159,620
Commercial letters of credit	29,036	—	—	—	29,036
Commitments to sell loans	4,505	—	—	—	4,505
Commitments to fund investments	84,658	—	—	—	84,658
Commitments to fund civic and community investments	1,486	6,352	—	655	8,493
Other	5,827	6,912	3,841	—	16,580

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon Valley’s historical experience .*

Included in the other commitments are projected earn-outs of $7.9 million that are scheduled to be paid over a five year period in conjunction with various acquisitions made by Valley.* These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for communication and technology costs that will be incurred per contracts.

Results of Operations—2002 Compared to 2001

Valley reported net income for 2002 of $154.6 million, or $1.57 per diluted share compared with $135.2 million, or $1.32 per diluted share, in 2001. Return on average assets for 2002 rose to 1.78 percent compared with 1.68 percent in 2001, while the return on average equity increased to 23.59 percent in 2002 compared with 19.70 percent in 2001.

Net interest income on a tax equivalent basis increased to $349.7 million for 2002 compared with $338.6 million for 2001. Higher average balances of total interest earning assets, primarily loans and taxable investments, were offset by lower average interest rates for these interest earning assets during 2002 compared with 2001. Also, for 2002, total average interest bearing liabilities increased causing interest expense to increase, but was substantially offset by declining rates associated with these liabilities compared to 2001. The net interest margin on a tax equivalent basis decreased to 4.31 percent for 2002 compared with 4.42 percent for 2001. The net interest margin and net interest income reflect the adoption of “FIN 46” which required Valley to de-consolidate its investment in VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been restated to reflect this change.

Non-interest income amounted to $81.2 million in 2002, compared with $68.5 million in 2001. Gains on securities transactions, net, increased $3.5 million to $7.1 million for the year ended December 31, 2002 as compared to $3.6 million for the year ended December 31, 2001. Fees from servicing residential mortgage loans totaled $8.1 million and fees from servicing SBA loans totaled $1.4 million, as compared to $9.5 million and $1.3 million for the year ended December 31, 2001. The heavy loan prepayment activity resulted in less fee income during 2002 from the serviced mortgage loan portfolio, in spite of increased origination volume by VNB. Gains on sales of loans, net, decreased to $6.9 million for the year 2002 compared to $10.6 million for the prior year. The decrease in gains was primarily attributed to the $4.9 million pre-tax gain recorded in January 2001 on the sale of the $66.6 million co-branded ShopRite Mastercard credit card portfolio, partially mitigated by increased secondary market activity for residential mortgages and SBA lending. Other non-interest income increased $5.9 million to $20.1 million in 2002 as compared to 2001. This increase includes a $1.0 million gain recorded in the third quarter of 2002 from the sale of an office building acquired in an acquisition, a $1.6 million gain from the sale of a Canadian subsidiary during the second quarter of 2002 and a net gain of approximately $1.0 million from the settlement of a lawsuit.

Non-interest expense totaled $192.3 million for 2002, an increase of $6.3 million or 3.39 percent from 2001. Total non-interest expense for 2001 included merger-related charges of $9.0 million. The largest components of non-interest expense were salaries and employee benefit expense which totaled $105.9 million in 2002 compared to $98.0 million in 2001, an increase of $7.9 million or 8.0 percent. At December 31, 2002, full-time equivalent staff was 2,257 compared to 2,129 at the end of 2001. The increase in salary and employee benefit expense mainly included Valley’s acquisitions of NIA/Lawyers and Masters, new branches, and other expanded operations. Other non-interest expense increased $3.4 million or 10.0 percent in 2002 compared with 2001. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, title search fees, insurance and service fees which totaled approximately $25.6 million for 2002, compared to $21.0 million for 2001. During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million. These charges included only identified direct and incremental costs associated with this acquisition. Items included in these charges were the following: personnel expenses which included severance payments for terminated directors of Merchants; professional fees which included investment banking, accounting and legal fees; and other expenses which included the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively.

Income tax expense as a percentage of pre-tax income was 29.5 percent for the year ended December 31, 2002 compared to 32.2 percent in 2001. The decrease in the effective tax rate was attributable to the effect of the restructuring of an existing subsidiary into a REIT during 2002. The effective tax rate was also positively affected by the non-taxable income of $6.7 million from the investment in BOLI.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002
	(in thousands, except for share data)
Assets
Cash and due from banks	$218,166	$243,923
Investment securities held to maturity, fair value of $1,252,765 and $597,480 in 2003 and 2002, respectively (Notes 3 and 11)	1,232,239	590,892
Investment securities available for sale (Notes 4 and 11)	1,805,680	2,140,366
Trading securities	4,252	—
Loans held for sale (Note 5)	5,720	42,329
Loans (Notes 5 and 11)	6,166,689	5,720,159
Less: Allowance for loan losses (Note 6)	(64,650)	(64,087)

Net loans	6,102,039	5,656,072

Premises and equipment, net (Note 8)	128,606	113,755
Accrued interest receivable	40,445	41,591
Bank owned life insurance (Note 13)	164,404	158,832
Other assets (Notes 2, 7, 9 and 14)	179,189	160,696

Total assets	$9,880,740	$9,148,456

Liabilities
Deposits:
Non-interest bearing	$1,676,764	$1,569,921
Interest bearing:
Savings	3,283,716	2,942,763
Time (Note 10)	2,202,488	2,170,703

Total deposits	7,162,968	6,683,387

Short-term borrowings (Note 11)	377,306	378,433
Long-term debt (Notes 11 and 12)	1,547,221	1,325,828
Accrued expenses and other liabilities (Notes 13 and 14)	140,456	129,070

Total liabilities	9,227,951	8,516,718

Commitments and contingencies (Note 15)

Shareholders’ Equity (Notes 2, 13, 14 and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 149,564,245 shares; issued 94,202,363 shares in 2003 and 99,007,032 shares in 2002	33,304	33,332
Surplus	318,599	318,964
Retained earnings	288,313	338,770
Unallocated common stock held by employee benefit plan	(259)	(435)
Accumulated other comprehensive income	20,531	41,319

	660,488	731,950
Treasury stock, at cost (291,895 shares in 2003 and 3,957,498 shares in 2002)	(7,699)	(100,212)

Total shareholders’ equity	652,789	631,738

Total liabilities and shareholders’ equity	$9,880,740	$9,148,456

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
	(in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)	$364,091	$368,402	$398,893
Interest and dividends on investment securities:
Taxable	118,816	133,982	135,354
Tax-exempt	10,991	10,093	10,466
Dividends	2,978	3,155	4,157
Interest on federal funds sold and other short-term investments	622	1,787	4,616

Total interest income	497,498	517,419	553,486

Interest Expense
Interest on deposits:
Savings deposits	22,871	33,092	45,742
Time deposits (Note 10)	48,095	68,858	112,417
Interest on short-term borrowings (Note 11)	3,754	2,570	11,424
Interest on long-term debt (Notes 11 and 12)	74,202	68,933	51,352

Total interest expense	148,922	173,453	220,935

Net Interest Income	348,576	343,966	332,551
Provision for loan losses (Note 6)	7,345	13,644	15,706

Net Interest Income after Provision for Loan Losses	341,231	330,322	316,845

Non-Interest Income
Trust and investment services	5,726	4,493	4,404
Insurance premiums	17,558	6,793	2,746
Service charges on deposit accounts	21,590	19,640	19,171
Gains on securities transactions, net (Note 4)	15,606	7,092	3,564
Gains on trading securities, net	2,836	—	—
Fees from loan servicing (Note 7)	9,359	9,457	10,818
Gains on sales of loans, net	12,966	6,934	10,601
Bank owned life insurance (Note 13)	6,188	6,712	2,120
Other	16,368	20,117	15,052

Total non-interest income	108,197	81,238	68,476

Non-Interest Expense
Salary expense (Note 13)	97,197	86,522	79,826
Employee benefit expense (Note 13)	22,162	19,364	18,200
Net occupancy expense (Notes 8 and 15)	21,782	18,417	17,775
Furniture and equipment expense (Note 8)	12,452	11,189	10,700
Amortization of intangible assets (Note 7)	12,480	11,411	10,170
Advertising	7,409	8,074	6,392
Merger-related charges (Note 2)	—	—	9,017
Other	42,796	37,287	33,886

Total non-interest expense	216,278	192,264	185,966

Income Before Income Taxes	233,150	219,296	199,355
Income tax expense (Note 14)	79,735	64,680	64,151

Net Income	$153,415	$154,616	$135,204

Earnings Per Share:
Basic	$1.63	$1.58	$1.33
Diluted	1.62	1.57	1.32
Cash dividends declared per common share	0.89	0.85	0.79

Weighted Average Number of Shares Outstanding:
Basic	93,995,316	97,782,878	101,885,149
Diluted	94,498,619	98,357,078	102,425,747

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2000	$—	$32,015	$321,970	$317,855	$(775)	$(2,307)	$(12,776)	$655,982
Comprehensive income:
Net income	—	—	—	135,204	—	—	—	135,204
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $14,116	—	—	—	—	—	24,621	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(1,322)	—	—	—	—	—	(2,242)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(434)	—	—

Other comprehensive income	—	—	—	—	—	21,945	—	21,945

Total comprehensive income	—	—	—	—	—	—	—	157,149
Cash dividends declared	—	—	—	(80,899)	—	—	—	(80,899)
Effect of stock incentive plan, net	—	(13)	(3,241)	(7,560)	—	—	17,066	6,252
Stock dividend	—	1,308	83,657	(93,870)	—	—	8,884	(21)
Allocation of employee benefit plan shares	—	—	901	—	173	—	529	1,603
Tax benefit from exercise of stock options	—	—	3,321	—	—	—	—	3,321
Purchase of treasury stock	—	—	—	—	—	—	(65,012)	(65,012)

Balance—December 31, 2001	—	33,310	406,608	270,730	(602)	19,638	(51,309)	678,375
Comprehensive income:
Net income	—	—	—	154,616	—	—	—	154,616
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $12,687	—	—	—	—	—	25,108	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(2,552)	—	—	—	—	—	(4,540)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,113	—	—

Other comprehensive income	—	—	—	—	—	21,681	—	21,681

Total comprehensive income	—	—	—	—	—	—	—	176,297
Cash dividends declared	—	—	—	(82,558)	—	—	—	(82,558)
Effect of stock incentive plan, net	—	22	(744)	(4,018)	—	—	11,308	6,568
Retirement of treasury stock	—	—	(88,785)	—	—	—	88,643	(142)
Allocation of employee benefit plan shares	—	—	677	—	167	—	774	1,618
Fair value of stock options granted	—	—	73	—	—	—	—	73
Tax benefit from exercise of stock options	—	—	1,135	—	—	—	—	1,135
Purchase of treasury stock	—	—	—	—	—	—	(149,628)	(149,628)

Balance—December 31, 2002	—	33,332	318,964	338,770	(435)	41,319	(100,212)	631,738
Comprehensive income:
Net income	—	—	—	153,415	—	—	—	153,415
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $(6,343)	—	—	—	—	—	(10,969)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(5,787)	—	—	—	—	—	(9,819)	—	—

Other comprehensive losses	—	—	—	—	—	(20,788)	—	(20,788)

Total comprehensive income	—	—	—	—	—	—	—	132,627
Cash dividends declared	—	—	—	(83,621)	—	—	—	(83,621)
Effect of stock incentive plan, net	—	(28)	(1,764)	(2,687)	—	—	9,848	5,369
Stock dividend	—	—	(189)	(117,564)	—	—	117,564	(189)
Allocation of employee benefit plan shares	—	—	719	—	176	—	463	1,358
Fair value of stock options granted	—	—	525	—	—	—	—	525
Tax benefit from exercise of stock options	—	—	344	—	—	—	—	344
Purchase of treasury stock	—	—	—	—	—	—	(35,362)	(35,362)

Balance—December 31, 2003	$—	$33,304	$318,599	$288,313	$(259)	$20,531	$(7,699)	$652,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$153,415	$154,616	$135,204
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	23,960	21,102	18,935
Amortization of compensation costs pursuant to long-term stock incentive plans	3,149	2,599	2,304
Provision for loan losses	7,345	13,644	15,706
Net amortization of premiums and accretion of discounts	11,031	9,501	5,877
Net deferred income tax benefit	(7,987)	(29,382)	(7,532)
Tax benefit from exercise of stock options	344	1,135	3,321
Gains on securities transactions, net	(15,606)	(7,092)	(3,564)
Proceeds from sales of loans	448,754	248,130	226,625
Gain on sales of loans, net	(12,966)	(6,934)	(10,601)
Originations of loans held for sale	(399,179)	(243,923)	(254,322)
Purchases of trading securities	(336,344)	—	—
Proceeds from sales of trading securities	332,092	—	—
Proceeds from sale of premises and equipment	—	1,910	—
Gain on sale of premises and equipment	—	(995)	—
Net increase in cash surrender value of bank owned life insurance	(6,188)	(6,712)	(2,120)
Net (increase) decrease in accrued interest receivable and other assets	(971)	(32,650)	22,399
Net increase (decrease) in accrued expenses and other liabilities	22,380	(11,124)	10,304

Net cash provided by operating activities	223,229	113,825	162,536

Cash flows from investing activities:
Purchase of bank owned life insurance	—	(50,000)	(100,000)
Proceeds from sales of investment securities available for sale	785,198	645,989	357,105
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	1,333,396	1,157,709	1,154,002
Purchases of investment securities available for sale	(1,811,375)	(1,740,979)	(1,910,654)
Purchases of investment securities held to maturity	(729,891)	(115,167)	(77,865)
Proceeds from sales of investment securities held to maturity	1,630	—	—
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	86,037	26,792	39,052
Net decrease in federal funds sold and other short-term investments	—	—	85,000
Net increase in loans made to customers	(458,770)	(444,694)	(121,575)
Purchases of premises and equipment, net of sales	(26,141)	(29,954)	(11,728)
Purchases of loan servicing rights	(14,090)	—	(2,400)

Net cash used in investing activities	(834,006)	(550,304)	(589,063)

Cash flows from financing activities:
Net increase in deposits	479,581	376,413	170,146
Net (decrease) increase in short-term borrowings	(1,127)	74,171	(121,752)
Advances of long-term debt	447,461	311,000	706,000
Repayments of long-term debt	(226,068)	(167,086)	(122,080)
Dividends paid to common shareholders	(82,931)	(82,409)	(76,260)
Purchase of common shares to treasury	(35,362)	(149,628)	(65,012)
Common stock issued, net of cancellations	3,466	6,091	8,230

Net cash provided by financing activities	585,020	368,552	499,272

Net (decrease) increase in cash and cash equivalents	(25,757)	(67,927)	72,745
Cash and cash equivalents at beginning of year	243,923	311,850	239,105

Cash and cash equivalents at end of year	$218,166	$243,923	$311,850

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$149,704	$179,343	$222,121
Cash paid during the year for federal and state income taxes	68,903	92,484	32,676
Transfer of securities from held to maturity to available for sale	—	—	162,433
Transfer of securities from available for sale to held to maturity	—	—	50,044

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

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to outside shareholders, most of whom are non-senior management VNB employees.

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, VNB and all of its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Certain reclassifications have been made in the consolidated financial statements for 2002 and 2001 to conform to the classifications presented for 2003.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Valley adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) which required Valley to de-consolidate VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been restated to reflect this change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trading securities are held by Glen Rauch Securities, a subsidiary of VNB, and are primarily comprised of municipal bonds, corporate bonds and government agencies purchased for resale to retail and institutional clients. These investment securities are classified as trading securities in the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Unrealized holding gains and losses on such securities are included in earnings as a component of non-interest income in the accompanying consolidated statements of income. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and shown as a separate component of non-interest income.

Valley periodically evaluates whether any of its investments are other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Valley evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financial cash flow.

Loans and Loan Fees

Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

Loans held for sale consist of residential mortgage loans and SBA loans, and are carried at the lower of cost or estimated fair market value using the aggregate method.

Interest income is not accrued on loans where interest or principal is 90 days or more past due or if in management’s judgment the ultimate collectibility of the interest is doubtful. Exceptions may be made if the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may only be restored to an accruing basis when it becomes well secured and in the process of collection and all past due amounts have been collected.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. The allowance also incorporates a valuation allowance for impaired loans.

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

The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management’s evaluation of local and national economic and business conditions, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is recorded at its cash surrender value. The change in the cash surrender value is included in non-interest income and is not considered taxable income under current Internal Revenue Service guidelines.

Other Real Estate Owned

Other real estate owned (“OREO”), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses.

An allowance for OREO is utilized to record subsequent declines in estimated net realizable value. Expenses incurred to maintain these properties and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill, core deposits, customer list intangibles and covenants not to compete. Effective January 1, 2002, under new accounting rules (SFAS No. 142), amortization of goodwill ceased. Instead, Valley reviews the goodwill asset for impairment annually by segments, and records an impairment expense for any decline in value. Amortization expense for goodwill was $5.5 million for 2001. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. Intangible assets other than goodwill are amortized using various methods over their estimated lives and are periodically evaluated for impairment. All intangible assets are included in other assets.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values prevalent in the marketplace. The fair market value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs rather than national averages as used for PMSRs. This method amortizes mortgage servicing rights in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions. Loan servicing rights, which are classified in other assets, are periodically evaluated for impairment.

Stock-Based Compensation

Valley adopted on a prospective basis the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for awards granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period.

Because Valley adopted the fair value provisions prospectively, compensation expense related to employee stock options granted will not have a full impact until 2008, when the majority of its employee stock options reach their first full five-year vesting. The adoption of SFAS No. 123 did not have a material impact on Valley’s consolidated financial statements for the year ended December 31, 2003.

Prior to January 1, 2002, Valley accounted for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB No. 25, no compensation expense was recognized for stock options issued to employees since the options had an exercise price equal to the market value of the common stock on the date of the grant. Valley has provided the fair market disclosure required by SFAS No. 123 for awards granted prior to January 1, 2002, under “Notes to Consolidated Financial Statements”—Benefit Plans (Note 13).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All share and per share amounts have been restated to reflect the five percent stock dividend issued May 16, 2003, and all prior stock dividends and splits.

The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Net income (in thousands)	$153,415	$154,616	$135,204

Basic weighted-average number of shares outstanding	93,995,316	97,782,878	101,885,149
Plus: Common stock equivalents	503,303	574,200	540,598

Diluted weighted-average number of shares outstanding	94,498,619	98,357,078	102,425,747

Earnings per share:
Basic	$1.63	$1.58	$1.33
Diluted	1.62	1.57	1.32

At December 31, 2003, 2002 and 2001 there were 351 thousand, 7 thousand and 407 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Recent Accounting Pronouncements

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the issuer’s statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. SFAS No. 150 did not have any impact on Valley’s Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires disclosure of the nature of Valley’s commitments and contractual obligations including the maximum potential amount of future payments that Valley could be required to make under the guarantees, and the current amount of the liability, if any, for Valley’s obligations under the guarantees.

ACQUISITIONS AND DISPOSITIONS (Note 2)

On January 1, 2003, VNB acquired Glen Rauch Securities, Inc. (“Glen Rauch”), a brokerage firm specializing in municipal securities. The purchase of Glen Rauch was a cash acquisition with subsequent earn-out payments. Glen Rauch, an SEC registered broker-dealer subsidiary, has become part of Valley’s Financial Services Division.

On October 31, 2002, VNB acquired NIA/Lawyers Title Agency, LLC (“NIA/Lawyers”), a title insurance agency based in Paramus, NJ. NIA/Lawyers, a subsidiary, has become part of Valley’s Financial Services Division. During 2003, NIA/Lawyers operations were merged with Wayne Title, Inc. to become Valley National Title Services, Inc.

In August 2002, VNB completed its acquisition of Masters Coverage Corp. (“Masters”), an independent insurance agency. Masters is an all-line insurance agency offering property and casualty, life and health insurance. The purchase of Masters was a cash acquisition with subsequent earn-out payments. Masters, a subsidiary, has become part of VNB’s Financial Services Division.

The aggregate purchase price of Glen Rauch, NIA/Lawyers and Masters was $14.5 million and after allocating $6.2 million to the identifiable tangible and intangible assets, VNB recorded $8.3 million of goodwill. Goodwill is classified in other assets in the consolidated statements of financial condition.

On May 1, 2002, Valley completed the sale of its subsidiary VNB Financial Services, Inc., a Canadian finance company, to State Farm Mutual Automobile Insurance Company for a purchase price equal to Valley’s equity in the subsidiary plus a premium of approximately $1.6 million. The subsidiary primarily originated fixed rate auto loans in Canada through a marketing program with State Farm.

On January 19, 2001, Valley completed its merger with Merchants New York Bancorp, Inc. (“Merchants”), parent of The Merchants Bank of New York headquartered in Manhattan. Under the terms of the merger agreement, each outstanding share of Merchants common stock was exchanged for 0.7634 shares of Valley common stock. As a result, a total of approximately 14 million shares of Valley common stock were exchanged (the exchange rate and number of shares exchanged have not been restated for the 5 percent stock dividend issued May 18, 2001, the 5 for 4 stock split issued May 17, 2002 and the 5 percent stock dividend issued May 16, 2003). This merger added seven branches in Manhattan. The transaction was accounted for utilizing the pooling-of-interests method of accounting. The consolidated financial statements of Valley have been restated to include Merchants for all periods presented.

During the first quarter of 2001, Valley recorded merger-related charges of $9.0 million related to the acquisition of Merchants. On an after tax basis, these charges totaled $7.0 million. These charges included only identified direct and incremental costs associated with this acquisition. Items included in these charges included the following: personnel expenses which included severance payments for terminated directors of Merchants; professional fees which included investment banking, accounting and legal fees; and other expenses which included the disposal of data processing equipment and the write-off of supplies and other assets not considered useful in the operation of the combined entities. The major components of the merger-related charges, consisting of professional fees, personnel and the disposal of data processing equipment, totaled $4.4 million, $3.2 million and $486 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2003 and 2002 were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$172,707	$7,174	$(30)	$179,851
Mortgage-backed securities	629,237	5,780	(6,323)	628,694
Other debt securities	375,317	16,925	(3,000)	389,242

Total debt securities	1,177,261	29,879	(9,353)	1,197,787
FRB & FHLB stock	54,978	—	—	54,978

Total investment securities held to maturity	$1,232,239	$29,879	$(9,353)	$1,252,765

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$128,839	$6,103	$(23)	$134,919
Mortgage-backed securities	17,336	997	—	18,333
Other debt securities	379,347	6,938	(7,427)	378,858

Total debt securities	525,522	14,038	(7,450)	532,110
FRB & FHLB stock	65,370	—	—	65,370

Total investment securities held to maturity	$590,892	$14,038	$(7,450)	$597,480

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2003 were as follows:

	December 31, 2003
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$3,778	$(30)	$ —	$ —	$3,778	$(30)
Mortgage-backed securities	352,596	(6,323)	—	—	352,596	(6,323)
Other debt securities	18,592	(780)	36,882	(2,220)	55,474	(3,000)

Total debt securities	$374,966	$(7,133)	$36,882	$(2,220)	$411,848	$(9,353)

Management does not believe that any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while losses reported in other debt securities consists of trust preferred securities. These unrealized losses are primarily due to changes in interest rates.

As of December 31, 2003, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and FHLB advances and for other purposes required by law, was $495.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of investments in debt securities held to maturity at December 31, 2003, are set forth in the following table:

	December 31, 2003
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$44,253	$44,305
Due after one year through five years	19,411	20,746
Due after five years through ten years	53,848	57,150
Due after ten years	430,512	446,892

	548,024	569,093
Mortgage-backed securities	629,237	628,694

Total debt securities held to maturity	$1,177,261	$1,197,787

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 6.0 years at December 31, 2003 and 1.9 years at December 31, 2002. The increase in weighted-average remaining life was primarily due to Valley’s decision to classify approximately $555 million of securities which were purchased during the third quarter of 2003 as held to maturity.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2003 and 2002 were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$375,555	$1,070	$(1,714)	$374,911
Obligations of states and political subdivisions	100,794	5,503	(86)	106,211
Mortgage-backed securities	1,281,807	25,337	(1,944)	1,305,200

Total debt securities	1,758,156	31,910	(3,744)	1,786,322
Equity securities	15,137	4,351	(130)	19,358

Total investment securities available for sale	$1,773,293	$36,261	$(3,874)	$1,805,680

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$222,853	$1,168	$—	$224,021
Obligations of states and political subdivisions	105,699	5,319	(53)	110,965
Mortgage-backed securities	1,719,470	53,363	(32)	1,772,801

Total debt securities	2,048,022	59,850	(85)	2,107,787
Equity securities	27,037	6,065	(523)	32,579

Total investment securities available for sale	$2,075,059	$65,915	$(608)	$2,140,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities available for sale at December 31, 2003 were as follows:

	December 31, 2003
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$101,635	$(1,714)	$—	$—	$101,635	$(1,714)
Obligations of states and political subdivisions	2,853	(86)	—	—	2,853	(86)
Mortgage-backed securities	194,389	(1,944)	—	—	194,389	(1,944)

Total debt securities	298,877	(3,744)	—	—	298,877	(3,744)
Equity securities	1,040	(20)	880	(110)	1,920	(130)

Total	$299,917	$(3,764)	$880	$(110)	$300,797	$(3,874)

Management does not believe that any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses for the U.S. Treasury securities and other government agencies and corporations are on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Included in available for sale securities are $40 million of mortgage-backed securities which were delivered in January 2004 to a counterparty as a result of a covered call option that was exercised in December 2003. Valley recorded interest income on these securities through the time of delivery.

As of December 31, 2003, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and FHLB advances and for other purposes required by law, was $400.8 million.

The contractual maturities of investments in debt securities available for sale at December 31, 2003, are set forth in the following table:

	December 31, 2003
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$166,234	$166,708
Due after one year through five years	108,365	109,440
Due after five years through ten years	170,871	174,065
Due after ten years	30,879	30,909

	476,349	481,122
Mortgage-backed securities	1,281,807	1,305,200

Total debt securities available for sale	$1,758,156	$1,786,322

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2003 and 2002 was 4.4 years and 5.8 years, respectively. The decrease in weighted-average remaining life was mainly due to Valley’s decision to classify approximately $555 million of securities which were purchased during the third quarter of 2003 as held to maturity.

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale included in earnings for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(in thousands)
Sales transactions:
Gross gains	$15,690	$7,361	$4,035
Gross losses	(9)	(269)	(1,464)

	15,681	7,092	2,571

Maturities and other securities transactions:
Gross gains	—	—	993
Gross losses	(75)	—	—

	—	—	993

Gains on securities transactions, net	$15,606	$7,092	$3,564

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2003 and 2002 was as follows:

	2003	2002
	(in thousands)
Commercial	$1,184,652	$1,115,784

Total commercial loans	1,184,652	1,115,784

Construction	222,748	200,896
Residential mortgage	1,596,859	1,427,715
Commercial mortgage	1,553,037	1,515,095

Total mortgage loans	3,372,644	3,143,706

Home equity	476,149	451,543
Credit card	10,722	11,544
Automobile	1,013,938	932,672
Other consumer	114,304	107,239

Total consumer loans	1,615,113	1,502,998

Total loans	$6,172,409	$5,762,488

Included in the table above are loans held for sale in the amount of $5.7 million and $42.3 million at December 31, 2003 and 2002, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 2003, adjusted for changes in directors, executive officers and their affiliates:

2003
(in thousands)
Outstanding at beginning of year	$24,031
New loans and advances	29,502
Repayments	(7,887)

Outstanding at end of year	$45,646

All loans to related parties are performing.

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2003 and 2002 were as follows:

	2003	2002
	(in thousands)
Loans past due in excess of 90 days and still accruing	$2,792	$4,931

Non-accrual loans	$22,338	$21,524
Other real estate owned	797	43

Total non-performing assets	$23,135	$21,567

Troubled debt restructured loans	$—	$—

The amount of interest income that would have been recorded on non-accrual loans in 2003, 2002 and 2001 had payments remained in accordance with the original contractual terms approximated $1.4 million, $1.1 million and $655 thousand, respectively. The actual amount of interest income recorded on these types of assets in 2003, 2002 and 2001 totaled $671 thousand, $768 thousand and $192 thousand, respectively, resulting in lost interest income of $708 thousand, $355 thousand and $463 thousand, respectively.

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were non-accrual, classified as troubled debt restructured loans, or contractually past due in excess of 90 days and still accruing interest.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $16.1 million and $1.8 million, respectively, at December 31, 2003 and $16.0 million and $3.4 million, respectively, at December 31, 2002. The average balance of impaired loans during 2003, 2002 and 2001 was approximately $17.8 million, $8.7 million and $6.1 million, respectively. The amount of cash basis interest income that was recognized on impaired loans during 2003, 2002 and 2001 was $789 thousand, $368 thousand and $828 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLOWANCE FOR LOAN LOSSES (Note 6)

Transactions recorded in the allowance for loan losses during 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$64,087	$63,803	$61,995
Provision charged to operating expense	7,345	13,644	15,706

	71,432	77,447	77,701

Less net loan charge-offs:
Loans charged-off	(11,647)	(18,514)	(18,004)
Less recoveries on loan charge-offs	4,865	5,154	4,106

Net loan charge-offs	(6,782)	(13,360)	(13,898)

Balance at end of year	$64,650	$64,087	$63,803

LOAN SERVICING (Note 7)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $2.0 billion, $1.8 billion and $2.4 billion at December 31, 2003, 2002 and 2001, respectively. The outstanding balance of loans serviced for others is properly not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $99.4 million, $100.4 million and $91.8 million of SBA loans at December 31, 2003, 2002 and 2001, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is properly not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$21,596	$29,205	$32,729
Purchase and origination of loan servicing rights	19,548	3,380	5,678
Amortization expense	(11,525)	(10,989)	(9,202)

Balance at end of year	$29,619	$21,596	$29,205

Amortization expense in 2003, 2002 and 2001 includes $4.1 million, $4.4 million and $2.0 million, respectively, of impairment expense for loan servicing rights, and is classified in amortization of intangible assets in the consolidated statements of income. In 2003, the book balance of $29.6 million approximated fair value. Based on current market conditions, amortization expense related to the mortgage servicing asset at December 31, 2003 is expected to be approximately $21.3 million through 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREMISES AND EQUIPMENT, NET (Note 8)

At December 31, 2003 and 2002, premises and equipment, net consisted of:

	2003	2002
	(in thousands)
Land	$25,505	$22,940
Buildings	77,368	64,839
Leasehold improvements	27,703	22,572
Furniture and equipment	107,698	101,146

	238,274	211,497
Less: Accumulated depreciation and amortization	(109,668)	(97,742)

Total premises and equipment, net	$128,606	$113,755

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $11.3 million, $9.5 million and $8.8 million, respectively.

OTHER ASSETS (Note 9)

At December 31, 2003 and 2002, other assets consisted of the following:

	2003	2002
	(in thousands)
Loan servicing rights	$29,619	$21,596
Goodwill and other intangibles	22,431	17,785
Other real estate owned	797	43
Net deferred tax asset	54,205	42,060
Due from customers on acceptances outstanding	15,148	16,524
Other	56,989	62,688

Total other assets	$179,189	$160,696

DEPOSITS (Note 10)

Included in time deposits at December 31, 2003 and 2002 are certificates of deposit over $100 thousand of $979.3 million and $940.5 million, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $14.6 million, $22.9 million and $39.1 million in 2003, 2002 and 2001, respectively.

The scheduled maturities of time deposits as of December 31, 2003 are as follows:

(in thousands)
2004	$1,515,934
2005	258,435
2006	101,185
2007	66,437
2008	189,150
Thereafter	71,347

Total time deposits	$2,202,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2003 and 2002 consisted of the following:

	2003	2002	2001
	(in thousands)
Fed funds purchased	$160,000	$105,000	$—
Securities sold under agreements to repurchase	174,577	141,315	95,626
Treasury tax and loan	27,729	32,118	75,237
FHLB advances	—	100,000	106,800
Other	15,000	—	26,599

Total short-term borrowings	$377,306	$378,433	$304,262

The weighted average interest rate for short-term borrowings at December 31, 2003, 2002 and 2001 was 0.98 percent, 1.27 percent and 2.8 percent, respectively.

At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002
	(in thousands)
FHLB advances	$875,500	$899,500
Securities sold under agreements to repurchase	461,000	220,000
Note to VNB Capital Trust I (Note 12)	206,186	206,186
Other	4,535	142

Total long-term borrowings	$1,547,221	$1,325,828

The Federal Home Loan Bank (“FHLB”) advances included in long-term debt had a weighted average interest rate of 4.36 percent at December 31, 2003 and 4.77 percent at December 31, 2002. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $45.9 million, $36.0 million, and $23.4 million was recorded on FHLB advances during the years ended December 31, 2003, 2002 and 2001, respectively. The advances are scheduled for repayment as follows:

(in thousands)
2004	$72,000
2005	23,000
2006	88,000
2007	336,500
2008	—
Thereafter	356,000

Total long-term FHLB advances	$875,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $461.0 million and $220.0 million at December 31, 2003 and 2002, respectively. The weighted average interest rate for this debt was 3.15 percent and 5.49 percent at December 31, 2003 and 2002, respectively. Interest expense of $12.4 million, $17.6 million, and $21.2 million was recorded during the years ended December 31, 2003, 2002 and 2001, respectively. The schedule for repayment is as follows:

(in thousands)
2004	$10,000
2005	30,000
2006	50,000
2007	186,000
2008	66,000
Thereafter	119,000

Total long-term securities sold under agreements to repurchase	$461,000

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $896.2 million and $686.8 million at December 31, 2003 and 2002, respectively.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (Note 12)

In November 2001, Valley sold $200.0 million of 7.75 percent preferred securities through a statutory business trust, VNB Capital Trust I (“Trust”). Valley owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by Valley. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley.

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

On December 10, 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R required Valley to de-consolidate its investment in VNB Capital Trust I. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been restated to reflect this change.

The Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, however, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital. See Note 16 of the Notes to Consolidated Financial Statements. If Tier 2 capital treatment had been required at December 31, 2003, Valley would remain “well capitalized” under the Federal bank regulatory agencies definitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BENEFIT PLANS (Note 13)

Pension Plan

VNB has a non-contributory benefit plan covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is VNB’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. In addition, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the pension plans at December 31, 2003 and 2002:

	Pension Plans
	2003	2002
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$43,308	$38,585
Service cost	2,560	2,254
Interest cost	2,892	2,691
Plan amendments	717	489
Actuarial loss	3,896	1,140
Benefits paid	(2,005)	(1,851)

Projected benefit obligation at end of year	$51,368	$43,308

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$37,911	$40,280
Actual return on plan assets	6,554	(3,222)
Employer contributions	2,636	2,599
Benefits paid	(1,900)	(1,746)

Fair value of plan assets at end of year	$45,201	$37,911

Funded status	$(6,167)	$(5,397)
Unrecognized net asset	(16)	(95)
Unrecognized prior service cost	1,173	545
Unrecognized net actuarial loss/(gain)	4,822	3,874

Net amount recognized	$(188)	$(1,073)

Amounts recognized in the statement of financial statement of condition for 2003 and 2002 consist of:

	2003	2002
	(in thousands)
Prepaid benefit cost	$2,842	$1,851
Accrued benefit cost	(3,900)	(2,924)
Intangible assets	870	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(188)	$(1,073)

The accumulated benefit obligation for all pension plans was $44.7 million and $38.6 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2003	2002
	(in thousands)
Projected benefit obligation	$4,052	$2,986
Accumulated benefit obligation	3,900	2,873
Fair value of plan assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension expense for 2003, 2002 and 2001 included the following components:

	2003	2002	2001
	(in thousands)
Service cost	$2,560	$2,254	$2,097
Interest cost	2,892	2,691	2,502
Expected return on plan assets	(3,542)	(3,609)	(3,340)
Net amortization of transition asset	(79)	(79)	(170)
Amortization of prior service cost	89	77	36
Amortization of net (gains)/loss	(64)	(128)	(586)

Total net periodic pension expense	$1,856	$1,206	$539

Additional information:

	2003	2002
Increase in minimum liability included in other comprehensive income	—	—

In determining rate assumptions, VNB looks to current rates on fixed-income debt securities that receive one of the two highest ratings given by a recognized ratings agency such as a rating of AAA or AA from Moody’s or such as rates based on U.S. Treasury securities.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan as of December 31, 2003 and 2002, was:

	2003	2002
Discount rate	6.25%	6.75%
Future compensation increase rate	4.00	4.00

The weighted average discount rate and expected long-term rate of return on assets used in determining Valley’s pension expense for the year ended December 31, 2003 and 2002, was:

	2003	2002
Discount rate	6.75%	7.15%
Expected long-term return on plan assets	8.50	9.00
Rate of compensation increase	4.00	4.50

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

Valley’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	2003	2002
Asset Category
Equity securities	60.6%	54.3%
Fixed income securities	32.7	32.1
Other	6.7	13.6

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Section 402 (c) of ERISA, the Plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with Valley’s Pension Committee’s policy and guidelines. The target asset allocation set for the Plan are in equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion, is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to be above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of above the Merrill Lynch Intermediate Government/Corporate index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the Plan. The ratings of commercial paper purchased individually shall be A-1/P-1 or comparable as measured by a standard rating service.

The pension plan held 78,440 shares and 62,355 shares of VNB Capital Trust I preferred securities at December 31, 2003 and 2002, respectively. These shares had fair market values of $2.1 million and $1.6 million at December 31, 2003 and 2002, respectively. Dividends received for these shares were $139 thousand and $86 thousand for the years ended December 31, 2003 and 2002.

Valley expects to contribute $3.2 million to the plan during 2004 based upon actuarial estimates.

Merchants also maintained a non-contributing benefit plan which was merged into the Valley plan effective December 31, 2001, and is included in the above tables.

Valley maintains a non-qualified Directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.5 million and 6.25 percent, respectively, at December 31, 2003, and $1.4 million and 6.75 percent, respectively, at December 31, 2002. An expense of $299 thousand, $234 thousand and $188 thousand has been recognized for the plan in the years ended December 31, 2003, 2002 and 2001, respectively. Valley also maintains non-qualified plans for former Directors and Senior Management of Merchants. Valley did not merge these plans into their existing non-qualified plans. At December 31, 2003, the Directors’ plan obligation is fixed at $3.9 million, of which $3.8 million has been accrued. At December 31, 2003, the Senior Management’s plan obligation is fixed at $7.0 million, of which $4.7 million has been funded partly by insurance policies. The remaining obligation of $2.3 million is being accrued on a straight-line basis over the remaining benefit period. In addition to Merchants, Valley maintains non-qualified plans for Directors of former banks acquired. Collectively, the plan obligation is $266 thousand, of which $186 thousand was accrued. The difference of $80 thousand is being accrued over the remaining benefit period.

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salaries expense during 2003, 2002 and 2001 were $5.9 million, $5.5 million and $5.9 million, respectively.

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute a percentage of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley stock. In 2003, VNB matched employee contributions with 50,328 shares, of which 29,064 were allocated from the KSOP and 17,465 shares were allocated from treasury stock. In 2002, VNB matched employee contributions with 61,125 shares, of which 26,019 shares were allocated from the KSOP and 29,089 shares were issued from treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, VNB matched employee contributions with 63,311 shares, of which 28,997 shares were allocated from the KSOP and 34,314 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, amounting to $1.3 million for 2003 and 2002 while $1.2 million was recorded in 2001. At December 31, 2003 the KSOP had 56,794 unallocated shares.

Effective July 2001, Merchants 401(k) plan was merged into the VNB KSOP plan. The Merchants plan did not match employee contributions.

Stock-Based Compensation

Valley adopted the fair value method provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for options granted after January 1, 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term.

Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 3.8 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equals 100 percent of the market price of Valley’s stock on the date of grant, and an option’s maximum term is ten years. The options granted under this plan are exercisable no earlier than one year after the date of grant, expire no more than ten years after the date of the grant, and are subject to a vesting schedule. Non-qualified options granted by Midland Bancorporation, Inc. (“Midland”) and assumed by Valley in its acquisition of Midland have no vesting period and a maximum term of fifteen years.

For 2003 and 2002 grants, Valley recorded stock-based employee compensation expense for incentive stock options of $346 thousand and $47 thousand, respectively, net of tax and will continue to amortize the remaining cost of these grants of approximately $2.2 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2003, 2002 and 2001, respectively: dividend yield of 3.03, 3.28 and 3.22 percent; risk-free interest rates of 3.94, 3.41 and 5.05 percent; expected volatility of 19.97, 24.10 and 24.08 percent and expected term of 7.65, 7.01 and 7.74 years. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(in thousands, except for share data)
Net income
As reported	$153,415	$154,616	$135,204
Stock-based compensation cost, net of tax	(924)	(1,168)	(1,217)

Pro forma	$152,491	$153,448	$133,987

Earnings per share
As reported:
Basic	$1.63	$1.58	$1.33
Diluted	1.62	1.57	1.32
Pro forma:
Basic	$1.62	$1.57	$1.32
Diluted	1.61	1.56	1.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of qualified and non-qualified stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,372,109	$20	2,502,227	$17	2,711,141	$13
Granted	421,792	29	390,966	25	555,340	23
Exercised	(273,818)	16	(448,014)	11	(704,078)	8
Forfeited or expired	(100,753)	22	(73,070)	21	(60,176)	17

Outstanding at end of year	2,419,330	22	2,372,109	20	2,502,227	17

Options exercisable at year-end	1,234,444	18	1,193,278	17	1,249,169	14

Weighted-average fair value of options granted during the year	$5.61		$4.86		$5.62

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3-18	391,257	3.6 years	$14	379,147	$14
18-20	570,199	5.4	19	478,731	19
20-23	627,410	7.4	22	271,490	22
23-29	830,464	9.2	27	105,076	25

3-29	2,419,330	6.9	22	1,234,444	18

As of December 31, 2003 and 2002, 15,763 shares of stock appreciation rights were outstanding and 29,451 shares of stock appreciation rights were outstanding as of December 31, 2001.

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2003, 2002 and 2001.

Restricted Stock Awards	2003	2002	2001
Outstanding at beginning of year	331,946	360,240	285,967
Granted	105,509	97,185	184,722
Vested	(84,381)	(104,867)	(99,884)
Forfeited or expired	(26,567)	(20,612)	(10,565)

Outstanding at end of year	326,507	331,946	360,240

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $2.0 million in 2003 and $2.2 million in both 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Owned Life Insurance

During 2001 and 2002, Valley invested $150.0 million in BOLI to help offset the rising cost of employee benefits. Income of $6.2 million and $6.7 was recorded from the BOLI for the years ended December 31, 2003 and 2002, respectively. BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries or high grade corporate securities and is managed by two independent investment firms.

INCOME TAXES (Note 14)

Income tax expense (benefit) included in the consolidated financial statements consisted of the following:

	2003	2002	2001
	(in thousands)
Income tax from operations:
Current:
Federal	$81,512	$84,868	$69,213
State, net of federal tax benefit	6,210	9,194	2,470

	87,722	94,062	71,683
Deferred:
Federal and State	(7,987)	(29,382)	(7,532)

Total income tax expense	$79,735	$64,680	$64,151

Included in other comprehensive income is income tax expense of $11.8 million, $24.0 million and $12.8 million attributable to net unrealized gains on securities available for sale for the years ended December 31, 2003, 2002 and 2001, respectively.

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$27,864	$25,798
Depreciation	31,758	31,097
State income taxes (net)	1,808	1,465
Non-accrual loan interest	624	583
Other	10,775	10,673

Total deferred tax assets	72,829	69,616

Deferred tax liabilities:
Unrealized gain on securities available for sale	11,798	23,936
Purchase accounting adjustments	65	67
Unearned discount on investments	158	231
Other	6,603	3,322

Total deferred tax liabilities	18,624	27,556

Net deferred tax asset	$54,205	$42,060

Based upon taxes paid and projections of future taxable income, over the periods in which the deferred taxes are deductible, management believes that it is more likely than not, that Valley will realize the benefits of these deductible differences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate follows:

	2003	2002	2001
	(in thousands)
Tax at statutory federal income tax rate	$81,603	$76,754	$69,774
Increases (decreases) resulted from:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(3,885)	(3,692)	(3,936)
BOLI	(2,166)	(2,349)	(742)
State income tax, net of federal tax benefit	4,037	2,721	811
Corporate restructuring	—	(8,750)	—
Other, net	146	(4)	(1,756)

Income tax expense	$79,735	$64,680	$64,151

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $344 thousand for the year ended December 31, 2003 and $1.1 million for the year ended December 31, 2002.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

(in thousands)
2004	$8,200
2005	7,707
2006	6,900
2007	6,460
2008	5,029
Thereafter	21,218

Total lease commitments	$55,514

Net occupancy expense for 2003, 2002 and 2001 included approximately $6.5 million, $5.3 million and $4.6 million, respectively, of rental expenses, net of rental income of $2.9 million, $3.0 million and $3.2 million, respectively, for leased bank facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Commitments under commercial loans and lines of credit	$1,062,855	$1,147,557
Home equity and other revolving lines of credit	519,980	407,752
Outstanding commercial mortgage loan commitments	338,185	256,355
Standby letters of credit	159,620	155,814
Outstanding residential loan commitments	113,638	307,120
Commitments under unused lines of credit-credit card	108,521	115,548
Commercial letters of credit	29,036	31,302
Commitments to sell loans	4,505	21,338

Total financial instruments with off-balance sheet risk	$2,336,340	$2,442,786

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

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated statements of financial condition or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

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

Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2003, Valley exceeded all capital adequacy requirements to which it was subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s ratios at December 31, 2003 were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Valley’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2003
Total Risk-based Capital	$871,514	12.1%	$574,262	8.0%	$717,827	10.0%
Tier I Risk-based Capital	806,865	11.2	287,131	4.0	430,696	6.0
Tier I Leverage Capital	806,865	8.4	386,359	4.0	482,948	5.0
As of December 31, 2002
Total Risk-based Capital	$836,479	12.5%	$536,029	8.0%	$670,037	10.0%
Tier I Risk-based Capital	765,490	11.4	268,015	4.0	402,022	6.0
Tier I Leverage Capital	765,490	8.7	353,161	4.0	441,452	5.0

VNB’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2003
Total Risk-based Capital	$736,114	10.3%	$572,384	8.0%	$715,481	10.0%
Tier I Risk-based Capital	671,464	9.4	286,192	4.0	429,288	6.0
Tier I Leverage Capital	671,464	7.0	385,110	4.0	481,388	5.0
As of December 31, 2002
Total Risk-based Capital	$727,444	10.9%	$532,846	8.0%	$666,058	10.0%
Tier I Risk-based Capital	663,355	10.0	266,423	4.0	399,635	6.0
Tier I Leverage Capital	663,355	7.6	351,211	4.0	439,014	5.0

Dividend Restrictions

VNB, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, VNB’s only shareholder. Prior approval by the office of the Comptroller of the Currency (“OCC”) is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2004 without prior approval from the OCC of up to $31.4 million plus an amount equal to VNB’s net profits for 2004 to the date of such dividend declaration. In addition to dividends received from its subsidiary bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2003:

	Shares Issued	Shares in Treasury
Balance, December 31, 2000	98,165,570	(659,493)
Stock dividend (5 percent)	4,426,522	458,416
Effect of stock incentive plan, net	49,290	825,482
Purchase of treasury stock	—	(2,901,982)

Balance, December 31, 2001	102,641,382	(2,277,577)
Effect of stock incentive plan, net	50,890	490,163
Purchase of treasury stock		(5,855,324)
Retirement of treasury stock	(3,685,240)	3,685,240

Balance, December 31, 2002	99,007,032	(3,957,498)
Effect of stock incentive plan, net	(91,183)	394,702
Purchase of treasury stock	—	(1,442,585)
Retirement of treasury stock	(4,713,486)	4,713,486

Balance, December 31, 2003	94,202,363	(291,895)

Treasury Stock

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to 2.5 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. No purchases were made in 2003 under this repurchase plan.

On August 21, 2001 Valley’s Board of Directors authorized the repurchase of up to 10.5 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and were used for general corporate purposes. Valley had repurchased 1.4 million shares during 2003 for a total of 10.2 million shares of its common stock under this repurchase program. Valley expects to continue its existing repurchase program until all 10.5 million shares are purchased before the newly authorized program becomes effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2003
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$126,431	$126,040	$120,840	$124,187
Interest expense	37,207	37,217	39,141	35,357
Net interest income	89,224	88,823	81,699	88,830
Provision for loan losses	3,255	1,755	1,085	1,250
Non-interest income	25,642	26,222	33,325	23,008
Non-interest expense	54,139	55,943	54,128	52,068
Income before income taxes	57,472	57,347	59,811	58,520
Income tax expense	19,490	19,618	20,475	20,152
Net income	37,982	37,729	39,336	38,368
Earnings per share:
Basic	0.40	0.40	0.42	0.41
Diluted	0.40	0.40	0.42	0.41
Cash dividends declared per share	0.214	0.225	0.225	0.225
Average shares outstanding:
Basic	94,658,595	93,798,729	93,714,747	93,821,474
Diluted	95,098,987	94,313,570	94,300,246	94,438,268

	Quarters ended 2002
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$128,158	$131,357	$131,253	$126,651
Interest expense	44,311	43,842	44,150	41,150
Net interest income	83,847	87,515	87,103	85,501
Provision for loan losses	3,705	3,974	3,299	2,666
Non-interest income	18,044	20,421	20,755	22,018
Non-interest expense	45,373	46,629	48,804	51,458
Income before income taxes	52,813	57,333	55,755	53,395
Income tax expense	14,213	17,437	16,799	16,231
Net income	38,600	39,896	38,956	37,164
Earnings per share:
Basic	0.39	0.40	0.40	0.39
Diluted	0.38	0.40	0.40	0.39
Cash dividends declared per share	0.205	0.214	0.214	0.214
Average shares outstanding:
Basic	99,613,756	98,709,539	97,341,393	95,516,698
Diluted	100,318,558	99,344,567	97,925,304	96,055,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2003	2002
	(in thousands)
Assets
Cash and due from banks	$4,919	$3,191
Investment securities available for sale	152,032	127,496
Investment securities held to maturity	450	456
Investment in subsidiaries	714,996	719,234
Loan to subsidiary bank employee benefit plan	357	536
Other assets	10,207	10,672

Total assets	$882,961	$861,585

Liabilities
Dividends payable to shareholders	$21,120	$20,448
Long-term debt	206,186	206,186
Other liabilities	2,866	3,213

Total liabilities	230,172	229,847

Shareholders’ Equity
Preferred stock	—	—
Common stock	33,304	33,332
Surplus	318,599	318,964
Retained earnings	288,313	338,770
Unallocated common stock held by employee benefit plan	(259)	(435)
Accumulated other comprehensive income	20,531	41,319

	660,488	731,950
Treasury stock, at cost	(7,699)	(100,212)

Total shareholders’ equity	652,789	631,738

Total liabilities and shareholders’ equity	$882,961	$861,585

Condensed Statements of Income

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Income
Dividends from subsidiary	$145,000	$144,000	$93,000
Income from subsidiary	328	1,253	721
Gains on securities transactions, net	7,633	5,106	156
Other interest and dividends	802	1,154	1,531

	153,763	151,513	95,408
Expenses	18,107	17,867	6,070

Income before income tax benefit and equity in undistributed earnings of subsidiary	135,656	133,646	89,338
Income tax benefit	(3,479)	(3,880)	(1,223)

Income before equity in undistributed earnings of subsidiary	139,135	137,526	90,561
Equity in undistributed earnings of subsidiary	14,280	17,090	44,643

Net Income	$153,415	$154,616	$135,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$153,415	$154,616	$135,204
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(14,280)	(17,090)	(44,643)
Depreciation and amortization	301	310	347
Amortization of compensation costs pursuant to long-term stock incentive plan	3,046	2,316	2,020
Net amortization of premiums and accretion of discounts	(48)	(91)	(194)
Net gains on securities transactions	(7,633)	(5,106)	(156)
Net decrease (increase) in other assets	164	(226)	(5,580)
Net decrease in other liabilities	(174)	(1,114)	(3,224)

Net cash provided by operating activities	134,791	133,615	83,774

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	429,906	435,418	920
Proceeds from maturing investment securities available for sale	1,075	135,000	65,026
Purchases of investment securities available for sale	(449,396)	(472,814)	(233,424)
Purchases of investment securities held to maturity	—	(459)	—
Purchase of common stock of subsidiary	—	—	(6,185)
Net decrease in short-term investments	—	—	22,010
Payment of employee benefit plan loan	179	178	179

Net cash (used in) provided by investing activities	(18,236)	97,323	(151,474)

Cash flows from financing activities:
Net decrease in other borrowings	—	(4,000)	(6,000)
Advances of long-term debt	—	—	206,185
Purchase of common shares to treasury	(35,362)	(149,628)	(65,012)
Dividends paid to common shareholders	(82,931)	(82,409)	(76,260)
Common stock issued, net of cancellations	3,466	6,091	8,230

Net cash (used in) provided by financing activities	(114,827)	(229,946)	67,143

Net increase (decrease) in cash and cash equivalents	1,728	992	(557)
Cash and cash equivalents at beginning of year	3,191	2,199	2,756

Cash and cash equivalents at end of year	$4,919	$3,191	$2,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

Limitations: The fair value estimates made at December 31, 2003 and 2002 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation, trust and investment management departments) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and short-term investments: For such short-term investments, the carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale and trading securities: Fair values are based on quoted market prices.

Loans: Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for deposits of similar remaining maturity.

Short-term borrowings and Long-term debt: The fair value is estimated by obtaining quoted market prices of financial instruments when available. The fair value of other short-term and long-term debt is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$218,166	$218,166	$243,923	$243,923
Investment securities held to maturity	1,232,239	1,252,765	590,892	597,480
Investment securities available for sale	1,805,680	1,805,680	2,140,366	2,140,366
Trading securities	4,252	4,252	—	—
Net loans	6,107,759	6,308,081	5,698,401	5,823,729
Financial liabilities:
Deposits with no stated maturity	4,960,480	4,960,480	4,512,684	4,512,684
Deposits with stated maturities	2,202,488	2,227,720	2,170,703	2,185,528
Short-term borrowings	377,306	373,795	378,433	376,414
Long-term debt	1,547,221	1,561,605	1,325,828	1,393,489

The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 2003 and 2002 is not material.

BUSINESS SEGMENTS (Note 20)

VNB has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. During 2003, the allocation of income and expense generated from the financial services and mortgage services portfolios were directly assigned to the respective non-interest income and non-interest expense lines in the consumer lending segment. Prior years have been restated to reflect the new allocation policy adopted in 2003.

The consumer lending segment provides products and services that include residential mortgages, home equity loans, automobile loans, credit card loans and other consumer lines of credit. In addition, this segment reflects both non-interest income and non-interest expense generated through VNB’s trust and investment services, insurance products and mortgage servicing for investors. Consumer lending is generally available throughout New Jersey, New York and Pennsylvania.

The commercial lending division provides loan products and services to commercial establishments located primarily in New Jersey and New York. These include lines of credit, term loans, letters of credit, asset-based lending, construction, development and permanent real estate financing for owner occupied and leased properties, leasing, aircraft lending and Small Business Administration (“SBA”) loans. The SBA loans are offered through a sales force covering New Jersey and a number of surrounding states and territories. The commercial lending division serves numerous businesses through departments organized into product or specific geographic divisions.

The investment management segment handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity through the investment of VNB’s funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, service charges on deposit accounts and expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

The following tables represent the financial data for the four business segments for the years ended 2003, 2002 and 2001.

	Year ended December 31, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$3,092,919	$2,986,456	$2,692,385	$—	$8,771,760

Interest income	$180,092	$179,542	$143,987	$(6,123)	$497,498
Interest expense	46,964	45,347	40,882	15,729	148,922

Net interest income (loss)	133,128	134,195	103,105	(21,852)	348,576
Provision for loan losses	3,460	3,885	—	—	7,345

Net interest income (loss) after provision for loan losses	129,668	130,310	103,105	(21,852)	341,231
Non-interest income	50,972	11,445	14,137	31,643	108,197
Non-interest expense	45,087	22,355	626	148,210	216,278
Internal expense transfer	38,205	36,890	32,003	(107,098)	—

Income (loss) before income taxes	$97,348	$82,510	$84,613	$(31,321)	$233,150

Return on average interest-bearing assets (pre-tax)	3.15%	2.76%	3.14%	—	2.66%

	Year ended December 31, 2002
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,754,744	$2,766,755	$2,588,766	$—	$8,110,265

Interest income	$185,767	$183,682	$153,686	$(5,716)	$517,419
Interest expense	53,572	53,806	50,346	15,729	173,453

Net interest income (loss)	132,195	129,876	103,340	(21,445)	343,966
Provision for loan losses	6,671	6,973	—	—	13,644

Net interest income (loss) after provision for loan losses	125,524	122,903	103,340	(21,445)	330,322
Non-interest income	35,762	10,537	4,175	30,764	81,238
Non-interest expense	38,926	21,142	147	132,049	192,264
Internal expense transfer	35,764	35,919	31,607	(103,290)	—

Income (loss) before income taxes	$86,596	$76,379	$75,761	$(19,440)	$219,296

Return on average interest-bearing assets (pre-tax)	3.14%	2.76%	2.93%	—	2.70%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2001
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,656,593	$2,561,052	$2,450,333	$—	$7,667,978

Interest income	$201,678	$199,690	$158,189	$(6,071)	$553,486
Interest expense	75,753	73,029	69,871	2,282	220,935

Net interest income (loss)	125,925	126,661	88,318	(8,353)	332,551
Provision for loan losses	4,699	11,007	—	—	15,706

Net interest income (loss) after provision for loan losses	121,226	115,654	88,318	(8,353)	316,845
Non-interest income	36,630	8,485	2,448	20,913	68,476
Non-interest expense	40,173	17,909	824	127,060	185,966
Internal expense transfer	34,793	33,158	29,750	(97,701)	—

Income (loss) before income taxes	$82,890	$73,072	$60,192	$(16,799)	$199,355

Return on average interest-bearing assets (pre-tax)	3.12%	2.85%	2.46%	—	2.60%

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Valley National Bancorp

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young, LLP

New York, New York

February 10, 2004

New Jersey Headquarters

150 John F. Kennedy Parkway

Short Hills, NJ 07078

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Valley National Bancorp:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Valley National Bancorp and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Valley National Bancorp and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

January 16, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2002, Valley ended its relationship with KPMG LLP (“KPMG”) as its independent accountants, and appointed Ernst & Young LLP (“Ernst & Young”) as its new independent accountants. This determination followed Valley’s decision to seek proposals from independent accountants to audit Valley’s financial statements for the year ended December 31, 2002. The decision not to renew the engagement of KPMG and to retain Ernst & Young was approved by Valley’s Audit Committee of the Board of Directors. The Audit Committee decided that as a result of the increase in consulting work performed by KPMG, especially tax consulting work, it would be appropriate to separate the audit engagement from the consulting work. As a result, KPMG was dismissed and Ernst & Young was retained as auditors for the year ended December 31, 2002.

KPMG’s reports on Valley’s consolidated financial statements as of and for the years ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the fiscal year ended December 31, 2001 and through April 18, 2002, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the disagreements in connection with their report on Valley’s consolidated financial statements for 2001; and there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company provided KPMG with a copy of the foregoing disclosures.

Ernst & Young LLP, independent public accountants, audited the books and records of Valley for the year ended December 31, 2003 and 2002. Selection of Valley’s independent public accountants for the 2004 fiscal year will be made by the Audit Committee of the Board subsequent to the annual meeting.

Item 9A.    Controls and Procedures

Within 90 days prior to the date of this report, Valley carried out an evaluation, under the supervision and with the participation of Valley’s management, including Valley’s President and Chief Executive Officer and Valley’s Chief Financial Officer, of the effectiveness of the design and operation of Valley’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that Valley’s disclosure controls and procedures are effective in timely alerting them to material information relating to Valley (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in Valley’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Valley’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,340,004	*	$22.00	1,155,915
Equity compensation plans not approved by security holders	—		—	—

Total	2,340,004		$22.00	1,155,915

*	Does not include 79,326 options issued under plans of companies acquired by Valley that are still outstanding. No further options may be issued under these plans.

The information set forth under the caption “Stock Ownership of Management and Principal Shareholders” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Independent Public Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

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

(b)	Reports on Form 8-K:

(i)	Filed October 16, 2003, to furnish under Item 12, Valley’s third quarter earnings,
(ii)	Filed November 18, 2003, to report Valley’s implementation of FASB Staff Position 150-3.

(c)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

A.	Agreement and Plan of Merger dated September 5, 2000 among Valley, VNB, Merchants and Merchants Bank of New York is incorporated herein by reference to Valley’s Report on Form 8-K filed with the Commission on September 21, 2000.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant as amended on May 3, 2003 incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

B.	By-laws of the Registrant are filed herewith.

(10)	Material Contracts:

A.	Restated and amended “Change in Control Agreements” dated January 1, 1999 between Valley, VNB and Gerald H. Lipkin, Robert Meyer, and Peter Crocitto are filed herewith.

B.	“Change in Control Agreements” dated January 1, 1995 between Valley, VNB and Robert Farrell, Richard Garber and Robert Mulligan are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

C.	“Change in Control Agreement” dated February 1, 1996 between Valley, VNB and Jack Blackin incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

D.	“Change in Control Agreement” dated April 15, 1996 between Valley, VNB and John Prol incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

E.	“The Valley National Bancorp Long-term Stock Incentive Plan” dated January 19, 1999 and as amended is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

F.	“Severance Agreement” dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin is incorporated by reference to Registrant’s Registration Statement on Form S-4 (No. 33-55765) filed with the Securities and Exchange Commission on October 4, 1999.

G.	“Split-Dollar Agreement” dated July 7, 1995 between Valley, VNB, and Gerald H. Lipkin incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

H.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto and Robert M. Meyer are filed herewith.

I.	“Change in Control Agreement” dated January 3, 2000 between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

J.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

K.	Amendment to the “Severance Agreement” dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 filed on March 1, 2001.

L.	“Change in Control Agreement” dated April 4, 2001 between Valley, VNB and Alan D. Eskow incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

M.	“Employment Continuation and Non-Competition Agreements” dated September 5, 2000 between Valley, VNB and James G. Lawrence and Eric W. Gould incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

N.	“Change in Control Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

O.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

P.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

Q.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

R.	“Change in Control Agreement” dated November 28, 2001 between Valley, VNB and Garret G. Nieuwenhuis is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2001.

S.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(21)	List of Subsidiaries:

(a)	Subsidiaries of Valley:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.	New Jersey	100%
BNV Realty Incorporated (BNV)	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB RSI, Inc.	New Jersey	100%
Wayne Ventures, Inc.	New Jersey	100%
VNB International Services, Inc.	New Jersey	100%
New Century Asset Management, Inc.	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Merchants New York Commercial Corp.	Delaware	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Glen Rauch Securities, Inc.	New York	100%
Valley 747 Acquisition, LLC	New York	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(23)	Consents of Experts and Counsel

(24)	Power of Attorney of Certain Directors and Officers of Valley

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

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

Dated:    February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 26, 2004

/s/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2004

/s/ EDWARD J. LIPKUS Edward J. Lipkus	First Vice President and Controller (Principal Accounting Officer)	February 26, 2004

/s/ ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 26, 2004

/s/ CHARLES J. BAUM* Charles J. Baum	Director	February 26, 2004

/s/ PAMELA BRONANDER* Pamela Bronander	Director	February 26, 2004

/s/ JOSEPH COCCIA, JR.* Joseph Coccia, Jr.	Director	February 26, 2004

/s/ ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 26, 2004

/s/ MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 26, 2004

Signature	Title	Date

/s/ H. DALE HEMMERDINGER H. Dale Hemmerdinger	Director	February 26, 2004

/s/ GRAHAM O. JONES* Graham O. Jones	Director	February 26, 2004

/s/ WALTER H. JONES, III* Walter H. Jones, III	Director	February 26, 2004

/s/ GERALD KORDE* Gerald Korde	Director	February 26, 2004

/s/ ROBINSON MARKEL* Robinson Markel	Director	February 26, 2004

/s/ ROBERT E. MCENTEE* Robert E. McEntee	Director	February 26, 2004

/s/ RICHARD S. MILLER* Richard S. Miller	Director	February 26, 2004

/s/ ROBERT RACHESKY* Robert Rachesky	Director	February 26, 2004

/s/ BARNETT RUKIN* Barnett Rukin	Director	February 26, 2004

/s/ PETER SOUTHWAY* Peter Southway	Director	February 26, 2004

/s/ RICHARD F. TICE* Richard F. Tice	Director	February 26, 2004

/s/ LEONARD J. VORCHEIMER* Leonard J. Vorcheimer	Director	February 26, 2004

*By Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3)(B)	By-Laws of the Registrant

(10)(A)	Change in Control Agreements—Peter Crocitto, Gerald H. Lipkin and Robert Meyer

(10)(H)	Severance Agreements—Peter Crocitto and Robert Meyer

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(23.1)	KPMG LLP

(23.2)	Ernst & Young LLP

(24)	Power of Attorney

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.