Form 10-Q
period 2004-03-31
VALLEY NATIONAL BANCORP
filed 2004-05-07
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 98,718,767 shares were outstanding as of May 5, 2004.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$202,938	$218,166
Investment securities held to maturity, fair value of $1,318,584 and $1,252,765 in 2004 and 2003, respectively	1,287,239	1,232,239
Investment securities available for sale	1,891,506	1,805,680
Trading securities	2,446	4,252
Loans held for sale	6,457	5,720
Loans	6,272,443	6,166,689
Less: Allowance for loan losses	(64,796)	(64,650)

Net loans	6,207,647	6,102,039

Premises and equipment, net	131,007	128,606
Due from customers on acceptances outstanding	12,244	15,148
Accrued interest receivable	43,911	40,445
Bank owned life insurance	165,982	164,404
Other assets	187,711	164,041

Total Assets	$10,139,088	$9,880,740

Liabilities
Deposits:
Non-interest bearing	$1,684,616	$1,676,764
Interest bearing:
Savings	3,340,679	3,283,716
Time	2,230,104	2,202,488

Total deposits	7,255,399	7,162,968

Short-term borrowings	348,782	377,306
Long-term debt	1,620,320	1,547,221
Bank acceptances outstanding	12,244	15,148
Accrued expenses and other liabilities	225,646	125,308

Total Liabilities	9,462,391	9,227,951

Shareholders’ Equity (a)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0
Common stock, no par value, authorized 157,042,457 shares; issued 98,899,648 shares in 2004 and 98,912,481 shares in 2003	33,303	33,304
Surplus	318,836	318,599
Retained earnings	304,333	288,313
Unallocated common stock held by employee benefit plan	(213)	(259)
Accumulated other comprehensive income	24,994	20,531

	681,253	660,488
Treasury stock, at cost (181,372 shares in 2004 and 306,490 shares in 2003)	(4,556)	(7,699)

Total Shareholders’ Equity	676,697	652,789

Total Liabilities and Shareholders’ Equity	$10,139,088	$9,880,740

See accompanying notes to consolidated financial statements.

(a)	Share data reflects the 5 percent stock dividend declared on April 7, 2004, to be issued May 17, 2004 to shareholders of record on May 3, 2004.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2004	2003
Interest Income
Interest and fees on loans	$87,832	$91,827
Interest and dividends on investment securities:
Taxable	32,281	30,697
Tax-exempt	2,819	2,684
Dividends	493	1,137
Interest on federal funds sold and other short-term investments	90	86

Total interest income	123,515	126,431

Interest Expense
Interest on deposits:
Savings deposits	4,713	6,710
Time deposits	11,403	11,954
Interest on short-term borrowings	499	1,384
Interest on long-term debt	16,683	17,159

Total interest expense	33,298	37,207

Net Interest Income	90,217	89,224
Provision for loan losses	1,848	3,255

Net Interest Income after Provision for Loan Losses	88,369	85,969

Non-Interest Income
Trust and investment services	1,515	1,319
Insurance premiums	3,672	4,802
Service charges on deposit accounts	4,827	5,277
Gains on securities transactions, net	3,566	3,211
Gains on trading securities, net	717	755
Fees from loan servicing	2,177	1,993
Gains on sales of loans, net	817	2,588
Bank owned life insurance	1,578	1,515
Other	4,130	4,182

Total non-interest income	22,999	25,642

Non-Interest Expense
Salary expense	24,106	24,419
Employee benefit expense	5,416	6,307
Net occupancy expense	9,270	8,415
Amortization of intangible assets	2,199	2,766
Advertising	1,955	1,858
Other	10,135	10,374

Total non-interest expense	53,081	54,139

Income Before Income Taxes	58,287	57,472
Income tax expense	19,855	19,490

Net Income	$38,432	$37,982

Weighted Average Number of Shares Outstanding(a)
Basic	98,599,746	99,391,525
Diluted	99,146,875	99,853,936
Earnings Per Share: (a)
Basic	$0.39	$0.38
Diluted	0.39	0.38
Cash dividends declared per common share(a)	0.21	0.20

See accompanying notes to consolidated financial statements.

(a)	Share data reflects the 5 percent stock dividend declared on April 7, 2004, to be issued May 17, 2004 to shareholders of record on May 3, 2004.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$38,432	$37,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,391	5,442
Amortization of compensation costs pursuant to long-term stock incentive plans	736	762
Provision for loan losses	1,848	3,255
Net amortization of premiums and accretion of discounts	1,352	3,231
Net gains on securities transactions	(3,566)	(3,211)
Proceeds from sales of loans	13,976	76,335
Gains on sales of loans	(817)	(2,588)
Origination of loans held for sale	(13,896)	(49,178)
Purchases of trading securities	(78,705)	(83,535)
Proceeds from sales of trading securities	80,511	81,078
Net increase in cash surrender value of bank owned life insurance	(1,578)	(1,515)
Net increase in accrued interest receivable and other assets	(25,914)	(2,293)
Net increase in accrued expenses and other liabilities	94,069	24,379

Net cash provided by operating activities	111,839	90,144

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	205,155	170,366
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	274,780	364,466
Purchases of investment securities available for sale	(555,482)	(630,940)
Purchases of investment securities held to maturity	(84,049)	(31,737)
Proceeds from sales of investment securities held to maturity	0	1,630
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	28,764	9,021
Net increase in loans made to customers	(107,816)	(232,797)
Purchases of premises and equipment	(5,536)	(3,676)

Net cash used in investing activities	(244,184)	(353,667)

Cash flows from financing activities
Net increase in deposits	92,431	56,327
Net (decrease) increase in short-term borrowings	(28,524)	297,141
Advances of long-term debt	125,103	23,000
Repayment of long-term debt	(52,004)	(70,023)
Dividends paid to common shareholders	(21,112)	(20,432)
Purchase of common shares to treasury	0	(18,617)
Common stock issued, net of cancellations	1,223	837

Net cash provided by financing activities	117,117	268,233

Net (decrease) increase in cash and cash equivalents	(15,228)	4,710
Cash and cash equivalents at January 1	218,166	243,923

Cash and cash equivalents at March 31	$202,938	$248,633

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$29,772	$33,690
Cash paid during the period for federal and state income taxes	70	0

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003, the Consolidated Statements of Income for the three month periods ended March 31, 2004 and 2003 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. Share data reflects the 5 percent stock dividend declared on April 7, 2004 to be issued May 17, 2004 to shareholders of record on May 3, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2003 report on Form 10-K. Certain prior period amounts have been reclassified to conform to 2004 financial presentations.

2.	Earnings Per Share (EPS)[1]

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net income (in thousands)	$38,432	$37,982

Basic weighted-average number of shares outstanding	98,599,746	99,391,525
Plus: common stock equivalents	547,129	462,411

Diluted weighted-average number of shares outstanding	99,146,875	99,853,936

Earnings per share:
Basic	$0.39	$0.38
Diluted	0.39	0.38

1	Share data reflects the 5 percent stock dividend declared on April 7, 2004 to be issued May 17, 2004 to shareholders of record on May 3, 2004.

Common stock equivalents for the three months ended March 31, 2004 and 2003 exclude approximately 370 thousand and 459 thousand common stock options because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

3.	Stock –Based Compensation

Valley adopted on a prospective basis the fair value provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective January 1, 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2004 and 2003, Valley recorded stock-based employee compensation expense for incentive stock options of $151 thousand and $77 thousand, respectively, net of tax and will continue to amortize the remaining cost of these grants of approximately $2.2 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2004 and 2003, respectively: dividend yield of 3.24 and 3.03 percent; risk-free interest rate of 3.67 and 3.94 percent; expected volatility of 22.96 and 19.97 percent; and expected term of 7.52 and 7.65 years. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income (in thousands):
As reported	$38,432	$37,982
Stock-based compensation cost, net of tax	(171)	(231)

Pro forma net income	$38,261	$37,751

Earnings per share:
As reported
Basic	$0.39	$0.38
Diluted	0.39	0.38
Pro forma
Basic	$0.39	$0.38
Diluted	0.39	0.38

4.	Recent Developments

On April 7, 2004, the Board of Directors approved a 5 percent stock dividend to be issued May 17, 2004 to shareholders of record on May 3, 2004 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

5.	Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale, net of tax. The following table shows each component of comprehensive income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004		2003
	(in thousands)
Net income		$38,432		$37,982
Other comprehensive income (losses), net of tax:
Net change in unrealized gains and losses on securities available for sale	$6,688		$(4,083)
Less reclassification adjustment for gains included in net income	(2,225)		(2,007)

Net change in unrealized gains (losses)		4,463		(6,090)

Other comprehensive income (losses)		4,463		(6,090)

Total comprehensive income		$42,895		$31,892

6.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

7.	Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $168 million as of March 31, 2004. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Seventy six percent of Standbys are secured and in the event of non performance by the customer, Valley has rights on the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

8.	Pension Plan

Valley has a non-contributory benefit plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for each of the three months ended March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Service cost	$674	$604
Interest cost	786	723
Expected return on plan assets	(942)	(885)
Net amortization of transition asset	(4)	(20)
Amortization of prior service cost	37	22
Amortization of net (gains)/loss	0	(16)

Net periodic pension expense	$551	$428

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan, investment and mortgage prepayment assumptions, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a decline in the economy in New Jersey and/or New York, a decrease in loan origination volume, as well as a change in legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies.

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

Valley’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by Valley are presented in Note 1 of the Notes to Consolidated Financial Statements included in Valley’s December 31, 2003 report on Form 10-K. Valley has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Financial Condition. Note 1 of the Notes to Consolidated Financial Statements in Valley’s December 31, 2003 report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations.* Notes 1 and 14 of the Notes to Consolidated Financial Statements in Valley’s December 31, 2003 report on Form 10-K include additional discussion on the accounting for income taxes.

Executive Summary2

For the three months ended March 31, 2004, net income was $0.39 per diluted share or $38.4 million compared with $0.38 per diluted share or $38.0 million for the same period in 2003. Diluted earnings per share and net income continued strong for the first quarter, compared with the same period in 2003, however, low interest rates continued to affect these results.

The annualized return on average shareholders’ equity was 23.22 percent for the three months ended March 31, 2004 compared with 24.06 percent for the same period in 2003 while the annualized return on average assets was 1.57 percent for the three months ended March 31, 2004 compared with 1.67 percent recorded in the first quarter of 2003.

Valley’s total assets exceeded $10 billion for the first time during the first quarter of 2004. Loans and deposits grew at an annualized rate of 6.9 percent and 5.2 percent, respectively, during the quarter due in part to increased calling and marketing efforts.

Despite lower interest rates, net interest income on a tax equivalent basis increased to $91.8 million for the first quarter of 2004 compared with $90.7 million for the same period in 2003 due to a combination of lower interest rates on deposits and borrowings, increased loan and investment volume offset by lower interest rates earned on loans and investments.

Net Interest Income 3

Net interest income continues to be the largest component of Valley’s operating income. For the three month period ended March 31, 2004, net interest income on a tax equivalent basis increased to $91.8 million compared with $90.7 million for the quarter ended March 31, 2003 and from $90.4 million for the fourth quarter of 2003. The increase over the prior year quarter was due to higher loan and investment volume and lower rates paid on deposits and borrowings, partly offset by lower interest rates earned on loans and investments. For the first quarter of 2004, average loans increased $373.3 million or 6.37 percent while average investments increased $272.9 million or 10.45 percent over the same period in 2003. Compared to the fourth quarter of 2003, loans grew during the first quarter of 2004 at an annualized rate of 6.90 percent.

[2]	Share data reflects the 5 percent stock dividend declared on April 7, 2004 to be issued May 17, 2004 to shareholders of record on May 3, 2004.

[3]	Net interest income and net interest margin are presented on a “tax equivalent basis”. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Although Valley believes that this non-GAAP financial measure enhances investors’ understanding of Valley’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

Despite the increase in loan volume, interest income on loans declined $1.7 million or 17 basis points for the three month period ended March 31, 2004 compared with the quarter ended December 31, 2003 and declined $4.0 million or 64 basis points over the three months ended March 31, 2003 due largely to the decline in interest rates.

Interest on taxable investments increased $1.1 million for the three month period ended March 31, 2004 compared with the quarter ended December 31, 2003 mainly due to higher volume and increased $940 thousand over the three months ended March 31, 2003 as a result of higher volume partially offset by declining interest rates.

The net interest margin increased slightly for the three months ended March 31, 2004 to 4.02 percent compared with 4.00 percent for the quarter ended December 31, 2003 and decreased from 4.28 percent for the three months ended March 31, 2003 primarily due to lower interest rates. The increase for the current quarter is mainly due to efforts by management to lower funding and borrowing costs.

The net interest margin and net interest income reflect the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) that required Valley to de-consolidate VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been adjusted to reflect this change.

Interest expense for the three months ended March 31, 2004 decreased $2.1 million compared with the fourth quarter of 2003 and decreased $3.9 million compared with the quarter ended March 31, 2003. These decreases were due to lower borrowing costs and interest paid on deposit accounts. Valley lowered some of its borrowing costs through variable rate sub-LIBOR based borrowings during the end of the fourth quarter of 2003 and in the first quarter of 2004. These borrowings have call provisions, but if not called, will convert to higher-cost fixed rate borrowings at the end of 2004 and into 2005. The declining trend in the cost of borrowings and deposits may not continue since interest rates have increased since March 31, 2004.

The following table reflects the components of net interest income for each of the three months ended March 31, 2004 and 2003.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,230,219	$87,869	5.64%	$5,856,965	$91,887	6.28%
Taxable Investments	2,593,634	32,774	5.05	2,364,693	31,834	5.38
Tax-exempt investments (1)	289,643	4,337	5.99	245,695	4,129	6.72
Federal funds sold and other short-term investments	24,032	90	1.50	15,930	86	2.16

Total interest earning assets	9,137,528	125,070	5.48%	8,483,283	127,936	6.03%
Allowance for loan losses	(67,199)			(65,760)
Cash and due from banks	203,670			198,033
Other assets	460,774			409,883
Unrealized gain on securities available for sale	36,278			60,547

Total assets	$9,771,051			$9,085,986

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,299,834	$4,713	0.57%	$2,982,239	$6,710	0.90%
Time deposits	2,242,311	11,403	2.03	2,123,387	11,954	2.25

Total interest bearing deposits	5,542,145	16,116	1.16	5,105,626	18,664	1.46
Short-term borrowings	236,586	499	0.84	471,856	1,384	1.17
Long-term debt	1,575,598	16,683	4.24	1,303,859	17,159	5.26

Total interest bearing liabilities	7,354,329	33,298	1.81	6,881,341	37,207	2.16
Demand deposits	1,677,087			1,528,428
Other liabilities	77,448			44,734
Shareholders’ equity	662,187			631,483

Total liabilities and shareholders’ equity	$9,771,051			$9,085,986

Net interest income
(tax equivalent basis)		91,772			90,729
Tax equivalent adjustment		(1,555)			(1,505)

Net interest income		$90,217			$89,224

Net interest rate differential			3.67%			3.87%

Net interest margin (3)			4.02%			4.28%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31, 2004 Compared with 2003
	Increase (Decrease) (1)
	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$(4,018)	$5,627	$(9,645)
Taxable investments	940	2,966	(2,026)
Tax-exempt investments (2)	208	689	(481)
Federal funds sold and other short-term investments	4	35	(31)

	(2,866)	9,317	(12,183)
Interest Expense:
Savings deposits	(1,997)	656	(2,653)
Time deposits	(551)	646	(1,197)
Short-term borrowings	(885)	(566)	(319)
Long-term debt	(476)	3,215	(3,691)

	(3,909)	3,951	(7,860)

Net interest income (tax equivalent basis)	$1,043	$5,366	$(4,323)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Valley, representing 15.7 percent of total income for the three months ended March 31, 2004. For the three months ended March 31, 2004, non-interest income decreased $2.6 million or 10.3 percent primarily due to reduced title insurance premiums and lower gains on the sales of loans compared with the same period in 2003.

The following table presents the components of non-interest income for each of the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Trust and investment services	$1,515	$1,319
Insurance premiums	3,672	4,802
Service charges on deposit accounts	4,827	5,277
Gains on securities transactions, net	3,566	3,211
Gains on trading securities, net	717	755
Fees from loan servicing	2,177	1,993
Gains on sales of loans, net	817	2,588
Bank owned life insurance (“BOLI”)	1,578	1,515
Other	4,130	4,182

Total non-interest income	$22,999	$25,642

For the three months ended March 31, 2004, trust and investment services income increased $196 thousand or 14.9 percent as compared with the same period in 2003, primarily due to higher investment advisory fees earned on larger balances of assets under management.

Insurance premiums decreased $1.1 million or 23.5 percent for the three months ended March 31, 2004, compared with the same period in 2003 due to a decline in title insurance revenues resulting from lower mortgage refinancing activity. There was no change in the amount of insurance premiums between the fourth quarter of 2003 and the current quarter.

For the three month period ended March 31, 2004, service charges on deposit accounts decreased $450 thousand or 8.5 percent compared with the same period in 2003 and by $319 thousand or 6.2 percent on a linked quarter basis, mainly due to lower uncollected fund and overdraft fees.

Gains on securities transactions, net, increased $355 thousand or 11.1 percent for the three months ended March 31, 2004, compared with the same period in 2003. The majority of security gains during the quarter were generated from mortgage-backed securities. Management continuously looks for opportunities to reposition the investment portfolio in terms of coupon, duration and cash flow, taking gains when appropriate.* Valley will continue to monitor its inventory for more opportunities as part of its program of active portfolio management.*

Fees from loan servicing increased by $184 thousand or 9.2 percent for the three months ended March 31, 2004, compared with the same period in 2003. The increase was mainly due to an increase in fee income on serviced mortgages as a result of an acquisition of mortgage servicing rights in the second quarter of 2003. There was a decline of $149 thousand or 6.4 percent in these fees between the current quarter and fourth quarter of 2003 due to payoffs on loans serviced by Valley.

Gains on sales of loans, net, for the three months ended March 31, 2004 decreased $1.8 million or 68.4 percent compared with the same period in 2003. This decrease was primarily attributable to lower sales volume of residential mortgage loans for the three months ended March 31, 2004 of $8.5 million compared with $70.5 million sold for the same period in 2003. Loans originated in the first quarter were substantially less than the prior year. It is expected, based on the recent increase in interest rates, that the level of residential loan activity and loan sale gains will be greatly reduced during 2004 as compared to 2003.* Valley may continue to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.*

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Salary expense	$24,106	$24,419
Employee benefit expense	5,416	6,307
Net occupancy expense	9,270	8,415
Amortization of intangible assets	2,199	2,766
Advertising	1,955	1,858
Other	10,135	10,374

Total non-interest expense	$53,081	$54,139

Non-interest expense decreased by $1.1 million or 2.0 percent for the three months ended March 31, 2004, compared with the same period in 2003. This decrease was due largely to lower salary and employee benefit expense, the largest components of non-interest expense, representing 55.6 percent of total non-interest expense for the three months ended March 31, 2004.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 46.9 percent for the three month period ended March 31, 2004 compared with 47.1 percent for the same period in 2003. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

Salary expense decreased $313 thousand or 1.3 percent for the three months ended March 31, 2004, compared with the same period in the prior year, mainly due to bonus accruals. At March 31, 2004, Valley’s full-time equivalent staff was 2,287 compared with 2,284 at March 31, 2003. Salary expense increased $472 thousand over the fourth quarter of 2003 partially due to increased branch and call center hours of operation.

Employee benefit expense decreased by $891 thousand or 14.1 percent for the three months ended March 31, 2004, compared with the same period last year. The decrease was primarily due to realized savings when Valley switched its medical group insurance carrier and from a reduction in 401(k) expense due to lower employer contributions. Included in employee benefit expense was $233 thousand and $119 thousand of stock option expense recorded for the three month period ended March 31, 2004 and 2003, respectively. Employee benefit expense increased by $751 thousand from the fourth quarter of 2003 mainly due to higher first quarter employment taxes and higher stock option expenses.

Net occupancy expense for the three months ended March 31, 2004 increased $855 thousand or 10.2 percent compared with the same period in 2003. This increase was largely due to business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology. Compared with the fourth quarter of 2003, net occupancy expense increased $636 thousand due largely to increased real estate taxes and equipment expenses.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $567 thousand or 20.5 percent for the three months ended March 31, 2004 compared with the same period in 2003. Amortization of loan servicing rights for residential mortgages totaled $1.7 million for the three months ended March 31, 2004 compared with $2.3 million recorded for the same period in 2003.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.1 percent for the three months ended March 31, 2004, compared with 33.9 percent for the same period in 2003. The effective tax rate is expected to be approximately 34 percent for the remainder of 2004.*

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Financial Services Division, comprised of trust, investment and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table presents the financial data for each of the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,158,738	$3,074,763	$2,904,027	$0	$9,137,528
Income (loss) before income taxes	$20,051	$20,254	$25,583	$(7,601)	$58,287
Return on average interest earning assets (pre-tax)	2.54%	2.63%	3.52%	0%	2.55%

	Three Months Ended March 31, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$2,975,786	$2,901,345	$2,606,152	$0	$8,483,283
Income (loss) before income taxes	$22,775	$19,178	$23,521	$(8,002)	$57,472
Return on average interest earning assets (pre-tax)	3.06%	2.64%	3.61%	0%	2.71%

Consumer Lending

For the three months ended March 31, 2004, income before income taxes decreased $2.7 million to $20.1 million, compared to the three month period ended March 31, 2003. The total return on average interest earning assets before taxes decreased to 2.54 percent compared with 3.06 percent for the prior year period. These decreases were primarily due to the decline in net interest income, lower non-interest income mainly gains on the sale of loans and loan fees, and decreased title insurance fee income, partially offset by a decrease in non-interest expense. Average interest earning assets increased $183 million or 6.1 percent, attributed to volume gains in residential mortgages and automobile loans. The increase in residential mortgage loans was driven by favorable interest rates and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 68 basis points, while the interest expenses associated with funding sources decreased 28 basis points to 1.29 percent.

Commercial Lending

For the three months ended March 31, 2004, income before income taxes increased $1.1 million to $20.3 million compared with the three month period ended March 31, 2003 due to higher average loan volume and a lower provision for loan losses. The total return on average interest earning assets before taxes was almost unchanged from period to period. Average interest earning assets increased $173 million or 6.0 percent, attributed to volume gains in commercial loans. Average interest rates on loans decreased 51 basis points, while the interest expenses associated with funding sources decreased 28 basis points to 1.29 percent.

Investment Management

For the three months ended March 31, 2004, income before income taxes increased $2.1 million to $25.6 million compared with the three month period ended March 31, 2003. The total return on average interest earning assets before taxes decreased to 3.52 percent compared with 3.61 percent for the prior year period. The decrease in total return was primarily due to the historically low interest rate environment, offset by an increase in investment volume. The yield on interest earning assets, which includes federal funds sold, decreased 45 basis points to 5.31 percent and the interest expenses associated with funding sources decreased 28 basis points to 1.29 percent. Average interest earning assets increased $297.9 million. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the three months ended March 31, 2004, due to continued low mortgage rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I and service charges on deposit accounts. The loss before taxes for the corporate segment was $7.6 million for the three months ended March 31, 2004, compared with a loss of $8.0 million for the three months ended March 31, 2003. This change was primarily the result of a lower internal transfer expense.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of March 31, 2004. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended March 31, 2004, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 3.49 percent or $12.9 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 2.87 percent or $10.6 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater refinancing activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability composition, duration and rates to optimize net interest margin, while prudently structuring the balance sheet to manage changes in interest rates.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets increased to $2.2 billion at March 31, 2004 from $2.1 billion at December 31, 2003. This represents 22.9 percent and 22.6 percent of earning assets at March 31, 2004 and December 31, 2003, respectively, and 21.4 percent and 21.1 percent of total assets at March 31, 2004 and December 31, 2003, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.2 billion for the three months ended March 31, 2004 and $6.0 billion for the year ended December 31, 2003, representing 67.7 percent and 68.2 percent, respectively, of average earning assets. Demand and low cost savings deposits continued to increase as an alternative to certificates of deposit, mainly as a result of increased branch offices, promotional efforts and the consumer’s desire to invest in more liquid products. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $66.9 million at March 31, 2004 and December 31, 2003. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2004, proceeds from the sales of investment securities available for sale amounted to $205 million and proceeds of $304 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the three months ended March 31, 2004 were $640 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the three months ended March 31, 2004 and for the year ended December 31, 2003.

As of March 31, 2004 and December 31, 2003, Valley had a total of $1.9 billion and $1.8 billion, respectively, of securities available for sale recorded at their fair value. As of March 31, 2004, the investment securities available for sale had an unrealized gain of $25.0 million, net of deferred taxes, compared with $20.5 million, net of deferred taxes, at December 31, 2003. This change was primarily due to an increase in prices. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of March 31, 2004, Valley had a total of $2.4 million in trading account securities, which are utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on long-term debt payable to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may, as approved by the Board of Directors, repurchase shares of its outstanding common stock.* The cash required for these purchases of shares have previously been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	March 31, 2004	December 31, 2003	September 30, 2003	March 31, 2003
	(in thousands)
Commercial	$1,180,310	$1,184,652	$1,185,854	$1,140,736

Total commercial loans	1,180,310	1,184,652	1,185,854	1,140,736

Construction	265,993	222,748	206,642	187,016
Residential mortgage	1,614,999	1,596,859	1,584,076	1,581,777
Commercial mortgage	1,607,486	1,553,037	1,566,939	1,568,991

Total mortgage loans	3,488,478	3,372,644	3,357,657	3,337,784

Home equity	477,793	476,149	474,033	449,919
Credit card	9,743	10,722	10,337	10,381
Automobile	1,011,844	1,013,938	1,006,744	928,114
Other consumer	110,731	114,304	120,598	102,174

Total consumer loans	1,610,111	1,615,113	1,611,712	1,490,588

Total loans	$6,278,899	$6,172,409	$6,155,223	$5,969,108

As a percent of total loans:
Commercial loans	18.8%	19.2%	19.3%	19.1%
Mortgage loans	55.6	54.6	54.5	55.9
Consumer loans	25.6	26.2	26.2	25.0

Total	100.0%	100.0%	100.0%	100.0%

During the first quarter of 2004, Valley’s total loan portfolio continued to grow at a steady upward trend, while maintaining emphasis on credit quality. For the three months ended March 31, 2004, total loans increased $106.5 million or 1.7 percent compared with December 31, 2003, due to a higher volume of mortgage loans partially offset by decreases in commercial loans and total consumer loans. Valley cannot guarantee that the current level of loan growth will continue throughout the remainder of the year. Aggressive marketing efforts and new business initiatives are currently in place for consumer and small business loans and also for larger commercial loans.

For the three months ended March 31, 2004, commercial loans remained approximately the same at $1.2 billion compared with December 31, 2003. Many commercial lines of credit were at seasonal lows during the first quarter but are expected to increase during the second quarter.* The business development group continues to build a strong pipeline of future commercial loan closings and this new initiative should translate into higher commercial loan growth as the year progresses.*

For the three months ended March 31, 2004, total mortgage loans increased 3.4 percent or 13.7 percent annualized primarily in commercial mortgage loans and construction loans as the loan volume remained high and active during the quarter. Commercial mortgage loans increased 3.5 percent or 14.0 percent annualized while construction loans increased 19.4 percent or 78 percent annualized. Residential mortgage loans increased 1.14 percent or 4.54 percent annualized. This slowdown in residential lending was the result of higher rates in the first quarter, however, a decline in rates late in the quarter will likely add more loans in the second quarter of 2004.* For the first three months of 2004, Valley sold approximately $8.6 million of the $109.2 million in originated residential mortgage loans.

Consumer loans for the three months ended March 31, 2004 were slightly lower than December 31, 2003 balances. Despite harsh northeast weather conditions which had a negative impact on auto sales, Valley originated over $113 million in new auto loans. Valley continues to expand its dealer network in additional markets within New Jersey, New York and Pennsylvania. Home equity loans increased 1.4 percent for the first quarter or 5.7 percent annualized primarily due to the continuing favorable interest rate environment and increased marketing efforts.

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

Non-accrual loans have been in a range between $19.6 million and $26.8 million for the last five quarters and have trended downward during this period. Valley’s experience indicates that the amount of non-accrual loans is historically low and there is no guarantee that this level will continue.*

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These have remained within a range of $3.0 million to $5.0 million for the last five quarters. Valley cannot predict if this trend will continue at this level.* These loans are primarily commercial mortgage loans, consumer credit loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.2 million at March 31, 2004, $707 thousand at December 31, 2003, $2.0 million at September 30, 2003, $1.0 million at June 30, 2003 and $961 thousand at March 31, 2003.

Total loans past due in excess of 30 days were 0.77 percent of all loans at March 31, 2004 compared with 0.92 percent at December 31, 2003, 0.73 percent at September 30, 2003, 0.75 percent at June 30, 2003 and 0.87 percent at March 31, 2003.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(in thousands)
Loans past due in excess of 90 days and still accruing	$3,529	$2,792	$5,026	$3,023	$4,698

Non-accrual loans	20,724	22,338	19,630	23,894	26,799
Other real estate owned (OREO)	601	797	211	172	448

Total non-performing assets	$21,325	$23,135	$19,841	$24,066	$27,247

Troubled debt restructured loans	0	0	0	0	0

Non-performing loans as a % of loans	0.34%	0.36%	0.32%	0.39%	0.46%

Non-performing assets as a % of loans loans plus OREO	0.34%	0.37%	0.32%	0.39%	0.46%

Allowance as a % of loans	1.03%	1.05%	1.06%	1.10%	1.12%

Allowance for Loan Losses

At March 31, 2004, the allowance for loan losses totaled $64.8 million compared with $64.7 million at December 31, 2003. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.7 million for the three months ended March 31, 2004 and December 31, 2003. Valley cannot predict that the level of net charge-offs for the periods presented in the following table will continue in future periods.

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses in the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include the allocated allowance, specific allowances for identified problem loans, portfolio segments and an unallocated allowance. The allowance also incorporates the results of measuring impaired loans as called for in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(in thousands)
Average loans outstanding	$6,230,219	$6,163,441	$6,150,373	$6,050,578	$5,856,965

Beginning balance:
Allowance for loan losses	$64,650	$65,138	$67,477	$66,791	$64,087
Loans charged-off	(3,479)	(2,726)	(4,611)	(2,143)	(2,167)
Recoveries	1,777	988	1,187	1,074	1,616

Net charge-offs	(1,702)	(1,738)	(3,424)	(1,069)	(551)
Provision charged to operations	1,848	1,250	1,085	1,755	3,255

Ending balance:
Allowance for loan losses	$64,796	$64,650	$65,138	$67,477	$66,791

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.11%	0.22%	0.07%	0.04%

Capital Adequacy4

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2004 and December 31, 2003 shareholders’ equity totaled $676.7 million and $652.8 million, respectively, or 6.7 percent and 6.6 percent of total assets. The increase was a result of net income of $38.4 million and an increase in accumulated other comprehensive income, partly offset by dividends paid.

Included in shareholders’ equity as a component of accumulated other comprehensive income at March 31, 2004 was a $25.0 million unrealized gain on investment securities available for sale, net of tax, compared with an unrealized gain of $20.5 million, net of tax at December 31, 2003.

On April 7, 2004, the Board of Directors declared a five percent stock dividend to be issued on May 17, 2004, to shareholders of record on May 3, 2004 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

[4]	Share data reflects the 5 percent stock dividend declared on April 7, 2004, to be issued May 17, 2004 to shareholders of record on May 3, 2004.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of an additional 2.625 million shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.025 million shares of the Company’s outstanding common stock on August 21, 2001. As of March 31, 2004, Valley had repurchased approximately 10.7 million shares of its common stock at an average cost of $23.34 per share. There were no repurchases during the first three months of 2004. Valley expects to continue the existing repurchase program until all 11.025 million shares are purchased before the newly authorized program becomes effective.* However, this does not mean that Valley will use its authority to repurchase any shares.

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s capital position at March 31, 2004, under risk-based capital guidelines was $826.8 million or 11.17 percent of risk-weighted assets for Tier 1 capital and $891.6 million or 12.05 percent for Total risk-based capital. The comparable ratios at December 31, 2003 were 11.2 percent for Tier 1 capital and 12.1 percent for Total risk-based capital. At March 31, 2004 and December 31, 2003, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.48 percent and 8.35 percent, respectively. Valley’s ratios at March 31, 2004 were above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. Valley’s capital position includes $200 million of preferred securities issued by VNB Capital Trust I in November, 2001. In 2003, upon the adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. The Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, however, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital.* If Tier 2 capital treatment had been required at March 31, 2004, Valley would remain “well capitalized” under the Federal bank regulatory agencies definitions. See Note 12 of the Notes to Consolidated Financial Statements in Valley’s December 31, 2003 report on Form 10-K for additional information.

Book value per share amounted to $6.85 at March 31, 2004 and $6.62 at December 31, 2003.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 45.1 percent at March 31, 2004, compared with 47.4 percent at March 31, 2003. Cash dividends declared amounted to $0.214 per share, for the three months ended March 31, 2004, equivalent to a dividend pay-out ratio per diluted share of 54.9 percent, compared with 52.6 percent for the same period in 2003. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

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

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
1/1/2004 - 1/31/2004	0	0	10,709,885	2,940,115
2/1/2004 - 2/29/2004	0	0	10,709,885	2,940,115
3/1/2004 - 3/31/2004	0	0	10,709,885	2,940,115
Total	0	0	10,709,885	2,940,115

(1)	Share data reflects the 5 percent stock dividend declared on April 7, 2004, to be issued May 17, 2004 to shareholders of record on May 3, 2004.

(2)	Publicly announced on May 14, 2003 to repurchase 2,625,000 shares.

Publicly announced on August 21, 2001 to repurchase 11,025,000 shares.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation of the Registrant restated to show all changes through May 3, 2004 are filed herewith.

(B)	By-laws incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A)	“Change in Control Agreements” dated February 11, 2004, between Valley, VNB and Albert L. Engel, Eric W. Gould and Walter M. Horsting are filed herewith.

(B)	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is filed herewith.

(C)	“Split Dollar Agreement Revocation” dated April 22, 2004, between Valley, VNB and Gerald H. Lipkin is filed herewith.

(D)	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended is filed herewith.

(E)	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 19, 1999 and as amended is filed herewith.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(b)	Current Reports on Form 8-K

(1)	Filed January 15, 2004 to furnish under Item 12, Valley’s fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: May 7, 2004	/s/ GERALD H. LIPKIN

GERALD H. LIPKIN CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 7, 2004	/s/ ALAN D. ESKOW

ALAN D. ESKOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation of the Registrant restated to show all changes through May 3, 2004.

(B)	By-laws incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A)	“Change in Control Agreements” dated February 11, 2004, between Valley, VNB and Albert L. Engel, Eric W. Gould and Walter M. Horsting are filed herewith.

(B)	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is filed herewith.

(C)	“Split Dollar Agreement Revocation” dated April 22, 2004, between Valley, VNB and Gerald H. Lipkin is filed herewith.

(D)	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended is filed herewith.

(E)	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 19, 1999 and as amended is filed herewith.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.