Form 10-Q
period 2004-06-30
VALLEY NATIONAL BANCORP
filed 2004-08-05
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 98,713,530 shares were outstanding as of August 5, 2004.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$247,721	$218,166
Investment securities held to maturity, fair value of $1,296,317 and $1,252,765 in 2004 and 2003, respectively	1,319,248	1,232,239
Investment securities available for sale	1,913,624	1,805,680
Trading securities	2,174	4,252
Loans held for sale	5,508	5,720
Loans	6,502,181	6,166,689
Less: Allowance for loan losses	(64,812)	(64,650)

Net loans	6,437,369	6,102,039

Premises and equipment, net	138,672	128,606
Due from customers on acceptances outstanding	11,897	15,148
Accrued interest receivable	43,547	40,445
Bank owned life insurance	167,517	164,404
Other assets	197,261	164,041

Total Assets	$10,484,538	$9,880,740

Liabilities
Deposits:
Non-interest bearing	$1,738,417	$1,676,764
Interest bearing:
Savings	3,529,446	3,283,716
Time	2,106,639	2,202,488

Total deposits	7,374,502	7,162,968

Short-term borrowings	479,929	377,306
Long-term debt	1,820,308	1,547,221
Bank acceptances outstanding	11,897	15,148
Accrued expenses and other liabilities	139,339	125,308

Total Liabilities	9,825,975	9,227,951

Shareholders’ Equity (*)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0
Common stock, no par value, authorized 157,042,457 shares; issued 98,898,316 shares in 2004 and 98,912,481 shares in 2003	34,956	33,304
Surplus	438,481	318,599
Retained earnings	198,042	288,313
Unallocated common stock held by employee benefit plan	(170)	(259)
Accumulated other comprehensive (loss) income	(7,808)	20,531

	663,501	660,488
Treasury stock, at cost (197,149 shares in 2004 and 306,490 shares in 2003)	(4,938)	(7,699)

Total Shareholders’ Equity	658,563	652,789

Total Liabilities and Shareholders’ Equity	$10,484,538	$9,880,740

(*)	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$88,967	$92,225	$176,799	$184,052
Interest and dividends on investment securities:
Taxable	33,496	29,786	65,777	60,483
Tax-exempt	2,825	2,767	5,644	5,451
Dividends	354	1,176	847	2,312
Interest on federal funds sold and other short-term investments	34	86	124	173

Total interest income	125,676	126,040	249,191	252,471

Interest Expense
Interest on deposits:
Savings deposits	5,162	6,427	9,875	13,137
Time deposits	11,038	12,218	22,441	24,171
Interest on short-term borrowings	921	1,404	1,420	2,789
Interest on long-term debt	17,169	17,168	33,852	34,327

Total interest expense	34,290	37,217	67,588	74,424

Net Interest Income	91,386	88,823	181,603	178,047
Provision for loan losses	1,476	1,755	3,324	5,010

Net Interest Income after Provision for Loan Losses	89,910	87,068	178,279	173,037

Non-Interest Income
Trust and investment services	1,534	1,383	3,049	2,702
Insurance premiums	3,745	4,202	7,417	9,004
Service charges on deposit accounts	5,171	5,682	9,998	10,959
Gains on securities transactions, net	1,051	2,968	4,617	6,179
Gains on trading securities, net	649	773	1,366	1,528
Fees from loan servicing	2,034	2,459	4,211	4,451
Gains on sales of loans, net	691	2,727	1,508	5,315
Bank owned life insurance	1,534	1,564	3,113	3,078
Other	4,321	4,464	8,450	8,646

Total non-interest income	20,730	26,222	43,729	51,862

Non-Interest Expense
Salary expense	24,173	24,647	48,279	49,067
Employee benefit expense	5,791	5,892	11,207	12,198
Net occupancy expense	8,860	8,767	18,130	17,182
Amortization of intangible assets	2,690	3,609	4,889	6,375
Advertising	2,161	2,014	4,115	3,872
Other	11,122	11,014	21,258	21,387

Total non-interest expense	54,797	55,943	107,878	110,081

Income Before Income Taxes	55,843	57,347	114,130	114,818
Income tax expense	19,114	19,618	38,969	39,107

Net Income	$36,729	$37,729	$75,161	$75,711

Weighted Average Number of Shares Outstanding: (*)
Basic	98,660,022	98,488,665	98,629,884	98,937,601
Diluted	99,116,527	99,029,249	99,126,182	99,420,148
Earnings Per Share: (*)
Basic	$0.37	$0.38	$0.76	$0.77
Diluted	0.37	0.38	0.76	0.76
Cash dividends declared per common share(*)	0.225	0.21	0.44	0.42

See accompanying notes to consolidated financial statements.

(*)	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
Cash flows from operating activities
Net income	$75,161	$75,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,327	11,839
Amortization of compensation costs pursuant to long-term stock incentive plans	1,588	1,488
Provision for loan losses	3,324	5,010
Net amortization of premiums and accretion of discounts	3,244	5,612
Net gains on securities transactions	(4,617)	(6,179)
Proceeds from sales of loans	27,298	156,312
Gains on sales of loans	(1,508)	(5,315)
Origination of loans held for sale	(24,841)	(190,573)
Purchases of trading securities	(154,550)	(166,570)
Proceeds from sales of trading securities	156,628	163,046
Net increase in cash surrender value of bank owned life insurance	(3,113)	(3,078)
Net decrease in accrued interest receivable and other assets	4,674	14,366
Net decrease in accrued expenses and other liabilities	(36,025)	(6,378)

Net cash provided by operating activities	58,590	55,291

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	380,717	402,722
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	595,173	765,005
Purchases of investment securities available for sale	(1,108,189)	(1,161,072)
Purchases of investment securities held to maturity	(178,225)	(50,752)
Proceeds from sales of investment securities held to maturity	0	1,630
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	92,568	33,932
Net increase in loans	(340,030)	(349,875)
Purchases of premises and equipment	(16,390)	(8,144)

Net cash used in investing activities	(574,376)	(366,554)

Cash flows from financing activities
Net increase in deposits	211,534	342,689
Net increase in short-term borrowings	102,623	87,951
Advances of long-term debt	400,303	23,000
Repayment of long-term debt	(127,216)	(70,043)
Dividends paid to common shareholders	(42,257)	(41,391)
Purchase of common shares to treasury	(1,030)	(35,249)
Common stock issued, net of cancellations	1,384	1,708

Net cash provided by financing activities	545,341	308,665

Net increase (decrease) in cash and cash equivalents	29,555	(2,598)
Cash and cash equivalents at January 1	218,166	243,923

Cash and cash equivalents at June 30	$247,721	$241,325

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$68,109	$75,267
Cash paid during the period for federal and state income taxes	48,361	44,560

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003, the Consolidated Statements of Income for the three and six month periods ended June 30, 2004 and 2003 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made. Share data reflects the 5 percent stock dividend issued on May 17, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2003 report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (in thousands)	$36,729	$37,729	$75,161	$75,711

Basic weighted-average number of shares outstanding	98,660,022	98,488,665	98,629,884	98,937,601
Plus: Common stock equivalents	456,505	540,584	496,298	482,547

Diluted weighted-average number of shares outstanding	99,116,527	99,029,249	99,126,182	99,420,148

Earnings per share:
Basic	$0.37	$0.38	$0.76	$0.77
Diluted	0.37	0.38	0.76	0.76

Common stock equivalents for the three and six months ended June 30, 2004 exclude approximately 392 thousand and 389 thousand common stock options because the exercise prices exceeded the average

[1]	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

market value. For the three and six months ended June 30, 2003, approximately 30 thousand and 68 thousand shares were excluded from common stock equivalents. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

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

For the three and six months ended June 30, 2004, Valley recorded stock-based employee compensation expense for incentive stock options of $151 thousand and $303 thousand, net of tax, compared to $68 thousand and $145 thousand, for the three and six months ended June 30, 2003, and will continue to amortize the remaining cost of these grants of approximately $2.0 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2004 and 2003, respectively: dividend yield of 3.24 and 3.03 percent; risk-free interest rate of 3.67 and 3.94 percent; expected volatility of 22.96 and 19.97 percent; and expected term of 7.52 and 7.65 years. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except for share data)
Net income
As reported	$36,729	$37,729	$75,161	$75,711
Stock-based compensation cost, net of tax	(171)	(231)	(343)	(462)

Pro forma net income	$36,558	$37,498	$74,818	$75,249

Earnings per share
As reported:
Basic	$0.37	$0.38	$0.76	$0.77
Diluted	0.37	0.38	0.76	0.76
Pro forma:
Basic	$0.37	$0.38	$0.76	$0.76
Diluted	0.37	0.38	0.75	0.76

4.	Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale, net of tax. The following table shows each component of comprehensive income for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
	2004		2003
	(in thousands)
Net income		$36,729		$37,729
Other comprehensive (losses) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	$(32,167)		$2,683
Less reclassification adjustment for gains included in net income	(635)		(1,789)

Net change in unrealized gains (losses)		(32,802)		894

Other comprehensive (losses) income		(32,802)		894

Total comprehensive income		$3,927		$38,623

	Six Months Ended June 30,
	2004		2003
	(in thousands)
Net income		$75,161		$75,711
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale	$(25,479)		$(1,400)
Less reclassification adjustment for gains included in net income	(2,860)		(3,796)

Net change in unrealized gains (losses)		(28,339)		(5,196)

Other comprehensive losses		(28,339)		(5,196)

Total comprehensive income		$46,822		$70,515

5.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

6.	Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $181 million as of June 30, 2004. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Seventy percent of Standbys are secured and in the event of non performance by the customer, Valley has rights to the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

7.	Pension Plan

Valley has a non-contributory benefit plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for each of the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$873	$740	$1,547	$1,344
Interest cost	787	723	1,573	1,446
Expected return on plan assets	(942)	(886)	(1,884)	(1,771)
Net amortization of transition asset	(4)	(20)	(8)	(40)
Amortization of prior service cost	36	23	73	45
Amortization of net (gains)/loss	0	(16)	0	(32)

Net periodic pension expense	$750	$564	$1,301	$992

8.	Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on Valley’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan, investment and mortgage prepayment assumptions, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a decline in the economy in New Jersey and/or New York, a decrease in loan origination volume, as well as a change in legal and regulatory barriers and the development of new tax strategies or the disallowance of prior tax strategies.

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

Valley’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by Valley are presented in Note 1 of the Notes to Consolidated Financial Statements included in Valley’s December 31, 2003 report on Form 10-K. Valley has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available.

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

Executive Summary2

For the three months ended June 30, 2004, net income was $0.37 per diluted share or $36.7 million compared with $0.38 per diluted share or $37.7 million for the same period in 2003. Net income for the first six months of 2004 was $0.76 per diluted share or $75.2 million compared with $0.76 per diluted share or $75.7 million for the first six months of 2003.

The annualized return on average shareholders’ equity was 21.56 percent for the three months ended June 30, 2004 compared with 24.27 percent for the same period in 2003 while the annualized return on average assets was 1.45 percent for the three months ended June 30, 2004 compared with 1.62 percent recorded in the second quarter of 2003. For the first six months of 2004, Valley achieved an annualized return on average shareholders’ equity of 22.37 percent compared with 24.16 percent for the same period in 2003 and an annualized return on average assets of 1.51 percent compared with 1.65 percent for the same period in 2003.

Earnings continue to be strong, although not growing at a pace Valley would like to see mainly due to continued margin compression. The recent upward movement in the prime rate, as well as anticipated increases in the future should help reverse the margin compression.* Funding strategies initiated in July of 2003 through the current quarter continue to impact net interest income. Valley has refinanced or secured almost $600 million in long-term borrowings with an average cost of 81 basis points less than currently available comparable maturities. Valley anticipates that as a result of these borrowings, net interest income will increase if interest rates rise.* Valley’s net interest income increased on a linked quarter basis as a result of loan growth, even though asset yields declined by 14 basis points.

Net Interest Income 3

Net interest income continues to be the largest component of Valley’s operating income. For the three month period ended June 30, 2004, net interest income on a tax equivalent basis increased to $92.9 million compared with $90.4 million for the quarter ended June 30, 2003 and from $91.8 million for the first quarter of 2004. These increases were due to higher loan and investment volume and lower rates paid on deposits and borrowings, partly offset by lower interest rates earned on loans and investments.

For the second quarter of 2004, average loans increased $320.5 million or 5.3 percent while average taxable investments increased $443.8 million or 18.7 percent over the same period in 2003. Compared to the first quarter of 2004, average loans grew at an annualized rate of 9.0 percent and average taxable

[2]	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

[3]	Net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

investments grew at an annualized rate of 34.9 percent. Interest on loans decreased $3.3 million for the second quarter of 2004 over the same period in 2003, primarily the result of continuing low interest rates, partly offset by the increase in average volume. Interest on loans increased $1.1 million over the first quarter of 2004, primarily due to higher volume, partly offset by declining interest rates. Interest on taxable investments increased $2.9 million for the three month period ended June 30, 2004 compared with the quarter ended June 30, 2003 and increased $1.1 million over the three month period ended March 31, 2004, mainly due to higher volume partly offset by declining interest rates and increased premium amortization.

Interest expense for the three months ended June 30, 2004 decreased $2.9 million compared with the second quarter of 2003 and increased $992 thousand compared with the quarter ended March 31, 2004. Valley lowered some of its borrowing costs through variable rate sub-LIBOR based borrowings during the end of the fourth quarter of 2003 and in the first quarter of 2004. These borrowings have call provisions, but if not called, will convert to higher-cost fixed rate borrowings at the end of 2004 and into 2005. Since July 2003, Valley has also secured almost $600 million of fixed rate borrowings at average long-term rates 81 basis points less than currently available. Valley anticipates that as a result of these borrowings, net interest income will increase if rates increase.* The declining trend in the cost of borrowings and deposits may not continue since short-term interest rates have increased since March 31, 2004.*

The net interest margin decreased for the three months ended June 30, 2004 to 3.90 percent compared with 4.16 percent for the quarter ended June 30, 2003 and decreased from 4.02 percent for the three months ended March 31, 2004 primarily due to lower interest rates on loans.

The following table reflects the components of net interest income for each of the three months ended June 30, 2004 and 2003.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,371,083	$89,002	5.59%	$6,050,578	$92,283	6.10%
Taxable investments	2,819,716	33,850	4.80	2,375,933	30,962	5.21
Tax-exempt investments (1)	317,298	4,342	5.47	244,754	4,257	6.96
Federal funds sold and other short-term investments	13,882	34	0.98	21,700	86	1.59

Total interest earning assets	9,521,979	127,228	5.34%	8,692,965	127,588	5.87%
Allowance for loan losses	(68,567)			(67,938)
Cash and due from banks	216,945			191,002
Other assets	458,507			441,902
Unrealized gain on securities available for sale	13,458			56,582

Total assets	$10,142,322			$9,314,513

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,446,731	$5,162	0.60%	$3,096,965	$6,427	0.83%
Time deposits	2,167,642	11,038	2.04	2,229,817	12,218	2.19

Total interest bearing deposits	5,614,373	16,200	1.15	5,326,782	18,645	1.40
Short-term borrowings	372,815	921	0.99	478,997	1,404	1.17
Long-term debt	1,695,362	17,169	4.05	1,279,015	17,168	5.37

Total interest bearing liabilities	7,682,550	34,290	1.79%	7,084,794	37,217	2.10%
Demand deposits	1,715,696			1,536,919
Other liabilities	62,689			70,926
Shareholders’ equity	681,387			621,874

Total liabilities and shareholders’ equity	$10,142,322			$9,314,513

Net interest income
(tax equivalent basis)		92,938			90,371
Tax equivalent adjustment		(1,552)			(1,548)

Net interest income		$91,386			$88,823

Net interest rate differential			3.55%			3.77%

Net interest margin (3)			3.90%			4.16%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for each of the six months ended June 30, 2004 and 2003.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,301,040	$176,872	5.61%	$5,954,306	$184,170	6.19%
Taxable investments	2,707,300	66,624	4.92	2,370,344	62,795	5.30
Tax-exempt investments (1)	303,547	8,678	5.72	245,222	8,387	6.84
Federal funds sold and other short-term investments	18,929	124	1.31	18,831	173	1.84

Total interest earning assets	9,330,816	252,298	5.41%	8,588,703	255,525	5.95%
Allowance for loan losses	(67,887)			(66,855)
Cash and due from banks	210,344			194,498
Other assets	459,634			425,981
Unrealized gain on securities available for sale	24,805			58,554

Total assets	$9,957,712			$9,200,881

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,373,688	$9,875	0.59%	$3,039,919	$13,137	0.86%
Time deposits	2,204,770	22,441	2.04	2,176,896	24,171	2.22

Total interest bearing deposits	5,578,458	32,316	1.16	5,216,815	37,308	1.43
Short-term borrowings	305,077	1,420	0.93	475,446	2,789	1.17
Long-term debt	1,635,811	33,852	4.14	1,291,368	34,327	5.32

Total interest bearing liabilities	7,519,346	67,588	1.80%	6,983,629	74,424	2.13%
Demand deposits	1,696,498			1,532,697
Other liabilities	70,028			57,903
Shareholders’ equity	671,840			626,652

Total liabilities and shareholders’ equity	$9,957,712			$9,200,881

Net interest income
(tax equivalent basis)		184,710			181,101
Tax equivalent adjustment		(3,107)			(3,054)

Net interest income		$181,603			$178,047

Net interest rate differential			3.61%			3.82%

Net interest margin (3)			3.96%			4.22%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended June 30, 2004 Compared with 2003 Increase (Decrease) (1)			Six Months Ended June 30, 2004 Compared with 2003 Increase (Decrease) (1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$(3,281)	$4,729	$(8,010)	$(7,298)	$10,341	$(17,639)
Taxable investments	2,888	5,463	(2,575)	3,829	8,504	(4,675)
Tax-exempt investments (2)	85	1,105	(1,020)	291	1,801	(1,510)
Federal funds sold and other short-term investments	(52)	(25)	(27)	(49)	1	(50)

	(360)	11,272	(11,632)	(3,227)	20,647	(23,874)

Interest expense:
Savings deposits	(1,265)	668	(1,933)	(3,262)	1,324	(4,586)
Time deposits	(1,180)	(334)	(846)	(1,730)	306	(2,036)
Short-term borrowings	(483)	(283)	(200)	(1,369)	(868)	(501)
Long-term debt	1	4,806	(4,805)	(475)	8,048	(8,523)

	(2,927)	4,857	(7,784)	(6,836)	8,810	(15,646)

Net interest income (tax equivalent basis)	$2,567	$6,415	$(3,848)	$3,609	$11,837	$(8,228)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Valley, representing 14.2 percent and 14.9 percent of total income for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2004, non-interest income decreased $5.5 million and $8.1 million or 20.9 percent and 15.7 percent, respectively, primarily due to lower gains on the sales of loans, reduced title insurance premiums and lower gains on securities transactions compared with the same periods in 2003.

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,
	2004	2003	2004	2003
	(in thousands)
Trust and investment services	$1,534	$1,383	$3,049	$2,702
Insurance premiums	3,745	4,202	7,417	9,004
Service charges on deposit accounts	5,171	5,682	9,998	10,959
Gains on securities transactions, net	1,051	2,968	4,617	6,179
Gains on trading securities, net	649	773	1,366	1,528
Fees from loan servicing	2,034	2,459	4,211	4,451
Gains on sales of loans, net	691	2,727	1,508	5,315
Bank owned life insurance (“BOLI”)	1,534	1,564	3,113	3,078
Other	4,321	4,464	8,450	8,646

Total non-interest income	$20,730	$26,222	$43,729	$51,862

For the three and six months ended June 30, 2004, trust and investment services income increased $151 thousand or 10.9 percent and $347 thousand or 12.8 percent compared with the same periods in 2003, primarily due to higher investment advisory fees earned on larger balances of assets under management.

Insurance premiums decreased $457 thousand and $1.6 million or 10.9 percent and 17.6 percent for the three and six months ended June 30, 2004, compared with the same periods in 2003 due to a decline in title insurance revenues resulting from an industry wide reduction in mortgage refinancing activity.

For the three and six month periods ended June 30, 2004, service charges on deposit accounts decreased $511 thousand and $961 thousand or 9.0 percent and 8.8 percent compared with the same periods in 2003. These decreases were mainly due to lower uncollected funds and overdraft fees, as well as lower account maintenance fees. During the first half of 2004, there were several deposit account promotional campaigns held bank-wide to promote deposit growth. Although these campaigns generated new account relationships, the accounts offered during these campaigns were often service charge free for the first year.

Gains on securities transactions, net, decreased $1.9 million and $1.6 million or 64.6 percent and 25.3 percent for the three and six months ended June 30, 2004, compared with the same periods in 2003. The majority of security gains during the quarter were generated from mortgage-backed securities. The decline in securities gains is attributable to the general rise in market rates, particularly during the second quarter of 2004. Nevertheless, management took gains in positions which were identified to have potential extension risk.

Fees from loan servicing decreased $425 thousand and $240 thousand or 17.3 percent and 5.4 percent for the three and six months ended June 30, 2004, compared with the same periods in 2003, mainly due to increased payoffs on loans serviced.

Gains on sales of loans, net, for the three and six months ended June 30, 2004 decreased $2.0 million and $3.8 million or 74.7 percent and 71.6 percent compared with the same periods in 2003. These decreases were primarily attributable to lower sales volume of residential mortgage loans for the three and six months ended June 30, 2004 of $8.3 million and $16.8 million compared with $73 million and $144 million for the same periods in 2003. Loans originated in the second quarter were substantially less than the prior year. It is expected, based on the current level of interest rates, that the amount of residential loan activity and loan sale gains will be greatly reduced during 2004 as compared to 2003.* Valley may continue to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.*

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,
	2004	2003	2004	2003
	(in thousands)
Salary expense	$24,173	$24,647	$48,279	$49,067
Employee benefit expense	5,791	5,892	11,207	12,198
Net occupancy expense	8,860	8,767	18,130	17,182
Amortization of intangible assets	2,690	3,609	4,889	6,375
Advertising	2,161	2,014	4,115	3,872
Other	11,122	11,014	21,258	21,387

Total non-interest expense	$54,797	$55,943	$107,878	$110,081

Non-interest expense decreased by $1.1 million and $2.2 million or 2.0 percent for the three and six months ended June 30, 2004, compared with the same periods in 2003. This decrease was due largely to lower employment and amortization expenses partly offset by an increase in depreciation.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 48.9 percent and 47.9 percent for the three and six month periods ended June 30, 2004 compared with 48.6 percent and 47.9 percent for the same periods in 2003. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.*

Salary expense decreased $474 thousand or 1.9 percent and $788 thousand or 1.6 percent for the three and six months ended June 30, 2004, compared with the same periods in the prior year, mainly due to reduced bonus accruals. At June 30, 2004, Valley’s full-time equivalent staff was 2,331 compared with 2,287 at March 31, 2004 and 2,342 at June 30, 2003. During the first half of 2004, Valley incurred additional expense to support expanded branch and call center hours of operations as well as incurred costs related to new business development and implementation of new regulatory compliance programs. These costs were partly offset by reductions in the mortgage area.

Employee benefit expense decreased by $101 thousand or 1.7 percent and $991 thousand or 8.1 percent for the three and six months ended June 30, 2004, compared with the same periods last year. The decreases were primarily due to realized savings when Valley switched its medical group insurance administrator and from a reduction in 401(k) expense due to lower employer matching contributions. Included in employee benefit expense was $311 thousand and $466 thousand of stock option expense recorded for the three and six month periods ended June 30, 2004 compared to $104 thousand and $223 thousand recorded for the same periods in 2003.

Net occupancy expense for the three and six months ended June 30, 2004 increased $93 thousand or 1.1 percent and $948 thousand or 5.5 percent compared with the same periods in 2003. These increases were largely due to business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $919 thousand or 25.5 percent and $1.5 million or 23.3 percent for the three and six months ended June 30, 2004 compared with the same periods in 2003. Amortization of loan servicing rights for residential mortgages totaled $2.2 million and $3.9 million for the three and six months ended June 30, 2004 compared with $3.1 million and $5.4 million recorded for the same periods in 2003. Amortization expense decreased as a result of higher interest rates compared to 2003, resulting in lower levels of prepayments.

Income Taxes

Income tax expense as a percentage of pre-tax income was 34.2 percent and 34.1 percent for the three and six months ended June 30, 2004 and June 30, 2003. The effective tax rate is expected to be approximately 34 percent for the remainder of 2004.*

Business Segments

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

The following table presents the financial data for each of the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,216,932	$3,156,837	$3,148,210	$0	$9,521,979
Income (loss) before income taxes	$19,063	$20,933	$22,899	$(7,052)	$55,843
Return on average interest earning assets (pre-tax)	2.37%	2.65%	2.91%	0%	2.35%

	Three Months Ended June 30, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,098,456	$2,972,887	$2,621,622	$0	$8,692,965
Income (loss) before income taxes	$21,557	$20,703	$22,137	$(7,050)	$57,347
Return on average interest earning assets (pre-tax)	2.78%	2.79%	3.38%	0%	2.64%

Consumer Lending

For the three months ended June 30, 2004, income before income taxes decreased $2.5 million to $19.1 million, compared with the three month period ended June 30, 2003. The total return on average interest earning assets before taxes decreased to 2.37 percent compared with 2.78 percent for the prior year period. These decreases were primarily due to the decline in net interest income, lower non-interest income (mainly from lower gains on the sale of loans and loan fees), and decreased title insurance fee income, partly offset by a decrease in the provision for possible loan losses and non-interest expense. Average interest earning assets increased $118.5 million or 3.8 percent, attributed mostly to volume gains in residential mortgages and automobile loans. The increase in residential mortgage loans was driven by favorable interest rates and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 56 basis points, while the interest expenses associated with funding sources decreased 25 basis points to 1.28 percent.

Commercial Lending

For the three months ended June 30, 2004, income before income taxes increased $230 thousand to $20.9 million compared with the three month period ended June 30, 2003 due to higher average loan volume and an increase in net interest income. The total return on average interest earning assets before taxes decreased 14 basis points to 2.65 percent compared with 2.79 percent for the prior year period. Average interest earning assets increased $184 million or 6.2 percent, attributed to volume gains in commercial loans. Average interest rates on loans decreased 45 basis points, while the interest expenses associated with funding sources decreased 25 basis points to 1.28 percent.

Investment Management

For the three months ended June 30, 2004, income before income taxes increased $762 thousand to $22.9 million compared with the three month period ended June 30, 2003. The total return on average interest earning assets before taxes decreased to 2.91 percent compared with 3.38 percent for the prior year period. The decrease in total return was primarily due to the historically low interest rate environment, offset by an increase in investment volume. The yield on interest earning assets, which includes federal funds sold, decreased 54 basis points to 5.0 percent and the interest expenses associated with funding sources decreased 25 basis points to 1.28 percent. Average interest earning assets increased $526.6 million or 20.1 percent due to higher investment volume. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the three months ended June 30, 2004, due to continued low mortgage rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I and service charges on deposit accounts. The loss before taxes for the corporate segment was $7.1 million for the three months ended June 30, 2004 and June 30, 2003.

The following table presents the financial data for each of the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,187,835	$3,115,800	$3,027,181	$0	$9,330,816
Income (loss) before income taxes	$39,114	$41,187	$48,482	$(14,653)	$114,130
Return on average interest earning assets (pre-tax)	2.45%	2.64%	3.20%	0%	2.45%

	Six Months Ended June 30, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,037,121	$2,937,116	$2,614,466	$0	$8,588,703
Income (loss) before income taxes	$44,332	$39,881	$45,657	$(15,052)	$114,818
Return on average interest earning assets (pre-tax)	2.92%	2.72%	3.49%	0%	2.67%

Consumer Lending

For the six months ended June 30, 2004, income before income taxes decreased $5.2 million to $39.1 million compared with the six month period ended June 30, 2003. The total return on average interest earning assets before taxes decreased to 2.45 percent compared with 2.92 percent for the prior year period. These decreases were primarily due to the decline in net interest income, lower non-interest income (mainly from lower gains on the sale of loans and loan fees), and decreased title insurance fee income, partly offset by a decrease in the provision for possible loan losses and non-interest expense. Average interest earning assets increased $150.7 million or 5.0 percent, attributed to volume gains in residential mortgages and automobile loans. Average interest rates on loans decreased 61 basis points, while the interest expenses associated with funding sources decreased 27 basis points to 1.28 percent.

Commercial Lending

For the six months ended June 30, 2004, income before income taxes increased $1.3 million to $41.2 million compared with the six month period ended June 30, 2003. The total return on average interest earning assets before taxes decreased to 2.64 percent compared with 2.72 percent for the prior year period. These changes were due to higher loan volume, an increase in net interest income and a lower provision for loan losses. Average interest earning assets increased $178.7 million or 6.1 percent, attributed to volume gains in commercial loans and commercial mortgages. Average interest rates on loans decreased 48 basis points, while the interest expenses associated with funding sources decreased 27 basis points to 1.28 percent.

Investment Management

For the six months ended June 30, 2004, income before income taxes increased $2.8 million to $48.5 million compared with the six month period ended June 30, 2003. This increase is primarily due to increases in investment volume and net interest income, partly offset by a higher internal transfer expense. The total return on average interest earning assets before taxes decreased to 3.20 percent compared with 3.49 percent for the prior year period due to lower interest rates. The yield on interest earning assets, which includes federal funds sold decreased 50 basis points to 5.15 percent and the interest expenses associated with funding sources decreased 27 basis points to 1.28 percent. Average interest earning assets increased $412.7 million mainly due to higher investment volume.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I and service charges on deposit accounts. The loss before taxes for the corporate segment was $14.7 million for the six months ended June 30, 2004, compared with a loss of $15.1 million for the six months ended June 30, 2003.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of June 30, 2004. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended June 30, 2004, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 1.85 percent or $7.1 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 3.74 percent or $14.3 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

During the third quarter of 2004, Valley entered into an interest rate swap transaction which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Management believes this hedge transaction will serve as an insurance policy, reducing Valley’s exposure to interest rates rising more slowly than the market currently expects.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets increased to $2.3 billion at June 30, 2004 from $2.1 billion at December 31, 2003. This represents 23.3 percent and 22.6 percent of earning assets at June 30, 2004 and December 31, 2003, respectively, and 21.6 percent and 21.1 percent of total assets at June 30, 2004 and December 31, 2003, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.3 billion for the six months ended June 30, 2004 and $6.0 billion for the year ended December 31, 2003, representing 67.3 percent and 68.2 percent, respectively, of average earning assets. Demand and low cost savings deposits continued to increase as an alternative to certificates of deposit, mainly as a result of increased branch offices, promotional efforts and the consumer’s desire to invest in more liquid products. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $63.7 million and $66.9 million at June 30, 2004 and December 31, 2003, respectively. Short-term and long-term borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2004, proceeds from the sales of investment securities available for sale amounted to $381 million and proceeds of $688 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the six months ended June 30, 2004 were $1.3 billion. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the six months ended June 30, 2004 and for the year ended December 31, 2003.

As of June 30, 2004 and December 31, 2003, Valley had a total of $1.9 billion and $1.8 billion, respectively, of securities available for sale recorded at their fair value. As of June 30, 2004, the investment securities available for sale had an unrealized loss of $7.8 million, net of deferred taxes, compared with an unrealized gain of $20.5 million, net of deferred taxes, at December 31, 2003. This change was primarily due to the increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of June 30, 2004 and December 31, 2003, Valley had a total of $2.2 million and $4.3 million in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
	(in thousands)
Commercial	$1,205,739	$1,180,310	$1,184,652	$1,163,176

Total commercial loans	1,205,739	1,180,310	1,184,652	1,163,176

Construction	254,007	265,993	222,748	203,391
Residential mortgage	1,699,035	1,614,999	1,596,859	1,648,293
Commercial mortgage	1,692,201	1,607,486	1,553,037	1,564,096

Total mortgage loans	3,645,243	3,488,478	3,372,644	3,415,780

Home equity	486,962	477,793	476,149	467,322
Credit card	9,636	9,743	10,722	10,727
Automobile	1,058,238	1,011,844	1,013,938	958,900
Other consumer	101,871	110,731	114,304	117,483

Total consumer loans	1,656,707	1,610,111	1,615,113	1,554,432

Total loans	$6,507,689	$6,278,899	$6,172,409	$6,133,388

As a percent of total loans:
Commercial loans	18.5%	18.8%	19.2%	19.0%
Mortgage loans	56.0	55.6	54.6	55.7
Consumer loans	25.5	25.6	26.2	25.3

Total	100.0%	100.0%	100.0%	100.0%

During the second quarter of 2004, Valley’s total loan portfolio continued to grow at a steady upward trend, while maintaining emphasis on credit quality. During the quarter, total loans grew $228.8 million or 3.6 percent from March 31, 2004, while on an annualized basis total loans increased 14.6 percent due to a higher volume of loans across the entire portfolio. Aggressive marketing efforts and new business initiatives have contributed to this loan growth. Valley cannot guarantee that the current level of loan growth will continue throughout the remainder of the year.

For the three months ended June 30, 2004, commercial loans increased 2.2 percent or 8.6 percent annualized, partly due to increased commercial line draw downs and new commercial loans. New business initiatives continue to build a strong pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth as the year progresses.*

For the three months ended June 30, 2004, total mortgage loans increased 4.5 percent or 18.0 percent annualized mainly due to the favorable interest rate environment and marketing efforts. This growth was primarily due to a 5.3 percent or 21.1 percent annualized increase in the commercial mortgage portfolio and a 5.2 percent or 20.8 percent annualized increase in the residential mortgage portfolio. For the first six months of 2004, Valley sold approximately $16.8 million of the $310 million in originated residential mortgage loans.

Consumer loans for the three months ended June 30, 2004 increased 2.9 percent or 11.6 percent annualized primarily from automobile and home equity loans. Valley originated over $273 million in new auto loans for the first six months of 2004. Valley has successfully expanded its dealer network in additional markets within New Jersey, New York and Pennsylvania.

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

Non-accrual loans have been in a range between $14.6 million and $23.9 million for the last five quarters and have trended downward during this period. Valley’s experience indicates that the amount of non-accrual loans is historically low and there is no guarantee that this level will continue.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans have remained within a range of $2.8 million to $5.0 million for the last five quarters. Valley cannot predict that this level of past dues will continue. These loans are primarily commercial mortgage loans, consumer credit loans and commercial loans which are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.2 million at June 30, 2004, $1.2 million at March 31, 2004, $707 thousand at December 31, 2003, $2.0 million at September 30, 2003, and $1.0 million at June 30, 2003.

Total loans past due in excess of 30 days were 0.55 percent of all loans at June 30, 2004 compared with 0.77 percent at March 31, 2004, 0.92 percent at December 31, 2003, 0.73 percent at September 30, 2003 and 0.75 percent at June 30, 2003. While Valley strives to keep the loans past due in excess of 30 days at these current low levels, there is no guarantee that this will continue.*

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,952	$3,529	$2,792	$5,026	$3,023

Non-accrual loans	14,594	20,724	22,338	19,630	23,894
Other real estate owned (OREO)	524	601	797	211	172

Total non-performing assets	$15,118	$21,325	$23,135	$19,841	$24,066

Troubled debt restructured loans	0	0	0	0	0

Non-performing loans as a % of loans	0.22%	0.33%	0.36%	0.32%	0.39%

Non-performing assets as a % of loans plus OREO	0.23%	0.34%	0.37%	0.32%	0.39%

Allowance as a % of loans	1.00%	1.03%	1.05%	1.06%	1.10%

Allowance for Loan Losses

At June 30, 2004, the allowance for loan losses totaled $64.8 million compared with $64.7 million at December 31, 2003. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.5 million and $3.2 million for the three and six months ended June 30, 2004 compared with $1.1 million and $1.6 million for the three and six months ended June 30, 2003. Valley cannot predict that the low level of net charge-offs and net charge-offs as a percentage of average loans for the periods presented in the following table will continue in future periods.

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

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
	(in thousands)
Average loans outstanding	$6,371,083	$6,230,219	$6,163,441	$6,150,373	$6,050,578

Beginning balance:
Allowance for loan losses	$64,796	$64,650	$65,138	$67,477	$66,791
Loans charged-off	(2,501)	(3,479)	(2,726)	(4,611)	(2,143)
Recoveries	1,041	1,777	988	1,187	1,074

Net charge-offs	(1,460)	(1,702)	(1,738)	(3,424)	(1,069)
Provision charged to operations	1,476	1,848	1,250	1,085	1,755

Ending balance: Allowance for loan losses	$64,812	$64,796	$64,650	$65,138	$67,477

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.11%	0.11%	0.22%	0.07%

Capital Adequacy4

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2004 and December 31, 2003 shareholders’ equity totaled $658.6 million and $652.8 million, respectively, or 6.3 percent and 6.6 percent of total assets. The increase was a result of net income of $75.2 million, offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at June 30, 2004 was a $7.8 million unrealized loss on investment securities available for sale, net of deferred tax, compared with an unrealized gain of $20.5 million, net of deferred tax at December 31, 2003.

On April 7, 2004, the Board of Directors declared a five percent stock dividend issued on May 17, 2004 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of 2.625 million shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.025 million shares of the Company’s outstanding common stock on August 21, 2001. As of June 30, 2004, Valley had repurchased approximately 10.8 million shares of its common stock under the existing repurchase program at an average cost of $23.34 per share. There were 41.6 thousand shares repurchased during the first six months of 2004. Valley expects to continue the existing repurchase program until all 11.025 million shares are purchased before the newly authorized program becomes effective.* However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s capital position at June 30, 2004, under risk-based capital guidelines was $841.9 million or 10.99 percent of risk-weighted assets for Tier 1 capital and $906.8 million or 11.83 percent for Total

[4]	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

risk-based capital. The comparable ratios at December 31, 2003 were 11.2 percent for Tier 1 capital and 12.1 percent for Total risk-based capital. At June 30, 2004 and December 31, 2003, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.32 percent and 8.35 percent, respectively. Valley’s ratios at June 30, 2004 were above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November, 2001. In 2003, upon the adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, Valley expects to include all of its $200 million in trust preferred securities in Tier I capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes. See Note 12 of the Notes to Consolidated Financial Statements in Valley’s December 31, 2003 report on Form 10-K for additional information.

Book value per share amounted to $6.67 at June 30, 2004 and $6.62 at December 31, 2003.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 42.1 percent at June 30, 2004, compared with 45.0 percent at June 30, 2003. Cash dividends declared amounted to $0.44 per share, for the six months ended June 30, 2004, equivalent to a dividend pay-out ratio per diluted share of 57.9 percent, compared with 55.0 percent for the same period in 2003. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

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

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
4/1/2004 - 4/30/2004	0	0	10,709,885	2,940,115
5/1/2004 - 5/31/2004	41,600	$24.75	10,751,485	2,898,515
6/1/2004 - 6/30/2004	0	0	10,751,485	2,898,515

Total	41,600	$24.75	10,751,485	2,898,515

(1)	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

(2)	Publicly announced on May 14, 2003 to repurchase 2,625,000 shares.
Publicly announced on August 21, 2001 to repurchase 11,025,000 shares.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On April 7, 2004, the Annual Meeting of Shareholders of Valley National Bancorp was held. The Shareholders voted upon the election of 16 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of directors.

Name	Number of Votes For	Withheld
Andrew B. Abramson	75,820,401	1,363,329
Pamela Bronander	76,429,815	753,915
Joseph Coccia, Jr.	76,530,716	653,011
Eric P. Edelstein	75,698,982	1,484,746
Mary J. Steele Guilfoile	75,722,367	1,461,363
H. Dale Hemmerdinger	76,433,657	750,073
Graham O. Jones	74,225,714	2,958,016
Walter H. Jones, III	75,553,854	1,629,874
Gerald Korde	75,816,980	1,366,749
Gerald H. Lipkin	76,525,706	658,023
Robinson Markel	71,575,223	5,608,505
Robert E. McEntee	75,834,622	1,349,106
Richard S. Miller	75,539,959	1,643,771
Barnett Rukin	70,086,611	7,097,120
Peter Southway	76,425,152	758,575
Leonard J. Vorcheimer	75,847,209	1,336,521

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

(B)	By-laws incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A)	“Change in Control Agreement” dated June 16, 2004, between Valley, VNB and Kermit R. Dyke is filed herewith.

(B)	“Change in Control Agreement” dated June 16, 2004, between Valley, VNB and Stephen P. Davey is filed herewith.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(b)	Current Reports on Form 8-K

(1)	Filed April 22, 2004 to furnish under Item 12, Valley’s first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: August 5, 2004	/s/ GERALD H. LIPKIN
GERALD H. LIPKIN
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Date: August 5, 2004	/s/ ALAN D. ESKOW
ALAN D. ESKOW
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(10) (A)	“Change in Control Agreement” dated June 16, 2004, between Valley, VNB and Kermit R. Dyke is filed herewith.

(10) (B)	“Change in Control Agreement” dated June 16, 2004, between Valley, VNB and Stephen P. Davey is filed herewith.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.