Form 10-Q
period 2004-09-30
VALLEY NATIONAL BANCORP
filed 2004-11-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 98,737,776 shares were outstanding as of November 5, 2004.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$195,887	$218,166
Investment securities held to maturity, fair value of $1,296,886 and $1,252,765 in 2004 and 2003, respectively	1,278,403	1,232,239
Investment securities available for sale	1,799,130	1,805,680
Trading securities	2,346	4,252
Loans held for sale	8,252	5,720
Loans	6,815,373	6,166,689
Less: Allowance for loan losses	(65,324)	(64,650)

Net loans	6,750,049	6,102,039

Premises and equipment, net	154,439	128,606
Due from customers on acceptances outstanding	13,836	15,148
Accrued interest receivable	49,068	40,445
Bank owned life insurance	169,049	164,404
Other assets	210,391	164,041

Total Assets	$10,630,850	$9,880,740

Liabilities
Deposits:
Non-interest bearing	$1,722,255	$1,676,764
Interest bearing:
Savings	3,487,954	3,283,716
Time	2,191,896	2,202,488

Total deposits	7,402,105	7,162,968

Short-term borrowings	603,079	377,306
Long-term debt	1,790,187	1,547,221
Bank acceptances outstanding	13,836	15,148
Accrued expenses and other liabilities	125,477	125,308

Total Liabilities	9,934,684	9,227,951

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0
Common stock, no par value, authorized 157,042,457 shares; issued 98,897,204 shares in 2004 and 98,912,481 shares in 2003	34,963	33,304
Surplus	439,370	318,599
Retained earnings	215,025	288,313
Unallocated common stock held by employee benefit plan	(129)	(259)
Accumulated other comprehensive income	11,275	20,531

	700,504	660,488
Treasury stock, at cost (173,166 shares in 2004 and 306,490 shares in 2003)	(4,338)	(7,699)

Total Shareholders’ Equity	696,166	652,789

Total Liabilities and Shareholders’ Equity	$10,630,850	$9,880,740

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$94,077	$90,527	$270,876	$274,579
Interest and dividends on investment securities:
Taxable	34,808	26,807	100,585	87,290
Tax-exempt	2,971	2,751	8,615	8,202
Dividends	499	536	1,346	2,849
Interest on federal funds sold and other short-term investments	76	219	200	392

Total interest income	132,431	120,840	381,622	373,312

Interest Expense
Interest on deposits:
Savings deposits	5,886	4,903	15,761	18,040
Time deposits	11,821	11,954	34,262	36,125
Interest on short-term borrowings	1,603	544	3,023	3,332
Interest on long-term debt	18,350	21,740	52,202	56,068

Total interest expense	37,660	39,141	105,248	113,565

Net Interest Income	94,771	81,699	276,374	259,747
Provision for loan losses	1,475	1,085	4,799	6,095

Net Interest Income after Provision for Loan Losses	93,296	80,614	271,575	253,652

Non-Interest Income
Trust and investment services	1,395	1,459	4,444	4,161
Insurance premiums	3,401	4,857	10,818	13,861
Service charges on deposit accounts	5,118	5,485	15,116	16,444
Gains on securities transactions, net	594	6,174	5,211	12,353
Gains on trading securities, net	504	593	1,870	2,121
Fees from loan servicing	1,934	2,582	6,145	7,033
Gains on sales of loans, net	792	6,747	2,300	12,062
Bank owned life insurance	1,532	1,525	4,645	4,603
Other	4,141	3,903	12,591	12,549

Total non-interest income	19,411	33,325	63,140	85,187

Non-Interest Expense
Salary expense	25,660	24,496	73,939	73,563
Employee benefit expense	5,919	5,298	17,126	17,496
Net occupancy expense	8,981	8,419	27,111	25,601
Amortization of intangible assets	2,083	3,055	6,972	9,430
Advertising	1,974	1,698	6,090	5,570
Other	10,260	11,162	31,517	32,551

Total non-interest expense	54,877	54,128	162,755	164,211

Income Before Income Taxes	57,830	59,811	171,960	174,628
Income tax expense	18,444	20,475	57,413	59,582

Net Income	$39,386	$39,336	$114,547	$115,046

Weighted Average Number of Shares Outstanding:
Basic	98,676,093	98,400,484	98,645,399	98,756,595
Diluted	99,116,193	99,015,258	99,117,035	99,265,843
Earnings Per Share:
Basic	$0.40	$0.40	$1.16	$1.16
Diluted	0.40	0.40	1.16	1.16
Cash dividends declared per common share	0.225	0.214	0.66	0.63

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$114,547	$115,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,568	17,710
Amortization of compensation costs pursuant to long-term stock incentive plans	2,366	2,227
Provision for loan losses	4,799	6,095
Net amortization of premiums and accretion of discounts	4,221	9,540
Net gains on securities transactions	(5,211)	(12,353)
Proceeds from sales of loans	45,651	417,275
Gains on sales of loans	(2,300)	(12,062)
Origination of loans held for sale	(46,795)	(384,078)
Purchases of trading securities	(207,040)	(237,284)
Proceeds from sales of trading securities	208,946	234,308
Net increase in cash surrender value of bank owned life insurance	(4,645)	(4,603)
Net (increase) decrease in accrued interest receivable and other assets	(7,925)	4,736
Net (decrease) increase in accrued expenses and other liabilities	(33,061)	1,160

Net cash provided by operating activities	90,121	157,717

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	410,030	573,321
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	772,564	1,185,004
Purchases of investment securities available for sale	(1,212,904)	(1,307,696)
Purchases of investment securities held to maturity	(205,853)	(712,541)
Proceeds from sales of investment securities held to maturity	0	1,630
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	168,847	51,206
Net increase in loans	(652,879)	(437,978)
Purchases of premises and equipment	(35,259)	(18,165)

Net cash used in investing activities	(755,454)	(665,219)

Cash flows from financing activities
Net increase in deposits	239,137	486,184
Net increase (decrease) in short-term borrowings	225,773	(62,798)
Advances of long-term debt	400,000	325,706
Repayment of long-term debt	(157,034)	(146,056)
Dividends paid to common shareholders	(64,464)	(61,822)
Purchase of common shares to treasury	(1,030)	(35,362)
Common stock issued, net of cancellations	672	2,459

Net cash provided by financing activities	643,054	508,311

Net (decrease) increase in cash and cash equivalents	(22,279)	809
Cash and cash equivalents at January 1	218,166	243,923

Cash and cash equivalents at September 30	$195,887	$244,732

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	105,284	$113,965
Cash paid during the period for federal and state income taxes	68,863	63,105

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and 2003 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. Share data reflects the 5 percent stock dividend issued on May 17, 2004.

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

The following table shows the calculation of both Basic and Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (in thousands)	$39,386	$39,336	$114,547	$115,046

Basic weighted-average number of shares outstanding	98,676,093	98,400,484	98,645,399	98,756,595
Plus: Common stock equivalents	440,100	614,774	471,636	509,248

Diluted weighted-average number of shares outstanding	99,116,193	99,015,258	99,117,035	99,265,843

Earnings per share:
Basic	$0.40	$0.40	$1.16	$1.16
Diluted	0.40	0.40	1.16	1.16

Common stock equivalents for the three and nine months ended September 30, 2004 exclude approximately 387 thousand common stock options because the exercise prices exceeded the average

[1]	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

market value. For the three months ended September 30, 2003, no shares exceeded the average market value. Approximately 32 thousand shares exceeded the average market value for the nine months ended September 30, 2003 and were excluded from common stock equivalents. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

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

For the three and nine months ended September 30, 2004, Valley recorded stock-based employee compensation expense for incentive stock options of $151 thousand and $454 thousand, net of tax, compared to $68 thousand and $213 thousand, for the three and nine months ended September 30, 2003, and will continue to amortize the remaining cost of these grants of approximately $1.9 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2004 and 2003, respectively: dividend yield of 3.24 and 3.03 percent; risk-free interest rate of 3.67 and 3.94 percent; expected volatility of 22.96 and 19.97 percent; and expected term of 7.52 and 7.65 years. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except for share data)
Net income
As reported	$39,386	$39,336	$114,547	$115,046
Stock-based compensation cost, net of tax	(171)	(231)	(514)	(693)

Pro forma net income	$39,215	$39,105	$114,033	$114,353

Earnings per share
As reported:
Basic	$0.40	$0.40	$1.16	$1.16
Diluted	0.40	0.40	1.16	1.16
Pro forma:
Basic	$0.40	$0.40	$1.16	$1.16
Diluted	0.40	0.39	1.15	1.15

4.	Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Net income	$39,386	$39,336

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	18,509	(7,560)
Less reclassification adjustment for gains included in net income on AFS	(374)	(3,977)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	1,405	0
Less reclassification adjustment for gains on derivatives included in net income	(457)	0

Other comprehensive income (losses)	19,083	(11,537)

Total comprehensive income	$58,469	$27,799

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net income	$114,547	$115,046

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	(6,970)	(8,960)
Less reclassification adjustment for gains included in net income on AFS	(3,234)	(7,773)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	1,405	0
Less reclassification adjustment for gains on derivatives included in net income	(457)	0

Other comprehensive losses	(9,256)	(16,733)

Total comprehensive income	$105,291	$98,313

5.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

6.	Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $179 million as of September 30, 2004. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total Standbys, 62 percent are secured and in the event of non performance by the customer, Valley has rights to the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

7.	Pension Plan

Valley has a non-contributory defined benefit pension plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for each of the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$831	$669	$2,378	$2,013
Interest cost	806	723	2,379	2,169
Expected return on plan assets	(942)	(885)	(2,826)	(2,656)
Net amortization of transition asset	(4)	(19)	(12)	(59)
Amortization of prior service cost	37	22	110	67
Amortization of net loss/(gains)	18	(17)	18	(49)

Net periodic pension expense	$746	$493	$2,047	$1,485

8.	Derivative Instruments and Hedging Activities

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. This interest rate swap involves the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, Valley records all derivatives on the balance sheet at fair value.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

At September 30, 2004, derivatives designated as cash flow hedges with a fair value of $1.6 million were included in other assets. Valley had no derivatives designated as cash flow hedges outstanding at September 30, 2003. The change in net unrealized gains of $1.6 million in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income, net of related income taxes of $655 thousand. No significant hedge ineffectiveness existed on cash flow hedges during the three or nine months ended September 30, 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. During the three and nine months ended September 30, 2004, $0.8 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred. During the next twelve months, Valley estimates that an additional $2.0 million will be reclassified out of other comprehensive income into interest income.*

9.	Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Valley began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

In March 2004, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on Valley’s financial statements.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by Valley conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

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

Executive Summary2

For the quarter ended September 30, 2004, net income was $0.40 per diluted share or $39.4 million compared with $0.37 per diluted share or $36.7 million for the second quarter of 2004 and $0.40 per diluted share or $39.3 million for the third quarter of 2003. Net income per diluted share was $1.16 for both the nine months ended September 30, 2004 and September 30, 2003. Net income for the first nine months of 2004 was $114.5 million, compared with $115.0 million for the same period in 2003.

Net interest income for the current quarter grew $3.5 million or almost 15 percent annualized on a tax equivalent basis to $96.4 million and the net interest margin increased to 3.94 percent from 3.90 percent from the second quarter of 2004. This was a result of a higher volume of loans coupled with recent increases in the prime rate.

Earnings for the third quarter of 2004 increased $2.7 million or 7.2 percent compared to the second quarter of 2004. Loans grew by $316 million across all areas of the bank at an annualized rate of 19.4 percent as a result of new business development, consolidation in the marketplace and expansion of existing customer borrowings. In addition, the yield on loans increased for the first time in four years reflecting the positive changes in short-term interest rates and the economy.

Earning assets increased by over 6 percent annualized for the three month period ended September 30, 2004. This encompasses substantial loan growth in conjunction with a strategic decision to reduce investments. This has a combined effect of shortening the duration of earning assets while increasing both asset sensitivity and increasing the consolidated earning asset yield.

The annualized return on average shareholders’ equity was 23.65 percent for the three months ended September 30, 2004 compared with 24.71 percent for the same period in 2003 while the annualized return on average assets was 1.51 percent for the three months ended September 30, 2004 compared with 1.66 percent recorded in the third quarter of 2003. For the first nine months of 2004, Valley achieved an annualized return on average shareholders’ equity of 22.80 percent compared with 24.35 percent for the same period in 2003 and an annualized return on average assets of 1.51 percent for the first nine months of 2004, compared with 1.65 percent for the same period in 2003.

Net Interest Income3

Net interest income represents the largest component of Valley’s operating income and as a result, is the area that management focuses most of its efforts. For the three months ended September 30, 2004, net interest income on a tax equivalent basis increased to $96.4 million compared with $83.2 million for the quarter ended September 30, 2003 and from $92.9 million for the second quarter of 2004. These increases were due to higher loan and investment volume and lower rates paid on deposits and borrowings, partly offset by lower interest rates earned on loans as compared to the same period in 2003.

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

For the third quarter of 2004, average loans increased $494.4 million or 8.0 percent while average taxable investments increased $431.1 million or 18.2 percent over the same period in 2003. Compared to the second quarter of 2004, average loans grew $273.7 million or 4.3 percent, while the average balance on taxable investments decreased $16.2 million. Interest on loans increased $5.1 million for the third quarter of 2004 compared to the second quarter of 2004 due to increased volume and higher short-term interest rates. Interest on taxable investments increased $1.5 million for the three month period ended September 30, 2004 compared with the quarter ended June 30, 2004 mainly due to lower amortization expense and higher average balances.

Interest expense for the three months ended September 30, 2004 increased $1.5 million compared with the quarter ended June 30, 2004 mainly due to higher rates paid on deposits and an increase in borrowings. Valley lowered some of its borrowing costs through variable rate sub-LIBOR based borrowings during the end of the fourth quarter of 2003 and in the first quarter of 2004. These borrowings have call provisions, but if not called, will convert to higher-cost fixed rate borrowings at the end of 2004 and into 2005. Since July 2003, Valley has also secured approximately $500 million of fixed rate borrowings at average long-term rates 69 basis points less than currently available.

Average interest bearing liabilities for the quarter ended September 30, 2004 increased $754.1 million or 10.5 percent compared with the quarter ended September 30, 2003 and increased $256.5 million or 3.3 percent compared with the quarter ended June 30, 2004. Average total deposits increased $347.7 million or 4.9 percent for the quarter ended September 30, 2004 compared with the same period in 2003 and increased $83.9 million or 1.1 percent compared with the quarter ended June 30, 2004. These increases were attributed to the addition of new branches, continued increases in customer activity as well as advertising and promotional efforts. Average short-term borrowings increased $234.5 million or 93.7 percent for the quarter ended September 30, 2004, compared with the same period last year, and increased $112.0 million or 30.1 percent compared with the quarter ended June 30, 2004. Average long-term debt, which includes Federal Home Loan Bank (“FHLB”) advances, increased $329.0 million, or 22.3 percent for the quarter ended September 30, 2004 compared with the same quarter ended September 30, 2003 and increased $107.1 million or 6.3 percent compared with the quarter ended June 30, 2004. The increase in borrowings is used as an alternative to deposits and is evaluated based upon need, cost and term.

During the third quarter of 2004, the Federal Reserve (“Fed”) increased short-term interest rates three times. Valley’s prime rate moved in conjunction with each interest rate increase which resulted in higher net interest income during the quarter. The first prime rate increase on July 1, 2004, affected Valley’s net interest income for the entire quarter, while the second and third increases in August and September only partially contributed to the net interest income during the quarter. It is anticipated, based upon these increases, that net interest income will increase during the fourth quarter of 2004.* Additional increases in the prime rate which are anticipated, could further increase net interest income for the fourth quarter, should they occur.*

Additionally, Valley entered into cash flow hedges on July 28, 2004, which further increased both net interest income by $772 thousand and the net interest margin by 3 basis points during the quarter. While the cash flow hedges are expected to further increase net interest income and net interest margin in the fourth quarter, Valley anticipates that the spread received will be less as a result of increases in the prime rate.*

The net interest margin increased for the three months ended September 30, 2004 to 3.94 percent compared with 3.76 percent for the quarter ended September 30, 2003 and from 3.90 percent for the three months ended June 30, 2004, primarily due to higher volume of loans coupled with recent increases in the prime rate. The third quarter of 2003 was negatively impacted by prepayment penalties paid in connection with refinancing of debt at lower interest rates with the FHLB.

The following table reflects the components of net interest income for each of the three months ended September 30, 2004 and 2003.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,644,741	$94,114	5.67%	$6,150,373	$90,574	5.89%
Taxable investments	2,803,510	35,307	5.04	2,372,410	27,343	4.61
Tax-exempt investments (1)	325,127	4,576	5.63	254,212	4,232	6.66
Federal funds sold and other short- term investments	16,989	76	1.79	81,006	219	1.08

Total interest earning assets	9,790,367	134,073	5.48%	8,858,001	122,368	5.53%
Allowance for loan losses	(69,419)			(69,047)
Cash and due from banks	209,285			207,041
Other assets	470,221			462,224
Unrealized gain on securities available for sale	1,538			48,115

Total assets	$10,401,992			$9,506,334

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,491,498	$5,886	0.67%	$3,184,336	$4,903	0.62%
Time deposits	2,160,260	11,821	2.19	2,276,867	11,954	2.10

Total interest bearing deposits	5,651,758	17,707	1.25	5,461,203	16,857	1.23
Short-term borrowings	484,850	1,603	1.32	250,305	544	0.87
Long-term debt	1,802,459	18,350	4.07	1,473,437	21,740	5.90

Total interest bearing liabilities	7,939,067	37,660	1.90%	7,184,945	39,141	2.18%
Demand deposits	1,762,175			1,605,072
Other liabilities	34,581			79,651
Shareholders’ equity	666,169			636,666

Total liabilities and shareholders’ equity	$10,401,992			$9,506,334

Net interest income
(tax equivalent basis)		96,413			83,227
Tax equivalent adjustment		(1,642)			(1,528)

Net interest income		$94,771			$81,699

Net interest rate differential			3.58%			3.35%

Net interest margin (3)			3.94%			3.76%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2004 and 2003.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,416,866	$270,986	5.63%	$6,020,380	$274,742	6.08%
Taxable investments	2,739,722	101,931	4.96	2,371,040	90,139	5.07
Tax-exempt investments (1)	310,819	13,254	5.69	248,252	12,619	6.78
Federal funds sold and other short- term investments	18,275	200	1.46	39,784	392	1.31

Total interest earning assets	9,485,682	386,371	5.43%	8,679,456	377,892	5.81%
Allowance for loan losses	(68,403)			(67,594)
Cash and due from banks	209,987			198,725
Other assets	463,203			438,194
Unrealized gain on securities available for sale	16,964			55,036

Total assets	$10,107,433			$9,303,817

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,413,390	$15,761	0.62%	$3,088,587	$18,040	0.78%
Time deposits	2,189,770	34,262	2.09	2,210,586	36,125	2.18

Total interest bearing deposits	5,603,160	50,023	1.19	5,299,173	54,165	1.36
Short-term borrowings	365,660	3,023	1.10	399,574	3,332	1.11
Long-term debt	1,691,971	52,202	4.11	1,352,725	56,068	5.53

Total interest bearing liabilities	7,660,791	105,248	1.83%	7,051,472	113,565	2.15%
Demand deposits	1,718,631			1,557,087
Other liabilities	58,082			65,231
Shareholders’ equity	669,929			630,027

Total liabilities and shareholders’ equity	$10,107,433			$9,303,817

Net interest income
(tax equivalent basis)		281,123			264,327
Tax equivalent adjustment		(4,749)			(4,580)

Net interest income		$276,374			$259,747

Net interest rate differential			3.60%			3.66%

Net interest margin (3)			3.95%			4.06%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended September 30, 2004 Compared with 2003 Increase (Decrease) (1)			Nine Months Ended September 30, 2004 Compared with 2003 Increase (Decrease) (1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$3,540	$7,092	$(3,552)	$(3,756)	$17,461	$(21,217)
Taxable investments	7,964	5,274	2,690	11,792	13,753	(1,961)
Tax-exempt investments (2)	344	1,063	(719)	635	2,868	(2,233)
Federal funds sold and other short-term investments	(143)	(235)	92	(192)	(231)	39

	11,705	13,194	(1,489)	8,479	33,851	(25,372)

Interest expense:
Savings deposits	983	496	487	(2,279)	1,764	(4,043)
Time deposits	(133)	(626)	493	(1,863)	(338)	(1,525)
Short-term borrowings	1,059	680	379	(309)	(281)	(28)
Long-term debt	(3,390)	4,224	(7,614)	(3,866)	12,281	(16,147)

	(1,481)	4,774	(6,255)	(8,317)	13,426	(21,743)

Net interest income (tax equivalent basis)	$13,186	$8,420	$4,766	$16,796	$20,425	$(3,629)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

For the three and nine months ended September 30, 2004, non-interest income decreased $13.9 million and $22.0 million or 41.8 percent and 25.9 percent, respectively, mainly due to lower security gains and lower gains on the sale of residential mortgage loans compared with the same periods in 2003.

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,
	2004	2003	2004	2003
	(in thousands)
Trust and investment services	$1,395	$1,459	$4,444	$4,161
Insurance premiums	3,401	4,857	10,818	13,861
Service charges on deposit accounts	5,118	5,485	15,116	16,444
Gains on securities transactions, net	594	6,174	5,211	12,353
Gains on trading securities, net	504	593	1,870	2,121
Fees from loan servicing	1,934	2,582	6,145	7,033
Gains on sales of loans, net	792	6,747	2,300	12,062
Bank owned life insurance (“BOLI”)	1,532	1,525	4,645	4,603
Other	4,141	3,903	12,591	12,549

Total non-interest income	$19,411	$33,325	$63,140	$85,187

Insurance premiums decreased $1.5 million and $3.0 million or 30.0 percent and 22.0 percent for the three and nine months ended September 30, 2004, compared with the same periods in 2003 due to a decline in title insurance revenues. This was mainly a result of an industry wide reduction in mortgage refinancing activity and corresponding lower title insurance premiums.

For the three and nine month periods ended September 30, 2004, service charges on deposit accounts decreased $367 thousand and $1.3 million or 6.7 percent and 8.1 percent compared with the same periods in 2003. These decreases were mainly due to a lower volume of uncollected funds and overdraft activity, as well as lower account maintenance fees. During the first nine months of 2004, there were several deposit account promotional campaigns held bank-wide to promote deposit growth. Although these campaigns generated new account relationships, the accounts offered during these campaigns were often service charge free for the first year.

Gains on securities transactions, net, decreased $5.6 million and $7.1 million or 90.4 percent and 57.8 percent for the three and nine months ended September 30, 2004, compared with the same periods in 2003. The majority of security gains during the current quarter were generated from mortgage-backed securities. The decline in securities gains is attributable to reduced sales activity in equity and mortgage-backed securities during the first nine months of 2004 as compared to the same period in 2003.

Fees from loan servicing decreased $648 thousand and $888 thousand or 25.1 percent and 12.6 percent for the three and nine months ended September 30, 2004, compared with the same periods in 2003, mainly due to smaller balances of loans serviced resulting from refinance and payoff activity.

Gains on sales of loans, net, for the three and nine months ended September 30, 2004 decreased $6.0 million and $9.8 million or 88.3 percent and 80.9 percent compared with the same periods in 2003. These decreases were primarily attributable to lower sales volume of residential mortgage loans for the three and nine months ended September 30, 2004 of $12.8 million and $29.6 million compared with $256.2 million and $402.5 million for the same periods in 2003. Loans originated in the third quarter were substantially less than the same prior year period. Based on the lower amount of refinancing, Valley expects that the amount of residential loan activity and loan sale gains will continue to be lower for the remainder of 2004 as compared to 2003.* Valley may continue, even at these lower volumes, to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.*

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,
	2004	2003	2004	2003
	(in thousands)
Salary expense	$25,660	$24,496	$73,939	$73,563
Employee benefit expense	5,919	5,298	17,126	17,496
Net occupancy expense	8,981	8,419	27,111	25,601
Amortization of intangible assets	2,083	3,055	6,972	9,430
Advertising	1,974	1,698	6,090	5,570
Other	10,260	11,162	31,517	32,551

Total non-interest expense	$54,877	$54,128	$162,755	$164,211

Non-interest expense increased by $749 thousand or 1.4 percent for the three months ended September 30, 2004 compared with the three months ended September 30, 2003, mainly due to increases in salary expense, employee benefit expense and higher depreciation partly offset by lower amortization expenses. For the nine months ended September 30, 2004, non-interest expense decreased $1.5 million or 0.9 percent compared with the same period in 2003. This decrease was due largely to lower amortization expenses and other expenses partly offset by an increase in occupancy expense, specifically, depreciation expense.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 48.1 percent and 47.9 percent for the three and nine month periods ended September 30, 2004 compared with 47.1 percent and 47.6 percent for the same periods in 2003. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* The efficiency ratio has increased in recent years as a result of interest expense from the issuance of trust preferred securities in November 2001, included in the calculation, and the higher efficiency ratios of Valley’s recently acquired subsidiaries.

Salary expense increased $1.2 million or 4.8 percent and $376 thousand or 0.5 percent for the three and nine months ended September 30, 2004, compared with the same periods in the prior year. At September 30, 2004, Valley’s full-time equivalent staff was 2,287 compared with 2,331 at June 30, 2004 and 2,214 at September 30, 2003. During 2004, Valley incurred additional expense to support expanded branch and call center hours of operations as well as incurred costs related to new business development and implementation of regulatory compliance programs. These costs were partly offset by reductions in the mortgage origination area. Part-time employees are being utilized to a greater degree, especially in branch operations helping to control costs.

Valley has begun to accelerate its spending in connection with efforts to comply with the anti-money laundering (“AML”) and bank secrecy (“BSA”) laws by adding additional compliance staff and hiring outside professionals to create a more robust compliance function required by the current regulatory environment. These laws have imposed far-reaching and substantial requirements on financial institutions. Valley’s increasing level of expense arises in part in response to a recent regulatory examination by the Office of the Comptroller of the Currency (“OCC”) of Valley National Bank, the results of which have not yet been finalized. See Part II, Item 1. Legal Proceedings, page 31.

Employee benefit expense increased by $621 thousand or 11.7 percent for the three months ended September 30, 2004 compared with the same period in the prior year, mainly due to increased medical group insurance and pension plan accruals. Employee benefit expense decreased $370 thousand or 2.1 percent for nine months ended September 30, 2004, compared with the same periods last year. The decrease was primarily due to realized savings when Valley switched its medical group insurance administrator and from a reduction in 401(k) expense. Included in employee benefit expense was $151 thousand and $454 thousand, net of tax of stock option expense recorded for the three and nine month periods ended September 30, 2004 compared to $68 thousand and $213 thousand, net of tax recorded for the same periods in 2003.

Net occupancy expense for the three and nine months ended September 30, 2004 increased $562 thousand or 6.7 percent and $1.5 million or 5.9 percent compared with the same periods in 2003. These increases were largely due to business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $972 thousand or 31.8 percent and $2.5 million or 26.1 percent for the three and nine months ended September 30, 2004 compared with the same periods in 2003. Amortization of loan servicing rights for residential mortgages totaled $1.6 million and $5.5 million for the three and nine months ended September 30, 2004 compared with $2.6 million and $8.0 million recorded for the same periods in 2003. Amortization expense decreased as a result of higher interest rates compared to 2003, resulting in lower levels of prepayments.

Income Taxes

Income tax expense as a percentage of pre-tax income was 31.9 percent and 33.4 percent for the three and nine months ended September 30, 2004. The decrease was in conjunction with a review of estimated tax accruals and the ordinary September filing of tax returns. The effective tax rate is expected to be approximately 34 percent for the remainder of 2004.*

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank and income from derivative financial instruments are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Financial Services Division, comprised of trust, investment and insurance services, as well as Valley’s Mortgage Servicing Division, are included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table presents the financial data for each of the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total

	(in thousands)
Average interest earning assets	$3,363,626	$3,282,960	$3,143,781	$0	$9,790,367
Income (loss) before income taxes	$19,088	$22,428	$22,624	$(6,310)	$57,830
Return on average interest earning assets (pre-tax)	2.27%	2.73%	2.88%	0%	2.36%

	Three Months Ended September 30, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total

	(in thousands)
Average interest earning assets	$3,154,631	$3,039,113	$2,664,257	$0	$8,858,001
Income (loss) before income taxes	$27,251	$21,013	$16,929	$(5,382)	$59,811
Return on average interest earning assets (pre-tax)	3.46%	2.77%	2.54%	0%	2.70%

Consumer Lending

For the three months ended September 30, 2004, income before income taxes decreased $8.2 million to $19.1 million, compared with the three month period ended September 30, 2003. The total return on average interest earning assets before taxes decreased to 2.27 percent compared with 3.46 percent for the prior year period. These decreases were primarily due to the decline in non-interest income (mainly from lower gains on the sale of loans and loan fees), partly offset by the decrease in non-interest expense. Average interest earning assets increased $209 million or 6.63 percent, attributed mostly to volume gains in residential mortgages and automobile loans. The increase in residential mortgage loans was driven by favorable interest rates, refinancing and purchase activity and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 37 basis points, while the interest expenses associated with funding sources decreased 21 basis points to 1.38 percent.

Commercial Lending

For the three months ended September 30, 2004, income before income taxes increased $1.4 million to $22.4 million compared with the three month period ended September 30, 2003 due to higher average loan volume and an increase in net interest income, partly offset by an increase in internal transfer expense. The total return on average interest earning assets before taxes decreased 4 basis points to 2.73 percent compared with 2.77 percent for the prior year period. Average interest earning assets increased $243.8 million or 8.0 percent, attributed to volume gains in commercial loans. Average interest rates on loans decreased 11 basis points, while the interest expenses associated with funding sources decreased 21 basis points to 1.38 percent.

Investment Management

For the three months ended September 30, 2004, income before income taxes increased $5.7 million to $22.6 million compared with the three month period ended September 30, 2003. The total return on average interest earning assets before taxes increased to 2.88 percent compared with 2.54 percent for the prior year period, primarily due to the recent increases in interest rates and an increase in investment balances. The yield on interest earning assets, which includes federal funds sold, increased 33 basis points to 5.2 percent and the interest expenses associated with funding sources decreased 21 basis points to 1.38 percent. Average interest earning assets increased $479.5 million or 18.0 percent due to higher investment volume. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows invested at lower rates during the three months ended September 30, 2004, due to continued low mortgage rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as income from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment was $6.3 million for the three months ended September 30, 2004 and $5.4 million for the three months ended September 30, 2003.

The following table presents the financial data for each of the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,246,432	$3,171,520	$3,067,730	$0	$9,485,682
Income (loss) before income taxes	$58,202	$63,615	$71,106	$(20,963)	$171,960
Return on average interest earning assets (pre-tax)	2.39%	2.67%	3.09%	0%	2.42%

	Nine Months Ended September 30, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,076,291	$2,971,115	$2,632,050	$0	$8,679,456
Income (loss) before income taxes	$71,580	$60,894	$62,586	$(20,432)	$174,628
Return on average interest earning assets (pre-tax)	3.10%	2.73%	3.17%	0%	2.68%

Consumer Lending

For the nine months ended September 30, 2004, income before income taxes decreased $13.4 million to $58.2 million compared with the nine month period ended September 30, 2003. The total return on average interest earning assets before taxes decreased to 2.39 percent compared with 3.10 percent for the prior year period. These decreases were primarily due to the decline in non-interest income (mainly from lower gains on the sale of loans and loan fees), partly offset by a decrease in non-interest expense. Average interest earning assets increased $170.1 million or 5.5 percent, attributed to higher volume in residential mortgages and automobile loans. Average interest rates on loans decreased 54 basis points, while the interest expenses associated with funding sources decreased 25 basis points to 1.31 percent.

Commercial Lending

For the nine months ended September 30, 2004, income before income taxes increased $2.7 million to $63.6 million compared with the nine month period ended September 30, 2003. The total return on average interest earning assets before taxes decreased to 2.67 percent compared with 2.73 percent for the prior year period. These changes were due to higher loan volume, an increase in net interest income and a lower provision for loan losses. Average interest earning assets increased $200.4 million or 6.7 percent, attributed to higher commercial loan and commercial mortgage balances. Average interest rates on loans decreased 35 basis points, while the interest expenses associated with funding sources decreased 25 basis points to 1.31 percent.

Investment Management

For the nine months ended September 30, 2004, income before income taxes increased $8.5 million to $71.1 million compared with the nine month period ended September 30, 2003. This increase is primarily due to increases in investment balances and net interest income, partly offset by a higher internal transfer expense. The total return on average interest earning assets before taxes decreased to 3.09 percent compared with 3.17 percent for the prior year period due to lower interest rates. The yield on interest earning assets, which includes federal funds sold decreased 22 basis points to 5.16 percent and the interest expenses associated with funding sources decreased 25 basis points to 1.31 percent. Average interest earning assets increased $435.7 million mainly due to higher investment balances.

Corporate Segment

The corporate segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as income from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment was $21.0 million for the nine months ended September 30, 2004, compared with a loss of $20.4 million for the nine months ended September 30, 2003.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of September 30, 2004. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended September 30, 2004, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 1.58 percent or $6.1 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 3.62 percent or $14.1 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. For additional discussion on derivatives, see Note 8 of the Notes to Consolidated Financial Statements.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets totaled $2.1 billion at September 30, 2004 and December 31, 2003, representing 21.0 percent and 22.6 percent of earning assets and 19.5 percent and 21.1 percent of total assets at September 30, 2004 and December 31, 2003, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.3 billion for the nine months ended September 30, 2004 and $6.0 billion for the year ended December 31, 2003, representing 66.9 percent and 68.2 percent, respectively, of average earning assets. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $63.6 million and $66.9 million at September 30, 2004 and December 31, 2003, respectively. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.3 billion, on average, for the nine months ended September 30, 2004 and for the year ended December 31, 2003.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2004, proceeds from the sales of investment securities available for sale amounted to $410 million and proceeds of $941 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the nine months ended September 30, 2004 were $1.4 billion.

As of September 30, 2004 and December 31, 2003, Valley had a total of $1.8 billion of securities available for sale recorded at their fair value. As of September 30, 2004, the investment securities available for sale had an unrealized gain of $10.3 million, net of deferred taxes, compared with an unrealized gain of $20.5 million, net of deferred taxes, at December 31, 2003. This change was primarily due to the increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of September 30, 2004 and December 31, 2003, Valley had a total of $2.3 million and $4.3 million in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003
	(in thousands)
Commercial	$1,316,972	$1,205,739	$1,184,652	$1,185,854

Total commercial loans	1,316,972	1,205,739	1,184,652	1,185,854

Construction	282,299	254,007	222,748	206,642
Residential mortgage	1,774,827	1,699,035	1,596,859	1,584,076
Commercial mortgage	1,741,674	1,692,201	1,553,037	1,566,939

Total mortgage loans	3,798,800	3,645,243	3,372,644	3,357,657

Home equity	510,790	486,962	476,149	474,033
Credit card	9,433	9,636	10,722	10,337
Automobile	1,098,375	1,058,238	1,013,938	1,006,744
Other consumer	89,255	101,871	114,304	120,598

Total consumer loans	1,707,853	1,656,707	1,615,113	1,611,712

Total loans	$6,823,625	$6,507,689	$6,172,409	$6,155,223

As a percent of total loans:
Commercial loans	19.3%	18.5%	19.2%	19.3%
Mortgage loans	55.7	56.0	54.6	54.5
Consumer loans	25.0	25.5	26.2	26.2

Total	100.0%	100.0%	100.0%	100.0%

During the third quarter of 2004, Valley’s total loan portfolio continued to grow at a steady upward pace, while maintaining emphasis on credit quality. During the quarter, total loans grew $315.9 million or 4.9 percent from June 30, 2004, while on an annualized basis total loans increased 19.4 percent due to a higher volume of loans across the entire portfolio. Aggressive marketing efforts and new business initiatives have contributed to this loan growth. Valley cannot guarantee that the current level of loan growth, which has been consistent over the past two quarters, will continue throughout the remainder of the year.

For the three months ended September 30, 2004, commercial loans increased 9.2 percent or 36.9 percent annualized, partly due to increased commercial line draw downs and new commercial loans.

New business initiatives continue to build a pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth as the year progresses.*

For the three months ended September 30, 2004, total mortgage loans increased 4.2 percent or 16.9 percent annualized mainly due to the favorable interest rate environment and marketing efforts. This growth was primarily due to a 4.5 percent or 17.8 percent annualized increase in the residential mortgage portfolio and a 2.9 percent or 11.7 percent annualized increase in the commercial mortgage portfolio. For the first nine months of 2004, Valley sold approximately $29.6 million of the $461.0 million in originated residential mortgage loans.

Consumer loans for the three months ended September 30, 2004 increased 3.1 percent or 12.3 percent annualized primarily from automobile and home equity loans. Valley originated over $427 million in new auto loans for the first nine months of 2004. However, the current quarter saw a slower growth than the second quarter as a result of lower automobile sales. Valley has successfully expanded its dealer network in additional markets within New Jersey, New York and Pennsylvania.

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

Non-accrual loans have been in a range between $14.6 million and $22.3 million for the last five quarters and Valley’s experience indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. For the three months ended September 30, 2004, non-accruals increased $3.3 million, primarily due to one credit.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans have remained within a range of $2.8 million to $5.0 million for the last five quarters. Valley cannot predict that this level of past dues will continue. These loans represent most loan types and are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $370 thousand at September 30, 2004, $2.2 million at June 30, 2004, $1.2 million at March 31, 2004, $707 thousand at December 31, 2003 and $2.0 million at September 30, 2003.

Total loans past due in excess of 30 days were 0.55 percent of all loans at September 30, 2004 and June 30, 2004, compared with 0.77 percent at March 31, 2004, 0.92 percent at December 31, 2003 and 0.73 percent at September 30, 2003. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that this low level will continue.*

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
	(in thousands)
Loans past due in excess of 90 days and still accruing	$3,754	$4,952	$3,529	$2,792	$5,026

Non-accrual loans	17,915	14,594	20,724	22,338	19,630
Other real estate owned (OREO)	480	524	601	797	211

Total non-performing assets	$18,395	$15,118	$21,325	$23,135	$19,841

Troubled debt restructured loans	0	0	0	0	0

Non-performing loans as a % of Loans	0.27%	0.22%	0.33%	0.36%	0.32%

Non-performing assets as a % of loans plus OREO	0.27%	0.23%	0.34%	0.37%	0.32%

Allowance as a % of loans	0.96%	1.00%	1.03%	1.05%	1.06%

Allowance for Loan Losses

At September 30, 2004, the allowance for loan losses totaled $65.3 million compared with $64.7 million at December 31, 2003. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $963 thousand and $4.1 million for the three and nine months ended September 30, 2004 compared with $3.4 million and $5.0 million for the three and nine months ended September 30, 2003. Valley cannot predict that the low level of net charge-offs and net charge-offs as a percentage of average loans for the periods presented in the following table will continue in future periods. Delinquencies and non-accrual loans, as previously noted, are also at low levels and contribute to provision levels, even as loans continue to grow.

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

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
	(in thousands)

Average loans outstanding	$6,644,741	$6,371,083	$6,230,219	$6,163,441	$6,150,373

Beginning balance:
Allowance for loan losses	$64,812	$64,796	$64,650	$65,138	$67,477
Loans charged-off	(2,182)	(2,501)	(3,479)	(2,726)	(4,611)
Recoveries	1,219	1,041	1,777	988	1,187

Net charge-offs	(963)	(1,460)	(1,702)	(1,738)	(3,424)
Provision charged to operations	1,475	1,476	1,848	1,250	1,085

Ending balance:
Allowance for loan losses	$65,324	$64,812	$64,796	$64,650	$65,138

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.09%	0.11%	0.11%	0.22%

Capital Adequacy4

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2004 and December 31, 2003 shareholders’ equity totaled $696.2 million and $652.8 million, respectively, or 6.5 percent and 6.6 percent of total assets. The increase in total shareholders’ equity for the nine months ended September 30, 2004 was the result of net income of $114.5 million, offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at September 30, 2004 was a $10.3 million unrealized gain on investment securities available for sale, net of deferred tax compared with an unrealized gain of $20.5 million, net of deferred tax at December 31, 2003. Also, included as a component of accumulated other comprehensive income at September 30, 2004 was a $948 thousand unrealized gain on derivatives, net of deferred tax related to cash flow hedging relationships.

On April 7, 2004, the Board of Directors declared a five percent stock dividend issued on May 17, 2004 and also agreed to maintain the annual cash dividend at $0.90 per share, on an after-stock-dividend basis, representing an increase of 5 percent in the cash payout.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of 2.625 million shares of the Company’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.025 million shares of the Company’s outstanding common stock on August 21, 2001. As of September 30, 2004, Valley had repurchased approximately 10.8 million shares of its common stock under the existing repurchase program at an average cost of $23.34 per share. There were 41.6 thousand shares repurchased during the first nine months of 2004. Valley expects to continue the existing repurchase program until all 11.025 million shares are purchased before the newly authorized program becomes effective.* However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of

[4]	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s capital position at September 30, 2004, under risk-based capital guidelines was $859.8 million or 10.81 percent of risk-weighted assets for Tier 1 capital and $925.1 million or 11.63 percent for Total risk-based capital. The comparable ratios at December 31, 2003 were 11.2 percent for Tier 1 capital and 12.1 percent for Total risk-based capital. At September 30, 2004 and December 31, 2003, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.28 percent and 8.35 percent, respectively. Valley’s ratios at September 30, 2004 were above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November, 2001. In 2003, upon the adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, Valley expects to include all of its $200 million in trust preferred securities in Tier I capital.* However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes. See Note 12 of the Notes to Consolidated Financial Statements in Valley’s December 31, 2003 report on Form 10-K for additional information.

Book value per share amounted to $7.05 at September 30, 2004 and $6.62 at December 31, 2003.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 43.1 percent at September 30, 2004, compared with 45.7 percent at September 30, 2003. Cash dividends declared amounted to $0.66 per share, for the nine months ended September 30, 2004, equivalent to a dividend pay-out ratio per diluted share of 56.9 percent, compared with 54.3 percent for the same period in 2003. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material pending legal proceedings to which Valley or any of its direct or indirect subsidiaries were a party, or to which their property was subject, other than ordinary routine litigations incidental to business and which are not expected to have any material effect on the business or financial condition of Valley.

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The Office of the Comptroller of the Currency (“OCC”) stated during the third quarter of 2004, that because of the legislative response to the OCC’s enforcement action and lapses with respect to Riggs National Bank, the OCC’s enforcement policy with respect to AML/BSA compliance will be more forcefully applied.

Valley National Bank’s AML/BSA compliance program has been subject to a recent regulatory examination by the OCC, the results of which have not yet been finalized. While Valley believes that its policies and procedures with respect to combating money laundering were effective and that Valley’s AML/BSA policies and procedures were reasonably designed to comply with applicable standards, it cannot provide assurance that at some point in the future it will not face a regulatory action resulting from such regulatory examination, adversely affecting its ability to acquire banks and thrifts, or open new branches.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
7/1/2004 - 7/31/2004	0	0	10,751,485	2,898,515
8/1/2004 - 8/31/2004	0	0	10,751,485	2,898,515
9/1/2004 - 9/30/2004	0	0	10,751,485	2,898,515
Total	0	0	10,751,485	2,898,515

(1)	Share data reflects the 5 percent stock dividend issued on May 17, 2004.

(2)	Publicly announced on May 14, 2003 to repurchase 2,625,000 shares.
Publicly announced on August 21, 2001 to repurchase 11,025,000 shares.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-Laws

(A	)	Certificate of Incorporation incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

(B	)	By-laws incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts Directors Deferred Compensation Plan (attached hereto.)

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: November 9, 2004	/s/ GERALD H. LIPKIN
GERALD H. LIPKIN CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 9, 2004	/s/ ALAN D. ESKOW
ALAN D. ESKOW EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(10)	Material Contracts Directors Deferred Compensation Plan

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.