Form 10-K
period 2004-12-31
VALLEY NATIONAL BANCORP
filed 2005-03-07
CIK 714310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  ☑             No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.3 billion on June 30, 2004.

There were 98,877,262 shares of Common Stock outstanding at February 18, 2005.

Documents incorporated by reference:

Certain portions of the Registrant’s Definitive Proxy Statement (the “2005 Proxy Statement”) for the 2005 Annual Meeting of Shareholders to be held April 6, 2005 will be incorporated by reference in Part III.

PART I

Item 1.     Business

Valley National Bancorp (“Valley”) is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At December 31, 2004, Valley had consolidated total assets of $10.8 billion, total deposits of $7.5 billion and total shareholders’ equity of $707.6 million. In addition to its principal subsidiary, Valley National Bank (“VNB”), Valley owns 100 percent of the voting shares of VNB Capital Trust I, through which it issued trust preferred securities. VNB Capital Trust I is not a consolidated subsidiary. See Note 12 of the Notes to Consolidated Financial Statements.

VNB is a national banking association chartered in 1927 under the laws of the United States. VNB provides a full range of commercial and retail banking services. At December 31, 2004, VNB maintained 133 branch offices located in northern New Jersey and Manhattan. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services. VNB also provides through wholly-owned subsidiaries the services of an all-line insurance agency, a title insurance agency, Securities and Exchange Commission (“SEC”) registered investment advisors and a registered securities broker-dealer.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

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

Employees

At December 31, 2004, VNB and its subsidiaries employed 2,345 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

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

Recent Legislation

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing Form 4s;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the formation of a public accounting oversight board;

•	various increased criminal penalties for violations of securities laws;

•	an assertion by management with respect to the effectiveness of internal control over financial reporting; and

•	a report by the Company’s external auditor on management’s assertion and the effectiveness of internal control over financial reporting.

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

USA PATRIOT Act

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

The Department of Treasury issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program.

Significantly, the Act amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of any financial institution involved in a proposed merger transaction in combating money laundering activities when reviewing an application under these acts.

Regulatory Relief Law

In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions applicable to national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

Gramm-Leach-Bliley Act

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

The OCC adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank’s capital in measuring all capital ratios. VNB owns one financial subsidiary—Glen Rauch Securities, Inc. (“Glen Rauch”) Valley has not elected to become a financial holding company.

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

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Modernization Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

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

VNB owns two other office buildings in Wayne, New Jersey, one of which is occupied by those departments and subsidiaries providing trust and investment management services; the other is a newly purchased office building to be utilized for additional office space. It is anticipated that occupancy will begin during the second quarter of 2005. A subsidiary of VNB also owns an office building and a condominium office in Manhattan, which are leased to VNB and which house a portion of its New York lending and operations. In addition, Valley 747 Acquisition LLC, a subsidiary of VNB, owns a building in Chestnut Ridge, NY, primarily occupied by Masters Coverage Corp., also a subsidiary of VNB.

VNB provides banking services at 133 locations of which 62 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 71 locations are leased from independent third parties.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Names	Age at December 31, 2004	Executive Officer Since	Office
Gerald H. Lipkin	63	1975	Chairman of the Board, President and Chief Executive Officer of Valley and VNB
Peter Crocitto	47	1991	Executive Vice President of Valley and VNB
Albert L. Engel	56	1998	Executive Vice President of Valley and VNB
Alan D. Eskow	56	1993	Executive Vice President, Chief Financial Officer and Secretary of Valley and VNB
James G. Lawrence	61	2001	Executive Vice President of Valley and VNB
Robert M. Meyer	58	1997	Executive Vice President of Valley and VNB
Kermit R. Dyke	57	2001	First Senior Vice President of VNB
Robert E. Farrell	58	1990	First Senior Vice President of VNB
Richard P. Garber	61	1992	First Senior Vice President of VNB
Eric W. Gould	36	2001	First Senior Vice President of VNB
Walter M. Horsting	47	2003	First Senior Vice President of VNB
Robert J. Mulligan	57	1991	First Senior Vice President of VNB
Garret G. Nieuwenhuis	64	2001	First Senior Vice President of VNB
John H. Prol	67	1992	First Senior Vice President of VNB
Jack M. Blackin	62	1993	Senior Vice President and Assistant Secretary of Valley and VNB
Stephen P. Davey	49	2002	Senior Vice President of VNB
Elizabeth E. De Laney	40	2001	Senior Vice President of VNB

All officers serve at the pleasure of the Board of Directors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Year 2004			Year 2003
	High	Low	Dividend	High	Low	Dividend
First Quarter	$28.14	$25.59	$0.214	$25.08	$21.65	$0.204
Second Quarter	27.62	24.13	0.225	26.08	22.49	0.214
Third Quarter	26.26	24.22	0.225	27.63	25.11	0.214
Fourth Quarter	28.46	25.71	0.225	28.56	26.52	0.214

Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business—Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 16 of the Notes to Consolidated Financial Statements.” In addition, under the terms of the preferred securities issued by VNB Capital Trust I, Valley could not pay dividends on its common stock if it deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

There were 9,184 shareholders of record as of December 31, 2004.

In 2000, Valley issued 83,387 shares of its common stock to the shareholders of Hallmark Capital Management, Inc. (“Hallmark”) pursuant to a merger of Hallmark into a subsidiary of Valley. In 2003, 2002 and 2001, Valley issued an additional 48,585, 49,890 and 36,285 shares or $1.3 million, $1.2 million and $728 thousand, respectively, of its common stock pursuant to subsequent earn-out payments. No additional earn-out payments are required pursuant to this merger. All shares reflect the 5 percent stock dividend issued in May 2004 and all prior splits and dividends. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. These shares have been subsequently registered for resale on Form S-3 under the Securities Act.

Pursuant to an existing contractual agreement, Valley issued 5,250 shares of its common stock with a value of $132,450 on October 22, 2003, to Michael Guilfoile, president of MG Advisors, Inc., for his consulting services in connection with Valley’s acquisition of NIA/Lawyers Title Agency, LLC (“NIA/Lawyers”) and Glen Rauch. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
10/1/2004 – 10/31/2004	0	0	10,751,485	2,898,515
11/1/2004 – 11/30/2004	0	0	10,751,485	2,898,515
12/1/2004 – 12/31/2004	0	0	10,751,485	2,898,515

Total	0	0	10,751,485	2,898,515

(1)	Share data reflects the 5 percent stock dividend issued on May 17, 2004.
(2)	Publicly announced on May 14, 2003 to repurchase 2,625,000 shares.

Publicly announced on August 21, 2001 to repurchase 11,025,000 shares.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$525,315	$503,621	$523,135	$559,557	$575,003
Interest expense	146,607	148,922	173,453	220,935	252,648

Net interest income—tax equivalent basis (1)	378,708	354,699	349,682	338,622	322,355
Less: tax equivalent adjustment	6,389	6,123	5,716	6,071	6,797

Net interest income	372,319	348,576	343,966	332,551	315,558
Provision for loan losses	8,003	7,345	13,644	15,706	10,755

Net interest income after provision for loan losses	364,316	341,231	330,322	316,845	304,803
Non-interest income	84,328	108,197	81,238	68,476	59,100
Non-interest expense	220,049	216,278	192,264	185,966	171,139

Income before income taxes	228,595	233,150	219,296	199,355	192,764
Income tax expense	74,197	79,735	64,680	64,151	66,027

Net income	$154,398	$153,415	$154,616	$135,204	$126,737

Per Common Share (2):
Earnings per share (“EPS”):
Basic	$1.56	$1.55	$1.51	$1.26	$1.17
Diluted	1.56	1.55	1.50	1.26	1.16
Dividends declared	0.89	0.85	0.81	0.75	0.70
Book value	7.16	6.62	6.33	6.44	6.10
Weighted average shares outstanding:
Basic	98,671,265	98,695,082	102,672,022	106,979,406	108,338,441
Diluted	99,178,698	99,223,550	103,274,932	107,547,034	109,196,520
Ratios:
Return on average assets	1.51%	1.63%	1.78%	1.68%	1.66%
Return on average shareholders’ equity	22.77	24.21	23.59	19.70	20.24
Average shareholders’ equity to average assets	6.62	6.74	7.56	8.53	8.22
Dividend payout	57.05	54.60	53.80	59.40	60.16
Risk-based capital:
Tier 1 capital	11.12	11.25	11.42	14.08	11.26
Total capital	11.95	12.15	12.48	15.14	12.33
Leverage capital	8.28	8.35	8.67	10.25	8.48
Financial Condition at Year-End:
Assets	$10,763,391	$9,873,335	$9,148,456	$8,589,951	$7,901,260
Loans, net of allowance	6,868,616	6,107,759	5,698,401	5,268,004	5,127,115
Deposits	7,518,739	7,162,968	6,683,387	6,306,974	6,136,828
Shareholders’ equity	707,598	652,789	631,738	678,375	655,982

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	All per share amounts reflect the 5 percent stock dividend issued May 17, 2004, and all prior stock splits and dividends.

Item 7.    Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan, investment and mortgage prepayment assumptions, relationships with major customers, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a decline in the economy in New Jersey and New York, a decrease in loan origination volume, as well as a change in legal and regulatory barriers including compliance issues related to AML/BSA compliance, the development of new tax strategies or the disallowance of prior tax strategies, consummation of the acquisitions of NorCrown and Shrewsbury including the receipt of regulatory approval for NorCrown and the ability of Valley to successfully integrate NorCrown and Shrewsbury without the loss of significant loan and deposit business. Valley assumes no obligation for updating any such forward-looking statement at any time.

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

Executive Summary

In a challenging interest rate, regulatory and competitive environment, Valley earned record earnings per share, expanded customer service initiatives and announced the acquisition of two commercial banks. Net income was $154.4 million or $1.56 per diluted share, return on average assets was 1.51 percent and return on average equity was 22.77 percent for 2004. This compares with net income of $153.4 million or $1.55 per diluted share, return on average assets of 1.63 percent and return on average equity of 24.21 percent in 2003.

The loan portfolio grew year over year by approximately 12.3 percent, deposits increased almost 5 percent while non-interest bearing and low cost savings deposits showed the greatest growth. The positive increases in the balance sheet during the year translated into smaller gains in net interest income than traditionally experienced by Valley due to a lower net interest margin. The margin contracted as a result of compression in interest rates between short-term rates and long-term rates during the second half of 2004. The Federal Reserve began increasing short-term interest rates in the second half of 2004 paving the way for raising the interest rates on loans tied to the prime rate. This was not enough to offset the low level of long-term interest rates earned on the balance of Valley’s loans and investments. This flattening of the yield curve is making it more difficult to earn the traditional spreads that Valley is accustomed to earning, in addition to diminishing the positive effect of Valley’s interest sensitive balance sheet. However, Valley’s balance sheet does continue to remain asset sensitive and Valley anticipates it will react positively, should the yield curve become steeper.*

The announced acquisitions in 2004 of Shrewsbury State Bank and NorCrown Bank, anticipated to close during the late first quarter or second quarter of 2005, respectively, are both expected to be accretive within one year, expand Valley’s market presence and accordingly increase Valley’s franchise value. Since beginning Valley’s 24/7 customer service hours and Sunday branch banking initiative in November 2003, Valley has seen an increase in customer lobby traffic, an increase in accounts per household and a significant decrease in deposit account turnover as evidenced by approximately a 50 percent decrease in checking account closings.

Earnings for 2004 were impacted by the decreases in non-interest income of gains on sales of securities, gains on sales of loans and fee income from service charges and Valley’s wealth management and insurance services operations. These decreases were partially offset by the benefit of a lower effective income tax rate and management’s control over the increase in operating expenses.

Net Interest Income

Net interest income represents the largest component of Valley’s operating income and as a result, is the area that management focuses most of its efforts. Net interest income on a tax equivalent basis increased to $378.7 million for 2004 compared with $354.7 million for 2003. Higher average balances in loans and investments increased interest income during 2004 compared with 2003 and was partly offset by lower average interest rates for these interest earning assets. For 2004, total average interest bearing liabilities increased while total interest expense declined as a result of lower interest rates.

Average loans increased $485.6 million or 8.0 percent, for the twelve months of 2004, while average taxable investments increased $332.3 million or 13.8 percent over the same period in 2003. Interest on loans increased $6.8 million for the twelve months of 2004 compared with the same period in 2003, due to the increased volume of loans. Interest on taxable investments increased $14.3 million for the twelve months in 2004 over the same period in 2003, mainly due to higher average balances and lower amortization expense offset by lower interest rates.

Average interest bearing liabilities for 2004 increased $649.7 million or 9.1 percent from 2003. Average savings deposits increased $319.2 million or 10.2 percent and continue to provide a low cost source of funding. This increase was attributed to the addition of new branches, the growth in municipal deposits, the continued increases in customer activity as well as advertising and promotional efforts. Average time deposits decreased $54.3 million or 2.4 percent from 2003, due to Valley’s strategy to fund with lower cost deposits and borrowings. The decline in interest rates on deposits in conjunction with the decline in time deposits caused a net decrease in interest expense on deposits by $1.0 million. Average short-term borrowings increased $52.4 million or 15.0 percent over 2003 balances. Average long-term debt increased $332.5 million, or 23.7 percent and includes mostly Federal Home Loan Bank (FHLB) advances and repurchase agreements. The increase in borrowings is used as an alternative to deposits and is evaluated based upon need, cost and term.

The net interest margin on a tax equivalent basis was 3.94 percent for the twelve months ended December 31, 2004 compared with 4.04 percent for the same period in 2003. The change was mainly attributable to interest rates declining to historic low levels during 2004. Average interest rates on loans and investments declined 28 basis points while average interest rates on interest bearing liabilities declined 20 basis points causing a compression in the net interest margin for Valley and the banking industry. Increased loan and investment volume partially mitigated the negative impact of low interest rates.

During the second half of 2004, the Federal Reserve (“Fed”) increased short-term interest rates five times. Valley’s prime rate moved in conjunction with each interest rate increase which resulted in higher net interest income during the second half of the year. While this helped the interest on loans which adjust with the prime rate, it also increased Valley’s cost of funding. Long-term interest rates did not increase in conjunction with the five federal funds rate increases, in fact it declined from the prior year and therefore, had no positive impact on interest rates for new fixed rate long-term loans and investments. This flattening of the yield curve is making it more difficult to earn the traditional spreads that Valley is accustomed to earning in addition to diminishing the positive effect of Valley’s asset sensitive balance sheet position. If short-term interest rates continue an upward movement and long-term rates remain the same, it is anticipated that Valley’s cost of deposits and borrowings will increase, negatively affecting net interest income during 2005.* However, Valley’s balance sheet does continue to remain asset sensitive and Valley anticipates it will react positively, should the yield curve become steeper.*

The average interest rate for loans decreased 35 basis points to 5.67 percent and the average interest rate for taxable investments decreased 9 basis points to 4.96. Average interest rates on total interest earning assets of $9.6 billion decreased 28 basis points to 5.46 percent. Average interest rates also decreased on total interest bearing liabilities of $7.8 billion by 20 basis points to 1.89 percent from 2.09 percent. The average interest rate for deposits decreased by 8 basis points to 1.24 percent during 2004 compared to 2003.

Valley entered into cash flow hedges on July 28, 2004, which increased net interest income by $1.6 million and the net interest margin by 2 basis points during the year. While the cash flow hedges are expected to have a positive effect on net interest income and the net interest margin during the first half of 2005, Valley anticipates that the interest benefit received will be less than that received in 2004 as a result of increases in the prime rate. This benefit will become negative during the second half of 2005 until it expires in July of 2006, if the prime rate continues to increase.*

The following table reflects the components of net interest income for each of the three years ended December 31, 2004, 2003 and 2002.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,541,993	$371,071	5.67%	$6,056,439	$364,295	6.02%	$5,489,344	$368,682	6.72%
Taxable investments (3)	2,742,161	136,122	4.96	2,409,851	121,794	5.05	2,285,445	137,137	6.00
Tax-exempt investments (1)(3)	313,673	17,826	5.68	253,002	16,910	6.68	227,267	15,529	6.83
Federal funds sold and other short-term investments	18,343	296	1.61	52,468	622	1.19	108,209	1,787	1.65

Total interest earning assets	9,616,170	$525,315	5.46	8,771,760	$503,621	5.74	8,110,265	$523,135	6.45

Allowance for loan losses	(68,941)			(67,536)			(66,152)
Cash and due from banks	207,326			200,852			184,973
Other assets	472,678			444,515			386,209
Unrealized gain on securities available for sale	15,446			50,142			51,248

Total assets	$10,242,679			$9,399,733			$8,666,543

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,452,862	$23,115	0.67%	$3,133,705	$22,871	0.73%	$2,719,107	$33,092	1.22%
Time deposits	2,181,678	46,832	2.15	2,236,018	48,095	2.15	2,361,527	68,858	2.92

Total interest bearing deposits	5,634,540	69,947	1.24	5,369,723	70,966	1.32	5,080,634	101,950	2.01
Short-term borrowings	401,564	5,258	1.31	349,160	3,754	1.08	185,305	2,570	1.39
Long-term debt	1,734,321	71,402	4.12	1,401,800	74,202	5.29	1,210,951	68,933	5.69

Total interest bearing liabilities	7,770,425	146,607	1.89	7,120,683	148,922	2.09	6,476,890	173,453	2.68

Demand deposits	1,739,452			1,577,817			1,446,296
Other liabilities	54,734			67,489			87,910
Shareholders’ equity	678,068			633,744			655,447

Total liabilities and shareholders’ equity	$10,242,679			$9,399,733			$8,666,543

Net interest income (tax equivalent basis)		378,708			354,699			349,682
Tax equivalent adjustment		(6,389)			(6,123)			(5,716)

Net interest income		$372,319			$348,576			$343,966

Net interest rate differential			3.57%			3.65%			3.77%

Net interest margin (4)			3.94%			4.04%			4.31%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2004 Compared to 2003 Increase (Decrease)(1)			2003 Compared to 2002 Increase (Decrease)(1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$6,776	$28,233	$(21,457)	$(4,387)	$36,110	$(40,497)
Taxable investments	14,328	16,530	(2,202)	(15,343)	7,163	(22,506)
Tax-exempt investments (2)	916	3,681	(2,765)	1,381	1,726	(345)
Federal funds sold and other short-term investments	(326)	(498)	172	(1,165)	(753)	(412)

	21,694	47,946	(26,252)	(19,514)	44,246	(63,760)

Interest expense:
Savings deposits	244	2,223	(1,979)	(10,221)	4,489	(14,710)
Time deposits	(1,263)	(1,167)	(96)	(20,763)	(3,498)	(17,265)
Short-term borrowings	1,504	613	891	1,184	1,865	(681)
Long-term debt	(2,800)	15,582	(18,382)	5,269	10,337	(5,068)

	(2,315)	17,251	(19,566)	(24,531)	13,193	(37,724)

Net interest income (tax equivalent basis)	$24,009	$30,695	$(6,686)	$5,017	$31,053	$(26,036)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2004, 2003 and 2002.

NON-INTEREST INCOME

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Trust and investment services	$6,023	$5,726	$4,493
Insurance premiums	13,982	17,558	6,793
Service charges on deposit accounts	20,242	21,590	19,640
Gains on securities transactions, net	6,475	15,606	7,092
Gains on trading securities, net	2,409	2,836	—
Fees from loan servicing	8,010	9,359	9,457
Gains on sales of loans, net	3,039	12,966	6,934
Bank owned life insurance (“BOLI”)	6,199	6,188	6,712
Other	17,949	16,368	20,117

Total non-interest income	$84,328	$108,197	$81,238

Non-interest income represented 14.0 percent and 17.9 percent of total interest income plus non-interest income for 2004 and 2003, respectively. For the twelve months ended December 31, 2004, non-interest income decreased $23.9 million or 22.1 percent, compared with the same period in 2003.

Insurance premiums decreased $3.6 million or 20.4 percent in 2004 as compared with 2003, as a result of an industry wide reduction in mortgage refinancing activity and corresponding lower title insurance premiums.

Service charges on deposit accounts decreased $1.3 million or 6.2 percent in 2004 compared with 2003, mainly due to a lower volume of uncollected funds and overdraft activity. In addition, during 2004 there were several deposit account promotional campaigns held bank-wide to promote deposit growth. Such accounts were often service charge free for the first year.

Gains on securities transactions, net, decreased $9.1 million to $6.5 million for the year ended December 31, 2004 as compared to $15.6 million for the year ended December 31, 2003. The majority of security gains during 2004 were generated from mortgage-backed securities. The decline in securities gains is attributable to reduced sales activity in equity and mortgage-backed securities during 2004 as compared with 2003, when Valley took advantage of the bond market’s strength and took gains on amortizable securities which were paying down rapidly. Last year, many of the mortgage-backed securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. Management made the decision to sell selected positions to realize the gains. The opportunities that existed during 2003 regarding mortgage-backed securities sales and prepayments were not available at the same rate during 2004.

Gains on trading securities, net, are realized gains or losses on the sale of trading securities, primarily municipal and corporate bonds which are held by Glen Rauch Securities.

Fees from loan servicing include fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2004, fees from servicing residential mortgage loans totaled $6.5 million and fees from servicing SBA loans totaled $1.5 million, as compared to $7.9 million and $1.5 million for the year ended December 31, 2003. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. (“MSI”) for others approximated $1.6 billion, $2.0 billion and $1.8 billion at December 31, 2004, 2003 and 2002, respectively. The continuing refinancing and payoff activity resulted in less fee income during 2004 from the serviced mortgage loan portfolio as borrowers continued to take advantage of lower interest rates.

Gains on sales of loans, net, decreased $9.9 million to $3.0 million for the year 2004 compared to $13.0 million for the prior year. This decrease was primarily attributed to lower loan sales of $35.1 million in residential mortgage loans in 2004 compared with $421.6 million during 2003. Valley originated approximately $609 million in residential mortgage loans during 2004 and chose to sell some of the lower rate 30-year fixed rate loans, thereby reducing interest risk on those loans should rates continue to rise in future periods.* Valley believes this strategy will help future net income should rates rise and Valley may continue, even at these lower volumes, to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.* During 2004, approximately $244 thousand of gains from the sale of residential mortgage loans and $1.5 million of gains from the sale of SBA loans were recorded by VNB for sale into the secondary market.

Valley originally invested a total of $150.0 million in BOLI to help offset the rising cost of employee benefits. Income of $6.2 million was recorded from the BOLI during the year ended December 31, 2004 and 2003. BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries and high grade corporate securities and is managed by two independent investment firms.

Other non-interest income increased $1.6 million to $17.9 million in 2004 as compared to 2003. This increase was mainly due to higher income generated from call options (additional information on call options can be found in the Investment Securities section in this MD&A). The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and call options totaling, in the aggregate of approximately $13.5 million.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2004, 2003 and 2002.

NON-INTEREST EXPENSE

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Salary expense	$99,325	$97,197	$86,522
Employee benefit expense	24,465	22,162	19,364
Net occupancy expense	22,983	21,782	18,417
Furniture and equipment expense	13,391	12,452	11,189
Amortization of intangible assets	8,964	12,480	11,411
Advertising	7,974	7,409	8,074
Other	42,947	42,796	37,287

Total non-interest expense	$220,049	$216,278	$192,264

Non-interest expense totaled $220.0 million for 2004, an increase of $3.8 million or 1.74 percent from 2003, mainly due to increases in salary expense, employee benefit expense and higher depreciation expense partly offset by lower amortization expense. The largest components of non-interest expense were salaries and employee benefit expense which totaled $123.8 million in 2004 compared with $119.4 million in 2003, an increase of $4.4 million or 3.71 percent.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2004 was 48.2 percent compared to 47.4 percent for 2003. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* The efficiency ratio has increased in recent years as a result of interest expense from the issuance of trust preferred securities in November 2001, included in the calculation, the higher efficiency ratios of Valley’s recently acquired subsidiaries, lower growth in net interest income and a decline in 2004 in non-interest income.

Salary expense increased $2.1 million or 2.2 percent for the twelve months ended December 31, 2004, compared with the same period in the prior year. At December 31, 2004, full-time equivalent staff was 2,345 compared to 2,264 at the end of 2003. During 2004, Valley incurred additional expense to support expanded branch and call center hours of operations as well as incurred costs related to new business development and the implementation of regulatory compliance programs. These costs were partly offset by reductions in the mortgage origination area. Part-time employees are being utilized to a greater degree, especially in branch operations helping to control costs.

Valley significantly increased spending in connection with efforts to comply with the AML and BSA laws by adding additional compliance staff and hiring outside professionals to create a more robust compliance function required by the current regulatory environment. These laws have imposed far-reaching and substantial requirements on financial institutions. Valley’s increasing level of expense arises, in part, in response to a recent regulatory examination by the OCC of Valley National Bank, the results of which have not yet been finalized. See Part I, Item 3. Legal Proceedings.

Employee benefit expense increased by $2.3 million or 10.4 percent for the twelve months ended December 31, 2004 compared with the same period in the prior year, mainly due to increased medical group insurance and pension plan accruals. Included in employee benefit expense was $627 thousand and $346 thousand, net of tax, of stock option expense recorded for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

Net occupancy expense and furniture and equipment expense, collectively, increased $2.1 million or 6.3 percent during 2004 in comparison to 2003. This increase was largely due to business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities to better serve Valley’s customers. Depreciation expense increased by approximately $1.7 million during 2004 compared with the prior year.

Amortization of intangible assets, consisting primarily of amortization of loan servicing rights decreased $3.5 million or 28.2 percent to $9.0 million for the twelve months ended December 31, 2004 compared with the same period in 2003, as a result of lower levels of prepayments. An impairment analysis is completed to determine the appropriateness of the value of Valley’s mortgage servicing asset. A total impairment expense of $1.1 million was recorded during 2004 compared with $4.1 million in 2003.

Other non-interest expense remained approximately the same for the twelve months of 2004 compared with the same period in 2003. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance, title search fees and service fees totaling approximately $34.6 million for 2004, compared with $33.6 million for 2003.

Income Taxes

Income tax expense as a percentage of pre-tax income was 32.5 percent for the year ended December 31, 2004 compared with 34.2 percent in 2003. This decrease was due to adjustments related to reconciliations of book expense to income tax returns and the level of tax accruals. Income tax expense is expected to approximate 34 percent for 2005 unless there are changes in levels of non-taxable income, tax planning strategies or unexpected changes in state or federal income tax laws.*

Business Segments

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank, and cash flow hedges are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s wealth management and insurance services division, comprised of trust, investment and insurance services, are included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data-Note 20 of the Notes to Consolidated Financial Statements.”

The consumer lending segment had a return on average interest earning assets before income taxes of 2.31 percent for the year ended December 31, 2004 compared with 2.98 percent for the year ended December 31, 2003. Average interest earning assets increased $200.9 million, which is attributable mainly to gains in home equity, residential mortgage loans and automobile loans. Increases in home equity loans were driven by favorable interest rates and marketing efforts. The increases in residential mortgage loans were also due to a favorable interest rate environment, refinance and strong home purchase activity and continuing stable economic conditions in Valley’s lending area. Increases in automobile loans were achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. This expansion into new lending territories increased new loan volume offsetting the prepayments of existing loans and loss of business due to manufacturers’ based incentives such as zero percent financing. Average interest rates on consumer loans decreased by 45 basis points and the expenses associated with funding sources decreased by 16 basis points. The majority of the rates on these loans are fixed and do not adjust with changes in short-term interest rates. While the rates of the automobile loan portfolio are fixed, the duration of 1.5 years is relatively short, and therefore, the portfolio yield fluctuates in conjunction with lower interest rates. Additionally, interest rates on home equity lines of credit have adjusted upward during the second half of 2004 with increases in the prime lending rate. Normal cash flow, prepayment volume and new loans at lower interest rates caused the decline in yield. Income before income taxes decreased $16.2 million due to the decline in non-interest income (mainly from lower gains on the sale of loans, decreased loan fees and lower title insurance fees), and an increase in the provision for loan losses, offset by decreases in operating expenses and a larger allocation of the internal transfer expense due to increased average interest earning assets.

The return on average interest earning assets before income taxes for the commercial lending segment decreased to 2.66 percent compared with 2.76 percent for the year ended December 31, 2004 and 2003, respectively. Average interest earning assets increased $262.1 million, attributed to volume gains in commercial loans and commercial mortgages. Interest rates on commercial lending decreased by 22 basis points due to continued low interest rates mainly affecting a large number of adjustable rate loans tied to the prime index and the refinance of loans at lower rates, while the expenses associated with funding sources decreased by 16 basis points. Income before income taxes increased $4.0 million primarily as a result of increased net interest income including prepayment penalties, offset by a larger allocation of the internal transfer expense resulting from increased average interest earning assets.

The investment management segment had a return on average interest earning assets before income taxes of 2.98 percent for the year ended December 31, 2004, 16 basis points less than the year ended December 31, 2003. Average interest earning assets increased by $381.4 million. The yield on interest earning assets decreased by 18 basis points to 5.16 percent for the year ended December 31, 2004. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated significant cash flows over the course of the year. Cash flows from investments, specifically mortgage-backed securities, prepaid at a faster pace due to low long-term interest rates on mortgage loans, and these funds were reinvested in lower rate alternatives, causing the decline in yield. This may continue during 2005 if long-term interest rates remain low.* Income before income taxes increased 8.33 percent to $91.7 million, primarily due to increased balances and net interest income, partly offset by a higher allocation of the internal transfer expense.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as income from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment decreased by $547 thousand for the year ended December 31, 2004 compared with December 31, 2003, and was primarily due to decreases in non-interest income and internal transfer expense offset by increased expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2004. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for year end 2004, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 0.79 percent or approximately $3.1 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 3.93 percent or approximately $15.3 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.*

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater prepayment activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest margin, while prudently structuring the balance sheet to manage for potential increases in interest rates. In the current interest rate environment, short-term rates have escalated while long-term rates have stayed low causing a flattening of the yield curve.

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. During the next twelve months, Valley estimates that an additional $314 thousand will be reclassified out of other comprehensive income into interest income.* However, based on current indications of future short-term rates, it is possible that Valley may incur interest expense related to this transaction. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. For additional discussion on derivatives, see Note 1 of the Notes to Consolidated Financial Statements.

The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2004. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2004.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2005	2006	2007	2008	2009	Thereafter	Total Balance	Fair Value
Interest sensitive assets:		(in thousands)
Investment securities held to maturity	5.64%	$237,348	$96,087	$85,569	$53,067	$46,276	$773,991	$1,292,338	$1,306,074
Investment securities available for sale	4.77	428,820	282,196	241,144	186,948	143,739	600,882	1,883,729	1,883,729
Trading securities	—	2,514	—	—	—	—	—	2,514	2,514
Loans:
Commercial	5.52	926,924	122,006	96,310	45,097	21,286	50,232	1,261,854	1,251,115
Mortgage	5.30	687,629	554,264	448,793	327,813	287,621	1,660,864	3,966,983	3,904,081
Consumer	5.47	986,953	323,773	202,084	110,219	46,245	36,202	1,705,478	1,805,234

Total interest sensitive assets	5.30	$3,270,188	$1,378,326	$1,073,900	$723,144	$545,167	$3,122,171	$10,112,896	$10,152,747

Interest sensitive liabilities:
Deposits:
Savings	0.88	$797,997	$845,891	$845,891	$367,402	$183,701	$551,104	$3,591,986	$3,591,986
Time	2.43	1,362,142	301,416	115,889	239,188	125,099	14,667	2,158,401	2,168,962
Short-term borrowings	1.63	510,291	—	—	—	—	—	510,291	503,706
Long-term debt	3.95	529,265	302,934	541,887	79,216	64,417	372,451	1,890,170	1,915,926

Total interest sensitive liabilities	2.05	$3,199,695	$1,450,241	$1,503,667	$685,806	$373,217	$938,222	$8,150,848	$8,180,580

Interest sensitivity gap		$70,493	$(71,915)	$(429,767)	$37,338	$171,950	$2,183,949	$1,962,048	$1,972,167

Ratio of interest sensitive assets to interest sensitive liabilities		1.02:1	0.95:1	0.71:1	1.05:1	1.46:1	3.33:1	1.24:1	1.24:1

Expected maturities are contractual maturities adjusted for all projected payments of principal. For investment securities, loans and long-term debt, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non-maturity deposit liabilities, in accordance with standard industry practice and Valley’s own historical experience, “decay factors” were used to estimate deposit runoff. Valley uses various assumptions to estimate fair values. See Note 19 of the Notes to Consolidated Financial Statements, for further discussion of fair values.

The total gap re-pricing within 1 year as of December 31, 2004 was $70.5 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.02:1. Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Liquid assets totaled $2.1 billion at December 31, 2004 and at December 31, 2003, representing 21.2 percent and 22.6 percent of earning assets, and 19.9 percent and 21.1 percent of total assets at December 31, 2004 and 2003, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.4 billion for the year ended December 31, 2004 and $6.0 billion for the year ended December 31, 2003, representing 66.5 percent and 68.2 percent of average earning assets. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $63.6 million at December 31, 2004 and $66.9 million at December 31, 2003. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2004, proceeds from the sales of investment securities available for sale amounted to $470.2 million and proceeds of $1.1 billion were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities in 2004 were $1.7 billion.

During 2004, a substantial amount of loan growth was funded from a combination of deposit growth, normal loan payments and prepayments, and borrowings. Valley anticipates using funds from all of the above sources to fund loan growth during 2005.*

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2004. These certificates of deposit are generated primarily from core deposit customers.

(in thousands)
Less than three months	$588,187
Three to six months	69,030
Six to twelve months	81,566
More than twelve months	258,348

$997,131

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

Investment Securities

The amortized cost of securities held to maturity at December 31, 2004, 2003 and 2002 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	2004	2003	2002
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$38,406	$—	$—
Obligations of states and political subdivisions	250,149	172,707	128,839
Mortgage-backed securities	492,416	629,237	17,336
Other debt securities	437,708	375,317	379,347

Total debt securities	1,218,679	1,177,261	525,522
FRB & FHLB stock	73,659	54,978	65,370

Total investment securities held to maturity	$1,292,338	$1,232,239	$590,892

The fair value of securities available for sale at December 31, 2004, 2003 and 2002 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	2004	2003	2002
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$312,881	$374,911	$224,021
Obligations of states and political subdivisions	87,789	106,211	110,965
Mortgage-backed securities	1,456,552	1,305,200	1,772,801

Total debt securities	1,857,222	1,786,322	2,107,787
Equity securities	26,507	19,358	32,579

Total investment securities available for sale	$1,883,729	$1,805,680	$2,140,366

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

HELD TO MATURITY AT DECEMBER 31, 2004

	U.S. Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Other Debt Securities		Total(4)
	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 year	$—	—%	$94,457	2.64%	$—	—%	$50	7.30%	$94,507	2.64%
1-5 years	20,030	4.45	31,275	5.96	5,070	7.44	100	6.20	56,475	5.56
5-10 years	18,376	5.30	81,464	6.45	306	7.73	25	6.55	100,171	6.24
Over 10 years	—	—	42,953	6.91	487,040	4.49	437,533	7.20	967,526	5.82

Total securities	$38,406	4.86%	$250,149	5.03%	$492,416	4.52%	$437,708	7.20%	$1,218,679	5.60%

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

AVAILABLE FOR SALE AT DECEMBER 31, 2004

	U.S. Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Total(4)
	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield(2)
	(in thousands)
0-1 year	$50	7.33%	$14,031	6.02%	$382	8.00%	$14,463	6.07%
1-5 years	96,001	3.07	10,875	6.59	21,106	7.59	127,982	4.11
5-10 years	128,343	4.27	58,790	7.31	58,700	7.24	245,833	5.71
Over 10 years	90,868	4.84	500	11.23	1,375,150	4.67	1,466,518	4.68

Total securities	$315,262	4.07%	$84,196	7.02%	$1,455,338	4.82%	$1,854,796	4.79%

(1)	Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

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

At December 31, 2004, Valley had $492.4 million of mortgage-backed securities classified as held to maturity and $1.5 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to changes in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, in accordance with its investment policies. During 2004, prepayments on mortgage-backed securities had stabilized, when compared to the high volumes received in 2003, due to slightly higher rates and slower refinancing activity. Management continues to seek out securities with an attractive spread over Valley’s cost of funds while limiting the extension risk of its assets.

Included in the mortgage-backed securities portfolio at December 31, 2004 were $401.7 million of collateralized mortgage obligations (“CMO’s”) of which $38.2 million were privately issued. CMO’s had a yield of 4.54 percent and an unrealized loss of $2.0 million at December 31, 2004.

As of December 31, 2004, Valley had $1.9 billion of securities available for sale, an increase of $78.0 million from December 31, 2003. As of December 31, 2004, the investment securities available for sale had a net unrealized gain of $3.7 million, net of deferred taxes, compared to a net unrealized gain of $20.5 million, net of deferred taxes, at December 31, 2003. This change was primarily due to a decrease in prices resulting from an increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of December 31, 2004 and 2003, Valley had a total of $2.5 million and $4.3 million, respectively, in trading account securities, which were utilized to facilitate purchases for customers of Valley’s broker-dealer subsidiary.

Since late 2003, the Board of Directors authorized the writing of call options on certain positions in the available for sale portfolio as part of VNB’s ongoing management of its investment portfolio. VNB wrote call options on selected bonds that gave a counterparty the right, but not the obligation, to purchase those bonds at a future date at a specified price. During 2004, VNB wrote call options on $335 million notional value of assorted securities and received $2.1 million in call premiums. At December 31, 2004 and 2003, VNB held no active call options. Included in available for sale securities at December 31, 2003, were $40 million of mortgage-backed securities which were delivered in January 2004 to a counterparty as a result of a covered call option exercised in December 2003. VNB recorded interest income on these securities through the time of delivery. In recent months, due to a decline in volatility in the bond market, call premiums are not pricing in as good a value as they had based on Valley’s past experience. Management may decide to reduce its activity in this area until a more profitable environment presents itself.*

Loan Portfolio

As of December 31, 2004, total loans were $6.9 billion, compared to $6.2 billion at December 31, 2003, an increase of $761.9 million or 12.3 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2004.

LOAN PORTFOLIO

	2004	2003	2002	2001	2000
	(in thousands)
Commercial	$1,261,854	$1,184,652	$1,115,784	$1,080,852	$1,026,793

Total commercial loans	1,261,854	1,184,652	1,115,784	1,080,852	1,026,793

Construction	368,120	222,748	200,896	206,789	160,932
Residential mortgage	1,853,708	1,596,859	1,427,715	1,323,877	1,301,851
Commercial mortgage	1,745,155	1,553,037	1,515,095	1,365,344	1,258,549

Total mortgage loans	3,966,983	3,372,644	3,143,706	2,896,010	2,721,332

Home equity	517,325	476,149	451,543	398,102	306,038
Credit card	9,691	10,722	11,544	12,740	83,894
Automobile	1,079,050	1,013,938	932,672	842,247	976,177
Other consumer	99,412	114,304	107,239	101,856	74,876

Total consumer loans	1,705,478	1,615,113	1,502,998	1,354,945	1,440,985

Total loans	$6,934,315	$6,172,409	$5,762,488	$5,331,807	$5,189,110

As a percent of total loans:
Commercial loans	18.2%	19.2%	19.4%	20.3%	19.8%
Mortgage loans	57.2	54.6	54.5	54.3	52.4
Consumer loans	24.6	26.2	26.1	25.4	27.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The largest increase in loans for 2004 was from mortgage loans comprised of construction, residential and commercial mortgage loans.

Construction mortgage loans increased $145.4 million or 65.3 percent in 2004 over last year, mainly due to a greater volume of drawdowns on existing lines and newly originated construction loans. Residential mortgage loans increased $256.8 million or 16.1 percent in 2004 over last year, primarily due to a continuing favorable interest rate environment and a loan origination function producing substantially more loans than those paying off. Valley sells portions of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market, as part of its interest rate risk analysis, but may retain amounts necessary to balance Valley’s asset mix. During 2004, Valley elected to sell approximately $35.1 million of the $609 million in originated residential mortgage loans.

The commercial loan and commercial mortgage loan portfolios have continued their steady increase. Commercial loans increased $77.2 million or 6.5 percent, partly due to increased commercial line drawdowns and new commercial loans and lines. Commercial mortgage loans increased $192.1 million or 12.4 percent during 2004. This increase represents a large volume of new loans, net of a substantial amount of payoffs on commercial mortgage loans during 2004 as a result of low interest rates and a competitive lending environment.

The home equity loan portfolio, primarily lines of credit, increased $41.2 million or 8.6 percent during 2004, resulting primarily from the decrease in interest rates and Valley’s increased marketing efforts to its customer base.

Automobile loans during 2004 increased by $65.1 million or 6.4 percent. This is the direct result of Valley increasing its dealer network in additional markets within New Jersey, New York and Pennsylvania. This expansion into new lending territories increased new loan volume offsetting the prepayments of existing loans and loss of business due to manufacturers’ based incentives such as zero percent financing. The fourth quarter showed a decline in auto loan growth as a result of competition and slowing auto sales. Valley may not achieve the same performance in future periods due to levels of automobile sales and these manufacturers’ based incentives.*

Much of Valley’s lending is in northern New Jersey and Manhattan, with the exception of the out-of-state auto loan portfolio, SBA loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.* As a result of Valley’s lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region.*

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2004:

	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(in thousands)
Commercial—fixed rate	$233,956	$71,858	$12,678	$318,492
Commercial—adjustable rate	692,968	212,840	37,554	943,362
Construction—fixed rate	506	9,199	—	9,705
Construction—adjustable rate	140,650	217,765	—	358,415

	$1,068,080	$511,662	$50,232	$1,629,974

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

VNB is a preferred U.S. Small Business Administration (“SBA”) lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Generally, between 75 percent and 85 percent of each loan is guaranteed by the SBA and is typically sold into the secondary market, with the balance retained in VNB’s portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.* This program can expand or contract based upon guidelines and availability of lending established by the SBA.*

During 2004 and 2003, VNB originated approximately $27.0 million and $33.4 million of SBA loans, respectively, and sold $19.7 million and $19.2 million, respectively. At December 31, 2004 and 2003, $55.7 million and $58.1 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $99.9 million and $99.4 million, respectively, of SBA loans.

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

Non-accrual loans have increased from $3.9 million to $30.3 million over the last five years. Valley’s experience indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. While non-accrual loans have increased since 2000, non-accrual loans as a percentage of loans had not significantly increased between 2001 and 2003. The increase in 2004 was primarily the addition of two large credits.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans have remained within a range of $2.8 million to $15.0 million for the last five years. Valley cannot predict that this current low level of past dues will continue. These loans represent most loan types and are generally well secured and in the process of collection. Also included at December 31, 2003, are matured commercial mortgage loans in the process of being renewed, which totaled $707 thousand. There were no matured commercial mortgage loans in the process of being renewed at December 31, 2004.

Total loans past due in excess of 30 days were 0.90 percent of all loans at December 31, 2004 compared to 0.92 percent at December 31, 2003.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	2004	2003	2002	2001	2000
	(in thousands)
Loans past due in excess of 90 days and still accruing	$2,870	$2,792	$4,931	$10,456	$14,952

Non-accrual loans	$30,274	$22,338	$21,524	$18,483	$3,883
Other real estate owned	480	797	43	329	129

Total non-performing assets	$30,754	$23,135	$21,567	$18,812	$4,012

Troubled debt restructured loans	$—	$—	$—	$891	$949

Non-performing loans as a % of loans	0.44%	0.36%	0.37%	0.35%	0.07%

Non-performing assets as a % of loans plus other real estate owned	0.44%	0.37%	0.37%	0.35%	0.08%

Allowance as a % of loans	0.95%	1.05%	1.11%	1.20%	1.19%

During 2004, lost interest on non-accrual loans, net, after date of transfer to non-accrual, amounted to $295 thousand, compared with $708 thousand in 2003.

Although substantially all risk elements at December 31, 2004 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio by management, it has been determined that there were approximately $4.7 million in potential problem loans at December 31, 2004 and as of January 31, 2005, which have not been classified as non-accrual, past due or restructured.* Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Of these potential problem loans, $300 thousand is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans. At December 31, 2003, Valley identified approximately $4.4 million of potential problem loans which were not classified as non-accrual, past due or restructured.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley’s business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector.* These loans are diversified as to type of borrower and loan. However, these loans are collateralized by real estate, representing approximately 57 percent of total loans. Most of these loans are in northern New Jersey and Manhattan, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured by 1-4 family properties generally located in counties where Valley has a branch presence and counties contiguous thereto (including Pennsylvania). Valley does entertain loan requests for mortgage loans secured by homes beyond this primary geographic definition, however, lending outside this primary area is generally made only in support of customer relationships. Underwriting policies that are based on FNMA and FHLMC guidance are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2004 was 58 percent while FICO® (independent objective criteria measuring the credit worthiness of a borrower) scores averaged 740.

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

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Average loans outstanding	$6,541,993	$6,056,439	$5,489,344	$5,199,999	$5,065,852

Beginning balance—
Allowance for loan losses	$64,650	$64,087	$63,803	$61,995	$64,228

Loans charged-off:
Commercial	6,551	4,905	10,570	10,841	7,162
Construction	—	—	504	—	—
Mortgage—Commercial	212	409	525	710	490
Mortgage—Residential	117	244	233	39	249
Consumer	6,258	6,089	6,682	6,414	8,992

	13,138	11,647	18,514	18,004	16,893

Charged-off loans recovered:
Commercial	3,394	2,012	1,905	1,465	947
Construction	—	—	—	—	—
Mortgage—Commercial	237	379	1,014	184	372
Mortgage—Residential	51	135	43	42	49
Consumer	2,502	2,339	2,192	2,415	2,537

	6,184	4,865	5,154	4,106	3,905

Net charge-offs	6,954	6,782	13,360	13,898	12,988
Provision charged to operations	8,003	7,345	13,644	15,706	10,755

Ending balance—Allowance for loan losses	$65,699	$64,650	$64,087	$63,803	$61,995

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.11%	0.24%	0.27%	0.26%

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include specific allowances for identified impaired loans, an allocated allowance for each portfolio segment and the unallocated allowance.

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

During 2004, continued emphasis was placed on the current economic climate and the condition of the real estate market in the northern New Jersey area and Manhattan. Management addressed these economic conditions and applied that information to changes in the composition of the loan portfolio and net charge-off levels. The provision charged to operations was $8.0 million in 2004 compared to $7.3 million in 2003.

The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years.

	Years ended December 31,
	2004		2003		2002		2001		2000
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial	$31,810	18.2%	$29,914	19.2%	$27,633	19.4%	$26,180	20.3%	$24,234	19.8%
Mortgage	17,136	57.2	16,657	54.6	15,545	54.5	14,148	54.3	11,827	52.4
Consumer	13,208	24.6	5,884	26.2	9,552	26.1	9,248	25.4	12,559	27.8
Unallocated	3,545	N/A	12,195	N/A	11,357	N/A	14,227	N/A	13,375	N/A

	$65,699	100.0%	$64,650	100.0%	$64,087	100.0%	$63,803	100.0%	$61,995	100.0%

At December 31, 2004, the allowance for loan losses amounted to $65.7 million or 0.95 percent of loans, as compared to $64.7 million or 1.05 percent at December 31, 2003.

The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $7.0 million for the year ended December 31, 2004 compared with $6.8 million for the year ended December 31, 2003. The ratio of net charge-offs to average loans was 0.11 percent for 2004 and 2003.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific and general allocations to the allowance for loan losses totaled $25.0 million and $13.1 million, respectively, at December 31, 2004 and $16.1 million and $1.8 million, respectively, at December 31, 2003. Management believes that the lower unallocated allowance is appropriate given the improved economic climate and present delinquency trends.* The average balance of impaired loans during 2004, 2003 and 2002 was approximately $14.6 million, $17.8 million and $8.7 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $479 thousand for 2004, $972 thousand for 2003 and $1.2 million for 2002. No interest was collected on these impaired loans during these periods.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2004, shareholders’ equity totaled $707.6 million compared with $652.8 million at year-end 2003, representing 6.6 percent of total assets for both years. The increase in total shareholders’ equity for 2004 was the result of net income of $154.4 million, offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at December 31, 2004 was a $3.7 million unrealized gain on investment securities available for sale, net of deferred tax, compared with an unrealized gain of $20.5 million, net of deferred tax at December 31, 2003. Also included as a component of accumulated other comprehensive income at December 31, 2004 was a $341 thousand unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to 2.6 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. Reacquired shares were held in treasury and were used for general corporate purposes. Valley’s Board of Directors had previously authorized the repurchase of up to 11.0 million shares of Valley’s outstanding common stock on August 21, 2001. As of December 31, 2004, Valley had repurchased approximately 10.8 million shares of its common stock under the existing repurchase program at an average cost of $23.34 per share. Valley expects to continue its existing repurchase program until all 11.0 million shares are purchased before the newly authorized program becomes effective. However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of tax. Total risk-based capital consists of Tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of trust preferred securities through VNB Capital Trust I, a portion of which qualifies as Tier 1 capital, within regulatory limitations. Including these securities, Valley’s capital position at December 31, 2004 under risk-based capital guidelines was $879.5 million, or 11.1 percent of risk-weighted assets for Tier 1 capital and $945.2 million, or 12.0 percent for Total risk-based capital. The comparable ratios at December 31, 2003 were 11.3 percent for Tier 1 capital and 12.2 percent for Total risk-based capital. At December 31, 2004 and 2003, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.3 percent and 8.4 percent, respectively. Valley’s ratios at December 31, 2004 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. Upon adoption of FIN 46, Valley de-consolidated VNB Capital Trust I. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, Valley expects to include all of its $200 million in trust preferred securities in Tier I capital.* However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

Book value per share amounted to $7.16 at December 31, 2004 compared with $6.62 per share at December 31, 2003.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings by net income, was 43.0 percent at December 31, 2004, compared to 45.40 percent at December 31, 2003. Cash dividends declared amounted to $0.89 per share, equivalent to a dividend payout ratio of 57.0 percent for 2004, compared to 54.60 percent for the year 2003. The current quarterly dividend rate of $0.225 per share provides for an annual rate of $0.90 per share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Contractual Obligations

Valley has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12 and 15 of the Notes to Consolidated Financial Statements.

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits without a stated maturity (1)	$5,360,338	$—	$—	$—	$5,360,338
Certificates of deposit (2)	1,387,478	429,031	378,749	15,163	2,210,421
Short-term borrowings (3)	516,976	—	—	—	516,976
Long-term debt (4)	54,499	1,082,427	248,108	741,639	2,126,673
Operating leases	9,001	16,380	11,989	21,720	59,090

(1)	Excludes interest.
(2)	Includes interest at the weighted average interest rate to be paid over the life of the certificates.
(3)	Includes interest at the weighted average interest rate of the borrowings.
(4)	Includes interest at the weighted average rate for the remaining term of the debt.

Valley also has commitments under its pension benefit plans, not included in the above table, as further described in Note 13 of the Notes to Consolidated Financial Statements.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 15 of the Notes to Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,067,304	$135,341	$24,701	$64,575	$1,291,921
Home equity and other revolving lines of credit	572,341	—	—	—	572,341
Outstanding commercial mortgage loan commitments	190,725	194,494	6,318	—	391,537
Commitments under unused lines of credit-card	21,820	18,659	—	—	40,479
Outstanding residential mortgage loan commitments	118,235	—	—	—	118,235
Standby letters of credit	96,696	67,296	20,156	—	184,148
Commercial letters of credit	20,431	—	—	—	20,431
Commitments to sell loans	2,157	—	—	—	2,157
Commitments to fund investments	24,512	—	—	—	24,512
Commitments to fund civic and community investments	7,473	4,851	—	—	12,324
Other	5,950	5,968	114	—	12,032

Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon Valley’s historical experience.*

Included in the other commitments are projected earn-outs of $3.6 million that are scheduled to be paid over a five year period in conjunction with various acquisitions made by Valley.* These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for contractual communication and technology costs.

Results of Operations—2003 Compared to 2002

Net income was $153.4 million, or $1.55 per diluted share in 2003 compared with $154.6 million or $1.50 per diluted share in 2002. Net income for 2002 includes an $8.75 million tax benefit associated with the restructuring of a Valley subsidiary into a REIT. Return on average assets for 2003 decreased to 1.63 percent compared with 1.78 percent in 2002, while the return on average equity increased to 24.21 percent in 2003 compared with 23.59 percent in 2002.

Although interest rates declined in 2003 from 2002, Valley’s net interest income increased $4.6 million. An increase in average loan and investment volume helped to offset the decline in interest rates, as well as decreased interest rates paid on deposits, short-term borrowings and long-term debt. Earnings for 2003 were also impacted by a lower provision for loan losses, increased non-interest income such as the gains on sales of securities, fee income from Valley’s acquisitions in 2002 and January 2003 as well as gains on sales of loans. These increases were partly offset by prepayment penalties associated with refinancing $76 million of Valley’s higher cost borrowings, decreased dividends from the Federal Home Loan Bank (“FHLB”), reduced interest income from funds used to repurchase Valley’s common stock and higher salaries and employee benefit expenses.

Net interest income on a tax equivalent basis increased to $354.7 million for 2003 compared with $349.7 million for 2002. Higher average balances of loans and investments were more than offset by lower average interest rates for these interest earning assets during 2003 compared with 2002. Lower average interest rates on investments were also the result of increased amortization of premiums due to higher levels of prepayments. Also, for 2003, total average interest bearing liabilities increased causing interest expense to increase, but was totally mitigated by declining interest rates associated with these liabilities compared to 2002. The net interest margin on a tax equivalent basis was 4.04 percent for the twelve months ended December 31, 2003 compared with 4.31 percent for the same period in 2002. The change was mainly attributable to interest rates declining to historic low levels during 2003 compressing the net interest margin for Valley and the banking industry. Additionally, prepayment penalties associated with refinancing $76 million of Valley’s higher cost borrowings, decreased dividends from the FHLB and reduced income from funds used to repurchase Valley’s common stock negatively impacted net interest income. Increased loan and investment volume partially mitigated the negative impact of lower interest rates. The net interest margin and net interest income were affected by the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) which required Valley to de-consolidate VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I were recorded as long-term debt and costs related to these junior subordinated debentures were included in interest expense.

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

Non-interest income continued to represent a considerable source of income for Valley, representing 17.9 percent and 13.6 percent of total interest income plus non-interest income for 2003 and 2002, respectively. Trust and investment services includes income from trust operations, brokerage commissions, and asset management fees. The increase of $1.2 million in 2003 as compared with 2002 was primarily due to additional brokerage commissions from the acquisition of Glen Rauch in January 2003. Insurance premiums increased $10.8 million or 158.5 percent in 2003 as compared with 2002, due to increased revenue from Valley’s acquisitions of Valley National Title Services (a title insurance agency) and Masters Coverage Corp. (an all-line insurance agency).

Gains on securities transactions, net, increased $8.5 million to $15.6 million for the year ended December 31, 2003 as compared to $7.1 million for the year ended December 31, 2002. During 2003, sales of equity securities and mortgage-backed securities resulted in gains of approximately $7.6 million and $8.0 million, respectively.

Valley took advantage of the bond market’s strength in early 2003 providing gains on mortgage- backed securities which were paying down rapidly. Many of these mortgage-backed securities had substantial unrealized gains, low give-up yields and if not sold, had a strong likelihood of paying off at par within a very short time. The gains on mortgage-backed securities had the effect of reducing interest income during some portion of 2003, but overall increasing net income. Gains on equity securities represented gains on positions Valley had in institutions it may be interested in acquiring. Gains on trading securities, net, are realized gains or losses on the sale of trading securities, primarily municipal and corporate bonds which are held by Glen Rauch Securities.

Fees from loan servicing includes fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2003, fees from servicing residential mortgage loans totaled $7.9 million and fees from servicing SBA loans totaled $1.5 million, as compared to $8.1 million and $1.4 million for the year ended December 31, 2002. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. (“MSI”) for others approximated $2.0 billion and $1.8 billion at December 31, 2003 and 2002, respectively. The increase for 2003 includes a $14.1 million purchase of loan servicing rights on a $980.1 million newly originated low coupon mortgage portfolio. The continuing heavy refinancing and payoff activity resulted in less fee income during 2003 from the serviced mortgage loan portfolio as borrowers took advantage of lower interest rates which caused balances to decline.

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

Non-interest expense totaled $216.3 million for 2003, an increase of $24.0 million or 12.5 percent from 2002. The largest components of non-interest expense were salaries and employee benefit expense which totaled $119.4 million in 2003 compared with $105.9 million in 2002, an increase of $13.5 million or 12.7 percent. At December 31, 2003, full-time equivalent staff was 2,264 compared to 2,257 at the end of 2002. The increases in salary and employee benefit expense were due largely to the newly acquired subsidiaries and business expansion.

Income tax expense as a percentage of pre-tax income was 34.2 percent for the year ended December 31, 2003 compared with 29.5 percent in 2002, when Valley recorded an $8.75 million tax benefit associated with the restructuring of a subsidiary into a REIT. The effective tax rate was also positively affected by the non-taxable income of $6.2 million from the investment in BOLI.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
	(in thousands, except for share data)
Assets
Cash and due from banks	$163,371	$218,166
Investment securities held to maturity, fair value of $1,306,074 and $1,252,765 in 2004 and 2003, respectively (Notes 3 and 11)	1,292,338	1,232,239
Investment securities available for sale (Notes 4 and 11)	1,883,729	1,805,680
Trading securities	2,514	4,252
Loans held for sale (Note 5)	2,157	5,720
Loans (Notes 5 and 11)	6,932,158	6,166,689
Less: Allowance for loan losses (Note 6)	(65,699)	(64,650)

Net loans	6,866,459	6,102,039

Premises and equipment, net (Note 8)	161,473	128,606
Accrued interest receivable	46,737	40,445
Bank owned life insurance (Note 13)	170,602	164,404
Other assets (Notes 2, 7, 9 and 14)	174,011	171,784

Total assets	$10,763,391	$9,873,335

Liabilities
Deposits:
Non-interest bearing	$1,768,352	$1,676,764
Interest bearing:
Savings	3,591,986	3,283,716
Time (Note 10)	2,158,401	2,202,488

Total deposits	7,518,739	7,162,968

Short-term borrowings (Note 11)	510,291	377,306
Long-term debt (Notes 11 and 12)	1,890,170	1,547,221
Accrued expenses and other liabilities (Notes 13 and 14)	136,593	133,051

Total liabilities	10,055,793	9,220,546

Commitments and contingencies (Note 15)

Shareholders’ Equity (Notes 2, 13, 14 and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 157,042,457 shares; issued 98,883,032 shares in 2004 and 98,912,481 shares in 2003	34,930	33,304
Surplus	437,659	318,599
Retained earnings	232,431	288,313
Unallocated common stock held by employee benefit plan	(88)	(259)
Accumulated other comprehensive income	3,355	20,531

	708,287	660,488
Treasury stock, at cost (27,496 shares in 2004 and 306,490 shares in 2003)	(689)	(7,699)

Total shareholders’ equity	707,598	652,789

Total liabilities and shareholders’ equity	$10,763,391	$9,873,335

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
	(in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)	$370,921	$364,091	$368,402
Interest and dividends on investment securities:
Taxable	134,274	118,816	133,982
Tax-exempt	11,587	10,991	10,093
Dividends	1,848	2,978	3,155
Interest on federal funds sold and other short-term investments	296	622	1,787

Total interest income	518,926	497,498	517,419

Interest Expense
Interest on deposits:
Savings deposits	23,115	22,871	33,092
Time deposits (Note 10)	46,832	48,095	68,858
Interest on short-term borrowings (Note 11)	5,258	3,754	2,570
Interest on long-term debt (Notes 11 and 12)	71,402	74,202	68,933

Total interest expense	146,607	148,922	173,453

Net Interest Income	372,319	348,576	343,966
Provision for loan losses (Note 6)	8,003	7,345	13,644

Net Interest Income after Provision for Loan Losses	364,316	341,231	330,322

Non-Interest Income
Trust and investment services	6,023	5,726	4,493
Insurance premiums	13,982	17,558	6,793
Service charges on deposit accounts	20,242	21,590	19,640
Gains on securities transactions, net (Note 4)	6,475	15,606	7,092
Gains on trading securities, net	2,409	2,836	—
Fees from loan servicing (Note 7)	8,010	9,359	9,457
Gains on sales of loans, net	3,039	12,966	6,934
Bank owned life insurance (Note 13)	6,199	6,188	6,712
Other	17,949	16,368	20,117

Total non-interest income	84,328	108,197	81,238

Non-Interest Expense
Salary expense (Note 13)	99,325	97,197	86,522
Employee benefit expense (Note 13)	24,465	22,162	19,364
Net occupancy expense (Notes 8 and 15)	22,983	21,782	18,417
Furniture and equipment expense (Note 8)	13,391	12,452	11,189
Amortization of intangible assets (Note 7)	8,964	12,480	11,411
Advertising	7,974	7,409	8,074
Other	42,947	42,796	37,287

Total non-interest expense	220,049	216,278	192,264

Income Before Income Taxes	228,595	233,150	219,296
Income tax expense (Note 14)	74,197	79,735	64,680

Net Income	$154,398	$153,415	$154,616

Earnings Per Share:
Basic	$1.56	$1.55	$1.51
Diluted	1.56	1.55	1.50
Cash dividends declared per common share	0.89	0.85	0.81

Weighted Average Number of Shares Outstanding:
Basic	98,671,265	98,695,082	102,672,022
Diluted	99,178,698	99,223,550	103,274,932

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2001	$—	$33,310	$406,608	$270,730	$(602)	$19,638	$(51,309)	$678,375
Comprehensive income:
Net income	—	—	—	154,616	—	—	—	154,616
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $12,687	—	—	—	—	—	25,108	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(2,552)	—	—	—	—	—	(4,540)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,113	—	—

Other comprehensive income	—	—	—	—	—	21,681	—	21,681

Total comprehensive income	—	—	—	—	—	—	—	176,297
Cash dividends declared	—	—	—	(82,558)	—	—	—	(82,558)
Effect of stock incentive plan, net	—	22	(744)	(4,018)	—	—	11,308	6,568
Retirement of treasury stock	—	—	(88,785)	—	—	—	88,643	(142)
Allocation of employee benefit plan shares	—	—	677	—	167	—	774	1,618
Fair value of stock options granted	—	—	73	—	—	—	—	73
Tax benefit from exercise of stock options	—	—	1,135	—	—	—	—	1,135
Purchase of treasury stock	—	—	—	—	—	—	(149,628)	(149,628)

Balance—December 31, 2002	—	33,332	318,964	338,770	(435)	41,319	(100,212)	631,738
Comprehensive income:
Net income	—	—	—	153,415	—	—	—	153,415
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $(6,343)	—	—	—	—	—	(10,969)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(5,787)	—	—	—	—	—	(9,819)	—	—

Other comprehensive losses	—	—	—	—	—	(20,788)	—	(20,788)

Total comprehensive income	—	—	—	—	—	—	—	132,627
Cash dividends declared	—	—	—	(83,621)	—	—	—	(83,621)
Effect of stock incentive plan, net	—	(28)	(1,764)	(2,687)	—	—	9,848	5,369
Stock dividend	—	—	(189)	(117,564)	—	—	117,564	(189)
Allocation of employee benefit plan shares	—	—	719	—	176	—	463	1,358
Fair value of stock options granted	—	—	525	—	—	—	—	525
Tax benefit from exercise of stock options	—	—	344	—	—	—	—	344
Purchase of treasury stock	—	—	—	—	—	—	(35,362)	(35,362)

Balance—December 31, 2003	—	33,304	318,599	288,313	(259)	20,531	(7,699)	652,789
Comprehensive income:
Net income	—	—	—	154,398	—	—	—	154,398
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax of $(7,572)	—	—	—	—	—	(12,788)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(2,428)	—	—	—	—	—	(4,047)	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $401	—	—	—	—	—	581	—	—
Less reclassification adjustment for gains included in net income, net of tax of $(636)	—	—	—	—	—	(922)	—	—

Other comprehensive losses	—	—	—	—	—	(17,176)	—	(17,176)

Total comprehensive income	—	—	—	—	—	—	—	137,222
Cash dividends declared	—	—	—	(87,805)	—	—	—	(87,805)
Effect of stock incentive plan, net	—	(22)	(902)	(1,912)	—	—	7,991	5,155
Stock dividend	—	1,648	118,668	(120,563)	—	—	49	(198)
Allocation of employee benefit plan shares	—	—	—	—	171	—	—	171
Fair value of stock options granted	—	—	966	—	—	—	—	966
Tax benefit from exercise of stock options	—	—	328	—	—	—	—	328
Purchase of treasury stock	—	—	—	—	—	—	(1,030)	(1,030)

Balance—December 31, 2004	$—	$34,930	$437,659	$232,431	$(88)	$3,355	$(689)	$707,598

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$154,398	$153,415	$154,616
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	22,167	23,960	21,102
Amortization of compensation costs pursuant to long-term stock incentive plans	3,247	3,149	2,599
Provision for loan losses	8,003	7,345	13,644
Net amortization of premiums and accretion of discounts	5,205	11,031	9,501
Net deferred income tax benefit	(14,567)	(7,987)	(29,382)
Tax benefit from exercise of stock options	328	344	1,135
Gains on securities transactions, net	(6,475)	(15,606)	(7,092)
Proceeds from sales of loans	56,790	448,754	248,130
Gain on sales of loans, net	(3,039)	(12,966)	(6,934)
Originations of loans held for sale	(50,188)	(399,179)	(243,923)
Purchases of trading securities	(287,674)	(336,344)	—
Proceeds from sales of trading securities	289,412	332,092	—
Proceeds from sale of premises and equipment	—	—	1,910
Gain on sale of premises and equipment	—	—	(995)
Net increase in cash surrender value of bank owned life insurance	(6,199)	(6,188)	(6,712)
Net decrease (increase) in accrued interest receivable and other assets	11,986	6,434	(32,650)
Net (decrease) increase in accrued expenses and other liabilities	(21,829)	14,975	(11,124)

Net cash provided by operating activities	161,565	223,229	113,825

Cash flows from investing activities:
Purchase of bank owned life insurance	—	—	(50,000)
Proceeds from sales of investment securities available for sale	466,916	785,198	645,989
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	931,472	1,333,396	1,157,709
Purchases of investment securities available for sale	(1,479,316)	(1,811,375)	(1,740,979)
Purchases of investment securities held to maturity	(267,620)	(729,891)	(115,167)
Proceeds from sales of investment securities held to maturity	—	1,630	—
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	206,414	86,037	26,792
Net increase in loans made to customers	(773,676)	(458,770)	(444,694)
Purchases of premises and equipment, net of sales	(45,841)	(26,141)	(29,954)
Purchases of loan servicing rights	—	(14,090)	—

Net cash used in investing activities	(961,651)	(834,006)	(550,304)

Cash flows from financing activities:
Net increase in deposits	355,771	479,581	376,413
Net increase (decrease) in short-term borrowings	132,985	(1,127)	74,171
Advances of long-term debt	500,000	447,461	311,000
Repayments of long-term debt	(157,051)	(226,068)	(167,086)
Dividends paid to common shareholders	(86,676)	(82,931)	(82,409)
Purchase of common shares to treasury	(1,030)	(35,362)	(149,628)
Common stock issued, net of cancellations	1,292	3,466	6,091

Net cash provided by financing activities	745,291	585,020	368,552

Net decrease in cash and cash equivalents	(54,795)	(25,757)	(67,927)
Cash at beginning of year	218,166	243,923	311,850

Cash at end of year	$163,371	$218,166	$243,923

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$145,066	$149,704	$179,343
Cash paid during the year for federal and state income taxes	89,092	68,903	92,484

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

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; a subsidiary which holds, maintains and manages investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include a real estate investment trust subsidiary (“REIT”) which owns real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for the REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, both have issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, VNB and all of Valley’s wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Certain reclassifications have been made in the consolidated financial statements for 2003 and 2002 to conform to the classifications presented for 2004.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

On December 10, 2003, Valley adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) which required Valley to de-consolidate VNB Capital Trust I, which issued $200 million of preferred securities. As a result of this de-consolidation, junior subordinated debentures issued by VNB Capital Trust I are now recorded as long-term debt and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been adjusted to reflect this change.

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

Trading securities are held by Glen Rauch Securities, a subsidiary of VNB, and are primarily comprised of municipal bonds, corporate bonds and government agencies purchased for resale to retail and institutional clients. These investment securities are classified as trading securities in the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Interest on trading accounts securities are recorded in interest income. Unrealized holding gains and losses on such securities are included in earnings as a component of non-interest income in the accompanying consolidated statements of income. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and shown as a separate component of non-interest income.

Valley periodically evaluates whether any of its investments are other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Valley evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, operational and financial cash flow and management’s intent and ability to hold the security until the value recovers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include specific allowances for identified impaired loans, an allocated allowance for each portfolio segment and the unallocated allowance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill, core deposits, customer list intangibles and covenants not to compete. Effective January 1, 2002, under new accounting rules, amortization of goodwill ceased. Instead, Valley reviews the goodwill asset for impairment annually and records impairment expense if required. Prior to the adoption of the new accounting rules, goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. Intangible assets other than goodwill are amortized using various methods over their estimated lives and are periodically evaluated for impairment. All intangible assets are included in other assets.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values prevalent in the marketplace. The fair market value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs rather than national averages as used for PMSRs. Valley’s method amortizes mortgage servicing rights in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions. Loan servicing rights, which are classified in other assets, are periodically evaluated for impairment.

Stock-Based Compensation

Valley adopted on a prospective basis the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective January 1, 2002. Under SFAS No. 123, entities recognize stock-based employee compensation costs under the fair value method for options granted during the year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period.

Because Valley adopted the fair value provisions prospectively, compensation expense related to employee stock options granted will not have a full impact until 2007, when the majority of its employee stock options reach their first full five-year vesting.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”) in December 2004. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement requires Valley to adopt by the fourth quarter of 2005. Valley does not expect the requirements of SFAS 123R to have a material impact on the consolidated financial statements.*

Income Taxes

Valley accounts for income tax expense as a percentage of pre-tax income to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Valley’s financial statements or tax returns.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of deferred tax, unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of deferred tax and foreign currency translation adjustment. Valley reports comprehensive income and its components in the Consolidated Statements of Changes in Shareholders’ Equity.

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

All share and per share amounts have been restated to reflect the five percent stock dividend issued May 17, 2004, and all prior stock dividends and splits.

The following table shows the calculation of both Basic and Diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002
Net income (in thousands)	$154,398	$153,415	$154,616

Basic weighted-average number of shares outstanding	98,671,265	98,695,082	102,672,022
Plus: Common stock equivalents	507,433	528,468	602,910

Diluted weighted-average number of shares outstanding	99,178,698	99,223,550	103,274,932

Earnings per share:
Basic	$1.56	$1.55	$1.51
Diluted	1.56	1.55	1.50

At December 31, 2004, 2003 and 2002 there were 741 thousand, 369 thousand and 7 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Derivative Instruments and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, derivatives designated as cash flow hedges with a fair value of $576 thousand were included in other liabilities. Valley had no derivatives designated as cash flow hedges outstanding at December 31, 2003. The unrealized loss of $341 thousand in 2004 for derivatives designated as cash flow hedges is separately disclosed with other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity, net of related income tax. No significant hedge ineffectiveness existed on cash flow hedges for the period ended December 31, 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. Since inception $1.6 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred. During the next twelve months, Valley estimates that an additional $314 thousand will be reclassified out of other comprehensive income into interest income. However, based on current indications of future short-term rates, it is possible that Valley may incur interest expense related to this transaction.

Recent Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Valley began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. Valley incurred an impairment expense of $140 thousand on an Agency Preferred Stock instrument with a book value of $1.0 million, for the period ended December 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) to provide additional implementation guidance.

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”) in December 2004. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Valley does not expect the requirements of SFAS 123R to have a material impact on the consolidated financial statements.*

ACQUISITIONS AND DISPOSITIONS (Note 2)

On December 1, 2004, Valley and Shrewsbury Bancorp announced that they had entered into a merger agreement by which Valley National Bancorp will merge with Shrewsbury Bancorp. Shrewsbury is the holding company for Shrewsbury State Bank, a commercial bank with approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County. Pursuant to the merger agreement, Shrewsbury State Bank will be merged into Valley National Bank. Valley will pay approximately $136 million or $48.00 per share for Shrewsbury of which at least 60 percent will be in Valley common stock. Shareholders of Shrewsbury may elect to receive up to 40 percent of the consideration in cash. Valley has received regulatory approval and anticipates the closing of the Shrewsbury merger to occur March 31 2005, subject to approval by Shrewsbury’s shareholders at their scheduled meeting on March 29, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 9, 2004, Valley announced that they had entered into a merger agreement by which Valley National Bancorp will acquire NorCrown Bank. NorCrown is a commercial bank with approximately $600 million in assets and 15 branch offices located in 12 affluent communities in Essex, Hudson and Morris Counties. Pursuant to the agreement, NorCrown Bank will be merged into Valley National Bank. Valley will pay $141 million for NorCrown of which 50 percent will be cash and 50 percent will be Valley common stock. Closing of the acquisition, which Valley anticipates will occur in the second quarter of 2005, is contingent on regulatory approvals and the satisfaction of certain closing conditions by NorCrown. The purchase price of $141 million may be reduced based on NorCrown’s shareholders equity at closing.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2004 and 2003 were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$38,406	$131	$(423)	$38,114
Obligations of states and political subdivisions	250,149	5,614	(167)	255,596
Mortgage-backed securities	492,416	3,939	(5,097)	491,258
Other debt securities	437,708	12,116	(2,377)	447,447

Total debt securities	1,218,679	21,800	(8,064)	1,232,415
FRB & FHLB stock	73,659	—	—	73,659

Total investment securities held to maturity	$1,292,338	$21,800	$(8,064)	$1,306,074

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	172,707	7,174	(30)	179,851
Mortgage-backed securities	629,237	5,780	(6,323)	628,694
Other debt securities	375,317	16,925	(3,000)	389,242

Total debt securities	1,177,261	29,879	(9,353)	1,197,787
FRB & FHLB stock	54,978	—	—	54,978

Total investment securities held to maturity	$1,232,239	$29,879	$(9,353)	$1,252,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2004 were as follows:

	December 31, 2004
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$28,120	$(423)	$—	$—	$28,120	$(423)
Obligations of states and political subdivisions	17,098	(133)	2,664	(34)	19,762	(167)
Mortgage-backed securities	44,007	(239)	201,090	(4,858)	245,097	(5,097)
Other debt securities	120,732	(2,296)	2,570	(81)	123,302	(2,377)

Total debt securities	$209,957	$(3,091)	$206,324	$(4,973)	$416,281	$(8,064)

Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while losses reported in other debt securities consists of trust preferred securities. These unrealized losses are primarily due to changes in interest rates.

As of December 31, 2004, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $449.1 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2004, are set forth in the following table:

	December 31, 2004
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$94,507	$94,549
Due after one year through five years	51,405	51,962
Due after five years through ten years	99,865	102,807
Due after ten years	480,486	491,839

	726,263	741,157
Mortgage-backed securities	492,416	491,258

Total debt securities held to maturity	$1,218,679	$1,232,415

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 4.7 years at December 31, 2004 and 6.0 years at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2004 and 2003 were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$315,262	$368	$(2,749)	$312,881
Obligations of states and political subdivisions	84,196	3,593	—	87,789
Mortgage-backed securities	1,455,338	10,619	(9,405)	1,456,552

Total debt securities	1,854,796	14,580	(12,154)	1,857,222
Equity securities	23,380	3,484	(357)	26,507

Total investment securities available for sale	$1,878,176	$18,064	$(12,511)	$1,883,729

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$375,555	$1,070	$(1,714)	$374,911
Obligations of states and political subdivisions	100,794	5,503	(86)	106,211
Mortgage-backed securities	1,281,807	25,337	(1,944)	1,305,200

Total debt securities	1,758,156	31,910	(3,744)	1,786,322
Equity securities	15,137	4,351	(130)	19,358

Total investment securities available for sale	$1,773,293	$36,261	$(3,874)	$1,805,680

Included in the December 31, 2003, available for sale securities are $40 million of mortgage-backed securities which were delivered in January 2004 to a counterparty as a result of a covered call option that was exercised in December 2003. Valley recorded interest income on these securities through the time of delivery.

The age of unrealized losses and fair value of securities available for sale at December 31, 2004 were as follows:

	December 31, 2004
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$216,841	$(2,496)	$13,680	$(253)	$230,521	$(2,749)
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	805,234	(8,524)	31,900	(881)	837,134	(9,405)

Total debt securities	1,022,075	(11,020)	45,580	(1,134)	1,067,655	(12,154)
Equity securities	3,518	(329)	1,530	(28)	5,048	(357)

Total	$1,025,593	$(11,349)	$47,110	$(1,162)	$1,072,703	$(12,511)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses for the U.S. Treasury securities and other government agencies and corporations are on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

As of December 31, 2004, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $757.0 million.

The contractual maturities of investments in debt securities available for sale at December 31, 2004, are set forth in the following table:

	December 31, 2004
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$14,081	$14,204
Due after one year through five years	106,876	106,637
Due after five years through ten years	187,133	189,466
Due after ten years	91,368	90,363

	399,458	400,670
Mortgage-backed securities	1,455,338	1,456,552

Total debt securities available for sale	$1,854,796	$1,857,222

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2004 and 2003 was 4.7 years and 4.4 years, respectively.

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale included in earnings for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(in thousands)
Sales transactions:
Gross gains	$6,581	$15,690	$7,361
Gross losses	(182)	(9)	(269)

	6,399	15,681	7,092

Maturities and other securities transactions:
Gross gains	153	—	—
Gross losses	(77)	(75)	—

	76	(75)	—

Gains on securities transactions, net	$6,475	$15,606	$7,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2004 and 2003 was as follows:

	2004	2003
	(in thousands)
Commercial	$1,261,854	$1,184,652

Total commercial loans	1,261,854	1,184,652

Construction	368,120	222,748
Residential mortgage	1,853,708	1,596,859
Commercial mortgage	1,745,155	1,553,037

Total mortgage loans	3,966,983	3,372,644

Home equity	517,325	476,149
Credit card	9,691	10,722
Automobile	1,079,050	1,013,938
Other consumer	99,412	114,304

Total consumer loans	1,705,478	1,615,113

Total loans	$6,934,315	$6,172,409

Included in the table above are loans held for sale in the amount of $2.2 million and $5.7 million at December 31, 2004 and 2003, respectively.

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year 2004, adjusted for changes in directors, executive officers and their affiliates:

2004
(in thousands)
Outstanding at beginning of year	$59,512
New loans and advances	22,309
Repayments	(5,601)

Outstanding at end of year	$76,220

All loans to related parties are performing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Loans past due in excess of 90 days and still accruing	$2,870	$2,792

Non-accrual loans	$30,274	$22,338
Other real estate owned	480	797

Total non-performing assets	$30,754	$23,135

Troubled debt restructured loans	$—	$—

From the date placed on non-accrual, the amount of interest income that would have been recorded on non-accrual loans in 2004, 2003 and 2002 had payments remained in accordance with the original contractual terms approximated $1.1 million, $1.4 million and $1.1 million, respectively. The actual amount of interest income recorded on these types of assets in 2004, 2003 and 2002 totaled $844 thousand, $671 thousand and $768 thousand, respectively, resulting in lost interest income of $652 thousand, $1.1 million and $678 thousand, respectively.

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were non-accrual, classified as troubled debt restructured loans, or contractually past due in excess of 90 days and still accruing interest.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $25.0 million and $13.1 million, respectively, at December 31, 2004 and $16.1 million and $3.5 million, respectively, at December 31, 2003. The average balance of impaired loans during 2004, 2003 and 2002 was approximately $14.6 million, $17.8 million and $8.7 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $479 thousand for 2004, $972 thousand for 2003 and $1.2 million for 2002. No interest was collected on these impaired loans during these periods.

ALLOWANCE FOR LOAN LOSSES (Note 6)

Transactions recorded in the allowance for loan losses during 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$64,650	$64,087	$63,803
Provision charged to operating expense	8,003	7,345	13,644
Less net loan charge-offs:
Loans charged-off	(13,138)	(11,647)	(18,514)
Less recoveries on loan charge-offs	6,184	4,865	5,154

Net loan charge-offs	(6,954)	(6,782)	(13,360)

Balance at end of year	$65,699	$64,650	$64,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LOAN SERVICING (Note 7)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.6 billion, $2.0 billion and $1.8 billion at December 31, 2004, 2003 and 2002, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $99.9 million, $99.4 million and $100.4 million of SBA loans at December 31, 2004, 2003 and 2002, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$29,619	$21,596	$29,205
Purchase and origination of loan servicing rights	1,254	19,548	3,380
Amortization expense	(7,971)	(11,525)	(10,989)

Balance at end of year	$22,902	$29,619	$21,596

Amortization expense in 2004, 2003 and 2002 includes $1.1 million, $4.1 million and $4.4 million, respectively, of impairment expense for loan servicing rights, and is classified in amortization of intangible assets in the consolidated statements of income. In 2004, the book balance of $22.9 million approximated fair value. Based on current market conditions, amortization expense related to the mortgage servicing asset at December 31, 2004 is expected to aggregate approximately $16.0 million through 2009.

PREMISES AND EQUIPMENT, NET (Note 8)

At December 31, 2004 and 2003, premises and equipment, net consisted of:

	2004	2003
	(in thousands)
Land	$35,789	$25,505
Buildings	99,225	77,368
Leasehold improvements	30,857	27,703
Furniture and equipment	116,753	107,698

	282,624	238,274
Less: Accumulated depreciation and amortization	(121,151)	(109,668)

Total premises and equipment, net	$161,473	$128,606

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $13.0 million, $11.3 million and $9.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTHER ASSETS (Note 9)

At December 31, 2004 and 2003, other assets consisted of the following:

	2004	2003
	(in thousands)
Loan servicing rights	$22,902	$29,619
Goodwill and other intangibles	22,986	22,431
Other real estate owned	480	797
Net deferred tax asset	50,532	46,800
Due from customers on acceptances outstanding	11,294	15,148
Other	65,817	56,989

Total other assets	$174,011	$171,784

DEPOSITS (Note 10)

Included in time deposits at December 31, 2004 and 2003 are certificates of deposit over $100 thousand of $997.1 million and $979.3 million, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $15.4 million, $14.6 million and $22.9 million in 2004, 2003 and 2002, respectively.

The scheduled maturities of time deposits as of December 31, 2004 are as follows:

(in thousands)
2005	$1,375,368
2006	295,080
2007	114,547
2008	238,124
2009	124,670
Thereafter	10,612

Total time deposits	$2,158,401

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Fed funds purchased	$11,000	$160,000
Securities sold under agreements to repurchase	227,654	174,577
Treasury tax and loan	16,637	27,729
FHLB advances	255,000	—
Other	—	15,000

Total short-term borrowings	$510,291	$377,306

The weighted average interest rate for short-term borrowings at December 31, 2004 and 2003 was 1.31 percent and 0.98 percent, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003
	(in thousands)
FHLB advances	$1,003,500	$875,500
Securities sold under agreements to repurchase	676,000	461,000
Note to VNB Capital Trust I (Note 12)	206,186	206,186
Other	4,484	4,535

Total long-term borrowings	$1,890,170	$1,547,221

The FHLB advances included in long-term debt had a weighted average interest rate of 4.18 percent at December 31, 2004 and 4.36 percent at December 31, 2003. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $39.5 million, $45.9 million, and $36.0 million was recorded on FHLB advances during the years ended December 31, 2004, 2003 and 2002, respectively. The advances are scheduled for repayment as follows:

(in thousands)
2005	$23,000
2006	263,000
2007	336,500
2008	25,000
2009	40,000
Thereafter	316,000

Total long-term FHLB advances	$1,003,500

The securities sold under repurchase agreements to other counterparties included in long-term debt totaled $676.0 million and $461.0 million at December 31, 2004 and 2003, respectively. The weighted average interest rate for this debt was 2.74 percent and 3.15 percent at December 31, 2004 and 2003, respectively. Interest expense of $15.9 million, $12.4 million, and $17.6 million was recorded during the years ended December 31, 2004, 2003 and 2002, respectively. The schedule for repayment is as follows:

(in thousands)
2005	$30,000
2006	50,000
2007	361,000
2008	116,000
2009	34,000
Thereafter	85,000

Total long-term securities sold under agreements to repurchase	$676,000

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.2 billion and $896.2 million at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, Valley expects to include all of its $200 million in trust preferred securities in Tier I capital.* However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the pension plans at December 31, 2004 and 2003:

	Pension Plans
	2004	2003
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$51,368	$43,308
Service cost	3,267	2,560
Interest cost	3,184	2,892
Plan amendments	64	717
Actuarial loss	3,209	3,896
Benefits paid	(2,237)	(2,005)

Projected benefit obligation at end of year	$58,855	$51,368

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$45,201	$37,911
Actual return on plan assets	4,230	6,554
Employer contributions	5,000	2,636
Benefits paid	(2,132)	(1,900)

Fair value of plan assets at end of year	$52,299	$45,201

Funded status	$(6,556)	$(6,167)
Unrecognized net asset	—	(16)
Unrecognized prior service cost	1,090	1,173
Unrecognized net actuarial loss/(gain)	7,532	4,822

Net amount recognized	$2,066	$(188)

Amounts recognized in the statements of financial condition for 2004 and 2003 consist of:

	2004	2003
	(in thousands)
Prepaid benefit cost	$5,372	$2,842
Accrued benefit cost	(4,194)	(3,900)
Intangible assets	888	870
Accumulated other comprehensive income	—	—

Net amount recognized	$2,066	$(188)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2004	2003
	(in thousands)
Projected benefit obligation	$4,370	$4,052
Accumulated benefit obligation	4,194	3,900
Fair value of plan assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension expense for 2004, 2003 and 2002 included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$3,267	$2,560	$2,254
Interest cost	3,184	2,892	2,691
Expected return on plan assets	(3,768)	(3,542)	(3,609)
Net amortization of transition asset	(16)	(79)	(79)
Amortization of prior service cost	147	89	77
Amortization of net (gains)/loss	35	(64)	(128)

Total net periodic pension expense	$2,849	$1,856	$1,206

Expected benefit payments:

2004
(in thousands)
2005	$2,254
2006	2,615
2007	2,716
2008	2,909
2009	3,268
2010 to 2014	20,985

In determining rate assumptions, VNB looks to current rates on fixed-income debt securities that receive one of the two highest ratings given by a recognized ratings agency such as a rating of AAA or AA from Moody’s or such as rates based on U.S. Treasury securities.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan as of December 31, 2004 and 2003, were:

	2004	2003
Discount rate	6.00%	6.25%
Future compensation increase rate	4.00	4.00

The weighted average discount rate and expected long-term rate of return on assets used in determining Valley’s pension expense for the years ended December 31, 2004 and 2003, were:

	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	8.50	8.50
Rate of compensation increase	4.00	4.00

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

Valley’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003
Asset Category
Equity securities	55.5%	60.6%
Fixed income securities	34.4	32.7
Other	10.1	6.7

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Section 402 (c) of ERISA, the Plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with Valley’s Pension Committee’s policy and guidelines. The target asset allocation set for the Plan are in equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to be above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the Plan. The ratings of commercial paper purchased individually shall be A-1/P-1 or comparable as measured by a standard rating service.

The pension plan held 78,440 shares of VNB Capital Trust I preferred securities at December 31, 2004 and 2003, respectively. These shares had fair market values of $2.1 million at December 31, 2004 and 2003. Dividends received for these shares were $152 thousand and $136 thousand for the years ended December 31, 2004 and 2003.

Valley expects to contribute $3.6 million to the plan during 2005 based upon actuarial estimates.

Valley maintains a non-qualified Directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.6 million and 6.0 percent, respectively, at December 31, 2004, and $1.5 million and 6.25 percent, respectively, at December 31, 2003. An expense of $266 thousand, $299 thousand and $234 thousand has been recognized for the plan in the years ended December 31, 2004, 2003 and 2002, respectively. Valley also maintains non-qualified plans for former Directors and Senior Management of Merchants Bank of New York. Valley did not merge these plans into their existing non-qualified plans. At December 31, 2004, the Directors’ plan obligation was fixed at $3.7 million, of which $3.6 million was accrued. At December 31, 2004, the Senior Management’s plan obligation was fixed at $7.0 million, of which $4.9 million has been funded partly by insurance policies. The remaining obligation of $2.1 million is being accrued on a straight-line basis over the remaining benefit period. In addition to Merchants, Valley maintains non-qualified plans for Directors of former banks acquired. Collectively, the plan obligation was $266 thousand, of which $237 thousand was accrued. The difference of $29 thousand is being accrued over the remaining benefit period.

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salaries expense were $5.9 million during 2004 and 2003, and $5.5 million during 2002.

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute a percentage of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley stock. In 2004, VNB matched employee contributions with 45,564 shares, of which 29,496 were allocated from the KSOP and 14,363 shares were allocated from treasury stock. In 2003, VNB matched employee contributions with 52,844 shares, of which 30,517 shares were allocated from the KSOP and 18,338 shares were issued from treasury stock. In 2002, VNB matched employee contributions with 64,181 shares, of which 27,320 shares were allocated from the KSOP and 30,543 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, amounting to $966 thousand for 2004, while $1.3 million was recorded in 2003 and 2002. At December 31, 2004 the KSOP had 27,298 unallocated shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 4.0 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equals 100 percent of the market price of Valley’s stock on the date of grant, and an option’s maximum term is ten years. The options granted under this plan are exercisable no earlier than one year after the date of grant, expire no more than ten years after the date of the grant, and are subject to a vesting schedule.

For 2004, 2003 and 2002 grants, Valley recorded stock-based employee compensation expense for incentive stock options of $627 thousand, $346 thousand and $47 thousand, respectively, net of tax and will continue to amortize the remaining cost of these grants of approximately $3.2 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2004, 2003 and 2002, respectively: dividend yield of 3.31, 3.03 and 3.28 percent; risk-free interest rates of 4.25, 3.94 and 3.41 percent; expected volatility of 22.76, 19.97 and 24.10 percent and expected term of 7.75, 7.65 and 7.01 years. Prior to January 1, 2002, Valley applied APB Opinion No. 25 and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands, except for share data)
Net income
As reported	$154,398	$153,415	$154,616
Stock-based compensation cost, net of tax	(723)	(924)	(1,168)

Pro forma	$153,675	$152,491	$153,448

Earnings per share
As reported:
Basic	$1.56	$1.55	$1.51
Diluted	1.56	1.55	1.50
Pro forma:
Basic	$1.56	$1.54	$1.50
Diluted	1.55	1.53	1.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of qualified and non-qualified stock options as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,540,296	$21	2,490,714	$19	2,627,338	$16
Granted	388,494	28	442,882	28	410,514	24
Exercised	(180,261)	14	(287,509)	15	(470,415)	10
Forfeited or expired	(43,450)	22	(105,791)	21	(76,723)	20

Outstanding at end of year	2,705,079	22	2,540,296	21	2,490,714	19

Options exercisable at year-end	1,562,647	19	1,296,166	17	1,252,942	16

Weighted-average fair value of options granted during the year	$5.97		$5.34		$4.63

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3-17	305,884	2.9 years	$14	298,445	$14
17-20	553,616	4.4	18	540,282	18
20-25	1,099,954	7.0	22	649,443	22
25-28	745,625	9.4	28	74,477	28

3-29	2,705,079	6.7	22	1,562,647	19

As of December 31, 2004, 2003 and 2002, stock appreciation rights equivalent to 16,551 shares were outstanding.

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2004, 2003 and 2002.

Restricted Stock Awards	2004	2003	2002
Outstanding at beginning of year	342,832	348,543	378,252
Granted	135,821	110,784	102,044
Vested	(145,251)	(88,600)	(110,110)
Forfeited or expired	(7,865)	(27,895)	(21,643)

Outstanding at end of year	325,537	342,832	348,543

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $2.2 million in 2004, $2.0 million in 2003 and $2.2 million in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Owned Life Insurance

Valley originally invested a total of $150.0 million in BOLI to help offset the rising cost of employee benefits. Income of $6.2 million was recorded from the BOLI for the years ended December 31, 2004 and 2003. BOLI income is exempt from federal and state income taxes. The BOLI is invested in investment securities including mortgage-backed, treasuries or high grade corporate securities and is managed by two independent investment firms.

INCOME TAXES (Note 14)

Income tax expense (benefit) included in the consolidated financial statements consisted of the following:

	2004	2003	2002
	(in thousands)
Income tax from operations:
Current:
Federal	$83,308	$81,512	$84,868
State, net of federal tax benefit	5,456	6,210	9,194

	88,764	87,722	94,062
Deferred:
Federal and State	(14,567)	(7,987)	(29,382)

Total income tax expense	$74,197	$79,735	$64,680

Included in other comprehensive income is income tax expense of $1.9 million, $11.8 million and $24.0 million attributable to net unrealized gains on securities available for sale for the years ended December 31, 2004, 2003 and 2002, respectively.

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$26,486	$26,072
Depreciation	19,095	20,716
Employee benefits	2,139	5,249
Intangibles	2,279	2,090
Other	5,519	7,998

Total deferred tax assets	55,518	62,125

Deferred tax liabilities:
Unrealized gain on securities available for sale	1,821	11,542
Unearned discount on investments	171	150
Other	2,994	3,633

Total deferred tax liabilities	4,986	15,325

Net deferred tax asset	$50,532	$46,800

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate follows:

	2004	2003	2002
	(in thousands)
Tax at statutory federal income tax rate	$80,008	$81,603	$76,754
Increases (decreases) resulted from:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(4,055)	(3,885)	(3,692)
BOLI	(2,170)	(2,166)	(2,349)
State income tax, net of federal tax benefit	3,546	4,037	2,721
Corporate restructuring	—	—	(8,750)
Other, net	(3,132)	146	(4)

Income tax expense	$74,197	$79,735	$64,680

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $328 thousand, $344 thousand and $1.1 million for the year ended December 31, 2004, 2003 and 2002, respectively.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

(in thousands)
2005	$9,001
2006	8,437
2007	7,943
2008	6,352
2009	5,637
Thereafter	21,720

Total lease commitments	$59,090

Net occupancy expense for 2004, 2003 and 2002 included approximately $6.4 million, $6.5 million and $5.3 million, respectively, of rental expenses, net of rental income of $3.2 million, $2.9 million and $3.0 million, respectively, for leased bank facilities.

Financial Instruments With Off-balance Sheet Risk

In the ordinary course of business of meeting the financial needs of its customers, Valley, through its subsidiary VNB, is a party to various financial instruments which are not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of VNB’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. VNB seeks to limit any exposure of credit loss by applying the same credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Commitments under commercial loans and lines of credit	$1,291,921	$1,062,855
Home equity and other revolving lines of credit	572,341	519,980
Outstanding commercial mortgage loan commitments	391,537	338,185
Standby letters of credit	184,148	159,620
Outstanding residential mortgage loan commitments	118,235	113,638
Commitments under unused lines of credit-credit card	40,479	108,521
Commercial letters of credit	20,431	29,036
Commitments to sell loans	2,157	4,505

Total	$2,621,249	$2,336,340

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

Derivative Instruments and Hedging Activities

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. This interest rate swap involves the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. Since inception $1.6 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require Valley to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2004, Valley exceeded all capital adequacy requirements to which it was subject.

Valley’s ratios at December 31, 2004 were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Valley’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)

As of December 31, 2004
Total Risk-based Capital	$945,235	12.0%	$632,917	8.0%	$791,147	10.0%
Tier I Risk-based Capital	879,536	11.1	316,459	4.0	474,688	6.0
Tier I Leverage Capital	879,536	8.3	424,749	4.0	530,937	5.0
As of December 31, 2003
Total Risk-based Capital	$871,514	12.2%	$573,670	8.0%	$717,087	10.0%
Tier I Risk-based Capital	806,865	11.3	286,835	4.0	430,252	6.0
Tier I Leverage Capital	806,865	8.4	386,359	4.0	482,948	5.0

VNB’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2004
Total Risk-based Capital	$853,054	10.8%	$630,461	8.0%	$788,076	10.0%
Tier I Risk-based Capital	787,355	10.0	315,230	4.0	472,846	6.0
Tier I Leverage Capital	787,355	7.4	423,311	4.0	529,138	5.0
As of December 31, 2003
Total Risk-based Capital	$736,114	10.3%	$571,792	8.0%	$714,740	10.0%
Tier I Risk-based Capital	671,464	9.4	285,896	4.0	428,844	6.0
Tier I Leverage Capital	671,464	7.0	385,110	4.0	481,388	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend Restrictions

VNB, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, VNB’s only shareholder. Prior approval by the office of the Comptroller of the Currency (“OCC”) is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2005 without prior approval from the OCC of up to $128.4 million plus an amount equal to VNB’s net profits for 2005 to the date of such dividend declaration. In addition to dividends received from its subsidiary bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2004:

	Shares Issued	Shares in Treasury
Balance, December 31, 2001	107,773,451	(2,391,456)
Effect of stock incentive plan, net	53,435	514,671
Purchase of treasury stock	—	(6,148,090)
Retirement of treasury stock	(3,869,502)	3,869,502

Balance, December 31, 2002	103,957,384	(4,155,373)
Effect of stock incentive plan, net	(95,743)	414,437
Purchase of treasury stock	—	(1,514,714)
Retirement of treasury stock	(4,949,160)	4,949,160

Balance, December 31, 2003	98,912,481	(306,490)
Effect of stock incentive plan, net	(20,836)	311,981
Purchase of treasury stock	—	(41,600)
Retirement of treasury stock	(8,613)	8,613

Balance, December 31, 2004	98,883,032	(27,496)

Treasury Stock

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to 2.6 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. No purchases were made in 2004 under this repurchase plan.

On August 21, 2001 Valley’s Board of Directors authorized the repurchase of up to 11.0 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and were used for general corporate purposes. Valley had repurchased 42 thousand shares during 2004 for a total of 10.8 million shares of its common stock since the inception of this program. Valley expects to continue its existing repurchase program until all 11.0 million shares are purchased before the newly authorized program becomes effective. However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2004
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$123,515	$125,676	$132,431	$137,304
Interest expense	33,298	34,290	37,660	41,359
Net interest income	90,217	91,386	94,771	95,945
Provision for loan losses	1,848	1,476	1,475	3,204
Non-interest income	22,999	20,730	19,411	21,188
Non-interest expense	53,081	54,797	54,877	57,294
Income before income taxes	58,287	55,843	57,830	56,635
Income tax expense	19,855	19,114	18,444	16,784
Net income	38,432	36,729	39,386	39,851
Earnings per share:
Basic	0.39	0.37	0.40	0.40
Diluted	0.39	0.37	0.40	0.40
Cash dividends declared per share	0.214	0.225	0.225	0.225
Average shares outstanding:
Basic	98,599,746	98,660,022	98,676,093	98,748,300
Diluted	99,146,875	99,116,527	99,116,193	99,297,513

	Quarters ended 2003
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$126,431	$126,040	$120,840	$124,187
Interest expense	37,207	37,217	39,141	35,357
Net interest income	89,224	88,823	81,699	88,830
Provision for loan losses	3,255	1,755	1,085	1,250
Non-interest income	25,642	26,222	33,325	23,008
Non-interest expense	54,139	55,943	54,128	52,068
Income before income taxes	57,472	57,347	59,811	58,520
Income tax expense	19,490	19,618	20,475	20,152
Net income	37,982	37,729	39,336	38,368
Earnings per share:
Basic	0.38	0.38	0.40	0.39
Diluted	0.38	0.38	0.40	0.39
Cash dividends declared per share	0.204	0.214	0.214	0.214
Average shares outstanding:
Basic	99,391,525	98,488,665	98,400,484	98,512,548
Diluted	99,853,936	99,029,249	99,015,258	99,160,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2004	2003
	(in thousands)
Assets
Cash	$6,492	$4,919
Interest-bearing deposits with banks	84,129	—
Investment securities available for sale	19,167	152,032
Investment securities held to maturity	444	450
Investment in subsidiaries	813,785	714,996
Loan to subsidiary bank employee benefit plan	179	357
Other assets	14,534	10,207

Total assets	$938,730	$882,961

Liabilities
Dividends payable to shareholders	$22,243	$21,120
Long-term debt	206,186	206,186
Other liabilities	2,703	2,866

Total liabilities	231,132	230,172

Shareholders’ Equity
Preferred stock	—	—
Common stock	34,930	33,304
Surplus	437,659	318,599
Retained earnings	232,431	288,313
Unallocated common stock held by employee benefit plan	(88)	(259)
Accumulated other comprehensive income	3,355	20,531

	708,287	660,488
Treasury stock, at cost	(689)	(7,699)

Total shareholders’ equity	707,598	652,789

Total liabilities and shareholders’ equity	$938,730	$882,961

Condensed Statements of Income

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Income
Dividends from subsidiary	$50,000	$145,000	$144,000
Income from subsidiary	572	328	1,253
Gains on securities transactions, net	725	7,633	5,106
Other interest and dividends	1,833	802	1,154

	53,130	153,763	151,513
Expenses	18,306	18,107	17,867

Income before income tax benefit and equity in undistributed earnings of subsidiary	34,824	135,656	133,646
Income tax benefit	(5,462)	(3,479)	(3,880)

Income before equity in undistributed earnings of subsidiary	40,286	139,135	137,526
Equity in undistributed earnings of subsidiary	114,112	14,280	17,090

Net Income	$154,398	$153,415	$154,616

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$154,398	$153,415	$154,616
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(114,112)	(14,280)	(17,090)
Depreciation and amortization	294	301	310
Amortization of compensation costs pursuant to long-term stock incentive plan	3,203	3,046	2,316
Net amortization of premiums and accretion of discounts	(25)	(48)	(91)
Net gains on securities transactions	(725)	(7,633)	(5,106)
Net (increase) decrease in other assets	(658)	164	(226)
Net decrease in other liabilities	(127)	(174)	(1,114)

Net cash provided by operating activities	42,248	134,791	133,615

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	132,685	429,906	435,418
Proceeds from maturing investment securities available for sale	272,000	1,075	135,000
Purchases of investment securities available for sale	(276,118)	(449,396)	(472,814)
Purchases of investment securities held to maturity	—	—	(459)
Payment of employee benefit plan loan	178	179	178

Net cash provided (used in) investing activities	128,745	(18,236)	97,323

Cash flows from financing activities:
Net decrease in other borrowings	—	—	(4,000)
Addition of common shares to treasury	(1,030)	(35,362)	(149,628)
Dividends paid to common shareholders	(86,676)	(82,931)	(82,409)
Common stock issued, net of cancellations	2,415	3,466	6,091

Net cash used in financing activities	(85,291)	(114,827)	(229,946)

Net increase in cash and cash equivalents	85,702	1,728	992
Cash and cash equivalents at beginning of year	4,919	3,191	2,199

Cash and cash equivalents at end of year	$90,621	$4,919	$3,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

Limitations: The fair value estimates made at December 31, 2004 and 2003 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term borrowings and Long-term debt: The fair value is estimated by obtaining quoted market prices of financial instruments when available. The fair value of other long-term debt is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$163,371	$163,371	$218,166	$218,166
Investment securities held to maturity	1,292,338	1,306,074	1,232,239	1,252,765
Investment securities available for sale	1,883,729	1,883,729	1,805,680	1,805,680
Trading securities	2,514	2,514	4,252	4,252
Net loans	6,934,315	6,960,430	6,107,759	6,308,081
Financial liabilities:
Deposits with no stated maturity	5,360,338	5,360,338	4,960,480	4,960,480
Deposits with stated maturities	2,158,401	2,168,962	2,202,488	2,227,720
Short-term borrowings	510,291	503,706	377,306	373,795
Long-term debt	1,890,170	1,915,926	1,547,221	1,561,605

The estimated fair value of financial instruments with off-balance sheet risk, consisting of unamortized fee income at December 31, 2004 and 2003 is not material.

BUSINESS SEGMENTS (Note 20)

VNB has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. During 2003, the allocation of income and expense generated from the wealth management and insurance services and mortgage services portfolios were directly assigned to the respective non-interest income and non-interest expense lines in the consumer lending segment. The year ended December 31, 2002 has been adjusted to reflect the new allocation policy adopted in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as income from derivative financial instruments and service charges on deposit accounts and expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

The following tables represent the financial data for the four business segments for the years ended 2004, 2003 and 2002.

	Year ended December 31, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$3,293,822	$3,248,587	$3,073,761	$—	$9,616,170

Interest income	$176,950	$188,094	$158,713	$(4,831)	$518,926
Interest expense	44,829	44,214	41,834	15,730	146,607

Net interest income (loss)	132,121	143,880	116,879	(20,561)	372,319
Provision for loan losses	4,526	3,477	—	—	8,003

Net interest income (loss) after provision for loan losses	127,595	140,403	116,879	(20,561)	364,316
Non-interest income	42,900	10,785	14,025	16,618	84,328
Non-interest expense	51,978	22,766	632	144,673	220,049
Internal expense transfer	42,425	41,895	38,611	(122,931)	—

Income (loss) before income taxes	$76,092	$86,527	$91,661	$(25,685)	$228,595

Return on average interest-bearing assets (pre-tax)	2.31%	2.66%	2.98%	—	2.38%

	Year ended December 31, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$3,092,919	$2,986,456	$2,692,385	$—	$8,771,760

Interest income	$180,092	$179,542	$143,987	$(6,123)	$497,498
Interest expense	46,964	45,347	40,882	15,729	148,922

Net interest income (loss)	133,128	134,195	103,105	(21,852)	348,576
Provision for loan losses	3,460	3,885	—	—	7,345

Net interest income (loss) after provision for loan losses	129,668	130,310	103,105	(21,852)	341,231
Non-interest income	59,870	11,445	14,137	22,745	108,197
Non-interest expense	59,074	22,355	626	134,223	216,278
Internal expense transfer	38,205	36,890	32,003	(107,098)	—

Income (loss) before income taxes	$92,259	$82,510	$84,613	$(26,232)	$233,150

Return on average interest-bearing assets (pre-tax)	2.98%	2.76%	3.14%	—	2.66%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2002
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest-earning assets	$2,754,744	$2,766,755	$2,588,766	$—	$8,110,265

Interest income	$185,767	$183,682	$153,686	$(5,716)	$517,419
Interest expense	53,572	53,806	50,346	15,729	173,453

Net interest income (loss)	132,195	129,876	103,340	(21,445)	343,966
Provision for loan losses	6,671	6,973	—	—	13,644

Net interest income (loss) after provision for loan losses	125,524	122,903	103,340	(21,445)	330,322
Non-interest income	35,762	10,537	4,175	30,764	81,238
Non-interest expense	38,926	21,142	147	132,049	192,264
Internal expense transfer	35,764	35,919	31,607	(103,290)	—

Income (loss) before income taxes	$86,596	$76,379	$75,761	$(19,440)	$219,296

Return on average interest-bearing assets (pre-tax)	3.14%	2.76%	2.93%	—	2.70%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Valley National Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

March 4, 2005

New York, New York

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control Over Financial Reporting

Valley’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited Valley’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Valley’s internal control over financial reporting as of December 31, 2004. The report, which expresses opinions on management’s assessment and on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2004, is included in this item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Valley National Bancorp (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Valley National Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Valley National Bank’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Valley National Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Valley National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Valley National Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Valley National Bancorp and our report dated March 4, 2005, expressed an unqualified opinion thereon.

March 4, 2005

New York, New York

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules

(a)	Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor’s Reports

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

A.	Agreement and Plan of Merger dated December 4, 2004 among Valley, VNB, Shrewsbury Bancorp and Shrewsbury State Bank is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

B.	Agreement and Plan of Merger dated November 9, 2004 among Valley, VNB and NorCrown Bank is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 11, 2004.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant as amended on May 3, 2004 incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

B.	By-laws of the Registrant is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts:

A.	Amended and Restated “Change in Control Agreements” among Valley National Bank, Valley National Bancorp and Peter Crocitto, Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Albert L. Engel, Alan D. Eskow, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Walter M. Horsting, James G. Lawrence, Gerald H. Lipkin, Robert M. Meyer, Robert J. Mulligan and Garret G. Nieuwenhuis, dated November 30, 2004, incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

B.	“The Valley National Bancorp Long-term Stock Incentive Plan” dated January 19, 1999 and as amended is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

C.	“Severance Agreement” dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin is filed herewith.

D.	“Split-Dollar Agreement Revocation” dated April 22, 2004, between Valley, VNB, and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

E.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto and Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

F.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

G.	Amendment to the “Severance Agreement” dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin is filed herewith.

H.	“Employment Continuation and Non-Competition Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

I.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 is incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

J.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

K.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

L.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

M.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

N.	Awards to executive officers under Registrant’s incentive compensation plan, incorporated herein by reference to the Registrant’s Report on Form 8-K filed on February 11, 2005.

O.	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(21)	List of Subsidiaries:

(a)	Subsidiaries of Valley:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.	New Jersey	100%
BNV Realty Incorporated (BNV)	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB RSI, Inc.	New Jersey	100%
VNB International Services, Inc.	New Jersey	100%
New Century Asset Management, Inc.	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Merchants New York Commercial Corp.	Delaware	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Glen Rauch Securities, Inc.	New York	100%
Valley 747 Acquisition, LLC	New York	100%
VNB Route 23 Realty, LLC	New Jersey	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(23)	Consents of Experts and Counsel

(24)	Power of Attorney of Certain Directors and Officers of Valley

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

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

Dated: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	March 7, 2005

/s/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2005

/s/ EDWARD J. LIPKUS Edward J. Lipkus	First Vice President and Controller (Principal Accounting Officer)	March 7, 2005

/s/ ANDREW B. ABRAMSON* Andrew B. Abramson	Director	March 7, 2005

/s/ PAMELA BRONANDER* Pamela Bronander	Director	March 7, 2005

/s/ JOSEPH COCCIA, JR.* Joseph Coccia, Jr.	Director	March 7, 2005

/s/ ERIC P. EDELSTEIN* Eric P. Edelstein	Director	March 7, 2005

/s/ MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	March 7, 2005

/s/ H. DALE HEMMERDINGER* H. Dale Hemmerdinger	Director	March 7, 2005

/s/ GRAHAM O. JONES* Graham O. Jones	Director	March 7, 2005

Signature	Title	Date

/s/ WALTER H. JONES, III* Walter H. Jones, III	Director	March 7, 2005

/s/ GERALD KORDE* Gerald Korde	Director	March 7, 2005

/s/ MICHAEL LARUSSO* Michael LaRusso	Director	March 7, 2005

/s/ ROBINSON MARKEL* Robinson Markel	Director	March 7, 2005

/s/ ROBERT E. MCENTEE* Robert E. McEntee	Director	March 7, 2005

/s/ RICHARD S. MILLER* Richard S. Miller	Director	March 7, 2005

/s/ BARNETT RUKIN* Barnett Rukin	Director	March 7, 2005

/s/ PETER SOUTHWAY* Peter Southway	Director	March 7, 2005

/s/ LEONARD J. VORCHEIMER* Leonard J. Vorcheimer	Director	March 7, 2005

*By Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(10) (C)	Severance Agreement—Gerald H. Lipkin

(10) (G)	Amendment to the Severance Agreement—Gerald H. Lipkin

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges

(23)	Consents of Experts—Ernst & Young LLP

(24)	Power of Attorney

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.