Form 10-K/A
period 2004-12-31
VALLEY NATIONAL BANCORP
filed 2005-03-17
CIK 714310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory note:

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to amend Item 9B (Other Information) and Item 15 (Exhibits, Financial Statement Schedules.) Unaffected items have not been repeated in this Amendment No. 1.

Please note that the information contained in this Amendment No. 1 does not reflect events occurring after the original filing date.

Item 9B.    Other Information

Valley National Bancorp’s 1999 Long-Term Stock Incentive Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors on January 19, 1999 and approved by its shareholders at their annual meeting on April 7, 1999.

Valley National Bancorp’s 1989 Long-Term Stock Incentive Plan (the “1989 Plan”) was adopted by the Company’s Board of Directors on January 10, 1989 and approved by its shareholders at their annual meeting on March 28, 1989.

The 1989 Plan and the 1999 Plan (the “Plans”) have been subsequently amended by Valley’s Board of Directors, most recently on December 14, 2004.

The December 14, 2004 amendments changed the definition of “Change in Control” to clarify the definition. A Change in Control means the completion of (i) a merger of the Company with another company, unless the Company’s directors constitute 60% of the directors on the surviving company’s board following the merger, (ii) a sale or disposition of all or substantially all the Company’s assets, (iii) a plan of liquidation or dissolution of the Company, (iv) a person unaffiliated with the Company becomes the beneficial owner of more than 25% of the Company’s outstanding voting stock, (v) the Company’s securities are purchased under a tender offer or an exchange offer (other than by the Company or an affiliate of the Company), (vi) during any two-year period, the directors serving at the beginning of the period no longer constitute 60% of the directors of the Company unless the election of the new directors was approved by two-thirds of the directors serving at the beginning of the period (or certain successors to these directors), or (vii) upon a sale of (A) common stock of the Bank if after such sale any person other than the Company, an employee benefit plan established or maintained by the Company or a subsidiary, or an affiliate of the Company or a subsidiary, owns a majority of the Bank’s common stock or (B) all or substantially all of the Bank’s assets (other than in the ordinary course of business.)

The text of the Plans are attached to this Annual Report on Form 10-K as Exhibit (10)(B) and (10)(F).

PART IV

Item 15.    Exhibits, Financial Statements and Schedules

(a)	Financial Statements and Schedules:*

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:

A.	Agreement and Plan of Merger dated December 4, 2004 among Valley, VNB, Shrewsbury Bancorp and Shrewsbury State Bank is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

B.	Agreement and Plan of Merger dated November 9, 2004 among Valley, VNB and NorCrown Bank is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 11, 2004.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant as amended on May 3, 2004 incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

B.	By-laws of the Registrant is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts:

A.	Amended and Restated “Change in Control Agreements” among Valley National Bank, Valley National Bancorp and Peter Crocitto, Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Albert L. Engel, Alan D. Eskow, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Walter M. Horsting, James G. Lawrence, Gerald H. Lipkin, Robert M. Meyer, Robert J. Mulligan and Garret G. Nieuwenhuis, dated November 30, 2004, incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

B.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 19, 1999 and as amended is filed herewith.

C.	“Severance Agreement” dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin.*

D.	“Split-Dollar Agreement Revocation” dated April 22, 2004, between Valley, VNB, and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

E.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto and Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

F.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989 and as amended is filed herewith.

G.	Amendment to the “Severance Agreement” dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin.*

H.	“Employment Continuation and Non-Competition Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

I.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 is incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

J.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

K.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Report on Form 8-K filed on November 16, 2001.

L.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

M.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

N.	Awards to executive officers under Registrant’s incentive compensation plan, incorporated herein by reference to the Registrant’s Report on Form 8-K filed on February 11, 2005.

O.	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges*

(21)	List of Subsidiaries:

(a)	Subsidiaries of Valley:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
VNB Mortgage Services, Inc.	New Jersey	100%
BNV Realty Incorporated (BNV)	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB RSI, Inc.	New Jersey	100%
VNB International Services, Inc.	New Jersey	100%
New Century Asset Management, Inc.	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Merchants New York Commercial Corp.	Delaware	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Glen Rauch Securities, Inc.	New York	100%
Valley 747 Acquisition, LLC	New York	100%
VNB Route 23 Realty, LLC	New Jersey	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(23)	Consents of Experts and Counsel*

(24)	Power of Attorney of Certain Directors and Officers of Valley*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

* Filed previously on Company’s Annual Report on Form 10-K, filed on March 7, 2005.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ GERALD H. LIPKIN
Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer

By:	/s/ ALAN D. ESKOW
Alan D. Eskow, Executive Vice President and Chief Financial Officer

Dated: March 17, 2005

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(10) (B)	1999 Valley National Bancorp Long-Term Stock Incentive Plan

(10) (F)	1989 Valley National Bancorp Long-Term Stock Incentive Plan

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.