Form 10-Q
period 2005-03-31
VALLEY NATIONAL BANCORP
filed 2005-05-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 108,489,183 shares were outstanding as of May 9, 2005.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$208,710	$163,371
Federal funds sold	12,600	0
Investment securities held to maturity, fair value of $1,258,568 and $1,306,074 in 2005 and 2004, respectively	1,261,202	1,292,338
Investment securities available for sale	1,998,298	1,883,729
Trading securities	2,435	2,514
Loans held for sale	490	2,157
Loans	7,320,535	6,932,158
Less: Allowance for loan losses	(69,029)	(65,699)

Net loans	7,251,506	6,866,459

Premises and equipment, net	166,306	161,473
Intangibles	126,217	45,888
Due from customers on acceptances outstanding	10,977	11,294
Accrued interest receivable	52,590	46,737
Bank owned life insurance	177,296	170,602
Other assets	139,319	116,829

Total Assets	$11,407,946	$10,763,391

Liabilities
Deposits:
Non-interest bearing	$1,882,101	$1,768,352
Interest bearing:
Savings	3,842,754	3,591,986
Time	2,167,868	2,158,401

Total deposits	7,892,723	7,518,739

Short-term borrowings	591,944	510,291
Long-term debt	1,928,788	1,890,170
Bank acceptances outstanding	10,977	11,294
Accrued expenses and other liabilities	162,645	125,299

Total Liabilities	10,587,077	10,055,793

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0
Common stock, no par value, authorized 164,894,580 shares; issued 108,469,434 shares in 2005 and 103,827,184 shares in 2004	36,482	34,930
Surplus	550,617	437,659
Retained earnings	248,361	232,431
Unallocated common stock held by employee benefit plan	(48)	(88)
Accumulated other comprehensive (loss) income	(14,543)	3,355

	820,869	708,287
Treasury stock, at cost ( -0- shares in 2005 and 28,871 shares in 2004)	0	(689)

Total Shareholders’ Equity	820,869	707,598

Total Liabilities and Shareholders’ Equity	$11,407,946	$10,763,391

See accompanying notes to consolidated financial statements.

*	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)	Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$101,194	$87,832
Interest and dividends on investment securities:
Taxable	34,193	32,281
Tax-exempt	2,981	2,819
Dividends	689	493
Interest on federal funds sold and other short-term investments	106	90

Total interest income	139,163	123,515

Interest Expense
Interest on deposits:
Savings deposits	8,634	4,713
Time deposits	12,919	11,403
Interest on short-term borrowings	3,350	499
Interest on long-term debt	19,667	16,683

Total interest expense	44,570	33,298

Net Interest Income	94,593	90,217
Provision for loan losses	752	1,848

Net Interest Income after Provision for Loan Losses	93,841	88,369

Non-Interest Income
Trust and investment services	1,577	1,515
Insurance premiums	3,290	3,672
Service charges on deposit accounts	4,943	4,827
Gains on securities transactions, net	1,733	3,566
Gains on trading securities, net	436	717
Fees from loan servicing	1,774	2,177
Gains on sales of loans, net	508	817
Bank owned life insurance	1,559	1,578
Other	3,538	4,130

Total non-interest income	19,358	22,999

Non-Interest Expense
Salary expense	24,442	24,106
Employee benefit expense	6,657	5,416
Net occupancy expense	9,835	9,270
Amortization of intangible assets	1,736	2,199
Advertising	1,974	1,955
Other	11,002	10,135

Total non-interest expense	55,646	53,081

Income Before Income Taxes	57,553	58,287
Income tax expense	19,285	19,855

Net Income	$38,268	$38,432

Weighted Average Number of Shares Outstanding:*
Basic	103,844,428	103,529,733
Diluted	104,338,065	104,104,219
Earnings Per Share: *
Basic	$0.37	$0.37
Diluted	0.37	0.37
Cash dividends declared per common share*	0.21	0.20

*	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$38,268	$38,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,235	5,391
Amortization of compensation costs pursuant to long-term stock incentive plans	965	736
Provision for loan losses	752	1,848
Net amortization of premiums and accretion of discounts	1,036	1,352
Net gains on securities transactions	(1,733)	(3,566)
Proceeds from sales of loans	4,014	13,976
Gains on sales of loans	(508)	(817)
Origination of loans held for sale	(1,982)	(13,896)
Purchases of trading securities	(62,911)	(78,705)
Proceeds from sales of trading securities	62,989	80,511
Net increase in cash surrender value of bank owned life insurance	(1,559)	(1,578)
Net increase in accrued interest receivable and other assets	(20,158)	(25,914)
Net (decrease) increase in accrued expenses and other liabilities	(7,789)	94,069

Net cash provided by operating activities	16,619	111,839

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	47,327	205,155
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	105,740	274,780
Purchases of investment securities available for sale	(160,016)	(555,482)
Purchases of investment securities held to maturity	(25,446)	(84,049)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	61,182	28,764
Net increase in loans	(113,202)	(107,816)
Acquisition, net of cash and cash equivalents acquired	7,511	0
Purchases of premises and equipment	(4,923)	(5,536)

Net cash used in investing activities	(81,827)	(244,184)

Cash flows from financing activities
Net increase in deposits	34,163	92,431
Net increase (decrease) in short-term borrowings	80,951	(28,524)
Advances of long-term debt	175,127	125,103
Repayment of long-term debt	(158,015)	(52,004)
Dividends paid to common shareholders	(22,243)	(21,112)
Common stock issued, net of cancellations	564	1,223

Net cash provided by financing activities	110,547	117,117

Net increase (decrease) in cash and cash equivalents	45,339	(15,228)
Cash and cash equivalents at January 1	163,371	218,166

Cash and cash equivalents at March 31	$208,710	$202,938

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$43,294	$29,772
Cash paid during the period for federal and state income taxes	$5	$70

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004, the Consolidated Statements of Income for the three month periods ended March 31, 2005 and 2004 and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

On March 31, 2005, Valley completed the Shrewsbury Bancorp acquisition using the purchase method of accounting. Under the purchase method, assets and liabilities are recorded at their fair value and are included in Valley’s March 31, 2005 Statement of Financial Condition (see Footnote 11).

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

The following table shows the calculation of both Basic and Diluted EPS for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income (in thousands)	$38,268	$38,432

Basic weighted-average number of shares outstanding	103,844,428	103,529,733
Plus: Common stock equivalents	493,637	574,486

Diluted weighted-average number of shares outstanding	104,338,065	104,104,219

Earnings per share:
Basic	$0.37	$0.37
Diluted	0.37	0.37

[1]	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

Common stock equivalents for the three months ended March 31, 2005 and 2004 exclude common stock options of approximately 755 thousand and 389 thousand, respectively, because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

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

For the three months ended March 31, 2005 and 2004, Valley recorded stock-based employee compensation expense for incentive stock options of $214 thousand and $151 thousand, net of tax, respectively, and will continue to amortize the remaining cost of these grants of approximately $3.1 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted:

	2005	2004
Risk-free interest rate	4.4%	4.3%
Dividend yield	3.5	3.3
Volatility	22.7	22.8
Expected term	7.6 years	7.8 years

Prior to January 1, 2002, Valley applied APB Opinion No. 25 (“Opinion”) and related Interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002, been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except for share data)
Net income
As reported	$38,268	$38,432
Stock-based compensation cost, net of tax	(120)	(181)

Pro forma net income	$38,148	$38,251

Earnings per share[2]
As reported:
Basic	$0.37	$0.37
Diluted	0.37	0.37
Pro forma:
Basic	$0.37	$0.37
Diluted	0.37	0.37

The Financial Accounting Standards Board (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004. SFAS 123R is a revision of SFAS No. 123. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No.

[2]	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

123 as originally issued. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Valley does not expect the requirements of SFAS No. 123R to have a material impact on its consolidated financial statements.

4.	Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$38,268	$38,432

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	(15,359)	6,688
Less reclassification adjustment for gains included in net income on AFS	(1,085)	(2,225)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(1,222)	0
Less reclassification adjustment for gains on derivatives included in net income	(232)	0

Other comprehensive (losses) income	(17,898)	4,463

Total comprehensive income	$20,370	$42,895

5.	Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

6.	Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $187.9 million as of March 31, 2005. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total Standbys, 65 percent are secured and in the event of non performance by the customer, Valley has rights to the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

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

The following table sets forth the components of net periodic pension expense for each of the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service cost	$986	$674
Interest cost	866	786
Expected return on plan assets	(1,062)	(942)
Net amortization of transition asset	0	(4)
Amortization of prior service cost	38	37
Amortization of net loss (gains)	62	0

Net periodic pension expense	$890	$551

8.	Derivative Instruments and Hedging Activities

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. This interest rate swap involves the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, Valley records all derivatives on the balance sheet at fair value.

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

At March 31, 2005, derivatives designated as cash flow hedges with a fair value of $3.0 million were included in other liabilities. Valley had no derivatives designated as cash flow hedges outstanding at March 31, 2004. The unrealized loss of $1.8 million as of March 31, 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income, net of related income taxes of $1.2 million. No hedge ineffectiveness existed on cash flow hedges during the three months ended March 31, 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. During the three months ended March 31, 2005, $0.4 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred. During the next twelve months, Valley estimates the unrealized loss of $1.2 million, net of tax, will be reclassified out of other comprehensive income as a reduction to interest income.

9.	Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment”

The FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”) in December 2004. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair value. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Valley is required to adopt SFAS 123R by March 31, 2006. This method requires Valley to recognize a fair value expense for all grants made in or after the year in which the new standard is adopted and any unvested portions of grants made in prior years. As Valley previously adopted the fair value recognition of SFAS 123 on January 1, 2002, Valley does not expect the requirements of SFAS 123R to have a material impact on the consolidated financial statements.

The Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Valley began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance.

10.	Recent Developments

On April 6, 2005, the Board of Directors declared a 5 percent stock dividend to be issued May 20, 2005 to shareholders of record on May 6, 2005 and also agreed to increase the annual cash dividend rate to $0.88 per share, on an after-stock-dividend basis, representing an increase of 3 percent in the cash payout.

11.	Acquisitions

On March 31, 2005, Valley completed its merger with Shrewsbury Bancorp (“Shrewsbury”), the holding company for Shrewsbury State Bank, a commercial bank with approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County. The acquisition was accounted for as purchase transaction. Pursuant to the merger agreement, Shrewsbury State Bank merged into Valley National Bank. Valley paid approximately $136 million for Shrewsbury of which approximately 87 percent was paid in Valley common stock. Valley recorded approximately $81 million in goodwill and intangibles.

On November 9, 2004, Valley announced that it had entered into a merger agreement to acquire NorCrown Bank. NorCrown is a commercial bank with approximately $600 million in assets and 15 branch offices located in 12 communities in Essex, Hudson and Morris Counties. Pursuant to the agreement, NorCrown will be merged into Valley National Bank. Valley will pay approximately $141 million for NorCrown of which 50 percent will be cash and 50 percent will be Valley common stock. Closing of the acquisition, which Valley anticipates will occur in the second quarter of 2005, is contingent on regulatory approvals and the satisfaction of certain closing conditions by NorCrown. The purchase price of $141 million may be reduced based on NorCrown’s shareholders’ equity at closing.

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, unanticipated changes in the direction of interest rates, changes in loan, investment and mortgage prepayment assumptions, relationships with major customers, changes in effective income tax rates, higher or lower cash flow levels than anticipated, slowdown in levels of deposit growth, a decline in the economy in New Jersey and New York, a decrease in loan origination volume, as well as a change in legal and regulatory barriers including compliance issues related to AML/BSA compliance, the development of new tax strategies or the disallowance of prior tax strategies, consummation of the acquisition of NorCrown including the receipt of regulatory approval for NorCrown and the ability of Valley to successfully integrate NorCrown without the loss of significant loan and deposit business.

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

Valley’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by Valley are presented in Note 1 of the Notes to Consolidated Financial Statements included in Valley’s Annual Report on Form 10-K, for the year ended December 31, 2004. Valley has identified its policies on the allowance for loan losses and income tax liabilities to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Statements of Financial Condition. Note 1 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations.* Notes 1 and 14 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, include additional discussion on the accounting for income taxes.

Executive Summary3

For the quarter ended March 31, 2005 and 2004, net income per diluted share was $0.37 or $38.3 million compared with $38.4 million for the first quarter of 2004. Net interest income for the current quarter grew $4.5 million on a tax equivalent basis to $96.2 million and the net interest margin decreased to 3.80 percent from 4.02 percent from the first quarter of 2004. The decline in the margin was mainly the result of the flattening of the yield curve and competitive loan and deposit pricing in Valley’s market causing a larger increase in deposit and borrowing costs than loan and investment yields.

Loans grew by $1.0 billion between March 31, 2004 and 2005 or 16.6 percent as a result of new business development, consolidation in the marketplace, expansion of existing customer borrowings and the merger of Shrewsbury State Bank on March 31, 2005 which added approximately $275 million of loans. The yield on loans increased to 5.80 percent representing only a one basis point increase from the prior quarter.

Deposits increased $637.3 million or 8.8 percent for the first quarter of 2005, compared with the same period in 2004, including approximately $340 million from the Shrewsbury merger. Borrowings increased by $551.6 million compared to the prior year in order to fund loan and investment growth. The cost of deposits and borrowings increased by 36 basis points over the prior year period. While deposits continue to increase, there was a decline in average demand deposits from the prior quarter as well as a small decline in time deposits. Exclusive of government deposits, savings deposits had a minimal increase. The small growth in deposits during the quarter necessitated the increase in borrowings which contributed to the decline in the margin. The annualized return on average shareholders’ equity was 21.39 percent for the three months ended March 31, 2005 compared with 23.22 percent for the same period in 2004 while the annualized return on average assets was 1.42 percent for the three months ended March 31, 2005 compared with 1.57 percent recorded in the first quarter of 2004.

Net Interest Income4

Net interest income represents the largest component of Valley’s operating income and as a result, is the area that management focuses most of its efforts. For the three months ended March 31, 2005, net interest income on a tax equivalent basis was $96.2 million compared with $91.8 million for the quarter ended March 31, 2004 and $97.6 million for the quarter ended December 31, 2004. The increase over the prior year was due to higher loan and investment volume and partially offset by higher deposit and borrowing costs. Compared to the fourth quarter of 2004, net interest income declined due to higher deposit and borrowing costs partially offset by higher loan and investment balances.

For the first quarter of 2005, average loans increased $756.5 million or 12.1 percent while average investments increased $250.3 million or 8.7 percent over the same period in 2004. Compared to the fourth quarter of 2004, average loans grew $73.4 million or 4.25 percent annualized, while the average balance on investments increased $62.0 million or 8.1 percent annualized. Average loans increased at a slower pace

[3]	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

[4]	Net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

during the first quarter compared to the fourth quarter of 2004 due to seasonality in commercial lines of credit in Manhattan and a lower level of automobile lending during the winter months. Both of these are expected to accelerate during the second quarter of 2005, as was the trend in prior years.*

Average interest bearing liabilities for the quarter ended March 31, 2005 increased $878.1 million or 11.9 percent compared with the quarter ended March 31, 2004 and increased $136.6 million or 1.7 percent or 6.8 percent annualized compared with the quarter ended December 31, 2004. Average total interest bearing deposits increased $210.3 million or 3.8 percent for the quarter ended March 31, 2005 compared with the same period in 2004 and increased $24.8 million or 1.7 percent annualized compared with the quarter ended December 31, 2004. Average short-term borrowings increased $354.1 million or 149.7 percent for the quarter ended March 31, 2005, compared with the same period last year, and increased $82.6 million or 16.3 percent or 65.2 percent annualized compared with the quarter ended December 31, 2004. Average long-term debt, which includes Federal Home Loan Bank (“FHLB”) advances, increased $313.7 million, or 19.9 percent for the quarter ended March 31, 2005 compared with the same quarter ended March 31, 2004 and increased $29.3 million or 6.3 percent annualized compared with the quarter ended December 31, 2004. The increase in borrowings is used as an alternative to deposits and is evaluated based upon need, cost and term.

Interest on loans increased $1.2 million for the first quarter of 2005 compared to the fourth quarter of 2004 due to increased volume of loans and higher short-term interest rates. Interest from investments increased $706 thousand for the three month period ended March 31, 2005 compared with the quarter ended December 31, 2004 mainly due to lower amortization expense and higher average balances. During the second half of 2004 and into the first quarter of 2005, the Federal Reserve (“Fed”) increased short-term interest rates seven times and subsequently moved for the eighth time. Valley’s prime rate moved in conjunction with each interest rate increase which resulted in higher interest income during the quarter. Anticipated additional increases in the prime rate could further increase interest income for the remainder of 2005, should the increases continue to occur.*

Interest expense for the three months ended March 31, 2005 increased $3.2 million compared with the quarter ended December 31, 2004 mainly due to higher rates paid on deposits and borrowings. This increase was mostly due to increased deposit rates due to pressures on deposit pricing from the market place and from other institutions and higher borrowings costs due to the rise in short-term rates. Part of the increase in interest expense is a result of higher amounts of short-term borrowings.

The following table reflects the components of net interest income for each of the three months ended March 31, 2005 and 2004.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1) (2)	$6,986,730	$101,235	5.80%	$6,230,219	$87,869	5.64%
Taxable investments	2,809,959	34,882	4.97	2,593,634	32,774	5.05
Tax-exempt investments (1)	323,590	4,587	5.67	289,643	4,337	5.99
Federal funds sold and other short- term investments	12,067	106	3.51	24,032	90	1.50

Total interest earning assets	10,132,346	140,810	5.56	9,137,528	125,070	5.48
Allowance for loan losses	(66,355)			(67,199)
Cash and due from banks	194,588			203,670
Other assets	506,685			460,774
Unrealized (loss) gain on securities available for sale	(8,852)			36,278

Total assets	$10,758,412			$9,771,051

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings deposits	$3,658,713	$8,634	0.94%	$3,299,834	$4,713	0.57%
Time deposits	2,093,702	12,919	2.47	2,242,311	11,403	2.03

Total interest bearing deposits	5,752,415	21,553	1.50	5,542,145	16,116	1.16
Short-term borrowings	590,699	3,350	2.27	236,586	499	0.84
Long-term debt	1,889,266	19,667	4.16	1,575,598	16,683	4.24

Total interest bearing liabilities	8,232,380	44,570	2.17	7,354,329	33,298	1.81
Demand deposits	1,757,545			1,677,087
Other liabilities	52,968			77,448
Shareholders’ equity	715,519			662,187

Total liabilities and shareholders’ equity	$10,758,412			$9,771,051

Net interest income
(tax equivalent basis)		96,240			91,772
Tax equivalent adjustment		(1,647)			(1,555)

Net interest income		$94,593			$90,217

Net interest rate differential			3.39%			3.67%

Net interest margin (3)			3.80%			4.02%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31, 2005 Compared with 2004 Increase (Decrease) (1)
	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$13,366	$10,908	$2,458
Taxable investments	2,108	2,693	(585)
Tax-exempt investments (2)	250	490	(240)
Federal funds sold and other short-term investments	16	(61)	77

	$15,740	$14,030	$1,710

Interest expense:
Savings deposits	$3,921	$560	$3,361
Time deposits	1,516	(794)	2,310
Short-term borrowings	2,851	1,340	1,511
Long-term debt	2,984	3,270	(286)

	11,272	4,376	6,896

Net interest income (tax equivalent basis)	$4,468	$9,654	$(5,186)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

For the three months ended March 31, 2005, non-interest income decreased $3.6 million or 15.8 percent, mainly due to lower security gains compared with the same period in 2004.

The following table presents the components of non-interest income for each of the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Trust and investment services	$1,577	$1,515
Insurance premiums	3,290	3,672
Service charges on deposit accounts	4,943	4,827
Gains on securities transactions, net	1,733	3,566
Gains on trading securities, net	436	717
Fees from loan servicing	1,774	2,177
Gains on sales of loans, net	508	817
Bank owned life insurance (“BOLI”)	1,559	1,578
Other	3,538	4,130

Total non-interest income	$19,358	$22,999

Insurance premiums decreased $382 thousand or 10.4 percent for the three months ended March 31, 2005, compared with the same period in 2004 due to a decline in title insurance revenues. This was mainly a result of an industry wide reduction in mortgage refinancing activity and corresponding lower title insurance premiums.

Gains on securities transactions, net, decreased $1.8 million or 51.4 percent for the three months ended March 31, 2005, compared with the same period in 2004. The majority of security gains during the current quarter were generated from mortgage-backed securities. The decline in securities gains is attributable to reduced sales activity in mortgage-backed securities during the first quarter of 2005 as compared to the same period in 2004.

Gains on trading securities, net, decreased $281 thousand for the first quarter of 2005 as compared with the same period in 2004, due to the decline in income from municipal and corporate bonds.

Fees from loan servicing decreased $403 thousand or 18.5 percent for the three months ended March 31, 2005, compared with the same period in 2004, mainly due to smaller balances of loans serviced resulting from refinance and payoff activity.

Gains on sales of loans, net, for the three months ended March 31, 2005 decreased $309 thousand or 37.8 percent compared with the same period in 2004. The decrease was primarily attributable to lower sales volume of residential mortgage loans for the three months ended March 31, 2005 of $1.2 million compared with $8.5 million for the same period in 2004. Based on the lower levels of refinancing by customers, Valley expects that the amount of residential loan activity and loan sale gains will continue to be lower for the remainder of 2005 as compared to 2004.* Valley may continue, even at these lower volumes, to sell some of its newly originated conforming residential mortgage loans with low long-term fixed rates into the secondary market to balance its overall asset mix, loan growth strategy and interest rate sensitivity.*

Other non-interest income decreased $592 thousand or 14.3 percent, primarily because no call options were written in the first quarter of 2005 compared with $554 thousand earned in call options during the same period in 2004. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Salary expense	$24,442	$24,106
Employee benefit expense	6,657	5,416
Net occupancy expense	9,835	9,270
Amortization of intangible assets	1,736	2,199
Advertising	1,974	1,955
Other	11,002	10,135

Total non-interest expense	$55,646	$53,081

Non-interest expense increased by $2.6 million or 4.8 percent for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, mainly due to increases in employee benefit expense and higher depreciation partly offset by lower amortization expenses.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 48.8 percent for the three month period ended March 31, 2005 compared with 46.9 percent for the same period in 2004. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* The efficiency ratio has increased in recent years as a result of interest expense from the issuance of trust preferred securities in November 2001, included in the calculation, and the higher efficiency ratios of Valley’s non-bank subsidiaries.

Salary expense increased $336 thousand or 1.4 percent for the three months ended March 31, 2005, compared with the same period in the prior year. At March 31, 2005, Valley’s full-time equivalent staff was 2,310 compared with 2,287 at March 31, 2004. Valley incurred additional expense to support continued expanded branch and call center hours of operations as well as incurred costs related to new business development and implementation of regulatory compliance programs. These costs were partly offset by part-time employees being utilized to a greater degree, especially in branch operations.

Valley continued its spending in connection with efforts to comply with the anti-money laundering (“AML”) and bank secrecy (“BSA”) laws by adding additional compliance staff and hiring outside professionals to create a more robust compliance function required by the current regulatory environment. These laws have imposed far-reaching and substantial requirements on financial institutions. Valley’s increasing level of expense arises in part in response to a recent regulatory examination by the Office of the Comptroller of the Currency (“OCC”) of Valley National Bank, the results of which have not yet been finalized. See Part II, Item 1. Legal Proceedings, page 30.

Employee benefit expense increased by $1.2 million or 22.9 percent for the three months ended March 31, 2005 compared with the same period in the prior year, mainly due to increased medical group insurance and pension plan accruals.

Net occupancy expense for the three months ended March 31, 2005 increased $565 thousand or 6.1 percent compared with the same period in 2004. These increases were largely due to business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities. Depreciation expense increased by approximately $365 thousand or 11.6 percent during the first quarter of 2005 compared with the same period in 2004.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $463 thousand or 21.1 percent for the three months ended March 31, 2005 compared with the same period in 2004. Amortization of loan servicing rights for residential mortgages totaled $1.3 million for the three months ended March 31, 2005 compared with $1.7 million recorded for the same period in 2004. Amortization expense decreased as a result of lower levels of prepayments. As a result of the core deposit asset recorded in connection with the Shrewsbury acquisition, Valley expects that amortization expense will increase in future periods.*

Other non-interest expense for the three months ended March 31, 2005 increased $867 thousand or 8.6 percent compared with the same period in 2004, mainly due to additional examination, legal and consulting fees. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance and service fees.

Income Taxes

Income tax expense as a percentage of pre-tax income was 33.5 percent and 34.1 percent for the three months ended March 31, 2005 and 2004, respectively. The decrease was mainly due to an increase in tax exempt investments and tax credits from low income housing investments. The effective tax rate is expected to be approximately 34 percent for the remainder of 2005 unless there are changes in levels of non-taxable income, tax planning strategies or unexpected changes in state or federal income tax laws.*

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank and cash flow hedges are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management and Insurance Services Division, comprised of trust, investment and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following table presents the financial data for each of the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,489,498	$3,494,657	$3,148,191	$0	$10,132,346
Income (loss) before income taxes	$18,748	$24,217	$20,882	$(6,294)	$57,553
Return on average interest earning assets (pre-tax)	2.15%	2.77%	2.65%	0%	2.27%

	Three Months Ended March 31, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,158,738	$3,074,763	$2,904,027	$0	$9,137,528
Income (loss) before income taxes	$20,051	$20,254	$25,583	$(7,601)	$58,287
Return on average interest earning assets (pre-tax)	2.54%	2.63%	3.52%	0%	2.55%

Consumer Lending

For the three months ended March 31, 2005, income before income taxes decreased $1.3 million to $18.7 million, compared with the three month period ended March 31, 2004. The total return on average interest earning assets before taxes decreased to 2.15 percent compared with 2.54 percent for the prior year period. The decrease was primarily due to the decline in non-interest income (mainly from lower gains on the sale of loans and loan fees) and higher internal transfer expense, partly offset by the decrease in non-interest expense. Average interest earning assets increased $331 million or 10.5 percent, resulting in an increase in net interest income, substantially offset by the decline in net interest margin. The increase in average interest earning assets was attributed mostly to volume gains in residential mortgages and automobile loans. The increase in residential mortgage loans was driven by favorable interest rates, refinancing and strong home purchase activity and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. Average interest rates on loans decreased 11 basis points, while the interest expense associated with funding sources increased 31 basis points to 1.60 percent.

Commercial Lending

For the three months ended March 31, 2005, income before income taxes increased $4.0 million to $24.2 million compared with the three month period ended March 31, 2004 due to higher average loan volume and an increase in net interest income, partly offset by an increase in internal transfer expense. The total return on average interest earning assets before taxes increased 14 basis points to 2.77 percent compared with 2.63 percent for the prior year period. Average interest earning assets increased $419.9 million or 13.7 percent, attributed to volume gains in commercial loans. Average interest rates on loans increased 40 basis points and the interest expense associated with funding sources increased 31 basis points to 1.60 percent.

Investment Management

For the three months ended March 31, 2005, income before income taxes decreased $4.7 million to $20.9 million compared with the three month period ended March 31, 2004. The total return on average interest earning assets before taxes decreased to 2.65 percent compared with 3.52 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, decreased 12 basis points to 5.19 percent and the interest expense associated with funding sources increased 31 basis points to 1.60 percent. Average interest earning assets increased $244.2 million or 8.4 percent due to higher investment volume. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated cash flows that are being re-invested at current prevailing rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as losses from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment decreased to $6.3 million for the three months ended March 31, 2005 compared with $7.6 million for the three months ended March 31, 2004, due to higher internal transfer income, partly offset by higher non-interest expense.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of March 31, 2005. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended March 31, 2005, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 0.90 percent or $3.7 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 3.07 percent or $12.5 million.* Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.3 billion at March 31, 2005 and $2.1 billion at December 31, 2004, representing 21.7 percent and 21.2 percent of earning assets and 20.2 percent and 19.9 percent of total assets at March 31, 2005 and December 31, 2004, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $6.7 billion for the three months ended March 31, 2005 and $6.4 billion for the year ended December 31, 2004, representing 65.8 percent and 66.5 percent, respectively, of average earning assets. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $63.5 million and $63.6 million at March 31, 2005 and December 31, 2004, respectively. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion, on average for the three month period ended March 31, 2005 and year ended December 31, 2004.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2005, proceeds from the sales of investment securities available for sale amounted to $47.3 million and proceeds of $166.9 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the three months ended March 31, 2005 were $185.5 million.

As of March 31, 2005 and December 31, 2004, Valley had a total of $2.0 billion and $1.9 billion of securities available for sale recorded at their fair value. As of March 31, 2005, the investment securities available for sale had an unrealized loss of $12.7 million, net of deferred taxes, compared with an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 2004. This change was primarily due to the increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of March 31, 2005 and December 31, 2004, Valley had a total of $2.4 million and $2.5 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	March 31, 2005	December 31, 2004	September 30, 2004	March 31, 2004
	(in thousands)
Commercial	$1,310,757	$1,261,854	$1,316,972	$1,180,310

Total commercial loans	1,310,757	1,261,854	1,316,972	1,180,310

Construction	435,812	368,120	282,299	265,993
Residential mortgage	1,980,833	1,853,708	1,774,827	1,614,999
Commercial mortgage	1,877,144	1,745,155	1,741,674	1,607,486

Total mortgage loans	4,293,789	3,966,983	3,798,800	3,488,478

Home equity	554,534	517,325	510,790	477,793
Credit card	8,745	9,691	9,433	9,743
Automobile	1,064,150	1,079,050	1,098,375	1,011,844
Other consumer	89,050	99,412	89,255	110,731

Total consumer loans	1,716,479	1,705,478	1,707,853	1,610,111

Total loans	$7,321,025	$6,934,315	$6,823,625	$6,278,899

As a percent of total loans:
Commercial loans	17.9%	18.2%	19.3%	18.8%
Mortgage loans	58.7	57.2	55.7	55.6
Consumer loans	23.4	24.6	25.0	25.6

Total	100.0%	100.0%	100.0%	100.0%

During the first quarter of 2005, Valley’s total loan portfolio continued to grow at a steady upward pace, while maintaining emphasis on credit quality. During the first quarter of 2005, Valley’s total loans grew $386.7 million or 22.3 percent on an annualized basis from December 31, 2004. Continued aggressive marketing efforts, new business initiatives and $275.8 million of loans from the Shrewsbury acquisition contributed to this loan growth. Valley cannot guarantee that the current level of loan growth, which has been consistent over the past few quarters, will continue throughout the remainder of the year.

For the three months ended March 31, 2005, commercial loans increased 3.9 percent or 15.5 percent annualized from December 31, 2004 due to new commercial loans, despite heavy paydowns on lines of credit during the first quarter of 2005 and increased $130.4 million or 11.1 percent compared with the first quarter of 2004. These increases include $25.1 million of commercial loans from the Shrewsbury acquisition. Many commercial lines of credit were at seasonal lows during the first quarter but are expected to increase during the second quarter.* New business initiatives continue to build a pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth as the year progresses.*

For the three months ended March 31, 2005, total mortgage loans increased 8.2 percent or 33.0 percent annualized mainly due to the favorable interest rate environment, marketing efforts and the loans acquired from Shrewsbury of $210.3 million.

Consumer loans for the three months ended March 31, 2005, increased 0.7 percent or 2.6 percent annualized primarily from $40.3 million in consumer loans acquired from Shrewsbury partly offset by a $14.9 million decrease in automobile loans due to competition and lower automobile sales which are typical during winter months.

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

Non-accrual loans declined to $24.9 million from $30.3 million at December 31, 2004. While the amount of non-accrual loans was higher than the first three quarters of 2004, Valley’s experience indicates that the amount of non-accrual loans is historically low. There is no guarantee that this low level will continue.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans have declined for the last four quarters to $1.5 million at March 31, 2005, however, Valley cannot predict that this trend, or the low levels of past due loans in general, will continue. These loans represent most loan types and are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $370 thousand at September 30, 2004, $2.2 million at June 30, 2004, and $1.2 million at March 31, 2004. There were no commercial mortgage loans in the process of being renewed at March 31, 2005 and December 31, 2004.

Total loans past due in excess of 30 days were 0.63 percent of all loans at March 31, 2005, 0.90 percent at December 31, 2004, 0.55 percent at September 30, 2004 and June 30, 2004, and 0.77 percent at March 31, 2004. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that this low level will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

LOAN QUALITY

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands)
Loans past due in excess of 90 days and still accruing	$1,537	$2,870	$3,754	$4,952	$3,529

Non-accrual loans	24,915	30,274	17,915	14,594	20,724
Other real estate owned (OREO)	1,036	480	480	524	601

Total non-performing assets	$25,951	$30,754	$18,395	$15,118	$21,325

Troubled debt restructured loans	0	0	0	0	0

Non-performing loans as a % of loans	0.35%	0.44%	0.27%	0.22%	0.34%

Non-performing assets as a % of loans plus OREO	0.35%	0.44%	0.27%	0.23%	0.34%

Allowance as a % of loans	0.94%	0.95%	0.96%	1.00%	1.03%

Allowance for Loan Losses

At March 31, 2005, the allowance for loan losses totaled $69.0 million, including Shrewsbury’s balance of $3.2 million, compared with $65.7 million at December 31, 2004. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $633 thousand for the three months ended March 31, 2005 compared with $2.8 million for three months ended December 31, 2004 and $1.7 million for the three months ended March 31, 2004. Valley cannot predict that the low level of net charge-offs and net charge-offs as a percentage of average loans for the periods presented in the following table will continue in future periods. Additionally, delinquencies and non-accrual loans, as previously noted, are also at low levels and contribute to lower provision levels, even as loans continue to grow.

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

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands)
Average loans outstanding	$6,986,730	$6,913,293	$6,644,741	$6,371,083	$6,230,219

Beginning balance:
Allowance for loan losses	$65,699	$65,324	$64,812	$64,796	$64,650

Loans charged-off	(1,378)	(4,976)	(2,182)	(2,501)	(3,479)
Recoveries	745	2,147	1,219	1,041	1,777

Net charge-offs	(633)	(2,829)	(963)	(1,460)	(1,702)
Provision charged to operations	752	3,204	1,475	1,476	1,848
Allowance for loan losses - Shrewsbury	3,211	n/a	n/a	n/a	n/a

Ending balance:
Allowance for loan losses	$69,029	$65,699	$65,324	$64,812	$64,796

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.16%	0.06%	0.09%	0.11%

Capital Adequacy5

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2005 and December 31, 2004 shareholders’ equity totaled $820.9 million and $707.6 million, respectively, or 7.2 percent and 6.6 percent of total assets, respectively. The increase in total shareholders’ equity for the three months ended March 31, 2005 was the result of net income and additional capital issued in the Shrewsbury merger, partly offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at March 31, 2005 was a $12.7 million unrealized loss on investment securities available for sale, net of deferred tax compared with an unrealized gain of $3.7 million, net of deferred tax at December 31, 2004. Also, included as a component of accumulated other comprehensive income at March 31, 2005 was a $1.8 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships compared with unrealized income of $341, net of deferred tax at December 31, 2004.

On April 6, 2005, the Board of Directors declared a five percent stock dividend to be issued May 20, 2005 to shareholders of record on May 6, 2005 and also agreed to increase the annual cash dividend rate at $0.88 per share, on an after-stock-dividend basis, representing an increase of 3 percent in the cash payout.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of 2.8 million shares of the Company’s outstanding common stock (“2003 Program”). Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.6 million shares of the Company’s outstanding common stock on August 21, 2001 (“2001 Program”). As of March 31, 2005, Valley had repurchased approximately 11.3 million shares of its common stock under the 2001 Program at an average cost of $22.23 per share. There were no shares repurchased during the first quarter of 2005. Valley expects to continue the 2001 Program until all 11.6 million shares are purchased before the 2003 Program becomes effective.* However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s capital position at March 31, 2005, under risk-based capital guidelines was $929.2 million or 11.07 percent of risk-weighted assets for Tier 1 capital and $998.2 million or 11.89 percent for Total risk-based capital. The comparable ratios at December 31, 2004 were 11.1 percent for Tier 1 capital and 12.0 percent for Total risk-based capital. At March 31, 2005 and December 31, 2004, Valley exceeded the minimum leverage requirement having Tier 1 leverage ratios of 8.72 percent and 8.28 percent, respectively. Valley’s ratios at March 31, 2005 were above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November, 2001. In 2003, upon the adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of

[5]	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, Valley included all of its $200 million in trust preferred securities in Tier I capital. See Note 12 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information.

Book value per share amounted to $7.57 at March 31, 2005 and $6.82 at December 31, 2004. Tangible book value per share amounted to $6.40 at March 31, 2005 and $6.37 at December 31, 2004. Valley’s tangible book value is calculated net of intangible assets, consisting of goodwill, core deposit intangibles and loan servicing rights.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 42.2 percent at March 31, 2005, compared with 45.1 percent at March 31, 2004. Cash dividends declared amounted to $0.21 per share, for the three months ended March 31, 2005, equivalent to a dividend pay-out ratio per diluted share of 57.8 percent, compared with 54.9 percent for the same period in 2004. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 22 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

Valley’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that Valley’s disclosure controls and procedures are effective.

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The Office of the Comptroller of the Currency (“OCC”) has recently stated that, because of the legislative response to the OCC’s enforcement actions against certain financial institutions, the OCC’s enforcement policy with respect to AML/BSA compliance will be more vigorously applied.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
1/1/2005 - 1/31/2005	0	0	11,289,059	3,043,441
2/1/2005 - 2/28/2005	0	0	11,289,059	3,043,441
3/1/2005 - 3/31/2005	0	0	11,289,059	3,043,441
Total	0	0	11,289,059	3,043,441

(1)	Share data reflects the 5 percent stock dividend declared on April 6, 2005, to be issued May 20, 2005 to shareholders of record on May 6, 2005.

(2)	Publicly announced on May 14, 2003 to repurchase 2,756,250 shares.
Publicly announced on August 21, 2001 to repurchase 11,576,250 shares.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-Laws

(A) Certificate of Incorporation of the Company restated to show all changes through May 6, 2005 is filed herewith.

(B) By-laws incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A) 2004 Director Restricted Stock Plan, dated August 17, 2004 is filed herewith.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 9, 2005	/s/ GERALD H. LIPKIN
GERALD H. LIPKIN
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Date: May 9, 2005	/s/ ALAN D. ESKOW
ALAN D. ESKOW
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(3)(A)	Certificate of Incorporation of the Company

(10)(A)	2004 Director Restricted Stock Plan

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.