Form 10-Q
period 2005-06-30
VALLEY NATIONAL BANCORP
filed 2005-08-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

(Address of principal executive office)

973-305-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 111,263,516 shares were outstanding as of August 8, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2005	December 31, 2004	June 30, 2004
Assets
Cash and due from banks	$272,721	$163,371	$247,721
Federal funds sold	33,000	0	0
Investment securities held to maturity, fair value of $1,248,243, $1,306,074 and 1,296,317	1,241,389	1,292,338	1,319,248
Investment securities available for sale	2,175,026	1,883,729	1,913,624
Trading securities	2,349	2,514	2,174
Loans held for sale	5,806	2,157	5,508
Loans	7,838,985	6,932,158	6,502,181
Less: Allowance for loan losses	(75,059)	(65,699)	(64,812)

Net loans	7,763,926	6,866,459	6,437,369

Premises and equipment, net	172,596	161,473	138,672
Intangibles	226,096	45,888	48,277
Due from customers on acceptances outstanding	10,124	11,294	11,897
Accrued interest receivable	53,226	46,737	43,547
Bank owned life insurance	178,946	170,602	167,517
Other assets	131,820	116,829	148,984

Total Assets	$12,267,025	$10,763,391	$10,484,538

Liabilities
Deposits:
Non-interest bearing	$2,063,792	$1,768,352	$1,738,417
Interest bearing:
Savings	4,176,816	3,591,986	3,529,446
Time	2,386,485	2,158,401	2,106,639

Total deposits	8,627,093	7,518,739	7,374,502

Short-term borrowings	588,791	510,291	479,929
Long-term debt	1,990,142	1,890,170	1,820,308
Bank acceptances outstanding	10,124	11,294	11,897
Accrued expenses and other liabilities	134,150	125,299	139,339

Total Liabilities	11,350,300	10,055,793	9,825,975

Shareholders’ Equity *
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0	0
Common stock, no par value, authorized 164,894,580 shares; 111,432,471 shares issued	39,332	34,930	34,956
Surplus	742,238	437,659	438,481
Retained earnings	140,462	232,431	198,042
Unallocated common stock held by employee benefit plan	(26)	(88)	(170)
Accumulated other comprehensive (loss) gains	(1,707)	3,355	(7,808)

	920,299	708,287	663,501
Treasury stock, 153,074, 28,871 and 207,006 shares at cost	(3,574)	(689)	(4,938)

Total Shareholders’ Equity	916,725	707,598	658,563

Total Liabilities and Shareholders’ Equity	$12,267,025	$10,763,391	$10,484,538

*	Share data reflects the 5 percent stock dividend issued May 20, 2005.

See accompanying notes to the consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$111,183	$88,967	$212,377	$176,799
Interest and dividends on investment securities:
Taxable	36,007	33,496	70,200	65,777
Tax-exempt	3,155	2,825	6,136	5,644
Dividends	1,432	354	2,121	847
Interest on federal funds sold and other short-term investments	291	34	397	124

Total interest income	152,068	125,676	291,231	249,191

Interest Expense
Interest on deposits
Savings deposits	12,073	5,162	20,707	9,875
Time deposits	15,739	11,038	28,658	22,441
Interest on short-term borrowings	3,769	921	7,119	1,420
Interest on long-term debt	20,647	17,169	40,314	33,852

Total interest expense	52,228	34,290	96,798	67,588

Net Interest Income	99,840	91,386	194,433	181,603
Provision for loan losses	925	1,476	1,677	3,324

Net Interest Income after Provision for Loan Losses	98,915	89,910	192,756	178,279

Non-Interest Income
Trust and investment services	1,619	1,534	3,196	3,049
Insurance premiums	2,773	3,745	6,063	7,417
Service charges on deposit accounts	5,921	5,171	10,864	9,998
Gains on securities transactions, net	585	1,051	2,318	4,617
Gains on trading securities, net	471	649	907	1,366
Fees from loan servicing	1,788	2,034	3,562	4,211
Gains on sales of loans, net	559	691	1,067	1,508
Bank owned life insurance	1,753	1,534	3,312	3,113
Other	3,863	4,321	7,401	8,450

Total non-interest income	19,332	20,730	38,690	43,729

Non-Interest Expense
Salary expense	27,004	24,173	51,446	48,279
Employee benefit expense	7,121	5,791	13,778	11,207
Net occupancy expense	10,064	8,860	19,899	18,130
Amortization of intangible assets	2,340	2,690	4,076	4,889
Advertising	2,459	2,161	4,433	4,115
Other	11,489	11,122	22,491	21,258

Total non-interest expense	60,477	54,797	116,123	107,878

Income Before Income Taxes	57,770	55,843	115,323	114,130
Income tax expense	18,779	19,114	38,064	38,969

Net Income	$38,991	$36,729	$77,259	$75,161

Weighted Average Number of Shares Outstanding: *
Basic	109,338,563	103,593,023	106,606,673	103,561,378
Diluted	109,753,156	104,072,353	107,057,239	104,082,491
Earnings Per Share *
Basic	$0.36	$0.35	$0.72	$0.73
Diluted	0.36	0.35	0.72	0.72
Cash dividends declared per common share *	0.22	0.21	0.43	0.42

*	Share data reflects the 5 percent stock dividend issued May 20, 2005

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$77,259	$75,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,212	11,327
Amortization of compensation costs pursuant to long-term stock incentive plans	1,925	1,588
Provision for loan losses	1,677	3,324
Net amortization of premiums and accretion of discounts	2,087	3,244
Net gains on securities transactions	(2,318)	(4,617)
Proceeds from sales of loans	12,682	27,298
Gains on sales of loans	(1,067)	(1,508)
Origination of loans held for sale	(15,619)	(24,841)
Purchases of trading securities	(127,341)	(154,550)
Proceeds from sales of trading securities	127,506	156,628
Net increase in cash surrender value of bank owned life insurance	(3,312)	(3,113)
Net (increase) decrease in accrued interest receivable and other assets	(19,226)	4,674
Net decrease in accrued expenses and other liabilities	(47,732)	(36,025)

Net cash provided by operating activities	17,733	58,590

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	61,226	380,717
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	203,478	595,173
Purchases of investment securities available for sale	(401,618)	(1,108,189)
Purchases of investment securities held to maturity	(70,175)	(178,225)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	129,066	92,568
Net increase in federal funds sold	(20,400)	0
Net increase in loans	(210,239)	(340,030)
Acquisitions, net of cash and cash equivalents acquired	80,418	0
Purchases of premises and equipment	(9,435)	(16,390)

Net cash used in investing activities	(237,679)	(574,376)

Cash flows from financing activities
Net increase in deposits	239,550	211,534
Net increase in short-term borrowings	71,217	102,623
Advances of long-term debt	323,310	400,303
Repayment of long-term debt	(258,029)	(127,216)
Dividends paid to common shareholders	(44,513)	(42,257)
Purchase of common shares to treasury	(3,633)	(1,030)
Common stock issued, net of cancellations	1,394	1,384

Net cash provided by financing activities	329,296	545,341

Net increase in cash and cash equivalents	109,350	29,555

Cash and cash equivalents at January 1st	163,371	218,166

Cash and cash equivalents at June 30th	$272,721	$247,721

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$93,335	$68,109
Cash paid during the period for federal and state income taxes	44,308	48,361

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Consolidated Statements of Financial Condition as of June 30, 2005, December 31, 2004 and June 30, 2004, the Consolidated Statements of Income for the three and six month periods ended June 30, 2005 and 2004 and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made. Share data reflects the 5 percent stock dividend issued on May 20, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements are to be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

On March 31, 2005, Valley completed the Shrewsbury Bancorp acquisition and on June 3, 2005, completed the NorCrown Bank acquisition using the purchase method of accounting. Under the purchase method, assets and liabilities are recorded at their fair value and are included in Valley’s June 30, 2005 Statement of Financial Condition (see Footnote 12), and income and expenses are recorded in Valley’s Statement of Income from the dates of acquisition.

2. Earnings Per Share (EPS)1

For Valley, the numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. Common stock equivalents are common stock options outstanding. The following table shows the calculation of both Basic and Diluted EPS for the three and six months ended June 30, 2005 and 2004.

[1]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (in thousands)	$38,991	$36,729	$77,259	$75,161

Basic weighted-average number of shares outstanding	109,338,563	103,593,023	106,606,673	103,561,378
Plus: Common stock equivalents	414,593	479,330	450,566	521,113

Diluted weighted-average number of shares outstanding	109,753,156	104,072,353	107,057,239	104,082,491

Earnings per share:
Basic	$0.36	$0.35	$0.72	$0.73
Diluted	0.36	0.35	0.72	0.72

Common stock equivalents for the three and six months ended June 30, 2005 and 2004 exclude common stock options of approximately 792 thousand and 790 thousand, and 412 thousand and 408 thousand, respectively, because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

3. Intangible Assets

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill, core deposits, customer list intangibles and covenants not to compete. Goodwill represents the premium paid in excess of the fair value of the net assets acquired. Valley reviews the goodwill asset for impairment annually and records impairment expense if required. Core deposits are amortized using an accelerated method and other intangible assets consisting of customer lists and covenants not to compete are amortized over their expected life using a straight line method.

The following table shows the components of Valley’s intangible assets for the period ended June 30, 2005, December 31, 2004 and June 30, 2004.

	June 30, 2005	December 31, 2004	June 30, 2004
	(in thousands)
Loan servicing rights	$20,336	$22,902	$25,867
Goodwill	173,981	17,611	17,108
Core deposits	26,761	226	290
Other intangibles	5,018	5,149	5,012

Total intangibles	$226,096	$45,888	$48,277

4. Stock –Based Compensation

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

For the three and six months ended June 30, 2005 and 2004, Valley recorded stock-based employee compensation expense for incentive stock options of $214 thousand and $429 thousand, and $151 thousand and $303 thousand, net of tax, respectively. Valley will continue to amortize the remaining cost of these grants of approximately $2.9 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except for share data)
Net income
As reported	$38,991	$36,729	$77,259	$75,161
Stock-based compensation cost, net of tax	(120)	(181)	(239)	(362)

Pro forma net income	$38,871	$36,548	$77,020	$74,799

Earnings per share
As reported:
Basic	$0.36	$0.35	$0.72	$0.73
Diluted	0.36	0.35	0.72	0.72
Pro forma:
Basic	$0.36	$0.35	$0.72	$0.72
Diluted	0.35	0.35	0.72	0.72

The Financial Accounting Standards Board (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004. SFAS No. 123R is a revision of SFAS No. 123. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

5. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net Income	$38,991	$36,729	$77,259	$75,161

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	12,895	(32,167)	(2,464)	(25,479)
Less reclassification adjustment for gains included in net income on AFS	(357)	(635)	(1,442)	(2,860)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	319	0	(903)	0
Less reclassification adjustment for gains on derivatives included in net income	(21)	0	(253)	0

Other comprehensive income (losses)	12,836	(32,802)	(5,062)	(28,339)

Total comprehensive income	$51,827	$3,927	$72,197	$46,822

6. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

7. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $196.3 million as of June 30, 2005. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total Standbys, 67 percent are secured and in the event of non performance by the customer, Valley has rights to the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

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

The following table sets forth the components of net periodic pension expense for each of the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$1,017	$873	$2,003	$1,547
Interest cost	865	787	1,731	1,573
Expected return on plan assets	(1,062)	(942)	(2,124)	(1,884)
Net amortization of transition asset	0	(4)	0	(8)
Amortization of prior service cost	38	36	76	73
Amortization of net losses (gains)	62	0	124	0

Net periodic pension expense	$920	$750	$1,810	$1,301

9. Derivative Instruments and Hedging Activities

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

At June 30, 2005, derivatives designated as cash flow hedges with a fair value of $2.5 million were included in other liabilities. Valley had no derivatives designated as cash flow hedges outstanding at June 30, 2004. The unrealized loss of $1.5 million as of June 30, 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income, net of related income taxes of $1.0 million. No hedge ineffectiveness existed on cash flow hedges during the first six months of 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. During the six months ended June 30, 2005, $429 thousand was reclassified out of other comprehensive income as the hedged forecasted transactions occurred. During the next twelve months, Valley estimates the unrealized loss of $2.0 million, net of tax, will be reclassified out of other comprehensive income as a reduction to interest income.

Included in derivatives designated as cash flow hedges above, was a forward starting interest rate swap that Valley entered into on June 28, 2005, to hedge its interest rate risk associated with a debt issuance on July 13, 2005. This transaction did not have a significant impact on Valley’s financial condition and results of operations.

10. Recent Accounting Pronouncements

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, delaying the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. Such guidance was also issued in September 2004 in the form of proposed FSP EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP EITF 03-1-a”). At its July 2005 meeting, the FASB decided that they will issue proposed FSP EITF 03-1-a as final. The final FSP, to be re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company’s assertion for one security would not call into question assertions made for other impaired securities. The final FSP is expected to be issued in August 2005 and become effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Valley does not expect the adoption of the final FSP will have a significant impact on its financial condition or results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is scheduled to be effective for all companies as of the first fiscal year ending after December 15, 2005. Valley is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

11. Recent Developments

On July 13, 2005, Valley National Bank (“VNB”) issued $100 million 5.0% subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes will be payable semi-annually in arrears at an annual rate of 5.0% on January 15 and July 15 of each year, beginning January 15, 2006. Net proceeds from the subordinated debt offering are to be available for general corporate purposes, and a majority of the proceeds is expected to be invested in various investment vehicles, intended to replace investments liquidated in connection with Valley’s and VNB’s recent acquisition of Shrewsbury Bancorp and Shrewsbury State Bank and NorCrown Bank.* (See page 29, for a discussion of an interest rate swap on this transaction and its effective interest rate.)

12. Acquisitions

During the first six months of 2005, Valley acquired the following entities for a total cost of approximately $276.9 million, which was paid in common stock valued at $183.9 million and $93.0 million in cash:

•	Shrewsbury Bancorp (“Shrewsbury”), the holding company for Shrewsbury State Bank, a commercial bank acquired on March 31, 2005, with approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County;

•	NorCrown Bank (“NorCrown”), a commercial bank acquired on June 3, 2005, with approximately $600 million in assets and 15 branch offices located in 12 communities in Essex, Hudson and Morris Counties.

Valley recorded goodwill and core deposits totaling approximately $154.0 million and $27.2 million, respectively, in the above transactions.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	changes in loan, investment and mortgage prepayment assumptions;

•	relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including compliance issues related to AML/BSA compliance;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	retainage of loans, deposits, customers and staff of Shrewsbury and NorCrown.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Changes in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations.* Notes 1 and 14 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, include additional discussion on the accounting for income taxes.

Executive Summary2

Net income was $39.0 million for the second quarter ended June 30, 2005, compared to $36.7 million for the second quarter of 2004, representing a 6.2 percent increase. Diluted earnings per share increased to $0.36 for the second quarter of 2005 from $0.35 for the same period in 2004, inclusive of the additional shares issued as a result of Valley’s recent acquisitions. Net income for the six months ended June 30, 2005 was $77.3 million compared to $75.2 million for the same period in 2004. Diluted earnings per share were $0.72 for both the six month period ended June 30, 2005 and 2004.

Loans grew by $524 million or 7.2 percent for the quarter ended June 30, 2005, which includes approximately $413 million of loans from the NorCrown acquisition. Excluding NorCrown, the most significant growth was in the automobile sector and in commercial loans. Automobile lending increased, as expected, from the normally sluggish first quarter. In addition to the normal automobile increases, Valley also realized an increase due to the General Motors employee discount sales program. In the first weeks of July, Valley experienced a large increase in application volume and expects it to continue throughout the third quarter.* In addition, commercial lines of credit in New York increased, also as expected during the quarter, but were offset in part by some decline in loans due to competitive pricing on other commercial credits.

Deposits increased $734 million or 9.3 percent for the second quarter, which includes approximately $554 million of deposits from the NorCrown acquisition. Excluding NorCrown, the largest growth came from various types of savings accounts and demand deposits both increasing in excess of 10 percent annualized during the quarter. Borrowings increased by $58 million or 2.3 percent for the second quarter, which includes $13 million of borrowings from NorCrown. The cost of deposits and borrowings increased by approximately 21 basis points during the quarter ended June 30, 2005. On July 13, 2005, Valley completed the issuance of $100 million subordinated 10 year notes due July 15, 2015 with a fixed rate of 5 percent. Net proceeds from the subordinated debt offering are to be available for general

[2]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

corporate purposes, and a majority of the proceeds is expected to be invested in various investment vehicles, intended to replace investments liquidated in connection with Valley’s and VNB’s recent acquisitions of Shrewsbury Bancorp and Shrewsbury State Bank and NorCrown Bank.*

For the quarter ended June 30, 2005, Valley achieved an annualized return on average tangible shareholders’ equity3 (“ROTE”) of 22.50 percent (see reconciliation below), an annualized return on average assets (“ROA”) of 1.35 percent and an annualized return on average shareholders’ equity (“ROE”) of 18.41 percent which includes intangible assets arising from the Shrewsbury and NorCrown acquisitions. The comparable ratios for the quarter ended June 30, 2004, were an annualized ROTE of 23.24 percent, an annualized ROA of 1.45 percent and an annualized ROE of 21.56 percent.

The following table shows a reconciliation of average shareholders’ equity to average tangible shareholders’ equity.

	Average for the Quarter Ended June 30,
	2005	2004
	(in thousands)
Shareholders’ equity	$847,214	$681,387
Less: Goodwill and identifiable intangible assets	(154,134)	(49,224)

Tangible shareholders’ equity	$693,080	$632,163

Net Interest Income4

Net interest income for the second quarter increased $8.5 million or 9.3 percent to $99.8 million over the same quarter of 2004 and $5.2 million or 5.5 percent over the first quarter of 2005. The net interest margin on a tax equivalent basis was 3.76 percent, 4 basis points lower than the first quarter of 2005. The decline was mainly the result of the flattening of the yield curve with funding costs increasing faster than yields on new and re-pricing term loans and investments. The overall yield on loans and investments increased over the first quarter of 2005 by 14 basis points, while deposit and borrowing costs increased 21 basis points causing most of the narrowing of the margin. Deposit costs have been increasing mainly due to competitive pricing pressure combined with rising short-term interest rates.

For the second quarter of 2005, average loans increased $1.1 billion or 17.4 percent while average investments increased $149 million or 4.7 percent over the same period in 2004. Compared to the linked first quarter of 2005, average loans grew $494 million or 7.1 percent, while the average balance on investments increased $152 million or 4.9 percent. These increases include loans and investments added from the Shrewsbury and NorCrown acquisitions.

Average interest bearing liabilities for the quarter ended June 30, 2005 increased $1.1 billion or 14.2 percent, compared with the quarter ended June 30, 2004 and increased $543 million or 6.6 percent compared with the first quarter of 2005. Average total interest bearing deposits increased $665 million or

[3]	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. The annualized ROTE is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity.
[4]	Net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

11.8 percent for the quarter ended June 30, 2005 compared with the same period in 2004 and increased $527 million or 9.2 percent compared with the first quarter of 2005. These increases were primarily attributed to the Shrewsbury and NorCrown acquisitions.

Interest on loans increased $10.0 million for the second quarter of 2005 compared to the first quarter of 2005 due to the increased volume of loans and higher short-term interest rates. Interest from investments increased $2.8 million for the three month period ended June 30, 2005 compared with the quarter ended March 31, 2005 mainly due to higher rates and larger average balances. Beginning in June of 2004 and until June 2005, the Federal Reserve (“Fed”) increased short-term interest rates nine times. Valley’s prime rate moved in conjunction with each interest rate increase which resulted in higher interest income during the quarter from loans tied to the prime lending rate. Additional increases in the prime rate could further increase interest income for the remainder of 2005, should the increases continue to occur.*

Interest expense for the three months ended June 30, 2005 increased $7.7 million compared with the quarter ended March 31, 2005 mainly due to higher rates paid on deposits and borrowings. This increase was mostly due to increased deposit rates due to pressures on deposit pricing from the market place and from other institutions and higher borrowing costs due to the rise in short-term rates.

The following table reflects the components of net interest income for each of the three months ended June 30, 2005 and March 31, 2005.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three months ended June 30, 2005			Three months ended March 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$7,480,523	111,225	5.95%	$6,986,730	$101,235	5.80%
Taxable investments	2,960,641	37,439	5.06%	2,809,959	34,882	4.97%
Tax-exempt investments (1)	325,138	4,854	5.97%	323,590	4,587	5.67%
Federal funds sold and other short-term investments	34,900	291	3.34%	12,067	106	3.51%

Total interest earning assets	10,801,202	153,809	5.70%	10,132,346	140,810	5.56%
Allowance for loan losses	(71,585)			(66,355)
Cash and due from banks	226,964			194,588
Other assets	638,111			506,685
Unrealized loss on securities available for sale	(11,004)			(8,852)

Total assets	$11,583,688			$10,758,412

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,993,938	12,073	1.21%	$3,658,713	$8,634	0.94%
Time deposits	2,285,187	15,739	2.75%	2,093,702	12,919	2.47%

Total interest bearing deposits	6,279,125	27,812	1.77%	5,752,415	21,553	1.50%
Short-term borrowings	535,485	3,769	2.82%	590,699	3,350	2.27%
Long-term debt	1,960,288	20,647	4.21%	1,889,266	19,667	4.16%

Total interest bearing liabilities	8,774,898	52,228	2.38%	8,232,380	44,570	2.17%
Demand deposits	1,921,119			1,757,545
Other liabilities	40,457			52,968
Shareholders’ equity	847,214			715,519

Total liabilities and shareholders’ equity	$11,583,688			$10,758,412

Net interest income (tax equivalent basis)		$101,581			$96,240
Tax equivalent adjustment		(1,741)			(1,647)

Net interest income		$99,840			$94,593

Net interest rate differential			3.32%			3.39%
Net interest margin (3)			3.76%			3.80%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for the three months ended December 31, 2004.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three months ended December 31, 2004
	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,913,293	100,085	5.79%
Taxable investments	2,749,399	34,191	4.97%
Tax-exempt investments (1)	322,141	4,572	5.68%
Federal funds sold and other short-term investments	18,545	96	2.07%

Total interest earning assets	10,003,378	138,944	5.56%
Allowance for loan losses	(70,539)
Cash and due from banks	199,430
Other assets	500,797
Unrealized gain on securities available for sale	10,940

Total assets	$10,644,006

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,569,992	7,354	0.82%
Time deposits	2,157,664	12,570	2.33%

Total interest bearing deposits	5,727,656	19,924	1.39%
Short-term borrowings	508,105	2,235	1.76%
Long-term debt	1,859,993	19,200	4.13%

Total interest bearing liabilities	8,095,754	41,359	2.04%
Demand deposits	1,801,238
Other liabilities	44,795
Shareholders’ equity	702,219

Total liabilities and shareholders’ equity	$10,644,006

Net interest income (tax equivalent basis)		$97,585
Tax equivalent adjustment		(1,640)

Net interest income		$95,945

Net interest rate differential			3.51%
Net interest margin (3)			3.90%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for each of the three months ended September 30, 2004 and June 30, 2004.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three months ended September 30, 2004			Three months ended June 30, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,644,741	94,114	5.67%	$6,371,083	$89,002	5.59%
Taxable investments	2,803,510	35,307	5.04%	2,819,716	33,850	4.80%
Tax-exempt investments (1)	325,127	4,576	5.63%	317,298	4,342	5.47%
Federal funds sold and other short-term investments	16,989	76	1.79%	13,882	34	0.98%

Total interest earning assets	9,790,367	134,073	5.48%	9,521,979	127,228	5.34%
Allowance for loan losses	(69,419)			(68,567)
Cash and due from banks	209,285			216,945
Other assets	470,221			458,507
Unrealized gain on securities available for sale	1,538			13,458

Total assets	$10,401,992			$10,142,322

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,491,498	5,886	0.67%	$3,446,731	$5,162	0.60%
Time deposits	2,160,260	11,821	2.19%	2,167,642	11,038	2.04%

Total interest bearing deposits	5,651,758	17,707	1.25%	5,614,373	16,200	1.15%
Short-term borrowings	484,850	1,603	1.32%	372,815	921	0.99%
Long-term debt	1,802,459	18,350	4.07%	1,695,362	17,169	4.05%

Total interest bearing liabilities	7,939,067	37,660	1.90%	7,682,550	34,290	1.79%
Demand deposits	1,762,175			1,715,696
Other liabilities	34,581			62,689
Shareholders’ equity	666,169			681,387

Total liabilities and shareholders’ equity	$10,401,992			$10,142,322

Net interest income (tax equivalent basis)		$96,413			$92,938
Tax equivalent adjustment		(1,642)			(1,552)

Net interest income		$94,771			$91,386

Net interest rate differential			3.58%			3.55%
Net interest margin (3)			3.94%			3.90%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for each of the six months ended June 30, 2005 and 2004.

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Six months ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$7,234,991	$212,459	5.87%	$6,301,040	$176,872	5.61%
Taxable investments	2,885,716	72,321	5.01%	2,707,300	66,624	4.92%
Tax-exempt investments (1)	324,368	9,440	5.82%	303,547	8,678	5.72%
Federal funds sold and other short-term investments	23,547	397	3.37%	18,929	124	1.31%

Total interest earning assets	10,468,622	294,617	5.63%	9,330,816	252,298	5.41%
Allowance for loan losses	(68,984)			(67,887)
Cash and due from banks	210,865			210,344
Other assets	572,761			459,634
Unrealized (loss) gain on securities available for sale	(9,934)			24,805

Total assets	$11,173,330			$9,957,712

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,827,252	$20,707	1.08%	$3,373,688	$9,875	0.59%
Time deposits	2,189,973	28,658	2.62%	2,204,770	22,441	2.04%

Total interest bearing deposits	6,017,225	49,365	1.64%	5,578,458	32,316	1.16%
Short-term borrowings	562,939	7,119	2.53%	305,077	1,420	0.93%
Long-term debt	1,924,974	40,314	4.19%	1,635,811	33,852	4.14%

Total interest bearing liabilities	8,505,138	96,798	2.28%	7,519,346	67,588	1.80%
Demand deposits	1,839,784			1,696,498
Other liabilities	46,678			70,028
Shareholders’ equity	781,730			671,840

Total liabilities and shareholders’ equity	$11,173,330			$9,957,712

Net interest income (tax equivalent basis)		$197,819			$184,710
Tax equivalent adjustment		(3,386)			(3,107)

Net interest income		194,433			181,603

Net interest rate differential			3.35%			3.61%
Net interest margin (3)			3.78%			3.96%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table demonstrates the relative impact on net income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended June 30, 2005 Compared with 2004 Increase (Decrease) (1)			Six Months Ended June 30, 2005 Compared with 2004 Increase (Decrease) (1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest Income:
Loans (2)	$22,223	$16,227	$5,996	$35,587	$27,139	$8,448
Taxable investments	3,589	1,735	1,854	5,697	4,454	1,243
Tax-exempt investments (2)	512	109	403	762	604	158
Federal funds sold and other short-term investments	257	99	158	273	37	236

	$26,581	$18,170	$8,411	$42,319	$32,234	$10,085

Interest Expense:
Savings deposits	6,911	932	5,979	10,832	1,482	9,350
Time deposits	4,701	627	4,074	6,217	(152)	6,369
Short-term borrowings	2,848	544	2,304	5,699	1,880	3,819
Long-term debt	3,478	2,768	710	6,462	6,051	411

	17,938	4,871	13,067	29,210	9,261	19,949

Net interest income (tax equivalent basis)	$8,643	$13,299	$(4,656)	$13,109	$22,973	$(9,864)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

For the three and six months ended June 30, 2005, non-interest income decreased $1.4 million or 6.7 percent and $5.0 million or 11.5 percent, respectively, mainly due to lower security gains, a decrease in insurance premiums and a decline in other income, compared with the same periods in 2004.

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Trust and investment services	$1,619	$1,534	$3,196	$3,049
Insurance premiums	2,773	3,745	6,063	7,417
Service charges on deposit accounts	5,921	5,171	10,864	9,998
Gains on securities transactions, net	585	1,051	2,318	4,617
Gains on trading securities, net	471	649	907	1,366
Fees from loan servicing	1,788	2,034	3,562	4,211
Gains on sales of loans, net	559	691	1,067	1,508
Bank owned life insurance	1,753	1,534	3,312	3,113
Other	3,863	4,321	7,401	8,450

Total non-interest income	$19,332	$20,730	$38,690	$43,729

Insurance premiums decreased $972 thousand or 26.0 percent for the three months ended June 30, 2005, compared with the same period in 2004 and decreased $1.4 million or 18.3 percent for the six months ended June 30, 2005 compared with the same period in 2004, due to a decline in title insurance revenues. This was mainly a result of a reduction in residential mortgage activity and corresponding lower title insurance premiums.

Services charges on deposit accounts increased $750 thousand or 14.5 percent for the second quarter of 2005 and increased $866 thousand or 8.7 percent for the six months ended June 30, 2005, compared with the same periods in 2004. These increases were primarily due to the additional income earned from Valley’s recent acquisitions.

Gains on securities transactions, net, decreased $466 thousand or 44.3 percent and $2.3 million or 49.8 percent for the three and six months ended June 30, 2005, compared with the same periods in 2004. The majority of securities gains during the current quarter were generated from mortgage-backed securities. The decline in securities gains was attributable to reduced sales activity in securities during the first half of 2005 as compared to the same period in 2004. This reduced amount was a reflection of the flattening yield curve and the inability to generate gains or to reinvest at higher yields.

Gains on trading securities, net, decreased $178 thousand or 27.4 percent and $459 thousand or 33.6 percent for the three and six months ended June 30, 2005, compared with the same periods in 2004, due to the decline in volume of municipal and corporate bond sales.

Fees from loan servicing decreased $246 thousand or 12.1 percent and $649 thousand or 15.4 percent for the three and six months ended June 30, 2005, compared with the same periods in 2004, mainly due to smaller balances of loans serviced resulting from refinance and payoff activity and Valley’s decision not to acquire additional loan servicing portfolios in the current interest rate environment.

Gains on sales of loans, net, for the three and six months ended June 30, 2005 decreased $132 thousand or 19.1 percent and $441 thousand or 29.2 percent compared with the same periods in 2004. The decrease was primarily attributable to lower sales volume of residential mortgage loans for the three and six months ended June 30, 2005 of $2.3 million and $3.5 million compared with $8.3 million and $16.8 million for the same periods in 2004. Based on the lower levels of refinancing by customers, Valley currently expects that the amount of residential loan activity and loan sale gains will continue to be lower for the remainder of 2005 as compared to 2004.* A portion of these lower levels is a result of Valley not pursuing negative amortization or other riskier loans for its portfolio from its customer base at this time.

Other non-interest income decreased $458 thousand or 10.6 percent and $1.0 million or 12.4 percent, for the three and six months ended June 30, 2005, compared with the same periods last year. The decrease was primarily because no call options were written during the first half of 2005 compared with $713 thousand and $1.3 million earned in call options during the three and six months ended June 30, 2004. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Salary expense	$27,004	$24,173	$51,446	$48,279
Employee benefit expense	7,121	5,791	13,778	11,207
Net occupancy expense	10,064	8,860	19,899	18,130
Amortization of intangible assets	2,340	2,690	4,076	4,889
Advertising	2,459	2,161	4,433	4,115
Other	11,489	11,122	22,491	21,258

Total non-interest expense	$60,477	$54,797	$116,123	$107,878

Non-interest expense increased by $5.7 million or 10.4 percent and $8.2 million or 7.6 percent for the three and six months ended June 30, 2005 compared with the same periods in 2004, mainly due to increases in salaries, employee benefits and higher occupancy expenses. Valley incurred these additional expenses due to the recent acquisitions of Shrewsbury and NorCrown and to support continued expanded branch and call center hours of operations as well as costs related to new business development and the implementation of regulatory compliance programs.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 50.8 percent and 49.8 percent for the three and six month periods ended June 30, 2005 compared with 48.9 percent and 47.9 percent for the same periods in 2004. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders.* The efficiency ratio has increased in recent years as a result of the higher efficiency ratios of Valley’s non-bank subsidiaries, additional expenses incurred in connection with expanded branch and call center hours of operations, the recent Shrewsbury and NorCrown acquisitions and increased spending related to new business development and the implementation of regulatory compliance programs in connection with anti-money laundering (“AML”) and bank secrecy laws (“BSA”).

Salary expense increased $2.8 million or 11.7 percent and $3.2 million or 6.6 percent for the three and six months ended June 30, 2005, compared with the same periods in the prior year. At June 30, 2005, Valley’s full-time equivalent staff was 2,417 compared with 2,331 at June 30, 2004. Valley incurred additional expense due to the recent acquisitions of Shrewsbury and NorCrown and to support continued expanded branch and call center hours of operations as well as incurred costs related to new business development and the implementation of regulatory compliance programs. These costs were partly offset by part-time employees being utilized to a greater degree, especially in branch operations.

Valley continued its spending in connection with efforts to comply with the anti-money laundering and bank secrecy laws by adding additional compliance staff and hiring outside professionals to create a more robust compliance function required by the current regulatory environment. These laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the Office of the Comptroller of the Currency (“OCC”) with respect to AML/BSA compliance recently has been vigorously applied, with regulatory action taking various forms. See Part II, Item 1. Legal Proceedings, page 38.

Employee benefit expense increased by $1.3 million or 23.0 percent and $2.6 million or 22.9 percent for the three and six months ended June 30, 2005 compared with the same periods in the prior year, mainly due to increased medical group insurance, pension plan, stock incentive plan accruals and the benefit costs attributable to the acquisitions of Shrewsbury and NorCrown.

Net occupancy expense for the three and six months ended June 30, 2005 increased $1.2 million or 13.6 percent and $1.8 million or 9.8 percent compared with the same periods in 2004. These increases were largely due to business expansion such as the new acquisitions, new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities. Depreciation expense increased by approximately $791 thousand or 12.5 percent during the first six months of 2005 compared with the same period in 2004.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights decreased $350 thousand or 13.0 percent and $813 thousand or 16.6 percent for the three and six months ended June 30, 2005 compared with the same periods in 2004. Amortization of loan servicing rights for residential mortgages totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2005 compared with $2.2 million and $3.9 million recorded for the same periods in 2004. Amortization expense decreased as a result of lower levels of prepayments, partially offset by the core deposit asset amortization recorded in connection with the Shrewsbury acquisition. Amortization expense is expected to increase in future periods as a result of the NorCrown acquisition.*

Other non-interest expense for the three and six months ended June 30, 2005 increased $367 thousand or 3.3 percent and $1.2 million or 5.8 percent compared with the same periods in 2004, mainly due to additional service fees and examination and consulting fees. The significant components of other non-interest expense include data processing, professional fees, postage, telephone, stationery, insurance and service fees.

Income Taxes

Income tax expense as a percentage of pre-tax income was 32.5 percent and 33.0 percent for the three and six months ended June 30, 2005, compared to 34.2 percent and 34.1 percent for the same prior year periods. The decrease was mainly due to an increase in tax exempt investments and tax credits from low income housing investments. The effective tax rate is currently expected to be approximately 33.0 percent for the remainder of 2005 as a result of low income housing tax credits and increased tax exempt income, unless there are changes in levels of non-taxable income, tax planning strategies or unexpected changes in state or federal income tax laws.*

Business Segments

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

The following table presents the financial data for each of the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,618,636	$3,858,075	$3,324,491	$0	$10,801,202

Income (loss) before income taxes	$18,465	$26,835	$20,373	$(7,903)	$57,770

Return on average interest earning assets (pre-tax)	2.04%	2.78%	2.45%	0.00%	2.14%

	Three Months Ended June 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,216,932	$3,156,837	$3,148,210	$0	$9,521,979

Income (loss) before income taxes	$19,063	$20,933	$22,899	$(7,052)	$55,843

Return on average interest earning assets (pre-tax)	2.37%	2.65%	2.91%	0.00%	2.35%

Consumer Lending

For the three months ended June 30, 2005, income before income taxes decreased $598 thousand to $18.5 million, compared with the three month period ended June 30, 2004. The total return on average interest earning assets before taxes decreased to 2.04 percent compared with 2.37 percent for the prior year period. The decrease was primarily due to the decline in non-interest income (from lower gains on the sale of loans, loan fees and fees from insurance premiums) and higher internal transfer expense, partly offset by the decrease in non-interest expense and a lower provision for loan losses. Average interest earning assets increased $401.7 million or 12.5 percent, resulting in an increase in net interest income, substantially offset by the decline in net interest margin. The increase in average interest earning assets was attributed mostly to volume gains in residential mortgages, automobile loans and loans acquired from Shrewsbury and NorCrown. The increase in residential mortgage loans was driven by favorable interest rates, refinancing and strong home purchase activity and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. In addition to the normal automobile increases, Valley also realized an increase due to the General Motors employee discount sales program. In the first weeks of July, Valley experienced a large increase in application volume and expects it to continue throughout the third quarter.* Average interest rates on loans increased 9 basis points to 5.44 percent and the interest expense associated with funding sources increased 51 basis points to 1.79 percent.

Commercial Lending

For the three months ended June 30, 2005, income before income taxes increased $5.9 million to $26.8 million compared with the three month period ended June 30, 2004 due to higher average loan volume and an increase in net interest income, offset by an increase in internal transfer expense. The total return on average interest earning assets before taxes increased 13 basis points to 2.78 percent compared with 2.65 percent for the prior year period. Average interest earning assets increased $701.2 million or 22.2 percent, attributed to volume gains in loans and loans acquired from Shrewsbury and NorCrown. Average interest rates on loans increased 61 basis points to 6.29 percent and the interest expense associated with funding sources increased 51 basis points to 1.79 percent.

Investment Management

For the three months ended June 30, 2005, income before income taxes decreased $2.5 million to $20.4 million compared with the three month period ended June 30, 2004. The total return on average interest earning assets before taxes decreased to 2.45 percent compared with 2.91 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 33 basis points to 5.33 percent and the interest expense associated with funding sources increased 51 basis points to 1.79 percent. Average interest earning assets increased $176.3 million or 5.6 percent due to higher investment volume and investments acquired from Shrewsbury and NorCrown. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated cash flows that are being re-invested at current prevailing rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB

Capital Trust I, as well as losses from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment increased to $7.9 million for the three months ended June 30, 2005 compared with $7.1 million for the three months ended June 30, 2004, due to higher non-interest expense, offset by higher internal transfer income.

The following table presents the financial data for each of the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,554,067	$3,678,214	$3,236,341	$0	$10,468,622

Income (loss) before income taxes	$37,213	$51,052	$41,255	$(14,197)	$115,323

Return on average interest earning assets (pre-tax)	2.09%	2.78%	2.55%	0.00%	2.20%

	Six Months Ended June 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,187,835	$3,115,800	$3,027,181	$0	$9,330,816

Income (loss) before income taxes	$39,114	$41,187	$48,482	$(14,653)	$114,130

Return on average interest earning assets (pre-tax)	2.45%	2.64%	3.20%	0.00%	2.45%

Consumer Lending

For the six months ended June 30, 2005, income before income taxes decreased $1.9 million to $37.2 million, compared with the six month period ended June 30, 2004. The total return on average interest earning assets before taxes decreased to 2.09 percent compared with 2.45 percent for the prior year period. The decrease was primarily due to the decline in non-interest income (mainly from lower gains on the sale of loans, loan fees and fees from insurance premiums) and higher internal transfer expense, partly offset by the decrease in non-interest expense and a lower provision for loan losses. Average interest earning assets increased $366.2 million or 11.5 percent. The increase in average interest earning assets was attributed mostly to volume gains in residential mortgages, automobile loans and loans acquired from Shrewsbury and NorCrown. The increase in residential mortgage loans was driven by favorable interest rates, refinancing and strong home purchase activity and ongoing marketing efforts. The increase in automobile loans was achieved primarily through increased indirect auto lending through continued expansion of Valley’s auto loan dealer base. In addition to the normal automobile increases, Valley also realized an increase due to the General Motors employee discount sales program. In the first weeks of July, Valley experienced a large increase in application volume and expects it to continue throughout the third quarter.* Average interest rates on loans decreased 2 basis points to 5.38 percent, while the interest expense associated with funding sources increased 42 basis points to 1.70 percent.

Commercial Lending

For the six months ended June 30, 2005, income before income taxes increased $9.9 million to $51.1 million compared with the six month period ended June 30, 2004 due to higher average loan volume and an increase in net interest income, partly offset by an increase in internal transfer expense. The total return on average interest earning assets before taxes increased 14 basis points to 2.78 percent compared with 2.64 percent for the prior year period. Average interest earning assets increased $562.4 million or 18.1 percent, attributed to volume gains in loans and loans acquired from Shrewsbury and NorCrown. Average interest rates on loans increased 51 basis points to 6.18 percent and the interest expense associated with funding sources increased 42 basis points to 1.70 percent.

Investment Management

For the six months ended June 30, 2005, income before income taxes decreased $7.2 million to $41.3 million compared with the six month period ended June 30, 2004. The total return on average interest earning assets before taxes decreased to 2.55 percent compared with 3.20 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 11 basis points to 5.26 percent and the interest expense associated with funding sources increased 42 basis points to 1.70 percent. Average interest earning assets increased $209.2 million or 6.9 percent due to higher investment volume and investments acquired from Shrewsbury and NorCrown. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated cash flows that are being re-invested at current prevailing rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, as well as losses from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment decreased to $14.2 million for the six months ended June 30, 2005 compared with $14.7 million for the six months ended June 30, 2004, due to higher internal transfer income, substantially offset by higher non-interest expense.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of June 30, 2005. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended June 30, 2005, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in an increase in net interest income of 0.16 percent or $674 thousand, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 2.53 percent or $10.8 million.* Potential movements in the convexity of the bond portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected above in the immediate 100 basis point increase or decrease. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. As of June 30, 2005, this swap no longer represented a benefit to net interest income and is expected to have a negative effect on net interest income until it expires in July 2006.*

On June 28, 2005, Valley entered into forward starting interest rate swaps to hedge its interest rate risk associated with a debt issuance on July 13, 2005. The hedge was designated as a cash flow hedge and will reduce the effective rate on the debt from 5.0 percent to 4.90 percent (see Footnote 11).

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.5 billion at June 30, 2005 and $2.1 billion at December 31, 2004, representing 22.5 percent and 21.2 percent of earning assets and 20.7 percent and 19.9 percent of total assets at June 30, 2005 and December 31, 2004, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $7.0 billion for the six months ended June 30, 2005 and $6.4 billion for the year ended December 31, 2004, representing 66.6 percent and 66.5 percent, respectively, of average earning assets. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $88.3 million and $63.6 million at June 30, 2005 and December 31, 2004, respectively. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.4 billion, on average for the six month period ended June 30, 2005 and year ended December 31, 2004.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2005, proceeds from the sales of investment securities available for sale amounted to $60.8 million and proceeds of $332.6 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the six months ended June 30, 2005 were $506.2 million.

As of June 30, 2005 and December 31, 2004, Valley had a total of $2.2 billion and $1.9 billion of securities available for sale recorded at their fair value. As of June 30, 2005, the investment securities available for sale had an unrealized loss of $210 thousand, net of deferred taxes, compared with an unrealized gain of $3.7 million, net of deferred taxes, at December 31, 2004. This change was primarily due to the increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of June 30, 2005 and December 31, 2004, Valley had a total of $2.3 million and $2.5 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
	(in thousands)
Commercial	$1,368,499	$1,310,757	$1,261,854	$1,205,739

Total commercial loans	1,368,499	1,310,757	1,261,854	1,205,739

Construction	457,258	435,812	368,120	254,007
Residential mortgage	2,044,527	1,980,833	1,853,708	1,699,035
Commercial mortgage	2,189,195	1,877,144	1,745,155	1,692,201

Total mortgage loans	4,690,980	4,293,789	3,966,983	3,645,243

Home equity	559,049	554,534	517,325	486,962
Credit card	8,849	8,745	9,691	9,636
Automobile	1,104,749	1,064,150	1,079,050	1,058,238
Other consumer	112,665	89,050	99,412	101,871

Total consumer loans	1,785,312	1,716,479	1,705,478	1,656,707

Total loans	$7,844,791	$7,321,025	$6,934,315	$6,507,689

As a percentage of total loans:
Commercial loans	17.4%	17.9%	18.2%	18.5%
Mortgage loans	59.8%	58.7%	57.2%	56.0%
Consumer loans	22.8%	23.4%	24.6%	25.5%

Total	100.0%	100.0%	100.0%	100.0%

Valley continues to grow its loan portfolio through traditional lending products using well established credit underwriting standards and does not seek to grow its balance sheet with non-traditional products. These products include negative amortization residential mortgages and high loan to value home equity loans. Loans during the quarter grew $523.8 million or 7.2 percent over the prior quarter and grew $910.5 million or 13.1 percent for the six month period ended June 30, 2005. Continued marketing efforts, new business initiatives and the addition of $275.8 million of loans from the Shrewsbury acquisition on March 31, 2005 and $412.6 million of loans from the NorCrown acquisition on June 3, 2005, contributed to this loan growth. Excluding the acquisitions, Valley cannot guarantee that the current level of organic loan growth of 1.5 percent for the quarter and 3.2 percent for the first six months of 2005 will continue throughout the remainder of the year.

For the three months ended June 30, 2005, commercial loans increased $57.7 million or 4.4 percent from March 31, 2005 and $106.6 million or 8.5 percent for the six month period ended June 30, 2005, due to new commercial loans and increased usage of lines of credit. These increases include loans acquired from Shrewsbury of $25.1 million during the first quarter and loans from NorCrown of $24.3 million during the second quarter. Commercial lines of credit in New York increased, also as expected during the quarter, but were offset in part by competitive pricing on other commercial credits. New business initiatives continue to build a pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth as the year progresses.*

For the three months ended June 30, 2005, total mortgage loans increased $397.2 million or 9.3 percent over the prior quarter and $724.0 million or 18.3 percent for the six month period ended June 30, 2005. These increases include loans acquired from Shrewsbury of $210.3 million during the first quarter, loans from NorCrown of $386.4 million during the second quarter and Valley’s year to date loan growth.

Consumer loans for the three months ended June 30, 2005, increased $68.8 million or 4.0 percent over the prior quarter and increased $79.8 million or 4.7 percent for the six month period ended June 30, 2005. These increases include loans acquired from Shrewsbury of $40.3 million during the first quarter and loans from NorCrown of $1.9 million during the second quarter, as well as increased automobile lending as expected, compared to the sluggish first quarter of 2005.

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

At June 30, 2005, non-accrual loans totaled $25.0 million, including $2.5 million from NorCrown, compared to $24.9 million at March 31, 2005. Valley’s experience indicates that the amount of non-accrual loans is historically low ranging from $14.6 million to $30.3 million during the last five quarters. There is no guarantee that this low level will continue.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans represent most loan types and are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $2.2 million at June 30, 2005, $370 thousand at September 30, 2004 and $2.2 million at June 30, 2004. There were no commercial mortgage loans in the process of being renewed at March 31, 2005 and December 31, 2004.

Total loans past due in excess of 30 days were 0.69 percent of all loans at June 30, 2005, 0.63 percent at March 31, 2005, 0.90 percent at December 31, 2004 and 0.55 percent at September 30, 2004 and June 30, 2004. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that this low level will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

	Loan Quality
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,984	$1,537	$2,870	$3,754	$4,952

Non-accrual loans	25,037	24,915	30,274	17,915	14,594
Other real estate owned (OREO)	1,083	1,036	480	480	524

Total non-performing assets	$26,120	$25,951	$30,754	$18,395	$15,118

Troubled debt restructured loans	0	0	0	0	0
Non-performing loans as a % of loans	0.33%	0.35%	0.44%	0.27%	0.22%
Non-performing assets as a % of loans plus OREO	0.33%	0.35%	0.44%	0.27%	0.23%
Allowance as a % of loans	0.96%	0.94%	0.95%	0.96%	1.00%

Allowance for Loan Losses

At June 30, 2005, the allowance for loan losses totaled $75.1 million, including the Shrewsbury and NorCrown balances of $9.3 million, compared with $65.7 million at December 31, 2004. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $936 thousand and $1.6 million for the three and six months ended June 30, 2005 compared with $1.5 million and $3.2 million for the three and six months ended June 30, 2004. The provision for the same periods in 2005 were $925 thousand and $1.7 million compared with $1.5 million and $3.3 million in 2004, and generally reflect the level of past dues, non-accruals and net charge-offs. Valley cannot predict that the low level of net charge-offs and net charge-offs as a percentage of average loans for the periods presented in the following table will continue in future periods. Additionally, delinquencies and non-accrual loans, as previously noted, are also at low levels and contribute to lower provision levels, even as loans continue to grow.

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

	Allowance for Loan Losses
	Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
	(in thousands)
Average loans outstanding	$7,480,523	$6,986,730	$6,913,293	$6,644,741	$6,371,083

Beginning balance	69,029	65,699	65,324	64,812	64,796

Loans charged-off	(1,886)	(1,378)	(4,976)	(2,182)	(2,501)
Recoveries	950	745	2,147	1,219	1,041

Net charge-offs	(936)	(633)	(2,829)	(963)	(1,460)
Provision charged to operations	925	752	3,204	1,475	1,476
Allowance for loan losses - NorCrown	6,041	n/a
Allowance for loan losses - Shrewsbury	n/a	3,211	n/a	n/a	n/a

Ending Balance	$75,059	$69,029	$65,699	$65,324	$64,812

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.04%	0.16%	0.06%	0.09%

Capital Adequacy5

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2005 and December 31, 2004, shareholders’ equity totaled $916.7 million and $707.6 million, respectively, or 7.5 percent and 6.6 percent of total assets, respectively. The increase in total shareholders’ equity for the six months ended June 30, 2005 was the result of net income of $77.3 million and additional capital issued in the Shrewsbury and NorCrown acquisitions of approximately $184.0 million, partly offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at June 30, 2005 was a $210 thousand unrealized loss on investment securities available for sale, net of deferred tax compared with an unrealized gain of $3.7 million, net of deferred tax at December 31, 2004. Also, included as a component of accumulated other comprehensive income at June 30, 2005 was a $1.5 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships compared with unrealized loss of $341, net of deferred tax at December 31, 2004.

On April 6, 2005, the Board of Directors declared a five percent stock dividend issued on May 20, 2005 and also agreed to increase the annual cash dividend rate to $0.88 per share, on an after-stock-dividend basis, representing an increase of 3 percent in the cash payout.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of 2.8 million shares of the Company’s outstanding common stock (“2003 Program”). Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.6 million shares of the Company’s outstanding common stock on August 21, 2001 (“2001 Program”). As of June 30, 2005, Valley had repurchased approximately 11.4 million shares of its common stock under the 2001 Program at an average cost of $22.25 per share. There were 155.6 thousand shares repurchased during the first half of 2005. Valley expects to continue the 2001 Program until all 11.6 million shares are purchased before the 2003 Program becomes effective.* However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier I capital and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

[5]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

Valley’s and VNB’s actual capital positions and ratios at June 30, 2005 and December 31, 2004, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2005
Total Risk-based Capital
Valley	$986,190	11.02%	$715,769	8.00%	$894,711	10.00%
VNB	948,620	10.64%	713,111	8.00%	891,388	10.00%
Tier I Risk-based Capital
Valley	911,131	10.18%	357,884	4.00%	536,827	6.00%
VNB	873,561	9.80%	356,555	4.00%	534,833	6.00%
Tier I Leverage Capital
Valley	911,131	8.01%	455,036	4.00%	568,795	5.00%
VNB	873,561	7.70%	453,888	4.00%	567,360	5.00%
As of December 31, 2004
Total Risk-based Capital
Valley	$945,235	11.95%	$632,917	8.00%	$791,147	10.00%
VNB	853,054	10.82%	630,461	8.00%	788,076	10.00%
Tier I Risk-based Capital
Valley	879,536	11.12%	316,459	4.00%	474,688	6.00%
VNB	787,355	9.99%	315,230	4.00%	472,846	6.00%
Tier I Leverage Capital
Valley	879,536	8.28%	424,749	4.00%	530,937	5.00%
VNB	787,355	7.44%	423,311	4.00%	529,138	5.00%

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November, 2001. In 2003, upon the adoption of FIN 46, Valley de-consolidated the VNB Capital Trust I Issuer Trust. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Total capital, subject to restrictions. Based on the final rule, Valley included all of its $200 million in trust preferred securities in Tier I capital. See Note 12 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information.

Book value per share amounted to $8.24 at June 30, 2005 and $6.82 at December 31, 2004. Tangible book value per share amounted to $6.21 at June 30, 2005 and $6.37 at December 31, 2004. Valley’s tangible book value is calculated net of intangible assets, consisting of goodwill, core deposit intangibles, loan servicing rights, customer lists and covenants not to compete.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 40.3 percent at June 30, 2005, compared with 42.1 percent at June 30, 2004. Cash dividends declared amounted to $0.43 per share, for the six months ended June 30, 2005, equivalent to a dividend pay-out ratio per diluted share of 59.7 percent, compared with 57.9 percent for the same period in 2004. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See page 28 for a discussion of interest rate sensitivity.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the Office of the Comptroller of the Currency (“OCC”) with respect to AML/BSA compliance recently has been vigorously applied, with regulatory action taking various forms.

Valley believes that its policies and procedures with respect to combating money laundering are effective and that Valley’s AML/BSA policies and procedures are reasonably designed to comply with applicable standards. Due to uncertainties in the requirements for and enforcement of AML/BSA laws and regulations, Valley cannot provide assurance that in the future it will not face a regulatory action, adversely affecting its ability to acquire banks and thrifts, or open new branches. However, Valley has no reason to believe that it will face such an activity limiting regulatory action based upon its most recently completed examination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

	ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
4/1/2005 - 4/30/2005	0	0	11,289,059	3,043,441

5/1/2005 - 5/31/2005	0	0	11,289,059	3,043,441

6/1/2005 - 6/30/2005	155,600	$23.35	11,444,659	2,887,841

Total	155,600	$23.35	11,444,659	2,887,841

(1)	Share data reflects the 5 percent stock dividend issued on May 20, 2005.
(2)	Publicly announced on May 14, 2003 to repurchase 2,756,250 shares. Publicly announced on August 21, 2001 to repurchase 11,576,250 shares.

Item 4. Submission of Matters to a Vote of Security Holders

On April 6, 2005, the Annual Meeting of Shareholders of Valley National Bancorp was held. A total of 80,523,592 of Valley’s shares were present or represented by proxy at the meeting. Valley’s shareholders took the following actions:

1.	Voted upon the election of 15 persons, named in the Proxy Statement, to serve as directors of the Corporation for the ensuing year. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of directors.

	Number of Votes
Name	For	Withheld
Andrew B. Abramson	79,668,552	1,369,194
Pamela Bronander	80,401,416	636,331
Eric P. Edelstein	80,045,044	992,703
Mary J. Steele Guilfoile	80,063,709	974,038
H. Dale Hemmerdinger	80,438,918	598,829
Graham O. Jones	79,746,785	1,290,962
Walter H. Jones, III	79,318,110	1,719,637
Gerald Korde	80,078,292	959,455
Michael L. LaRusso	80,411,670	596,077
Gerald H. Lipkin	80,349,297	688,450
Robinson Markel	78,090,210	2,947,537
Robert E. McEntee	80,033,299	1,004,448
Richard S. Miller	78,084,653	2,953,094
Barnett Rukin	80,070,903	966,844
Leonard J. Vorcheimer	79,688,348	1,349,399

2.	Approved the proposal for the 2004 Director Restricted Stock Plan with:

48,827,993 shares of votes cast;

6,259,877 Against/Withheld;

1,469,386 Abstained; and

24,503,301 Broker Non-Votes.

3.	Re-approval of the proposal for Section 162(m) performance criteria under the Executive Incentive Plan with:

76,840,349 shares of votes cast;

3,037,374 Against/Withheld; and

1,173,831 Abstained.

Item 6. Exhibits

(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation of the Company incorporated herein by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005.

(B)	By-laws incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A)	Valley National Bancorp 2004 Director Restricted Stock Plan incorporated herein by reference to Appendix A of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 7, 2005.

(B)	Form of Director Restricted Stock Award Agreement incorporated herein by reference to the Company’s Form 8-K Current Report filed on April 12, 2005.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2005	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman, President and
Chief Executive Officer

Date: August 8, 2005	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and
Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit Description
(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation of the Company incorporated herein by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005.

(B)	By-laws incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

(A)	Valley National Bancorp 2004 Director Restricted Stock Plan incorporated herein by reference to Appendix A of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 7, 2005.

(B)	Form of Director Restricted Stock Award Agreement incorporated herein by reference to the Company’s Form 8-K Current Report filed on April 12, 2005.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.