Form 10-Q
period 2005-09-30
VALLEY NATIONAL BANCORP
filed 2005-11-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 111,202,159 shares were outstanding as of November 8, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Cash and due from banks	$251,768	$163,371	$195,887
Investment securities held to maturity, fair value of $1,234,963 $1,306,074 and $1,296,886	1,241,014	1,292,338	1,278,403
Investment securities available for sale	2,190,702	1,883,729	1,799,130
Trading securities	2,396	2,514	2,346
Loans held for sale	1,452	2,157	8,252
Loans	8,081,812	6,932,158	6,815,373
Less: Allowance for loan losses	(75,180)	(65,699)	(65,324)

Net loans	8,006,632	6,866,459	6,750,049

Premises and equipment, net	180,297	161,473	154,439
Intangibles	219,007	45,888	47,610
Due from customers on acceptances outstanding	12,698	11,294	13,836
Accrued interest receivable	58,269	46,737	49,068
Bank owned life insurance	180,869	170,602	169,049
Other assets	138,612	116,829	162,781

Total Assets	$12,483,716	$10,763,391	$10,630,850

Liabilities
Deposits:
Non-interest bearing	$1,989,042	$1,768,352	$1,722,255
Interest bearing:
Savings	4,246,416	3,591,986	3,487,954
Time	2,455,077	2,158,401	2,191,896

Total deposits	8,690,535	7,518,739	7,402,105

Short-term borrowings	642,619	510,291	603,079
Long-term debt	2,090,128	1,890,170	1,790,187
Bank acceptances outstanding	12,698	11,294	13,836
Accrued expenses and other liabilities	129,609	125,299	125,477

Total Liabilities	11,565,589	10,055,793	9,934,684

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	0	0	0
Common stock, no par value, authorized 164,894,580 shares; issued 111,430,999 shares	39,340	34,930	34,963
Surplus	743,332	437,659	439,370
Retained earnings	157,793	232,431	215,025
Unallocated common stock held by employee benefit plan	(13)	(88)	(129)
Accumulated other comprehensive (loss) income	(17,616)	3,355	11,275

	922,836	708,287	700,504
Treasury stock, 202,400, 28,871 and 181,824 shares at cost	(4,709)	(689)	(4,338)

Total Shareholders’ Equity	918,127	707,598	696,166

Total Liabilities and Shareholders’ Equity	$12,483,716	$10,763,391	$10,630,850

See accompanying notes to the consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$122,084	$94,077	$334,461	$270,876
Interest and dividends on investment securities:
Taxable	37,370	34,808	107,570	100,585
Tax-exempt	3,119	2,971	9,255	8,615
Dividends	1,179	499	3,300	1,346
Interest on federal funds sold and other short-term investments	247	76	644	200

Total interest income	163,999	132,431	455,230	381,622

Interest Expense
Interest on deposits
Savings deposits	16,129	5,886	36,836	15,761
Time deposits	18,162	11,821	46,820	34,262
Interest on short-term borrowings	4,298	1,603	11,417	3,023
Interest on long-term debt	22,522	18,350	62,836	52,202

Total interest expense	61,111	37,660	157,909	105,248

Net Interest Income	102,888	94,771	297,321	276,374
Provision for loan losses	1,125	1,475	2,802	4,799

Net Interest Income after Provision for Loan Losses	101,763	93,296	294,519	271,575

Non-Interest Income
Trust and investment services	1,603	1,395	4,799	4,444
Insurance premiums	3,004	3,401	9,067	10,818
Service charges on deposit accounts	5,875	5,118	16,739	15,116
Gains on securities transactions, net	361	594	2,679	5,211
Gains on trading securities, net	353	504	1,260	1,870
Fees from loan servicing	1,709	1,934	5,271	6,145
Gains on sales of loans, net	501	792	1,568	2,300
Bank owned life insurance	1,820	1,532	5,132	4,645
Other	4,091	4,141	11,492	12,591

Total non-interest income	19,317	19,411	58,007	63,140

Non-Interest Expense
Salary expense	27,371	25,660	78,817	73,939
Employee benefit expense	6,774	5,919	20,552	17,126
Net occupancy expense	11,232	8,981	31,131	27,111
Amortization of intangible assets	2,275	2,083	6,351	6,972
Advertising	1,525	1,974	5,958	6,090
Other	12,301	10,260	34,792	31,517

Total non-interest expense	61,478	54,877	177,601	162,755

Income Before Income Taxes	59,602	57,830	174,925	171,960
Income tax expense	17,660	18,444	55,724	57,413

Net Income	$41,942	$39,386	$119,201	$114,547

Weighted Average Number of Shares Outstanding:
Basic	111,256,033	103,609,898	108,173,490	103,577,669
Diluted	111,636,535	104,072,003	108,590,868	104,072,887
Earnings Per Share:
Basic	$0.38	$0.38	$1.10	$1.11
Diluted	0.38	0.38	1.10	1.10
Cash dividends declared per common share	0.22	0.21	0.65	0.63

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$119,201	$114,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,729	16,568
Amortization of compensation costs pursuant to long-term stock incentive plans	2,956	2,366
Provision for loan losses	2,802	4,799
Net amortization of premiums and accretion of discounts	3,280	4,221
Net gains on securities transactions	(2,679)	(5,211)
Proceeds from sales of loans	17,349	45,651
Gains on sales of loans	(1,568)	(2,300)
Origination of loans held for sale	(15,682)	(46,795)
Purchases of trading securities	(187,036)	(207,040)
Proceeds from sales of trading securities	187,154	208,946
Net increase in cash surrender value of bank owned life insurance	(5,132)	(4,645)
Net increase in accrued interest receivable and other assets	(20,917)	(7,925)
Net decrease in accrued expenses and other liabilities	(46,145)	(33,061)

Net cash provided by operating activities	71,312	90,121

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	71,604	410,030
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	336,530	772,564
Purchases of investment securities available for sale	(586,876)	(1,212,904)
Purchases of investment securities held to maturity	(100,989)	(205,853)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	158,344	168,847
Net increase in federal funds sold	12,600	0
Net increase in loans	(453,300)	(652,879)
Acquisitions, net of cash and cash equivalents acquired	80,418	0
Purchases of premises and equipment	(20,993)	(35,259)

Net cash used in investing activities	(502,662)	(755,454)

Cash flows from financing activities
Net increase in deposits	302,992	239,137
Net increase in short-term borrowings	125,045	225,773
Advances of long-term debt	474,816	400,000
Repayment of long-term debt	(309,548)	(157,034)
Dividends paid to common shareholders	(69,982)	(64,464)
Purchase of common shares to treasury	(5,349)	(1,030)
Common stock issued, net of cancellations	1,773	672

Net cash provided by financing activities	519,747	643,054

Net increase (decrease) in cash and cash equivalents	88,397	(22,279)
Cash and cash equivalents at January 1st	163,371	218,166

Cash and cash equivalents at September 30th	$251,768	$195,887

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$152,142	$105,284
Cash paid during the period for federal and state income taxes	65,142	68,863

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Consolidated Statements of Financial Condition as of September 30, 2005, December 31, 2004 and September 30, 2004, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and 2004 and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004 have been prepared by Valley National Bancorp (“Valley”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. Share data reflects the 5 percent stock dividend issued on May 20, 2005.

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

On March 31, 2005, Valley completed the Shrewsbury Bancorp acquisition and on June 3, 2005, completed the NorCrown Bank acquisition using the purchase method of accounting. Under the purchase method, the acquired assets and liabilities are recorded at their estimated fair values as of the date of acquisition in Valley’s Statement of Financial Condition (see Footnote 12), and income and expenses are recorded in Valley’s Statement of Income from the dates of acquisition. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

The following table shows the calculation of both Basic and Diluted EPS for the three and nine months ended September 30, 2005 and 2004.

[1]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (in thousands)	$41,942	$39,386	$119,201	$114,547

Basic weighted-average number of shares outstanding	111,256,033	103,609,898	108,173,490	103,577,669
Plus: Common stock equivalents	380,502	462,105	417,378	495,218

Diluted weighted-average number of shares outstanding	111,636,535	104,072,003	108,590,868	104,072,887

Earnings per share:
Basic	$0.38	$0.38	$1.10	$1.11
Diluted	0.38	0.38	1.10	1.10

Common stock equivalents for the three and nine months ended September 30, 2005 exclude common stock options of approximately 807 thousand and 782 thousand, and exclude 406 thousand for the three and nine months ended September 30, 2004, because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per share calculation.

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

The following table shows the components of Valley’s intangible assets for the period ended September 30, 2005, December 31, 2004 and September 30, 2004.

	September 30, 2005	December 31, 2004	September 30, 2004
	(in thousands)
Loan servicing rights	$19,156	$22,902	$24,370
Goodwill	177,886	17,611	17,760
Core deposits	17,011	226	258
Other intangibles	4,954	5,149	5,222

Total intangibles	$219,007	$45,888	$47,610

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

For the three and nine months ended September 30, 2005 and 2004, Valley recorded stock-based employee compensation expense for incentive stock options of $214 thousand and $643 thousand, and $151 thousand and $454 thousand, net of tax, respectively. Valley will continue to amortize the remaining cost of these grants of approximately $2.7 million, net of tax, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except for share data)
Net income
As reported	$41,942	$39,386	$119,201	$114,547
Stock-based compensation cost, net of tax	(120)	(181)	(359)	(542)

Pro forma net income	$41,822	$39,205	$118,842	$114,005

Earnings per share
As reported:
Basic	$0.38	$0.38	$1.10	$1.11
Diluted	0.38	0.38	1.10	1.10
Pro forma:
Basic	$0.38	$0.38	$1.10	$1.10
Diluted	0.37	0.38	1.09	1.10

The Financial Accounting Standards Board (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) in December 2004. SFAS No. 123R is a revision of SFAS No. 123. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Adoption of SFAS No. 123R on January 1, 2006, is not expected to have a material impact on Valley’s consolidated financial statements.

5. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains (losses) on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net Income	$41,942	$39,386	$119,201	$114,547

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	(15,286)	18,509	(17,749)	(6,970)
Less reclassification adjustment for gains included in net income on AFS	(252)	(374)	(1,695)	(3,234)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(580)	1,405	(1,483)	1,405
Less reclassification adjustment for losses (gains) on derivatives included in net income	210	(457)	(44)	(457)

Other comprehensive (losses) income	(15,908)	19,083	(20,971)	(9,256)

Total comprehensive income	$26,034	$58,469	$98,230	$105,291

6. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

7. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit (“Standbys”) of $202.9 million as of September 30, 2005. Standbys represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total Standbys, 66 percent are secured and in the event of non performance by the customer, Valley has rights to the underlying collateral which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit.

8. Subordinated Debt

On July 13, 2005, Valley National Bank (“VNB”) issued $100 million 5.0% subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes will be payable semi-annually in arrears at an annual rate of 5.0% on January 15 and July 15 of each year, beginning January 15, 2006. Net proceeds from the subordinated debt offering have been utilized to replace the cash paid to shareholders for the acquisition of Shrewsbury Bancorp and Shrewsbury State Bank and NorCrown Bank.

9. Pension Plan

Valley has a non-contributory defined benefit pension plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for each of the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$918	$831	$2,921	$2,378
Interest cost	894	806	2,625	2,379
Expected return on plan assets	(1,064)	(942)	(3,188)	(2,826)
Net amortization of transition asset	0	(4)	0	(12)
Amortization of prior service cost	23	37	99	110
Amortization of net losses (gains)	76	18	200	18

Net periodic pension expense	$847	$746	$2,657	$2,047

10. Derivative Instruments and Hedging Activities

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

At September 30, 2005 and December 31, 2004, derivatives designated as cash flow hedges with a fair value of $3.2 million and $576 thousand, respectively, were included in other liabilities. At September 30, 2004, these derivatives had a fair value of $1.6 million and were included in other assets. The unrealized loss of $1.9 million and $341 thousand as of September 30, 2005 and December 31, 2004, respectively, and the unrealized gain of $948 thousand as of September 30, 2004, for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income, net of related income taxes of $1.3 million, $235 thousand and $655 thousand, respectively. No hedge ineffectiveness existed on cash flow hedges during the nine months of 2005 and 2004.

disclosed in the statement of comprehensive income, net of related income taxes of $1.3 million, $235 thousand and $655 thousand, respectively. No hedge ineffectiveness existed on cash flow hedges during the nine months of 2005 and 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on Valley’s variable-rate loans. During the nine months ended September 30, 2005, $75 thousand was reclassified out of other comprehensive income as the hedged forecasted transactions occurred. During the next twelve months, Valley estimates the unrealized loss of $1.9 million, net of tax, will be reclassified out of other comprehensive income as a reduction to interest income.

11. Recent Accounting Pronouncements

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The public comment period for the proposed Interpretation ended September 12, 2005. The FASB staff is considering the comment letters that have been received and is determining the plan for re-deliberations. The FASB Board expects to issue a final Interpretation, which would include amendments to Statement 109, in the first quarter of 2006.

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, delaying the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. Such guidance was also issued in September 2004 in the form of proposed FSP EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP EITF 03-1-a”). At its July 2005 meeting, the FASB decided that they will issue proposed FSP EITF 03-1-a as final. The final FSP, to be re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company’s assertion for one security would not call into question assertions made for other impaired securities. The final FSP is expected to be issued and become effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Valley does not expect the adoption of the final FSP will have a significant impact on its financial condition or results of operations.

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

Valley recorded goodwill and core deposits totaling approximately $159.8 million and $17.0 million, respectively, in the above transactions. The goodwill was assigned to the consumer lending segment.

The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are preliminary and are subject to adjustments as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values or other purchase accounting adjustments, determinable within twelve months from the acquisition dates, would result in adjustments to goodwill. During the third quarter, adjustments to the amount of goodwill, core deposit intangibles and the resulting core deposit intangible amortization were made, to reflect the continuing analysis of Valley’s intangible assets.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	changes in loan, investment and mortgage prepayment assumptions;

•	relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to AML/BSA compliance;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	retention of loans, deposits, customers and staff of Shrewsbury and NorCrown.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Changes in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations. Notes 1 and 14 of the Notes to Consolidated Financial Statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2004, include additional discussion on the accounting for income taxes.

Executive Summary2

Net income was $41.9 million for the third quarter ended September 30, 2005, compared to $39.0 million for the quarter ended June 30, 2005 and $39.4 million for the third quarter of 2004, representing increases of 7.6 percent and 6.5 percent, respectively. Diluted earnings per share was $0.38 for the third quarter of 2005 inclusive of additional shares issued as a result of Valley’s acquisitions in the first half of 2005, compared with $0.36 for the quarter ended June 30, 2005 and $0.38 for the quarter ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $119.2 million compared to $114.5 million for the same period in 2004. Diluted earnings per share were $1.10 for both the nine month period ended September 30, 2005 and 2004.

During the quarter, loans grew by $238.5 million or 12.2 percent annualized and increased $1.1 billion for the nine months ended September 30, 2005. This nine month increase includes approximately $688 million of loans from the Shrewsbury and NorCrown acquisitions. The most significant growth during the quarter was in the automobile sector and in commercial loans. Automobile lending increased, as a result of the manufacturers “employee discount” sales programs combined with the expanded market presence of Valley’s indirect dealer program. In addition, commercial lines of credit increased from both existing customers and new customers.

Deposits increased $63.4 million or 2.9 percent annualized on a linked quarter basis primarily from increases in savings and time deposits. Deposits increased $1.2 billion or 15.6 percent for the nine months ended September 30, 2005, which includes approximately $894 million of deposits from the NorCrown and Shrewsbury acquisitions. Valley continues to price strategically to increase deposits in one of the most competitive deposit markets in the United States. However, on a continuing basis, Valley balances the growth of traditional core deposits and other deposit products against alternative wholesale funding sources. Borrowings increased by $332.3 million or 13.8 percent for the first nine months of 2005, which includes $100 million of subordinated debt issued on July 13, 2005 (See Footnote 8 – Subordinated Debt.) The cost of deposits and borrowings increased by approximately 25 basis points during the quarter ended September 30, 2005.

[2]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

For the quarter ended September 30, 2005, Valley achieved an annualized return on average tangible shareholders’ equity3 (“ROATE”) of 23.94 percent (see reconciliation below), an annualized return on average assets (“ROA”) of 1.37 percent and an annualized return on average shareholders’ equity (“ROE”) of 18.20 percent which includes intangible assets arising from the Shrewsbury and NorCrown acquisitions. The comparable ratios for the quarter ended September 30, 2004, were an annualized ROATE of 25.44 percent, an annualized ROA of 1.51 percent and an annualized ROE of 23.65 percent.

The following table shows a reconciliation of average shareholders’ equity to average tangible shareholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$41,942	$39,386	$119,201	$114,547

Shareholders’ equity	$921,977	$666,169	$828,993	$669,929
Less: Goodwill and identifiable intangible assets	(221,124)	(46,984)	(142,972)	(49,006)

Tangible shareholders’ equity	$700,853	$619,185	$686,021	$620,923

Annualized ROATE	23.94%	25.44%	23.17%	24.60%

Net Interest Income 4

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities. Net interest margin is calculated by dividing tax equivalent net interest income by average interest-earning assets.

Net interest income for the third quarter increased $8.1 million or 8.6 percent to $102.9 million over the same quarter of 2004, $3.0 million or 3.1 percent over the second quarter of 2005 and increased $20.9 million or 7.6 percent for the nine months ended September 30, 2005 over the same period last year. The net interest margin for the third quarter on a tax equivalent basis was 3.66 percent, 10 basis points lower than the second quarter of 2005. The decline was mainly the result of the continued flattening of the yield curve with funding costs increasing faster than yields on new and re-pricing term loans and investments. The overall yield on loans and investments increased over the second quarter of 2005 by 10 basis points, while deposit and borrowing costs increased 25 basis points causing most of the narrowing of the margin. Deposit costs have been increasing mainly due to competitive pricing pressure combined with rising short-term interest rates.

Valley, as most of the banking industry, has experienced a declining trend in its net interest margin. Valley has seen the margin decline in each of the last five quarters and expects this trend to continue through the fourth quarter of 2005.* These declines have mainly been the result of the flattening yield curve. As a result, deposit and borrowing costs continue to rise at a faster pace than interest received on

[3]	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. The annualized ROATE is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity.
[4]	Net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

loans and investments. During the last five quarters, with the exception of the first quarter of 2005, Valley has been able to offset this margin compression and increase net interest income as a result of growing average interest earning assets faster than average interest bearing liabilities. If the yield curve continues to remain relatively flat or if the yield curve should become inverted, Valley would expect continued margin compression in 2006.* The ability to generate loans and deposits may allow Valley to continue to offset this margin compression which would cause net interest income to grow.*

For the third quarter of 2005, average loans increased $482 million or 6.44 percent, while average investments increased $142 million or 4.3 percent compared to the second quarter of 2005. These increases include loans and investments added from the NorCrown acquisition.

Average interest bearing liabilities for the quarter ended September 30, 2005 increased $534 million or 6.1 percent, compared with the second quarter of 2005. Average total interest bearing deposits increased $400 million or 6.4 percent for the quarter ended September 30, 2005 compared with the second quarter of 2005. Average total borrowings increased $134 million or 5.4 percent during the third quarter, primarily due to VNB’s issuance of $100 million subordinated debt on July 13, 2005.

Interest on loans increased $10.9 million for the third quarter of 2005 compared to the second quarter of 2005 due to the increased volume of loans and higher short-term interest rates. Interest from investments increased $1.1 million for the three month period ended September 30, 2005 compared with the quarter ended June 30, 2005 mainly due to larger average balances and partially offset by a lower average interest rate. Beginning in June of 2004 and until November 1, 2005, the Federal Reserve (“Fed”) increased short-term interest rates eleven times. Valley’s prime rate moves in conjunction with each interest rate increase which resulted in higher interest income during the quarter ended September 30, 2005, from loans tied to the prime lending rate. Additional increases in the prime rate could further increase interest income on those loans for the remainder of 2005, should the increases continue to occur.*

Interest expense for the three months ended September 30, 2005 increased $8.9 million compared with the quarter ended June 30, 2005 mainly due to higher rates paid on deposits and borrowings. This increase was primarily the result of increased deposit rates due to pressures on deposit pricing from the market place and higher borrowing costs due to the rise in short-term rates.

The following table reflects the components of net interest income for each of the three months ended September 30, 2005 and June 30, 2005.

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Interest Income on a Tax Equivalent Basis

	Three months ended September 30, 2005			Three months ended June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$7,962,189	$122,127	6.14%	$7,480,523	$111,225	5.95%
Taxable investments	3,114,714	38,549	4.95%	2,960,641	37,439	5.06%
Tax-exempt investments (1)	313,324	4,799	6.13%	325,138	4,854	5.97%
Federal funds sold and other short-term investments	30,114	247	3.28%	34,900	291	3.34%

Total interest earning assets	11,420,341	165,722	5.80%	10,801,202	153,809	5.70%
Allowance for loan losses	(76,044)			(71,585)
Cash and due from banks	229,046			226,964
Other assets	695,002			638,111
Unrealized loss on securities available for sale	(12,545)			(11,004)

Total assets	$12,255,800			$11,583,688

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$4,249,153	$16,129	1.52%	$3,993,938	$12,073	1.21%
Time deposits	2,430,264	18,162	2.99%	2,285,187	15,739	2.75%

Total interest bearing deposits	6,679,417	34,291	2.05%	6,279,125	27,812	1.77%
Short-term borrowings	555,043	4,298	3.10%	535,485	3,769	2.82%
Long-term debt	2,074,478	22,522	4.34%	1,960,288	20,647	4.21%

Total interest bearing liabilities	9,308,938	61,111	2.63%	8,774,898	52,228	2.38%
Demand deposits	1,964,872			1,921,119
Other liabilities	60,013			40,457
Shareholders’ equity	921,977			847,214

Total liabilities and shareholders’ equity	$12,255,800			$11,583,688

Net interest income (tax equivalent basis)		$104,611			$101,581
Tax equivalent adjustment		(1,723)			(1,741)

Net interest income		$102,888			$99,840

Net interest rate differential			3.17%			3.32%
Net interest margin (3)			3.66%			3.76%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for each of the three months ended March 31, 2005 and December 31, 2004.

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Interest Income on a Tax Equivalent Basis

	Three months ended March 31, 2005			Three months ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)			(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,986,730	$101,235	5.80%	$6,913,293	$100,085	5.79%
Taxable investments	2,809,959	34,882	4.97%	2,749,399	34,191	4.97%
Tax-exempt investments (1)	323,590	4,587	5.67%	322,141	4,572	5.68%
Federal funds sold and other short-term investments	12,067	106	3.51%	18,545	96	2.07%

Total interest earning assets	10,132,346	140,810	5.56%	10,003,378	138,944	5.56%
Allowance for loan losses	(66,355)			(70,539)
Cash and due from banks	194,588			199,430
Other assets	506,685			500,797
Unrealized (loss) gain on securities available for sale	(8,852)			10,940

Total assets	$10,758,412			$10,644,006

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,658,713	$8,634	0.94%	$3,569,992	$7,354	0.82%
Time deposits	2,093,702	12,919	2.47%	2,157,664	12,570	2.33%

Total interest bearing deposits	5,752,415	21,553	1.50%	5,727,656	19,924	1.39%
Short-term borrowings	590,699	3,350	2.27%	508,105	2,235	1.76%
Long-term debt	1,889,266	19,667	4.16%	1,859,993	19,200	4.13%

Total interest bearing liabilities	8,232,380	44,570	2.17%	8,095,754	41,359	2.04%
Demand deposits	1,757,545			1,801,238
Other liabilities	52,968			44,795
Shareholders’ equity	715,519			702,219

Total liabilities and shareholders’ equity	$10,758,412			$10,644,006

Net interest income (tax equivalent basis)		$96,240			$97,585
Tax equivalent adjustment		(1,647)			(1,640)

Net interest income		$94,593			$95,945

Net interest rate differential			3.39%			3.52%
Net interest margin (3)			3.80%			3.90%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for the three months ended September 30, 2004.

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Interest Income on a Tax Equivalent Basis

	Three months ended September 30, 2004
	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$6,644,741	$94,114	5.67%
Taxable investments	2,803,510	35,307	5.04%
Tax-exempt investments (1)	325,127	4,576	5.63%
Federal funds sold and other short-term investments	16,989	76	1.79%

Total interest earning assets	9,790,367	134,073	5.48%
Allowance for loan losses	(69,419)
Cash and due from banks	209,285
Other assets	470,221
Unrealized gain on securities available for sale	1,538

Total assets	$10,401,992

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,491,498	$5,886	0.67%
Time deposits	2,160,260	11,821	2.19%

Total interest bearing deposits	5,651,758	17,707	1.25%
Short-term borrowings	484,850	1,603	1.32%
Long-term debt	1,802,459	18,350	4.07%

Total interest bearing liabilities	7,939,067	37,660	1.90%
Demand deposits	1,762,175
Other liabilities	34,581
Shareholders’ equity	666,169

Total liabilities and shareholders’ equity	$10,401,992

Net interest income (tax equivalent basis)		$96,413
Tax equivalent adjustment		(1,642)

Net interest income		$94,771

Net interest rate differential			3.58%
Net interest margin (3)			3.94%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2005 and 2004.

Year-to-Date Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Interest Income on a Tax Equivalent Basis

	Nine months ended September 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$7,480,054	$334,587	5.96%	$6,416,866	$270,986	5.63%
Taxable investments	2,962,888	110,870	4.99%	2,739,722	101,931	4.96%
Tax-exempt investments (1)	320,646	14,239	5.92%	310,819	13,254	5.69%
Federal funds sold and other short-term investments	25,760	644	3.33%	18,275	200	1.46%

Total interest earning assets	10,789,348	460,340	5.69%	9,485,682	386,371	5.43%
Allowance for loan losses	(71,363)			(68,403)
Cash and due from banks	216,992			209,987
Other assets	613,955			463,203
Unrealized (loss) gain on securities available for sale	(10,814)			16,964

Total assets	$11,538,118			$10,107,433

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings deposits	$3,969,431	$36,836	1.24%	$3,413,390	$15,761	0.62%
Time deposits	2,270,950	46,820	2.75%	2,189,770	34,262	2.09%

Total interest bearing deposits	6,240,381	83,656	1.79%	5,603,160	50,023	1.19%
Short-term borrowings	560,278	11,417	2.72%	365,660	3,023	1.10%
Long-term debt	1,975,356	62,836	4.24%	1,691,971	52,202	4.11%

Total interest bearing liabilities	8,776,015	157,909	2.40%	7,660,791	105,248	1.83%
Demand deposits	1,881,938			1,718,631
Other liabilities	51,172			58,082
Shareholders’ equity	828,993			669,929

Total liabilities and shareholders’ equity	$11,538,118			$10,107,433

Net interest income (tax equivalent basis)		$302,431			$281,123
Tax equivalent adjustment		(5,110)			(4,749)

Net interest income		297,321			276,374

Net interest rate differential			3.29%			3.60%
Net interest margin (3)			3.74%			3.95%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	Net interest income on a tax equivalent basis as a percentage of total average interest earnings assets.

The following table demonstrates the relative impact on net income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities.

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2005 Compared with 2004 Increase (Decrease) (1)			Nine Months Ended September 30, 2005 Compared with 2004 Increase (Decrease) (1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest Income:
Loans (2)	$28,013	$19,751	$8,262	$63,601	$46,857	$16,744
Taxable investments	3,242	3,861	(619)	8,939	8,348	591
Tax-exempt investments (2)	223	(170)	393	985	427	558
Federal funds sold and other short-term investments	171	82	89	444	107	337

	$31,649	$23,524	$8,125	$73,969	$55,739	$18,230

Interest Expense:
Savings deposits	10,243	1,513	8,730	21,075	2,928	18,147
Time deposits	6,341	1,615	4,726	12,558	1,312	11,246
Short-term borrowings	2,695	262	2,433	8,394	2,237	6,157
Long-term debt	4,172	2,897	1,275	10,634	8,972	1,662

	23,451	6,287	17,164	52,661	15,449	37,212

Net interest income (tax equivalent basis)	$8,198	$17,237	$(9,039)	$21,308	$40,290	$(18,982)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is adjusted to a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

Non-interest income represents 10.5 percent and 11.3 percent of total revenue for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2005, non-interest income decreased by $94 thousand and $5.1 million, respectively, mainly due to lower gains on securities, gains on trading securities and gains on sales of loans, as well as a decrease in insurance premiums and a decline in other income, compared with the same periods in 2004.

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Trust and investment services	$1,603	$1,395	$4,799	$4,444
Insurance premiums	3,004	3,401	9,067	10,818
Service charges on deposit accounts	5,875	5,118	16,739	15,116
Gains on securities transactions, net	361	594	2,679	5,211
Gains on trading securities, net	353	504	1,260	1,870
Fees from loan servicing	1,709	1,934	5,271	6,145
Gains on sales of loans, net	501	792	1,568	2,300
Bank owned life insurance	1,820	1,532	5,132	4,645
Other	4,091	4,141	11,492	12,591

Total non-interest income	$19,317	$19,411	$58,007	$63,140

Insurance premiums decreased $397 thousand or 11.7 percent for the three months ended September 30, 2005, compared with the same period in 2004 and decreased $1.8 million or 16.2 percent for the nine months ended September 30, 2005 compared with the same period in 2004, due to a decline in title insurance revenues. This was mainly a result of a reduction in residential mortgage activity and corresponding lower title insurance premiums.

Services charges on deposit accounts increased $757 thousand or 14.8 percent for the third quarter of 2005 and increased $1.6 million or 10.7 percent for the nine months ended September 30, 2005, compared with the same periods in 2004. These increases were primarily due to the additional income earned from Valley’s recent acquisitions.

Gains on securities transactions, net, decreased $233 thousand or 39.2 percent and $2.5 million or 48.6 percent for the three and nine months ended September 30, 2005, compared with the same periods in 2004. The majority of securities gains during the current quarter were generated from mortgage-backed securities. The decline in securities gains was attributable to reduced sales activity in securities during the first nine months of 2005 as compared to the same period in 2004. This reduced amount was a reflection of the flattening yield curve and the inability to generate gains.

Gains on trading securities, net, decreased $151 thousand or 30.0 percent and $610 thousand or 32.6 percent for the three and nine months ended September 30, 2005, compared with the same periods in 2004, due to the decline in volume of municipal and corporate bond sales in Valley’s brokerage subsidiary.

Fees from loan servicing decreased $225 thousand or 11.6 percent and $874 thousand or 14.2 percent for the three and nine months ended September 30, 2005, compared with the same periods in 2004, mainly due to smaller balances of loans serviced resulting from refinance and payoff activity and Valley’s decision not to acquire additional loan servicing portfolios in the current interest rate environment.

Gains on sales of loans, net, for the three and nine months ended September 30, 2005 decreased $291 thousand or 36.7 percent and $732 thousand or 31.8 percent compared with the same periods in 2004. These decreases were primarily attributable to a lower sales volume of residential mortgage loans for the three and nine months ended September 30, 2005 of $1.2 million and $4.7 million compared with $12.8 million and $29.6 million for the same periods in 2004, as well as lower sales of SBA loans of $3.2 million and $11.6 for the three and nine months ended September 30, 2005 compared with $5.0 and $14.5 million for the same periods in 2004. Based on the lower levels of refinancing and purchase activity during 2005 by customers, Valley currently expects that the amount of residential loan activity and loan sale gains will continue to be lower for the remainder of 2005 as compared to 2004.*

Other non-interest income decreased $50 thousand or 1.2 percent and $1.1 million or 8.7 percent, for the three and nine months ended September 30, 2005, compared with the same periods last year. These decreases were primarily because call options were not written during the first nine months of 2005 compared with $473 thousand and $1.7 million earned in call options during the three and nine months ended September 30, 2004. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Salary expense	$27,371	$25,660	$78,817	$73,939
Employee benefit expense	6,774	5,919	20,552	17,126
Net occupancy expense	11,232	8,981	31,131	27,111
Amortization of intangible assets	2,275	2,083	6,351	6,972
Advertising	1,525	1,974	5,958	6,090
Other	12,301	10,260	34,792	31,517

Total non-interest expense	$61,478	$54,877	$177,601	$162,755

Non-interest expense increased by $6.6 million or 12.0 percent and $14.8 million or 9.1 percent for the three and nine months ended September 30, 2005 compared with the same periods in 2004, mainly due to increases in salaries, employee benefits, occupancy expenses, telephone, stationery and professional fees. Valley incurred additional expenses due to the recent acquisitions of Shrewsbury and NorCrown and to support continued expanded branch and call center hours of operations as well as costs related to new business development and the implementation of regulatory compliance programs.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 50.3 percent and 50.0 percent for the three and nine month periods ended September 30, 2005 compared with 48.1 percent and 47.9 percent for the same periods in 2004. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. The efficiency ratio has increased in recent years as a result of the higher efficiency ratios of Valley’s non-bank subsidiaries, additional expenses incurred in connection with expanded branch and call center hours of operations, the recent Shrewsbury and NorCrown acquisitions and increased spending related to new business development and the implementation of regulatory compliance programs in connection with anti-money laundering (“AML”) and bank secrecy laws (“BSA”).

Salary expense increased $1.7 million or 6.7 percent and $4.9 million or 6.6 percent for the three and nine months ended September 30, 2005, compared with the same periods in the prior year. At September 30, 2005, Valley’s full-time equivalent staff was 2,426 compared with 2,287 at September 30, 2004. Valley incurred additional expense due to the recent acquisitions of Shrewsbury and NorCrown and to support continued expanded branch and call center hours of operations as well as incurred costs related to new business development and the implementation of regulatory compliance programs. These costs were partly offset by part-time employees being utilized to a greater degree, especially in branch operations.

Valley continued its spending in connection with efforts to comply with the anti-money laundering and bank secrecy laws by adding additional compliance staff and hiring outside professionals to create a more robust compliance function required by the current regulatory environment. These laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the Office of the Comptroller of the Currency (“OCC”) with respect to AML/BSA compliance recently has been vigorously applied throughout the banking industry, with regulatory action taking various forms. See Part II, Item 1. Legal Proceedings, page 40.

Employee benefit expense increased by $855 thousand or 14.4 percent and $3.4 million or 20.0 percent for the three and nine months ended September 30, 2005 compared with the same periods in the prior year, mainly due to increased medical group insurance, pension plan cost, stock incentive plan accruals and additional benefit costs attributable to the acquisitions of Shrewsbury and NorCrown.

Net occupancy expense for the three and nine months ended September 30, 2005 increased $2.3 million or 25.1 percent and $4.0 million or 14.8 percent compared with the same periods in 2004 and increased $1.2 million or 11.6 percent compared with the quarter ended June 30, 2005. These increases were largely due to business expansion such as the new acquisitions, new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities. Depreciation expense increased by $772 thousand or 24.9 percent and $1.6 million or 16.6 percent during the three and nine months ended September 30, 2005, respectively, compared with the same period in 2004 and rent expense increased $572 thousand or 23.8 percent and $904 thousand or 12.3 percent for the same periods.

Amortization of intangible assets consisting primarily of amortization of loan servicing rights increased $192 thousand or 9.2 percent and decreased $621 thousand or 8.9 percent for the three and nine months ended September 30, 2005 compared with the same periods in 2004. Amortization of loan servicing rights for residential mortgages totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2005 compared with $1.6 million and $5.5 million recorded for the same periods in 2004. Amortization expense decreased as a result of lower levels of prepayments, partially offset by the core deposit amortization recorded in connection with the Shrewsbury and NorCrown acquisitions.

Other non-interest expense for the three and nine months ended September 30, 2005 increased $2.0 million or 19.9 percent and $3.3 million or 10.4 percent compared with the same periods in 2004, mainly due to additional service fees and professional fees (legal, examination and consulting). The significant components of other non-interest expense include credit card fees, data processing, postage, professional fees, telephone, stationery, insurance and service fees.

Income Taxes

Income tax expense as a percentage of pre-tax income was 29.6 percent and 31.9 percent for the three and nine months ended September 30, 2005, compared with 31.9 percent and 33.4 percent for the same prior year periods, and 32.5 percent on June 30, 2005. The decrease was mainly due to an increase in tax exempt investments, tax credits from low income housing investments and a reduction in state income taxes, due to various state tax operations and benefits therefrom. The effective tax rate is currently expected to be approximately 32.0 percent for the remainder of 2005 as a result of low income housing tax credits and increased tax exempt income, unless there are changes in levels of non-taxable income, tax planning strategies or unexpected changes in state or federal income tax laws or the results of federal or state income tax audits.*

Business Segments

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

The following table presents the financial data for each of the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,757,872	$4,215,745	$3,446,724	$0	$11,420,341
Income (loss) before income taxes	$19,274	$30,007	$18,577	$(8,256)	$59,602
Return on average interest earning assets (pre-tax)	2.05%	2.85%	2.16%	0.00%	2.09%

	Three Months Ended September 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,363,626	$3,282,960	$3,143,781	$0	$9,790,367
Income (loss) before income taxes	$19,088	$22,428	$22,624	$(6,310)	$57,830
Return on average interest earning assets (pre-tax)	2.27%	2.73%	2.88%	0.00%	2.36%

Consumer Lending

For the three months ended September 30, 2005, income before income taxes increased $186 thousand to $19.3 million, compared with the three month period ended September 30, 2004. The increase was primarily due to the increase in net interest income, a lower provision for loan losses and a decrease in non-interest expense, offset by the decline in non-interest income (from lower gains on the sale of loans, loan fees and fees from insurance premiums) and higher internal transfer expense. Average interest earning assets increased $394.2 million or 11.7 percent, resulting in an increase in net interest income, substantially offset by the decline in net interest margin. The increase in average interest earning assets was attributed mostly to volume gains in automobile loans, achieved primarily as a result of the manufacturers “employee discount” sales promotion combined with the expanded market presence of Valley’s indirect dealer program with active account relationships of over 640 dealers. Average interest rates on loans increased 20 basis points to 5.53 percent and the interest expense associated with funding sources increased 59 basis points to 1.97 percent.

Commercial Lending

For the three months ended September 30, 2005, income before income taxes increased $7.6 million to $30.0 million compared with the three month period ended September 30, 2004 due to higher average loan volume which includes loans acquired in the NorCrown and Shrewsbury acquisitions and an increase in net interest income, offset by an increase in internal transfer expense. The total return on average interest earning assets before taxes increased 12 basis points to 2.85 percent compared with 2.73 percent for the prior year period. Average interest earning assets increased $932.8 million or 28.4 percent, attributed to volume gains in loans, which includes loans acquired in the NorCrown and Shrewsbury acquisitions. Average interest rates on loans increased 74 basis points to 6.54 percent and the interest expense associated with funding sources increased 59 basis points to 1.97 percent.

Investment Management

For the three months ended September 30, 2005, income before income taxes decreased $4.0 million to $18.6 million compared with the three month period ended September 30, 2004. The total return on average interest earning assets before taxes decreased to 2.16 percent compared with 2.88 percent for the prior year period. These decreases were due to a lower net interest income and non-interest income, as well as an increase in internal transfer expense. The yield on interest earning assets, which includes federal funds sold, decreased 3 basis points to 5.17 percent and the interest expense associated with funding sources increased 59 basis points to 1.97 percent. Average interest earning assets increased $302.9 million or 9.6 percent due to higher investment volume which includes investments acquired in the NorCrown and Shrewsbury acquisitions. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated cash flows that are being re-invested at current prevailing rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, interest expense due to VNB’s issuance of $100 million subordinated debt, as well as losses from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment increased to $8.3 million for the three months ended September 30, 2005 compared with $6.3 million for the three months ended September 30, 2004, due to higher non-interest expense and higher interest expense due to VNB’s issuance of $100 million subordinated debt on July 13, 2005, substantially offset by higher internal transfer income.

The following table presents the financial data for each of the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,622,002	$3,856,159	$3,311,187	$0	$10,789,348
Income (loss) before income taxes	$56,451	$81,180	$59,747	$(22,453)	$174,925
Return on average interest earning assets (pre-tax)	2.08%	2.81%	2.41%	0.00%	2.16%

	Nine Months Ended September 30, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,246,432	$3,171,520	$3,067,730	$0	$9,485,682
Income (loss) before income taxes	$58,202	$63,615	$71,106	$(20,963)	$171,960
Return on average interest earning assets (pre-tax)	2.39%	2.67%	3.09%	0.00%	2.42%

Consumer Lending

For the nine months ended September 30, 2005, income before income taxes decreased $1.8 million to $56.5 million, compared with the nine month period ended September 30, 2004. The total return on average interest earning assets before taxes decreased to 2.08 percent compared with 2.39 percent for the prior year period. The decrease was primarily due to the decline in non-interest income (mainly from lower gains on the sale of loans, loan fees and fees from insurance premiums) and higher internal transfer expense, partly offset by the decreases in non-interest expense and the provision for loan losses. Average interest earning assets increased $375.6 million or 11.6 percent. The increase in average interest earning assets was attributed mostly to volume gains in residential mortgages, automobile loans and loans acquired from Shrewsbury and NorCrown. The increase in residential mortgage loans was driven by favorable interest rates, refinancing and strong home purchase activity and ongoing marketing efforts. The increase in automobile loans was achieved primarily as a result of the manufacturers “employee discount” sales promotion combined with the expanded market presence of Valley’s indirect dealer program with active account relationships of over 640 dealers. Average interest rates on loans increased 6 basis points to 5.43 percent, while the interest expense associated with funding sources increased 48 basis points to 1.79 percent.

Commercial Lending

For the nine months ended September 30, 2005, income before income taxes increased $17.6 million to $81.2 million compared with the nine month period ended September 30, 2004 due to higher average loan volume, an increase in net interest income and non-interest income, partly offset by an increase in non-interest expense and internal transfer expense. The total return on average interest earning assets before taxes increased 14 basis points to 2.81 percent compared with 2.67 percent for the prior year period. Average interest earning assets increased $684.6 million or 21.6 percent, attributed to volume gains in loans and loans acquired from Shrewsbury and NorCrown. Average interest rates on loans increased 60 basis points to 6.32 percent and the interest expense associated with funding sources increased 48 basis points to 1.79 percent.

Investment Management

For the nine months ended September 30, 2005, income before income taxes decreased $11.4 million to $59.7 million compared with the nine month period ended September 30, 2004. The total return on average interest earning assets before taxes decreased to 2.41 percent compared with 3.09 percent for the prior year period. These decreases were due to a lower net interest income and non-interest income, as well as an increase in internal transfer expense. The yield on interest earning assets, which includes federal funds sold, increased 6 basis points to 5.22 percent and the interest expense associated with funding sources increased 48 basis points to 1.79 percent. Average interest earning assets increased $243.5 million or 7.9 percent due to higher investment volume and investments acquired from Shrewsbury and NorCrown. The investment portfolio is comprised predominantly of mortgage-backed securities that have generated cash flows that are being re-invested at current prevailing rates.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the long-term debt payable to VNB Capital Trust I, interest expense related to VNB’s issuance of $100 million subordinated debt, as well as losses from derivative financial instruments and service charges on deposit accounts. The loss before taxes for the corporate segment increased to $22.5 million for the nine months ended September 30, 2005 compared with $21.0 million for the nine months ended September 30, 2004, due to higher non-interest expense, substantially offset by higher internal transfer income.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates on the prepayment assumptions of certain assets and liabilities as of September 30, 2005. The model assumes changes in interest rates without any proactive change in the balance sheet by management. According to the model run for the period ended September 30, 2005, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in a decrease in net interest income of 0.12 percent or $497 thousand, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 1.20 percent or $5.0 million.* Potential movements in the convexity of the bond and loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected above in the immediate 100 basis point increase or decrease. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

During the third quarter of 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. This swap no longer represents a benefit to net interest income and is expected to have a negative effect on net interest income until it expires in July 2006.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.5 billion at September 30, 2005 and $2.1 billion at December 31, 2004, representing 21.6 percent and 21.2 percent of earning assets at September 30, 2005 and December 31, 2004, respectively. Liquid assets represented 20.0 percent and 19.9 percent of total assets at September 30, 2005 and December 31, 2004, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $7.2 billion for the nine months ended September 30, 2005 and $6.4 billion for the year ended December 31, 2004, representing 66.5 percent of average earning assets for both periods. The level of time deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $80.3 million and $63.6 million at September 30, 2005 and December 31, 2004, respectively. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Short-term borrowings and certificates of deposit over $100 thousand amounted to $1.5 billion, on average for the nine month period ended September 30, 2005 and $1.4 billion for the year ended December 31, 2004.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2005, proceeds from the sales of investment securities available for sale amounted to $71.6 million and proceeds of $494.9 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the nine months ended September 30, 2005 were $687.9 million.

As of September 30, 2005 and December 31, 2004, Valley had a total of $2.2 billion and $1.9 billion of securities available for sale recorded at their fair value. As of September 30, 2005, the investment securities available for sale had an unrealized loss of $15.7 million, net of deferred taxes, compared with an unrealized gain of $3.7 million and $10.3 million, net of deferred taxes, at December 31, 2004 and at September 30, 2004, respectively. This change was primarily due to the increase in interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of September 30, 2005 and December 31, 2004, Valley had a total of $2.4 million and $2.5 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on long-term debt payable to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley may, as approved by the Board of Directors, repurchase shares of its outstanding common stock.* The cash required for these purchases of shares have previously been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented.

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(in thousands)
Commercial	$1,416,091	$1,368,499	$1,310,757	$1,261,854	$1,316,972

Total commercial loans	1,416,091	1,368,499	1,310,757	1,261,854	1,316,972

Construction	459,935	457,258	435,812	368,120	282,299
Residential mortgage	2,061,366	2,044,527	1,980,833	1,853,708	1,774,827
Commercial mortgage	2,230,586	2,189,195	1,877,144	1,745,155	1,741,674

Total mortgage loans	4,751,887	4,690,980	4,293,789	3,966,983	3,798,800

Home equity	571,441	559,049	554,534	517,325	510,790
Credit card	8,764	8,849	8,745	9,691	9,433
Automobile	1,233,125	1,104,749	1,064,150	1,079,050	1,098,375
Other consumer	101,956	112,665	89,050	99,412	89,255

Total consumer loans	1,915,286	1,785,312	1,716,479	1,705,478	1,707,853

Total loans	$8,083,264	$7,844,791	$7,321,025	$6,934,315	$6,823,625

As a percentage of total loans:
Commercial loans	17.5%	17.4%	17.9%	18.2%	19.3%
Mortgage loans	58.8%	59.8%	58.7%	57.2%	55.7%
Consumer loans	23.7%	22.8%	23.4%	24.6%	25.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Valley continues to grow its loan portfolio through traditional lending products using well established credit underwriting standards and does not seek to grow its balance sheet with non-traditional products. Non-traditional products include negative amortization residential mortgages and high loan to value home equity loans. Loans during the quarter grew $238.5 million or 12.2 percent annualized over the prior quarter and grew $1.1 billion or 16.6 percent for the nine month period ended September 30, 2005. Continued marketing efforts, new business initiatives and the addition of $275.8 million of loans from the Shrewsbury acquisition on March 31, 2005 and $412.6 million of loans from the NorCrown acquisition on June 3, 2005, contributed to this loan growth. Excluding the acquisitions, Valley cannot guarantee that the current level of organic loan growth of 8.4 percent year to year and 6.6 percent for the first nine months of 2005 will continue throughout the remainder of the year.

For the three months ended September 30, 2005, commercial loans increased $47.6 million or 13.9 percent annualized from June 30, 2005 and $154.2 million or 12.2 percent for the nine month period ended September 30, 2005, due to new commercial loans and increased usage of lines of credit loans. These increases include loans acquired from Shrewsbury of $25.1 million during the first quarter and loans from NorCrown of $24.3 million during the second quarter. Commercial lines of credit in New York increased, also as expected during the quarter, but were offset in part by competitive pricing on other commercial credits. New business initiatives continue to build a pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth for the remainder of the year.*

For the three months ended September 30, 2005, total mortgage loans increased $60.9 million or 5.2 percent annualized over the prior quarter and $784.9 million or 19.8 percent for the nine month period ended September 30, 2005. These increases include loans acquired from Shrewsbury of $210.3 million during the first quarter, loans from NorCrown of $386.4 million during the second quarter and Valley’s year to date loan growth.

Consumer loans for the three months ended September 30, 2005, increased $130.0 million or 29.1 percent annualized over the prior quarter and increased $209.8 million or 12.3 percent for the nine month period ended September 30, 2005. These increases include loans acquired from Shrewsbury of $40.3 million during the first quarter and loans from NorCrown of $1.9 million during the second quarter, as well as increased automobile lending, as a result of the manufacturers “employee discount” sales programs combined with the expanded market presence of Valley’s indirect dealer program.

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

At September 30, 2005, non-accrual loans totaled $24.2 million, compared to $25.0 million at June 30, 2005, consisting primarily of commercial loans. The amount of non-accrual loans has ranged from $17.9 million to $30.3 million during the last five quarters. There is no guarantee that this low level will continue.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans represent most loan types and are generally well secured and in the process of collection. Also included are matured commercial mortgage loans in the process of being renewed, which totaled $1.5 million at September 30, 2005, $2.2 million at June 30, 2005 and $370 thousand at September 30, 2004. There were no commercial mortgage loans in the process of being renewed at March 31, 2005 and December 31, 2004.

Total loans past due in excess of 30 days were 0.73 percent of all loans at September 30, 2005, 0.69 percent at June 30, 2005, 0.63 percent at March 31, 2005, 0.90 percent at December 31, 2004 and 0.55 percent at September 30, 2004. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that this low level will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley.

	Loan Quality
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(in thousands)
Loans past due in excess of 90 days and still accruing	$6,816	$4,984	$1,537	$2,870	$3,754

Non-accrual loans	24,192	25,037	24,915	30,274	17,915
Other real estate owned (OREO)	1,628	1,083	1,036	480	480

Total non-performing assets	$25,820	$26,120	$25,951	$30,754	$18,395

Troubled debt restructured loans	0	0	0	0	0
Non-performing loans as a % of loans	0.30%	0.32%	0.34%	0.44%	0.26%
Non-performing assets as a % of loans plus OREO	0.32%	0.33%	0.35%	0.44%	0.27%
Allowance as a % of loans	0.93%	0.96%	0.94%	0.95%	0.96%

Allowance for Loan Losses

At September 30, 2005, the allowance for loan losses totaled $75.2 million, including the Shrewsbury and NorCrown balances of $9.3 million, compared with $65.7 million at December 31, 2004. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $1.0 million and $2.6 million for the three and nine months ended September 30, 2005 compared with $963 thousand and $4.1 million for the three and nine months ended September 30, 2004. The provisions for the same periods in 2005 were $1.1 million and $2.8 million compared with $1.5 million and $4.8 million in 2004, and generally reflect the level of past dues, non-accruals and net charge-offs. Valley cannot predict that the low level of net charge-offs and net charge-offs as a percentage of average loans for the periods presented in the following table will continue in future periods. Additionally, delinquencies and non-accrual loans, as previously noted, are also at low levels and contribute to lower provision levels, even as loans continue to grow.

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

	Allowance for Loan Losses Three Months Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(in thousands)
Average loans outstanding	$7,962,189	$7,480,523	$6,986,730	$6,913,293	$6,644,741

Beginning balance	75,059	69,029	65,699	65,324	64,812

Loans charged-off	(1,889)	(1,886)	(1,378)	(4,976)	(2,182)
Recoveries	885	950	745	2,147	1,219

Net charge-offs	(1,004)	(936)	(633)	(2,829)	(963)
Provision charged to operations	1,125	925	752	3,204	1,475
Allowance for loan losses - NorCrown	0	6,041	0	0	0
Allowance for loan losses - Shrewsbury	0	0	3,211	0	0

Ending Balance	$75,180	$75,059	$69,029	$65,699	$65,324

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.05%	0.04%	0.16%	0.06%

Capital Adequacy5

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2005, December 31, 2004 and September 30, 2004, shareholders’ equity totaled $918.1 million, $707.6 million and $696.2 million, respectively, or 7.4 percent, 6.6 percent and 6.5 percent of total assets, respectively. The increase in total shareholders’ equity for the nine months ended September 30, 2005 was the result of net income of $119.2 million and additional capital issued in the Shrewsbury and NorCrown acquisitions of approximately $184.0 million, partly offset by dividends paid and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at September 30, 2005 was a $15.7 million unrealized loss on investment securities available for sale, net of deferred tax compared with an unrealized gain of $3.7 million, net of deferred tax at December 31, 2004. Also, included as a component of accumulated other comprehensive income at September 30, 2005 was a $1.9 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships compared with an unrealized loss of $341, net of deferred tax at December 31, 2004.

On April 6, 2005, the Board of Directors declared a five percent stock dividend issued on May 20, 2005 and also agreed to increase the annual cash dividend rate to $0.88 per share, on an after-stock-dividend basis, representing an increase of 3 percent in the cash payout.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of 2.8 million shares of the Company’s outstanding common stock (“2003 Program”). Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to 11.6 million shares of the Company’s outstanding common stock on August 21, 2001 (“2001 Program”). As of September 30, 2005, Valley had repurchased approximately 11.5 million shares of its common stock under the 2001 Program at an average cost of $22.25 per share. There were 229.8 thousand shares repurchased during the first nine months of 2005. Valley expects to continue the 2001 Program until all 11.6 million shares are purchased before the 2003 Program becomes effective.* However, Valley does not currently intend to use its authorized program to aggressively repurchase shares.*

Risk-based guidelines define a two-tier capital framework. Tier I capital consists of common shareholders’ equity and eligible long-term debt related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier I capital, VNB’s subordinated debt (See Footnote 8) and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

[5]	Share data reflects the 5 percent stock dividend issued May 20, 2005.

Valley’s and VNB’s actual capital positions and ratios at September 30, 2005, December 31, 2004 and September 30, 2004, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2005
Total Risk-based Capital
Valley	$1,109,726	12.03%	$737,852	8.00%	$922,314	10.00%
VNB	1,024,428	11.15%	735,211	8.00%	919,014	10.00%
Tier I Risk-based Capital
Valley	934,546	10.13%	368,926	4.00%	553,389	6.00%
VNB	849,248	9.24%	367,606	4.00%	551,408	6.00%
Tier I Leverage Capital
Valley	934,547	7.75%	482,161	4.00%	602,702	5.00%
VNB	849,249	7.06%	480,967	4.00%	601,209	5.00%

As of December 31, 2004
Total Risk-based Capital
Valley	$945,235	11.95%	$632,917	8.00%	$791,147	10.00%
VNB	853,054	10.82%	630,461	8.00%	788,076	10.00%
Tier I Risk-based Capital
Valley	879,536	11.12%	316,459	4.00%	474,688	6.00%
VNB	787,355	9.99%	315,230	4.00%	472,846	6.00%
Tier I Leverage Capital
Valley	879,536	8.28%	424,749	4.00%	530,937	5.00%
VNB	787,355	7.44%	423,311	4.00%	529,138	5.00%

As of September 30, 2004
Total Risk-based Capital
Valley	$925,107	11.63%	$636,230	8.00%	$795,288	10.00%
VNB	810,512	10.23%	633,614	8.00%	792,018	10.00%
Tier I Risk-based Capital
Valley	859,783	10.81%	318,115	4.00%	477,173	6.00%
VNB	745,188	9.41%	316,807	4.00%	475,211	6.00%
Tier I Leverage Capital
Valley	859,215	8.28%	415,053	4.00%	518,816	5.00%
VNB	745,188	7.21%	413,653	4.00%	517,067	5.00%

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

Book value per share amounted to $8.25 at September 30, 2005, $6.82 at December 31, 2004 and $6.72 at September 30, 2004. Tangible book value per share amounted to $6.29 at September 30, 2005, $6.37 at December 31, 2004 and $6.26 at September 30, 2004 (see reconciliation below.) Valley’s tangible book value is calculated net of intangible assets, consisting of goodwill, core deposit intangibles, loan servicing rights, customer lists and covenants not to compete.

The following table shows a reconciliation of Valley’s tangible book value per share.

	September 30, 2005	December 31, 2004	September 30, 2004
	(in thousands, except for share data)
Shares outstanding	111,228,599	103,798,313	103,660,240

Shareholders’ equity	$918,127	$707,598	$696,166
Less: Goodwill and identifiable intangible assets	(219,007)	(45,888)	(47,610)

Tangible shareholders’ equity	$699,120	$661,710	$648,556

Tangible book value per share	$6.29	$6.37	$6.26

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 40.9 percent at September 30, 2005, compared with 43.6 percent at September 30, 2004. Cash dividends declared amounted to $0.65 per share, for the nine months ended September 30, 2005, equivalent to a dividend pay-out ratio per diluted share of 59.1 percent, compared with 56.4 percent for the same period in 2004. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Valley’s management has estimated that the fair value of the 73 properties owned exceeds book value by approximately $200 million and could potentially represent a source of capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 29 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the Office of the Comptroller of the Currency (“OCC”) with respect to AML/BSA compliance recently has been vigorously applied throughout the industry, with regulatory action taking various forms.

Valley believes that its policies and procedures with respect to combating money laundering are effective and that Valley’s AML/BSA policies and procedures are reasonably designed to comply with applicable standards. Due to uncertainties in the requirements for and enforcement of AML/BSA laws and regulations, Valley cannot provide assurance that in the future it will not face a regulatory action, adversely affecting its ability to acquire banks and thrifts, or open new branches. However, Valley is not prohibited from acquiring banks, thrifts or opening branches based upon its recently completed examination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
7/1/2005 - 7/31/2005	0	0	11,444,659	2,887,841
8/1/2005 - 8/31/2005	30,000	$23.46	11,474,659	2,857,841
9/1/2005 - 9/30/2005	44,200	$22.89	11,518,859	2,813,641
Total	74,200	$23.12	11,518,859	2,813,641

(1)	Share data reflects the 5 percent stock dividend issued on May 20, 2005.
(2)	Publicly announced on May 14, 2003 to repurchase 2,756,250 shares. The plan expires when all shares has been repurchased.

Publicly announced on August 21, 2001 to repurchase 11,576,250 shares. The plan expires when all shares has been repurchased.

Item 6. Exhibits

(3)	Articles of Incorporation and By-Laws

	(A)	Certificate of Incorporation of the Company incorporated herein by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005.

	(B)	By-laws incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a – 14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 8, 2005	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman, President and Chief Executive Officer

Date: November 8, 2005	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit Description
(3)	Articles of Incorporation and By-Laws

(A)	Certificate of Incorporation of the Company incorporated herein by reference to the Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005.

(B)	By-laws incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2003.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.