Form 10-K
period 2005-12-31
VALLEY NATIONAL BANCORP
filed 2006-03-01
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☑             No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐            No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer  ☑    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐            No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 billion on June 30, 2005.

There were 111,248,817 shares of Common Stock outstanding at February 17, 2006.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2006 Proxy Statement”) for the 2006 Annual Meeting of Shareholders to be held April 5, 2006 will be incorporated by reference in Part III.

PART I

Item 1.    Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp (“Valley”) is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At December 31, 2005, Valley had consolidated total assets of $12.4 billion, total deposits of $8.6 billion and total shareholders’ equity of $931.9 million. In addition to its principal subsidiary, Valley National Bank (“VNB”), Valley owns 100 percent of the voting shares of VNB Capital Trust I, through which it issued trust preferred securities. VNB Capital Trust I is not a consolidated subsidiary. See Note 12 of the consolidated financial statements.

VNB is a national banking association chartered in 1927 under the laws of the United States. At December 31, 2005, VNB maintained 163 branch offices located in New Jersey and Manhattan. VNB provides a full range of commercial and retail banking services. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) loans and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services.

VNB’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a company that owns and services mortgage loans; a title insurance agency; asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for one of the REIT subsidiaries. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data—Note 20 of the consolidated financial statements.”

SEC Reports and Corporate Governance

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

Valley filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Valley’s Annual Report on Form 10-K as exhibits to this Report. Valley’s CEO submitted the required annual CEO’s Certification regarding the NYSE’s corporate governance listing standards, Section 12(a) CEO Certification to the NYSE within the required timeframe after the 2005 annual shareholders’ meeting.

Additionally, Valley will provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

Competition

The market for banking and bank-related services is highly competitive. Valley and VNB compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition intensified as a consequence of the Gramm-Leach-Bliley Act (discussed in the “Supervision and Regulation” section below) and interstate banking laws now in effect. Valley and VNB compete by offering quality products and convenient services at competitive prices. Valley regularly reviews its products, locations, alternative delivery channels and various acquisition prospects and periodically engages in discussions regarding possible acquisitions to maintain and enhance its competitive position.

Employees

At December 31, 2005, VNB and its subsidiaries employed 2,433 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

SUPERVISION AND REGULATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on Valley or VNB. It is intended only to briefly summarize some material provisions.

Bank Holding Company Regulation

Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through VNB require approval of the Office of the Comptroller of the Currency of the United States (“OCC”). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature.

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

Regulation of Bank Subsidiary

VNB is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) are substantially from dividends paid by VNB. VNB dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit VNB from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

Loans to Related Parties

VNB’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of VNB’s capital. In addition, extensions of credit in excess of certain limits must be approved by VNB’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than VNB, may not extend or arrange for any personal loans to its directors and executive officers.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act of 2002 provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company outside auditors;

•	certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of financial measures determined by methods other than Generally Accepted Accounting Principles in press releases and SEC filings;

•	the creation of the Public Accounting Oversight Board (“PCAOB”);

•	various increased criminal penalties for violations of securities laws;

•	an assertion by management with respect to the effectiveness of internal control over financial reporting; and

•	a report by the company’s external auditor on management’s assertion and the effectiveness of internal control over financial reporting.

Each of the national stock exchanges, including the New York Stock Exchange (“NYSE”) where Valley’s securities are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees. These rules require Valley to certify to the NYSE that there are no violations of any corporate listing standards. Valley has provided the NYSE with the certification required by the NYSE Rule.

USA PATRIOT Act

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Anti Money Laundering Act”). The Anti Money Laundering Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Anti Money Laundering Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Anti Money Laundering Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations implementing the due diligence requirements, require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program. The OCC, along with other banking agencies, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

The Anti Money Laundering Act amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of any financial institution involved in a proposed merger transaction in combating money laundering activities when reviewing an application under these acts.

Regulatory Relief Law

In late 2000, the American Home Ownership and Economic Act of 2000 instituted a number of regulatory relief provisions applicable to national banks, such as permitting national banks to have classified directors and to merge their business subsidiaries into the bank.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Gramm-Leach-Bliley Act”) became effective in early 2000. The Gramm-Leach-Bliley Act provides for the following:

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

If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. Valley has not elected to become a financial holding company.

The OCC adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank’s capital in measuring all capital ratios. VNB wholly owns one financial subsidiary—Glen Rauch Securities, Inc. (“Glen Rauch”).

The Gramm-Leach-Bliley Act modified other financial laws, including laws related to financial privacy and community reinvestment.

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

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

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

Item 1A.    Risk Factors

The material risks and uncertainties that management believes affect Valley are described below. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Valley’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, Valley’s financial condition and results of operations could be materially and adversely affected.

Changes in Interest Rates Can Have an Adverse Effect on Profitability

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, and (iii) the average duration of Valley’s assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Valley’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Valley’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See “Net Interest Income” and “Interest Rate Sensitivity” sections in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to Valley’s management of interest rate risk.

Competition in the Financial Services Industry

Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Valley competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. If Valley is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.

Changes in Primary Market Areas Could Adversely Impact Results of Operations and Financial Condition

Much of Valley’s lending is in New Jersey and Manhattan. As a result of this geographic concentration, a significant broad based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, and accordingly, Valley’s results of operations. Such a decline in economic conditions could restrict borrowers ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of Valley’s business.

Valley’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in Valley’s portfolio is located in New Jersey and Manhattan. Conditions in the real estate markets in which the collateral for Valley’s loans are located strongly influence the level of Valley’s nonperforming loans and results of operations. A decline in the New Jersey and New York City metropolitan area real estate markets, as well as the other external factors, could adversely affect the performance of Valley’s loan portfolio.

Allowance For Loan Losses May Be Insufficient

Valley maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. However, Valley cannot predict loan losses with certainty, and Valley cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. If charge-offs exceed Valley’s allowance, its earnings would decrease. In addition, regulatory agencies review Valley’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in Valley’s allowance for loan losses could reduce its earnings.

Acquisitions and Implementation of Growth Strategies

In 2005, Valley acquired Shrewsbury State Bank (“Shrewsbury”) and NorCrown Bank (“NorCrown”), which added over $1 billion in assets and 27 branch offices. Although Valley expects both acquisitions to be accretive to earnings within one year, Valley cannot assure you that the acquisitions will achieve Valley’s targeted results of them. Factors that may adversely affect Valley’s targeted results include the ability to retain the customers of these entities, the ability to successfully integrate both entities and their personnel and the ability to achieve certain cost savings. Valley’s future success will depend on the ability of its officers and key employees to continue to implement and improve Valley’s operational, financial and management controls and processes and reporting systems and procedures, and to manage a growing number of client relationships. Thus, Valley cannot assure you that its growth strategy will not place a strain on Valley’s administrative and operational infrastructure.

Extensive Regulation and Supervision

Valley, primarily through its principal subsidiary VNB and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Valley is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While Valley has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Supervision and Regulation” section in Item 1, “Business” and Note 16 to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, which are located elsewhere in this report.

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to Valley’s performance of its fiduciary responsibilities. If such claims and legal actions are not resolved in a manner favorable to Valley they may result in financial liability and/or adversely affect the market perception of Valley and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Inability to Hire and Retain Qualified Employees

Valley’s performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, Valley faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Valley’s business could be adversely affected if it were unable to attract new employees and retain and motivate its existing employees.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

VNB’s corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, mortgage and consumer lending, operations and the executive offices of both Valley and VNB. Two of the three buildings are owned by a subsidiary of VNB and leased to VNB, the other building is leased by VNB from an independent third party.

VNB owns two other office buildings located in Wayne, New Jersey, one of which is occupied by VNB departments and subsidiaries providing trust and investment management services; the other office building is utilized primarily for VNB’s mortgage lending and mortgage operations. A subsidiary of VNB also owns an office building and a condominium office in Manhattan, which are leased to VNB and house a portion of its New York lending and operations. In addition, a subsidiary of VNB owns a building in Chestnut Ridge, New York, primarily occupied by Masters Coverage Corp., also a subsidiary of VNB.

As of December 31, 2005, VNB provides banking services at 163 locations of which 72 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 91 locations are leased from independent third parties.

Item 3.    Legal Proceedings

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuit noted below, the consolidated statements of financial condition or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

A lawsuit against Valley was filed by United Bank and Trust Company in the United States District Court, Southern District of New York. The plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to United Bank and Trust Company in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to this action, although Valley cannot provide any assurances that it will prevail in the litigation or be able to settle the litigation for an immaterial amount. In connection with this litigation, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that the litigation is covered by Valley’s insurance policy with that carrier.

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the OCC with respect to AML/BSA compliance recently has been vigorously applied throughout the industry, with regulatory action taking various forms.

Valley believes that its policies and procedures with respect to combating money laundering are effective and that Valley’s AML/BSA policies and procedures are reasonably designed to comply with applicable standards. Due to uncertainties in the requirements for and enforcement of AML/BSA laws and regulations, Valley cannot provide assurance that in the future it will not face a regulatory action, adversely affecting its ability to acquire banks and thrifts, or open new branches. However, Valley is not prohibited from acquiring banks, thrifts or opening branches based upon its most recently completed regulatory examination.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Names	Age at December 31, 2005	Executive Officer Since	Office
Gerald H. Lipkin	64	1975	Chairman of the Board, President and Chief Executive Officer of Valley and VNB
Peter Crocitto	48	1991	Executive Vice President of Valley and VNB
Albert L. Engel	57	1998	Executive Vice President of Valley and VNB
Alan D. Eskow	57	1993	Executive Vice President, Chief Financial Officer and Secretary of Valley and VNB
James G. Lawrence	62	2001	Executive Vice President of Valley and VNB
Robert M. Meyer	59	1997	Executive Vice President of Valley and VNB
Kermit R. Dyke	58	2001	First Senior Vice President of VNB
Robert E. Farrell	59	1990	First Senior Vice President of VNB
Richard P. Garber	62	1992	First Senior Vice President of VNB
Eric W. Gould	37	2001	First Senior Vice President of VNB
Walter M. Horsting	48	2003	First Senior Vice President of VNB
Robert J. Mulligan	58	1991	First Senior Vice President of VNB
Garret G. Nieuwenhuis	65	2001	First Senior Vice President of VNB
John H. Prol	68	1992	First Senior Vice President of VNB
Jack M. Blackin	63	1993	Senior Vice President and Assistant Secretary of Valley and VNB
Stephen P. Davey	50	2002	Senior Vice President and Risk Manager of VNB
Elizabeth E. De Laney	41	2001	Senior Vice President of VNB

All officers serve at the pleasure of the Board of Directors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Valley’s common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for the common stock of Valley, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	Year 2005			Year 2004
	High	Low	Dividend	High	Low	Dividend
First Quarter	$26.82	$23.78	$0.214	$26.80	$24.37	$0.204
Second Quarter	25.30	22.80	0.220	26.30	22.98	0.214
Third Quarter	24.61	22.24	0.220	25.01	23.07	0.214
Fourth Quarter	25.15	21.84	0.220	27.10	24.49	0.214

Federal laws and regulations contain restrictions on the ability of Valley and VNB to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, “Business—Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data—Dividend Restrictions, Note 16 of the consolidated financial statements.” In addition, under the terms of the trust preferred securities issued by VNB Capital Trust I, Valley could not pay dividends on its common stock if Valley deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

There were 9,307 shareholders of record as of December 31, 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2005, Valley issued 2,948,255 common shares to NorCrown Bank shareholders, pursuant to the merger of NorCrown into VNB. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. The shares were subsequently registered for resale on Form S-3 under the Securities Act.

Pursuant to an existing contractual agreement, Valley issued 5,513 shares of its common stock with a value of $132,450 on October 22, 2003, to Michael Guilfoile, President of MG Advisors, Inc., for his consulting services in connection with Valley’s acquisition of NIA/Lawyers Title Agency, LLC and Glen Rauch Securities, Inc. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder.

In 2000, Valley issued 87,556 shares of its common stock to the shareholders of Hallmark Capital Management, Inc. pursuant to the merger of Hallmark Capital Management, Inc. into VNB. In 2003, 2002 and 2001, Valley issued an additional 51,014, 52,385 and 38,099 shares or $1.3 million, $1.2 million and $728 thousand, respectively, of its common stock pursuant to subsequent earn-out payments. No additional earn-out payments are required pursuant to this merger. All shares reflect all stock dividends and prior splits. These shares were exempt from registration under the Securities Act of 1933 because they were issued in a Private Placement under Section 4(2) of the Act and Regulation D thereunder. The shares were subsequently registered for resale on Form S-3 under the Securities Act.

The following table sets forth information for the three months ended December 31, 2005 with respect to repurchases of Valley’s outstanding common shares:

Issuer Purchases on Equity Securities (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
10/01/2005 – 10/31/2005	30,000	$22.22	11,548,859	2,783,641
11/01/2005 – 11/30/2005	—	—	11,548,859	2,783,641
12/01/2005 – 12/31/2005	6,010	24.43	11,554,869	2,777,631

	36,010	$22.59	11,554,869	2,777,631

(1)	Share data reflects the 5 percent stock dividend issued on May 20, 2005.
(2)	On May 14, 2003 and August 21, 2001, Valley publicly announced its intention to repurchase 2,756,250 and 11,576,250 outstanding common shares, respectively, in the open market or in privately negotiated transactions. Both repurchase plans expire when all shares have been repurchased. No other repurchase plans or programs expired or terminated during the three months ended December 31, 2005.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8.

	As of or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$631,893	$525,315	$503,621	$523,135	$559,557
Interest expense	226,659	146,607	148,922	173,453	220,935

Net interest income—tax equivalent basis (1)	405,234	378,708	354,699	349,682	338,622
Less: tax equivalent adjustment	6,809	6,389	6,123	5,716	6,071

Net interest income	398,425	372,319	348,576	343,966	332,551
Provision for loan losses	4,340	8,003	7,345	13,644	15,706

Net interest income after provision for loan losses	394,085	364,316	341,231	330,322	316,845
Non-interest income	73,708	84,328	108,197	81,238	68,476
Non-interest expense	237,566	220,049	216,278	192,264	185,966

Income before income taxes	230,227	228,595	233,150	219,296	199,355
Income tax expense	66,778	74,197	79,735	64,680	64,151

Net income	$163,449	$154,398	$153,415	$154,616	$135,204

Per Common Share (2):
Earnings per share:
Basic	$1.50	$1.49	$1.48	$1.43	$1.20
Diluted	1.49	1.48	1.47	1.43	1.20
Dividends declared	0.87	0.85	0.81	0.77	0.72
Book value	8.37	6.82	6.30	6.03	6.13
Tangible book value (3)	6.42	6.37	5.80	5.65	5.81
Weighted average shares outstanding:
Basic	108,948,978	103,604,828	103,629,836	107,805,623	112,328,376
Diluted	109,351,675	104,137,633	104,184,728	108,438,679	112,924,386

Ratios:
Return on average assets	1.39%	1.51%	1.63%	1.78%	1.68%
Return on average shareholders’ equity	19.17	22.77	24.21	23.59	19.70
Return on average tangible shareholders’ equity (4)	23.61	24.54	26.09	25.02	20.84
Average shareholders’ equity to average assets	7.25	6.62	6.74	7.56	8.53
Dividend payout	58.00	57.05	54.60	53.80	59.40
Risked-based capital:
Tier 1 capital	10.28	11.12	11.25	11.42	14.08
Total capital	12.16	11.95	12.15	12.48	15.14
Leverage capital	7.82	8.28	8.35	8.67	10.25

Financial Condition:
Assets	$12,436,102	$10,763,391	$9,873,335	$9,148,456	$8,589,951
Net loans	8,055,269	6,866,459	6,102,039	5,656,072	5,226,593
Deposits	8,570,001	7,518,739	7,162,968	6,683,387	6,306,974
Shareholders’ equity	931,910	707,598	652,789	631,738	678,375

The 10-K contains supplemental financial information, described in the notes on the following page, which has been determined by methods other than Generally Accepted Accounting Principles (“GAAP”) that management uses in its analysis of Valley’s performance. Valley’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

Notes to Selected Financial Data

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	All per common share amounts reflect the 5 percent stock dividend issued May 20, 2005, and all prior stock splits and dividends.
(3)	Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	At Years Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Common shares outstanding	111,326,717	103,798,313	103,536,291	104,792,111	110,651,096

Shareholders’ equity	$931,910	$707,598	$652,789	$631,738	$678,375
Less: Goodwill and other intangible assets.	(217,354)	(45,888)	(52,050)	(39,381)	(35,544)

Tangible shareholders’ equity	$714,556	$661,710	$600,739	$592,357	$642,831

Tangible book value	$6.42	$6.37	$5.80	$5.65	$5.81

(4)	Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	As of or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Net income	$163,449	$154,398	$153,415	$154,616	$135,204

Average shareholders’ equity	852,834	678,068	633,744	655,447	686,159
Less: Average goodwill and other intangible assets.	(160,607)	(48,805)	(45,716)	(37,463)	(37,317)

Average tangible shareholders’ equity	$692,227	$629,263	$588,028	$617,984	$648,842

Return on average tangible shareholders’ equity	23.61%	24.54%	26.09%	25.02%	20.84%

Item 7.    Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for loan losses;

•	relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to AML/BSA compliance;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	unanticipated litigation pertaining to fiduciary responsibility; and

•	retention of loans, deposits, customers and staff from Valley’s acquisition of Shrewsbury and NorCrown during 2005.

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

Valley’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The most significant accounting policies followed by Valley are presented in Note 1 of the consolidated financial statements. Valley has identified its policies on the allowance for loan losses and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Additional information on these policies can be found in Note 1 of the consolidated financial statements. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the statement of consolidated financial condition. Note 1 of the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations. Notes 1 and 14 of the consolidated financial statements include additional discussion on the accounting for income taxes.

Executive Summary

The full year of 2005 was extremely challenging for the banking industry and Valley. Short-term interest rates increased as a result of increases by the Federal Reserve, while market driven longer term interest rates remained mostly unchanged at historically low levels causing a flat yield curve. This resulted in net interest margin compression causing Valley’s main source of income to come under pressure. Should the yield curve remain flat or inverted, Valley expects this net interest margin compression to continue into 2006 and likely to hinder the growth of net interest income and net income.* Additionally, as a result of the yield curve Valley does not expect its earning assets to grow at the same pace in 2006 as during 2005.* Valley expects to use the proceeds of maturing investments to fund new loan growth or repay borrowings.*

Despite the interest rate compression, Valley earned record earnings per common share in 2005. Net income was $163.4 million or $1.49 per diluted share, compared with net income of $154.4 million or $1.48 per diluted share in 2004.

During the year, Valley completed the acquisition of two commercial banks adding 27 new branches and expanding into many new communities in New Jersey. The Shrewsbury and NorCrown acquisitions during the first and second quarters of 2005, respectively, expanded Valley’s market presence in New Jersey and accordingly should increase Valley’s franchise value.*

The loan portfolio grew year over year by approximately $1.2 billion or 17.3 percent and deposits increased by over $1.0 billion, or almost 14.0 percent. During 2005, Valley acquired $688 million of loans and $894 million of deposits from Shrewsbury and NorCrown.

Earnings for 2005, besides the interest rate compression and effect of the acquisitions, were impacted by the decreases in non-interest income, primarily from a decrease in gains on sales of securities, lower fees from title insurance services and other fee income. These decreases were partially offset by an increase in service charges on deposit accounts. Non-interest expense increased largely due to the Shrewsbury and NorCrown acquisitions. A lower effective income tax rate contributed to earnings for 2005. The decreased tax rate resulted from state income tax reductions, increased housing tax credits, tax planning benefits and the reassessment of required tax accruals.

For the year ended December 31, 2005, Valley achieved a return on average shareholders’ equity (“ROE”) of 19.17 percent and a return on average assets (“ROA”) of 1.39 percent which include intangible assets arising from the Shrewsbury and NorCrown acquisitions during the period. Valley’s return on average tangible shareholders’ equity (“ROATE”) was 23.61 percent for 2005. The comparable ratios for the year ended December 31, 2004, were ROE of 22.77 percent, ROA of 1.51 percent, and ROATE of 24.54 percent. See discussion and reconciliation of ROATE, which is non-GAAP measure, under Item 6, “Selected Financial Data.”

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income of Valley. The net interest margin is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin declined each quarter during 2005 and during the last three years. This declining trend may continue in 2006 if the yield curve remains flat or assumes and maintains an inverted shape. During early 2006, Valley adjusted some of its variable rate deposits in an attempt to stabilize the net interest margin. However, management cannot guarantee that this adjustment will stop the net interest margin decline or the resulting decline in net interest income.

Net interest income on a tax equivalent basis increased to $405.2 million for 2005 compared with $378.7 million for 2004. Higher average balances in loans and investments and higher interest rates increased interest income during 2005. For 2005, total average interest bearing liabilities and interest rates paid on these liabilities increased over 2004, resulting in higher interest expense.

During the fourth quarter of 2005, net interest income declined when compared with the third quarter of 2005. As mentioned above, management has taken steps to prevent this decline from continuing into the first quarter of 2006, but the flattened yield curve, increasing short-term interest rates, competitive pricing of deposits and the effect of declining investment security balances may continue to negatively impact net interest income.*

Average loans increased $1.1 billion or 16.8 percent, for the year ended December 31, 2005, while average taxable investments increased $259.1 million or 9.4 percent over the same period in 2004. Interest income on loans increased $90.5 million for the year ended December 31, 2005 compared with the same period in 2004 due to an increase in average interest rates on loans to 6.04 percent in 2005 from 5.67 percent in 2004 and the increase in average loans. Interest on taxable investments increased $13.9 million for the twelve months in 2005 over the same period in 2004, mainly due to the increase in interest rates of 4 basis points to 5.00 percent in 2005, but also from an increase in average investments.

Average interest bearing liabilities for 2005 increased $1.2 billion or 15.2 percent from 2004. Average savings, NOW and money market deposits increased $576.2 million or 16.7 percent and continue to provide a low cost source of funding even though the average interest rate increased to 1.38 percent in 2005 from 0.67 percent in 2004. The increase in deposits was attributed to the Shrewsbury and NorCrown acquisitions during the year, an increase in municipal deposits and an increase in money market deposits. Average time deposits increased $142.5 million during 2005 or 6.5 percent from 2004. Average short-term borrowings increased $164.9 million or 41.1 percent over 2004 balances. Average long-term borrowings increased $295.6 million or 17.0 percent and include mostly Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase. The increase in short-term and long-term borrowings is used as an alternative to deposits and is evaluated based upon need, cost and term. During 2005, deposits lagged loan and investment growth also causing the need for alternative funding sources. Competitive pricing of deposits and the lack of industry deposit growth may cause short-term and long-term borrowings to further escalate in 2006.

The net interest margin on a tax equivalent basis was 3.69 percent for the year ended December 31, 2005 compared with 3.94 percent for the same period in 2004. The change was mainly attributable to increases in interest rates earned on interest earning assets offset by larger increases in interest rates paid on interest bearing liabilities. Average interest rates earned on interest earning assets increased 29 basis points while average interest rates paid on interest bearing liabilities increased 64 basis points causing a compression in the net interest margin for Valley.

During 2005, the Federal Reserve increased short-term interest rates eight times. Valley’s prime rate moved in conjunction with each interest rate increase, which resulted in higher interest income during the year. While this helped the interest on loans which adjust with the prime rate, it also increased Valley’s cost of funding. Market driven long-term interest rates did not increase in conjunction with the federal funds rate increases and therefore, had no positive impact on interest rates for new and repricing fixed rate long-term loans and investments. If short-term interest rates continue an upward movement and long-term rates remain relatively unchanged, it is anticipated that Valley’s cost of deposits and borrowings will continue to rise, negatively affecting net interest income during 2006.*

The average interest rate for loans increased 37 basis points to 6.04 percent and the average interest rate for taxable investments increased 4 basis points to 5.00 percent. Average interest rates on total interest earning assets of $11.0 billion increased 29 basis points to 5.75 percent. Average interest rates also increased on total interest bearing liabilities of $8.9 billion by 64 basis points to 2.53 percent from 1.89 percent. The average interest rate for interest bearing deposits increased by 70 basis points to 1.94 percent during 2005 compared to 2004.

In 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. As anticipated, this interest rate swap no longer represents a benefit to net interest income and is expected to have a negative effect on net interest income until it expires in July 2006.*

The following table reflects the components of net interest income for each of the three years ended December 31, 2005, 2004 and 2003:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets
Loans (1)(2)	$7,637,973	$461,612	6.04%	$6,541,993	$371,071	5.67%	$6,056,439	$364,295	6.02%
Taxable investments (3)	3,001,241	150,066	5.00	2,742,161	136,122	4.96	2,409,851	121,794	5.05
Tax-exempt investments (1)(3)	315,807	18,971	6.01	313,673	17,826	5.68	253,002	16,910	6.68
Federal funds sold and other interest bearing deposits	34,361	1,244	3.62	18,343	296	1.61	52,468	622	1.19

Total interest earning assets	10,989,382	631,893	5.75	9,616,170	525,315	5.46	8,771,760	503,621	5.74

Allowance for loan losses	(72,552)			(68,941)			(67,536)
Cash and due from banks	217,458			207,326			200,852
Other assets	639,690			472,678			444,515
Unrealized (loss) gain on securities available for sale	(15,888)			15,446			50,142

Total assets	$11,758,090			$10,242,679			$9,399,733

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings, NOW and money market deposits	$4,029,093	$55,456	1.38%	$3,452,862	$23,115	0.67%	$3,133,705	$22,871	0.73%
Time deposits	2,324,192	67,601	2.91	2,181,678	46,832	2.15	2,236,018	48,095	2.15

Total interest bearing deposits	6,353,285	123,057	1.94	5,634,540	69,947	1.24	5,369,723	70,966	1.32
Short-term borrowings	566,433	16,516	2.92	401,564	5,258	1.31	349,160	3,754	1.08
Long-term borrowings	2,029,965	87,086	4.29	1,734,321	71,402	4.12	1,401,800	74,202	5.29

Total interest bearing liabilities	8,949,683	226,659	2.53	7,770,425	146,607	1.89	7,120,683	148,922	2.09

Demand deposits	1,905,103			1,739,452			1,577,817
Other liabilities	50,470			54,734			67,489
Shareholders’ equity	852,834			678,068			633,744

Total liabilities and shareholders’ equity	$11,758,090			$10,242,679			$9,399,733

Net interest income (tax equivalent basis)		405,234			378,708			354,699
Tax equivalent adjustment		(6,809)			(6,389)			(6,123)

Net interest income		$398,425			$372,319			$348,576

Net interest rate differential			3.22%			3.57%			3.65%

Net interest margin (4)			3.69%			3.94%			4.04%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities:

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2005 Compared to 2004 Increase (Decrease)(1)			2004 Compared to 2003 Increase (Decrease)(1)
	Interest	Volume	Rate	Interest	Volume	Rate
	(in thousands)
Interest income:
Loans (2)	$90,541	$25,448	$65,093	$6,776	$28,233	$(21,457)
Taxable investments	13,944	996	12,948	14,328	16,530	(2,202)
Tax-exempt investments (2)	1,145	1,023	122	916	3,681	(2,765)
Federal funds sold and other interest bearing deposits	948	557	391	(326)	(498)	172

	106,578	28,024	78,554	21,694	47,946	(26,252)

Interest expense:
Savings, NOW and money market deposits	32,341	27,928	4,413	244	2,223	(1,979)
Time deposits	20,769	17,541	3,228	(1,263)	(1,167)	(96)
Short-term borrowings	11,258	8,435	2,823	1,504	613	891
Long-term borrowings	15,684	3,102	12,582	(2,800)	15,582	(18,382)

	80,052	57,006	23,046	(2,315)	17,251	(19,566)

Net interest income (tax equivalent basis)	$26,526	$(28,982)	$55,508	$24,009	$30,695	$(6,686)

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.
(2)	Interest income is presented on a fully tax equivalent basis assuming a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2005, 2004 and 2003:

NON-INTEREST INCOME

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Trust and investment services	$6,487	$6,023	$5,726
Insurance premiums	11,719	13,982	17,558
Service charges on deposit accounts	22,382	20,242	21,590
(Losses) gains on securities transactions, net	(461)	6,475	15,606
Gains on trading securities, net	1,717	2,409	2,836
Fees from loan servicing	7,011	8,010	9,359
Gains on sales of loans, net	2,108	3,039	12,966
Bank owned life insurance (“BOLI”)	7,053	6,199	6,188
Other	15,692	17,949	16,368

Total non-interest income	$73,708	$84,328	$108,197

Non-interest income represented 10.5 percent and 14.0 percent of total interest income plus non-interest income for 2005 and 2004, respectively. For the year ended December 31, 2005, non-interest income decreased $10.6 million or 12.6 percent, compared with the same period in 2004.

Trust and investment services increased $464 thousand or 7.7 percent in 2005 as compared with 2004, as a result of increased activity and assets under management.

Insurance premiums decreased $2.3 million or 16.2 percent in 2005 as compared with 2004, as a result of a reduction in mortgage activity and corresponding lower title insurance premiums.

Service charges on deposit accounts increased $2.1 million or 10.6 percent in 2005 compared with 2004, due to the additional income derived from Valley’s recent acquisitions, increased uncollected funds and overdraft activity and additional income earned from higher ATM activity.

Losses/gains on securities transactions, net, decreased $6.9 million to a net loss of $461 thousand for the year ended December 31, 2005 as compared to a net gain of $6.5 million for the year ended December 31, 2004. The majority of security gains during 2005 were generated from mortgage-backed securities, offset by realized losses in collateralized mortgage obligations and an other-than-temporary impairment charge on equity securities.

Gains on trading securities, net, decreased $692 thousand or 28.7 percent for the year ended December 31, 2005 compared with the same period in 2004, due to the historically lower interest rates contributing to a decline in the spread earned and volume of municipal and corporate bond sales in VNB’s broker-dealer subsidiary.

Fees from loan servicing include fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2005, fees from servicing residential mortgage loans totaled $5.6 million and fees from servicing SBA loans totaled $1.4 million, as compared with $6.5 million and $1.5 million, respectively, for the year ended December 31, 2004. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. (“MSI”) for others approximated $1.4 billion, $1.6 billion and $2.0 billion at December 31, 2005, 2004 and 2003, respectively. Fees from loan servicing decreased $1.0 million or 12.5 percent as a result of smaller balances of loans serviced due to refinancing and payoff activity and Valley’s decision not to acquire additional loan servicing portfolios in the current interest rate environment.

Gains on sales of loans, net, decreased $931 thousand to $2.1 million for the year ended December 31, 2005 compared to $3.0 million for the prior year. This decrease was primarily attributed to lower loan sales of $4.8 million in residential mortgage loans in 2005 compared with $35.1 million during 2004. Valley originated approximately $383.0 million in residential mortgage loans during 2005. During 2005, approximately $16 thousand of gains from the sale of residential mortgage loans and $1.4 million of gains from the sale of SBA loans were recorded by VNB for sale into the secondary market.

Valley uses BOLI to help offset the rising cost of employee benefits. BOLI income was $7.1 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively. BOLI income is exempt from federal and state income taxes. The BOLI is invested primarily in mortgage-backed securities, treasuries and high grade corporate securities and the underlying portfolio is managed by two independent investment firms. Valley acquired $5.1 million of BOLI from the Shrewsbury merger in March of 2005.

Other non-interest income decreased $2.3 million to $15.7 million in 2005 as compared with 2004. This decrease was mainly because call options on investment securities were not written during 2005 compared with $2.1 million earned in call options during 2004. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2005, 2004 and 2003:

NON-INTEREST EXPENSE

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Salary expense	$105,988	$99,325	$97,197
Employee benefit expense	26,163	24,465	22,162
Net occupancy expense	26,766	22,983	21,782
Furniture and equipment expense	14,903	13,391	12,452
Amortization of other intangible assets	8,797	8,964	12,480
Advertising	7,535	7,974	7,409
Other	47,414	42,947	42,796

Total non-interest expense	$237,566	$220,049	$216,278

Non-interest expense totaled $237.6 million for the year ended December 31, 2005, an increase of $17.5 million or 8.0 percent from 2004, mainly due to increases in salary expense, employee benefit expense, occupancy expense, telephone, stationery, professional fees and other services. Valley incurred additional expenses due to the recent acquisitions of Shrewsbury and NorCrown and de novo branching. The largest components of non-interest expense were salary and employee benefit expense which totaled $132.2 million in 2005 compared with $123.8 million in 2004, an increase of $8.4 million or 6.8 percent.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2005 was 50.3 percent compared to 48.2 percent for 2004. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. The efficiency ratio increased as higher non-interest expense attributable to additional expenses from the Shrewsbury and NorCrown acquisitions outpaced growth in net interest income and non-interest income.

Salary expense increased $6.7 million or 6.7 percent for the year ended December 31, 2005, compared with the same period in 2004. At December 31, 2005, full-time equivalent staff was 2,433 compared to 2,345 at the end of 2004. During 2005, Valley incurred additional expense mainly due to the acquisitions of Shrewsbury and NorCrown and de novo branching.

Employee benefit expense increased by $1.7 million or 6.9 percent for the twelve months ended December 31, 2005 compared with the same period in the prior year, mainly due to increased pension plan and stock incentive costs. Employee benefit expense included $1.2 million and $964 thousand of stock option expense for the years ended December 31, 2005 and December 31, 2004, respectively.

Net occupancy expense and furniture and equipment expense, collectively, increased $5.3 million or 14.6 percent during 2005 in comparison to 2004. This increase was largely due to the Shrewsbury and NorCrown acquisitions, business expansion such as new and refurbished branches and increased depreciation charges in connection with investments in technology and facilities. Depreciation expense increased by approximately $1.9 million or 14.3 percent during 2005 compared with the prior year. Rent expense increased $1.6 million or 17.1 percent in 2005 compared with the prior year.

Amortization of other intangible assets, consisting primarily of amortization of loan servicing rights, decreased $167 thousand or 1.9 percent to $8.8 million for the year ended December 31, 2005 compared with the same period in 2004. An impairment analysis is performed periodically to determine the appropriateness of the value of Valley’s loan servicing rights, for which impairment expense of $108 thousand was recorded during 2005 compared with $1.1 million in 2004. Amortization expense on loan servicing rights decreased as a result of lower levels of prepayments, partially offset by additional amortization from core deposits recorded in connection with the Shrewsbury and NorCrown acquisitions in 2005.

Other non-interest expense increased $4.5 million or 10.4 percent for the year ended December 31, 2005 compared with the same period in 2004, mainly due to additional outside professional and service fees (legal, examination and consulting). The significant components of other non-interest expense include credit card fees, data processing, professional fees, postage, telephone, stationery, insurance, title search fees and service fees.

Income Taxes

Income tax expense as a percentage of pre-tax income was 29.0 percent for the year ended December 31, 2005 compared with 32.5 percent in 2004. The decrease was mainly due to an increase in low income housing tax credits, increased investment in tax exempt investments, decreased state income tax expense and reassessment of required tax accruals.

The effective tax rate for 2006 is currently expected to be similar to the full year of 2005.* This rate is projected based upon tax planning implemented during the latter half of 2005 and is anticipated to continue through 2006 unless there are changes in levels of non-taxable income, changes in tax planning strategies or unexpected changes in federal or state income tax laws.*

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of VNB, and cash flow hedges are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management and Insurance Services Division, comprised of trust, investment and insurance services, are included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with VNB’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data-Note 20 of the consolidated financial statements.”

The consumer lending segment had a return on average interest earning assets before income taxes of 2.00 percent for the year ended December 31, 2005 compared with 2.31 percent for the year ended December 31, 2004. Average interest earning assets increased $384.9 million, mainly attributable to volume gains in automobile loans and residential mortgage loans, which include loans acquired in the Shrewsbury and NorCrown acquisitions. The increase in automobile loans was achieved primarily as a result of the manufacturers “employee discount” sales promotion combined with the expanded market presence of Valley’s indirect dealer program. The increase in residential mortgage loans was driven by favorable interest rates, in conjunction with loans acquired from Shrewsbury and NorCrown. Average interest rates on consumer loans increased by 11 basis points and the expenses associated with funding sources increased by 54 basis points. The majority of the rates on these loans are fixed and do not adjust immediately with changes in short-term interest rates. Income before income taxes decreased $2.7 million due to lower gains on the sale of loans, decreased loan fees and lower title insurance fees and an increase in allocated internal transfer expense, offset by a decrease in the provision for loan losses and decreases in operating expenses.

The return on average interest earning assets before income taxes for the commercial lending segment increased to 2.83 percent in 2005 compared with 2.66 percent for the year ended December 31, 2004. Average interest earning assets increased $708.9 million, attributed to volume gains in loans and loans acquired from Shrewsbury and NorCrown. Interest rates on commercial lending increased by 65 basis points, largely due to increases in the prime lending rate, while the expenses associated with funding sources increased by 54 basis points. Income before income taxes increased $25.4 million primarily as a result of increased net interest income and a decrease in the provision for loan losses offset by an increase in allocated internal transfer expense.

The investment management segment had a return on average interest earning assets before income taxes of 2.25 percent for the year ended December 31, 2005, 73 basis points less than the year ended December 31, 2004. Average interest earning assets increased by $279.4 million, due to higher investment volume and investments acquired from Shrewsbury and NorCrown. The yield on interest earning assets, which includes federal funds sold, increased by 9 basis points to 5.25 percent for the year ended December 31, 2005. The investment portfolio is comprised predominantly of mortgage-backed securities that during the first half of 2005 generated cash flows that were re-invested at current prevailing rates. Principal paydowns on these securities have moderated as intermediate to long-term rates have currently stabilized, which may continue during 2006.* Income before income taxes decreased 17.7 percent to $75.5 million, primarily due to the effect of a narrowing net interest margin outweighing the increase in volume, lower non-interest income due to reduced call options and lower net gains on sales of securities and an increase in allocated internal transfer expense.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to VNB Capital Trust I, interest expense related to VNB’s issuance of $100 million in subordinated notes during 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment increased by $4.9 million for the year ended December 31, 2005 compared with December 31, 2004, and was primarily due to a decrease in net interest income as a result of the issuance of $100 million in subordinated notes and the negative effect of certain cash flow hedge derivatives.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2005. The model assumes changes in the levels of interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2005. According to the model run for year end 2005, over a twelve month period, an immediate interest rate increase of 100 basis points resulted in a decrease in net interest income of 0.28 percent or approximately $1.1 million, while an immediate interest rate decrease of 100 basis points resulted in a decrease in net interest income of 0.66 percent or approximately $2.6 million. Potential movements in the convexity of the bond and loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected above in the immediate 100 basis point increase or decrease. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. In a low interest rate environment, greater cash flow is received from mortgage loans and mortgage-backed securities due to greater prepayment activity. These larger cash flows are then reinvested into various investments at lower interest rates causing net interest margin pressure. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest margin, while prudently structuring the balance sheet to manage changes in interest rates. In the current interest rate environment, short-term rates have escalated while long-term rates have stayed low causing a flat yield curve.

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. As anticipated, this swap no longer represents a benefit to net interest income and is expected to have a negative effect on net interest income until it expires in July 2006.*

The following table shows certain interest earning assets and interest bearing liabilities that are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2005. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2005.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2006	2007	2008	2009	2010	Thereafter	Total Balance	Fair Value
		(in thousands)
Interest sensitive assets:
Investment securities held to maturity	5.93%	$281,367	$63,332	$49,113	$46,332	$66,073	$722,973	$1,229,190	$1,218,081
Investment securities available for sale	4.72	433,999	248,433	224,759	180,672	173,724	777,307	2,038,894	2,038,894
Trading securities	—	4,208	—	—	—	—	—	4,208	4,208
Loans held for sale	—	3,497	—	—	—	—	—	3,497	3,497
Loans:
Commercial	7.15	1,150,339	115,919	93,312	34,908	28,784	26,657	1,449,919	1,458,632
Mortgage	6.04	1,358,802	668,612	673,108	565,822	369,898	1,153,272	4,789,514	4,661,698
Consumer	6.09	1,126,940	344,759	201,062	104,738	47,799	65,726	1,891,024	2,012,032

Total interest sensitive assets	5.94	$4,359,152	$1,441,055	$1,241,354	$932,472	$686,278	$2,745,935	$11,406,246	$11,397,042

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	1.85	$979,577	$974,537	$974,537	$365,866	$182,933	$548,799	$4,026,249	$4,026,249
Time	3.45	1,716,922	294,444	262,436	120,696	30,332	70,704	2,495,534	2,510,032
Short-term borrowings	3.36	582,575	—	—	—	—	—	582,575	575,626
Long-term borrowings	4.39	748,413	569,762	129,761	69,450	152,607	575,577	2,245,570	2,219,339

Total interest sensitive liabilities	2.98	$4,027,487	$1,838,743	$1,366,734	$556,012	$365,872	$1,195,080	$9,349,928	$9,331,246
Interest sensitivity gap		$331,665	$(397,688)	$(125,380)	$376,460	$320,406	$1,550,855	$2,056,318	$2,065,796

Ratio of interest sensitive assets to interest sensitive liabilities		1.08:1	0.78:1	0.91:1	1.68:1	1.88:1	2.30:1	1.22:1	1.22:1

The projected maturity of assets and liabilities with contractual maturity dates are based on the actual maturity date of each financial instrument adjusted for all projected payments of principal. For investment securities, loans and long-term borrowings, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non-maturity deposit liabilities, in accordance with standard industry practice and Valley’s own historical experience, “decay factors” were used to estimate deposit runoff. Valley uses various assumptions to estimate fair values. See Note 19 of the consolidated financial statements for further discussion of fair values.

The interest sensitivity gap re-pricing within one year as of December 31, 2005 was positive $331.7 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.08:1. Management does not view this amount as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Valley maintains a level of liquid funds through asset/liability management to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.3 billion and $2.1 billion at December 31, 2005 and at December 31, 2004, respectively, representing 20.6 percent and 21.2 percent of earning assets, and 18.9 percent and 19.9 percent of total assets at December 31, 2005 and 2004, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $7.3 billion for the year ended December 31, 2005 and $6.4 billion for the year ended December 31, 2004, representing 66.6 percent and 66.5 percent of average earning assets. The increase is primarily a result of the acquisitions during 2005. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $63.1 million at December 31, 2005 and $63.6 million at December 31, 2004. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand, are also used as funding sources.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. In 2005, proceeds from the sales of investment securities available for sale amounted to $71.5 million and proceeds of $667.9 million were generated from maturities, redemptions and prepayments of investments. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities in 2005 were $792.2 million.

During 2005, a substantial amount of loan growth was funded from a combination of deposit growth, normal loan payments and prepayments, and borrowings. During the fourth quarter of 2005, Valley allowed the investment portfolio to decline through both normal attrition and the sale of $58 million of low yielding securities. The flat yield curve makes it less desirable to hold investments and therefore, Valley has decided to allow the investment portfolio to continue to decline through attrition as long as the yield curve remains flat. The cash flow generated from the portfolio paydowns are anticipated to be approximately $400 million, which will provide additional liquidity to fund loan growth or to pay down borrowings during 2006.*

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2005. These certificates of deposit are generated primarily from core deposit customers.

(in thousands)
Less than three months	$580,965
Three to six months	168,956
Six to twelve months	149,953
More than twelve months	211,200

$1,111,074

Valley has access to a variety of borrowing sources and uses both short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings increased by $72.3 million to $582.6 million at December 31, 2005 compared to $510.3 million at December 31, 2004 primarily due to an increase in repos due in one year or less and federal funds purchased. A substantial portion of the repos include customer balances being swept into this vehicle every night.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$256,963	$207,842	$231,058
Maximum outstanding at any month-end during the period	291,427	264,067	203,148
Balance outstanding at end of period	289,970	227,654	174,577
Weighted average interest rate during the period	2.34%	1.04%	0.95%
Weighted average interest rate at the end of the period	2.07%	0.95%	1.26%

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from VNB along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of VNB. In addition, Valley may, as approved by the Board of Directors, repurchase shares of its outstanding common stock.* The cash required for these purchases of shares have previously been met by using its own funds, dividends received from VNB as well as borrowed funds.

Investment Securities

The amortized cost of securities held to maturity at December 31, 2005, 2004 and 2003 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	2005	2004	2003
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$38,405	$38,406	$—
Obligations of states and political subdivisions	229,474	250,149	172,707
Mortgage-backed securities	399,521	492,416	629,237
Other debt securities	463,526	437,708	375,317

Total debt securities held to maturity	1,130,926	1,218,679	1,177,261
FRB & FHLB stock	98,264	73,659	54,978

Total investment securities held to maturity	$1,229,190	$1,292,338	$1,232,239

The fair value of securities available for sale at December 31, 2005, 2004 and 2003 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	2005	2004	2003
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$395,799	$312,881	$374,911
Obligations of states and political subdivisions	73,133	87,789	106,211
Mortgage-backed securities	1,534,992	1,456,552	1,305,200

Total debt securities available for sale	2,003,924	1,857,222	1,786,322
Equity securities	34,970	26,507	19,358

Total investment securities available for sale	$2,038,894	$1,883,729	$1,805,680

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

HELD TO MATURITY AT DECEMBER 31, 2005

	U.S. Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities(5)		Other Debt Securities		Total(4)
	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)(3)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)	Amortized Cost(1)	Yield (2)
	(in thousands)
0-1 year	$—	—%	$38,152	4.50%	$3	7.37%	$100	6.20%	$38,255	4.50%
1-5 years	20,020	2.55	27,837	6.57	2,597	7.52	—	—	50,454	5.02
5-10 years	18,385	5.30	90,005	6.36	229	8.29	75	5.65	108,694	6.18
Over 10 years	—	—	73,480	6.49	396,692	4.50	463,351	7.27	933,523	6.03

Total securities	$38,405	3.87%	$229,474	6.12%	$399,521	4.52%	$463,526	7.27%	$1,130,926	5.95%

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

AVAILABLE FOR SALE AT DECEMBER 31, 2005

	U.S. Treasury Securities and Other Government Agencies and Corporations		Obligations of States and Political Subdivisions		Mortgage- Backed Securities (5)		Total(4)
	Fair Value	Yield (2)	Fair Value	Yield (2)(3)	Fair Value	Yield (2)	Fair Value	Yield (2)
	(in thousands)
0-1 year	$14,127	3.54%	$8,270	6.00%	$681	7.25%	$23,078	4.52%
1-5 years	140,692	3.58	31,410	7.36	21,493	7.46	193,595	4.58
5-10 years	135,240	4.34	29,002	7.13	50,647	5.79	214,889	5.04
Over 10 years	105,740	4.94	4,451	6.99	1,462,171	4.69	1,572,362	4.71

Total securities	$395,799	4.20%	$73,133	7.09%	$1,534,992	4.77%	$2,003,924	4.73%

(1)	Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

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

At December 31, 2005, Valley had $399.5 million of mortgage-backed securities classified as held to maturity and $1.5 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, in accordance with its investment policies. Management continues to seek out securities with an attractive spread over Valley’s cost of funds while limiting the extension risk of its assets. See “Liquidity” section included in this MD&A for discussion of 2006 investment portfolio growth.

The mortgage-backed securities portfolio included $358.8 million of collateralized mortgage obligations (“CMO’s”), of which $31.6 million were privately issued, at December 31, 2005. CMO’s had a yield of 4.74 percent and an unrealized loss of $8.8 million at December 31, 2005.

As of December 31, 2005, Valley had $2.0 billion of securities available for sale, an increase of $155.2 million from December 31, 2004. As of December 31, 2005, the investment securities available for sale had a net unrealized loss of $22.3 million, net of deferred taxes, compared to a net unrealized gain of $3.7 million, net of deferred taxes, at December 31, 2004. This change was primarily due to a decrease in prices resulting from an increase in short-term interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of December 31, 2005 and 2004, Valley had a total of $4.2 million and $2.5 million, respectively, in trading account securities, which were utilized to facilitate purchases for customers of VNB’s broker-dealer subsidiary.

Loan Portfolio

As of December 31, 2005, total loans were $8.1 billion, compared to $6.9 billion at December 31, 2004, an increase of $1.2 billion or 17.3 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2005:

LOAN PORTFOLIO

	2005	2004	2003	2002	2001
	(in thousands)
Commercial	$1,449,919	$1,259,997	$1,181,399	$1,113,962	$1,079,222

Total commercial loans	1,449,919	1,259,997	1,181,399	1,113,962	1,079,222

Construction	471,560	368,120	222,748	200,896	206,789
Residential mortgage	2,083,004	1,853,408	1,594,392	1,387,208	1,283,809
Commercial mortgage	2,234,950	1,745,155	1,553,037	1,515,095	1,365,344

Total mortgage loans	4,789,514	3,966,683	3,370,177	3,103,199	2,855,942

Home equity	565,960	517,325	476,149	451,543	398,102
Credit card	9,044	9,691	10,722	11,544	12,740
Automobile	1,221,525	1,079,050	1,013,938	932,672	842,247
Other consumer	94,495	99,412	114,304	107,239	101,856

Total consumer loans	1,891,024	1,705,478	1,615,113	1,502,998	1,354,945

Total loans (1)	$8,130,457	$6,932,158	$6,166,689	$5,720,159	$5,290,109

As a percent of total loans:
Commercial loans	17.8%	18.2%	19.2%	19.5%	20.4%
Mortgage loans	58.9	57.2	54.6	54.2	54.0
Consumer loans	23.3	24.6	26.2	26.3	25.6

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1)	Total loans are net of unearned discount and deferred loan fees totaling $6.3 million, $6.6 million, $5.9 million, $6.4 million and $2.6 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

The largest increase in loans for 2005 was from mortgage loans comprised of construction, residential and commercial mortgage loans, partially as a result of additional loans acquired from Shrewsbury and NorCrown.

Construction mortgage loans increased $103.4 million or 28.1 percent in 2005 over last year, due to additional loans from the acquisitions and a greater volume of draw downs on existing lines and newly originated construction loans. Residential mortgage loans increased $229.6 million or 12.4 percent in 2005 over last year, primarily due to loans from recent acquisitions, a continuing favorable interest rate environment and a loan origination function producing more loans than those paying off.

The commercial loan and commercial mortgage loan portfolios have continued their steady increase. Commercial loans increased $189.9 million or 15.1 percent in 2005, partly due to additional loans acquired from Shrewsbury and NorCrown, increases in draw downs on new and existing commercial lines of credit and new commercial loans. Commercial mortgage loans increased $489.8 million or 28.1 percent during 2005, mainly due to the additional loans acquired from the recent acquisitions. The increase also represents a large volume of new loans, net of a substantial amount of payoffs during 2005 as a result of low interest rates and a competitive lending environment.

The home equity loan portfolio, primarily lines of credit, increased $48.6 million or 9.4 percent during 2005, resulting primarily from acquired loans from Shrewsbury and NorCrown, low interest rates and Valley’s increased marketing efforts to its customer base.

Automobile loans during 2005 increased by $142.5 million or 13.2 percent. The large increase during 2005 is the direct result of the manufacturers “employee discount” sales programs during the second half of 2005, combined with the expanded market presence of Valley’s indirect dealer program. The fourth quarter showed a decline in auto loan growth as a result of competition and slowing auto sales. Valley may not achieve the same performance in future periods due to levels of automobile sales, competition and the reduction of manufacturers’ based incentives.

Much of Valley’s lending is in northern and central New Jersey and Manhattan, with the exception of the out-of-state auto loan portfolio, SBA loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.* As a result of Valley’s lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2005:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial—fixed rate	$349,566	$82,937	$8,100	$440,603
Commercial—adjustable rate	800,773	189,986	18,557	1,009,316
Construction—fixed rate	22,997	33,874	—	56,871
Construction—adjustable rate	183,457	231,232	—	414,689

	$1,356,793	$538,029	$26,657	$1,921,479

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

VNB is a preferred U. S. Small Business Administration (“SBA”) lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans in New Jersey, Pennsylvania, New York, Maryland, North and South Carolina, Virginia, Connecticut and the District of Columbia. Generally, between 75 percent and 85 percent of each loan is guaranteed by the SBA and is typically sold into the secondary market, with the balance retained in VNB’s portfolio. VNB intends to continue expanding this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.* This program can expand or contract based upon guidelines and availability of lending established by the SBA.

During 2005 and 2004, VNB originated approximately $36.9 million and $27.0 million of SBA loans, respectively, and sold $17.2 million and $19.7 million, respectively. At December 31, 2005 and 2004, $55.2 million and $55.7 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $87.7 million and $99.9 million, respectively, of SBA loans.

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

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley:

LOAN QUALITY

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,442	$2,870	$2,792	$4,931	$10,456

Non-accrual loans	25,794	30,274	22,338	21,524	18,483
Other real estate owned	2,023	480	797	43	329

Total non-performing assets	$27,817	$30,754	$23,135	$21,567	$18,812

Troubled debt restructured loans	$—	$—	$—	$—	$891

Total non-performing loans as a % of loans	0.32%	0.44%	0.36%	0.38%	0.35%
Total non-performing assets as a % of loans	0.34%	0.44%	0.38%	0.38%	0.36%
Allowance for loan losses as a % of non-performing loans	291.49%	217.01%	289.42%	297.75%	345.20%

Non-accrual loans have ranged from a low of $18.5 million to $30.3 million over the last five years. Valley’s non-accrual experience as a percentage of total loans indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. The non-accrual increase in 2004 was primarily due to the addition of two large credits. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $1.9 million, $1.5 million and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $21 thousand, $844 thousand and $671 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from $2.8 million to $10.5 million for the last five years. Valley cannot predict that this current low level of past dues will continue. These loans represent most loan types and are generally well secured and in the process of collection.

Total loans past due in excess of 30 days were 0.89 percent of all loans at December 31, 2005 compared to 0.90 percent at December 31, 2004. Valley cannot guarantee that this current low level of past due loans in excess of 30 days will continue.

Other real estate owned increased $1.5 million to $2.0 million in 2005 compared with 2004 primarily due to three additional SBA loans which were foreclosed upon.

Although substantially all risk elements at December 31, 2005 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $8.1 million and $4.7 million in potential problem loans at December 31, 2005 and 2004, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Valley’s decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $8.1 million in potential problem loans as of December 31, 2005, approximately $1.2 million is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley’s business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. These loans are diversified as to type of borrower and loan. However, these loans are collateralized by real estate representing approximately 59 percent of total loans. Most of these loans are in northern and central New Jersey and Manhattan, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured by 1-4 family properties generally located in counties where Valley has a branch presence and counties contiguous thereto (including Pennsylvania). Valley does entertain loan requests for mortgage loans secured by homes beyond this primary geographic definition, however, lending outside this primary area is generally made only in support of customer relationships. Underwriting policies that are based on FNMA and FHLMC guidance are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2005 was 59.8 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 746.

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

The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Average loans outstanding	$7,637,973	$6,541,993	$6,056,439	$5,489,344	$5,199,999

Beginning balance—Allowance for loan losses	$65,699	$64,650	$64,087	$63,803	$61,995

Loans charged-off:
Commercial	1,921	6,551	4,905	10,570	10,841
Construction	—	—	—	504	—
Mortgage—Commercial	307	212	409	525	710
Mortgage—Residential	108	117	244	233	39
Consumer	5,265	6,258	6,089	6,682	6,414

	7,601	13,138	11,647	18,514	18,004

Charged-off loans recovered:
Commercial	1,474	3,394	2,012	1,905	1,465
Construction	—	—	—	—	—
Mortgage—Commercial	129	237	379	1,014	184
Mortgage—Residential	130	51	135	43	42
Consumer	1,765	2,502	2,339	2,192	2,415

	3,498	6,184	4,865	5,154	4,106

Net charge-offs	4,103	6,954	6,782	13,360	13,898
Provision for loan losses	4,340	8,003	7,345	13,644	15,706
Additions from acquisitions	9,252	—	—	—	—

Ending balance—Allowance for loan losses	$75,188	$65,699	$64,650	$64,087	$63,803

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.11%	0.11%	0.24%	0.27%
Allowance for loan losses as a % of loans	0.92%	0.95%	1.05%	1.12%	1.21%

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

The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management’s evaluation of local and national economic and business conditions, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. Net charge-off levels have declined annually since 2001 from 0.27 percent to 0.05 percent in 2005. The current low net charge-off levels represent the current credit cycle seen in the region and country. However, there can be no guarantee that these low levels will continue into future periods.

The provision for loan losses was $4.3 million in 2005 compared to $8.0 million in 2004. The $3.7 million decline was based upon the results of management’s quarterly analyses of the loan portfolio and a decrease in impaired loans during 2005.

The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

	Years ended December 31,
	2005		2004		2003		2002		2001
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial	$48,410	17.8%	$39,931	18.2%	$33,904	19.2%	$26,586	19.5%	$24,886	20.4%
Mortgage	16,288	58.9	13,478	57.2	12,166	54.6	11,382	54.2	10,839	54.0
Consumer	6,504	23.3	6,674	24.6	8,037	26.2	7,885	26.3	7,959	25.6
Unallocated	3,986	N/A	5,616	N/A	10,543	N/A	18,234	N/A	20,119	N/A

	$75,188	100.0%	$65,699	100.0%	$64,650	100.0%	$64,087	100.0%	$63,803	100.0%

At December 31, 2005, the allowance for loan losses amounted to $75.2 million or 0.92 percent of loans, as compared to $65.7 million or 0.95 percent at December 31, 2004. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $4.1 million for the year ended December 31, 2005 compared with $7.0 million for the year ended December 31, 2004. The ratio of net charge-offs to average loans was 0.05 percent and 0.11 percent for 2005 and 2004.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $16.8 million and $9.0 million, respectively, at December 31, 2005 and $25.0 million and $13.1 million, respectively, at December 31, 2004. Management believes that the lower unallocated allowance is appropriate given the improved economic climate and present delinquency trends.* The average balance of impaired loans during 2005, 2004 and 2003 was approximately $20.1 million, $14.6 million and $17.8 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.4 million for 2005, $479 thousand for 2004, and $972 thousand for 2003. No interest was collected on these impaired loans during these periods.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2005, shareholders’ equity totaled $931.9 million compared with $707.6 million at year-end 2004, representing 7.5 percent and 6.6 percent of total assets, respectively. The increase in total shareholders’ equity for 2005 was the result of net income of $163.4 million and additional capital issued in the Shrewsbury and NorCrown acquisitions of approximately $183.0 million, offset by dividends paid to shareholders and a decrease in accumulated other comprehensive income.

Included in shareholders’ equity as a component of accumulated other comprehensive income at December 31, 2005 was a $22.3 million unrealized loss on investment securities available for sale, net of deferred tax, compared with an unrealized gain of $3.7 million, net of deferred tax at December 31, 2004. Also included as a component of accumulated other comprehensive income at December 31, 2005 was a $1.8 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.8 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to approximately 11.6 million shares of Valley’s outstanding common stock on August 21, 2001 (“2001 Program”). Valley repurchased 266 thousand shares during 2005 substantially completing the purchase of shares available under the 2001 program.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, VNB’s subordinated borrowing (see Note 11 of the consolidated financial statements for additional information) and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of trust preferred securities through VNB Capital Trust I, of which 100 percent qualifies as Tier 1 capital, within regulatory limitations. Including these securities, Valley’s capital position at December 31, 2005 under risk-based capital guidelines was $955.2 million, or 10.3 percent of risk-weighted assets for Tier 1 capital and $1.1 billion or 12.2 percent for Total risk-based capital. The comparable ratios at December 31, 2004 were 11.1 percent for Tier 1 capital and 12.0 percent for Total risk-based capital. At December 31, 2005 and 2004, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 7.8 percent and 8.3 percent, respectively. VNB’s ratios at December 31, 2005 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, Total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

As of December 31, 2003, Valley adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised in December 2003” and as a result, de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to stricter quantitative limits of 25% to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The new quantitative limits will become effective on March 31, 2009. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Total capital, subject to restrictions. As of December 31, 2005, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. See Note 12 of the consolidated financial statements for additional information.

Book value per common share amounted to $8.37 at December 31, 2005 compared with $6.82 per common share at December 31, 2004.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings by net income, was 42.0 percent at December 31, 2005, compared to approximately 43.0 percent at December 31, 2004. Cash dividends declared amounted to $0.87 per common share, equivalent to a dividend payout ratio of 58.0 percent for 2005, compared to approximately 57.0 percent for 2004. The current quarterly dividend rate of $0.22 per common share provides for an annual rate of $0.88 per common share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Management has estimated that the fair value of the 72 properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12 and 15 of the consolidated financial statements.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2005:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposit	$1,716,922	$556,880	$151,028	$70,704	$2,495,534
Long-term borrowings	439,328	618,829	143,473	1,043,940	2,245,570
Operating leases	8,442	15,365	12,069	18,842	54,718
Capital expenditures	18,959	—	—	—	18,959

Total	$2,183,651	$1,191,074	$306,570	$1,133,486	$4,814,781

Valley also has commitments under its pension benefit plans, not included in the above table, as further described in Note 13 of the consolidated financial statements.

Commitments. As a financial services provider, Valley routinely enters into commitments to extend credit, including loan commitments, standby and commercial letters of credit. While these contractual obligations represent Valley’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn on based upon Valley’s historical experience. Such commitments are subject to the same credit policies and approval process accorded to loans made by Valley. For additional information, see Note 15 of the consolidated financial statements.

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 15 of the consolidated financial statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,240,063	$180,685	$24,334	$143,893	$1,588,975
Home equity and other revolving lines of credit	654,225	—	—	—	654,225
Outstanding commercial mortgage loan commitments	136,852	244,634	6,131	—	387,617
Standby letters of credit	52,064	47,748	36,775	79,300	215,887
Outstanding residential mortgage loan commitments	127,934	—	—	—	127,934
Commitments under unused lines of credit-credit card	16,326	21,198	—	—	37,524
Commercial letters of credit	24,427	636	—	—	25,063
Commitments to sell loans	1,769	—	—	—	1,769
Commitments to fund civic and community investments	3,946	905	—	—	4,851
Other	6,936	3,439	—	—	10,375

Total	$2,264,542	$499,245	$67,240	$223,193	$3,054,220

Included in the other commitments are projected earn-outs of $2.3 million that are scheduled to be paid over the next three years in conjunction with various acquisitions made by Valley.* These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for contractual communication and technology costs.

Derivative Financial Instruments. Derivatives have become one of several components of Valley’s asset/liability management activities to manage interest rate risk. In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Using derivative instruments, principally interest rate swaps, some of Valley’s interest rate sensitivity can be adjusted to maintain desired interest rate risk profiles.

As noted in the “Net Interest Income” and “Interest Rate Sensitivity” sections above, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate during 2004. This interest rate swap, which is designated as a cash flow hedge, no longer represents a benefit to net interest income and is expected to have a negative effect on net interest income until it expires in July 2006.* During 2005, Valley also entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. The changes in the fair value of this interest rate swap are recorded through earnings and are offset by the changes in the fair value of the hedged fixed rate loan.

At December 31, 2005 and 2004, derivatives designated as cash flow or fair value hedges had an aggregate fair value of $3.0 million and $576 thousand, respectively, and were included in other liabilities. Unrealized losses of $1.8 million and $341 thousand as of December 31, 2005 and 2004, respectively, for derivatives designated as cash flow hedges are included in the statement of comprehensive income, net of related income taxes of $1.2 million and $235 thousand, respectively. No material hedge ineffectiveness existed on cash flow hedges during the years ended December 31, 2005 and 2004. See Note 1 and Note 15 to the consolidated financial statements for further analysis.

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, Valley’s off balance sheet arrangements include a $6.2 million ownership interest in the common securities of a statutory trust Valley established to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2004 Compared to 2003

Net income was $154.4 million or $1.48 per diluted share, return on average assets was 1.51 percent and return on average equity was 22.77 percent for 2004. This compares with net income of $153.4 million or $1.47 per diluted share in 2003, return on average assets of 1.63 percent and return on average equity of 24.21 percent in 2003.

The loan portfolio grew year over year by approximately 12.4 percent, deposits increased almost 5.0 percent while non-interest bearing and low cost savings deposits showed the greatest growth. The positive increases in the balance sheet during the year translated into smaller gains in net interest income than traditionally experienced by Valley due to a lower net interest margin. The net interest margin contracted as a result of compression in interest rates between short-term rates and long-term rates during the second half of 2004. The Federal Reserve began increasing short-term interest rates in the second half of 2004 paving the way for raising the interest rates on loans tied to the prime rate. This was not enough to offset the low level of long-term interest rates earned on the balance of Valley’s loans and investments.

Earnings for 2004 were impacted by lower gains on sales of securities and gains on sales of loans, as well as a decrease in insurance premiums. These decreases were partially offset by the benefit of a lower effective income tax rate and management’s control of operating expenses.

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

Average loans increased $485.6 million or 8.0 percent, for the twelve months of 2004, while average taxable investments increased $332.3 million or 13.8 percent over the same period in 2003. Tax equivalent interest income on loans increased $6.8 million for the twelve months of 2004 compared with the same period in 2003, due to the increased volume of loans. Interest on taxable investments increased $14.3 million for the twelve months in 2004 over the same period in 2003, mainly due to higher average balances and lower amortization expense offset by lower interest rates.

Average interest bearing liabilities for 2004 increased $649.7 million or 9.1 percent from 2003. Average savings, NOW and money market deposits increased $319.2 million or 10.2 percent and continue to provide a low cost source of funding. This increase was attributed to the addition of new branches, the growth in municipal deposits, the continued increases in customer activity as well as advertising and promotional efforts. Average time deposits decreased $54.3 million or 2.4 percent from 2003, due to Valley’s strategy to fund with lower cost deposits and borrowings. The decline in interest rates on deposits in conjunction with the decline in time deposits caused a net decrease in interest expense on deposits by $1.0 million. Average short-term borrowings increased $52.4 million or 15.0 percent over 2003 average balances. Average long-term borrowings increased $332.5 million or 23.7 percent and includes mostly FHLB advances and repos. The increase in borrowings was used as an alternative to deposits and was evaluated based upon need, cost and term.

The net interest margin on a tax equivalent basis was 3.94 percent for the twelve months ended December 31, 2004 compared with 4.04 percent for the same period in 2003. The change was mainly attributable to interest rates declining to historic low levels during 2004.

Non-interest income represented 14.0 percent and 17.9 percent of total interest income plus non-interest income for 2004 and 2003, respectively. For the year ended December 31, 2004, non-interest income decreased $23.9 million or 22.1 percent, compared with the same period in 2003.

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

Fees from loan servicing include fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2004, fees from servicing residential mortgage loans totaled $6.5 million and fees from servicing SBA loans totaled $1.5 million, as compared to $7.9 million and $1.5 million for the year ended December 31, 2003. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.6 billion and $2.0 billion at December 31, 2004 and 2003, respectively. The continuing refinancing and payoff activity resulted in less fee income during 2004 from the serviced mortgage loan portfolio as borrowers continued to take advantage of lower interest rates.

Gains on sales of loans, net, decreased $9.9 million to $3.0 million for the year 2004 compared to $13.0 million for the prior year. This decrease was primarily attributed to lower loan sales of $35.1 million in residential mortgage loans in 2004 compared with $421.6 million during 2003.

Other non-interest income increased $1.6 million to $17.9 million in 2004 as compared to 2003. This increase was mainly due to higher income generated from call options. The significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and call options totaling, in the aggregate of approximately $13.5 million.

Non-interest expense totaled $220.0 million for 2004, an increase of $3.8 million or 1.74 percent from 2003, mainly due to increases in salary expense, employee benefit expense and higher depreciation expense partly offset by lower amortization expense. The largest components of non-interest expense were salaries and employee benefit expense which totaled $123.8 million in 2004 compared with $119.4 million in 2003, an increase of $4.4 million or 3.71 percent. At December 31, 2004, full-time equivalent staff was 2,345 compared to 2,264 at the end of 2003. During 2004, Valley incurred additional expense to support expanded branch and call center hours of operations as well as incurred costs related to new business development and the implementation of regulatory compliance programs. These costs were partly offset by reductions in the mortgage origination area and greater use of part-time employees, especially in branch operations to help to control costs.

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

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
	(in thousands except for share data)
Assets
Cash and due from banks	$246,119	$153,932
Interest bearing deposits with banks	13,926	9,439
Investment securities held to maturity, fair value of $1,218,081 and $1,306,074 in 2005 and 2004, respectively (Notes 3 and 11)	1,229,190	1,292,338
Investment securities available for sale (Notes 4 and 11)	2,038,894	1,883,729
Trading securities	4,208	2,514
Loans held for sale	3,497	2,157
Loans (Notes 5 and 11)	8,130,457	6,932,158
Less: Allowance for loan losses (Note 6)	(75,188)	(65,699)

Net loans	8,055,269	6,866,459

Premises and equipment, net (Note 7)	182,739	161,473
Bank owned life insurance	182,789	170,602
Accrued interest receivable	57,280	46,737
Due from customers on acceptances outstanding	11,314	11,294
Goodwill (Note 9)	179,898	18,732
Other intangible assets, net (Notes 8 and 9)	37,456	27,156
Other assets	193,523	116,829

Total assets	$12,436,102	$10,763,391

Liabilities
Deposits:
Non-interest bearing	$2,048,218	$1,768,352
Interest bearing:
Savings, NOW and money market	4,026,249	3,591,986
Time (Note 10)	2,495,534	2,158,401

Total deposits	8,570,001	7,518,739

Short-term borrowings (Note 11)	582,575	510,291
Long-term borrowings (Notes 11 and 12)	2,245,570	1,890,170
Bank acceptances outstanding	11,314	11,294
Accrued expenses and other liabilities (Notes 13 and 14)	94,732	125,299

Total liabilities	11,504,192	10,055,793

Commitments and contingencies (Note 15)

Shareholders’ Equity (Notes 1, 2, 13, 14, and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 164,894,580 shares; issued 111,419,037 shares in 2005 and 103,827,183 shares in 2004	39,302	34,930
Surplus	741,456	437,659
Retained earnings	177,332	232,431
Unallocated common stock held by employee benefit plan	—	(88)
Accumulated other comprehensive (loss) income	(24,036)	3,355

	934,054	708,287
Treasury stock, at cost (92,320 common shares in 2005 and 28,871 common shares in 2004)	(2,144)	(689)

Total shareholders’ equity	931,910	707,598

Total liabilities and shareholders’ equity	$12,436,102	$10,763,391

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003
	(in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)	$461,443	$370,921	$364,091
Interest and dividends on investment securities:
Taxable	145,266	134,274	118,816
Tax-exempt	12,331	11,587	10,991
Dividends	4,800	1,848	2,978
Interest on federal funds sold and other short-term investments	1,244	296	622

Total interest income	625,084	518,926	497,498

Interest Expense
Interest on deposits:
Savings, NOW and money market	55,456	23,115	22,871
Time (Note 10)	67,601	46,832	48,095
Interest on short-term borrowings (Note 11)	16,516	5,258	3,754
Interest on long-term borrowings (Notes 11 and 12)	87,086	71,402	74,202

Total interest expense	226,659	146,607	148,922

Net Interest Income	398,425	372,319	348,576
Provision for loan losses (Note 6)	4,340	8,003	7,345

Net Interest Income after Provision for Loan Losses	394,085	364,316	341,231

Non-Interest Income
Trust and investment services	6,487	6,023	5,726
Insurance premiums	11,719	13,982	17,558
Service charges on deposit accounts	22,382	20,242	21,590
(Losses) gains on securities transactions, net (Note 4)	(461)	6,475	15,606
Gains on trading securities, net	1,717	2,409	2,836
Fees from loan servicing (Note 7)	7,011	8,010	9,359
Gains on sales of loans, net	2,108	3,039	12,966
Bank owned life insurance	7,053	6,199	6,188
Other	15,692	17,949	16,368

Total non-interest income	73,708	84,328	108,197

Non-Interest Expense
Salary expense (Note 13)	105,988	99,325	97,197
Employee benefit expense (Note 13)	26,163	24,465	22,162
Net occupancy expense (Notes 7 and 15)	26,766	22,983	21,782
Furniture and equipment expense (Note 7)	14,903	13,391	12,452
Amortization of other intangible assets (Note 9)	8,797	8,964	12,480
Advertising	7,535	7,974	7,409
Other	47,414	42,947	42,796

Total non-interest expense	237,566	220,049	216,278

Income Before Income Taxes	230,227	228,595	233,150
Income tax expense (Note 14)	66,778	74,197	79,735

Net Income	$163,449	$154,398	$153,415

Earnings Per Common Share:
Basic	$1.50	$1.49	$1.48
Diluted	1.49	1.48	1.47
Cash Dividends Declared Per Common Share	0.87	0.85	0.81

Weighted Average Number of Common Shares Outstanding:
Basic	108,948,978	103,604,828	103,629,836
Diluted	109,351,675	104,137,633	104,184,728

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2002	—	$33,332	$318,964	$338,770	$(435)	$41,319	$(100,212)	$631,738
Comprehensive income:
Net income	—	—	—	153,415	—	—	—	153,415
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $(6,343)	—	—	—	—	—	(10,969)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $5,787	—	—	—	—	—	(9,819)	—	—

Other comprehensive losses	—	—	—	—	—	(20,788)	—	(20,788)

Total comprehensive income	—	—	—	—	—	—	—	132,627
Cash dividends declared	—	—	—	(83,621)	—	—	—	(83,621)
Effect of stock incentive plan, net	—	(28)	(1,764)	(2,687)	—	—	9,848	5,369
Stock dividend	—	—	(189)	(117,564)	—	—	117,564	(189)
Allocation of employee benefit plan shares	—	—	719	—	176	—	463	1,358
Fair value of stock options granted	—	—	525	—	—	—	—	525
Tax benefit from exercise of stock options	—	—	344	—	—	—	—	344
Purchase of treasury stock	—	—	—	—	—	—	(35,362)	(35,362)

Balance—December 31, 2003	—	33,304	318,599	288,313	(259)	20,531	(7,699)	652,789
Comprehensive income:
Net income	—	—	—	154,398	—	—	—	154,398
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $(7,572)	—	—	—	—	—	(12,788)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $2,428	—	—	—	—	—	(4,047)	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $401	—	—	—	—	—	581	—	—
Less reclassification adjustment for gains included in net income, net of tax of $636	—	—	—	—	—	(922)	—	—

Other comprehensive losses	—	—	—	—	—	(17,176)	—	(17,176)

Total comprehensive income	—	—	—	—	—	—	—	137,222
Cash dividends declared	—	—	—	(87,805)	—	—	—	(87,805)
Effect of stock incentive plan, net	—	(22)	(902)	(1,912)	—	—	7,991	5,155
Stock dividend	—	1,648	118,668	(120,563)	—	—	49	(198)
Allocation of employee benefit plan shares	—	—	—	—	171	—	—	171
Fair value of stock options granted	—	—	966	—	—	—	—	966
Tax benefit from exercise of stock options	—	—	328	—	—	—	—	328
Purchase of treasury stock	—	—	—	—	—	—	(1,030)	(1,030)

Balance—December 31, 2004	—	34,930	437,659	232,431	(88)	3,355	(689)	707,598
Comprehensive income:
Net income	—	—	—	163,449	—	—	—	163,449
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $(15,997)	—	—	—	—	—	(26,224)	—	—
Plus reclassification adjustment for losses included in net income, net of tax of $196	—	—	—	—	—	265	—	—
Net change in unrealized gains and losses on derivatives net of tax benefit of $(1,913)	—	—	—	—	—	(2,769)	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $923	—	—	—	—	—	1,337	—	—

Other comprehensive losses	—	—	—	—	—	(27,391)	—	(27,391)

Total comprehensive income	—	—	—	—	—	—	—	136,058
Cash dividends declared	—	—	—	(95,104)	—	—	—	(95,104)
Effect of stock incentive plan, net	—	7	1,074	(438)	—	—	4,707	5,350
Stock Dividend	—	1,806	121,037	(123,006)	—	—	—	(163)
Acquisitions	—	2,559	180,469	—	—	—	—	183,028
Allocation of employee benefit plan shares	—	—	—	—	88	—	—	88
Fair value of stock options granted	—	—	1,175	—	—	—	—	1,175
Tax benefit from exercise of stock options	—	—	42	—	—	—	—	42
Purchase of treasury stock	—	—	—	—	—	—	(6,162)	(6,162)

Balance—December 31, 2005	—	$39,302	$741,456	$177,332	$—	$(24,036)	$(2,144)	$931,910

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$163,449	$154,398	$153,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,278	13,203	11,480
Amortization of compensation costs pursuant to long-term stock incentive plans	3,875	3,247	3,149
Provision for loan losses	4,340	8,003	7,345
Net amortization of premiums and discounts on securities	4,446	5,205	11,031
Amortization of other intangible assets	8,797	8,964	12,480
Net deferred income tax benefit	(12,958)	(14,567)	(7,987)
Tax benefit from exercise of stock options	42	328	344
Losses (gains) on securities transactions, net	461	(6,475)	(15,606)
Proceeds from sales of loans	23,549	56,790	448,754
Gains on sales of loans, net	(2,108)	(3,039)	(12,966)
Originations of loans held for sale	(23,448)	(50,188)	(399,179)
Purchases of trading securities	(251,369)	(287,674)	(336,344)
Proceeds from sales of trading securities	249,675	289,412	332,092
Net increase in cash surrender value of bank owned life insurance	(7,053)	(6,199)	(6,188)
Net (increase) decrease in accrued interest receivable and other assets	(1,212)	11,986	6,434
Net (decrease) increase in accrued expenses and other liabilities	(59,671)	(22,952)	14,975

Net cash provided by operating activities	116,093	160,442	223,229

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	71,504	466,916	785,198
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	457,955	931,472	1,333,396
Purchases of investment securities available for sale	(651,860)	(1,479,316)	(1,811,375)
Purchases of investment securities held to maturity	(140,335)	(267,620)	(729,891)
Proceeds from sales of investment securities held to maturity	—	—	1,630
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	209,922	206,414	86,037
Net increase in loans made to customers	(503,477)	(773,676)	(458,770)
Cash paid, net of cash and cash equivalents in acquisitions	93,018	—	—
Purchases of premises and equipment, net of sales	(27,267)	(45,841)	(26,141)
Purchases of loan servicing rights	—	—	(14,090)

Net cash used in investing activities	(490,540)	(961,651)	(834,006)

Cash flows from financing activities:
Net increase in deposits	182,458	355,771	479,581
Net increase (decrease) in short-term borrowings	65,001	132,985	(1,127)
Advances of long-term borrowings	800,000	500,000	447,461
Repayments of long-term borrowings	(479,290)	(157,051)	(226,068)
Dividends paid to common shareholders	(92,837)	(86,676)	(82,931)
Purchases of common shares to treasury	(6,162)	(1,030)	(35,362)
Common stock issued, net of cancellations	1,951	2,415	3,466

Net cash provided by financing activities	471,121	746,414	585,020

Net increase (decrease) in cash and cash equivalents	96,674	(54,795)	(25,757)
Cash and cash equivalents at beginning of year	163,371	218,166	243,923

Cash and cash equivalents at end of year	$260,045	$163,371	$218,166

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$216,684	$145,066	$149,704
Cash paid during the year for federal and state income taxes	90,964	89,092	68,903

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp (“Valley”) is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (“VNB”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey and Manhattan. VNB also lends to borrowers outside its branch network. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a company that owns and services mortgage loans; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include real estate investment trust subsidiaries (“REIT”) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by VNB, except Valley owns less than 1 percent of the holding company for one of the REIT subsidiaries. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, have issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, VNB and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Certain reclassifications have been made in the consolidated financial statements for 2004 and 2003 to conform to the classifications presented for 2005.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Valley issued a five percent stock dividend on May 20, 2005. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks, and federal funds sold.

VNB is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $43.5 million and $30.4 million at December 31, 2005 and 2004, respectively.

Investment Securities

At the time of purchase, investments are classified into one of three categories: held to maturity, available for sale or trading.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trading securities are held by Glen Rauch Securities, Inc., a subsidiary of VNB, and are primarily comprised of municipal bonds, corporate bonds and government agencies purchased for resale to retail and institutional clients. These investment securities are classified as trading securities in the accompanying consolidated statements of financial condition and are recorded at fair value on an aggregate basis. Interest on trading account securities is recorded in interest income. Unrealized holding gains and losses on such securities are included in earnings as a component of non-interest income in the accompanying consolidated statements of income. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and shown as a separate component of non-interest income.

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

Loans Held for Sale

Loans held for sale consist of residential mortgage loans and Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market. Loans held for sale are carried at the lower of cost or estimated fair market value using the aggregate method. Loans held for sale are generally sold with mortgage servicing rights retained by Valley. Gains recognized on loan sales are based on the cash proceeds in excess of the assigned value of the loan, as well as the value assigned to the rights to service the loans retained by Valley. See “Loan Servicing Rights” section below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valley’s lending is primarily in northern and central New Jersey and Manhattan with the exception of out-of-state auto lending and SBA loans. Valley may also lend outside its primary lending area to accommodate existing customers.

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

The allowance is maintained at a level estimated to absorb loan losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include specific allowances for identified impaired loans, an allocated allowance for each portfolio segment and the unallocated allowance.

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

Bank Owned Life Insurance

Valley owns Bank owned life insurance (“BOLI”) to help offset the rising cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested in Treasuries, mortgage-backed securities, and high grade corporate securities and is managed by two independent investment firms. The change in the cash surrender value is included in non-interest income and is exempt from federal and state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, Valley added $5.1 million in BOLI through its acquisition of Shrewsbury Bancorp (see Note 2 below).

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

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. Valley reviews goodwill annually to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value.

Other Intangible Assets

Other intangible assets consist of loan servicing rights, core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values. The fair market value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs rather than national averages as used for PMSRs. Valley’s method amortizes mortgage servicing rights in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions. Loan servicing rights, which are classified as other intangible assets, are periodically evaluated for impairment.

Stock-Based Compensation

Valley adopted on a prospective basis the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2002. Through November 2005 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For grants subsequent to October 2005, the fair value of each option grant on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

Because Valley adopted the fair value provisions prospectively, compensation expense related to employee stock options granted will not have a full impact until 2007, when the majority of its employee stock options reach their first full five-year vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. This Statement eliminates the alternative to use Accounting Principles Board Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

On April 14, 2005, the SEC issued a final rule that amends the compliance dates for SFAS No. 123R. The SEC’s rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of Valley). The SEC’s new rule does not change the accounting required by SFAS No. 123R, it only changes the dates for compliance with the standard. Valley does not expect the requirements of SFAS 123R to have a material impact on the consolidated financial statements.

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

Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of deferred tax and unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of deferred tax. Valley reports comprehensive income and its components in the Consolidated Statements of Changes in Shareholders’ Equity.

Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is equivalent to net income. The weighted average number of common shares outstanding used in the denominator for diluted earnings per common share is increased over the denominator used for basic earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are common stock options outstanding.

All common share and per common share amounts were adjusted to reflect the five percent stock dividend issued May 20, 2005, and all prior stock dividends and splits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
Net income (in thousands)	$163,449	$154,398	$153,415

Basic weighted-average number of common shares outstanding	108,948,978	103,604,828	103,629,836
Plus: Common stock equivalents	402,697	532,805	554,892

Diluted weighted-average number of common shares outstanding	109,351,675	104,137,633	104,184,728

Earnings per common share:
Basic	$1.50	$1.49	$1.48
Diluted	$1.49	$1.48	$1.47

At December 31, 2005, 2004 and 2003 there were 1.2 million, 778 thousand and 387 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, Valley records all derivatives on the balance sheet at fair value.

Valley uses interest rate swaps to hedge variability in future cash flows caused by interest rates. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, delaying the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. Such guidance was also issued in September 2004 in the form of proposed FSP EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP EITF 03-1-a”). At its July 2005 meeting, the FASB decided that they will issue proposed FSP EITF 03-1-a as final. In November 2005, the FASB issued the final FSP, re-titled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company’s assertion for one security would not call into question assertions made for other impaired securities. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in reporting periods beginning after December 15, 2005. Valley does not expect the adoption of FSP FAS 115-1 to have a significant impact on its financial condition or results of operations.

ACQUISITIONS AND DISPOSITIONS (Note 2)

The following business combinations were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

On March 31, 2005, Valley acquired Shrewsbury Bancorp (“Shrewsbury”), the holding company for Shrewsbury State Bank, a commercial bank with approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County, New Jersey. The purchase price of $135.9 million was paid through a combination of Valley’s common stock and cash totaling $113.4 million and $22.5 million, respectively. The transaction generated approximately $68.5 million in goodwill and $11.8 million in core deposits subject to amortization. Shrewsbury State Bank was merged into VNB as of the acquisition date.

On June 3, 2005, Valley acquired NorCrown Bank (“NorCrown”), a commercial bank with approximately $622 million in assets and 15 branch offices located in 12 communities in Essex, Hudson and Morris Counties in New Jersey. The purchase price of $141.0 million was paid through a combination Valley’s common stock and cash totaling $70.5 million and $70.5 million, respectively. The transaction generated approximately $91.1 million in goodwill and $6.3 million in core deposits subject to amortization. NorCrown was merged into VNB as of the acquisition date.

Pro forma results of operations for Shrewsbury and NorCrown for the years ended December 31, 2005, 2004, and 2003, respectively, are not included as the acquisitions did not have had a material impact on Valley’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2005 and 2004 were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$38,405	$1	$(1,300)	$37,106
Obligations of states and political subdivisions	229,474	3,114	(908)	231,680
Mortgage-backed securities	399,521	89	(11,041)	388,569
Other debt securities	463,526	6,150	(7,214)	462,462

Total debt securities held to maturity	1,130,926	9,354	(20,463)	1,119,817
FRB & FHLB stock	98,264	—	—	98,264

Total investment securities held to maturity	$1,229,190	$9,354	$(20,463)	$1,218,081

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$38,406	$131	$(423)	$38,114
Obligations of states and political subdivisions	250,149	5,614	(167)	255,596
Mortgage-backed securities	492,416	3,939	(5,097)	491,258
Other debt securities	437,708	12,116	(2,377)	447,447

Total debt securities held to maturity	1,218,679	21,800	(8,064)	1,232,415
FRB & FHLB stock	73,659	—	—	73,659

Total investment securities held to maturity	$1,292,338	$21,800	$(8,064)	$1,306,074

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2005 were as follows:

	December 31, 2005
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$2,961	$(38)	$27,268	$(1,262)	$30,229	$(1,300)
Obligations of states and political subdivisions	60,267	(671)	11,832	(237)	72,099	(908)
Mortgage-backed securities	180,591	(2,484)	189,449	(8,557)	370,040	(11,041)
Other debt securities	213,398	(5,206)	35,846	(2,008)	249,244	(7,214)

Total	$457,217	$(8,399)	$264,395	$(12,064)	$721,612	$(20,463)

The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2005 was 183. Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in other debt securities consists of trust preferred securities. These unrealized losses are primarily due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

As of December 31, 2005, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $360 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2005, are set forth in the following table:

	December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$38,252	$38,232
Due after one year through five years	47,857	47,095
Due after five years through ten years	108,465	109,585
Due after ten years	536,831	536,336
Mortgage-backed securities	399,521	388,569

Total debt securities held to maturity	$1,130,926	$1,119,817

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 4.9 years at December 31, 2005 and 4.7 years at December 31, 2004.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2005 and 2004 were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$403,305	$66	$(7,572)	$395,799
Obligations of states and political subdivisions	71,299	1,865	(31)	73,133
Mortgage-backed securities	1,565,000	2,981	(32,989)	1,534,992

Total debt securities available for sale	2,039,604	4,912	(40,592)	2,003,924
Equity securities	35,496	381	(907)	34,970

Total investment securities available for sale	$2,075,100	$5,293	$(41,499)	$2,038,894

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$315,262	$368	$(2,749)	$312,881
Obligations of states and political subdivisions	84,196	3,593	—	87,789
Mortgage-backed securities	1,455,338	10,619	(9,405)	1,456,552

Total debt securities available for sale	1,854,796	14,580	(12,154)	1,857,222
Equity securities	23,380	3,484	(357)	26,507

Total investment securities available for sale	$1,878,176	$18,064	$(12,511)	$1,883,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of securities available for sale at December 31, 2005 were as follows:

	December 31, 2005
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies and corporations	$214,099	$(2,882)	$173,721	$(4,690)	$387,820	$(7,572)
Obligations of states and political subdivisions	4,952	(31)	—	—	4,952	(31)
Mortgage-backed securities	996,561	(18,560)	458,633	(14,429)	1,455,194	(32,989)

Total	1,215,612	(21,473)	632,354	(19,119)	1,847,966	(40,592)
Equity securities	24,835	(601)	1,441	(306)	26,276	(907)

Total	$1,240,447	$(22,074)	$633,795	$(19,425)	$1,874,242	$(41,499)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2005 was 369. Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses for the U.S. Treasury securities and other government agencies and corporations are on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

As of December 31, 2005, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $965 million.

The contractual maturities of investments in debt securities available for sale at December 31, 2005, are set forth in the following table:

	December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$22,486	$22,397
Due after one year through five years	174,268	172,102
Due after five years through ten years	165,669	164,242
Due after ten years	112,181	110,191
Mortgage-backed securities	1,565,000	1,534,992

Total debt securities available for sale	$2,039,604	$2,003,924

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2005 and 2004 was 4.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale included in earnings for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Sales transactions:
Gross gains	$2,679	$6,581	$15,690
Gross losses	(2,305)	(182)	(9)

	374	6,399	15,681

Maturities and other securities transactions:
Gross gains	—	153	—
Gross losses	(835)	(77)	(75)

	(835)	76	(75)

(Losses) gains on securities transactions, net	$(461)	$6,475	$15,606

Gross losses on maturities and other securities transactions in the table above include $835 thousand in other-than-temporary impairment losses for the year ended December 31, 2005. The impairment losses relate to equity securities in which management believes their market prices will not recover in the foreseeable future due to current market conditions and other factors. The adjusted cost basis and fair value of these equity securities totaled $3.5 million at December 31, 2005. No other-than-temporary impairment losses were recognized in years ended December 31, 2004 and 2003.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2005 and 2004 was as follows:

	2005	2004
	(in thousands)
Commercial	$1,449,919	$1,259,997

Total commercial loans	1,449,919	1,259,997

Construction	471,560	368,120
Residential mortgage	2,083,004	1,853,408
Commercial mortgage	2,234,950	1,745,155

Total mortgage loans	4,789,514	3,966,683

Home equity	565,960	517,325
Credit card	9,044	9,691
Automobile	1,221,525	1,079,050
Other consumer	94,495	99,412

Total consumer loans	1,891,024	1,705,478

Total loans	$8,130,457	$6,932,158

Total loans are net of unearned discount and deferred loan fees totaling $6.3 million and $6.6 million, at December 31, 2005 and 2004, respectively.

Related Party Loans

VNB’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of VNB’s capital. In addition, extensions of credit in excess of certain limits must be approved by VNB’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than VNB, may not extend or arrange for any personal loans to its directors and executive officers.

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2005, adjusted for changes in directors, executive officers and their affiliates:

2005
(in thousands)
Outstanding at beginning of year	$76,220
New loans and advances	73,798
Repayments	(48,427)

Outstanding at end of year	$101,591

All loans to related parties are performing as of December 31, 2005.

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Loans past due in excess of 90 days and still accruing	$4,442	$2,870

Non-accrual loans	$25,794	$30,274
Other real estate owned	2,023	480

Total non-performing assets	$27,817	$30,754

Troubled debt restructured loans	—	—

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $1.9 million, $1.5 million and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $21 thousand, $844 thousand and $671 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $16.8 million and $9.0 million, respectively, at December 31, 2005 and $25.0 million and $13.1 million, respectively, at December 31, 2004. The average balance of impaired loans during 2005, 2004 and 2003 was approximately $20.2 million, $14.6 million and $17.8 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.4 million for 2005, $479 thousand for 2004, and $972 thousand for 2003. No interest was collected on these impaired loans during these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLOWANCE FOR LOAN LOSSES (Note 6)

Transactions recorded in the allowance for loan losses during the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$65,699	$64,650	$64,087
Provision for loan losses	4,340	8,003	7,345
Additions from acquisitions	9,252	—	—

Less net loan charge-offs:
Loans charged-off	(7,601)	(13,138)	(11,647)
Less recoveries on loan charge-offs	3,498	6,184	4,865

Net loan charge-offs	(4,103)	(6,954)	(6,782)

Balance at end of year	$75,188	$65,699	$64,650

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2005 and 2004, premises and equipment, net consisted of:

	2005	2004
	(in thousands)
Land	$46,928	$35,789
Buildings	114,112	99,225
Leasehold improvements	34,113	30,857
Furniture and equipment	129,816	116,753

	324,969	282,624
Less: Accumulated depreciation and amortization	(142,230)	(121,151)

Total premises and equipment, net	$182,739	$161,473

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $14.8 million, $13.0 million and $11.3 million, respectively.

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.4 billion, $1.6 billion and $2.0 billion at December 31, 2005, 2004 and 2003, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $87.7 million, $99.9 million and $99.4 million of SBA loans at December 31, 2005, 2004 and 2003, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in loan servicing rights during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$22,902	$29,619	$21,596
Purchase and origination of loan servicing rights	744	1,254	19,548
Amortization expense	(5,837)	(7,971)	(11,525)

Balance at end of year	$17,809	$22,902	$29,619

Amortization expense in 2005, 2004 and 2003 includes $108 thousand, $1.1 million and $4.1 million, respectively, of impairment expense for loan servicing rights, and is classified in amortization of other intangible assets in the consolidated statements of income. In 2005, the book balance of $17.8 million approximated fair value. Based on current market conditions, amortization expense related to the mortgage servicing asset at December 31, 2005 is expected to aggregate approximately $12.6 million through 2010.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangible assets were incurred in 2005, 2004 and 2003.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2005 and December 31, 2004:

	2005	2004
	(in thousands)
Balance at beginning of period	$18,732	$17,564
Goodwill from business combinations	161,166	1,168

Balance at end of period	$179,898	$18,732

The following table summarizes other intangible assets as of December 31, 2005 and December 31, 2004:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2005
Loan servicing rights	$78,443	$(60,634)	$17,809
Core deposits	31,333	(15,100)	16,233
Other	6,015	(2,601)	3,414

Total other intangible assets	$115,791	$(78,335)	$37,456

December 31, 2004
Loan servicing rights	$84,028	$(61,126)	$22,902
Core deposits	13,425	(13,200)	225
Other	5,725	(1,696)	4,029

Total other intangible assets	$103,178	$(76,022)	$27,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions (see Notes 1 and 8 above). Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other consisting of customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $8.8 million, $9.0 million, and $12.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The following presents the estimated amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2006	$4,587	$2,923	$953
2007	3,534	2,586	782
2008	2,644	2,303	135
2009	2,051	2,013	113
2010	1,518	1,739	112
Thereafter	3,475	4,669	1,319

Total	$17,809	$16,233	$3,414

DEPOSITS (Note 10)

Included in time deposits at December 31, 2005 and 2004 are certificates of deposit over $100 thousand of $1.1 billion and $997.1 million, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $31.3 million, $15.4 million and $14.6 million in 2005, 2004 and 2003, respectively.

The scheduled maturities of time deposits as of December 31, 2005 are as follows:

(in thousands)
2006	$1,738,498
2007	281,643
2008	254,558
2009	120,487
2010	30,621
Thereafter	69,727

Total time deposits	$2,495,534

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Fed funds purchased	$73,000	$11,000
Securities sold under agreements to repurchase	289,970	227,654
Treasury tax and loan	14,605	16,637
FHLB advances	205,000	255,000

Total short-term borrowings	$582,575	$510,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average interest rate for short-term borrowings at December 31, 2005 and 2004 was 2.92 percent and 1.31 percent, respectively.

At December 31, 2005 and 2004, long-term borrowings consisted of the following:

	2005	2004
	(in thousands)
FHLB advances	$1,243,957	$1,003,500
Securities sold under agreements to repurchase	691,000	676,000
Subordinated notes	100,000	—
Junior subordinated debentures issued to VNB Capital Trust I (Note 12)	206,186	206,186
Other	4,427	4,484

Total long-term borrowings	$2,245,570	$1,890,170

The FHLB advances included in long-term borrowings had a weighted average interest rate of 4.11 percent at December 31, 2005 and 4.18 percent at December 31, 2004. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $44.3 million, $39.5 million, and $45.9 million was recorded on FHLB advances during the years ended December 31, 2005, 2004 and 2003, respectively. The FHLB advances are scheduled for repayment as follows:

(in thousands)
2006	$264,328
2007	337,828
2008	26,328
2009	42,328
2010	52,145
Thereafter	521,000

Total long-term FHLB advances	$1,243,957

The securities sold under repurchase agreements included in long-term borrowings totaled $691.0 million and $676.0 million at December 31, 2005 and 2004, respectively. The weighted average interest rate for this debt was 3.53 percent and 2.74 percent at December 31, 2005 and 2004, respectively. Interest expense of $24.5 million, $15.9 million, and $12.4 million was recorded during the years ended December 31, 2005, 2004 and 2003, respectively. The schedule for repayment is as follows:

(in thousands)
2006	$50,000
2007	186,000
2008	66,000
2009	159,000
2010	15,000
Thereafter	215,000

Total long-term securities sold under agreements to repurchase	$691,000

On July 13, 2005, VNB issued $100 million 5.0% subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes will be payable semi-annually in arrears at an annual rate of 5.0% on January 15 and July 15 of each year, beginning January 15, 2006. Net proceeds from the subordinated debt offering have been utilized to replace the cash paid to shareholders for the acquisition of Shrewsbury and NorCrown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.3 billion and $1.2 billion at December 31, 2005 and 2004, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 12)

In November 2001, Valley established VNB Capital Trust I (“Trust”), a Delaware statutory business trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the Trust to purchase an equivalent amount of junior subordinated debentures issued by Valley. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of December 31, 2005:

VNB Capital Trust I
($ in thousands)
Junior Subordinated Debentures:
Principal balance	$206,186
Annual interest rate	7.75%
Stated maturity date	December 15, 2031
Call date	December 15, 2006

Trust Preferred Securities:
Face value	$200,000
Annual distribution rate	7.75%
Issuance date	November 2001
Distribution dates (1)	Quarterly

(1)	All cash distributions are cumulative.

As of December 31, 2003, Valley adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised in December 2003.” Upon adoption, Valley de-consolidated its investment in the Trust. As a result of this de-consolidation, junior subordinated debentures issued to the Trust are recorded as long-term borrowings and costs related to these junior subordinated debentures are included in interest expense. Prior periods have been adjusted to reflect this change.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon redemption on a date no earlier than December 15, 2006. Prior to the redemption date, the junior subordinated debentures may be redeemed by Valley (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on Valley or the Trust, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payment on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Valley of the Trust’s obligations under the trust preferred securities issued. Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 Capital and Total Capital at December 31, 2005. In March 2005, the Board of Governors of the Federal Reserve System issued a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2005, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

BENEFIT PLANS (Note 13)

Pension Plan

VNB has a non-contributory benefit plan (“qualified plan”) covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is VNB’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. In addition, VNB has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the pension plans at December 31, 2005 and 2004:

	Pension Plans
	2005	2004
	(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$58,855	$51,368
Service cost	3,694	3,267
Interest cost	3,519	3,184
Plan amendments	6	64
Actuarial loss	3,906	3,209
Benefits paid	(2,321)	(2,237)

Projected benefit obligation at end of year	$67,659	$58,855

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$52,299	$45,201
Actual return on plan assets	459	4,230
Employer contributions	5,105	5,105
Benefits paid	(2,321)	(2,237)

Fair value of plan assets at end of year	$55,542	$52,299

Funded Status	$(12,117)	$(6,556)
Unrecognized prior service cost	975	1,090
Unrecognized net actuarial loss	14,952	7,532

Net amount recognized	$3,810	$2,066

Amounts recognized in the statements of financial condition for both the qualified and non-qualified plans for 2005 and 2004 consist of:

	2005	2004
	(in thousands)
Prepaid benefit cost	$7,432	$5,372
Accrued benefit cost	(4,635)	(4,194)
Intangible assets	874	888
Accumulated other comprehensive income	139	—

Net amount recognized	$3,810	$2,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VNB’s non-qualified plan has with an accumulated benefit obligation in excess of plan assets as follows:

	2005	2004
	(in thousands)
Projected benefit obligation	$4,828	$4,370
Accumulated benefit obligation	4,635	4,194
Fair value of plan assets	—	—

Net periodic pension expense for 2005, 2004 and 2003 included the following components:

	2005	2004	2003
	(in thousands)
Service cost	$3,694	$3,267	$2,560
Interest cost	3,519	3,184	2,892
Expected return on plan assets	(4,251)	(3,768)	(3,542)
Amortization of transition asset	—	(16)	(79)
Amortization of prior service cost	122	147	89
Amortization of net actuarial loss (gain)	276	35	(64)

Total net periodic pension expense	$3,360	$2,849	$1,856

Expected benefit payments:

2005
(in thousands)
2006	$2,750
2007	2,863
2008	3,047
2009	3,365
2010	3,511
2011 to 2015	23,376

In determining rate assumptions, VNB looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the plan as of December 31, 2005 and 2004, were:

	2005	2004
Discount rate	5.75%	6.00%
Future compensation increase rate	3.75	4.00

The weighted average discount rate and expected long-term rate of return on assets used in determining Valley’s pension expense for the years ended December 31, 2005 and 2004, were:

	2005	2004
Discount rate	6.00%	6.25%
Expected long-term return on plan assets	8.50	8.50
Rate of compensation increase	4.00	4.00

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	2005	2004
Asset Category
Equity securities	59.8%	55.5%
Fixed income securities	36.8	34.4
Other	3.4	10.1

Total	100%	100%

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

The pension plan held 78,440 shares of VNB Capital Trust I preferred securities at December 31, 2005 and 2004. These shares had fair market values of $2.0 and $2.1 million at December 31, 2005 and 2004, respectively. Dividends received for these shares were $152 thousand for each of the years ended December 31, 2005 and 2004.

Valley expects to contribute approximately $5.0 million to the plan during 2006 based upon actuarial estimates.

Valley maintains a non-qualified Directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.8 million and 5.75 percent, respectively, at December 31, 2005, and $1.6 million and 6.0 percent, respectively, at December 31, 2004. An expense of $270 thousand, $266 thousand and $299 thousand has been recognized for the plan in the years ended December 31, 2005, 2004 and 2003, respectively. Valley also maintains non-qualified plans for former Directors of banks acquired (as well as a non-qualified plan for former Senior Management of Merchants Bank of New York acquired in January of 2001). Valley did not merge these plans into their existing non-qualified plans. Collectively, at December 31, 2005, the remaining obligation under these plans was $10.4 million, of which $7.9 million was accrued. The difference of $2.5 million is being accrued on a straight-line basis over the remaining benefit period.

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $5.8 million during 2005 and $5.9 million during 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute a percentage of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley common stock. In 2005, VNB matched employee contributions with 49,683 common shares, of which 27,298 were allocated from the KSOP and 20,122 shares were allocated from treasury. In 2004, VNB matched employee contributions with 47,842 common shares, of which 30,971 were allocated from the KSOP and 15,081 shares were allocated from treasury stock. In 2003, VNB matched employee contributions with 55,486 common shares, of which 32,043 shares were allocated from the KSOP and 19,255 shares were issued from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, amounting to $1.2 million for 2005, while $966 thousand was recorded in 2004 and $1.3 million in 2003. At December 31, 2005, common shares in the KSOP were fully allocated.

Stock-Based Compensation

Valley adopted on a prospective basis the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2002. Through November 2005 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For grants subsequent to October 2005, the fair value of each option grant on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

Under the Employee Stock Option Plan, Valley may grant options to its employees for up to 4.2 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The exercise price of options equals 100 percent of the market price of Valley’s stock on the date of grant, and an option’s maximum term is ten years. The options granted under this plan are exercisable no earlier than one year after the date of grant, expire no more than ten years after the date of the grant, and are subject to a vesting schedule.

For 2005, 2004 and 2003 grants, Valley recorded stock-based employee compensation expense for incentive stock options of $1.2 million, $964 thousand and $533 thousand, respectively. Valley will continue to amortize the remaining cost of these grants of approximately $5.7 million, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2005, 2004 and 2003, respectively:

	11/2005 to 12/2005	1/2005 to 10/2005	2004	2003
Risk-free interest rate	4.4 - 4.6%	4.6%	4.3%	3.94%
Dividend yield	3.7	3.6	3.3	3.03
Volatility	20.0	22.6	22.8	20.0
Expected term	9.0 years	7.7 years	7.8 years	7.7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2002, Valley applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002 been recorded consistent with the fair value provisions of SFAS No. 123 for those periods, net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(in thousands, except for share data)
Net income
As reported	$163,449	$154,398	$153,415
Stock-based compensation cost, net of tax	(433)	(723)	(924)

Pro forma	$163,016	$153,675	$152,491

Earnings per common share
As reported:
Basic	$1.50	$1.49	$1.48
Diluted	1.49	1.48	1.47
Pro forma:
Basic	$1.50	$1.48	$1.47
Diluted	1.49	1.48	1.46

A summary of the status of qualified and non-qualified stock options as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,840,333	$21	2,667,311	$20	2,615,250	$18
Granted	439,860	25	407,919	27	465,026	27
Exercised	(96,849)	16	(189,274)	13	(301,884)	14
Forfeited or expired	(102,525)	24	(45,623)	21	(111,081)	20

Outstanding at end of year	3,080,819	22	2,840,333	21	2,667,311	20

Options exercisable at year-end	1,886,548	19	1,640,779	18	1,360,974	16

Weighted-average fair value of options granted during the year	$4.75		$5.69		$5.09

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3-17	658,875	2.9 years	$16	658,875	$16
17-19	443,334	4.4	19	441,958	19
19-22	388,482	5.8	21	313,883	21
22-27	1,590,128	8.4	25	471,832	25

3-27	3,080,819	6.3	22	1,886,548	19

As of December 31, 2005, 2004 and 2003, stock appreciation rights equivalent to 17,379 shares were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions. The awards are recorded at fair market value and amortized into salary expense over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2005, 2004 and 2003:

Restricted Stock Awards	2005	2004	2003
Outstanding at beginning of year	341,814	359,974	365,970
Granted	151,372	142,612	116,323
Vested	(103,335)	(152,514)	(93,030)
Forfeited or expired	(13,381)	(8,258)	(29,289)

Outstanding at end of year	376,470	341,814	359,974

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $2.6 million in 2005, $2.2 million in 2004 and $2.0 million in 2003.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan (“2004 Directors Plan”). The 2004 Directors Plan, provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. There are 28,525 shares outstanding under this plan as of December 31, 2005.

INCOME TAXES (Note 14)

Income tax expense (benefit) included in the consolidated financial statements consisted of the following:

	2005	2004	2003
	(in thousands)
Income tax from operations:
Current:
Federal	$79,141	$83,308	$81,512
State, net of federal tax benefit	595	5,456	6,210

	79,736	88,764	87,722
Deferred:
Federal and State	(12,958)	(14,567)	(7,987)

Total income tax expense	$66,778	$74,197	$79,735

Included in other comprehensive income is an income tax benefit of $13.9 million for the year ended December 31, 2005, and an income tax expense of $1.9 million and $11.8 million for the years ended December 31, 2004 and 2003, respectively, attributable to net unrealized losses and gains on securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$30,704	$26,486
Depreciation	19,383	19,095
Employee benefits	1,223	2,139
Unrealized loss on securities available for sale	13,944	—
Other	9,920	7,798

Total deferred tax assets	75,174	55,518

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	1,821
Purchase accounting	7,833	635
Other	2,790	2,530

Total deferred tax liabilities	10,623	4,986

Net deferred tax asset	$64,551	$50,532

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

Reconciliation between the reported income tax expense and the amount computed by multiplying income before taxes by the statutory federal income tax rate follows:

	2005	2004	2003
	(in thousands)
Tax at statutory federal income tax rate	$80,579	$80,008	$81,603
Increases (decreases) resulted from:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(4,220)	(4,055)	(3,885)
BOLI	(2,468)	(2,170)	(2,166)
State income tax, net of federal tax benefit	(2,379)	3,546	4,037
Low-income housing tax credits	(1,603)	(283)	(186)
Other, net	(3,131)	(2,849)	332

Income tax expense	$66,778	$74,197	$79,735

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $42 thousand, $328 thousand and $344 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

Valley’s Federal net operating loss carryforwards totaled approximately $700 thousand at December 31, 2005 and expire in 2007 through 2012 subject to certain limitations. Valley’s state net operating loss carryforwards totaled approximately $19 million at December 31, 2005 and expire in 2010 through 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2006	$11,206	$2,764	$8,442
2007	10,739	2,346	8,393
2008	9,041	2,069	6,972
2009	7,902	1,574	6,328
2010	7,092	1,351	5,741
Thereafter	22,306	3,464	18,842

Total lease commitments	$68,286	$13,568	$54,718

Net occupancy expense for years ended December 31, 2005, 2004 and 2003 included approximately $8.0 million, $6.4 million and $6.5 million, respectively, of rental expenses, net of rental income of $3.3 million, $3.2 million and $2.9 million, respectively, for leased bank facilities.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Commitments under commercial loans and lines of credit	$1,588,975	$1,291,921
Home equity and other revolving lines of credit	654,225	572,341
Outstanding commercial mortgage loan commitments	387,617	391,537
Standby letters of credit	215,887	184,148
Outstanding residential mortgage loan commitments	127,934	118,235
Commitments under unused lines of credit-credit card	37,524	40,479
Commercial letters of credit	25,063	20,431
Commitments to sell loans	1,769	300

Total	$3,038,994	$2,619,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standby letters of credit represent the guarantee by VNB of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. VNB’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York and Pennsylvania. Loan sale commitments represent contracts for the sale of residential mortgage loans and SBA loans to third parties in the ordinary course of VNB’s business. These commitments require VNB to deliver loans within a specific time frame to the third party. The risk to VNB is its non-delivery of loans required by the commitment which could lead to financial penalties. VNB has not defaulted on its loan sale commitments.

Derivative Instruments and Hedging Activities

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. This interest rate swap involves the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, Valley entered into forward starting interest rate swaps to hedge its interest rate risk associated with a forecasted fixed rate debt issuance that was expected to occur during the third quarter. Valley unwound this interest rate swap in connection with the pricing of the hedged debt issuance. Valley received $960 thousand from the swap counterparty upon unwinding the swap. This amount was deferred in other comprehensive income and is being reclassified as a reduction of interest expense as the interest payments on the hedged debt occur. During 2005, Valley also entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan.

At December 31, 2005 and 2004, derivatives designated as cash flow or fair value hedges had an aggregate fair value of $3.0 million and $576 thousand, respectively and were included in other liabilities. Unrealized losses of $1.8 million and $341 thousand as of December 31, 2005 and 2004, respectively, for derivatives designated as cash flow hedges are included in the statement of comprehensive income, net of related income taxes of $1.2 million and $235 thousand, respectively. No material hedge ineffectiveness existed on cash flow hedges during the years ended December 31, 2005 and 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the applicable variable and fixed rate loans. For the years ended December 31, 2005 and 2004, an unrealized loss of $702 thousand and a unrealized gain of $1.6 million, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income. Valley estimates an unrealized loss of $1.5 million, net of tax, will be reclassified out of other comprehensive income and realized as a reduction to interest income during 2006.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuit noted below, the consolidated statements of financial condition or results of operations of Valley will not be materially affected by the outcome of such legal proceedings and claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A lawsuit against Valley was filed by United Bank and Trust Company in the United States District Court, Southern District of New York. The plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to United Bank and Trust Company in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to this action, although Valley cannot provide any assurances that it will prevail in the litigation or be able to settle the litigation for an immaterial amount. In connection with this litigation, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that the litigation is covered by Valley’s insurance policy with that carrier.

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley and VNB are subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s financial statements. Under capital adequacy guidelines, Valley and VNB must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and VNB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2005, Valley exceeded all capital adequacy requirements to which it was subject.

VNB’s ratios at December 31, 2005 were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley and VNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Valley’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2005
Total Risk-based Capital	$1,130,377	12.2%	$743,858	8.0%	N/A	N/A
Tier I Risk-based Capital	955,189	10.3	371,929	4.0	N/A	N/A
Tier I Leverage Capital	955,189	7.8	488,464	4.0	N/A	N/A
As of December 31, 2004
Total Risk-based Capital	$945,235	12.0%	$632,917	8.0%	N/A	N/A
Tier I Risk-based Capital	879,536	11.1	316,459	4.0	N/A	N/A
Tier I Leverage Capital	879,536	8.3	424,749	4.0	N/A	N/A

N/A—not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VNB’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2005
Total Risk-based Capital	$1,042,339	11.3%	$741,323	8.0%	$926,654	10.0%
Tier I Risk-based Capital	867,151	9.4	370,662	4.0	555,993	6.0
Tier I Leverage Capital	867,151	7.1	487,148	4.0	608,935	5.0
As of December 31, 2004
Total Risk-based Capital	$853,054	10.8%	$630,461	8.0%	$788,076	10.0%
Tier I Risk-based Capital	787,355	10.0	315,230	4.0	472,846	6.0
Tier I Leverage Capital	787,355	7.4	423,311	4.0	529,138	5.0

Dividend Restrictions

VNB, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, VNB’s only shareholder. Prior approval by the OCC is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under this limitation, VNB could declare dividends in 2006 without prior approval from the OCC of up to $98.2 million plus an amount equal to VNB’s net profits for 2006 to the date of such dividend declaration. In addition to dividends received from VNB, Valley can satisfy its cash requirements by utilizing its own funds, cash from sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2005:

	Shares Issued	Shares in Treasury
Balance, December 31, 2002	109,155,253	(4,363,142)
Effect of stock incentive plan, net	(100,530)	435,159
Purchase of treasury stock	—	(1,590,450)
Retirement of treasury stock	(5,196,618)	5,196,618

Balance, December 31, 2003	103,858,105	(321,815)
Effect of stock incentive plan, net	(21,878)	327,580
Purchase of treasury stock	—	(43,680)
Retirement of treasury stock	(9,044)	9,044

Balance, December 31, 2004	103,827,183	(28,871)
Effect of stock incentive plan, net	59,421	202,361
Purchase of treasury stock	—	(265,810)
Shares issued in acquisitions	7,532,433	—

Balance, December 31, 2005	111,419,037	(92,320)

Treasury Stock

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.8 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. No purchases were made in 2005 under this repurchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 21, 2001, Valley’s Board of Directors authorized the repurchase of up to approximately 11.6 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and were used for general corporate purposes. Valley repurchased 266 thousand shares during 2005 and substantially purchased all of the shares authorized under this program.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2005
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$139,163	$152,068	$163,999	$169,854
Interest expense	44,570	52,228	61,111	68,750
Net interest income	94,593	99,840	102,888	101,104
Provision for loan losses	752	925	1,125	1,538
Non-interest income	19,358	19,332	19,317	15,701
Non-interest expense	55,646	60,477	61,478	59,965
Income before income taxes	57,553	57,770	59,602	55,302
Income tax expense	19,285	18,779	17,660	11,054
Net income	38,268	38,991	41,942	44,248
Earnings per common share:
Basic	0.37	0.35	0.38	0.40
Diluted	0.37	0.35	0.38	0.40
Cash dividends declared per common share	0.214	0.220	0.220	0.220
Average common shares outstanding:
Basic	103,844,428	109,338,563	111,256,033	111,250,155
Diluted	104,338,065	109,753,156	111,636,535	111,642,960

	Quarters ended 2004
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$123,515	$125,676	$132,431	$137,304
Interest expense	33,298	34,290	37,660	41,359
Net interest income	90,217	91,386	94,771	95,945
Provision for loan losses	1,848	1,476	1,475	3,204
Non-interest income	22,999	20,730	19,411	21,188
Non-interest expense	53,081	54,797	54,877	57,294
Income before income taxes	58,287	55,843	57,830	56,635
Income tax expense	19,855	19,114	18,444	16,784
Net income	38,432	36,729	39,386	39,851
Earnings per common share:
Basic	0.37	0.36	0.38	0.38
Diluted	0.37	0.35	0.38	0.38
Cash dividends declared per common share	0.204	0.214	0.214	0.214
Average common shares outstanding:
Basic	103,529,733	103,593,023	103,609,898	103,685,715
Diluted	104,104,219	104,072,353	104,072,003	104,262,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2005	2004
	(in thousands)
Assets
Cash	$3,267	$6,492
Interest bearing deposits with banks	85,130	84,129
Investment securities held to maturity	437	444
Investment securities available for sale	15,708	19,167
Investment in subsidiaries	1,044,334	813,785
Loan to subsidiary bank employee benefit plan	—	179
Other assets	15,248	14,534

Total assets	$1,164,124	$938,730

Liabilities
Dividends payable to shareholders	$24,495	$22,243
Long-term borrowings	206,186	206,186
Other liabilities	1,533	2,703

Total liabilities	232,214	231,132

Stockholders’ equity
Preferred stock	—	—
Common stock	39,302	34,930
Surplus	741,456	437,659
Retained earnings	177,332	232,431
Unallocated common stock held by employee benefit plan	—	(88)
Accumulated other comprehensive (loss) income	(24,036)	3,355

	934,054	708,287
Treasury stock, at cost	(2,144)	(689)

Total shareholders’ equity	931,910	707,598

Total liabilities and shareholders’ equity	$1,164,124	$938,730

Condensed Statements of Income

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Income
Dividends from subsidiary	$190,000	$50,000	$145,000
Income from subsidiary	1,099	572	328
(Losses) gains on securities transactions, net	(349)	725	7,633
Other interest and dividends	702	1,833	802

	191,452	53,130	153,763
Expenses	17,979	18,306	18,107

Income before income tax benefit and equity in undistributed earnings of subsidiary	173,473	34,824	135,656
Income tax benefit	(5,892)	(5,462)	(3,479)

Income before equity in undistributed earnings of subsidiary	179,365	40,286	139,135
Equity in undistributed (loss) earnings of subsidiary	(15,916)	114,112	14,280

Net Income	$163,449	$154,398	$153,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net Income	$163,449	$154,398	$153,415
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	15,916	(114,112)	(14,280)
Depreciation and amortization	287	294	301
Amortization of compensation costs pursuant to long-term stock incentive plan	3,876	3,203	3,046
Net amortization of premiums and discounts on securities	6	(25)	(48)
Net losses (gains) on securities transactions	349	(725)	(7,633)
Net (increase) decrease in other assets	(649)	(658)	164
Net increase (decrease) in other liabilities	101	(127)	(174)

Net cash provided by operating activities	183,335	42,248	134,791

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	522	132,685	429,906
Proceeds from maturing investment securities available for sale	—	272,000	1,075
Purchases of investment securities available for sale	(1,547)	(276,118)	(449,396)
Net cash paid in acquisitions	(87,665)	—	—
Payment of employee benefit plan loan	179	178	179

Net cash (used in) provided by investing activities	(88,511)	128,745	(18,236)

Cash flows from financing activities:
Purchases of common shares to treasury	(6,162)	(1,030)	(35,362)
Dividends paid to common shareholders	(92,837)	(86,676)	(82,931)
Common stock issued, net of cancellations	1,951	2,415	3,466

Net cash used in financing activities	(97,048)	(85,291)	(114,827)

Net (decrease) increase in cash and cash equivalents	(2,224)	85,702	1,728
Cash and cash equivalents at beginning of year	90,621	4,919	3,191

Cash and cash equivalents at end of year	$88,397	$90,621	$4,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

Limitations: The fair value estimates made at December 31, 2005 and 2004 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and due from banks, interest bearing deposits with banks and fed funds sold: The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity, investment securities available for sale and trading securities: Fair values are based on quoted market prices.

Loans held for sale: Fair values are based on Federal Home Loan Mortgage Corporation and dealer quoted market prices.

Loans: Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair value.

Deposit liabilities: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings: The fair value is estimated by obtaining quoted market prices of financial instruments when available. The fair value of other long-term borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Interest rate swap contracts: The fair value of interest rate swap contracts are obtained from dealer quotes. These values represent the estimated amounts Valley would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$246,119	$246,119	$153,932	$153,932
Interest bearing deposit with banks	13,926	13,926	9,439	9,439
Investment securities held to maturity	1,229,190	1,218,081	1,292,338	1,306,074
Investment securities available for sale	2,038,894	2,038,894	1,883,729	1,883,729
Trading securities	4,208	4,208	2,514	2,514
Loans held for sale	3,497	3,497	2,157	2,157
Net loans	8,055,269	8,057,174	6,866,459	6,958,273
Accrued interest receivable	57,280	57,280	46,737	46,737
Financial liabilities:
Deposits without stated maturities	6,074,467	6,074,467	5,360,338	5,360,338
Deposits with stated maturities	2,495,534	2,510,032	2,158,401	2,168,962
Short-term borrowings	582,575	575,626	510,291	503,706
Long-term borrowings	2,245,570	2,219,339	1,890,170	1,915,926
Accrued interest payable	22,192	22,192	12,217	12,217
Interest rate swaps	2,998	2,998	576	576

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2005 and 2004.

BUSINESS SEGMENTS (Note 20)

Valley has four major business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to pre-tax net income and return on average interest-earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank and cash flow hedges are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management and Insurance Services Division, comprised of trust, investment and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

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

The commercial lending division provides loan products and services to commercial establishments located primarily in New Jersey and New York. These include lines of credit, term loans, letters of credit, asset-based lending, construction, development and permanent real estate financing for owner occupied and leased properties, leasing, aircraft lending and SBA loans. The SBA loans are offered through a sales force covering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Jersey and a number of surrounding states and territories. The commercial lending division serves numerous businesses through departments organized into product or specific geographic divisions.

The investment management segment handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB’s funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains and losses on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to VNB Capital Trust I, as well as income and expense from derivative financial instruments and service charges on deposit accounts and expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,678,758	$3,957,453	$3,353,171	$—	$10,989,382

Interest income	201,641	254,825	176,129	(7,511)	625,084
Interest expense	69,843	75,134	63,662	18,020	226,659

Net interest income (loss)	131,798	179,691	112,467	(25,531)	398,425
Provision for loan losses	2,346	1,994	—	—	4,340

Net interest income (loss) after provision for loan losses	129,452	177,697	112,467	(25,531)	394,085
Non-interest income	39,974	11,609	6,715	15,410	73,708
Non-interest expense	47,537	25,131	725	164,173	237,566
Internal expense transfer	48,476	52,239	43,000	(143,715)	—

Income (loss) before income taxes	$73,413	$111,936	$75,457	$(30,579)	$230,227

Return on average interest earning assets (pre-tax)	2.00%	2.83%	2.25%		2.09%

	Year ended December 31, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,293,822	$3,248,587	$3,073,761	$—	$9,616,170

Interest income	176,950	188,094	158,713	(4,831)	518,926
Interest expense	44,829	44,214	41,834	15,730	146,607

Net interest income (loss)	132,121	143,880	116,879	(20,561)	372,319
Provision for loan losses	4,526	3,477	—	—	8,003

Net interest income (loss) after provision for loan losses	127,595	140,403	116,879	(20,561)	364,316
Non-interest income	42,900	10,785	14,025	16,618	84,328
Non-interest expense	51,978	22,766	632	144,673	220,049
Internal expense transfer	42,425	41,895	38,611	(122,931)	—

Income (loss) before income taxes	$76,092	$86,527	$91,661	$(25,685)	$228,595

Return on average interest earning assets (pre-tax)	2.31%	2.66%	2.98%		2.38%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2003
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,092,919	$2,986,456	$2,692,385	$—	$8,771,760

Interest income	180,092	179,542	143,987	(6,123)	497,498
Interest expense	46,964	45,347	40,882	15,729	148,922

Net interest income (loss)	133,128	134,195	103,105	(21,852)	348,576
Provision for loan losses	3,460	3,885	—	—	7,345

Net interest income (loss) after provision for loan losses	129,668	130,310	103,105	(21,852)	341,231
Non-interest income	59,870	11,445	14,137	22,745	108,197
Non-interest expense	59,074	22,355	626	134,223	216,278
Internal expense transfer	38,205	36,890	32,003	(107,098)	—

Income (loss) before income taxes	$92,259	$82,510	$84,613	$(26,232)	$233,150

Return on average interest earning assets (pre-tax)	2.98%	2.76%	3.14%		2.66%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Valley National Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

February 24, 2006

New York, New York

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Within 90 days prior to the date of this report, Valley carried out an evaluation, under the supervision and with the participation of Valley’s management, including Valley’s President and Chief Executive Officer and Valley’s Chief Financial Officer, of the effectiveness of the design and operation of Valley’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, they concluded that Valley’s disclosure controls and procedures are effective in timely alerting them to material information relating to Valley (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in Valley’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Item 9B.    Other Information

Not applicable.

Management’s Report on Internal Control Over Financial Reporting

Valley’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Valley’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2005, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2005, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Ernst & Young LLP, the independent registered public accounting firm that audited Valley’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Valley’s internal control over financial reporting as of December 31, 2005. The report, which expresses opinions on management’s assessment and on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2005, is included in this item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Valley National Bancorp (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Valley National Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Valley National Bancorp’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Valley National Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Valley National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Valley National Bancorp as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Valley National Bancorp and our report dated February 24, 2006, expressed an unqualified opinion thereon.

February 24, 2006

New York, New York

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Independent Public Accountants” in the 2006 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, as amended incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005.

B.	By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

A.	Amended and Restated “Change in Control Agreements” among VNB, Valley and Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Albert L. Engel, Alan D. Eskow, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Walter M. Horsting, James G. Lawrence, Gerald H. Lipkin, Robert M. Meyer, Robert J. Mulligan and Garret G. Nieuwenhuis, dated November 30, 2004, incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

B.	“The Valley National Bancorp Long-term Stock Incentive Plan” dated January 19, 1999, as amended is incorporated herein by reference to the Registrant’s Form 8-K Current Report on January 20, 2006.

C.	“Severance Agreement” dated August 17, 1994 between Valley, VNB and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004.

D.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto and Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

E.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989, as amended, is incorporated herein by reference to the Registrant’s Form 8-K Current Report on January 20, 2006.

F.	Amendment to the “Severance Agreement” dated November 28, 2000 between Valley, VNB and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004.

G.	“Employment Continuation and Non-Competition Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

H.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001 is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 16, 2001.

I.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 16, 2001.

J.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001 incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 16, 2001.

K.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

L.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.

M.	Awards to executive officers under Registrant’s incentive compensation plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report on February 11, 2005.

N.	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

O.	Amended and Restated “Change in Control Agreements” among VNB, Valley and Peter Crocitto, dated November 14, 2005, is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 17, 2005.

P.	Fiscal and Paying Agency Agreement between VNB and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005, is filed herewith.*

Q.	Agreement and Plan of Merger, dated November 9, 2004 among Valley, VNB, NorCrown Bank, and The NorCrown Trust, is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 9, 2004.

R.	Registration Rights Agreement, dated June 3, 2005 among Valley, NorCrown Trust, and the Shareholders is filed herewith.*

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges*

(21)	List of Subsidiaries:

(a)	Subsidiaries of Valley:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
18th & 8th LLC	New York	100%
BNV Realty Incorporated (BNV)	New Jersey	100%
Glen Rauch Securities, Inc.	New York	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Merchants New York Commercial Corp.	Delaware	100%
New Century Asset Management, Inc.	New Jersey	100%
Shrewsbury State Investment Co., Inc.	New Jersey	100%
Valley 747 Acquisition, LLC	New York	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB Mortgage Loans, Inc.	Connecticut	100%
VNB Mortgage Services, Inc.	New Jersey	100%
VNB Route 23 Realty, LLC	New Jersey	100%

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(e) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(f) Subsidiary of Shrewsbury State Investment Co., Inc.:
Shrewsbury Capital Corporation	New Jersey	100%

(23)	Consents of Experts*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

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

Dated: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	March 1, 2006

/s/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ EDWARD J. LIPKUS Edward J. Lipkus	First Vice President and Controller (Principal Accounting Officer)	March 1, 2006

/s/ ANDREW B. ABRAMSON Andrew B. Abramson	Director	March 1, 2006

/s/ PAMELA R. BRONANDER Pamela R. Bronander	Director	March 1, 2006

/s/ ERIC P. EDELSTEIN Eric P. Edelstein	Director	March 1, 2006

/s/ MARY J. STEELE GUILFOILE Mary J. Steele Guilfoile	Director	March 1, 2006

/s/ H. DALE HEMMERDINGER H. Dale Hemmerdinger	Director	March 1, 2006

/s/ GRAHAM O. JONES Graham O. Jones	Director	March 1, 2006

/s/ WALTER H. JONES, III Walter H. Jones, III	Director	March 1, 2006

Signature	Title	Date

/s/ GERALD KORDE Gerald Korde	Director	March 1, 2006

/s/ MICHAEL L. LARUSSO Michael L. LaRusso	Director	March 1, 2006

/s/ ROBINSON MARKEL Robinson Markel	Director	March 1, 2006

/s/ ROBERT E. MCENTEE Robert E. McEntee	Director	March 1, 2006

/s/ RICHARD S. MILLER Richard S. Miller	Director	March 1, 2006

/s/ BARNETT RUKIN Barnett Rukin	Director	March 1, 2006

EXHIBITS INDEX

Exhibit Number	Exhibit Description

(10)(P)	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, dated July 13, 2005.

(R)	Registration Rights Agreement among Valley National Bancorp, The NorCrown Trust and the Shareholders, dated June 3, 2005.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(23)	Consents of Experts - Ernst & Young LLP.

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company pursuant to Securities Exchange Rule 13a-14(a).

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.