Form 10-Q
period 2006-03-31
VALLEY NATIONAL BANCORP
filed 2006-05-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

OR

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 116,890,693 shares were outstanding as of May 8, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2006	December 31, 2005	March 31, 2005
Assets
Cash and due from banks	$214,255	$246,119	$186,031
Interest bearing deposits with banks	8,824	13,926	22,679
Federal funds sold	—	—	12,600
Investment securities:
Held to maturity, fair value of $1,198,039 in March 2006, $1,218,081 in December 2005 and $1,258,568 in March 2005	1,221,957	1,229,190	1,261,202
Available for sale	1,960,673	2,038,894	1,998,298
Trading securities	2,689	4,208	2,435

Total investment securities	3,185,319	3,272,292	3,261,935

Loans held for sale	2,900	3,497	490
Loans	8,160,800	8,130,457	7,320,535
Less: Allowance for loan losses	(75,898)	(75,188)	(69,029)

Net loans	8,084,902	8,055,269	7,251,506

Premises and equipment, net	188,140	182,739	166,306
Bank owned life insurance	184,792	182,789	177,296
Accrued interest receivable	59,646	57,280	52,590
Due from customers on acceptances outstanding	14,632	11,314	10,977
Goodwill	179,898	179,898	88,765
Other intangible assets, net	35,607	37,456	37,452
Other assets	158,662	193,523	139,319

Total Assets	$12,317,577	$12,436,102	$11,407,946

Liabilities
Deposits:
Non-interest bearing	$1,985,819	$2,048,218	$1,882,101
Interest bearing:
Savings, NOW and money market	3,802,533	4,026,249	3,842,754
Time	2,570,682	2,495,534	2,167,868

Total deposits	8,359,034	8,570,001	7,892,723

Short-term borrowings	405,738	582,575	590,439
Long-term borrowings	2,490,473	2,245,570	1,930,293
Bank acceptances outstanding	14,632	11,314	10,977
Accrued expenses and other liabilities	111,394	94,732	162,645

Total Liabilities	11,381,271	11,504,192	10,587,077

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—	—
Common stock, no par value, authorized 173,139,309 shares; issued 116,962,178 shares in March 2006, 116,989,989 shares in December 2005 and 113,892,906 shares in March 2005	39,297	39,302	36,482
Surplus	741,832	741,456	550,617
Retained earnings	193,182	177,332	248,361
Unallocated common stock held by employee benefit plan	—	—	(48)
Accumulated other comprehensive loss	(35,643)	(24,036)	(14,543)

	938,668	934,054	820,869
Treasury stock, at cost, 106,201 common shares in March 2006 and 96,936 shares in December 2005	(2,362)	(2,144)	—

Total Shareholders’ Equity	936,306	931,910	820,869

Total Liabilities and Shareholders’ Equity	$12,317,577	$12,436,102	$11,407,946

*	Share data reflects the five percent common stock dividend declared on April 5, 2006, to be issued May 22, 2006 to shareholders of record on May 8, 2006.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$127,428	$101,194
Interest and dividends on investment securities:
Taxable	36,245	34,193
Tax-exempt	3,073	2,981
Dividends	1,429	689
Interest on federal funds sold and other short-term investments	222	106

Total interest income	168,397	139,163

Interest Expense
Interest on deposits:
Savings, NOW, and money market	17,023	8,634
Time	21,721	12,919
Interest on short-term borrowings	5,411	3,350
Interest on long-term borrowings	25,701	19,667

Total interest expense	69,856	44,570

Net Interest Income	98,541	94,593
Provision for loan losses	1,294	752

Net Interest Income after Provision for Loan Losses	97,247	93,841

Non-Interest Income
Trust and investment services	1,682	1,577
Insurance premiums	2,639	3,290
Service charges on deposit accounts	5,590	4,943
Gains on securities transactions, net	954	1,733
Gains on trading securities, net	376	436
Fees from loan servicing	1,587	1,774
Gains on sales of loans, net	665	508
Bank owned life insurance	2,003	1,559
Other	3,873	3,538

Total non-interest income	19,369	19,358

Non-Interest Expense
Salary expense	26,516	24,442
Employee benefit expense	7,172	6,657
Net occupancy and equipment expense	11,585	9,835
Amortization of other intangible assets	2,188	1,736
Professional and legal fees	1,933	1,962
Advertising	1,799	1,974
Other	9,569	9,040

Total non-interest expense	60,762	55,646

Income Before Income Taxes	55,854	57,553
Income tax expense	14,943	19,285

Net Income	$40,911	$38,268

Weighted Average Number of Common Shares Outstanding:*
Basic	116,852,853	109,036,649
Diluted	117,260,306	109,554,968
Earnings Per Common Share:*
Basic	$0.35	$0.35
Diluted	0.35	0.35
Cash Dividends Declared Per Common Share*	0.21	0.20

*	Share data reflects the five percent common stock dividend declared on April 5, 2006, to be issued May 22, 2006 to shareholders of record on May 8, 2006.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$40,911	$38,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,978	3,499
Amortization of compensation costs pursuant to long-term stock incentive plans	1,347	965
Provision for loan losses	1,294	752
Net amortization of premiums and accretion of discounts on securities	1,129	1,036
Amortization of other intangible assets	2,188	1,736
Gains on securities transactions, net	(954)	(1,733)
Proceeds from sales of loans	12,401	4,014
Gains on sales of loans, net	(665)	(508)
Origination of loans held for sale	(11,139)	(1,982)
Purchases of trading securities	(51,812)	(62,911)
Proceeds from sales of trading securities	53,331	62,989
Net increase in cash surrender value of bank owned life insurance	(2,003)	(1,559)
Net decrease (increase) in accrued interest receivable and other assets	37,323	(20,158)
Net increase (decrease) in accrued expenses and other liabilities	21,148	(7,789)

Net cash provided by operating activities	108,477	16,619

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	47,327
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	82,277	105,740
Purchases of investment securities available for sale	(24,805)	(160,016)
Purchases of investment securities held to maturity	(31,668)	(25,446)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	38,495	61,182
Net increase in loans made to customers	(31,267)	(113,202)
Cash paid, net of cash and cash equivalents in acquisitions	—	7,511
Purchases of premises and equipment, net of sales	(9,320)	(4,923)

Net cash provided by (used in) investing activities	23,712	(81,827)

Cash flows from financing activities:
Net (decrease) increase in deposits	(210,967)	34,163
Net (decrease) increase in short-term borrowings	(176,837)	80,951
Advances of long-term borrowings	345,000	175,127
Repayments of long-term borrowings	(100,097)	(158,015)
Dividends paid to common shareholders	(24,465)	(22,243)
Purchases of common shares to treasury	(2,397)	—
Common stock issued, net of cancellations	608	564

Net cash (used in) provided by financing activities	(169,155)	110,547

Net (decrease) increase in cash and cash equivalents	(36,966)	45,339
Cash and cash equivalents at beginning of period	260,045	163,371

Cash and cash equivalents at end of period	$223,079	$208,710

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$70,179	$43,294
Cash (received) paid during the period for federal and state income taxes	$(4,219)	$5

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2005 audited financial statements filed on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

On April 5, 2006, Valley declared a five percent stock dividend payable on May 22, 2006 to shareholders of record on May 8, 2006. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note 2. Earnings Per Common Share

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

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net income (in thousands)	$40,911	$38,268

Basic weighted-average number of shares outstanding	116,852,853	109,036,649
Plus: Common stock equivalents	407,453	518,319

Diluted weighted-average number of shares outstanding	117,260,306	109,554,968

Earnings per share:
Basic	$0.35	$0.35
Diluted	0.35	0.35

Common stock equivalents for the three months ended March 31, 2006 and 2005 exclude common stock options of approximately 1.2 million and 793 thousand, respectively, because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Note 3. Stock –Based Compensation

Effective January 1, 2006, Valley adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Valley adopted SFAS 123R using the modified prospective method, as required for companies that previously adopted the fair-value based method under SFAS No. 123. The modified prospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS 123R for all new stock-based awards granted after the effective date and 2) based on the requirements of SFAS 123R for the portion of stock-based awards for which the requisite service has not been rendered that are outstanding as of the effective date.

Under the 1999 Long-Term Stock Incentive Plan, Valley may grant options to its employees for up to 6.3 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The total 6.3 million shares authorized for issuance under the plan include an additional 1.8 million shares approved by Valley’s shareholders on April 5, 2006. The exercise price of each option is equal to the fair market value of Valley’s stock on the date of grant, and an option’s maximum term is ten years. The options granted under this plan expire no later than ten years after the date of the grant, and are subject to a vesting schedule. At March 31, 2006, approximately 2.5 million shares remain available for issuance of new grants under the plan.

For grants prior to November 1, 2005, Valley estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For grants subsequent to October 31, 2005, the fair value of each option grant on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2006 and 2005, Valley recorded stock-based employee compensation expense for incentive stock options of $600 thousand and $330 thousand, respectively. Of the $600 thousand recognized during the first quarter of 2006, $119 thousand was for the immediate expensing of all options granted in 2006 to retirement eligible employees and $84 thousand for options granted prior to Valley’s adoption of the fair value provisions of SFAS No. 123 on January 1, 2002. Valley will continue to amortize the remaining estimated cost of these grants, totaling approximately $5.2 million, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2006 and 2005:

	1/2006 to 3/2006		11/2005 to 12/2005		1/2005 to 10/2005
Risk-free interest rate	4.4 - 4.6%		4.4 - 4.6%		4.6%
Dividend yield	3.7		3.7		3.6
Volatility	20.0		20.0		22.6
Expected term	9.0	years	9.0	years	7.7	years

Note 4. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains and losses on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$40,911	$38,268

Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	(11,688)	(15,359)
Less reclassification adjustment for gains included in net income on AFS	(620)	(1,085)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	37	(1,222)
Less reclassification adjustment for gains and losses on derivatives included in net income	664	(232)

Other comprehensive losses	(11,607)	(17,898)

Total comprehensive income	$29,304	$20,370

Note 5. Business Combinations and Dispositions

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

On March 31, 2005, Valley acquired Shrewsbury Bancorp (“Shrewsbury”), the holding company for Shrewsbury State Bank, a commercial bank which had approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County, New Jersey. The purchase price of $135.9 million was paid through a combination of Valley’s common stock and cash totaling $113.4 million and $22.5 million, respectively. The transaction generated approximately $68.5 million in goodwill and $11.8 million in core deposits subject to amortization. Shrewsbury State Bank was merged into VNB as of the acquisition date.

On June 3, 2005, Valley acquired NorCrown Bank (“NorCrown”), a commercial bank which had approximately $622 million in assets and 15 branch offices located in 12 communities in Essex, Hudson and Morris Counties in New Jersey. The purchase price of $141.0 million was paid through a combination of Valley’s common stock and cash totaling $70.5 million and $70.5 million, respectively. The transaction generated approximately $91.1 million in goodwill and $6.3 million in core deposits subject to amortization. NorCrown was merged into VNB as of the acquisition date.

Pro forma results of operations for Shrewsbury and NorCrown for the three months ended March 31, 2005 are not included as the acquisitions did not have had a material impact on Valley’s financial statements.

Note 6. Recent Accounting Pronouncements

In November 2005, the FASB issued a FASB Staff Position titled “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 requires that (1) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings; (2) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads; (3) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security; and (4) defines when a change in a company’s assertion for one security would not call into question assertions made for other impaired securities. Valley’s adoption of FSP FAS 115-1 did not have a significant impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. Valley will adopt SFAS No. 156 as of January 1, 2007. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

Note 7. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2006, the year ended December 31, 2005, or the three months ended March 31, 2005.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005:

	March 31, 2006	December 31, 2005	March 31, 2005
	(in thousands)
Balance at beginning of period	$179,898	$18,732	$18,732
Goodwill from business combinations	—	161,166	70,033

Balance at end of period	$179,898	$179,898	$88,765

The following table summarizes other intangible assets as of March 31, 2006, December 31, 2005, and March 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
		(in thousands)
March 31, 2006
Loan servicing rights	$78,321	$(61,352)	$16,969
Core deposits	31,333	(15,878)	15,455
Other	6,015	(2,832)	3,183

Total other intangible assets	$115,669	$(80,062)	$35,607

December 31, 2005
Loan servicing rights	$78,443	$(60,634)	$17,809
Core deposits	31,333	(15,100)	16,233
Other	6,015	(2,601)	3,414

Total other intangible assets	$115,791	$(78,335)	$37,456

March 31, 2005
Loan servicing rights	$79,855	$(58,260)	$21,595
Core deposits	25,058	(13,025)	12,033
Other	5,742	(1,918)	3,824

Total other intangible assets	$110,655	$(73,203)	$37,452

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $2.2 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2006	$3,479	$2,145	$722
2007	3,608	2,586	782
2008	2,702	2,303	135
2009	2,092	2,013	113
2010	1,547	1,739	112
Thereafter	3,541	4,669	1,319

Total	$16,969	$15,455	$3,183

Note 8. Pension Plan

Valley has a non-contributory defined benefit pension plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$1,078	$986
Interest cost	953	866
Expected return on plan assets	(1,208)	(1,062)
Amortization of prior service cost	31	38
Amortization of net loss	100	62

Net periodic pension expense	$954	$890

Note 9. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $207.9 million as of March 31, 2006. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, 69 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had an $825 thousand liability recorded as of March 31, 2006 relating to the standby letters of credit.

Note 10. Junior Subordinated Debentures Issued To Capital Trust

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

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of March 31, 2006, December 31, 2005 and March 31, 2005:

VNB Capital Trust I
($ in thousands)
Junior Subordinated Debentures:
Principal balance	$206,186
Annual interest rate	7.75%
Stated maturity date	December 15, 2031
Call date	November 7, 2006

Trust Preferred Securities:
Face value	$200,000
Annual distribution rate	7.75%
Issuance date	November 2001
Distribution dates (1)	Quarterly

(1) All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon redemption on a date no earlier than November 7, 2006. Prior to the redemption date, the junior subordinated debentures may be redeemed by Valley (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on Valley or the Trust, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payment on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by Valley of the Trust’s obligations under the trust preferred securities issued. Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at March 31, 2006, December 31, 2005, and March 31, 2005. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2006, December 31, 2005 and March 31, 2005, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 11. Derivative Instruments and Hedging Activities

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. This interest rate swap involved the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Valley has designated this interest rate swap as a cash flow hedge in accordance with SFAS No. 133. During 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan.

Derivatives designated as cash flow or fair value hedges had an aggregate fair value of $1.8 million at March 31, 2006, and $3.0 million at December 31, 2005 and March 31, 2005, and were included in other liabilities. Unrealized losses of $1.1 million at March 31, 2006 and $1.8 million at December 31, 2005 and March 31, 2005, for derivatives designated as cash flow hedges are included in the statement of comprehensive income, net of related income taxes of $742 thousand and $1.2 million, respectively. No hedge ineffectiveness existed on cash flow hedges during the three months ended March 31, 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the applicable variable and fixed rate loans. For the three months ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005, an unrealized loss of $1.1 million, an unrealized loss of $702 thousand, and an unrealized gain of $393 thousand, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income. During the next four months, Valley estimates an unrealized loss of approximately $1.1 million, net of tax, will be reclassified out of other comprehensive income and realized as a reduction to interest income on the $300 million in cash flow hedges, which expire on August 1, 2006.*

Note 12. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 13. Recent Developments

On April 5, 2006, Valley declared a five percent stock dividend payable on May 22, 2006 to shareholders of record on May 8, 2006 and increased the annual cash dividend rate to $0.86 per common share, on an after-stock dividend basis, representing an increase of approximately two percent.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than accounting principles generally accepted in the United States of America (“GAAP”) that management uses in its analysis of Valley’s performance. Valley’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for loan losses;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy (“BSA”) laws;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	unanticipated litigation pertaining to fiduciary responsibility; and

•	retention of loans, deposits, customers and staff from Valley’s acquisition of Shrewsbury and NorCrown during 2005.

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by Valley conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005. Valley has identified its policies on the allowance for loan losses and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the statement of consolidated financial condition. Note 1 of the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations. Notes 1 and 14 of the notes to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005 include additional discussion on the accounting for income taxes.

Executive Summary

Net income was $40.9 million for the first quarter of 2006 compared to $38.3 million for the first quarter of 2005, an increase of 6.9 percent. Adjusting for a five percent stock dividend declared April 5, 2006, payable May 22, 2006 to shareholders of record on May 8, 2006, fully diluted earnings per common share were $0.35 for the first quarter of 2006, unchanged from the same quarter of 2005.

During the first quarter of 2006 net interest income declined by $2.6 million from the fourth quarter of 2005 resulting from a number of external and internal factors. Internal factors include management’s decision to lower investment balances during the quarter, combined with external forces including an increase in funding costs due to competitive deposit pricing and higher interest costs on short-term borrowings, a reduction in loan prepayment income and the loss of two business days of interest income compared to the fourth quarter.

During the first quarter short-term interest rates continued to climb as the Federal Reserve raised the target fed funds rate for the 15th time since June 2004, while long-term rates moved up more slowly. Valley restructured some of its borrowings and interest sensitive government deposits to lock in longer term funding costs rather than be susceptible to escalating short-term rates and also to better match its asset structure. Valley also refrained from purchasing investment securities as spreads between mortgage-backed securities and funding costs continued to trade in a narrow band. This strategy combined with an expected cyclical slow lending first quarter resulted in a decline in net interest income. Management expects lending in automobile and lines of credit to pick up in the second quarter of 2006 as demand for loans increase.*

Non-interest income increased by $3.7 million during the first quarter of 2006 compared to the fourth quarter of 2005. The majority of this increase represented security gains of $954 thousand compared with a loss of $3.1 million during the fourth quarter of 2005 due to the sale of low yielding investments. Also during the quarter, non-interest expense increased by approximately $800 thousand largely as a result of higher payroll taxes, pension and stock option expense and seasonally higher snow removal expense as compared to the fourth quarter of 2005.

Loans increased 11.5 percent to $8.2 billion from March 31, 2005 mainly due to Valley’s acquisition of NorCrown in June 2005 and organic growth. During the quarter, loans increased by $30.3 million from $8.1 billion at December 31, 2005. The increase was the result of commercial mortgage loans increasing $63.3 million, or 11.3 percent on an annualized basis, offset primarily by a $26.8 million decrease in automobile loans from a quarter ago.

Deposits increased 5.9 percent over the prior year to $8.4 billion. During the quarter deposits decreased $211.0 million, or 2.5 percent from the fourth quarter of 2005. Demand deposits at March 31, 2006 declined $62.4 million from December 31, 2005 primarily due to normal account activity in the first quarter as compared to the prior quarter. Savings, NOW, and money market deposits also decreased $223.7 million mainly due to lower government deposits and a shift to lower cost funding through wholesale borrowings combined with a $75.1 million increase in time deposits. Deposit gathering has become much more competitive and pricing for such deposits continues to escalate. Valley has embarked on a number of new programs to increase deposits during the second quarter of 2006.

For the quarter ended March 31, 2006, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 17.40 percent and an annualized return on average assets (“ROA”) of 1.34 percent which include intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 22.61 percent for the quarter ended March 31, 2006. The comparable ratios for the quarter ended March 31, 2005, were an annualized ROE of 21.39 percent, an annualized ROA of 1.42 percent, and an annualized ROATE of 22.86 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Net income	$40,911	$38,268

Average shareholders’ equity	$940,319	$715,519
Less: Average goodwill and other intangible assets	(216,521)	(46,030)

Average tangible shareholders’ equity	$723,798	$669,489

Annualized ROATE	22.61%	22.86%

Net Interest Income

Net interest income represents the largest component of Valley’s operating income and as a result, is the area that management focuses most of its efforts. For the three months ended March 31, 2006, net interest income on a tax equivalent basis was $100.2 million compared with $96.2 million for the quarter ended March 31, 2005 and $102.8 million for the quarter ended December 31, 2005. The increase over the prior year was due to the interest bearing assets and liabilities acquired from Shrewsbury and NorCrown, organic loan growth, and higher yields on interest earning assets, partially offset by the higher cost of deposits and borrowings. Compared to the fourth quarter of 2005, net interest income declined mainly due to a decrease in investment securities, an increase in funding costs, a reduction in loan prepayment income and the loss of two business days of net interest income.

For the first quarter of 2006, average loans increased $1.2 billion or 16.7 percent while average investment securities increased $154.9 million or 4.9 percent over the same period in 2005. Compared to the fourth quarter of 2005, average loans grew by $44.8 million, while the average investment securities decreased $128.0 million due to normal principal paydowns, the sale of $58.6 million of lower yielding securities on December 30, 2005, and a reallocation of these funds to better position the balance sheet. Average loans increased at a slower pace during the first quarter of 2006 compared to the three months ended December 31, 2005 due to seasonality in automobile, residential, and New York commercial lines of credit lending during the winter months. Growth in the aforementioned loan categories is expected to accelerate during the second quarter of 2006, as seen historically at Valley.*

Average interest bearing liabilities for the quarter ended March 31, 2006 increased approximately $1.1 billion, or 13.6 percent compared with the quarter ended March 31, 2005 and decreased $113.3 million, or 1.2 percent compared with the quarter ended December 31, 2005. Average interest bearing deposits increased $693.8 million, or 12.1 percent for the quarter ended March 31, 2006 compared with the same period in 2005 and decreased $242.1 million, or 3.6 percent compared with the quarter ended December 31, 2005. The decrease from the linked quarter was mainly due to a $289.4 million decline in average savings, NOW and money market balances due in a large part to lower government deposits. Government deposits decreased as management shifted to lower cost funding through long-term Federal Home Loan Bank (“FHLB”) advances combined with an increase in average time deposits of $47.2 million from a quarter ago. Average short-term borrowings decreased $24.9 million, or 4.2 percent for the quarter ended March 31, 2006 compared with the same period last year, and decreased $18.9 million, or 3.2 percent compared with the quarter ended December 31, 2005. Average long-term borrowings, which includes mostly FHLB advances and securities sold under agreements to repurchase, increased $450.4 million, or 23.8 percent for the quarter ended March 31, 2006 compared with the same quarter ended March 31, 2005 and increased $147.7 million, or 6.7 percent compared with the quarter ended December 31, 2005. Short-term and long-term borrowings are used as funding alternatives to deposits and are evaluated based upon need, cost and term.

Interest on loans increased $446 thousand for the first quarter of 2006 compared to the fourth quarter of 2005 due to increased volume of loans. Interest from investments decreased $1.5 million for the three months ended March 31, 2006 compared with the quarter ended December 31, 2005 mainly due to lower average balances as Valley repositioned the balance sheet and moved away from these lower yielding fixed rate assets. During the first quarter of 2006, the Federal Reserve increased short-term interest rates two more times which increased the average federal funds rate approximately 50 basis points from the fourth quarter of 2005. Valley’s prime rate moved in conjunction with each interest rate increase which, combined with the loan growth, helped drive interest income higher during the quarter as compared to the linked quarter.

Interest expense for the three months ended March 31, 2006 increased $1.1 million compared with the quarter ended December 31, 2005 mainly due to higher rates paid on time deposits and short-term borrowings. This increase was mostly due to increased deposit rates due to pressures on deposit pricing from the market place and from other institutions and higher borrowings costs due to the rise in short-term interest rates.

The following table reflects the components of net interest income for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2006			December 31, 2005			March 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,151,381	$127,472	6.26%	$8,106,582	$127,026	6.27%	$6,986,730	$101,235	5.80%
Taxable investments (3)	2,990,948	37,674	5.04	3,115,049	39,196	5.03	2,809,959	34,882	4.97
Tax-exempt investments (1)(3)	297,505	4,726	6.35	301,445	4,731	6.28	323,590	4,587	5.67
Federal funds sold and other interest bearing deposits	17,624	222	5.04	59,887	600	4.01	12,067	106	3.51

Total interest earning assets	11,457,458	170,094	5.94	11,582,963	171,553	5.92	10,132,346	140,810	5.56

Allowance for loan losses	(75,534)			(76,078)			(66,355)
Cash and due from banks	206,442			218,841			194,588
Other assets	712,731			716,052			506,685
Unrealized loss on securities available for sale	(46,219)			(30,944)			(8,852)

Total assets	$12,254,878			$12,410,834			$10,758,412

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,916,783	$17,023	1.74%	$4,206,136	$18,620	1.77%	$3,658,713	$8,634	0.94%
Time deposits	2,529,421	21,721	3.43	2,482,182	20,781	3.35	2,093,702	12,919	2.47

Total interest bearing deposits	6,446,204	38,744	2.40	6,688,318	39,401	2.36	5,752,415	21,553	1.50
Short-term borrowings	565,787	5,411	3.82	584,695	5,099	3.49	590,699	3,350	2.27
Long-term borrowings	2,339,703	25,701	4.39	2,192,011	24,250	4.43	1,889,266	19,667	4.16

Total interest bearing liabilities	9,351,694	69,856	2.99	9,465,024	68,750	2.91	8,232,380	44,570	2.17

Non-interest bearing deposits	1,939,995			1,973,843			1,757,545
Other liabilities	22,870			48,387			52,968
Shareholders’ equity	940,319			923,580			715,519

Total liabilities and shareholders’ equity	$12,254,878			$12,410,834			$10,758,412

Net interest income (tax equivalent basis)		100,238			102,803			96,240
Tax equivalent adjustment		(1,697)			(1,700)			(1,647)

Net interest income		$98,541			$101,103			$94,593

Net interest rate differential			2.95%			3.01%			3.39%

Net interest margin (4)			3.50%			3.55%			3.80%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Net interest income on a tax equivalent basis as a percentage of total average interest earning assets.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31, 2006 Compared with March 31, 2005
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans (1)	$17,782	$8,455	$26,237
Taxable investments	2,274	518	2,792
Tax-exempt investments (1)	(388)	527	139
Federal funds sold and other interest bearing deposits	60	56	116

Total increase in interest income	19,728	9,556	29,284

Interest expense:
Savings, NOW and money market deposits	649	7,740	8,389
Time deposits	3,054	5,748	8,802
Short-term borrowings	(147)	2,208	2,061
Long-term borrowings	4,899	1,135	6,034

Total increase in interest expense	8,455	16,831	25,286

Increase (decrease) in net interest income	$11,273	$(7,275)	$3,998

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Trust and investment services	$1,682	$1,577
Insurance premiums	2,639	3,290
Service charges on deposit accounts	5,590	4,943
Gains on securities transactions, net	954	1,733
Gains on trading securities, net	376	436
Fees from loan servicing	1,587	1,774
Gains on sales of loans, net	665	508
Bank owned life insurance (“BOLI”)	2,003	1,559
Other	3,873	3,538

Total non-interest income	$19,369	$19,358

Insurance premiums decreased $651 thousand, or 19.8 percent for the three months ended March 31, 2006, compared with the same period in 2005 due to a decline in title insurance revenues. This was mainly a result of lower mortgage refinancing activity seen industry-wide and corresponding lower title insurance premiums.

Service charges on deposit accounts increased $647 thousand, or 13.1 percent for the first quarter of 2006 compared to the same period of 2005 primarily due to deposit accounts acquired from the two mergers in 2005 and additional income earned from higher ATM activity.

Gains on securities transactions, net, decreased $779 thousand, or 45.0 percent for the three months ended March 31, 2006, compared with the same period in 2005. The decline in investment securities gains is attributable to reduced sales activity in mortgage-backed securities during the first quarter of 2006 as compared to the same period in 2005.

Fees from loan servicing decreased $187 thousand, or 10.5 percent for the three months ended March 31, 2006 compared with the same period in 2005, mainly due to smaller balances of loans serviced resulting from refinance and payoff activity. Valley has not acquired additional loan servicing portfolios to offset the decline in servicing assets due to the current interest rate environment and the risks associated with prepayment and refinancing.

BOLI income increased $444 thousand, or 28.5 percent for the first quarter of 2006 compared with the three months ended March 31, 2005 primarily due to a higher yield on the underlying investment securities and additional income from the $5.1 million in BOLI acquired from Shrewsbury on March 31, 2005.

Other non-interest income increased $335 thousand, or 9.5 percent for the three months ended March 31, 2006 compared to the first quarter of 2005 due in part to a $228 thousand increase in credit card fees caused by higher volumes during the quarter. In addition to credit card fees, significant components of other non-interest income include fees generated from letters of credit and acceptances, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Salary expense	$26,516	$24,442
Employee benefit expense	7,172	6,657
Net occupancy expense	11,585	9,835
Amortization of other intangible assets	2,188	1,736
Professional and legal fees	1,933	1,962
Advertising	1,799	1,974
Other	9,569	9,040

Total non-interest expense	$60,762	$55,646

Non-interest expense increased by $5.2 million, or 9.2 percent to $60.8 million for the quarter ended March 31, 2006 from $55.6 million for the quarter ended March 31, 2005 primarily due to the Shrewsbury and NorCrown acquisitions in 2005 and the addition of four de novo branches. The acquisitions and de novo branches added 30 offices or over 23 percent to Valley’s branch network compared to the first quarter of 2005.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 51.5 percent for the three month period ended March 31, 2006 compared with 48.8 percent for the same period in 2005. The increase is primarily due to additional operating expenses related to the acquired and de novo branches, as well as net interest margin compression caused by the flattening of the yield curve. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. To date, Valley has realized over 25 percent cost savings in non-interest expense related to the two acquisitions helping reduce the impact on total non-interest expense.

Salary and Employee benefit expense increased a combined $2.6 million, or 8.3 percent for the three months ended March 31, 2006 compared with the same period a year ago. At March 31, 2006, Valley’s full-time equivalent staff was 2,431 compared with 2,341 at March 31, 2005. Valley incurred additional expense to support the expanded branch operations including the acquisitions, as well as costs related to new business development at the new locations.

Net occupancy expense for the three months ended March 31, 2006 increased $1.8 million, or 17.8 percent compared with the same period in 2005. The increase was largely due to Valley’s branch expansion and acquisitions which includes, among other things, additional rents, utilities, real estate taxes, and depreciation charges in connection with investments in technology and facilities. Rent and depreciation expense, the two largest components, increased by approximately $567 thousand and $418 thousand, respectively, during the first quarter of 2006 compared with the same period in 2005.

Amortization of other intangible assets, consisting primarily of amortization of loan servicing rights and core deposit intangibles, increased $452 thousand, or 26.0 percent for the three months ended March 31, 2006 compared with the same period in 2005. Amortization of core deposit intangibles increased $754 thousand due to additional core deposit intangibles generated from the Shrewsbury and NorCrown mergers totaling $11.8 million and $6.3 million, respectively, at the date of acquisition. Partially offsetting the increase, amortization of loan servicing rights decreased $310 thousand from a year ago due to payment activity on the underlying loan portfolio.

Other non-interest expense for the three months ended March 31, 2006 increased $529 thousand, or 5.9 percent compared with the same period in 2005 mainly due to higher other real estate owned expense and credit card fees. Other significant components of other non-interest expense include data processing, postage, telephone, stationery, insurance and service fees.

Income Taxes

Income tax expense as a percentage of pre-tax income was 26.8 percent and 33.5 percent for the three months ended March 31, 2006 and 2005, respectively. The decline was mainly due to lower state income tax expense, increased tax-exempt investment income and an increase in low income housing tax credits from a year ago.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank and fair value hedges are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management and Insurance Services Division, comprised of trust, investment and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be compared to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following tables present the financial data for each of the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,851,691	$4,297,456	$3,308,311	$—	$11,457,458
Income (loss) before income taxes	$17,194	$29,825	$16,302	$(7,467)	$55,854
Return on average interest earning assets before income taxes	1.79%	2.78%	1.97%	—%	1.95%

	Three Months Ended March 31, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,489,498	$3,494,657	$3,148,191	$—	$10,132,346
Income (loss) before income taxes	$18,748	$24,217	$20,882	$(6,294)	$57,553
Return on average interest earning assets before income taxes	2.15%	2.77%	2.65%	—%	2.27%

Consumer Lending

For the three months ended March 31, 2006, income before income taxes decreased $1.6 million to $17.2 million, compared with the three months ended March 31, 2005. The return on average interest earning assets before income taxes decreased to 1.79 percent compared with 2.15 percent for the prior year period. The decrease was primarily due to higher internal transfer expense. Average interest earning assets increased $362.2 million or 10.4 percent, resulting in an increase in interest income, offset by the increase in interest expense. The increase in average interest earning assets in consumer loans was driven by ongoing marketing efforts and loans acquired in the Shrewsbury and NorCrown acquisitions. Average interest rates on loans increased 30 basis points to 5.63 percent, while the interest expense associated with funding sources increased 66 basis points to 2.26 percent.

Commercial Lending

For the three months ended March 31, 2006, income before income taxes increased $5.6 million to $29.8 million compared with the three months ended March 31, 2005 due to an increase in net interest income, partially offset by an increase in internal transfer expense. The return on average interest earning assets before income taxes was 2.78 percent compared with 2.77 percent for the prior year period. Average interest earning assets increased $802.8 million or 22.97 percent, primarily due to loans acquired in the Shrewsbury and NorCrown acquisitions and organic loan growth through new and existing customers. Average interest rates on loans increased 72 basis points to 6.79 percent primarily due to increases in the prime lending rate and the interest expense associated with funding sources increased 66 basis points to 2.26 percent.

Investment Management

For the three months ended March 31, 2006, income before income taxes decreased $4.6 million to $16.3 million compared with the three months ended March 31, 2005, due to decreases in net interest income, non-interest income primarily from lower net gains on securities transactions, as well as an increase in internal transfer expense. The return on average interest earning assets before income taxes decreased to 1.97 percent compared with 2.65 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 14 basis points to 5.33 percent and the interest expense associated with funding sources increased 66 basis points to 2.26 percent. Average interest earning assets increased $160.1 million or 5.1 percent primarily due to the Shrewsbury and NorCrown acquisitions. The investment portfolio is comprised predominantly of mortgage-backed securities.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment increased to $7.5 million for the three months ended March 31, 2006 compared with $6.3 million for the three months ended March 31, 2005, due to higher interest resulting from the $100 million in subordinated notes and the negative effect of certain cash flow hedge derivatives, offset by higher internal transfer income.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate Valley’s sources, uses and pricing of funds.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2006. The model assumes changes in the levels of interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2006.

Based on the simulation model which assumes immediate changes in interest rates at March 31, 2006, management believes that Valley’s net interest income would change over a one-year period due to changes in interest rates as follows:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At March 31, 2006
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$10,466	2.59%
+1.00	5,647	1.40
(1.00)	(7,759)	(1.92)
(2.00)	(18,677)	(4.62)

Potential movements in the convexity of the bond and loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. As anticipated, this swap no longer represents a benefit to net interest income and is expected to have a negative effect on net interest income until it expires on August 1, 2006. After the swap’s expiration, Valley expects an additional $2.2 million in interest income will be generated during the remainder of 2006 based on the repricing of the $300 million in prime-based floating rate loans at prevailing interest rates.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.2 billion at March 31, 2006 and $2.3 billion at December 31, 2005, representing 19.6 percent and 20.6 percent of earning assets and 18.0 percent and 18.9 percent of total assets at March 31, 2006 and December 31, 2005, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $7.4 billion for the three months ended March 31, 2006 and $7.3 billion for the year ended December 31, 2005, representing 64.2 percent and 66.6 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $58.7 million and $63.1 million at March 31, 2006 and December 31, 2005, respectively. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as funding sources. Average short-term borrowings and certificates of deposit over $100 thousand amounted to $1.6 billion and $1.5 billion, respectively, for the three month period ended March 31, 2006 and year ended December 31, 2005.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2006, proceeds from maturities, redemptions and prepayments of investment securities amounted to $120.8 million. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios. Purchases of investment securities for the three months ended March 31, 2006 were $56.5 million.

As of March 31, 2006 and December 31, 2005, Valley had approximately $2.0 billion of investment securities available for sale recorded at their fair value. As of March 31, 2006, the investment securities available for sale had an unrealized loss of $34.6 million, net of deferred taxes, compared with an unrealized loss of $22.3 million, net of deferred taxes, at December 31, 2005. This change was primarily due to the decrease in prices of securities. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of March 31, 2006 and December 31, 2005, Valley had a total of $2.7 million and $4.2 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

Valley’s held to maturity investment portfolio includes approximately $400 million in trust preferred securities issued by other financial institutions that contain call option provisions beginning in December 2006 through the second quarter of 2007. The call options are continuous after the call date and the likelihood of the issuer exercising the call option is dependent on a variety of factors. These factors include the issuers’ need for capital, the level of interest rates, the ability to obtain financing through new debt instruments available in the market, any premium that may be payable to the trust preferred security holders and the potential write-off of unamortized issuance costs. The majority of these trust preferred securities have call premiums equal to three to four percent of the outstanding balance. If all the trust preferred securities were called at their earliest respective call dates, Valley could incur losses on securities transactions, net of tax, totaling approximately $2.9 million and $3.6 million for the fourth quarter of 2006 and the six months ended June 30, 2007, respectively.* Valley cannot determine the likelihood that any of these securities will be called before their stated maturity dates.

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on long-term debt payable to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program.* The cash required for these purchases of shares have previously been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands)
Commercial	$1,449,207	$1,449,919	$1,414,639	$1,363,119	$1,310,757

Total commercial loans	1,449,207	1,449,919	1,414,639	1,363,119	1,310,757
Construction	456,478	471,560	459,935	457,258	435,812
Residential mortgage	2,099,696	2,083,004	2,061,366	2,044,101	1,980,343
Commercial mortgage	2,298,239	2,234,950	2,230,586	2,189,195	1,877,144

Total mortgage loans	4,854,413	4,789,514	4,751,887	4,690,554	4,293,299

Home equity	559,118	565,960	571,441	559,049	554,534
Credit card	8,061	9,044	8,764	8,849	8,745
Automobile	1,194,749	1,221,525	1,233,125	1,104,749	1,064,150
Other consumer	95,252	94,495	101,956	112,665	89,050

Total consumer loans	1,857,180	1,891,024	1,915,286	1,785,312	1,716,479

Total loans	$8,160,800	$8,130,457	$8,081,812	$7,838,985	$7,320,535

As a percent of total loans:
Commercial loans	17.8%	17.8%	17.5%	17.4%	17.9%
Mortgage loans	59.5	58.9	58.8	59.8	58.7
Consumer loans	22.7	23.3	23.7	22.8	23.4

Total	100.0%	100.0%	100.0%	100.00	100.0%

During the first quarter of 2006, Valley’s total loan portfolio growth was seasonally light, as New York commercial lines of credit, automobile, and residential mortgage volumes remained low during the three month period. As of March 31, 2006, Valley’s total loans grew $30.3 million or 1.5 percent on an annualized basis from December 31, 2005.

Commercial loans remained relatively unchanged totaling approximately $1.4 billion at March 31, 2006 and December 31, 2005. Commercial lines of credit, including Valley’s New York loan portfolio, were at seasonal lows typically seen during the first quarter but are expected to begin increasing during the second quarter of 2006.* New business initiatives continue to build a pipeline of future commercial loan closings which should continue to translate into higher commercial loan growth as the year progresses.*

Total mortgage loans increased $64.9 million, or 1.4 percent, to $4.9 billion at March 31, 2006 from $4.8 billion at December 31, 2005. Commercial mortgage loans increased $63.3 million, or 11.3 percent annualized, mainly due to new and existing business development through our branch network which grew substantially during 2005 because of Valley’s two acquisitions and de novo branching efforts.

Consumer loans decreased $33.8 million, or 1.8 percent, to $1.9 billion at March 31, 2006 as compared to December 31, 2005. Automobile loans declined by $26.8 million primarily due to lower automobile sales during the first quarter of 2006 which are typical during winter months.

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

Non-accrual loans increased $7.1 million to $32.9 million at March 31, 2006 from $25.8 million at December 31, 2005. The increase is partially due to one commercial mortgage relationship totaling $4.1 million in non-accrual loans.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans have declined to $2.6 million at March 31, 2006 from $4.4 million at December 31, 2005. These loans represent most loan types and are generally well secured and in the process of collection. Valley cannot predict that the low levels of past due loans will continue.

Total loans past due in excess of 30 days were 0.74 percent of all loans at March 31, 2006, 0.89 percent at December 31, 2005, 0.73 percent at September 30, 2005, 0.69 percent at June 30, 2005, and 0.63 percent at March 31, 2005. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

LOAN QUALITY

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands)
Loans past due in excess of 90 days and still accruing	$2,627	$4,442	$6,816	$4,984	$1,537

Non-accrual loans	32,907	25,794	24,192	25,037	24,915
Other real estate owned	2,157	2,023	1,628	1,083	1,036

Total non-performing assets	$35,064	$27,817	$25,820	$26,120	$25,951

Troubled debt restructured loans	$—	$—	$—	$—	$—

Non-performing loans as a % of loans	0.40%	0.32%	0.30%	0.32%	0.34%
Non-performing assets as a % of loans	0.43%	0.34%	0.32%	0.33%	0.35%
Allowance for loan losses as a % of non-performing loans	230.64%	291.49%	310.76%	299.79%	277.06%

Allowance for Loan Losses

At March 31, 2006, the allowance for loan losses totaled $75.9 million compared with $75.2 million at December 31, 2005. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $584 thousand for the three months ended March 31, 2006 compared with $1.5 million for three months ended December 31, 2005 and $633 thousand for the three months ended March 31, 2005. Valley cannot predict that the low levels of net charge-offs will continue in future periods. Additionally, delinquencies and non-accrual loans, as previously noted, are also at low levels and contribute to lower provision levels, even as loans continue to grow.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated:

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands)
Average loans outstanding	$8,151,381	$8,106,582	$7,962,189	$7,480,523	$6,986,730

Beginning balance:
Allowance for loan losses	$75,188	$75,180	$75,059	$69,029	$65,699

Loans charged-off	(1,394)	(2,448)	(1,889)	(1,886)	(1,378)
Recoveries	810	918	885	950	745

Net charge-offs	(584)	(1,530)	(1,004)	(936)	(633)
Provision charged to operations	1,294	1,538	1,125	925	752
Additions from acquisitions	—	—	—	6,041	3,211

Ending balance:
Allowance for loan losses	$75,898	$75,188	$75,180	$75,059	$69,029

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.08%	0.05%	0.05%	0.04%
Allowance for loan losses as a % of loans	0.93%	0.92%	0.93%	0.96%	0.94%

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2006, December 31, 2005, and March 31, 2005, shareholders’ equity totaled $936.3 million, $931.9 million and $820.9, respectively, or 7.6 percent, 7.5 percent and 7.2 percent of total assets, respectively. The increase in total shareholders’ equity for the three months ended March 31, 2006 was the result of net income and a decrease in accumulated comprehensive losses, partly offset by cash dividends paid.

Included in shareholders’ equity as a component of accumulated other comprehensive income at March 31, 2006 was a $34.6 million unrealized loss on investment securities available for sale, net of deferred tax compared with a $22.3 million unrealized loss, net of deferred tax at December 31, 2005. Also, included as a component of accumulated other comprehensive income at March 31, 2006 was a $1.1 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships compared with an unrealized loss of $1.8 million, net of deferred tax at December 31, 2005.

On April 5, 2006, Valley declared a five percent stock dividend payable on May 22, 2006 to shareholders of record on May 8, 2006 and increased the annual cash dividend rate to $0.86 per common share, on an after-stock dividend basis, representing an increase of approximately two percent.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.9 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. As of March 31, 2006, Valley had repurchased approximately 85 thousand shares of its common stock under this program at an average cost of $22.34 per share. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to approximately 12.2 million shares of Valley’s outstanding common stock on August 21, 2001 (“2001 Program”). Valley repurchased 22 thousand shares at an average cost of $22.33 per share during the first quarter of 2006, completing the purchase of shares available under the 2001 program.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, VNB’s subordinated borrowings and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s and VNB’s actual capital positions and ratios at March 31, 2006, December 31, 2005, and March 31, 2005, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of March 31, 2006
Total Risk-based Capital
Valley	$1,148,184	12.5%	$735,701	8.0%	$	N/A	N/A	%
VNB	1,056,934	11.5	732,996	8.0		916,245	10.0
Tier I Risk-based Capital
Valley	972,286	10.6	367,850	4.0		N/A	N/A
VNB	881,036	9.6	366,498	4.0		549,747	6.0
Tier I Leverage Capital
Valley	972,286	8.1	482,186	4.0		N/A	N/A
VNB	881,036	7.3	480,722	4.0		600,903	5.0

As of December 31, 2005
Total Risk-based Capital
Valley	1,130,377	12.2	743,858	8.0		N/A	N/A
VNB	1,042,339	11.3	741,323	8.0		926,654	10.0
Tier I Risk-based Capital
Valley	955,189	10.3	371,929	4.0		N/A	N/A
VNB	867,151	9.4	370,662	4.0		555,993	6.0
Tier I Leverage Capital
Valley	955,189	7.8	488,464	4.0		N/A	N/A
VNB	867,151	7.1	487,148	4.0		608,935	5.0

As of March 31, 2005
Total Risk-based Capital
Valley	998,229	11.9	671,391	8.0		N/A	N/A
VNB	921,552	11.0	668,525	8.0		835,656	10.0
Tier I Risk-based Capital
Valley	929,199	11.1	335,696	4.0		N/A	N/A
VNB	852,522	10.2	334,262	4.0		501,394	6.0
Tier I Leverage Capital
Valley	929,199	8.7	426,065	4.0		N/A	N/A
VNB	852,522	8.0	424,644	4.0		530,806	5.0

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley included all of its $200 million in trust preferred securities in Tier I capital. See Note 10 for additional information.

Book value per share amounted to $8.01 at March 31, 2006, $7.97 at December 31, 2005, and $7.21 at March 31, 2005. Tangible book value per share amounted to $6.17 at March 31, 2006, $6.11 at December 31, 2005, and $6.10 at March 31, 2005. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2006	December 31, 2005	March 31, 2005
	(in thousands, except for share data)
Common shares outstanding	116,855,977	116,893,053	113,892,906

Shareholders’ equity	$936,306	$931,910	$820,869
Less: Goodwill and other intangible assets	(215,505)	(217,354)	(126,217)

Tangible shareholders’ equity	$720,801	$714,556	$694,652

Tangible book value per share	$6.17	$6.11	$6.10

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per share by net income per share was 40.0 percent at March 31, 2006 compared with 42.2 percent at March 31, 2005. Cash dividends declared amounted to $0.21 per share, for the three months ended March 31, 2006, equivalent to a dividend pay-out ratio per diluted share of 60.0 percent, compared with 57.8 percent for the same period in 2005. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the 74 real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuit noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Two lawsuits against Valley were filed by United Bank and Trust Company and American Express Company in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to this action, although Valley cannot provide any assurances that it will prevail in the litigation or be able to settle the litigation for an immaterial amount. In connection with this litigation, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that the litigation is covered by Valley’s insurance policy with that carrier.

The AML/BSA laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the OCC with respect to AML/BSA compliance recently has been vigorously applied throughout the industry, with regulatory action taking various forms.

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

Item 1A. Risk Factors

There were no material changes in Valley’s risk factors during the three months ended March 31, 2006 from the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
1/1/2006 - 1/31/2006	54,075	$22.33	54,075	2,862,438
2/1/2006 - 2/28/2006	53,235	22.35	53,235	2,809,203
3/1/2006 - 3/31/2006	—	—	—	2,809,203

Total	107,310	$22.34	107,310	2,809,203

(1)	Share data reflects the five percent stock dividend declared on April 5, 2006, to be issued May 22, 2006 to shareholders of record on May 8, 2006.
(2)	On May 14, 2003 and August 21, 2001, Valley publicly announced its intention to repurchase 2,894,063 and 12,155,063 outstanding common shares, respectively, in the open market or in privately negotiated transactions. The 2001 repurchase plan expired during the quarter as Valley repurchased the last 22,450 shares available under the plan. No other repurchase plans or programs expired or terminated during the three months ended March 31, 2006.

Item 6. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

A.     Agreement and Plan of Merger, dated November 9, 2004 among Valley, VNB, NorCrown Bank, and The NorCrown Trust, is incorporated herein by reference to the Registrant’s Form 8-K Current Report on November 9, 2004.

(3)

Articles of Incorporation and By-laws:

A.     Amended and Restated Certificate of Incorporation of the Registrant.*

B.     By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 9, 2006	/s/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2006	/s/ ALAN D. ESKOW
Alan D. Eskow
Executive Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3(A)	Amended and Restated Certificate of Incorporation of the Registrant.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company.

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.