Form 10-Q/A
period 2006-03-31
VALLEY NATIONAL BANCORP
filed 2006-05-10
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock (no par value), of which 111,321,355 shares were outstanding as of May 8, 2006.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2006 is being filed solely to correct a typographical error on the cover page and in Item 4 of Part I of the Form 10-Q filed by the registrant on May 9, 2006.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 10, 2006	/s/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and
Chief Executive Officer

Date: May 10, 2006	/s/ ALAN D. ESKOW
Alan D. Eskow
Executive Vice President and
Chief Financial Officer

3

EXHIBITS INDEX

Exhibit Number	Exhibit Description
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company.

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.