Form 10-Q
period 2006-06-30
VALLEY NATIONAL BANCORP
filed 2006-08-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 116,922,601 shares were outstanding as of August 7, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$221,364	$246,119
Interest bearing deposits with banks	12,301	13,926
Federal funds sold	10,000	—
Investment securities:
Held to maturity, fair value of $1,182,556 at June 30, 2006 and $1,218,081 at December 31, 2005	1,215,678	1,229,190
Available for sale	1,886,641	2,038,894
Trading securities	1,922	4,208

Total investment securities	3,104,241	3,272,292

Loans held for sale	—	3,497
Loans	8,335,692	8,130,457
Less: Allowance for loan losses	(75,696)	(75,188)

Net loans	8,259,996	8,055,269

Premises and equipment, net	195,185	182,739
Bank owned life insurance	186,831	182,789
Accrued interest receivable	56,448	57,280
Due from customers on acceptances outstanding	12,241	11,314
Goodwill	180,718	179,898
Other intangible assets, net	34,040	37,456
Other assets	156,450	193,523

Total Assets	$12,429,815	$12,436,102

Liabilities
Deposits:
Non-interest bearing	$2,001,717	$2,048,218
Interest bearing:
Savings, Now and money market	3,808,398	4,026,249
Time	2,761,152	2,495,534

Total deposits	8,571,267	8,570,001

Short-term borrowings	343,898	582,575
Long-term borrowings	2,475,377	2,245,570
Bank acceptances outstanding	12,241	11,314
Accrued expenses and other liabilities	82,521	94,732

Total Liabilities	11,485,304	11,504,192

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 173,139,309 shares; issued 116,943,418 shares at June 30, 2006 and 116,985,373 shares at December 31, 2005	41,250	39,302
Surplus	882,589	741,456
Retained earnings	66,650	177,332
Accumulated other comprehensive loss	(45,060)	(24,036)
Less: Treasury stock, at cost, 39,296 common shares at June 30, 2006 and 92,320 shares at December 31, 2005	(918)	(2,144)

Total Shareholders’ Equity	944,511	931,910

Total Liabilities and Shareholders’ Equity	$12,429,815	$12,436,102

*	Share data reflects a five percent common stock dividend issued on May 22, 2006.

See accompanying notes to consolidated statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$133,672	$111,183	$261,100	$212,377
Interest and dividends on investments securities:
Taxable	35,745	36,007	71,990	70,200
Tax-exempt	2,974	3,155	6,047	6,136
Dividends	1,362	1,432	2,791	2,121
Interest on federal funds sold and other short-term investments	573	291	795	397

Total interest income	174,326	152,068	342,723	291,231

Interest Expense
Interest on deposits:
Savings, NOW, and money market	18,865	12,073	35,888	20,707
Time	26,095	15,739	47,816	28,658
Interest on short-term borrowings	4,142	3,769	9,553	7,119
Interest on long-term borrowings	26,887	20,647	52,588	40,314

Total interest expense	75,989	52,228	145,845	96,798

Net Interest Income	98,337	99,840	196,878	194,433
Provision for loan losses	3,117	925	4,411	1,677

Net Interest Income after Provision for Loan Losses	95,220	98,915	192,467	192,756

Non-Interest Income
Trust and investment services	1,931	1,619	3,613	3,196
Insurance premiums	2,779	2,773	5,418	6,063
Service charges on deposits accounts	5,938	5,921	11,528	10,864
Gains on securities transactions, net	553	585	1,507	2,318
Gains on trading securities, net	302	471	678	907
Fees from loan servicing	1,489	1,788	3,076	3,562
Gains on sales of loans, net	529	559	1,194	1,067
Bank owned life insurance	2,039	1,753	4,042	3,312
Other	3,827	3,863	7,700	7,401

Total non-interest income	19,387	19,332	38,756	38,690

Non-Interest Expense
Salary expense	27,053	27,004	53,569	51,446
Employee benefit expense	6,713	7,121	13,885	13,778
Net occupancy and equipment expense	11,139	10,064	22,724	19,899
Amortization of other intangible assets	2,183	2,340	4,371	4,076
Professional and legal fees	2,065	1,885	3,998	3,847
Advertising	2,450	2,459	4,249	4,433
Other	10,307	9,604	19,876	18,644

Total non-interest expense	61,910	60,477	122,672	116,123

Income Before Income Taxes	52,697	57,770	108,551	115,323
Income Tax Expense	11,911	18,779	26,854	38,064

Net Income	$40,786	$38,991	$81,697	$77,259

Weighted Average Number of Common Shares Outstanding:*
Basic	116,883,643	114,805,491	116,868,333	111,937,007
Diluted	117,408,282	115,240,814	117,328,091	112,410,101
Earnings Per Common Share:*
Basic	$0.35	$0.34	$0.70	$0.69
Diluted	0.35	0.34	0.70	0.69
Cash Dividends Declared Per Common Share*	0.22	0.21	0.43	0.41

*	Share data reflects a five percent common stock dividend issued on May 22, 2006.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from operating activities:
Net income	$81,697	$77,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,969	7,136
Amortization of compensation costs pursuant to long-term stock incentive plans	2,592	1,925
Provision for loan losses	4,411	1,677
Net amortization of premiums and accretion of discounts on securities	2,140	2,087
Amortization of other intangible assets	4,371	4,076
Gains on securities transactions, net	(1,507)	(2,318)
Proceeds from sales of loans held for sale	25,448	12,682
Gains on sales of loans held for sale, net	(1,194)	(1,067)
Origination of loans held for sale	(21,344)	(15,619)
Purchases of trading securities	(99,284)	(127,341)
Proceeds from sales of trading securities	101,570	127,506
Net increase in cash surrender value of bank owned life insurance	(4,042)	(3,312)
Net decrease (increase) in accrued interest receivable and other assets	46,887	(19,226)
Net decrease in accrued expenses and other liabilities	(9,088)	(47,732)

Net cash provided by operating activities	140,626	17,733

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,119	61,226
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	162,779	203,478
Purchases of investment securities available for sale	(49,774)	(401,618)
Purchases of investment securities held to maturity	(70,427)	(70,175)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	83,184	129,066
Net increase in loans made to customers	(209,133)	(210,239)
Cash paid, net of cash and cash equivalents in acquisitions	1,217	93,018
Purchases of premises and equipment, net of sales	(20,301)	(9,435)

Net cash used in investing activities	(99,336)	(204,679)

Cash flows from financing activities:
Net increase in deposits	1,266	239,550
Net (decrease) increase in short-term borrowings	(238,677)	71,217
Advances of long-term borrowings	657,000	323,310
Repayments of long-term borrowings	(427,193)	(258,029)
Dividends paid to common shareholders	(48,976)	(44,513)
Purchases of common shares to treasury	(2,397)	(3,633)
Common stock issued, net of cancellations	1,307	1,394

Net cash (used in) provided by financing activities	(57,670)	329,296

Net (decrease) increase in cash and cash equivalents	(16,380)	142,350
Cash and cash equivalents at beginning of period	260,045	163,371

Cash and cash equivalents at end of period	$243,665	$305,721

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$143,838	$93,335
Cash paid during the period for federal and state income taxes	41,072	44,308

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note	1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On May 22, 2006, Valley issued a five percent stock dividend to shareholders of record on May 8, 2006. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note	2. Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is net income. The weighted average number of common shares outstanding used in the denominator for diluted earnings per common share is increased over the denominator used for basic earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are common stock options outstanding.

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (in thousands)	$40,786	$38,991	$81,697	$77,259

Basic weighted-average number of shares outstanding	116,883,643	114,805,491	116,868,333	111,937,007
Plus: Common stock equivalents	524,639	435,323	459,758	473,094

Diluted weighted-average number of shares outstanding	117,408,282	115,240,814	117,328,091	112,410,101

Earnings per share:
Basic	$0.35	$0.34	$0.70	$0.69
Diluted	0.35	0.34	0.70	0.69

Common stock equivalents for the three and six months ended June 30, 2006 and 2005 exclude common stock options of approximately 723 thousand and 778 thousand, and 832 thousand and 830 thousand, respectively, because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

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

Under the 1999 Long-Term Stock Incentive Plan, Valley may grant options to its employees for up to 6.3 million shares of common stock in the form of stock options, stock appreciation rights and restricted stock awards. The total 6.3 million shares authorized for issuance under the plan include an additional 1.8 million shares approved by Valley’s shareholders on April 5, 2006. The exercise price of each option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At June 30, 2006, approximately 2.5 million shares remain available for issuance under the plan.

For options granted prior to November 1, 2005, Valley estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For options granted subsequent to October 31, 2005, the fair value of each option grant on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

For the three and six months ended June 30, 2006 and 2005, Valley recorded stock-based employee compensation expense for incentive stock options of $490 thousand and $1.1 million, and $329 thousand and $660 thousand, respectively. Of the $1.1 million recognized during the first half of 2006, $119 thousand was for the immediate expensing of all options granted in 2006 to retirement eligible employees and $178 thousand for options granted prior to Valley’s adoption of the fair value provisions of SFAS No. 123 on

January 1, 2002. Valley will continue to amortize the remaining estimated cost of these grants, totaling approximately $4.7 million, over the vesting period of approximately five years. Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2006 and 2005:

	1/2006 to 6/2006	11/2005 to 12/2005	1/2005 to 10/2005
Risk-free interest rate	4.4 -4.6%	4.4 -4.6%	4.6%
Dividend yield	3.7	3.7	3.6
Volatility	20.0	20.0	22.6
Expected term (in years)	9.0	9.0	7.7

Note	4. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains and losses on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$40,786	$38,991	$81,697	$77,259

Other comprehensive (losses) income, net of tax:
Net change in unrealized gains and losses on securities available for sale (“AFS”)	(10,038)	12,895	(21,726)	(2,464)
Less reclassification adjustment for gains included in net income on AFS	(356)	(357)	(976)	(1,442)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	123	319	160	(903)
Less reclassification adjustment for gains and losses on derivatives included in net income	854	(21)	1,518	(253)

Other comprehensive (losses) income	(9,417)	12,836	(21,024)	(5,062)

Total comprehensive income	$31,369	$51,827	$60,673	$72,197

Note	5. Business Combinations and Dispositions

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

On April 4, 2006, Masters Coverage Corp., a wholly-owned subsidiary of VNB, acquired RISC, Inc., an independent insurance agency. RISC, Inc. is an all-line wholesale insurance agency offering property and casualty, life and health insurance. The purchase was a cash acquisition totaling $1.2 million with subsequent potential earn-out payments over a five year period. The transaction generated approximately $820 thousand in goodwill and $380 thousand in other intangible assets. Other intangible assets consist of customer lists and covenants not to complete with a weighted average amortization period of seven years.

Pro forma results of operations for RISC, Inc. for the three and six months ended June 30, 2006 and 2005 are not included as the acquisition did not have a material impact on Valley’s financial statements.

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

Pro forma results of operations for Shrewsbury and NorCrown for the three and six months ended June 30, 2005 are not included as the acquisitions did not have a material impact on Valley’s financial statements.

Note	6. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. Valley will adopt SFAS No. 156 as of January 1, 2007. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. Valley will adopt FIN 48 as of January 1, 2007. Management is currently evaluating how the provisions of FIN 48 will affect Valley’s financial condition or results of operations upon adoption.

Note	7. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three and six months ended June 30, 2006 and 2005.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2006 and the year ended December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Balance at beginning of period	$179,898	$18,732
Goodwill from business combinations	820	161,166

Balance at end of period	$180,718	$179,898

The following table summarizes other intangible assets as of June 30, 2006 and December 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2006
Loan servicing rights	$78,557	$(62,537)	$16,020
Core deposits	31,333	(16,611)	14,722
Other	6,395	(3,097)	3,298

Total other intangible assets	$116,285	$(82,245)	$34,040

December 31, 2005
Loan servicing rights	$78,443	$(60,634)	$17,809
Core deposits	31,333	(15,100)	16,233
Other	6,015	(2,601)	3,414

Total other intangible assets	$115,791	$(78,335)	$37,456

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 10 years. Valley recognized amortization expense on other intangible assets of $4.4 million and $4.1 million for the six months ended June 30, 2006 and 2005, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2006	$2,331	$1,412	$554
2007	3,658	2,586	928
2008	2,742	2,303	281
2009	2,122	2,013	259
2010	1,567	1,739	258
Thereafter	3,600	4,669	1,018

Total	$16,020	$14,722	$3,298

Note	8. Pension Plan

Valley has a non-contributory defined benefit pension plan covering substantially all of its employees. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,123	$1,017	$2,201	$2,003
Interest cost	953	865	1,906	1,731
Expected return on plan assets	(1,208)	(1,062)	(2,416)	(2,124)
Amortization of prior service cost	31	38	62	76
Amortization of net loss	100	62	200	124

Net periodic pension expense	$999	$920	$1,953	$1,810

Note	9. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $211.6 million as of June 30, 2006. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, 53.4 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $788 thousand liability recorded as of June 30, 2006 relating to the standby letters of credit.

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

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of June 30, 2006 and December 31, 2005:

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at June 30, 2006 and December 31, 2005. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2006 and December 31, 2005, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

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

Derivatives designated as cash flow or fair value hedges had an aggregate fair value of $165 thousand at June 30, 2006 and $3.0 million at December 31, 2005, and were included in other liabilities. Unrealized losses of $96 thousand at June 30, 2006 and $1.8 million at December 31, 2005, for derivatives designated as cash flow hedges are included in the statement of comprehensive income, net of related income taxes of $69 thousand and $1.2 million, respectively. No hedge ineffectiveness existed on cash flow or fair value hedges during the six months ended June 30, 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the applicable variable and fixed rate loans. For the six months ended June 30, 2006 and 2005, an unrealized loss of $2.6 million and an unrealized gain of $429 thousand, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income. During July 2006, an unrealized loss of approximately $96 thousand, net of tax, was reclassified out of other comprehensive income and realized as a reduction to interest income on the $300 million in cash flow hedges, which expired on August 1, 2006.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for loan losses;

•	a higher level of net loan charge-offs and delinquencies;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	unanticipated litigation pertaining to fiduciary responsibility.

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

In connection with determining its income tax provision under SFAS No. 109, Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 of the notes to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005 include additional discussion on the accounting for income taxes.

Executive Summary

Net income for the six months ended June 30, 2006 was $81.7 million compared to $77.3 million for the same period in 2005, an increase of 5.7 percent. Adjusting for a five percent stock dividend issued on May 22, 2006, fully diluted earnings per common share were $0.70 for the six months ended June 30, 2006, compared to $0.69 per common share for the six months ended June 30, 2005. All common share data presented below was adjusted to reflect the stock dividend.

Net income for the second quarter of 2006 was $40.8 million compared to $39.0 million for the second quarter of 2005, an increase of 4.6 percent. Fully diluted earnings per common share were $0.35 for the second quarter of 2006, compared to $0.34 per common share in the same quarter of 2005.

During the second quarter of 2006 net interest income declined by $204 thousand from the first quarter of 2006 as the result of a $6.1 million, or 26 basis points increase in the cost of interest bearing liabilities. However, Valley’s cost of total deposits remained relatively low by industry standards at 2.11 percent for the second quarter of 2006 compared to 1.85 percent for the three months ended March 31, 2006. The increase was only 26 basis points, while the average federal funds rate increased approximately 47 basis points from the first quarter. Additionally, the yield on average total loans continues to improve as it increased 54 basis points from the same period a year ago and a 23 basis point increase from the first quarter of 2006.

During the second quarter short-term interest rates climbed higher as the Federal Reserve raised the target fed funds rate for the 16th and 17th time since June 2004, while the yield curve remained relatively flat during the period. Valley continues to utilize various funding sources to support loan growth. During the first six months of 2006, Valley repriced and entered into nearly $800 million of short and long-term borrowings at an average interest rate of 4.42 percent with an average life of 2  1/2 years. During the second quarter of 2006, market interest rates on wholesale funds escalated, making deposits a better funding alternative. Valley’s deposit growth initiatives coupled with enhanced marketing efforts have returned solid results during the second quarter as deposits increased over 10.0 percent on an annualized basis. Additionally, new checking and saving account originations during the first six months in 2006 approached nearly 39 thousand compared to 33 thousand during the same period last year.

The provision for loan losses was $3.1 million for the second quarter of 2006 compared to $1.3 million for the first quarter of 2006. The increased provision during the quarter reflects growth in the loan portfolio, the level of net loan charge-offs and the economic environment.

Non-interest income was unchanged from the first quarter of 2006, totaling approximately $19.4 million for the three months ended June 30, 2006, and increased $55 thousand from $19.3 million for the three months ended June 30, 2005. Non-interest expense increased by $1.4 million, or 2.4 percent to $61.9 million for the quarter ended June 30, 2006 from $60.5 million for the quarter ended June 30, 2005 due to a $1.1 million increase in net occupancy and equipment expense and a $703 thousand increase in other non-interest expense. The increase in net occupancy and equipment expense is mainly attributed to the acquisition of NorCrown on June 3, 2005, which added 15 offices to Valley’s branch network. Other non-interest expense increased due to moderately higher data processing, postage, telephone, and service fees mainly caused by the branch expansion.

Income tax expense as a percentage of income before income taxes was 22.6 percent for the three months ended June 30, 2006 as compared to 26.8 percent for the three months ended March 31, 2006. The decline was mainly due to the settlement of income tax examinations during the second quarter of 2006.

During the second quarter, loans increased 2.1 percent, or 8.6 percent on an annualized basis, to approximately $8.3 billion at June 30, 2006 compared to $8.2 billion at March 31, 2006. The linked quarter growth in loans is mainly comprised of increases in construction, commercial, and automobile loans of $59.2 million, $43.5 million and $39.3 million, respectively. The increase is mainly attributable to new originations augmented slightly by an increase in commercial loan line usage. Loans increased $497 million, or 6.3 percent, from $7.8 billion at June 30, 2005 mainly due to organic growth in commercial, commercial mortgage, and automobile loans.

During the quarter deposits increased $212.2 million, or 10.2 percent on an annualized basis, from $8.4 billion at March 31, 2006. The increase in deposits reflects Valley’s deposit growth initiatives introduced in the first quarter of 2006 and carried through to the second quarter. The largest increases were in time deposits and money market accounts, partially offset by a decrease in municipal deposits. For the remainder of 2006, deposit growth is expected to be dependent on the rates dictated by market competition versus the cost of alternative funding sources.* Valley intends to maintain a funding strategy dependent on VNB’s consolidated earning asset mix.*

For the quarter ended June 30, 2006, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 17.25 percent and an annualized return on average assets (“ROA”) of 1.33 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 22.31 percent for the quarter ended June 30, 2006. The comparable ratios for the quarter ended June 30, 2005, were an annualized ROE of 18.41 percent, an annualized ROA of 1.35 percent, and an annualized ROATE of 22.51 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June, 30		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Net income	$40,786	$38,991	$81,697	$77,259

Average shareholders’ equity	$946,018	$847,214	$943,184	$781,730
Less: Average goodwill and other intangible assets	(214,874)	(154,263)	(215,693)	(100,446)

Average tangible shareholders’ equity	$731,144	$692,951	$727,491	$681,284

Annualized ROATE	22.31%	22.51%	22.46%	22.68%

Net Interest Income

Net interest income on a tax equivalent basis decreased $1.6 million, or 1.6 percent, to $100.0 million for the second quarter of 2006 over the same quarter of 2005, and increased $2.4 million, or 1.2 percent to $200.2 million for the six months ended June 30, 2006 over the same period last year. The decrease from the second quarter of 2005 was mainly a result of an 87 basis point increase in funding costs totaling $23.8 million. The increase for the six months ended June 30, 2006 as compared to the same period last year was due to the interest bearing assets and liabilities acquired from Shrewsbury and NorCrown, organic loan growth, and higher yields on interest earning assets, partially offset by the higher cost of deposits and borrowings.

For the second quarter of 2006, average loans increased $762.8 million or 10.2 percent while average investment securities decreased $73.4 million or 2.2 percent over the same period in 2005. Compared to the first quarter of 2006, average loans grew by $92.0 million, while the average investment securities decreased $76.1 million due to normal principal paydowns and a reallocation of these funds to better position the balance sheet. Average loans increased at an accelerated pace during the second quarter of 2006 compared to the three months ended March 31, 2006 mainly due to organic and seasonal growth in commercial, construction, and automobile loans.

Average interest bearing liabilities for the quarter ended June 30, 2006 increased approximately $588.2 million, or 6.7 percent compared with the quarter ended June 30, 2005 and increased $11.4 million compared with the quarter ended March 31, 2006. Average interest bearing deposits increased $258.1 million, or 4.1 percent for the quarter ended June 30, 2006 compared with the same period in 2005 and increased $91.0 million, or 1.4 percent compared with the quarter ended March 31, 2006. The increase from the linked quarter was mainly due to a $154.2 million increase in average time deposits, partially offset by a $63.2 million decline in average savings, NOW and money market balances due in a large part to lower government deposits. Government deposits decreased as management shifted to lower cost funding through long-term Federal Home Loan Bank (“FHLB”) advances combined with an increase in average time deposits and non-interest bearing deposits from a quarter ago. Average short-term borrowings decreased $120.2 million, or 22.4 percent for the quarter ended June 30, 2006 compared with the same period last year, and decreased $150.5 million, or 26.6 percent compared with the quarter ended March 31, 2006 primarily due to lower customer overnight repurchase agreement and federal funds purchased balances during the second quarter of 2006. Average long-term borrowings, which includes mostly FHLB advances and securities sold under agreements to repurchase, increased $450.3 million, or 23.0 percent for the quarter ended June 30, 2006 compared with the same quarter in 2005 and increased $70.9 million, or 3.0 percent compared with the quarter ended March 31, 2006. Short-term and long-term borrowings are used as funding alternatives to deposits and are evaluated based upon need, cost and term.

Interest on loans, on a tax equivalent basis, increased $6.2 million, or 4.9 percent for the second quarter of 2006 compared to the first quarter of 2006 due to increased loan volume and a 23 basis point increase in the average loan yield. Interest from investments, on a tax equivalent basis, decreased $716 thousand for the three months ended June 30, 2006 compared with the quarter ended March 31, 2006 mainly due to lower average balances as Valley continues to position the balance sheet for the long-term and move away from low yielding fixed rate securities. During the second quarter of 2006, the Federal Reserve increased short-term interest rates two more times which increased the average federal funds rate approximately 47 basis points from the first quarter of 2006. Valley’s prime rate moved in conjunction with each interest rate increase which, combined with the loan growth, helped drive interest income higher during the quarter as compared to the linked quarter.

Interest expense for the three months ended June 30, 2006 increased $6.1 million, or 8.8 percent compared with the quarter ended March 31, 2006 mainly due to an overall rise in deposit rates caused by pressures on deposit pricing from the market place and higher borrowing cost due to the rise in short and long-term interest rates. Higher volumes within the time deposit and long-term borrowings categories also contributed to the elevated cost of funds compared to a quarter ago.

The following table reflects the components of net interest income for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2006			March 31, 2006			June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,243,355	$133,710	6.49%	$8,151,381	$127,472	6.26%	$7,480,523	$111,225	5.95%
Taxable investments (3)	2,919,614	37,107	5.08	2,990,948	37,674	5.04	2,960,641	37,439	5.06
Tax-exempt investments (1)(3)	292,738	4,577	6.25	297,505	4,726	6.35	325,138	4,854	5.97
Federal funds sold and other interest bearing deposits	45,313	573	5.06	17,624	222	5.04	34,900	291	3.34

Total interest earning assets	11,501,020	$175,967	6.12	11,457,458	$170,094	5.94	10,801,202	$153,809	5.70

Allowance for loan losses	(76,303)			(75,534)			(71,585)
Cash and due from banks	210,429			206,442			226,964
Other assets	723,569			712,731			638,111
Unrealized loss on securities available for sale	(63,874)			(46,219)			(11,004)

Total assets	$12,294,841			$12,254,878			$11,583,688

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,853,598	$18,865	1.96%	$3,916,783	$17,023	1.74%	$3,993,938	$12,073	1.21%
Time deposits	2,683,610	26,095	3.89	2,529,421	21,721	3.43	2,285,187	15,739	2.75

Total interest bearing deposits	6,537,208	44,960	2.75	6,446,204	38,744	2.40	6,279,125	27,812	1.77
Short-term borrowings	415,298	4,142	3.99	565,787	5,411	3.82	535,485	3,769	2.82
Long-term borrowings	2,410,614	26,887	4.46	2,339,703	25,701	4.39	1,960,288	20,647	4.21

Total interest bearing liabilities	9,363,120	$75,989	3.25	9,351,694	$69,856	2.99	8,774,898	$52,228	2.38

Non-interest bearing deposits	1,966,216			1,939,995			1,921,119
Other liabilities	19,487			22,870			40,457
Shareholders’ equity	946,018			940,319			847,214

Total liabilities and shareholders’ equity	$12,294,841			$12,254,878			$11,583,688

Net interest income/interest rate spread (4)		$99,978	2.87%		$100,238	2.95%		$101,581	3.32%

Tax equivalent adjustment		(1,641)			(1,697)			(1,741)

Net interest income, as reported		$98,337			$98,541			$99,840

Net interest margin (5)			3.42%			3.44%			3.70%
Tax equivalent effect			0.06			0.06			0.06

Net interest margin on a fully tax equivalent basis (5)			3.48%			3.50%			3.76%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2006 and 2005:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,197,622	$261,182	6.37%	$7,234,991	$212,459	5.87%
Taxable investments (3)	2,955,084	74,781	5.06	2,885,716	72,321	5.01
Tax-exempt investments (1)(3)	295,108	9,303	6.30	324,368	9,440	5.82
Federal funds sold and other interest bearing deposits	31,545	795	5.04	23,547	397	3.37

Total interest earning assets	11,479,359	$346,061	6.03	10,468,622	$294,617	5.63

Allowance for loan losses	(75,921)			(68,984)
Cash and due from banks	208,447			210,865
Other assets	718,180			572,761
Unrealized loss on securities available for sale	(55,095)			(9,934)

Total assets	$12,274,970			$11,173,330

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,885,016	$35,888	1.85%	$3,827,252	$20,707	1.08%
Time deposits	2,606,941	47,816	3.67	2,189,973	28,658	2.62

Total interest bearing deposits	6,491,957	83,704	2.58	6,017,225	49,365	1.64
Short-term borrowings	490,127	9,553	3.90	562,939	7,119	2.53
Long-term borrowings	2,375,355	52,588	4.43	1,924,974	40,314	4.19

Total interest bearing liabilities	9,357,439	$145,845	3.12	8,505,138	$96,798	2.28

Non-interest bearing deposits	1,953,178			1,839,784
Other liabilities	21,169			46,678
Shareholders’ equity	943,184			781,730

Total liabilities and shareholders’ equity	$12,274,970			$11,173,330

Net interest income/interest rate spread (4)		$200,216	2.91%		$197,819	3.35%

Tax equivalent adjustment		(3,338)			(3,386)

Net interest income, as reported		$196,878			$194,433

Net interest margin (5)			3.43%			3.71%
Tax equivalent effect			0.06			0.07

Net interest margin on a fully tax equivalent basis (5)			3.49%			3.78%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared with June 30, 2005			Compared with June 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$11,888	$10,597	$22,485	$29,734	$18,989	$48,723
Taxable investments	(521)	189	(332)	1,751	709	2,460
Tax-exempt investments (1)	(498)	221	(277)	(888)	751	(137)
Federal funds sold and other interest bearing deposits	103	179	282	162	236	398

Total increase in interest income	10,972	11,186	22,158	30,759	20,685	51,444

Interest Expense:
Savings, NOW and money market deposits	(438)	7,230	6,792	317	14,864	15,181
Time deposits	3,080	7,276	10,356	6,161	12,997	19,158
Short-term borrowings	(969)	1,342	373	(1,017)	3,451	2,434
Long-term borrowings	4,966	1,274	6,240	9,865	2,409	12,274

Total increase in interest expense	6,639	17,122	23,761	15,326	33,721	49,047

Increase (decrease) in net interest income	$4,333	$(5,936)	$(1,603)	$15,433	$(13,036)	$2,397

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Trust and investment services	$1,931	$1,619	$3,613	$3,196
Insurance premiums	2,779	2,773	5,418	6,063
Service charges on deposits accounts	5,938	5,921	11,528	10,864
Gains on securities transactions, net	553	585	1,507	2,318
Gains on trading securities, net	302	471	678	907
Fees from loan servicing	1,489	1,788	3,076	3,562
Gains on sales of loans, net	529	559	1,194	1,067
Bank owned life insurance (“BOLI”)	2,039	1,753	4,042	3,312
Other	3,827	3,863	7,700	7,401

Total non-interest income	$19,387	$19,332	$38,756	$38,690

Non-interest income represents 10.0 percent and 10.2 percent of total interest income plus non-interest income for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2006, non-interest income increased $55 thousand and $66 thousand, respectively, as compared to the same periods in 2005.

Income from trust and investment services increased $312 thousand, or 19.3 percent for the three months ended June 30, 2006 compared with the same period in 2005, and increased $417 thousand, or 13.0 percent for the six months ended June 30, 2006 compared with the same period in 2005. Both increases were mainly due to higher managed account fees in the second quarter of 2006.

Insurance premiums were relatively unchanged for the three months ended June 30, 2006 compared with the same period in 2005, and decreased $645 thousand, or 10.6 percent for the six months ended June 30, 2006 compared with the same period in 2005. The insurance premiums decline for the six month period was due to lower title insurance revenues as a result of less mortgage refinancing activity, as seen industry-wide.

Service charges on deposit accounts were relatively unchanged for the three months ended June 30, 2006 compared with the same period in 2005, and increased $664 thousand, or 6.1 percent for the six months ended June 30, 2006 compared with the same period in 2005. Service charges on deposit accounts increased during the six month period primarily due to deposit accounts acquired from the two mergers in 2005 and additional income earned from higher ATM activity.

Gains on securities transactions, net decreased $811 thousand, or 35.0 percent for the six months ended June 30, 2006 compared with the same period in 2005. The year-to-date decline in investment securities gains is mainly attributable to reduced sales activity in mortgage-backed securities during the first half of 2006 as compared to the same period in 2005.

Fees for loan servicing decreased $299 thousand, or 16.7 percent, for the three months ended June 30, 2006 compared with the same period in 2005, and declined $486 thousand, or 13.6 percent for the six months ended June 30, 2006 compared with the same period in 2005. The decreases are mainly due to smaller balances of loans serviced resulting from refinance and payoff activity. Valley has not acquired additional loan servicing portfolios to offset the decline in servicing assets due to the current interest rate environment and the risks associated with prepayment and refinancing.

BOLI income increased $286 thousand, or 16.3 percent, for the three months ended June 30, 2006 compared with the same period in 2005, and improved $730 thousand, or 22.0 percent for the six months ended June 30, 2006 compared with the same period in 2005. BOLI income increased primarily due to a higher yield on the underlying investment securities as well as additional income from the $5.1 million in BOLI acquired from Shrewsbury on March 31, 2005.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Salary Expense	$27,053	$27,004	$53,569	$51,446
Employee benefit expense	6,713	7,121	13,885	13,778
Net occupancy and equipment expense	11,139	10,064	22,724	19,899
Amortization of other intangible assets	2,183	2,340	4,371	4,076
Professional and legal fees	2,065	1,885	3,998	3,847
Advertising	2,450	2,459	4,249	4,433
Other	10,307	9,604	19,876	18,644

Total non-interest expense	$61,910	$60,477	$122,672	$116,123

Non-interest expense increased $1.4 million, or 2.4 percent for the three months ended June 30, 2006 compared with the same period in 2005, and increased $6.5 million, or 5.6 percent for the six months ended June 30, 2006 compared with the same period in 2005. Both increases were mainly due to the acquisition of NorCrown on June 3, 2005, which added 15 offices to Valley’s branch network. The acquisition of Shrewsbury on March 31, 2005 and the addition of five de novo branches in the last twelve months also contributed to the increase for the six months ended June 30, 2006.

Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 52.6 percent and 52.1 percent for the three and six months ended June 30, 2006, respectively, compared with 50.8 percent and 49.8 percent for the same periods in 2005. The increase is primarily due to additional operating expenses related to the acquired and de novo branches, as well as slower growth in net interest income caused by the flat yield curve and the competitive pricing of deposits.

Salary and employee benefit expense decreased $359 thousand for the three months ended June 30, 2006 compared with the same period in 2005, and increased $2.2 million, or 3.4 percent for the six months ended June 30, 2006 compared with the same period in 2005. The increase during the six month period was primarily due to additional expense to support the expanded branch operations including the two acquisitions, as well as costs related to new business development. At June 30, 2006, Valley’s full-time equivalent staff was 2,507 compared with 2,487 at June 30, 2005.

Net occupancy expense increased $1.1 million, or 10.7 percent for the three months ended June 30, 2006 compared with the same period in 2005, and increased $2.8 million, or 14.2 percent for the six months ended June 30, 2006 compared with the same period in 2005. The increases were largely due to the acquisitions in the first and second quarter of 2005. The addition of five de novo branches since June 30, 2005 also contributed to the increase for the six months ended June 30, 2006.

Other non-interest expense increased $703 thousand, or 7.3 percent for the three months ended June 30, 2006 compared with the same period in 2005, and increased $1.2 million, or 6.6 percent for the six months ended June 30, 2006 compared with the same period in 2005 due to moderate increases in data processing, postage, telephone, and service fees mainly caused by our branch growth from the two acquisitions in 2005 and the five additional de novo branches.

Income Taxes

Income tax expense as a percentage of income before income taxes was 22.6 percent and 32.5 percent for the second quarter of 2006 and 2005, respectively, and was 24.7 percent and 33.0 percent for the six months ended June 30, 2006 and 2005. The decreases were mainly due to lower state income tax expense, settlement of income tax examinations, and an increase in low income housing tax credits from a year ago.

For the remainder of 2006, Valley anticipates an effective tax rate of approximately 27.0 percent.* The rate is projected based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal or state income tax laws.

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

The following tables present the financial data for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,857,373	$4,385,982	$3,257,665	$—	$11,501,020
Income (loss) before income taxes	17,080	29,764	14,931	(9,078)	52,697
Return on average interest earning assets before income taxes	1.77%	2.71%	1.83%	0.00%	1.83%

	Three Months Ended June 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,618,636	$3,858,075	$3,324,491	$—	$10,801,202
Income (loss) before income taxes	18,465	26,835	20,373	(7,903)	57,770
Return on average interest earning assets before income taxes	2.04%	2.78%	2.45%	0.00%	2.14%

Consumer Lending

For the three months ended June 30, 2006, income before income taxes decreased $1.4 million to $17.1 million, compared with the three months ended June 30, 2005. The return on average interest earning assets before income taxes decreased to 1.77 percent compared with 2.04 percent for the prior year period. The decrease was primarily due to higher internal transfer expense and a decline in net interest income. Average interest earning assets increased $238.7 million or 6.6 percent, resulting in an increase in interest income, more than offset by the increase in interest expense due to higher funding costs. Average interest rates on loans increased 34 basis points to 5.78 percent, while the interest expense associated with funding sources increased 67 basis points to 2.46 percent.

Commercial Lending

For the three months ended June 30, 2006, income before income taxes increased $2.9 million to $29.8 million compared with the three months ended June 30, 2005 due to an increase in net interest income, partially offset by an increase in internal transfer expense and higher provision for loan losses. The return on average interest earning assets before income taxes was 2.71 percent compared with 2.78 percent for the prior year period. Average interest earning assets increased $527.9 million, or 13.68 percent, primarily due to loan growth attributable to new originations augmented slightly by an increase in commercial loan line usage. Average interest rates on loans increased 79 basis points to 7.08 percent primarily due to increases in the prime lending rate and the interest expense associated with funding sources increased 67 basis points to 2.46 percent.

Investment Management

For the three months ended June 30, 2006, income before income taxes decreased $5.4 million to $14.9 million compared with the three months ended June 30, 2005, primarily due to a decrease in net interest income, as a result of higher cost of funds. The return on average interest earning assets before income taxes decreased to 1.83 percent compared with 2.45 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 8 basis points to 5.41 percent and the interest expense associated with funding sources increased 67 basis points to 2.46 percent. Average interest earning assets decreased $66.8 million or 2.0 percent due to normal principal paydowns and a reallocation of these funds to better position the balance sheet. The investment portfolio is comprised predominantly of mortgage-backed securities.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment increased by $1.2 million for the three months ended June 30, 2006 compared with $7.9 million for the three months ended June 30, 2005, due to higher interest resulting from the $100 million in subordinated notes and the negative effect of certain cash flow hedge derivatives, offset by higher internal transfer income.

The following tables present the financial data for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,854,559	$4,343,063	$3,281,737	$—	$11,479,359
Income (loss) before income taxes	34,274	59,589	31,233	(16,545)	108,551
Return on average interest earning assets before income taxes	1.78%	2.74%	1.90%	0.00%	1.89%

	Six Months Ended June 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	(in thousands)
Average interest earning assets	$3,554,067	$3,678,214	$3,236,341	$—	$10,468,622
Income (loss) before income taxes	37,213	51,052	41,255	(14,197)	115,323
Return on average interest earning assets before income taxes	2.09%	2.78%	2.55%	0.00%	2.20%

Consumer Lending

For the six months ended June 30, 2006, income before income taxes decreased $2.9 million to $34.3 million, compared with the six months ended June 30, 2005. The return on average interest earning assets before income taxes decreased to 1.78 percent compared with 2.09 percent for the prior year period. The decrease was primarily due to higher internal transfer expense and a decline in net interest income. Average interest earning assets increased $300.5 million or 8.45 percent, resulting in an increase in interest income, which was more than offset by the increase in interest expense due to higher funding costs. The increase in average interest earning assets was driven by Valley’s expanded dealer network and acquisitions of NorCrown and Shrewsbury in 2005. Average interest rates on loans increased 32 basis points to 5.71 percent, while the interest expense associated with funding sources increased 66 basis points to 2.36 percent.

Commercial Lending

For the six months ended June 30, 2006, income before income taxes increased $8.5 million to $59.6 million compared with the six months ended June 30, 2005 due to an increase in net interest income, partially offset by increases in internal transfer expense and provision for loan losses. The return on average interest earning assets before income taxes was 2.74 percent compared with 2.78 percent for the prior year period. Average interest earning assets increased $664.8 million or 18.1 percent, primarily due to loans acquired from the two acquisitions in 2005 and organic loan growth. Average interest rates on loans increased 75 basis points to 6.93 percent primarily due to increases in the prime lending rate. The interest expense associated with funding sources increased 66 basis points to 2.36 percent.

Investment Management

For the six months ended June 30, 2006, income before income taxes decreased $10.0 million to $31.2 million compared with the six months ended June 30, 2005, due to a decrease in net interest income, lower non-interest income primarily from lower net gains on securities transactions, as well as an increase in internal transfer expense. The return on average interest earning assets before income taxes decreased to 1.90 percent compared with 2.55 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 11 basis points to 5.37 percent and the interest expense associated with funding sources increased 66 basis points to 2.36 percent. Average interest earning assets increased $45.4 million or 1.4 percent primarily due to the acquisition of NorCrown and Shrewsbury during 2005. The investment portfolio is comprised predominantly of mortgage-backed securities.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment increased by $2.3 million for the six months ended June 30, 2006 compared with $14.2 million for the six months ended June 30, 2005, due to higher interest resulting from the $100 million in subordinated notes, the negative effect of certain cash flow hedge derivatives and higher non-interest expense, offset by higher internal transfer income.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2006. The model assumes changes in the levels of interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2006.

Based on the simulation model which assumes immediate changes in interest rates at June 30, 2006, management believes that Valley’s net interest income would change over a one-year period due to changes in interest rates as follows:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At June 30, 2006
	Dollar Change	Percentage Change

	($ in thousands)
+2.00%	$21,122	5.05%
+1.00	10,854	2.60
(1.00)	(11,736)	(2.81)
(2.00)	(25,659)	(6.14)

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

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest margin, while prudently structuring the balance sheet to manage changes in interest rates. In the current interest rate environment, short-term rates have escalated while long-term rates have remained relatively low causing a flat yield curve and net interest margin pressure as deposits and short-term borrowings reprice at higher interest rates faster than loans and investments.

During 2004, Valley entered into interest rate swap transactions which effectively converted $300 million of its prime-based floating rate loans to a fixed rate. Valley’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. As anticipated, this swap no longer represented a benefit to net interest income during the six months ended June 30, 2006, and had a negative effect on net interest income until it expired on August 1, 2006. As a result of the swap’s expiration, Valley expects an additional $2.9 million in interest income will be generated during the remainder of 2006 based on the repricing of the $300 million in prime-based floating rate loans at prevailing interest rates.*

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.2 billion at June 30, 2006 and $2.3 billion at December 31, 2005, representing 19.1 percent and 20.6 percent, respectively, of earning assets and 17.6 percent and 18.9 percent, respectively, of total assets at June 30, 2006 and December 31, 2005, respectively.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.4 billion for the six months ended June 30, 2006 and $7.3 billion for the year ended December 31, 2005, representing 64.3 percent and 66.6 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $117.9 million and $63.1 million at June 30,

2006 and December 31, 2005, respectively. Federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as alternative funding sources as determined by management. Average short-term borrowings and certificates of deposit over $100 thousand amounted to $1.6 billion for the six month period ended June 30, 2006 and the year ended December 31, 2005.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2006, proceeds from maturities, redemptions and prepayments of investment securities amounted to $246.0 million. Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios.

As of June 30, 2006 and December 31, 2005, Valley had approximately $1.9 billion and $2.0 billion, respectively, of investment securities available for sale recorded at their fair value. As of June 30, 2006, the investment securities available for sale had a net unrealized loss of $45.0 million, net of deferred taxes, compared with a net unrealized loss of $22.3 million, net of deferred taxes, at December 31, 2005. This change was primarily due to changes in market interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of June 30, 2006 and December 31, 2005, Valley had a total of $1.9 million and $4.2 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker-dealer subsidiary.

Valley’s held to maturity investment portfolio includes approximately $457.0 million in trust preferred securities issued by other financial institutions that contain call option provisions beginning in December 2006 through the second quarter of 2007. The call options are continuous after the call date and the likelihood of the issuer exercising the call option is dependent on a variety of factors. These factors include the issuers’ need for capital, the level of interest rates, the ability to obtain financing through new debt instruments available in the market, any premium that may be payable to the trust preferred security holders and the potential write-off of unamortized issuance costs. The majority of these trust preferred securities have call premiums equal to three to four percent of the outstanding balance. If all the trust preferred securities were called at their earliest respective call dates, Valley could incur losses on securities transactions, net of tax, totaling approximately $2.7 million and $3.1 million for the fourth quarter of 2006 and the six months ended June 30, 2007, respectively.* Valley cannot determine the likelihood that any of these securities will be called before their stated maturity dates.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	($ in thousands)
Commercial	$1,492,688	$1,449,207	$1,449,919	$1,414,639	$1,363,119

Total commercial loans	1,492,688	1,449,207	1,449,919	1,414,639	1,363,119
Construction	515,683	456,478	471,560	459,935	457,258
Residential mortgage	2,093,694	2,099,696	2,083,004	2,061,366	2,044,101
Commercial mortgage	2,311,897	2,298,239	2,234,950	2,230,586	2,189,195

Total mortgage loans	4,921,274	4,854,413	4,789,514	4,751,887	4,690,554
Home equity	570,500	559,118	565,960	571,441	559,049
Credit card	8,279	8,061	9,044	8,764	8,849
Automobile	1,234,005	1,194,749	1,221,525	1,233,125	1,104,749
Other consumer	108,946	95,252	94,495	101,956	112,665

Total consumer	1,921,730	1,857,180	1,891,024	1,915,286	1,785,312

Total loans	$8,335,692	$8,160,800	$8,130,457	$8,081,812	$7,838,985

As a percent of total loans:
Commercial loans	17.9%	17.8%	17.8%	17.5%	17.4%
Mortgage loans	59.0%	59.5%	58.9%	58.8%	59.8%
Consumer loans	23.1%	22.7%	23.3%	23.7%	22.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

During the second quarter of 2006, Valley’s total loan portfolio grew by $174.9 million, or 8.6 percent on an annualized basis, as commercial, construction, automobile loans made significant contributions after seasonally light growth in the loan portfolio for the first quarter of 2006.

Commercial loans increased $43.5 million, or 12.0 percent on an annualized basis, from March 31, 2006 to approximately $1.5 billion at June 30, 2006 primarily due to organic growth augmented slightly by an increase in commercial loan line usage. New business initiatives continue to build a pipeline of future commercial loan closings which should translate into continued commercial loan growth as the year progresses.*

Mortgage loans increased $66.9 million, or 5.5 percent on an annualized basis, to $4.9 billion at June 30, 2006 from a quarter ago. Construction loans increased $59.2 million mainly due to new and existing business development.

Consumer loans increased $64.6 million, or 13.9 percent on an annualized basis, to $1.9 billion at June 30, 2006 primarily due to a $39.3 million increase in automobile loans. Automobile volumes were higher compared to the first quarter of 2006 as sales are typically slower during the winter months. Home equity, credit card, and other consumer loans also grew during the second quarter due to Valley’s expanded branch network and marketing efforts.

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

Non-accrual loans decreased $3.9 million to $29.0 million at June 30, 2006 from $32.9 million at March 31, 2006. The decrease was partially due to one commercial loan relationship and decreases in SBA loans totaling $4.0 million in non-accrual loans.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans increased $4.7 million to $7.4 million at June 30, 2006 from $2.6 million at March 31, 2006. Valley does not believe that the increase from the prior quarter represents a negative trend in the loan portfolio.* The increase is primarily due to two additional commercial loans totaling $3.6 million at June 30, 2006. Loans 90 days or more past due and still accruing also include matured commercial mortgage loans in process of renewal which totaled approximately $1.3 million and $519 thousand as of June 30, 2006 and March 31, 2006, respectively. These loans represent most loan types and are generally well secured and in the process of collection. Valley cannot predict that the low levels of past due loans will continue.

Total loans past due in excess of 30 days were 0.65 percent of all loans at June 30, 2006, 0.74 percent at March 31, 2006, 0.89 percent at December 31, 2005, 0.73 percent at September 30, 2005, and 0.69 percent at June 30, 2005. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$7,374	$2,627	$4,442	$6,816	$4,984

Non-accrual loans	29,015	32,907	25,794	24,192	25,037
Other real estate owned	1,728	2,157	2,023	1,628	1,083

Total non-performing assets	$30,743	$35,064	$27,817	$25,820	$26,120

Troubled debt restructured loans	$—	$—	$—	$—	$—

Non-performing loans as a % of loans	0.35%	0.40%	0.32%	0.30%	0.32%
Non-performing assets as a % of loans	0.37%	0.43%	0.34%	0.32%	0.33%
Allowance for loans losses as a % of non-performing loans	260.89%	230.64%	291.49%	310.76%	299.79%

Allowance for Loan Losses

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

At June 30, 2006, the allowance for loan losses totaled $75.7 million compared with $75.2 million at December 31, 2005. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $3.3 million for the three months ended June 30, 2006 compared with $584 thousand for three months ended March 31, 2006, and $936 thousand for the three months ended June 30, 2005. The increase in net loan charge-offs is mainly due to charge-offs totaling $2.2 million on two commercial loans, which were on non-accrual. The increased provision during the quarter reflects growth in the loan portfolio, the level of net loan charge-offs and the economic environment.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated:

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	($ in thousands)
Average loans outstanding	$8,243,355	$8,151,381	$7,480,523	$8,197,622	$7,234,991

Beginning balance:
Allowance for loan losses	$75,898	$75,188	$69,029	$75,188	$65,699
Loans charged-off	(3,845)	(1,394)	(1,886)	(5,239)	(3,264)
Recoveries	526	810	950	1,336	1,695

Net charge-offs	(3,319)	(584)	(936)	(3,903)	(1,569)
Provision charged to operations	3,117	1,294	925	4,411	1,677
Additions from acquisitions	—	—	6,041	—	9,252

Ending balance:
Allowance for loan losses	$75,696	$75,898	$75,059	$75,696	$75,059

Ratio of annualized net charge-offs to average loans outstanding	0.16%	0.03%	0.05%	0.10%	0.04%
Ratio of allowance for loan losses to total loans outstanding	0.91%	0.93%	0.96%	0.91%	0.96%

Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2006 and December 31, 2005 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	June 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities, and other government agencies and corporations	$38,404	$—	$(2,259)	$36,145	$38,405	$1	$(1,300)	$37,106
Obligations of states and political subdivisions	244,129	1,594	(2,841)	242,882	229,474	3,114	(908)	231,680
Mortgage-backed securities	371,124	28	(20,209)	350,943	399,521	89	(11,041)	388,569
Other debt securities	462,911	3,093	(12,528)	453,476	463,526	6,150	(7,214)	462,462
FRB & FHLB stock	99,110	—	—	99,110	98,264	—	—	98,264

	$1,215,678	$4,715	$(37,837)	$1,182,556	$1,229,190	$9,354	$(20,463)	$1,218,081

The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2006 was 256 compared to 183 at December 31, 2005. Management does not believe that any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in other debt securities consists of trust preferred securities. These unrealized losses are primarily due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.*

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2006 and December 31, 2005 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	June 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities, and other government agencies and corporations	$431,423	$36	$(13,489)	$417,970	$403,305	$66	$(7,572)	$395,799
Obligations of states and political subdivisions	52,997	1,057	(72)	53,982	71,299	1,865	(31)	73,133
Mortgage-backed securities	1,437,315	1,589	(59,893)	1,379,011	1,565,000	2,981	(32,989)	1,534,992
Equity securities	36,421	564	(1,307)	35,678	35,496	381	(907)	34,970

	$1,958,156	$3,246	$(74,761)	$1,886,641	$2,075,100	$5,293	$(41,499)	$2,038,894

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2006 was 387 compared to 369 at December 31, 2005. Management does not believe that any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses for the U.S. Treasury securities and other government agencies and corporations are mainly on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are due to changes in interest rates. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.*

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2006 and December 31, 2005, shareholders’ equity totaled $944.5 million and $931.9 million, respectively, or 7.6 percent and 7.5 percent of total assets, respectively. The increase in total shareholders’ equity for the six months ended June 30, 2006 was the result of net income, partly offset by an increase in accumulated comprehensive losses and cash dividends paid.

Included in shareholders’ equity as a component of accumulated other comprehensive income at June 30, 2006 was a $45.0 million net unrealized loss on investment securities available for sale, net of deferred tax compared with a $22.3 million unrealized loss, net of deferred tax at December 31, 2005. Also, included as a component of accumulated other comprehensive income at June 30, 2006 was a $96 thousand unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships compared with an unrealized loss of $1.8 million, net of deferred tax at December 31, 2005.

On April 5, 2006, Valley declared a five percent stock dividend issued on May 22, 2006 to shareholders of record on May 8, 2006 and increased the annual cash dividend rate to $0.86 per common share, on an after-stock dividend basis, representing an increase of approximately two percent.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.9 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. As of June 30, 2006, Valley had repurchased approximately 85 thousand shares of its common stock under this program at an average cost of $22.34 per share. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to approximately 12.2 million shares of Valley’s outstanding common stock on August 21, 2001 (“2001 Program”). Valley repurchased 22 thousand shares at an average cost of $22.33 per share during the first quarter of 2006, completing the purchase of shares available under the 2001 program.

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

Valley’s and VNB’s actual capital positions and ratios at June 30, 2006 and December 31, 2005, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of June 30, 2006
Total Risk-based Capital
Valley	$1,165,497	12.4%	$751,208	8.0%	$	N/A	N/A	%
VNB	1,069,610	11.4	748,881	8.0		936,102	10.0
Tier I Risk-based Capital
Valley	989,800	10.5	375,604	4.0		N/A	N/A
VNB	893,914	9.6	374,441	4.0		561,661	6.0
Tier I Leverage Capital
Valley	989,800	8.2	483,780	4.0		N/A	N/A
VNB	893,914	7.4	482,372	4.0		602,965	5.0
As of December 31, 2005
Total Risk-based Capital
Valley	1,130,377	12.2	743,858	8.0		N/A	N/A
VNB	1,042,339	11.3	741,323	8.0		926,654	10.0
Tier I Risk-based Capital
Valley	955,189	10.3	371,929	4.0		N/A	N/A
VNB	867,151	9.4	370,662	4.0		555,993	6.0
Tier I Leverage Capital
Valley	955,189	7.8	488,464	4.0		N/A	N/A
VNB	867,151	7.1	487,148	4.0		608,935	5.0

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley includes all of its $200 million in trust preferred securities in Tier I capital. See Note 10 for additional information.

Book value per share amounted to $8.08 at June 30, 2006 and $7.97 at December 31, 2005. Tangible book value per share amounted to $6.24 at June 30, 2006 and $6.11 at December 31, 2005. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2006	December 31, 2005
	(in thousands, except for share data)
Common shares outstanding	116,904,122	116,893,053

Shareholders’ equity	$944,511	$931,910
Less: Goodwill and other intangible assets	(214,758)	(217,354)

Tangible shareholders’ equity	$729,753	$714,556

Tangible book value per share	$6.24	$6.11

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 38.6 percent at June 30, 2006 compared with 40.3 percent at June 30, 2005. Cash dividends declared amounted to $0.43 per common share for the six months ended June 30, 2006, equivalent to a dividend pay-out ratio per diluted common share of 61.4 percent, compared with 59.7 percent for the same period in 2005. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the 75 real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 27 for a discussion of interest rate sensitivity.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

There have been no material changes in the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
4/1/2006 - 4/30/2006	—	—	—	2,809,203
5/1/2006 - 5/31/2006	—	—	—	2,809,203
6/1/2006 - 6/30/2006	—	—	—	2,809,203

Total	—	—	—	2,809,203

(1)	Share data reflects a five percent stock dividend issued on May 22, 2006.

(2)	On May 14, 2003, Valley publicly announced its intention to repurchase 2,894,063 outstanding common shares in the open market or in privately negotiated transactions. No repurchase plans or programs expired or terminated during the three months ended June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 5, 2006, the Annual Meeting of Shareholders of Valley National Bancorp was held. A total of 94,084,088 of Valley’s shares were present or represented by proxy at the meeting. Valley’s shareholders took the following actions:

Proposal #1 — Voted upon the election of 14 persons, named in the Proxy Statement, to serve as directors of Valley for the ensuing year. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of directors.

	Number of Votes
Name	For	Withheld
Andrew B. Abramson	92,595,126	1,488,962
Pamela R. Bronander	92,442,222	1,371,866
Eric P. Edelstein	92,645,877	1,438,211
Mary J. Steele Guilfoile	92,869,092	1,214,996
H. Dale Hemmerdinger	92,404,460	1,679,628
Graham O. Jones	92,495,155	1,588,933
Walter H. Jones, III	84,131,958	9,952,130
Gerald Korde	92,648,150	1,435,938
Michael L. LaRusso	92,403,001	1,681,087
Gerald H. Lipkin	92,638,979	1,445,109
Robinson Markel	92,541,077	1,543,011
Robert E. McEntee	92,617,592	1,466,496
Richard S. Miller	90,694,696	3,389,392
Barnett Rukin	92,644,486	1,439,602

Proposal #2 — Approved the amendment to Valley’s 1999 Long-Term Stock Incentive Plan:

Number of Votes
For	57,519,384
Against/Withheld	7,920,835
Abstained	1,554,367
Broker Non-Votes	27,092,502

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

B.     By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

A.     Benefit Equalization Plan*

B.     Amendment No. 1 to Benefit Equalization Plan*

C.     Amendment No. 2 to Benefit Equalization Plan*

D.     Amendment No. 3 to Benefit Equalization Plan*

E.     Amendment No. 4 to Benefit Equalization Plan*

F.      Participant Agreement for Benefit Equalization Plan*

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: August 8, 2006	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2006	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit Description
(10)	Material Contracts

A.	Benefit Equalization Plan

B.	Amendment No. 1 to Benefit Equalization Plan

C.	Amendment No. 2 to Benefit Equalization Plan

D.	Amendment No. 3 to Benefit Equalization Plan

E.	Amendment No. 4 to Benefit Equalization Plan

F.	Participant Agreement for Benefit Equalization Plan

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.