Form 10-Q
period 2006-09-30
VALLEY NATIONAL BANCORP
filed 2006-11-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Common Stock (no par value), of which 115,332,545 shares were outstanding as of November 7, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$212,606	$246,119
Interest bearing deposits with banks	10,253	13,926
Federal funds sold	71,000	—
Investment securities:
Held to maturity, fair value of $1,168,778 at September 30, 2006 and $1,218,081 at December 31, 2005	1,187,570	1,229,190
Available for sale	1,888,983	2,038,894
Trading securities	1,906	4,208

Total investment securities	3,078,459	3,272,292

Loans held for sale	1,149	3,497
Loans	8,313,087	8,130,457
Less: Allowance for loan losses	(75,362)	(75,188)

Net loans	8,237,725	8,055,269

Premises and equipment, net	198,421	182,739
Bank owned life insurance	187,081	182,789
Accrued interest receivable	64,760	57,280
Due from customers on acceptances outstanding	11,072	11,314
Goodwill	181,497	179,898
Other intangible assets, net	31,937	37,456
Other assets	152,595	193,523

Total Assets	$12,438,555	$12,436,102

Liabilities
Deposits:
Non-interest bearing	$1,957,749	$2,048,218
Interest bearing:
Savings, Now and money market	3,560,674	4,026,249
Time	2,948,447	2,495,534

Total deposits	8,466,870	8,570,001

Short-term borrowings	394,837	582,575
Long-term borrowings	2,499,205	2,245,570
Bank acceptances outstanding	11,072	11,314
Accrued expenses and other liabilities	87,978	94,732

Total Liabilities	11,459,962	11,504,192

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 173,139,309 shares; issued 116,942,942 shares at September 30, 2006 and 116,985,373 shares at December 31, 2005	41,264	39,302
Surplus	883,938	741,456
Retained earnings	85,150	177,332
Accumulated other comprehensive loss	(19,734)	(24,036)
Less: Treasury stock, at cost, 468,270 common shares at September 30, 2006 and 92,320 shares at December 31, 2005	(12,025)	(2,144)

Total Shareholders’ Equity	978,593	931,910

Total Liabilities and Shareholders’ Equity	$12,438,555	$12,436,102

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$140,317	$122,084	$401,417	$334,461
Interest and dividends on investment securities:
Taxable	35,131	37,370	107,121	107,570
Tax-exempt	2,926	3,119	8,973	9,255
Dividends	1,479	1,179	4,270	3,300
Interest on federal funds sold and other short-term investments	1,312	247	2,107	644

Total interest income	181,165	163,999	523,888	455,230

Interest Expense
Interest on deposits:
Savings, NOW, and money market	19,886	16,129	55,774	36,836
Time	31,573	18,162	79,389	46,820
Interest on short-term borrowings	4,318	4,298	13,871	11,417
Interest on long-term borrowings	27,831	22,522	80,419	62,836

Total interest expense	83,608	61,111	229,453	157,909

Net Interest Income	97,557	102,888	294,435	297,321
Provision for loan losses	1,618	1,125	6,029	2,802

Net Interest Income after Provision for Loan Losses	95,939	101,763	288,406	294,519

Non-Interest Income
Trust and investment services	1,794	1,603	5,407	4,799
Insurance premiums	2,893	3,004	8,311	9,067
Service charges on deposit accounts	5,771	5,875	17,299	16,739
(Losses) gains on securities transactions, net	(4,712)	361	(3,205)	2,679
Gains on trading securities, net	324	353	1,002	1,260
Fees from loan servicing	1,461	1,709	4,537	5,271
Gains on sales of loans, net	179	501	1,373	1,568
Bank owned life insurance	2,053	1,820	6,095	5,132
Other	3,682	4,091	11,382	11,492

Total non-interest income	13,445	19,317	52,201	58,007

Non-Interest Expense
Salary expense	28,109	27,371	81,678	78,817
Employee benefit expense	7,915	6,774	21,800	20,552
Net occupancy and equipment expense	11,951	11,232	34,675	31,131
Amortization of other intangible assets	2,165	2,275	6,536	6,351
Professional and legal fees	3,085	2,553	7,083	6,400
Advertising	2,402	1,525	6,651	5,958
Other	9,940	9,748	29,816	28,392

Total non-interest expense	65,567	61,478	188,239	177,601

Income Before Income Taxes	43,817	59,602	152,368	174,925
Income tax (benefit) expense	(65)	17,660	26,789	55,724

Net Income	$43,882	$41,942	$125,579	$119,201

Weighted Average Number of Common Shares Outstanding:
Basic	116,895,752	116,818,835	116,877,573	113,582,165
Diluted	117,494,842	117,218,362	117,368,775	114,020,411
Earnings Per Common Share:
Basic	$0.38	$0.36	$1.07	$1.05
Diluted	0.37	0.36	1.07	1.05
Cash Dividends Declared Per Common Share	0.22	0.21	0.64	0.62

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from operating activities:
Net income	$125,579	$119,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,223	11,378
Amortization of compensation costs pursuant to long-term stock incentive plans	3,887	2,956
Provision for loan losses	6,029	2,802
Net amortization of premiums and accretion of discounts on securities	3,173	3,280
Amortization of other intangible assets	6,536	6,351
Losses (gains) on securities transactions, net	3,205	(2,679)
Proceeds from sales of loans held for sale	28,292	17,349
Gains on sales of loans held for sale, net	(1,373)	(1,568)
Origination of loans held for sale	(24,571)	(15,682)
Purchases of trading securities	(148,921)	(187,036)
Proceeds from sales of trading securities	151,223	187,154
Gains on sales of premises and equipment	(68)	(11)
Net increase in cash surrender value of bank owned life insurance	(6,095)	(5,132)
Net decrease (increase) in accrued interest receivable and other assets	27,926	(20,917)
Net decrease in accrued expenses and other liabilities	(4,674)	(46,145)

Net cash provided by operating activities	182,371	71,301

Cash flows from investing activities:
Benefits received on bank owned life insurance	1,803	—
Proceeds from sales of investment securities available for sale	3,108	71,604
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	240,236	336,530
Purchases of investment securities available for sale	(94,862)	(586,876)
Purchases of investment securities held to maturity	(74,310)	(100,989)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	114,769	158,344
Net increase in loans made to customers	(189,129)	(453,300)
Cash paid, net of cash and cash equivalents in acquisitions	1,217	93,018
Proceeds from sales of premises and equipment	508	18
Purchases of premises and equipment	(28,174)	(20,986)

Net cash used in investing activities	(24,834)	(502,637)

Cash flows from financing activities:
Net (decrease) increase in deposits	(103,131)	302,992
Net (decrease) increase in short-term borrowings	(187,738)	125,045
Advances of long-term borrowings	882,000	474,816
Repayments of long-term borrowings	(628,365)	(309,548)
Dividends paid to common shareholders	(74,109)	(69,982)
Purchases of common shares to treasury	(14,561)	(5,349)
Common stock issued, net of cancellations	2,181	1,773

Net cash (used in) provided by financing activities	(123,723)	519,747

Net increase in cash and cash equivalents	33,814	88,411
Cash and cash equivalents at beginning of period	260,045	163,371

Cash and cash equivalents at end of period	$293,859	$251,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$221,949	$152,142
Cash paid during the period for federal and state income taxes	56,380	65,142

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Net income	$43,882	$41,942	$125,579	$119,201

Basic weighted-average number of shares outstanding	116,895,752	116,818,835	116,877,573	113,582,165
Plus: Common stock equivalents	599,090	399,527	491,202	438,246

Diluted weighted-average number of shares outstanding	117,494,842	117,218,362	117,368,775	114,020,411

Earnings per share:
Basic	$0.38	$0.36	$1.07	$1.05
Diluted	0.37	0.36	1.07	1.05

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled approximately 3 thousand and 847 thousand for the three months ended September 30, 2006 and 2005, respectively, and 722 thousand and 821 thousand for the nine months ended September 30, 2006 and 2005, respectively.

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

Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.3 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The total 6.3 million shares authorized for issuance under the plan include an additional 1.9 million shares approved by Valley’s shareholders on April 5, 2006. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At September 30, 2006, approximately 2.5 million shares remain available for issuance under the plan.

For incentive stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.6 million and $985 thousand for the three months ended September 30, 2006 and 2005, respectively, and $4.2 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. Of the $4.2 million recognized during the nine months ended September 30, 2006, $434 thousand was for the immediate expensing of all options and restricted stock granted in 2006 to retirement eligible employees and $272 thousand was for options granted prior to Valley’s adoption of the fair value provisions of SFAS No. 123 on January 1, 2002. As of September 30, 2006, the remaining amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $10.3 million.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for options granted in 2006 and 2005:

	1/2006 to 9/2006	11/2005 to 12/2005	1/2005 to 10/2005
Risk-free interest rate	4.4 - 4.6%	4.4 - 4.6%	4.6%
Dividend yield	3.7	3.7	3.6
Volatility	20.0	20.0	22.6
Expected term (in years)	9.0	9.0	7.7

Note 4. Comprehensive Income

Valley’s comprehensive income consists of unrealized gains and losses on securities available for sale and derivative financial instruments, net of tax. The following table shows each component of comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$43,882	$41,942	$125,579	$119,201

Other comprehensive income (losses), net of tax:
Net change in unrealized gains and losses on securities available for sale	22,243	(15,286)	517	(17,749)
Reclassification adjustment for gains and losses on securities available for sale included in net income	2,997	(252)	2,021	(1,695)
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(255)	(580)	(95)	(1,483)
Reclassification adjustment for gains and losses on derivatives included in net income	341	210	1,859	(44)

Other comprehensive income (losses)	25,326	(15,908)	4,302	(20,971)

Total comprehensive income	$69,208	$26,034	$129,881	$98,230

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

On April 4, 2006, Masters Coverage Corp., a wholly-owned subsidiary of VNB, acquired RISC, Inc., an independent insurance agency. RISC, Inc. is an all-line wholesale insurance agency offering property and casualty, life and health insurance. The purchase was a cash acquisition totaling $1.2 million with subsequent potential earn-out payments over a five year period. The transaction generated approximately $820 thousand in goodwill and $380 thousand in other intangible assets. Other intangible assets consist of customer lists and covenants not to compete with a weighted average amortization period of seven years.

Pro forma results of operations for RISC, Inc. for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, are excluded as the acquisition did not have a material impact on Valley’s financial statements.

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

Pro forma results of operations for Shrewsbury and NorCrown for the nine months ended September 30, 2005 are excluded as the acquisitions did not have a material impact on Valley’s financial statements.

Note 6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by Valley. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue is expected to be issued in early 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating how the provisions of SFAS No. 155 will affect Valley’s financial condition or results of operations upon adoption.

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

On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. Valley will adopt FIN 48 as of January 1, 2007. Management is currently evaluating how the provisions of FIN 48 will affect Valley’s financial condition or results of operations upon adoption.

On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of SFAS No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

Note 7. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2006 and December 31, 2005 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities, and other government agencies and corporations	$38,404	$—	$(1,443)	$36,961	$38,405	$1	$(1,300)	$37,106
Obligations of states and political subdivisions	230,304	2,809	(473)	232,640	229,474	3,114	(908)	231,680
Mortgage-backed securities	356,090	23	(12,287)	343,826	399,521	89	(11,041)	388,569
Other debt securities	462,537	3,341	(10,762)	455,116	463,526	6,150	(7,214)	462,462
FRB & FHLB stock	100,235	—	—	100,235	98,264	—	—	98,264

	$1,187,570	$6,173	$(24,965)	$1,168,778	$1,229,190	$9,354	$(20,463)	$1,218,081

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2006 was 155 compared to 183 at December 31, 2005. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in other debt securities consists of trust preferred securities. Valley has the intent and ability to hold the securities contained in the table above until maturity. Management does not believe that any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2006 and December 31, 2005 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities, and other government agencies and corporations	$417,558	$81	$(6,569)	$411,070	$403,305	$66	$(7,572)	$395,799
Obligations of states and political subdivisions	48,957	1,401	(11)	50,347	71,299	1,865	(31)	73,133
Mortgage-backed securities	1,412,874	1,881	(28,448)	1,386,307	1,565,000	2,981	(32,989)	1,534,992
Equity securities	41,059	630	(430)	41,259	35,496	381	(907)	34,970

	$1,920,448	$3,993	$(35,458)	$1,888,983	$2,075,100	$5,293	$(41,499)	$2,038,894

The unrealized losses on investment securities available for sale are primarily due to changes in interest rates. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2006 was 338 compared to 369 at December 31, 2005. The unrealized losses for the U.S. Treasury securities and other government agencies and corporations are mainly on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. Valley has the intent and ability to hold the securities contained in the table above for the time necessary to recover the unamortized cost, except for approximately $132.0 million in certain mortgage-backed securities. For securities in which Valley no longer has the intent to hold until recovery, the securities are treated as other-than-temporarily impaired and the amount of impairment is charged to earnings. In September 2006, Valley recognized a loss of $4.7 million primarily due to its decision to sell approximately $132.0 million of investment securities. Although this transaction was not completed until the fourth quarter, a charge to recognize the impairment was recorded in the third quarter. Management determined that the sale of such securities does not change its intent and ability to hold the remaining investment securities available for sale until recovery of their unamortized cost. See further discussion of the securities sale at “Executive Summary” Section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Note 8. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three and nine months ended September 30, 2006 and 2005.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Balance at beginning of period	$179,898	$18,732
Goodwill from business combinations	1,599	161,166

Balance at end of period	$181,497	$179,898

The following table summarizes other intangible assets as of September 30, 2006 and December 31, 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2006
Loan servicing rights	$77,825	$(62,923)	$14,902
Core deposits	31,333	(17,319)	14,014
Other	6,395	(3,374)	3,021

Total other intangible assets	$115,553	$(83,616)	$31,937

December 31, 2005
Loan servicing rights	$78,443	$(60,634)	$17,809
Core deposits	31,333	(15,100)	16,233
Other	6,015	(2,601)	3,414

Total other intangible assets	$115,791	$(78,335)	$37,456

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 10 years. Valley recognized amortization expense on other intangible assets of $6.5 million and $6.4 million for the nine months ended September 30, 2006 and 2005, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2006	$1,163	$704	$277
2007	3,674	2,586	928
2008	2,755	2,303	281
2009	2,130	2,013	259
2010	1,572	1,739	258
Thereafter	3,608	4,669	1,018

Total	$14,902	$14,014	$3,021

Note 9. Pension Plan

Valley has a non-contributory defined benefit pension plan covering substantially all of its employees, as well as a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers. The determination of the benefit obligation and pension expense is based upon actuarial assumptions used in calculating such amounts. Those assumptions include the discount rate, expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,010	$918	$3,211	$2,921
Interest cost	1,051	894	2,957	2,625
Expected return on plan assets	(1,212)	(1,064)	(3,627)	(3,188)
Amortization of prior service cost	272	23	333	99
Amortization of net loss	77	76	277	200

Net periodic pension expense	$1,198	$847	$3,151	$2,657

Note 10. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $202.8 million as of September 30, 2006. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $108.4 million, or 53.5 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had an $805 thousand liability recorded as of September 30, 2006 relating to the standby letters of credit.

Note 11. Junior Subordinated Debentures Issued To Capital Trust

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

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of September 30, 2006 and December 31, 2005:

VNB Capital Trust I
($ in thousands)
Junior Subordinated Debentures:
Principal balance	$206,186
Annual interest rate	7.75%
Stated maturity date	December 15, 2031
Call date	November 7, 2006

Trust Preferred Securities:
Face value	$200,000
Annual distribution rate	7.75%
Issuance date	November 2001
Distribution dates (1)	Quarterly
(1) All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon redemption at par on a date no earlier than November 7, 2006. Prior to the redemption date, the junior subordinated debentures may be redeemed by Valley (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on Valley or the Trust, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the Trust’s obligations under the trust preferred securities issued. Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at September 30, 2006 and December 31, 2005. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2006 and December 31, 2005, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 12. Derivative Instruments and Hedging Activities

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of September 30, 2006 and December 31, 2005, the fair value hedge had a fair value of $30 thousand and $253 thousand, respectively, included in other liabilities on the consolidated statements of financial condition.

During the third quarter of 2004, Valley entered into interest rate swap transactions designated as cash flow hedges which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. The cash flow hedges involved the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. The cash flow hedges expired on August 1, 2006. At December 31, 2005, the cash flow hedges had an aggregate fair value of $2.7 million included in other liabilities on the consolidated statements of financial condition.

At December 31, 2005, the statement of comprehensive income included unrealized losses of $1.8 million, net of related income taxes of $1.2 million for derivatives designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments are received on the applicable variable rate loans. For the nine months ended September 30, 2006 and 2005, an unrealized loss of $3.2 million and an unrealized gain of $75 thousand, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the nine months ended September 30, 2006.

Note 13. Income Taxes

Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates its tax positions and strategies to determine whether the reserve continues to be appropriate. Management, as part of its periodic assessment, reduced its income tax reserve by $11.2 million during the third quarter of 2006. The assessment was based upon the resolution of federal income tax audits covering tax years 2003 and 2004, and the expiration of the federal income tax statute of limitations with respect to the 2002 tax year.

Note 14. Business Segments

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for loan losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	unanticipated litigation pertaining to fiduciary responsibility.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005. Valley has identified its policies on the allowance for loan losses and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors.

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

In connection with determining its income tax provision under SFAS No. 109, Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 of the notes to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

Net income for the nine months ended September 30, 2006 was $125.6 million compared to $119.2 million for the same period in 2005, an increase of 5.4 percent. Fully diluted earnings per common share were $1.07 for the nine months ended September 30, 2006, compared to $1.05 per common share for the nine months ended September 30, 2005. All common share data presented is adjusted to reflect a five percent stock dividend issued on May 22, 2006.

Net income for the third quarter of 2006 was $43.9 million compared to $41.9 million for the third quarter of 2005, an increase of 4.6 percent. Fully diluted earnings per common share were $0.37 for the third quarter of 2006, compared to $0.36 per common share in the same quarter of 2005.

During the third quarter of 2006, net interest income on a tax equivalent basis declined by $807 thousand from the second quarter of 2006 mainly as the result of a $7.6 million, or 29 basis points increase in the cost of average interest bearing liabilities, partially offset by a $6.8 million, or 23 basis point improvement in the tax equivalent yield of average interest earning assets. However, Valley’s cost of total deposits remained relatively low by industry standards at 2.43 percent for the third quarter of 2006 compared to 2.11 percent for the three months ended June 30, 2006. The increase of 32 basis points was within management’s expectations given the competitive rate environment and the average federal funds rate increased approximately 35 basis points from the second quarter.

The tax equivalent yield on average total loans continues to improve and positively impact interest income as it increased 62 basis points from the same period a year ago and 27 basis points from the second quarter of 2006. Cash flow hedges that effectively converted $300 million prime-based floating rate commercial loans to a fixed rate since July 2004 expired on August 1, 2006. Expiration of the cash flow hedges, exclusive of other net interest margin items, positively impacted the net interest margin by approximately four basis points as compared to the second quarter of 2006.

During the third quarter short-term interest rates declined slightly as the Federal Reserve left the target federal funds rate unchanged at 5.25 percent, while the yield curve remained inverted or flat during the period. Valley’s funding needs through deposits lessened during the quarter due to a slight decline in the loan portfolio and Valley’s continued reduction of the investment securities portfolio through normal principal paydowns. As a result, higher cost municipal deposits decreased approximately $84 million during the quarter, while management focused on retaining consumer and commercial deposit relationships which have a greater potential for expanded account services. Management does not expect a significant expansion of the deposit portfolio, until loan demand with Valley’s historical credit characteristics accelerates.

Valley’s net interest margin remained relatively stable during the period, contracting four basis points from the second quarter of 2006. The margin contraction mainly reflects the competitive deposit pricing within our markets, and we anticipate continued pressure on the margin during the fourth quarter.

The provision for loan losses was $1.6 million for the third quarter of 2006 compared to $3.1 million for the second quarter of 2006. The decreased provision during the quarter reflects a slight decline in the loan portfolio, the level of net loan charge-offs and the current economic environment.

Non-interest income declined $6.0 million from the second quarter of 2006, totaling approximately $13.4 million for the three months ended September 30, 2006, and decreased $5.9 million from $19.3 million for the three months ended September 30, 2005. The decreases were primarily due to a $4.7 million impairment loss recognized on certain mortgage-backed and equity securities classified as available for sale at September 30, 2006. Non-interest expense increased by $3.7 million to $65.6 million for the quarter ended September 30, 2006 from $61.9 million for the quarter ended June 30, 2006 and increased $4.1 million from $61.5 million for the quarter ended September 30, 2005. The increases were mainly due to higher salary and employee benefits due to increased accruals for health care insurance, incentive compensation, and pension costs during the third quarter of 2006. Net occupancy and equipment expense also increased due to Valley’s branch expansion which includes three new offices during the third quarter of 2006 and eight new offices since September 30, 2005.

Management, as part of its periodic assessment, reduced its income tax reserve by $11.2 million during the third quarter of 2006. As a result, the effective tax rate was approximately zero percent for the three months ended September 30, 2006 compared to 29.6 percent for the same period one year ago. See “Income Taxes” Section below for further discussion.

Under current economic conditions, management became concerned about the future profitability and possible viability of some business and consumer credit facilities in Valley’s marketplace. Accordingly, Valley encouraged approximately $50.0 million in various types of loan relationships to move to other financial institutions during the third quarter of 2006. While none of these relationships were impaired or delinquent, management believes within a slowing economy each of these companies could be susceptible to future earnings pressure. Consequently, loans decreased $22.6 million, or 0.3 percent during the third quarter to approximately $8.3 billion at September 30, 2006. The linked quarter decline in loans is mainly comprised of decreases in commercial, residential mortgage and consumer loans of $49.1 million, $11.5 million and $4.0 million, respectively, partially offset by a $42.9 million increase in commercial mortgage loans. However, loans increased $231.3 million, or 2.9 percent, from $8.1 billion at September 30, 2005 mainly due to organic growth in commercial mortgage, construction, and commercial loans.

During the third quarter of 2006, management performed a comprehensive review of the securities available for sale portfolio. The specific goals of this review were to consider rebalancing the portfolio to position for a change in the economic cycle and to realign Valley’s securities duration target to minimize market price risk. As a result, management determined that approximately $132.0 million of low yielding mortgage-backed securities would be sold during the fourth quarter of 2006, which required Valley to recognize a $4.7 million impairment loss on these securities in the third quarter. The selection of securities to be sold was based upon their low yield, size, composition of the underlying pool assets, historical prepayment speeds, and duration profiles. Management feels that these securities are particularly susceptible to significant average life extension risk and that reinvestment of these funds in investment securities with higher coupon rates will help shorten the duration of Valley’s portfolio and provide a better total return in the future.

During the third quarter of 2006 deposits decreased $104.4 million, or 1.2 percent from $8.6 billion at June 30, 2006 primarily due to a decline in municipal deposits of approximately $84.0 million. For the remainder of 2006, deposit growth is expected to be dependent on earning asset demand combined with the rates dictated by market competition versus the cost of alternative funding sources.*

For the quarter ended September 30, 2006, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 18.43 percent and an annualized return on average assets (“ROA”) of 1.42 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 23.77 percent for the quarter ended September 30, 2006. The comparable ratios for the quarter ended September 30, 2005, were an annualized ROE of 18.20 percent, an annualized ROA of 1.37 percent, and an annualized ROATE of 23.94 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Net income	$43,882	$41,942	$125,579	$119,201

Average shareholders’ equity	$952,212	$921,977	$946,227	$828,993
Less: Average goodwill and other intangible assets	(213,679)	(221,124)	(215,014)	(142,972)

Average tangible shareholders’ equity	$738,533	$700,853	$731,213	$686,021

Annualized ROATE	23.77%	23.94%	22.90%	23.17%

Net Interest Income

Net interest income on a tax equivalent basis decreased $5.4 million, or 5.2 percent, to $99.2 million for the third quarter of 2006 over the same quarter of 2005, and decreased $3.0 million, or 1.0 percent to $299.4 million for the nine months ended September 30, 2006 over the same period last year. The decrease from the third quarter of 2005 was mainly a result of a 91 basis point increase in funding costs totaling $22.5 million. The decrease for the nine months ended September 30, 2006 as compared to the same period last year was also due to higher cost of deposits and borrowings, partially offset by interest bearing assets and liabilities acquired from Shrewsbury and NorCrown, organic loan growth, and higher yields on interest earning assets.

For the third quarter of 2006, average loans increased $345.0 million or 4.3 percent while average investment securities decreased $312.6 million or 9.1 percent over the same period in 2005. Compared to the second quarter of 2006, average loans grew by $63.9 million, while the average investment securities decreased $96.9 million due to normal principal paydowns and a reallocation of these funds to better position the balance sheet. Although during the third quarter average loans benefited from accelerated organic and seasonal growth from the second quarter of 2006, total loans at September 30, 2006 declined mainly due to lower loan volumes and approximately $50.0 million in various loan relationships that management encouraged to move to other financial institutions.

Average interest bearing liabilities for the quarter ended September 30, 2006 increased approximately $137.1 million, or 1.5 percent compared with the quarter ended September 30, 2005 and increased $82.9 million compared with the quarter ended June 30, 2006. However, average interest bearing deposits decreased $112.2 million, or 1.7 percent for the quarter ended September 30, 2006 compared with the same period in 2005 and increased $30.1 million compared with the quarter ended June 30, 2006. The decrease was mainly due to lower average savings, NOW and money market balances caused in large part by less municipal deposits, partially offset by an increase in average time deposits. Higher cost municipal deposits decreased approximately $84 million during the quarter, while management focused on retaining consumer and commercial deposit relationships which have a greater potential for expanded account services. Average short-term borrowings decreased $169.0 million, or 30.4 percent for the quarter ended September 30, 2006 compared with the same period last year, and decreased $29.3 million, or 7.0 percent compared with the quarter ended June 30, 2006. The decrease from the three and nine month periods in 2005 is due to lower short-term FHLB advances and federal funds purchased balances during the third quarter of 2006. Average long-term borrowings, which includes mostly FHLB advances and securities sold under agreements to repurchase, increased $418.2 million, or 20.2 percent for the quarter ended September 30, 2006 compared with the same quarter in 2005 and increased $82.1 million, or 3.4 percent compared with the quarter ended June 30, 2006. Short-term and long-term borrowings are used as funding alternatives to deposits and are evaluated based upon need, cost and term.

Interest on loans, on a tax equivalent basis, increased $6.6 million, or 5.0 percent for the third quarter of 2006 compared to the second quarter of 2006 mainly due to a 27 basis point increase in the tax equivalent average loan yield. Interest from investments, on a tax equivalent basis, decreased $572 thousand for the three months ended September 30, 2006 compared with the quarter ended June 30, 2006 due to lower average balances as Valley continues to position the balance sheet for the long-term and move away from low yielding fixed rate securities. The Federal Reserve has not increased short-term interest rates since its last 25 basis point increase on June 29, 2006. However, Valley’s prime rate moved in conjunction with the last increase in the Federal Funds rate and helped drive interest income higher during the quarter as compared to the linked quarter.

Interest expense for the three months ended September 30, 2006 increased $7.6 million, or 10.0 percent compared with the quarter ended June 30, 2006 mainly due to an overall rise in deposit rates caused by market place pressure on deposit pricing and higher short-term borrowing costs. Higher volumes within the time deposit and long-term borrowings categories also contributed to the elevated cost of funds compared to a quarter ago.

The following table reflects the components of net interest income for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2006			June 30, 2006			September 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,307,228	$140,355	6.76%	$8,243,355	$133,710	6.49%	$7,962,189	$122,127	6.14%
Taxable investments (3)	2,830,076	36,610	5.17	2,919,614	37,107	5.08	3,114,714	38,549	4.95
Tax-exempt investments (1)(3)	285,387	4,502	6.31	292,738	4,577	6.25	313,324	4,799	6.13
Federal funds sold and other interest bearing deposits	99,987	1,312	5.25	45,313	573	5.06	30,114	247	3.28

Total interest earning assets	11,522,678	182,779	6.35	11,501,020	175,967	6.12	11,420,341	165,722	5.80

Allowance for loan losses	(76,194)			(76,303)			(76,044)
Cash and due from banks	202,911			210,429			229,046
Other assets	725,738			723,569			695,002
Unrealized loss on securities available for sale	(51,491)			(63,874)			(12,545)

Total assets	$12,323,642			$12,294,841			$12,255,800

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,666,485	$19,886	2.17%	$3,853,598	$18,865	1.96%	$4,249,153	$16,129	1.52%
Time deposits	2,900,781	31,573	4.35	2,683,610	26,095	3.89	2,430,264	18,162	2.99

Total interest bearing deposits	6,567,266	51,459	3.13	6,537,208	44,960	2.75	6,679,417	34,291	2.05
Short-term borrowings	386,034	4,318	4.47	415,298	4,142	3.99	555,043	4,298	3.10
Long-term borrowings	2,492,702	27,831	4.47	2,410,614	26,887	4.46	2,074,478	22,522	4.34

Total interest bearing liabilities	9,446,002	83,608	3.54	9,363,120	75,989	3.25	9,308,938	61,111	2.63

Non-interest bearing deposits	1,918,596			1,966,216			1,964,872
Other liabilities	6,832			19,487			60,013
Shareholders’ equity	952,212			946,018			921,977

Total liabilities and shareholders’ equity	$12,323,642			$12,294,841			$12,255,800

Net interest income/interest rate spread (4)		$99,171	2.81%		$99,978	2.87%		$104,611	3.17%

Tax equivalent adjustment		(1,614)			(1,641)			(1,723)

Net interest income, as reported		$97,557			$98,337			$102,888

Net interest margin (5)			3.39%			3.42%			3.60%
Tax equivalent effect			0.05			0.06			0.06

Net interest margin on a fully tax equivalent basis (5)			3.44%			3.48%			3.66%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2006 and 2005:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,234,559	$401,538	6.50%	$7,480,054	$334,587	5.96%
Taxable investments (3)	2,912,957	111,391	5.10	2,962,888	110,870	4.99
Tax-exempt investments (1)(3)	291,832	13,805	6.31	320,646	14,239	5.92
Federal funds sold and other interest bearing deposits	54,610	2,107	5.14	25,760	644	3.33

Total interest earning assets	11,493,958	528,841	6.13	10,789,348	460,340	5.69

Allowance for loan losses	(76,013)			(71,363)
Cash and due from banks	206,581			216,992
Other assets	720,727			613,955
Unrealized loss on securities available for sale	(53,881)			(10,814)

Total assets	$12,291,372			$11,538,118

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,811,372	$55,774	1.95%	$3,969,431	$36,836	1.24%
Time deposits	2,705,964	79,389	3.91	2,270,950	46,820	2.75

Total interest bearing deposits	6,517,336	135,163	2.77	6,240,381	83,656	1.79
Short-term borrowings	455,048	13,871	4.06	560,278	11,417	2.72
Long-term borrowings	2,414,900	80,419	4.44	1,975,356	62,836	4.24

Total interest bearing liabilities	9,387,284	229,453	3.26	8,776,015	157,909	2.40

Non-interest bearing deposits	1,941,524			1,881,938
Other liabilities	16,337			51,172
Shareholders’ equity	946,227			828,993

Total liabilities and shareholders’ equity	$12,291,372			$11,538,118

Net interest income/interest rate spread (4)		$299,388	2.87%		$302,431	3.29%

Tax equivalent adjustment		(4,953)			(5,110)

Net interest income, as reported		$294,435			$297,321

Net interest margin (5)			3.42%			3.67%
Tax equivalent effect			0.05			0.07

Net interest margin on a fully tax equivalent basis (5)			3.47%			3.74%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by Valley on such assets and liabilities. Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2006 Compared with September 30, 2005			Nine Months Ended September 30, 2006 Compared with September 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$5,453	$12,775	$18,228	$35,356	$31,595	$66,951
Taxable Investments	(3,629)	1,690	(1,939)	(1,886)	2,407	521
Tax-exempt investments (1)	(437)	140	(297)	(1,328)	894	(434)
Federal funds sold and other Interest bearing deposits	846	219	1,065	985	478	1,463

Total increase in interest income	2,233	14,824	17,057	33,127	35,374	68,501

Interest Expense:
Savings, NOW and money market deposits	(2,442)	6,199	3,757	(1,521)	20,459	18,938
Time deposits	3,994	9,417	13,411	10,151	22,418	32,569
Short-term borrowings	(1,545)	1,565	20	(2,436)	4,890	2,454
Long-term borrowings	4,654	655	5,309	14,523	3,060	17,583

Total increase in interest expense	4,661	17,836	22,497	20,717	50,827	71,544

(Decrease) increase in net interest income	$(2,428)	$(3,012)	$(5,440)	$12,410	$(15,453)	$(3,043)

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Trust and investment services	$1,794	$1,603	$5,407	$4,799
Insurance premiums	2,893	3,004	8,311	9,067
Service charges on deposit accounts	5,771	5,875	17,299	16,739
(Losses) gains on securities transactions, net	(4,712)	361	(3,205)	2,679
Gains on trading securities, net	324	353	1,002	1,260
Fees from loan servicing	1,461	1,709	4,537	5,271
Gains on sales of loans, net	179	501	1,373	1,568
Bank owned life insurance (“BOLI”)	2,053	1,820	6,095	5,132
Other	3,682	4,091	11,382	11,492

Total non-interest income	$13,445	$19,317	$52,201	$58,007

Non-interest income represents 6.9 percent and 9.1 percent of total interest income plus non-interest income for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, non-interest income decreased $5.9 million and $5.8 million, respectively, as compared to the same periods in 2005.

Income from trust and investment services increased $191 thousand, or 11.9 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $608 thousand, or 12.7 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The increases were mainly due to higher managed account fees in the three and nine months ended September 30, 2006.

Insurance premiums were relatively unchanged for the three months ended September 30, 2006 compared with the same period in 2005, and decreased $756 thousand, or 8.3 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The insurance premiums decline for the nine month period was due to lower title insurance revenues as a result of less mortgage refinancing activity, as seen industry-wide.

Service charges on deposit accounts were relatively unchanged for the three months ended September 30, 2006 compared with the same period in 2005, and increased $560 thousand, or 3.3 percent for the nine months ended September 30, 2006 compared with the same period in 2005. Service charges on deposit accounts increased during the nine month period primarily due to deposit accounts acquired from the two mergers in 2005 and additional income earned from higher ATM activity.

Losses on securities transactions, net increased $5.1 million for the three months ended September 30, 2006 compared with the same period in 2005, and increased $5.9 million for the nine months ended September 30, 2006 compared with the same period in 2005. Both increases were mainly due to a $4.7 million impairment loss recognized on certain mortgage-backed and equity securities held available for sale in the third quarter of 2006. See further discussion in the “Investment Securities” Section below.

Fees for loan servicing decreased $248 thousand, or 14.5 percent, for the three months ended September 30, 2006 compared with the same period in 2005, and declined $734 thousand, or 13.9 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The decreases are mainly due to smaller balances of loans serviced resulting from refinance and payoff activity. Valley has not acquired additional loan servicing portfolios to offset the decline in servicing assets due to the current interest rate environment and the risks associated with prepayment and refinancing.

BOLI income increased $233 thousand, or 12.8 percent, for the three months ended September 30, 2006 compared with the same period in 2005, and improved $963 thousand, or 18.8 percent for the nine months ended September 30, 2006 compared with the same period in 2005. For the three and nine month periods, BOLI income increased primarily due to a higher yield on the underlying investment securities. The $5.1 million in BOLI acquired from Shrewsbury on March 31, 2005 also contributed to the higher income for the nine months ended September 30, 2006.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Salary Expense	$28,109	$27,371	$81,678	$78,817
Employee benefit expense	7,915	6,774	21,800	20,552
Net occupancy and equipment expense	11,951	11,232	34,675	31,131
Amortization of other intangible assets	2,165	2,275	6,536	6,351
Professional and legal fees	3,085	2,553	7,083	6,400
Advertising	2,402	1,525	6,651	5,958
Other	9,940	9,748	29,816	28,392

Total non-interest expense	$65,567	$61,478	$188,239	$177,601

Non-interest expense increased $4.1 million, or 6.7 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $10.6 million, or 6.0 percent for the nine months ended September 30, 2006 compared with the same period in 2005. Both increases were partially due to the addition of eight de novo branches in the last twelve months, including three new offices opened during the third quarter of 2006. The nine month period increase was also caused by the acquisition of NorCrown on June 3, 2005, which added 15 offices to Valley’s branch network and the acquisition of Shrewsbury on March 31, 2005 which added 12 offices.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 59.07 percent and 54.30 percent for the three and nine months ended September 30, 2006, respectively, compared with 50.31 percent and 49.98 percent for the same periods in 2005. The increases are primarily due to additional operating expenses (See discussion of non-interest expense variances below), as well as slower growth in net interest income caused by the inverted or flat yield curve and the competitive pricing of deposits in our marketplace. Management expects most categories within total non-interest expense for the fourth quarter of 2006 to return to the approximate expense level experienced during the second quarter of 2006.*

Salary and employee benefit expense increased $1.9 million, or 5.5 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $4.1 million, or 4.1 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The increases are due to higher accruals for health care insurance, incentive compensation, and pension costs during the third quarter of 2006, as well as additional expenses during the nine month period of 2006 to support the expanded branch operations, including the de novo branches and two acquisitions during 2005.

Net occupancy expense increased $719 thousand, or 6.4 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $3.5 million, or 11.4 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The increases were largely due to the addition of eight de novo branches since September 30, 2005, including three new offices opened in the third quarter of 2006. The acquisitions during the first and second quarter of 2005 also contributed to the increase for the nine months ended September 30, 2006.

Professional and legal fees increased $532 thousand, or 20.8 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $683 thousand, or 10.7 percent for the nine months ended September 30, 2006 compared with the same period in 2005. Both increases were primarily due to fees related to tax planning recognized during the third quarter of 2006.

Advertising expense increased $877 thousand, or 57.5 percent for the three months ended September 30, 2006 compared with the same period in 2005, and increased $693 thousand, or 11.6 percent for the nine months ended September 30, 2006 compared with the same period in 2005. The increases were due to additional promotional campaigns during 2006 for Valley name branding, as well as specific financial products and services.

Other non-interest expense moderately increased for the three months ended September 30, 2006 compared with the same period in 2005, and increased $1.4 million, or 5.0 percent for the nine months ended September 30, 2006 compared with the same period in 2005 due to a slight rise in data processing, postage, telephone, and service fees mainly caused by addition of eight de novo branches over the last twelve months and the two acquisitions during the first and second quarter of 2005.

Income Taxes

Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates its tax positions and strategies to determine whether the reserve continues to be appropriate. Management, as part of its periodic assessment, reduced its income tax reserve by $11.2 million during the third quarter of 2006. Management’s conclusions were based upon the resolution of federal income tax audits covering tax years 2003 and 2004, and the expiration of the federal income tax statute of limitations with respect to the 2002 tax year. As a result, the effective tax rate was approximately zero percent for the three months ended September 30, 2006 compared to 29.6 percent for the same period one year ago, and was 17.6 percent and 31.9 percent for the nine months ended September 30, 2006 and 2005, respectively.

For the fourth quarter of 2006, Valley anticipates an effective tax rate of approximately 27.0 percent, compared to 17.6 percent for the nine months ended September 30, 2006.* The projected rate is based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal or state income tax laws.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management Division comprised of trust, broker/dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting.

The following tables present the financial data for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,863,992	$4,443,236	$3,215,450	$—	$11,522,678
Income (loss) before income taxes	12,960	30,653	8,310	(8,106)	43,817
Return on average interest earning assets before income taxes	1.34%	2.76%	1.03%	—%	1.52%

	Three Months Ended September 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,757,872	$4,215,745	$3,446,724	$—	$11,420,341
Income (loss) before income taxes	19,274	30,007	18,577	(8,256)	59,602
Return on average interest earning assets before income taxes	2.05%	2.85%	2.16%	—%	2.09%

Consumer Lending

The consumer lending portfolio is mainly comprised of fixed rate residential mortgage and home equity loans. The remaining portfolio consists of shorter duration automobile loans and floating rate home equity loans. Due to the low level of interest rates and the large number of fixed rate loans, the consumer lending portfolio’s historical sensitivity to interest rate movements has been low.

For the three months ended September 30, 2006, income before income taxes decreased $6.3 million to $13.0 million, compared with the three months ended September 30, 2005. The return on average interest earning assets before income taxes decreased to 1.34 percent compared with 2.05 percent for the prior year period. The decrease was primarily due to higher internal transfer expense and non-interest expense, as well as a decline in net interest income. Average interest earning assets increased $106.1 million, resulting in an increase in interest income, more than offset by the increase in interest expense due to higher funding costs. Average interest rates on loans increased 39 basis points to 5.92 percent, while the interest expense associated with funding sources increased 75 basis points to 2.72 percent.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable commercial loans. This portfolio is Valley’s most sensitive business segment to movements in market interest rates due to its interest rate characteristics.

For the three months ended September 30, 2006, income before income taxes increased $646 thousand to $30.7 million compared with the three months ended September 30, 2005 due to an increase in net interest income, partially offset by an increase in internal transfer expense. The return on average interest earning assets before income taxes was 2.76 percent compared with 2.85 percent for the prior year period. Average interest earning assets increased $227.5 million, or 5.4 percent, primarily due to loan growth attributable to new originations and a slight increase in commercial loan line usage. Average interest rates on loans increased 83 basis points to 7.37 percent primarily due to increases in the prime lending rate and the interest expense associated with funding sources increased 75 basis points to 2.72 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments. This portfolio is Valley’s least sensitive business segment to changes in market interest rates.

For the three months ended September 30, 2006, income before income taxes decreased $10.3 million to $8.3 million compared with the three months ended September 30, 2005, primarily due to an impairment loss recognized on investment securities available for sale in the quarter. The return on average interest earning assets before income taxes decreased to 1.03 percent compared with 2.16 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 34 basis points to 5.51 percent and the interest expense associated with funding sources increased 75 basis points to 2.72 percent. Average interest earning assets decreased $231.3 million or 6.7 percent due to normal principal paydowns and a reallocation of these funds to higher yielding assets in other business segments. The investment portfolio is comprised predominantly of mortgage-backed securities.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains (losses) on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment decreased by $150 thousand for the three months ended September 30, 2006 compared with $8.3 million for the three months ended September 30, 2005 due to higher internal transfer income, partially offset by higher non-interest expense and lower non-interest income.

The following tables present the financial data for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,857,743	$4,376,816	$3,259,399	$—	$11,493,958
Income (loss) before income taxes	47,234	90,242	39,543	(24,651)	152,368
Return on average interest earning assets before income taxes	1.63%	2.75%	1.62%	—%	1.77%

	Nine Months Ended September 30, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,622,002	$3,856,159	$3,311,187	$—	$10,789,348
Income (loss) before income taxes	56,451	81,180	59,747	(22,453)	174,925
Return on average interest earning assets before income taxes	2.08%	2.81%	2.41%	—%	2.16%

Consumer Lending

For the nine months ended September 30, 2006, income before income taxes decreased $9.2 million to $47.2 million, compared with the nine months ended September 30, 2005. The return on average interest earning assets before income taxes decreased to 1.63 percent compared with 2.08 percent for the prior year period. The decrease was primarily due to higher internal transfer expense and a decline in net interest income. Average interest earning assets increased $235.7 million or 6.5 percent, resulting in an increase in interest income, which was more than offset by the increase in interest expense due to higher funding costs. The increase in average interest earning assets was driven by Valley’s expanded dealer network and acquisitions of NorCrown and Shrewsbury in 2005. Average interest rates on loans increased 35 basis points to 5.78 percent, while the interest expense associated with funding sources increased 69 basis points to 2.48 percent.

Commercial Lending

For the nine months ended September 30, 2006, income before income taxes increased $9.1 million to $90.2 million compared with the nine months ended September 30, 2005 due to an increase in net interest income, partially offset by increases in internal transfer expense and provision for loan losses. The return on average interest earning assets before income taxes was 2.75 percent compared with 2.81 percent for the prior year period. Average interest earning assets increased $520.7 million or 13.5 percent, primarily due to loans acquired from the two acquisitions in 2005 and organic loan growth. Average interest rates on loans increased 76 basis points to 7.08 percent primarily due to increases in the prime lending rate. The interest expense associated with funding sources increased 69 basis points to 2.48 percent.

Investment Management

For the nine months ended September 30, 2006, income before income taxes decreased $20.2 million to $39.5 million compared with the nine months ended September 30, 2005, due to a decrease in investment portfolio balances combined with a decrease in interest rate spread, lower non-interest income primarily from net losses on securities transactions, as well as an increase in internal transfer expense. The return on average interest earning assets before income taxes decreased to 1.62 percent compared with 2.41 percent for the prior year period. The yield on interest earning assets, which includes federal funds sold, increased 19 basis points to 5.41 percent and the interest expense associated with funding sources increased 69 basis points to 2.48 percent. Average interest earning assets decreased $51.8 million or 1.6 percent primarily due to the continued reduction of the investment portfolio through normal principal paydowns. The investment portfolio is comprised predominantly of mortgage-backed securities.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains (losses) on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment increased by $2.2 million for the nine months ended September 30, 2006 compared with $22.5 million for the nine months ended September 30, 2005, due to higher interest resulting from the $100 million in subordinated notes, the negative effect of certain cash flow hedge derivatives and higher non-interest expense, offset by higher internal transfer income.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2006. The model assumes changes in the levels of interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2006.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2006. New volume originations and rate spreads are estimated utilizing Valley’s actual originations during the third quarter. The model utilizes an immediate parallel change in the level of market interest rates at September 30, 2006. The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon
Immediate Changes in Levels of Interest Rates	At September 30, 2006
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$24,406	6.33%
+1.00	12,456	3.23
(1.00)	(14,637)	(3.80)
(2.00)	(29,516)	(7.66)

Potential movements in the convexity of the bond and loan portfolio may have a positive or negative impact on Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

Valley’s net interest margin is affected by changes in interest rates and cash flows from its loan and investment portfolios. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest margin, while prudently structuring the balance sheet to manage changes in interest rates. In the current interest rate environment, short-term rates have escalated while long-term rates have remained relatively low causing an inverted or flat yield curve and net interest margin pressure as deposits and short-term borrowings reprice at higher interest rates faster than loans and investments.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management Valley seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled $2.2 billion at September 30, 2006 and $2.3 billion at December 31, 2005, representing 19.4 percent and 20.6 percent, respectively, of earning assets and 17.9 percent and 18.9 percent, respectively, of total assets at September 30, 2006 and December 31, 2005, respectively.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.3 billion both for the nine months ended September 30, 2006 and for the year ended December 31, 2005, representing 63.8 percent and 66.6 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $117.9 million and $63.1 million at September 30, 2006 and December 31, 2005, respectively. Federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand are also used as alternative funding sources as determined by management.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Loan principal and prepayments are projected to be approximately $2.2 billion over the next twelve months.* Additional liquidity could be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios.

As of September 30, 2006 and December 31, 2005, Valley had approximately $1.9 billion and $2.0 billion, respectively, of investment securities available for sale recorded at their fair value. As of September 30, 2006, the investment securities available for sale had a net unrealized loss of $19.7 million, net of deferred taxes, compared with a net unrealized loss of $22.3 million, net of deferred taxes, at December 31, 2005. This change was primarily due to changes in market interest rates. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As such, during the fourth quarter of 2006, Valley sold appropriated $132.0 million of lower yielding mortgage-backed securities classified as available for sale at September 30, 2006. As of September 30, 2006 and December 31, 2005, Valley had a total of $1.9 million and $4.2 million, respectively, in trading account securities, which were utilized to fund purchases for customers of Valley’s broker/dealer subsidiary.

Valley’s held to maturity investment portfolio includes approximately $455.0 million in trust preferred securities issued by other financial institutions that contain call option provisions beginning in December 2006 through the second quarter of 2007. The call options are continuous after the call date and the likelihood of the issuer exercising the call option is dependent on a variety of factors. These factors include the issuers’ need for capital, the level of interest rates, the ability to obtain financing through new debt instruments available in the market, any premium that may be payable to the trust preferred security holders and the potential write-off of unamortized issuance costs. The majority of these trust preferred securities have call premiums equal to three to four percent of the outstanding balance. If all the trust preferred securities were called at their earliest respective call dates, Valley could incur losses on securities transactions, net of tax, totaling approximately $2.5 million and $2.9 million for the fourth quarter of 2006 and the six months ended June 30, 2007, respectively.* Valley cannot determine the likelihood that any of these securities will be called before their stated maturity dates.

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on long-term debt payable to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program. The cash required for these purchases of shares has previously been met by using its own funds, dividends received from its subsidiary bank as well as borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	($ in thousands)
Commercial	$1,443,539	$1,492,688	$1,449,207	$1,449,919	$1,414,639

Total commercial loans	1,443,539	1,492,688	1,449,207	1,449,919	1,414,639
Construction	514,842	515,683	456,478	471,560	459,935
Residential mortgage	2,082,233	2,093,694	2,099,696	2,083,004	2,061,366
Commercial mortgage	2,354,791	2,311,897	2,298,239	2,234,950	2,230,586

Total mortgage loans	4,951,866	4,921,274	4,854,413	4,789,514	4,751,887
Home equity	577,587	570,500	559,118	565,960	571,441
Credit card	8,490	8,279	8,061	9,044	8,764
Automobile	1,229,450	1,234,005	1,194,749	1,221,525	1,233,125
Other consumer	102,155	108,946	95,252	94,495	101,956

Total consumer	1,917,682	1,921,730	1,857,180	1,891,024	1,915,286

Total loans	$8,313,087	$8,335,692	$8,160,800	$8,130,457	$8,081,812

As a percent of total loans:
Commercial loans	17.36%	17.91%	17.76%	17.83%	17.50%
Mortgage loans	59.57%	59.04%	59.48%	58.91%	58.80%
Consumer loans	23.07%	23.05%	22.76%	23.26%	23.70%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

During the quarter, loans decreased $22.6 million, or 0.3 percent to approximately $8.3 billion from June 30, 2006 primarily due to declines in commercial, residential mortgage, automobile and other consumer caused by lower loan volumes and approximately $50.0 million in loan relationships that Valley encouraged to move to other financial institutions, partially offset by higher commercial mortgage loans.

Commercial loans decreased $49.1 million, or 3.3 percent from June 30, 2006 to approximately $1.4 billion at September 30, 2006 primarily due to lower loan volumes with Valley’s historical credit characteristics and certain customer relationships which moved to other financial institutions.

Mortgage loans increased $30.6 million to approximately $5.0 billion at September 30, 2006 from a quarter ago, mainly from the increase in commercial mortgage loans of $42.9 million, partially offset by a decline in residential mortgage loans of $11.5 million. For the nine months ended September 30, 2006, mortgage loans increased $162.4 million as construction and commercial mortgage loans made significant contributions through new and existing business development.

Consumer loans decreased $4.0 million to $1.9 billion at September 30, 2006 compared to the linked quarter mainly due to decreased demand for automobile loans and other consumer loans. During the nine months of 2006, total consumer loans increased $26.7 million as home equity, automobile, and other consumer loans grew due to Valley’s expanded branch network and marketing efforts.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and other repossessed assets. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Levels of non-performing assets remain relatively low as a percentage of the total loan portfolio as shown in the table below.

Non-accrual loans increased $3.1 million to $32.1 million at September 30, 2006 from $29.0 million at June 30, 2006. The increase was due to the addition of one commercial loan relationship totaling $3.6 million to non-accrual loans as of September 30, 2006.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans decreased $5.3 million to $2.1 million at September 30, 2006 from $7.4 million at June 30, 2006. The decrease was primarily due to the transfer of one commercial loan relationship in the amount of $3.6 million to non-accrual loans. Loans 90 days or more past due and still accruing also include matured commercial mortgage loans in process of renewal which totaled approximately $403 thousand and $1.3 million as of September 30, 2006 and June 30, 2006, respectively. These loans represent most loan types and are generally well secured and in the process of collection. Valley cannot predict that the low levels of past due loans will continue.

Total loans past due in excess of 30 days were 0.69 percent of all loans at September 30, 2006, 0.65 percent at June 30, 2006, 0.74 percent at March 31, 2006, 0.89 percent at December 31, 2005, and 0.73 percent at September 30, 2005. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$2,068	$7,374	$2,627	$4,442	$6,816

Non-accrual loans	32,117	29,015	32,907	25,794	24,192
Other real estate owned	1,240	1,728	2,157	2,023	1,628
Other repossessed assets	1,312	930	981	608	898

Total non-performing assets	$34,669	$31,673	$36,045	$28,425	$26,718

Troubled debt restructured loans	$—	$—	$—	$—	$—

Non-performing loans as a % of loans	0.39%	0.35%	0.40%	0.32%	0.30%
Non-performing assets as a % of loans	0.42%	0.38%	0.44%	0.35%	0.33%
Allowance for loans losses as a % of non-performing loans	234.65%	260.89%	230.64%	291.49%	310.76%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level estimated to absorb probable loan losses in the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

At September 30, 2006, the allowance for loan losses totaled $75.4 million compared with $75.2 million at December 31, 2005. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $2.0 million for the three months ended September 30, 2006 compared with $3.3 million for three months ended June 30, 2006, and $1.0 million for the three months ended September 30, 2005. The decrease in net loan charge-offs from the linked quarter is mainly due to two non-accrual commercial loans totaling $2.2 million that were charged-off in the second quarter of 2006. The decreased provision during the quarter reflects a slight decline in the loan portfolio, the level of net loan charge-offs and the current economic environment.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for loan losses and the allowance for loan losses on the dates indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	($ in thousands)
Average loans outstanding	$8,307,228	$8,243,355	$7,962,189	$8,234,559	$7,480,054

Beginning balance:
Allowance for loan losses	$75,696	$75,898	$75,059	$75,188	$65,699
Loans charged-off	(2,408)	(3,845)	(1,889)	(7,647)	(5,153)
Recoveries	456	526	885	1,792	2,580

Net charge-offs	(1,952)	(3,319)	(1,004)	(5,855)	(2,573)
Provision charged to operations	1,618	3,117	1,125	6,029	2,802
Additions from acquisitions	—	—	—	—	9,252

Ending balance:
Allowance for loan losses	$75,362	$75,696	$75,180	$75,362	$75,180

Ratio of annualized net charge-offs to average loans outstanding	0.09%	0.16%	0.05%	0.09%	0.05%
Ratio of allowance for loan losses to total loans outstanding	0.91%	0.91%	0.93%	0.91%	0.93%

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2006 and December 31, 2005, shareholders’ equity totaled $978.6 million and $931.9 million, respectively, or 7.9 percent and 7.5 percent of total assets, respectively. The increase in total shareholders’ equity for the nine months ended September 30, 2006 was the result of net income, partly offset by cash dividends paid.

Included in shareholders’ equity as a component of accumulated other comprehensive income at September 30, 2006 was a $19.7 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $22.3 million unrealized loss, net of deferred tax at December 31, 2005. Also, included as a component of accumulated other comprehensive income at December 31, 2005 was a $1.8 million unrealized loss on derivatives, net of deferred tax related to cash flow hedging relationships.

On April 5, 2006, Valley declared a five percent stock dividend issued on May 22, 2006 to shareholders of record on May 8, 2006 and increased the annual cash dividend rate to $0.86 per common share, on an after-stock dividend basis, representing an increase of approximately two percent.

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.9 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. As of September 30, 2006, Valley had repurchased approximately 559 thousand shares of its common stock under this program at an average cost of $25.17 per share, including approximately 474 thousand shares repurchased in the third quarter of 2006. During the fourth quarter and as of November 7, 2006, Valley repurchased approximately 1.2 million common shares at an average price per share of $25.72. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors had previously authorized the repurchase of up to approximately 12.2 million shares of Valley’s outstanding common stock on August 21, 2001 (“2001 Program”). Valley repurchased 22 thousand shares at an average cost of $22.33 per share during the first quarter of 2006, completing the purchase of shares available under the 2001 program.

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

Valley’s and VNB’s actual capital positions and ratios at September 30, 2006 and December 31, 2005, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of September 30, 2006
Total Risk-based Capital
Valley	$1,174,029	12.6%	$747,666	8.0%	$	N/A	N/A	%
VNB	1,086,305	11.7	745,457	8.0		931,821	10.0
Tier I Risk-based Capital
Valley	998,667	10.7	373,833	4.0		N/A	N/A
VNB	910,943	9.8	372,728	4.0		559,093	6.0
Tier I Leverage Capital
Valley	998,875	8.2	484,945	4.0		N/A	N/A
VNB	910,943	7.5	483,497	4.0		604,372	5.0

As of December 31, 2005
Total Risk-based Capital
Valley	1,130,377	12.2	743,858	8.0		N/A	N/A
VNB	1,042,339	11.3	741,323	8.0		926,654	10.0
Tier I Risk-based Capital
Valley	955,189	10.3	371,929	4.0		N/A	N/A
VNB	867,151	9.4	370,662	4.0		555,993	6.0
Tier I Leverage Capital
Valley	955,189	7.8	488,464	4.0		N/A	N/A
VNB	867,151	7.1	487,148	4.0		608,935	5.0

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley includes all of its $200 million in trust preferred securities in Tier I capital. See Note 11 for additional information.

Book value per share amounted to $8.40 at September 30, 2006 and $7.97 at December 31, 2005. Tangible book value per share amounted to $6.57 at September 30, 2006 and $6.11 at December 31, 2005. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2006	December 31, 2005
	(in thousands, except for share data)
Common shares outstanding	116,474,672	116,893,053

Shareholders’ equity	$978,593	$931,910
Less: Goodwill and other intangible assets	(213,434)	(217,354)

Tangible shareholders’ equity	$765,159	$714,556

Tangible book value per share	$6.57	$6.11

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 40.2 percent at September 30, 2006 compared with 40.9 percent at September 30, 2005. Cash dividends declared amounted to $0.64 per common share for the nine months ended September 30, 2006, equivalent to a dividend pay-out ratio per diluted common share of 59.8 percent, compared with 59.1 percent for the same period in 2005. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See page 31 for a discussion of interest rate sensitivity.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Two lawsuits against Valley were filed by United Bank and Trust Company and American Express Travel Related Services Company in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to these actions, although Valley cannot provide any assurances that it will prevail in these litigations or be able to settle these litigations for an immaterial amount. In connection with these litigations, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that these litigations are covered by Valley’s insurance policy with that carrier.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
7/1/2006 - 7/31/2006	—	—	—	2,809,202
8/1/2006 - 8/31/2006	—	—	—	2,809,202
9/1/2006 - 9/30/2006	473,700	$25.68	473,700	2,335,502

Total	473,700	$25.68	473,700	2,335,502

(1)	Share data reflects a five percent stock dividend issued on May 22, 2006.
(2)	On May 14, 2003, Valley publicly announced its intention to repurchase 2,894,063 outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2006.

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

A.     Amendments to the Amended and Restated “Change in Control Agreements” among VNB, Valley and Gerald H. Lipkin, Alan D. Eskow, Albert L. Engel, Robert M. Meyer, Peter Crocitto, Richard P. Garber, Kermit R. Dyke, Walter M. Horsting, Eric W. Gould, Robert E. Farrell, and Robert J. Mulligan, dated August 15, 2006, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

B.     Amendments to the Amended and Restated “Change in Control Agreements” among VNB, Valley and Stephen P. Davey and Elizabeth E. DeLaney, dated August 15, 2006, incorporated herein by reference to the Registrant’s Form 8-K/A Current Report filed on August 22, 2006.

C.     Amended and Restated “Severance Agreement” dated August 15, 2006, between VNB, Valley and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

D.     Amendment No. 5 to Benefit Equalization Plan and amendment to Participant Agreement for Benefit Equalization Plan dated August 15, 2006 is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

E.     Amendment to the Amended and Restated “Change in Control Agreement” among VNB, Valley and James G. Lawrence, dated October 18, 2006, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on October 23, 2006.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 8, 2006	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: November 8, 2006	/s/ Alan D. Eskow
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