Form 10-K
period 2006-12-31
VALLEY NATIONAL BANCORP
filed 2007-02-28
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated File  ☑    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐            No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion on June 30, 2006.

There were 115,200,394 shares of Common Stock outstanding at February 22, 2007.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2007 Proxy Statement”) for the 2007 Annual Meeting of Shareholders to be held April 11, 2007 will be incorporated by reference in Part III.

PART I

Item 1.    Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp (“Valley”) is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). At December 31, 2006, Valley had consolidated total assets of $12.4 billion, total loans of $8.3 billion, total deposits of $8.5 billion and total shareholders’ equity of $949.6 million. In addition to its principal subsidiary, Valley National Bank (“VNB”), Valley owns 100 percent of the voting shares of VNB Capital Trust I, through which it issued trust preferred securities. VNB Capital Trust I is not a consolidated subsidiary. See Note 12 of the consolidated financial statements.

VNB is a national banking association chartered in 1927 under the laws of the United States. At December 31, 2006, VNB maintained 169 branch offices located in New Jersey and New York City. VNB provides a full range of commercial and retail banking services. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) loans and other commercial credits; equipment leasing; and personal and corporate trust, as well as pension and fiduciary services.

VNB’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a company that owns and services mortgage loans; a title insurance agency; asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by VNB, except the REIT subsidiaries in which VNB is the majority shareholder. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. For financial data on the four business segments see Note 20 of the consolidated financial statements.

SEC Reports and Corporate Governance

Valley makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Corporate Code of Ethics that applies to all of Valley’s employees including principal officers and directors, Valley’s Audit & Risk Committee Charter, Compensation and Human Resources Committee Charter, Nominating and Corporate Governance Committee Charter as well as a copy of Valley’s Corporate Governance Guidelines.

Valley filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Valley’s Annual Report on Form 10-K as exhibits to this Report. Valley’s CEO submitted the required annual CEO’s Certification regarding the New York Stock Exchange’s corporate governance listing standards, Section 12(a) CEO Certification to the New York Stock Exchange within the required timeframe after the 2006 annual shareholders’ meeting.

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

Employees

At December 31, 2006, VNB and its subsidiaries employed 2,489 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

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

Dividend Limitations

Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by VNB. VNB dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit VNB from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

Item 1A.    Risk Factors

An investment in Valley’s common stock is subject to risks inherent to Valley’s business. The material risks and uncertainties that management believes affect Valley are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Valley’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, Valley’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Valley’s common stock could decline significantly, and you could lose all or part of your investment.

Changes in Interest Rates Can Have an Adverse Effect on Profitability

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, and (iii) the average duration of Valley’s mortgage-backed securities portfolio. This also includes the risk that interest earning assets may be more responsive to changes in interest rates than interest bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest earning assets and interest bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest earning asset and interest bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Valley’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See “Net Interest Income” and “Interest Rate Sensitivity” sections in Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to Valley’s management of interest rate risk.

Competition in the Financial Services Industry and Liquidity Risk

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

Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund credit obligations to borrowers, mortgage originations pending delivery to the secondary market, withdrawals by depositors, repayment of debt when due or called, dividends to shareholders, operating expenses and capital expenditures, among other things.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Valley’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or Valley, unfavorable pricing, competition, Valley’s credit rating and regulatory restrictions.

Changes in Primary Market Areas Could Adversely Impact Results of Operations and Financial Condition

Much of Valley’s lending is in New Jersey and New York City. As a result of this geographic concentration, a significant broad based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, and accordingly, Valley’s results of operations. Such a decline in economic conditions could restrict borrowers ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of Valley’s business.

Valley’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in Valley’s portfolio is located in New Jersey and New York City. Conditions in the real estate markets in which the collateral for Valley’s loans are located strongly influence the level of Valley’s non-performing loans and results of operations. A decline in the New Jersey and New York City metropolitan area real estate markets, as well as the other external factors, could adversely affect Valley’s loan portfolio.

Allowance For Loan Losses May Be Insufficient

Valley maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. However, Valley cannot predict loan losses with certainty, and Valley cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If charge-offs exceed Valley’s allowance, its earnings would decrease. In addition, regulatory agencies review Valley’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in Valley’s allowance for loan losses could reduce its earnings.

Potential Acquisitions May Disrupt Valley’s Business and Dilute Stockholder Value

Valley regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Valley’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Valley’s financial condition and results of operations.

Valley seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company

•	Exposure to potential asset quality issues of the target company

•	Difficulty and expense of integrating the operations and personnel of the target company

•	Potential disruption to Valley’s business

•	Potential diversion of Valley’s management’s time and attention

•	The possible loss of key employees and customers of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

Implementation of Growth Strategies

Valley has executed a strategic branch expansion initiative to fill in and expand its presence in neighboring counties within New Jersey, including Somerset, Middlesex, and Monmouth Counties, as well as enter new market areas located in Kings and Queens Counties, New York. Valley’s ability to successfully execute the initiative depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in Valley’s new market areas, and the ability to manage growth. The initiative could cause Valley’s expenses to increase faster than revenues.

There are considerable initial and on-going costs involved in opening branches, growing loans in new markets, and attracting new deposit relationships that can negatively impact earnings. For example, it takes time for new branches and relationships to achieve profitability. Expenses could be further increased if there are delays in the opening of new branches or if attraction strategies are more costly than expected. Delays in opening new branches can be caused by a number of factors such as the inability to find suitable locations, zoning and construction delays, and success in attracting qualified personnel to staff the new branch. In addition, there is no assurance that a new branch will be successful even after it has been established.

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

Encountering Continuous Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Valley’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Valley’s operations. Many of Valley’s competitors have substantially greater resources to invest in technological improvements. Valley may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations.

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time as part of Valley’s normal course of business, customers make claims and take legal action against Valley based on actions or inactions of Valley employees. Recently, three such lawsuits pertain to Valley’s performance of its fiduciary responsibilities (see “Item 3” that follows below for further information). If such claims and legal actions are not resolved in a manner favorable to Valley they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

VNB’s corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, commercial mortgage, consumer lending, deposit and computer operations and the executive offices of both Valley and VNB. Two of the three buildings are owned by a subsidiary of VNB and leased to VNB, the other building is leased by VNB from an independent third party.

VNB owns two other office buildings located in Wayne, New Jersey, one of which is occupied by VNB departments and subsidiaries providing trust and investment management services; the other office building is utilized primarily for VNB’s mortgage lending and operations, as well as commercial lending operations. A subsidiary of VNB also owns an office building and a condominium office in Manhattan, which are leased to

VNB and house a portion of its New York lending and operations, as well as retail branch offices. In addition, a subsidiary of VNB owns a building in Chestnut Ridge, New York, primarily occupied by Masters Coverage Corp. and VNB Loan Services, Inc., also subsidiaries of VNB.

As of December 31, 2006, VNB provides banking services at 169 locations of which 78 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 91 locations are leased from independent third parties. Additionally, VNB had 12 other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease as of December 31, 2006. VNB intends to develop these other properties into new branch locations.

Item 3.    Legal Proceedings

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuit noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three lawsuits against Valley were filed by United Bank and Trust Company, American Express Travel Related Services Company, and Discover Financial Services in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to these actions and has recently been granted summary judgment dismissing one of the lawsuits. However, such dismissal is subject to appeal and Valley cannot provide any assurances that it will prevail in any of these litigations or be able to settle such litigations for an immaterial amount. In connection with these litigations, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that these litigations are covered by Valley’s insurance policy with that carrier.

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

	Year 2006			Year 2005
	High	Low	Dividend	High	Low	Dividend
First Quarter	$24.40	$21.99	$0.210	$25.54	$22.65	$0.204
Second Quarter	25.80	23.67	0.215	24.09	21.71	0.210
Third Quarter	27.05	24.72	0.215	23.44	21.18	0.210
Fourth Quarter	26.68	25.05	0.215	23.95	20.80	0.210

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

There were 9,084 shareholders of record as of December 31, 2006.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2001 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/01	12/02	12/03	12/04	12/05	12/06
Valley	$100.00	$103.40	$123.89	$127.14	$120.58	$143.75
KBW 50	100.00	103.57	133.01	156.92	157.71	166.57
S&P 500	100.00	78.03	100.16	110.92	116.28	134.43

Issuer Repurchase of Equity Securities

The following table sets forth information for the three months ended December 31, 2006 with respect to repurchases of Valley’s outstanding common shares:

	Issuer Purchases of Equity Securities (1)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
Period
10/01/2006 – 10/31/2006	1,053,408	$25.73	1,053,408	1,282,094
11/01/2006 – 11/30/2006	238,200	25.63	1,291,608	1,043,894
12/01/2006 – 12/31/2006	—	—	1,291,608	1,043,894

	1,291,608	$25.71	1,291,608	1,043,894

(1)	Share data reflects a five percent stock dividend issued on May 22, 2006.
(2)	On May 14, 2003, Valley publicly announced its Board of Directors authorized the repurchase of up to 2,894,063 outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2006.

On January 17, 2007, Valley publicly announced its Board of Directors authorized the repurchase of up to 3.5 million outstanding common shares in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market rates. The repurchase plan has no stated expiration date. Valley intends to first complete the repurchase of common shares available under the May 14, 2003 repurchase plan before utilizing this new repurchase plan.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8.

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$713,930	$631,893	$525,315	$503,621	$523,135
Interest expense	316,250	226,659	146,607	148,922	173,453

Net interest income—tax equivalent basis (1)	397,680	405,234	378,708	354,699	349,682
Less: tax equivalent adjustment	6,559	6,809	6,389	6,123	5,716

Net interest income	391,121	398,425	372,319	348,576	343,966
Provision for loan losses	9,270	4,340	8,003	7,345	13,644

Net interest income after provisions for loan losses	381,851	394,085	364,316	341,231	330,322
Non-interest income	72,064	73,733	84,322	108,214	82,229
Non-interest expense	250,340	237,591	220,043	216,295	193,255

Income before income taxes	203,575	230,227	228,595	233,150	219,296
Income tax expense	39,884	66,778	74,197	79,735	64,680

Net income	$163,691	$163,449	$154,398	$153,415	$154,616

Per Common Share (2):
Earnings per share:
Basic	$1.40	$1.43	$1.42	$1.41	$1.37
Diluted	1.40	1.42	1.41	1.40	1.36
Dividends declared	0.85	0.83	0.81	0.77	0.73
Book value	8.23	7.97	6.49	6.00	5.74
Tangible book value (3)	6.40	6.11	6.07	5.53	5.38
Weighted average shares outstanding:
Basic	116,542,296	114,396,427	108,785,069	108,811,328	113,195,904
Diluted	117,017,758	114,819,259	109,344,515	109,393,964	113,860,613

Ratios:
Return on average assets	1.33%	1.39%	1.51%	1.63%	1.78%
Return on average shareholders’ equity	17.24	19.17	22.77	24.21	23.59
Return on average tangible shareholders’ equity (4)	22.26	23.61	24.54	26.09	25.02
Average shareholders’ equity to average assets	7.72	7.25	6.62	6.74	7.56
Dividend payout	60.71	58.00	57.05	54.60	53.80
Risked-based capital:
Tier 1 capital	10.56%	10.28%	11.12%	11.25%	11.42%
Total capital	12.44	12.16	11.95	12.15	12.48
Leverage capital	8.10	7.82	8.28	8.35	8.67

Financial Condition:
Assets	$12,395,027	$12,436,102	$10,763,391	$9,873,335	$9,148,456
Net loans	8,256,967	8,055,269	6,866,459	6,102,039	5,656,072
Deposits	8,487,651	8,570,001	7,518,739	7,162,968	6,683,387
Shareholders’ equity	949,590	931,910	707,598	652,789	631,738

See Notes to the Selected Financial Data that follows.

Notes to Selected Financial Data

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	All per common share amounts reflect a five percent stock dividend issued May 22, 2006, and all prior stock splits and dividends.
(3)	This Annual Report on Form 10-K contains supplemental financial information which has been determined by methods other than Generally Accepted Accounting Principles (“GAAP”) that management uses in its analysis of Valley’s performance. Valley’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	At Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Common shares outstanding	115,357,268	116,893,053	108,988,229	108,713,106	110,031,717

Shareholders’ equity	$949,590	$931,910	$707,598	$652,789	$631,738
Less: Goodwill and other intangible assets	211,355	217,354	45,888	52,050	39,381

Tangible shareholders’ equity	$738,235	$714,556	$661,710	$600,739	$592,357

Tangible book value	$6.40	$6.11	$6.07	$5.53	$5.38

(4)	Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Net income	$163,691	$163,449	$154,398	$153,415	$154,616

Average shareholders’ equity	949,613	852,834	678,068	633,744	655,447
Less: Average goodwill and other intangible assets	214,338	160,607	48,805	45,716	37,463

Average tangible shareholders’ equity	$735,275	$692,227	$629,263	$588,028	$617,984

Return on average tangible shareholders’ equity	22.26%	23.61%	24.54%	26.09%	25.02%

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements. Valley has identified its policies on the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit & Risk Committee of Valley’s Board of Directors.

Allowance for Loan Losses.    The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the statement of consolidated financial condition. Note 1 of the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans based on historical loss factors, and (4) an unallocated allowance based on general economic conditions, the size of the loan portfolio and certain risk factors in Valley’s loan portfolio and markets.

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses.

For impaired credits, if the fair value of the loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $511 thousand, respectively, at December 31, 2006.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $1.3 million, respectively, at December 31, 2006.

The credit rating assigned to each non-classified credit is a significant variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by $4.3 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2006. Additionally, if the historical loss factors used to calculate the reserve for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by $4.9 million, respectively, at December 31, 2006.

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2006, the unallocated allowance was 9.0 percent of the total allowance. If the unallocated allowance were ten percent higher or lower, the allowance would have increased or decreased by $670 thousand, respectively, at December 31, 2006.

Goodwill and Other Intangible Assets.    Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $181.5 million at December 31, 2006 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets totaling $29.9 million at December 31, 2006 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions.

Other key judgments in accounting for intangibles include useful life and classification between goodwill and other intangible assets which require amortization. See Note 9 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

To assist in assessing the impact of a goodwill or other intangible asset impairment charge, at December 31, 2006, the Company had $211.4 million of goodwill and other intangible assets. The impact of a five percent impairment charge would result in a reduction in pre-tax income of approximately $10.6 million.

Income Taxes.    The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in Valley’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact Valley’s consolidated financial condition or results of operations.

In connection with determining its income tax provision under Statement of Financial Accounting Standards (“SFAS”) No. 109, Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to consolidated financial statements and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

The year ended December 31, 2006 was very challenging for Valley and for most of the banking industry. Valley faced a continued decline in its net interest margin as a result of a highly competitive loan and deposit environment and a flat or inverted yield curve throughout 2006. The net interest income of Valley was also negatively impacted by both the margin contraction of 23 basis points and slower growth in its loan portfolio, which grew $201.2 million, or 2.5 percent during 2006, as well as the contraction of the investment portfolio by $388.8 million, or 11.9 percent. Despite the margin contraction and slower loan growth, Valley earned $1.40 per diluted share or $163.7 million for 2006 compared to $1.42 per diluted share or $163.4 million in 2005.

Total loans grew at a much slower pace during 2006 due to substantial competition for new loans within Valley’s principal markets which also lead to some customer prepayments of existing loans during the period. Additionally, Valley encouraged approximately $50.0 million in various types of performing, but potentially marginal loan relationships to move to other financial institutions during the third quarter of 2006 because these credits might cause future loan losses in a changing economy.

During 2007, Valley intends to place more emphasis on non-interest income derived from our substantial automobile lending operations.* Valley currently approves approximately half of the loan applications received through its network of automobile dealers. Working in connection with third parties, in 2007 Valley expects to originate and sell, without recourse, some of the loan applications it historically has not approved and closed as loans.* Valley expects that the anticipated gains on sale and loan servicing income from this activity will help increase non-interest income.*

Additionally, Valley plans to originate for sale residential mortgage and home equity loans with a broader customer risk profile to increase our gains on sales of loans in the secondary market in 2007.* Lastly, Valley will offer a no-frills, low interest rate credit card to Valley’s existing automobile and mortgage loan customers in 2007. This initiative is expected to produce additional credit card balances and interest income while minimizing the risks normally associated with new card markets.*

Management also decided that the investment portfolio would be allowed to shrink during the year, mostly through normal principal paydowns. This decision was mainly due to the low level of long-term interest rates caused by the inverted yield curve during 2006, as well as the potential duration risk associated with certain investment securities.

In addition to the net interest margin compression discussed above, 2006 earnings were negatively impacted by a higher provision for loan losses mainly due to higher net charge-offs; a decrease in non-interest income primarily from net losses totaling $5.5 million mainly due to the sale of approximately $132.0 million low yielding securities and $2.1 million in losses generated from the early redemption of other investment securities; and increased operating expenses due to new branch openings and the prior year acquisitions; partially offset by a pre-tax gain of approximately $3.8 million on the sale of an office building, originally purchased for construction of a new branch, located in Manhattan and lower effective federal and state income tax rates during 2006.

For the year ended December 31, 2006, Valley achieved a return on average shareholders’ equity (“ROE”) of 17.24 percent and a return on average assets (“ROA”) of 1.33 percent which include goodwill and other intangible assets. Valley’s return on average tangible shareholders’ equity (“ROATE”) was 22.26 percent for 2006. The comparable ratios for the year ended December 31, 2005, were ROE of 19.17 percent, ROA of 1.39 percent, and ROATE of 23.61 percent. See discussion and reconciliation of ROATE, which is non-GAAP measure, under Item 6, “Selected Financial Data.”

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income for Valley. The net interest margin is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin declined each quarter during 2006 and during the last four years. This declining trend may continue in 2007 if the yield curve maintains an inverted or flat shape.* Valley adjusted some of its variable rate deposits and moved away from funding through higher cost municipal deposits and short-term borrowings in an attempt to stabilize the net interest margin in 2006 and 2007. However, management cannot guarantee that this adjustment will stop the net interest margin decline or the resulting decline in net interest income.

Net interest income on a tax equivalent basis decreased to $397.7 million for 2006 compared with $405.2 million for 2005. During 2006, total average interest bearing liabilities and interest rates paid on these liabilities increased over 2005, resulting in higher interest expense. The interest rates on interest bearing deposits continued to rise during 2006 as the Federal Reserve increased short-term interest rates four more times during the first half of 2006 and deposit pricing became increasingly competitive in the Northeast. Partially offsetting the increase in overall funding costs, higher average loan balances and a 55 basis point increase in yield on average loan balances helped drive total interest income on a tax equivalent basis $82.0 million higher than 2005.

Valley’s earning asset portfolio is comprised of both fixed rate and adjustable rate loans and investments. Many of Valley’s earning assets are priced based on the prevailing treasury rates and prime rate. As noted above, the Federal Reserve increased interest rates four times during 2006 raising the target federal funds rate from 4.25 percent to 5.25 percent. In each instance, Valley’s prime rate moved accordingly during the year, and was 8.25 percent at December 31, 2006. On average, the 10-year treasury rate increased from 4.28 percent in 2005 to 4.78 percent in 2006, only half of the total increase in the federal funds rate. The increase in both the prime rate and treasury rate led to an increase in the yield on Valley’s average earning assets from 5.75 percent in 2005 to 6.21 percent for 2006. In conjunction with the increase in interest rates, the growth in average earning assets of $503.4 million also contributed to the increase in interest income of $82.0 million.

Average loans increased $624.8 million, or 8.2 percent for the year ended December 31, 2006, while average investment securities declined $166.3 million, or 5.0 percent as compared to the same period in 2005. Interest income on loans increased $83.0 million for the year ended December 31, 2006 compared with the same period in 2005 due to an increase in average interest rates on loans to 6.59 percent in 2006 from 6.04 percent in 2005 and the increase in average loans. Interest on investment securities decreased $3.9 million for the twelve months in 2006 compared to the same period in 2005 mainly due to normal principal paydowns and reallocation of these funds to higher yielding loans and federal funds sold.

Valley’s costs of interest bearing liabilities are closely tied to market movements in treasury rates, which increased during 2006. Valley’s cost of interest bearing liabilities increased from 2.53 percent in 2005 to 3.37 percent in 2006, reflecting an 84 basis point increase. As a result of the higher cost of funds and increased average interest bearing liabilities, interest expense increased $89.6 million from 2005.

Average interest bearing liabilities for 2006 increased $443.4 million, or 5.0 percent from 2005. Average time deposits increased $440.5 million, or 19.0 percent due to some movement of lower yielding deposit accounts to time deposits as the yield on average time deposits increased 116 basis points from 2005, as well as new time deposit accounts from the nine de novo branches opened in 2006 as well as from existing branches. Average long-term borrowings increased $404.8 million, or 19.9 percent as management increased borrowings in long-term Federal Home Loan Bank (“FHLB”) advances or repurchase agreements due to higher short-term interest rates in 2006 and reduced short-term FHLB advances, repurchase agreements and federal funds purchased. Average savings, NOW, and money market deposits decreased $270.0 million, or 6.7 percent for 2006 as compared to 2005 mainly due to a very competitive marketplace, as well as customer movement to higher yielding alternatives, such as certificates of deposit. During 2006, slow loan growth and natural attrition of the investment portfolio lessened the need for deposit growth or alternative funding sources. However, continued competitive pricing of deposits and the lack of industry deposit growth may cause short-term and long-term borrowings to further escalate in 2007.*

The net interest margin on a tax equivalent basis was 3.46 percent for the year ended December 31, 2006 compared with 3.69 percent for the same period in 2005. The change was mainly attributable to increases in interest rates earned on interest earning assets offset by larger increases in interest rates paid on interest bearing liabilities. Average interest rates earned on interest earning assets increased 46 basis points while average interest rates paid on interest bearing liabilities increased 84 basis points causing a compression in the net interest margin for Valley.

During the fourth quarter of 2006, net interest income on a tax equivalent basis declined $879 thousand when compared with the third quarter of 2006. Management anticipates continued pressure on the margin during the first half of 2007 due to the competitive deposit pricing within Valley’s markets and a decline in yield on new loans seen in the fourth quarter of 2006 as compared to the third quarter of 2006. Management’s move from higher cost funding may help reduce further declines in the margin, however, the inverted yield curve and competitive pricing of deposits is expected to negatively impact net interest income during the first half of 2007.*

The following table reflects the components of net interest income for each of the three years ended December 31, 2006, 2005 and 2004:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets Loans (1)(2)	$8,262,739	$544,598	6.59%	$7,637,973	$461,612	6.04%	$6,541,993	$371,071	5.67%
Taxable investments (3)	2,861,562	146,875	5.13	3,001,241	150,066	5.00	2,742,161	136,122	4.96
Tax-exempt investments (1)(3)	289,194	18,287	6.32	315,807	18,971	6.01	313,673	17,826	5.68
Federal funds sold and other interest bearing deposits	79,295	4,170	5.26	34,361	1,244	3.62	18,343	296	1.61

Total interest earning assets	11,492,790	713,930	6.21	10,989,382	631,893	5.75	9,616,170	525,315	5.46

Allowance for loan losses	(75,848)			(72,552)			(68,941)
Cash and due from banks	205,695			217,458			207,326
Other assets	724,869			639,690			472,678
Unrealized (loss) gain on securities available for sale	(48,225)			(15,888)			15,446

Total assets	$12,299,281			$11,758,090			$10,242,679

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings, NOW and money market deposits	$3,759,058	$75,822	2.02%	$4,029,093	$55,456	1.38%	$3,452,862	$23,115	0.67%
Time deposits	2,764,696	112,654	4.07	2,324,192	67,601	2.91	2,181,678	46,832	2.15

Total interest bearing deposits	6,523,754	188,476	2.89	6,353,285	123,057	1.94	5,634,540	69,947	1.24
Short-term borrowings	434,579	18,211	4.19	566,433	16,516	2.92	401,564	5,258	1.31
Long-term borrowings	2,434,778	109,563	4.50	2,029,965	87,086	4.29	1,734,321	71,402	4.12

Total interest bearing liabilities	9,393,111	316,250	3.37	8,949,683	226,659	2.53	7,770,425	146,607	1.89

Demand deposits	1,938,439			1,905,103			1,739,452
Other liabilities	18,118			50,470			54,734
Shareholders’ equity	949,613			852,834			678,068

Total liabilities and shareholders’ equity	$12,299,281			$11,758,090			$10,242,679

Net interest income/interest rate spread (4)		397,680	2.84%		405,234	3.22%		378,708	3.57%
Tax equivalent adjustment		(6,559)			(6,809)			(6,389)

Net interest income, as reported		$391,121			$398,425			$372,319

Net interest margin (5)			3.40%			3.63%			3.87%
Tax equivalent adjustment			0.06			0.06			0.07

Net interest margin on a fully tax equivalent basis (5)			3.46%			3.69%			3.94%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)	Net interest income as a percentage of total average interest earning assets.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Year Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans (1)	$39,382	$43,604	$82,986	$25,448	$65,093	$90,541
Taxable investments	(7,102)	3,911	(3,191)	996	12,948	13,944
Tax-exempt investments (1)	(1,650)	966	(684)	1,023	122	1,145
Federal funds sold and other interest bearing deposits	2,174	752	2,926	557	391	948

	32,804	49,233	82,037	28,024	78,554	106,578

Interest expense:
Savings, NOW and money market deposits	(3,934)	24,300	20,366	27,928	4,413	32,341
Time deposits	14,461	30,592	45,053	17,541	3,228	20,769
Short-term borrowings	(4,429)	6,124	1,695	8,435	2,823	11,258
Long-term borrowings	18,049	4,428	22,477	3,102	12,582	15,684

	24,147	65,444	89,591	57,006	23,046	80,052

Net interest income (tax equivalent basis)	$8,657	$(16,211)	$(7,554)	$(28,982)	$55,508	$26,526

(1)	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2006, 2005 and 2004:

NON-INTEREST INCOME

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Trust and investment services	$7,108	$6,487	$6,023
Insurance premiums	11,074	11,719	13,982
Service charges on deposit accounts	23,242	22,382	20,242
(Losses) gains on securities transactions, net	(5,464)	(461)	6,475
Gains on trading securities, net	1,208	1,717	2,409
Fees from loan servicing	5,970	7,011	8,010
Gains on sales of loans, net	1,516	2,108	3,039
Bank owned life insurance (“BOLI”)	8,171	7,053	6,199
Other	19,239	15,717	17,943

Total non-interest income	$72,064	$73,733	$84,322

Non-interest income represented 9.2 percent and 10.6 percent of total interest income plus non-interest income for 2006 and 2005, respectively. For the year ended December 31, 2006, non-interest income decreased $1.7 million or 2.3 percent, compared with the same period in 2005.

Trust and investment services increased $621 thousand, or 9.6 percent in 2006 as compared with 2005, as a result of higher managed account fees primarily from one new account relationship in 2006.

Insurance premiums decreased $645 thousand, or 5.5 percent in 2006 as compared with 2005 due to lower title insurance revenues as a result of less mortgage refinancing activity, as seen industry-wide.

Service charges on deposit accounts increased $860 thousand, or 3.8 percent in 2006 compared with 2005 due to deposit accounts acquired from the two mergers in 2005 and the nine de novo branches opened in 2006, as well as additional income earned from higher ATM activity.

Losses on securities transactions, net, increased $5.0 million to a net loss of $5.5 million for the year ended December 31, 2006. The net loss was mainly due to a $4.7 million impairment loss recognized on certain mortgage-backed and equity securities held available for sale in the third quarter of 2006 and a $2.1 million loss on trust preferred securities called for redemption prior to their scheduled maturity date in the fourth quarter of 2006, partially offset by various gains on securities transactions throughout 2006.

Gains on trading securities, net, decreased $509 thousand, or 29.6 percent for the year ended December 31, 2006 compared with the same period in 2005 due to a decline in the spread earned and volume of municipal and corporate bond sales in VNB’s broker-dealer subsidiary.

Fees from loan servicing include fees for servicing residential mortgage loans and SBA loans. For the year ended December 31, 2006, fees from servicing residential mortgage loans totaled $4.8 million and fees from servicing SBA loans totaled $1.2 million as compared with $5.6 million and $1.4 million, respectively, for the year ended December 31, 2005. The aggregate principal balances of mortgage loans serviced by VNB’s subsidiary VNB Mortgage Services, Inc. for others approximated $1.2 billion, $1.4 billion and $1.6 billion at December 31, 2006, 2005 and 2004, respectively. Fees from loan servicing decreased $1.0 million or 14.8 percent as a result of smaller balances of loans serviced resulting from refinance and payoff activity. Valley has not acquired additional loan servicing portfolios to offset the decline in servicing assets due to the interest rate environment and the risks associated with prepayment and refinancing.

Gains on sales of loans, net, decreased $592 thousand to $1.5 million for the year ended December 31, 2006 compared to $2.1 million for the prior year. This decrease was primarily attributed to lower loan sales of $9.9 million in SBA loans in 2006 compared with $17.2 million during 2005.

Valley uses BOLI to help offset the rising cost of employee benefits. Valley acquired $5.1 million of BOLI from Shrewsbury State Bank in March of 2005. BOLI income was $8.2 million and $7.1 million for the years ended December 31, 2006 and 2005, respectively. BOLI income is exempt from federal and state income taxes. The BOLI is invested primarily in mortgage-backed securities, U.S. Treasuries and high grade corporate securities, and the underlying portfolio is managed by two independent investment firms.

Other non-interest income increased $3.5 million to $19.2 million in 2006 as compared with 2005. The increase was due to a $3.8 million gain on the sale of an office building located in Manhattan. The building, the sale of which closed in November 2006, was intended for construction of a new branch, however, Valley ultimately decided to sell the property and not pursue the project. Other significant components of other non-interest income include fees generated from letters of credit and acceptances, credit cards, safe deposit box rentals and wire transfers.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2006, 2005 and 2004:

NON-INTEREST EXPENSE

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Salary expense	$109,775	$105,988	$99,325
Employee benefit expense	28,592	26,163	24,465
Net occupancy and equipment expense	46,078	41,694	36,368
Amortization of other intangible assets	8,687	8,797	8,964
Professional and legal fees	8,878	9,378	6,388
Advertising	8,469	7,535	7,974
Other	39,861	38,036	36,559

Total non-interest expense	$250,340	$237,591	$220,043

Non-interest expense totaled $250.3 million for the year ended December 31, 2006, an increase of $12.7 million, or 5.4 percent from 2005, mainly due to increases in salary expense, employee benefit expense, net occupancy and equipment expense, and advertising. Valley incurred additional expenses due to nine de novo branches opened in 2006, and the additional branch operations and personnel from the Shrewsbury Bancorp and NorCrown Bank acquisitions during the first and second quarters of 2005, respectively. The largest component of non-interest expense is salary and employee benefit expense which totaled $138.4 million in 2006 compared with $132.2 million in 2005, an increase of $6.2 million or 4.7 percent.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2006 was 54.0 percent compared to 50.3 percent for the same period of 2005. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. The efficiency ratio has increased as higher non-interest expense attributable to additional expenses from the de novo branches and two acquisitions outpaced growth in net interest income and non-interest income.

Salary expense increased $3.8 million, or 3.6 percent for the year ended December 31, 2006 compared with the same period in 2005. The increase from 2005 was mainly due to the nine de novo branches and the acquisitions of Shrewsbury Bancorp and NorCrown Bank during the first and second quarters of 2005. At December 31, 2006, full-time equivalent staff was 2,489 compared to 2,433 at December 31, 2005.

Employee benefit expense increased by $2.4 million, or 9.3 percent for the year ended December 31, 2006 compared with the same period one year ago mainly due to increased stock incentive compensation and pension expense. Employee benefit expense included approximately $5.5 million and $3.9 million of stock incentive compensation for the years ended December 31, 2006 and 2005, respectively.

Net occupancy and equipment expense increased $4.4 million, or 10.5 percent during 2006 in comparison to 2005. This increase was largely due to Valley’s branch expansion and the two acquisitions in 2005, which includes, among other things, additional rents, utilities, real estate taxes, and depreciation charges in connection with investments in technology and facilities. Depreciation expense increased by approximately $1.4 million, or 9.1 percent during 2006 compared with the prior year. Rent expense increased $1.2 million, or 10.8 percent in 2006 compared with the prior year.

Amortization of other intangible assets, consisting primarily of amortization of loan servicing rights, decreased $110 thousand, or 1.3 percent to $8.7 million for the year ended December 31, 2006 compared with the same period in 2005. An impairment analysis is performed periodically to determine the appropriateness of the value of Valley’s loan servicing rights, for which impairment expense of $24 thousand was recorded during 2006 compared with $108 thousand in 2005.

Professional and legal fees declined $500 thousand, or 5.3 percent for the year ended December 31, 2006 compared to the same period one year ago due to less litigation activity and management’s reassessment of required legal reserves in 2006.

Advertising expense increased $934 thousand, or 12.4 percent in 2006 compared to 2005 due to additional promotional campaigns in 2006 for Valley name branding, as well as specific financial products and services.

Other non-interest expense increased $1.8 million, or 4.8 percent for the year ended December 31, 2006 compared with the same period in 2005 mainly due to a rise in data processing, telephone, debit card and services fees mainly caused by the branch expansion and acquisitions. Other significant components of other non-interest expense include postage, stationery, insurance, and title search fees.

Income Taxes

Income tax expense was $39.9 million for the year ended December 31, 2006, reflecting an effective tax rate of 19.6 percent, compared with $66.8 million for the year ended December 31, 2005, reflecting an effective tax rate of 29.0 percent. The lower 2006 income tax expense reflects a decline in state income tax expense, increased low income housing tax credits and a $13.5 million tax benefit recognized due to management’s reassessment of required tax accruals. The reassessment was based on the resolution of income tax audits covering tax years 2003 and 2004, and the expiration of the income tax statute of limitations for 2002.

For 2007, Valley anticipates an effective tax rate of 29.0 percent, compared to 19.6 percent for 2006.* This rate is projected based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal or state income tax laws.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of VNB are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management Division, comprised of trust, broker/dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting. For financial data on the four business segments see Part II, Item 8, “Financial Statements and Supplementary Data-Note 20 of the consolidated financial statements.”

The consumer lending segment had a return on average interest earning assets before income taxes of 1.57 percent for the year ended December 31, 2006 compared with 2.00 percent for the year ended December 31, 2005, while income before taxes decreased $12.7 million for the 2006 period as compared to 2005. The decrease was primarily due to higher internal transfer expense, non-interest expense and provision for loan losses, as well as a decline in net interest income. Average interest earning assets increased $185.3 million mainly attributable to growth in both residential mortgage and automobile loans during 2006. The $23.3 million increase in interest income resulting from an increase in average interest rates on loans and higher average interest earnings assets during 2006 were more than offset by an increase in interest expense due to higher funding costs. Average interest rates on loans increased 34 basis points to 5.82 percent, while the interest expense associated with funding sources increased 67 basis points to 2.57 percent.

The return on average interest earning assets before income taxes for the commercial lending segment decreased to 2.75 percent in 2006 compared with 2.83 percent for the year ended December 31, 2005, and income before income taxes increased $9.1 million for 2006 as compared to 2005. The increase in income before income taxes was primarily as a result of higher net interest income, partially offset by an increase in the provision for loan losses and allocated internal transfer expense. Average interest earning assets increased $441.2 million attributed to new loan originations and draw downs on new and existing commercial lines of credit. Interest rates on commercial lending increased by 71 basis points, largely due to increases in the prime lending rate, while the expenses associated with funding sources increased by 67 basis points.

The investment management segment had a return on average interest earning assets before income taxes of 1.59 percent for the year ended December 31, 2006 compared with 2.25 for the year ended December 31, 2005, and income before income taxes declined $24.0 million in 2006 as compared to the same period in 2005. The decreases are primarily due to a decline in net interest income. Non-interest income also decreased due to a $5.0 million increase in net losses on securities transactions during 2006. Average interest earning assets decreased by $123.1 million due to normal principal paydowns, and sales and prepayments of some investment securities. The yield on interest earning assets, which includes federal funds sold, increased by 25 basis points to 5.50 percent for the year ended December 31, 2006.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including gains on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to VNB Capital Trust I, interest expense related to VNB’s issuance of $100 million in subordinated notes during July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The loss before income taxes for the corporate segment decreased by $933 thousand for the year ended December 31, 2006 compared with December 31, 2005 primarily due to higher internal transfer income and non-interest income, partially offset by additional interest expense resulting from the issuance of $100 million in subordinated notes in July 2005, the negative effect of certain cash flow hedge derivatives that expired in August 2006, and increased non-interest expense.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2006. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2006.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2006. New interest earning asset and interest bearing liability originations and rate spreads are estimated utilizing Valley’s actual originations during the fourth quarter of 2006. The model utilizes an immediate parallel change in the market interest rates at December 31, 2006. The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At December 31, 2006
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$18,363	4.85%
+1.00	9,481	2.50
(1.00)	(12,412)	(3.28)
(2.00)	(23,876)	(6.30)

Convexity is a measure of how the duration of a bond changes as the market interest rate changes. Potential movements in the convexity of bonds held in Valley’s investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

Valley’s net interest income is affected by changes in interest rates and cash flows from its loan and investment portfolios. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest income, while prudently structuring the balance sheet to manage changes in interest rates. In the current interest rate environment, short-term rates have escalated while long-term rates remained low causing an inverted or flat yield curve and net interest margin pressure as deposits and short-term borrowings reprice at higher interest rates faster than loans and investments.

The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2006. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2006.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2007	2008	2009	2010	2011	Thereafter	Total Balance	Fair Value
		(in thousands)
Interest sensitive assets:
Interest bearing deposits	6.17%	$7,795	$—	$—	$—	$—	$—	$7,795	$7,795
Federal funds sold	5.28	175,000	—	—	—	—	—	175,000	175,000
Investment securities held to maturity	5.47	118,504	51,510	48,776	64,553	48,966	776,576	1,108,885	1,090,883
Investment securities available for sale	4.87	306,702	235,353	186,759	163,396	165,346	712,425	1,769,981	1,769,981
Trading securities	—	4,655	—	—	—	—	—	4,655	4,655
Loans held for sale	—	4,674	—	—	—	—	—	4,674	4,674
Loans:
Commercial	7.73	1,033,979	154,925	116,237	62,725	28,096	70,900	1,466,862	1,469,652
Mortgage	5.80	1,079,965	790,574	549,407	435,681	371,889	1,714,325	4,941,841	4,764,744
Consumer	6.63	1,077,323	361,902	214,378	117,499	55,415	96,465	1,922,982	2,076,808

Total interest sensitive assets	5.91	$3,808,597	$1,594,264	$1,115,557	$843,854	$669,712	$3,370,691	$11,402,675	$11,364,192

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	2.16	$1,164,473	$700,956	$700,956	$331,807	$165,904	$497,711	$3,561,807	$3,561,807
Time	4.47	2,237,218	361,272	134,290	30,930	133,143	32,754	2,929,607	2,945,384
Short-term borrowings	4.27	362,615	—	—	—	—	—	362,615	352,904
Long-term borrowings	4.58	625,484	423,343	329,044	328,041	333,056	445,946	2,484,914	2,443,467

Total interest sensitive liabilities	3.61	$4,389,790	$1,485,571	$1,164,290	$690,778	$632,103	$976,411	$9,338,943	$9,303,562

Interest sensitivity gap		$(581,193)	$108,693	$(48,733)	$153,076	$37,609	$2,394,280	$2,063,732	$2,060,630

Ratio of interest sensitive assets to interest sensitive liabilities		0.87:1	1.07:1	0.96:1	1.22:1	1.06:1	3.45:1	1.22:1	1.22:1

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

The total gap re-pricing within one year as of December 31, 2006 was negative $581.2 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.87:1, as compared to a positive gap of $331.7 million for the same period as of December 31, 2005, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.08:1. The primary reason for the change in Valley’s gap position over the last twelve months is a decrease in prepayment speeds for residential mortgage loans and investment securities coupled with a shift to short-term time deposits from higher costing municipal deposits during 2006.

Management does not view the negative one year gap position as of December 31, 2006 as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Valley maintains a level of liquid funds through asset/liability management to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale and loans held for sale. Liquid assets totaled approximately $2.2 billion and $2.3 billion at December 31, 2006 and 2005, respectively, representing 19.5 percent and 20.6 percent of earning assets, and 18.0 percent and 18.9 percent of total assets at December 31, 2006 and 2005, respectively.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Loan principal payments and prepayments are projected to be approximately $3.2 billion over the next twelve months.* In 2006, proceeds from the sales of investment securities available for sale totaled $129.8 million and proceeds of $532.8 million were generated from maturities, redemptions and prepayments of investments. Purchases of investment securities in 2006 were $279.0 million primarily to replace pledged securities that have matured in the year. Liquidity could also be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios.

On the liability side, the primary source of funds available to meet liquidity needs is Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit. Core deposits averaged approximately $7.3 billion for the years ended December 31, 2006 and 2005, representing 63.5 percent and 66.6 percent of average earning assets at December 31, 2006 and 2005, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to balance its net interest margin. Brokered certificates of deposit totaled $117.9 million at December 31, 2006 and $63.1 million at December 31, 2005. Borrowings through federal funds lines, repurchase agreements, FHLB advances and large dollar certificates of deposit, generally those over $100 thousand, are also used as funding sources.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2006. These certificates of deposit are generated primarily from core deposit customers.

(in thousands)
Less than three months	$854,507
Three to six months	134,105
Six to twelve months	95,354
More than twelve months	250,650

$1,334,616

Valley has access to a variety of borrowing sources and uses both short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased by $220.0 million to $362.6 million at December 31, 2006 compared to $582.6 million at December 31, 2005 primarily due to the payment of all FHLB advances due in one year or less coupled with no outstanding federal funds purchased (see Note 11 to the consolidated financial statements). At December 31, 2006, all short-term repos represent customer deposit balances being swept into this vehicle every night.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$337,819	$256,963	$207,842
Maximum outstanding at any month-end during the period	386,897	291,427	264,067
Balance outstanding at end of period	355,823	289,970	227,654
Weighted average interest rate during the period	4.12%	2.34%	1.04%
Weighted average interest rate at the end of the period	4.29%	2.07%	0.95%

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from VNB along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of VNB. In addition, Valley may repurchase its outstanding common stock as authorized by its Board of Directors under Valley’s two previously announced repurchase plans.* The cash required for these purchases of shares have previously been met by using Valley’s own funds, dividends received from VNB, as well as borrowed funds.

Investment Securities

The amortized cost of securities held to maturity at December 31, 2006, 2005 and 2004 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	2006	2005	2004
	(in thousands)
U.S. Treasury securities and other government agencies.	$10,009	$10,019	$10,030
Obligations of states and political subdivisions	233,592	229,474	250,149
Mortgage-backed securities	342,798	399,521	492,416
Corporate and other debt securities	423,016	491,912	466,084

Total debt securities	1,009,415	1,130,926	1,218,679
FRB & FHLB stock	99,470	98,264	73,659

Total investment securities held to maturity	$1,108,885	$1,229,190	$1,292,338

The fair value of securities available for sale at December 31, 2006, 2005 and 2004 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	2006	2005	2004
	(in thousands)
U.S. Treasury securities and other government agencies	$400,781	$363,723	$311,697
Obligations of states and political subdivisions	47,852	73,133	87,789
Mortgage-backed securities	1,256,637	1,534,992	1,456,552
Corporate and other debt securities	26,968	32,076	1,184

Total debt securities	1,732,238	2,003,924	1,857,222
Equity securities	37,743	34,970	26,507

Total investment securities available for sale	$1,769,981	$2,038,894	$1,883,729

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2006

	U.S. Treasury Securities and Other Government Agencies		Obligations of States and Political Subdivisions		Mortgage- Backed Securities (5)		Corporate and Other Debt Securities		Total (4)
	Amortized Cost (1)	Yield (2)	Amortized Cost (1)	Yield (2) (3)	Amortized Cost (1)	Yield (2)	Amortized Cost (1)	Yield (2)	Amortized Cost(1)	Yield (2)
	($ in thousands)
0-1 year	$10,009	2.89%	$45,586	3.76%	$87	7.05%	$10,000	—%	$65,682	3.06%
1-5 years	—	—	31,219	3.99	889	7.65	537	6.23	32,645	4.13
5-10 years	—	—	85,896	4.17	196	8.48	17,981	5.28	104,073	4.37
Over 10 years	—	—	70,891	4.13	341,626	4.52	394,498	7.34	807,015	5.86

Total securities	$10,009	2.89%	$233,592	4.05%	$342,798	4.53%	$423,016	7.08%	$1,009,415	5.47%

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2006

	U.S. Treasury Securities and Other Government Agencies		Obligations of States and Political Subdivisions		Mortgage- Backed Securities (5)		Corporate and Other Debt Securities		Total (4)
	Fair Value	Yield (2)	Fair Value	Yield (2) (3)	Fair Value	Yield (2)	Fair Value	Yield (2)	Fair Value	Yield (2)
	($ in thousands)
0-1 year	$48,921	3.51%	$848	6.94%	$457	6.70%	$2,022	4.18%	$52,248	3.62%
1-5 years	151,260	3.78	39,100	7.28	19,711	7.61	1,032	7.43	211,103	4.80
5-10 years	80,915	4.94	3,470	8.26	22,247	6.03	10,922	6.04	117,554	5.35
Over 10 years	119,685	5.08	4,434	6.85	1,214,222	4.85	12,992	6.46	1,351,333	4.89

Total securities	$400,781	4.37%	$47,852	7.31%	$1,256,637	4.91%	$26,968	6.16%	$1,732,238	4.87%

(1)	Amortized costs are stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

Valley’s investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, corporate bonds, equity and other securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for securities issued by United States government agencies, which includes the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

As of December 31, 2006, Valley’s held to maturity investment portfolio included approximately $263.7 million in trust preferred securities issued by other financial institutions that are currently callable or contain call option provisions that begin during the first and second quarters of 2007. The call options are continuous after the call date and the likelihood of the issuer exercising the call option is dependent on a variety of factors. These factors include the issuers’ need for capital, the level of interest rates, the ability to obtain financing through new debt instruments available in the market, any premium that may be payable to the trust preferred security holders and the potential write-off of unamortized issuance costs. The majority of these trust preferred securities have call premiums equal to three to four percent of the outstanding balance. If all the trust preferred securities were called during the six months ended June 30, 2007, Valley could incur losses on securities transactions, net of tax, totaling approximately $4.4 million in that period.* Valley cannot determine the likelihood of how many of these securities will be called before their stated maturity dates.

At December 31, 2006, Valley had $342.8 million of mortgage-backed securities classified as held to maturity and $1.3 billion of mortgage-backed securities classified as available for sale. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, in accordance with its investment policies. Management seeks out investment securities with an attractive spread over Valley’s cost of funds while limiting the extension risk of its assets. See “Liquidity” section included in this MD&A for discussion of 2006 investment portfolio growth.

The mortgage-backed securities portfolio included $301.7 million of collateralized mortgage obligations, of which $26.2 million were privately issued, at December 31, 2006. Collateralized mortgage obligation’s had a yield of 4.76 percent and an unrealized loss of $9.6 million at December 31, 2006.

As of December 31, 2006, Valley had $1.8 billion of securities available for sale, a decrease of $268.9 million from December 31, 2005. As of December 31, 2006, the investment securities available for sale had a net unrealized loss of $19.0 million, net of deferred taxes, compared to a net unrealized loss of $22.3 million, net of deferred taxes, at December 31, 2005. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis.

During the third quarter of 2006, management performed a comprehensive review of the securities available for sale portfolio. The specific goals of this review were to consider rebalancing the portfolio to position for a change in the economic cycle and to realign Valley’s securities duration target to minimize market price risk. As a result, management determined that approximately $132.0 million of low yielding mortgage-backed securities would be sold during the fourth quarter of 2006, which required Valley to recognize a $4.7 million impairment loss on these securities in the third quarter. The selection of securities to be sold was based upon their low yield, size, composition of the underlying pool assets, historical prepayment speeds, and duration profiles. Management feels that these securities were particularly susceptible to significant average life extension risk and that reinvestment of these funds in investment securities with higher coupon rates will help shorten the duration of Valley’s portfolio and provide a better total return in the future.

As of December 31, 2006 and 2005, Valley had a total of $4.7 million and $4.2 million, respectively, in trading account securities. The trading securities portfolio is utilized to facilitate purchases for customers of VNB’s broker-dealer subsidiary.

Loan Portfolio

As of December 31, 2006, total loans were $8.3 billion compared to $8.1 billion at December 31, 2005, an increase of $202 million or 2.5 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2006:

LOAN PORTFOLIO

	At December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Commercial	$1,466,862	$1,449,919	$1,259,997	$1,181,399	$1,113,962

Total Commercial loans	1,466,862	1,449,919	1,259,997	1,181,399	1,113,962

Construction	526,318	471,560	368,120	222,748	200,896
Residential mortgage	2,106,306	2,083,004	1,853,408	1,594,392	1,387,208
Commercial mortgage	2,309,217	2,234,950	1,745,155	1,553,037	1,515,095

Total mortgage loans	4,941,841	4,789,514	3,966,683	3,370,177	3,103,199

Home Equity	571,138	565,960	517,325	476,149	451,543
Credit card	8,764	9,044	9,691	10,722	11,544
Automobile	1,238,145	1,221,525	1,079,050	1,013,938	932,672
Other consumer	104,935	94,495	99,412	114,304	107,239

Total consumer loans	1,922,982	1,891,024	1,705,478	1,615,113	1,502,998

Total loans (1)	$8,331,685	$8,130,457	$6,932,158	$6,166,689	$5,720,159

As a percent of total loans:
Commercial loans	17.6%	17.8%	18.2%	19.2%	19.5%
Mortgage Loans	59.3	58.9	57.2	54.6	54.2
Consumer loans	23.1	23.3	24.6	26.2	26.3

Total	100.00%	100.0%	100.00%	100.00%	100.00%

(1)	Total loans are net unearned discount and deferred loan fees totaling $5.1 million, $6.3 million, $6.6 million, $5.9 million, and $6.4 million at December 31, 2006, 2005, 2004, 2003 and 2002 respectively.

Commercial loans increased $16.9 million or 1.2 percent in 2006 due to a combination of increases in draw downs on new and existing commercial lines of credit and new commercial loans, net of large payoff activity during the year. Also, Valley chose to allow $50 million in performing commercial credits to leave the bank during the third quarter. This decision was based upon the concern as to how these credits might perform in a weaker economy.

The largest increase in loans for 2006 was from the mortgage loans comprised of construction, residential and commercial mortgage loans. Construction mortgage loans increased $54.8 million, or 11.6 percent in 2006 over last year due to a greater volume of draw downs on existing construction lines and newly originated construction loans. Residential mortgage loans increased only $23.3 million in 2006 over last year partially due to a slow down in demand and an increasingly competitive marketplace. Valley continues to see more competition from non-traditional mortgage markets, such as high loan to value ratio and negative amortization loan products. Valley’s non-participation in this segment of the real estate market has and may continue to adversely impact its market share and portfolio growth, however management believes this strategy will help Valley avoid possible negative consequences of a stressed real estate market. Commercial mortgage loans increased $74.3 million, or 3.3 percent during 2006 mainly due to an increase in loans through new and existing business development, net of a large amount of payoffs.

Automobile loans during 2006 increased by $16.6 million or 1.4 percent. The increase during 2006 is primarily the result of Valley’s continued market presence through its indirect dealer program. Competition from other lenders and the decline in automobile sales in conjunction with substantial normal pay down activity kept the volume of net new loans lower than it has historically been.

Much of Valley’s lending is in northern and central New Jersey and New York City, with the exception of the out-of-state auto loan portfolio, SBA loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.* As a result of Valley’s lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2006:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial—fixed rate	$361,025	$126,391	$24,755	$512,171
Commercial—adjustable rate	672,954	235,592	46,145	954,691
Construction—fixed rate	9,449	11,201	—	20,650
Construction—adjustable rate	298,331	207,337	—	505,668

	$1,341,759	$580,521	$70,900	$1,993,180

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, Valley generally conducts a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

VNB is a preferred SBA lender with authority to make loans without the prior approval of the SBA. VNB currently has approval to make SBA loans nationwide, however, management focuses primarily on lending in New Jersey, New York and Pennsylvania. Generally, between 75 percent and 85 percent of each loan is guaranteed by the SBA and is typically sold into the secondary market, with the balance retained in VNB’s portfolio. VNB is committed to this area of lending because it provides a good source of fee income and loans with floating interest rates tied to the prime lending rate.* This program can expand or contract based upon guidelines and availability of lending established by the SBA.

During 2006 and 2005, VNB originated approximately $14.9 million and $36.9 million of SBA loans, respectively, and sold $10.0 million and $17.2 million, respectively. At December 31, 2006 and 2005, $52.0 million and $55.2 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $75.0 million and $87.7 million, respectively, of SBA loans.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which mainly represent automobiles. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Levels of non-performing assets remain relatively low as a percentage of the total loan portfolio as shown in the following table.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated, in conjunction with asset quality ratios for Valley:

LOAN QUALITY

	At December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$3,775	$4,442	$2,870	$2,792	$4,931

Non-accrual loans	27,244	25,794	30,274	22,338	21,524
Other real estate owned	779	2,023	480	797	43
Other repossessed assets	844	608	861	828	749

Total non-performing assets	$28,867	$28,425	$31,615	$23,963	$22,316

Troubled debt restructured loans	$—	$—	$—	$—	$—
Total non-performing loans as a % of loans	0.33%	0.32%	0.44%	0.36%	0.38%
Total non-performing assets as a % of loans	0.35%	0.35%	0.46%	0.39%	0.39%
Allowance for loan losses as a % of non-performing loans	274.25%	291.49%	217.01%	289.42%	297.75%

Non-accrual loans have ranged from a low of $21.5 million to $30.3 million over the last five years. Valley’s non-accrual experience as a percentage of total loans indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $498 thousand, $21 thousand and $844 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from $2.8 million to $4.9 million for the last five years. Valley cannot predict that this current low level of past dues will continue. These loans represent most loan types and are generally well secured and in the process of collection.

Total loans past due in excess of 30 days were 0.84 percent of all loans at December 31, 2006 compared to 0.89 percent at December 31, 2005. Valley cannot guarantee that this current low level of past due loans in excess of 30 days will continue.

Other real estate owned decreased $1.2 million to $779 thousand in 2006 compared with 2005 primarily due to the sale of four real estate properties during 2006.

Although substantially all risk elements at December 31, 2006 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $7.3 million and $8.1 million in potential problem loans at December 31, 2006 and 2005, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Valley’s decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $7.3 million in potential problem loans as of December 31, 2006, approximately $1.0 million is considered at risk after collateral values and guarantees are taken into consideration.* There can be no assurance that Valley has identified all of its potential problem loans.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley’s business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Valley’s loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 59 percent of total loans at December 31, 2006. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured by 1-4 family properties generally located in counties where Valley has a branch presence and counties contiguous thereto (including Pennsylvania). Valley does provide mortgage loans secured by homes beyond this primary geographic area, however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on FNMA and FHLMC guidance are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2006 was 61.21 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 743.

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

The following table sets forth the relationship among loans, loans charged-off and loan recoveries, the provision for loan losses and the allowance for loan losses for the past five years:

	Years ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Average loans outstanding	$8,262,739	$7,637,973	$6,541,993	$6,056,439	$5,489,344

Beginning balance—Allowance for loan losses	$75,188	$65,699	$64,650	$64,087	$63,803

Loans charged-off:
Commercial	6,078	1,921	6,551	4,905	10,570
Construction	—	—	—	—	504
Mortgage—Commercial	448	307	212	409	525
Mortgage—Residential	644	108	117	244	233
Consumer	4,918	5,265	6,258	6,089	6,682

	12,088	7,601	13,138	11,647	18,514

Charged-off loans recovered:
Commercial	528	1,474	3,394	2,012	1,905
Construction	—	—	—	—	—
Mortgage—Commercial	181	129	237	379	1,014
Mortgage—Residential	54	130	51	135	43
Consumer	1,585	1,765	2,502	2,339	2,192

	2,348	3,498	6,184	4,865	5,154

Net charge-offs	9,740	4,103	6,954	6,782	13,360
Provision for loan losses	9,270	4,340	8,003	7,345	13,644
Additions from acquisitions	—	9,252	—	—	—

Ending balance—Allowance for loan losses	$74,718	$75,188	$65,699	$64,650	$64,087

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.05%	0.11%	0.11%	0.24
Allowance for loan losses as a % of loans	0.90%	0.92%	0.95%	1.05%	1.12

Management maintains the allowance for loan losses at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. VNB’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such unallocated allowance includes management’s evaluation of local and national economic and business conditions, portfolio concentrations, credit quality and delinquency trends. The unallocated portion of the allowance reflects management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. Net charge-off levels have remained relatively low in the last five years, ranging from a high of 0.24 percent of average loans in 2002 to a low of 0.05 percent seen in 2005. There can be no guarantee that these low levels will continue into 2007 as credit cycles can vary from year to year base on the economic climate in Valley’s primary market areas.

The provision for loan losses was $9.3 million in 2006 compared to $4.3 million in 2005. The $4.9 million increase was based upon the results of management’s quarterly analyses of the allowance for loan losses, including allowance allocations resulting from a $201.2 million increase in total loans during 2006.

The following table summarizes the allocation of the allowance for loan losses to specific loan categories for the past five years:

	Years ended December 31,
	2006		2005		2004		2003		2002
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial	$31,888	17.6%	$34,828	17.8%	$29,166	18.2%	$27,462	19.2%	$20,859	19.5%
Mortgage	27,942	59.3	28,200	58.9	23,033	57.2	16,748	54.6	15,657	54.2
Consumer	8,189	23.1	8,174	23.3	7,884	24.6	9,897	26.2	9,337	26.3
Unallocated	6,699	N/A	3,986	N/A	5,616	N/A	10,543	N/A	18,234	N/A

	$74,718	100.0%	$75,188	100.0%	$65,699	100.0%	$64,650	100.0%	$64,087	100.0%

At December 31, 2006, the allowance for loan losses amounted to $74.7 million or 0.90 percent of loans, as compared to $75.2 million or 0.92 percent at December 31, 2005. The allowance was adjusted by provisions charged against income and loans charged-off, net of recoveries. Net loan charge-offs were $9.7 million for the year ended December 31, 2006 compared with $4.1 million for the year ended December 31, 2005. The ratio of net charge-offs to average loans was 0.12 percent and 0.05 percent for years ended December 31, 2006 and 2005, respectively.

Management believes that the unallocated allowance is appropriate given the economic climate, the size of the loan portfolio and delinquency trends at December 31, 2006.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $20.1 million and $5.1 million, respectively, at December 31, 2006 and $16.8 million and $9.0 million, respectively, at December 31, 2005. The average balance of impaired loans during 2006, 2005 and 2004 was approximately $20.7 million, $20.1 million and $14.6 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.2 million for 2006, $1.4 million for 2005, and $479 thousand for 2004. No interest was collected on these impaired loans during these periods.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2006, shareholders’ equity totaled $949.6 million compared with $931.9 million at year-end 2005, representing 7.7 percent and 7.5 percent of total assets, respectively. The increase in total shareholders’ equity for 2006 was the result of net income of $163.7 million, offset by dividends paid to shareholders and an increase in the accumulated other comprehensive loss.

Included in shareholders’ equity as a component of the accumulated other comprehensive loss at December 31, 2006 was a $19.0 million unrealized loss on investment securities available for sale, net of deferred tax, compared with an unrealized loss of $22.3 million, net of deferred tax at December 31, 2005. Due to the adoption of Statement of Financial Accounting Standards No. 158 on December 31, 2006, the accumulated other comprehensive loss also includes an increase of $11.9 million representing the unfunded portion of Valley’s various pension obligations.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.5 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors previously authorized the repurchase of up to 2.9 million shares of Valley’s outstanding common stock on May 14, 2003. As of December 31, 2006, Valley had repurchased approximately 1.9 million shares of its common stock under the 2003 publicly announced program at an average cost of $25.55 per share. Valley’s Board of Directors had also previously authorized the repurchase of up to approximately 12.2 million shares of Valley’s outstanding common stock on August 21, 2001. Valley repurchased the last 22 thousand shares available under the 2001 program during 2006.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, VNB’s subordinated borrowing (see Note 11 of the consolidated financial statements for additional information) and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of trust preferred securities through VNB Capital Trust I. These securities are callable for early redemption through their scheduled maturity date in 2031 and 100 percent qualify as Tier 1 capital, within regulatory limitations. Including these securities, Valley’s capital position at December 31, 2006 under risk-based capital guidelines was $982.1 million, or 10.6 percent of risk-weighted assets for Tier 1 capital and $1.2 billion or 12.4 percent for total risk-based capital. The comparable ratios at December 31, 2005 were 10.3 percent for Tier 1 capital and 12.2 percent for Total risk-based capital. At December 31, 2006 and 2005, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.1 percent and 7.8 percent, respectively. VNB’s ratios at December 31, 2006 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. In March 2005, the Federal Reserve Board issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 Capital for regulatory capital purposes, subject to stricter quantitative limits of 25% to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The new quantitative limits will become effective on March 31, 2009. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Total capital, subject to restrictions. As of December 31, 2006 and 2005, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. See Note 12 of the consolidated financial statements for additional information.

Book value per common share amounted to $8.23 at December 31, 2006 compared with $7.97 per common share at December 31, 2005.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share, was 39.3 percent at December 31, 2006, compared to approximately 42.0 percent at December 31, 2005. Cash dividends declared amounted to $0.85 per common share, equivalent to a dividend payout ratio of 60.7 percent for 2006, compared to approximately 58.0 percent for 2005. The current quarterly dividend rate of $0.215 per common share provides for an annual rate of $0.86 per common share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.*

Off-Balance Sheet Arrangements

Contractual Obligations.    In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12 and 15 of the consolidated financial statements.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2006:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposit	$2,237,218	$495,562	$164,073	$32,754	$2,929,607
Long-term borrowings	523,500	170,613	259,000	1,531,801	2,484,914
Operating leases	10,096	18,032	14,749	33,019	75,896
Capital expenditures	25,120	—	—	—	25,120

Total	$2,795,934	$684,207	$437,822	$1,597,574	$5,515,537

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

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2006:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,307,508	$156,754	$17,488	$76,925	$1,558,675
Home equity and other revolving lines of credit	623,017	—	—	—	623,017
Outstanding commercial mortgage loan commitments	200,798	154,163	4,255	—	359,216
Standby letters of credit	154,486	40,883	3,229	7,611	206,209
Outstanding residential mortgage loan commitments	79,581	—	—	—	79,581
Commitments under unused lines of credit—credit card	23,146	21,443	—	—	44,589
Commercial letters of credit	15,553	—	—	—	15,553
Commitments to sell loans	5,250	—	—	—	5,250
Commitments to fund civic and community investments	—	905	—	—	905
Other	8,221	2,315	174	—	10,710

Total	$2,417,560	$376,463	$25,146	$84,536	$2,903,705

Included in the other commitments are projected earn-outs of $1.7 million that are scheduled to be paid over a five year period in conjunction with various acquisitions made by Valley.* These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for contractual communication and technology costs.

Derivative Financial Instruments.    Use of derivative financial instruments is one of several ways in which Valley can manage its interest rate risk. In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Valley has used certain derivative instruments, principally interest rate swaps, as part of its asset/liability management practices to adjust the interest rate sensitivity of its loan portfolio and overall balance sheet.

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2006 and 2005, the fair value hedge had a fair value of $22 thousand and $253 thousand, respectively, included in other liabilities on the consolidated statements of financial condition.

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

At December 31, 2005, the statement of comprehensive income included unrealized losses of $1.8 million, net of related income taxes of $1.2 million for derivatives designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments are received on the applicable variable rate loans. For the years ended December 31, 2006, 2005 and 2004, an unrealized loss of $3.2 million, an unrealized loss of $702 thousand and a unrealized gain of $1.6 million, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the years ended December 31, 2006, 2005, and 2004. See Note 1 and Note 15 to the consolidated financial statements for further analysis.

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

Results of Operations—2005 Compared to 2004

Net income was $163.4 million or $1.42 per diluted share, return on average assets was 1.39 percent and return on average shareholders’ equity was 19.17 percent for 2005. This compares with net income of $154.4 million or $1.41 per diluted share in 2004, return on average assets of 1.51 percent and return on average shareholders’ equity of 22.77 percent in 2004.

The loan portfolio grew year over year by approximately 17.3 percent and deposits increased almost 14.0 percent. During 2005, Valley acquired $688 million of loans and $894 million of deposits from Shrewsbury Bancorp and NorCrown Bank.

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

Average loans increased $1.1 billion or 16.8 percent for the year ended December 31, 2005, while average taxable investments increased $259.1 million or 9.4 percent over the same period in 2004. Interest income on loans increased $90.5 million for the year ended December 31, 2005 compared with the same period in 2004 due to an increase in average interest rates on loans to 6.04 percent in 2005 from 5.67 percent in 2004 and the increase in average loans. Interest on taxable investments increased $13.9 million for the twelve months in 2005 over the same period in 2004 mainly due to the increase in interest rates of 4 basis points to 5.00 percent in 2005, but also from an increase in average investments.

Average interest bearing liabilities for 2005 increased $1.2 billion or 15.2 percent from 2004. Average savings, NOW and money market deposits increased $576.2 million or 16.7 percent and provided a low cost source of funding even though the average interest rate increased to 1.38 percent in 2005 from 0.67 percent in 2004. The increase in deposits was attributed to the Shrewsbury Bancorp and NorCrown Bank acquisitions during the year, an increase in municipal deposits and an increase in money market deposits. Average time deposits increased $142.5 million during 2005 or 6.5 percent from 2004. Average short-term borrowings increased $164.9 million or 41.1 percent over 2004 balances. Average long-term borrowings increased $295.6 million or 17.0 percent and include mostly FHLB advances and securities sold under agreements to repurchase. The increase in short-term and long-term borrowings is used as an alternative to deposits and is evaluated based upon need, cost and term. During 2005, deposits lagged loan and investment growth also causing the need for alternative funding sources.

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

Non-interest expense totaled $237.6 million for the year ended December 31, 2005, an increase of $17.5 million or 8.0 percent from 2004, mainly due to increases in salary expense, employee benefit expense, occupancy expense, telephone, stationery, professional fees and other services. Valley incurred additional expenses due to the recent acquisitions of Shrewsbury Bancorp and NorCrown Bank and to support expanded branch hours of operations as well as costs related to new business development and the implementation of regulatory compliance programs. The largest components of non-interest expense were salary and employee benefit expense which totaled $132.2 million in 2005 compared with $123.8 million in 2004, an increase of $8.4 million or 6.8 percent. Net occupancy and equipment expense increased $5.3 million or 14.6 percent during 2005 in comparison to 2004 largely due to the Shrewsbury Bancorp and NorCrown Bank acquisitions, business expansion such as new and refurbished branches, increased depreciation charges in connection with investments in technology and facilities.

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

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(in thousands except for share data)
Assets
Cash and due from banks	$236,354	$246,119
Interest bearing deposits with banks	7,795	13,926
Federal funds sold	175,000	—
Investment securities:
Held to maturity, fair value of $1,090,883 and $1,218,081 in 2006 and 2005, respectively (Notes 3 and 11)	1,108,885	1,229,190
Available for sale (Notes 4 and 11)	1,769,981	2,038,894
Trading securities	4,655	4,208

Total investment securities	2,883,521	3,272,292

Loans held for sale	4,674	3,497
Loans (Notes 5 and 11)	8,331,685	8,130,457
Less: Allowance for loan losses (Note 6)	(74,718)	(75,188)

Net loans	8,256,967	8,055,269

Premises and equipment, net (Note 7)	209,397	182,739
Bank owned life insurance	189,157	182,789
Accrued interest receivable	63,356	57,280
Due from customers on acceptances outstanding	9,798	11,314
Goodwill (Note 9)	181,497	179,898
Other intangible assets, net (Notes 8 and 9)	29,858	37,456
Other assets	147,653	193,523

Total assets	$12,395,027	$12,436,102

Liabilities
Deposits:
Non-interest bearing	$1,996,237	$2,048,218
Interest bearing:
Savings, NOW and money market	3,561,807	4,026,249
Time (Note 10)	2,929,607	2,495,534

Total deposits	8,487,651	8,570,001

Short-term borrowings (Note 11)	362,615	582,575
Long-term borrowings (Notes 11 and 12)	2,484,914	2,245,570
Bank acceptances outstanding	9,798	11,314
Accrued expenses and other liabilities (Notes 13 and 14)	100,459	94,732

Total liabilities	11,445,437	11,504,192

Commitments and contingencies (Note 15)
Shareholders’ Equity (Notes 1, 2, 13, 14, and 16)
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 173,139,309 shares; issued 116,890,623 shares in 2006 and 116,985,373 shares in 2005	41,212	39,302
Surplus	881,022	741,456
Retained earnings	97,639	177,332
Accumulated other comprehensive loss	(30,873)	(24,036)
Treasury stock, at cost (1,533,355 common shares in 2006 and 92,320 common shares in 2005)	(39,410)	(2,144)

Total shareholders’ equity	949,590	931,910

Total liabilities and shareholders’ equity	$12,395,027	$12,436,102

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
	(in thousands, except for share data)
Interest Income
Interest and fees on loans (Note 5)	$544,440	$461,443	$370,921
Interest and dividends on investment securities:
Taxable	140,979	145,266	134,274
Tax-exempt	11,886	12,331	11,587
Dividends	5,896	4,800	1,848
Interest on federal funds sold and other short-term investments	4,170	1,244	296

Total interest income	707,371	625,084	518,926

Interest Expense
Interest on deposits:
Savings, NOW and money market	75,822	55,456	23,115
Time (Note 10)	112,654	67,601	46,832
Interest on short-term borrowings (Note 11)	18,211	16,516	5,258
Interest on long-term borrowings (Notes 11 and 12)	109,563	87,086	71,402

Total interest expense	316,250	226,659	146,607

Net Interest Income	391,121	398,425	372,319
Provision for loan losses (Note 6)	9,270	4,340	8,003

Net Interest Income after Provision for Loan Losses	381,851	394,085	364,316

Non-Interest Income
Trust and investment services	7,108	6,487	6,023
Insurance premiums	11,074	11,719	13,982
Service charges on deposit accounts	23,242	22,382	20,242
(Losses) gains on securities transactions, net (Note 4)	(5,464)	(461)	6,475
Gains on trading securities, net	1,208	1,717	2,409
Fees from loan servicing (Note 8)	5,970	7,011	8,010
Gains on sales of loans, net	1,516	2,108	3,039
Bank owned life insurance	8,171	7,053	6,199
Other	19,239	15,717	17,943

Total non-interest income	72,064	73,733	84,322

Non-Interest Expense
Salary expense (Note 13)	109,775	105,988	99,325
Employee benefit expense (Note 13)	28,592	26,163	24,465
Net occupancy and equipment expense (Notes 7 and 15)	46,078	41,694	36,368
Amortization of other intangible assets (Note 9)	8,687	8,797	8,964
Professional and legal fees	8,878	9,378	6,388
Advertising	8,469	7,535	7,974
Other	39,861	38,036	36,559

Total non-interest expense	250,340	237,591	220,043

Income Before Income Taxes	203,575	230,227	228,595
Income tax expense (Note 14)	39,884	66,778	74,197

Net Income	$163,691	$163,449	$154,398

Earnings Per Common Share:
Basic	$1.40	$1.43	$1.42
Diluted	1.40	1.42	1.41
Cash Dividends Declared Per Common Share	0.85	0.83	0.81
Weighted Average Number of Common Shares Outstanding:
Basic	116,542,296	114,396,427	108,785,069
Diluted	117,017,758	114,819,259	109,344,515

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(in thousands)
Balance—December 31, 2003	108,713	$33,304	$318,599	$288,313	$(259)	$20,531	$(7,699)	$652,789
Comprehensive income:
Net income	—	—	—	154,398	—	—	—	154,398
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $7,572	—	—	—	—	—	(12,788)	—	—
Less reclassification adjustment for gains included in net income, net of tax of $2,428	—	—	—	—	—	(4,047)	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $401	—	—	—	—	—	581	—	—

Less reclassification adjustment for gains included in net income, net of tax $636	—	—	—	—	—	(922)	—	—

Other comprehensive losses	—	—	—	—	—	(17,176)	—	(17,176)

Total comprehensive income	—	—	—	—	—	—	—	137,222
Cash dividends declared	—	—	—	(87,805)	—	—	—	(87,805)
Effect of stock incentive plan, net	321	(22)	(902)	(1,912)	—	—	7,991	5,155
Stock dividend	—	1,648	118,668	(120,563)	—	—	49	(198)
Allocation of employee benefit plan shares	—	—	—	—	171	—	—	171
Fair value of stock options granted	—	—	966	—	—	—	—	966
Tax benefit from exercise of stock options	—	—	328	—	—	—	—	328
Purchase of treasury stock	(46)	—	—	—	—	—	(1,030)	(1,030)

Balance—December 31, 2004	108,988	34,930	437,659	232,431	(88)	3,355	(689)	707,598
Comprehensive income:
Net income	—	—	—	163,449	—	—	—	163,449
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $15,997	—	—	—	—	—	(26,224)	—	—
Plus reclassification adjustment for losses included in net income, net of tax of $196	—	—	—	—	—	265	—	—
Net change in unrealized gains and losses on derivatives net of tax benefit of $1,913	—	—	—	—	—	(2,769)	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $923	—	—	—	—	—	1,337	—	—

Other comprehensive losses	—	—	—	—	—	(27,391)	—	(27,391)

Total comprehensive income	—	—	—	—	—	—	—	136,058
Cash dividends declared	—	—	—	(95,104)	—	—	—	(95,104)
Effect of stock incentive plan, net	275	7	1,074	(438)	—	—	4,707	5,350
Stock dividend	—	1,806	121,037	(123,006)	—	—	—	(163)
Acquisitions	7,909	2,559	180,469	—	—	—	—	183,028
Allocation of employee benefit plan shares	—	—	—	—	88	—	—	88
Fair value of stock options granted	—	—	1,175	—	—	—	—	1,175
Tax benefit from exercise of stock options	—	—	42	—	—	—	—	42
Purchase of treasury stock	(279)	—	—	—	—	—	(6,162)	(6,162)

Balance—December 31, 2005	116,893	$39,302	$741,456	$177,332	$—	$(24,036)	$(2,144)	$931,910

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Common Stock		Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(in thousands)
Balance—December 31, 2005	116,893	$39,302	$741,456	$177,332	$—	$(24,036)	$(2,144)	$931,910
Comprehensive income:
Net income	—	—	—	163,691	—	—	—	163,691
Other comprehensive losses, net of tax:
Net actuarial loss, net of tax benefit of $5,042	—	—	—	—	—	(7,016)	—	—
Prior service cost, net of tax benefit of $3,469	—	—	—	—	—	(4,850)	—	—
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $457	—	—	—	—	—	(225)	—	—
Less reclassification adjustment for losses included in net income, net of tax of $1,983	—	—	—	—	—	3,481	—	—
Net change in unrealized gains and losses on derivatives net of tax of $214	—	—	—	—	—	310	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $1,010	—	—	—	—	—	1,463	—	—

Other comprehensive losses	—	—	—	—	—	(6,837)	—	(6,837)

Total comprehensive income	—	—	—	—	—	—	—	156,854
Cash dividends declared	—	—	—	(99,560)	—	—	—	(99,560)
Effect of stock incentive plan, net	332	(37)	(2,444)	(1,833)	—	—	10,503	6,189
Stock dividend	—	1,947	139,829	(141,991)	—	—	—	(215)
Fair value of stock options granted	—	—	2,154	—	—	—	—	2,154
Tax benefit from exercise of stock options	—	—	27	—	—	—	—	27
Purchase of treasury stock	(1,868)	—	—	—	—	—	(47,769)	(47,769)

Balance—December 31, 2006	115,357	$41,212	$881,022	$97,639	$—	$(30,873)	$(39,410)	$949,590

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$163,691	$163,449	$154,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,407	15,278	13,203
Amortization of compensation costs pursuant to long-term stock incentive plans	5,628	3,875	3,247
Provision for loan losses	9,270	4,340	8,003
Net amortization of premiums and accretion of discounts on securities	3,976	4,446	5,205
Amortization of other intangible assets	8,687	8,797	8,964
Net deferred income tax benefit	(17,873)	(12,958)	(14,567)
Tax benefit from exercise of stock options	27	42	328
Losses (gains) on securities transactions, net	5,464	461	(6,475)
Proceeds from sales of loans held for sale	31,503	23,549	56,790
Gains on sales of loans, net	(1,516)	(2,108)	(3,039)
Originations of loans held for sale	(31,164)	(23,448)	(50,188)
Purchases of trading securities	(188,430)	(251,369)	(287,674)
Proceeds from sales of trading securities	187,983	249,675	289,412
(Gains) losses on sales of premises and equipment, net	(3,848)	(25)	6
Net increase in cash surrender value of bank owned life insurance	(8,171)	(7,053)	(6,199)
Net decrease (increase) in accrued interest receivable and other assets	24,714	(1,212)	11,986
Net increase (decrease) in accrued expenses and other liabilities	24,305	(59,671)	(22,952)

Net cash provided by operating activities	230,653	116,068	160,448

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	129,839	71,504	466,916
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	333,848	457,955	931,472
Purchases of investment securities available for sale	(196,762)	(651,860)	(1,479,316)
Purchases of investment securities held to maturity	(82,278)	(140,335)	(267,620)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	198,960	209,922	206,414
Net increase in loans made to customers	(211,675)	(503,477)	(773,676)
Proceeds from sales of premises and equipment	6,099	401	154
Purchases of premises and equipment	(45,090)	(27,643)	(46,001)
Benefits received on bank owned life insurance	1,803	—	—
Cash paid, net of cash and cash equivalents in acquisitions	1,217	93,018	—

Net cash provided by (used in) investing activities	135,961	(490,515)	(961,657)

Cash flows from financing activities:
Net (decrease) increase in deposits	(82,350)	182,458	355,771
Net (decrease) increase in short-term borrowings	(219,960)	65,001	132,985
Advances of long-term borrowings	884,735	800,000	500,000
Repayments of long-term borrowings	(645,391)	(479,290)	(157,051)
Dividends paid to common shareholders	(99,251)	(92,837)	(86,676)
Purchases of common shares to treasury	(47,769)	(6,162)	(1,030)
Common stock issued, net of cancellations	2,476	1,951	2,415

Net cash (used in) provided by financing activities	(207,510)	471,121	746,414

Net increase (decrease) in cash and cash equivalents	159,104	96,674	(54,795)
Cash and cash equivalents at beginning of year	260,045	163,371	218,166

Cash and cash equivalents at end of year	$419,149	$260,045	$163,371

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$304,099	$216,684	$145,066
Cash paid during the year for federal and state income taxes	64,358	90,964	89,092

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp (“Valley”) is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (“VNB”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey and New York City. VNB also lends to borrowers outside its branch network. VNB is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

VNB’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a company that owns and services mortgage loans; a title insurance agency; asset management advisors which are SEC registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer. VNB’s subsidiaries also include real estate investment trust subsidiaries (“REIT”) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by VNB, except the REIT subsidiaries in which VNB is the majority shareholder. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, have issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees.

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

Valley issued a five percent stock dividend on May 22, 2006. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks, and federal funds sold.

VNB is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $25.5 million and $43.5 million at December 31, 2006 and 2005, respectively.

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

Valley periodically evaluates whether any of its investments are other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Valley evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the issuer, including factors such as industry and sector performance, changes in technology, operational and financial cash flow and management’s intent and ability to hold the security until the value recovers.

Loans Held for Sale

Loans held for sale consist of residential mortgage loans and Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair market value using the aggregate method. Loans held for sale are generally sold with mortgage servicing rights retained by Valley. Gains recognized on loan sales are based on the cash proceeds in excess of the assigned value of the loan, as well as the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valley’s lending is primarily in northern and central New Jersey and New York City with the exception of out-of-state auto lending and SBA loans. Valley may also lend outside its primary lending area to accommodate existing customers.

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

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant changes in current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

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

Stock-Based Compensation

Effective January 1, 2006, Valley adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Valley adopted SFAS No. 123R using the modified prospective method, as required for companies that previously adopted the fair-value based method under SFAS No. 123. The modified prospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS No. 123R for all new stock-based awards granted after the effective date and 2) based on the requirements of SFAS No. 123R for the portion of stock-based awards for which the requisite service has not been rendered that are outstanding as of the effective date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of deferred tax and unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of deferred tax; and the unfunded portion of its various employee, officer and director pension plans. Valley reports comprehensive income and its components in the Consolidated Statements of Changes in Shareholders’ Equity.

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Net income (in thousands)	$163,691	$163,449	$154,398

Basic weighted-average number of common shares outstanding	116,542,296	114,396,427	108,785,069
Plus: Common stock equivalents	475,462	422,832	559,446

Diluted weighted-average number of common shares outstanding	117,017,758	114,819,259	109,344,515

Earnings per common share:
Basic	$1.40	$1.43	$1.42
Diluted	$1.40	$1.42	$1.41

At December 31, 2006, 2005 and 2004 there were approximately 1.1 million, 1.2 million and 817 thousand stock options not included as common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, Valley records all derivatives on the balance sheet at fair value.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by Valley. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue is expected to be issued in early 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. Valley will adopt SFAS No. 156 as of January 1, 2007. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. Valley will adopt FIN 48 as of January 1, 2007. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

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

On September 20, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF provides that, in addition to cash surrender value, the amount that could be realized should also take into consideration other amounts included in the policy’s contractual terms. Also, if it is probable that contractual limitations will affect the amount that could be realized, those limitations should be taken into consideration in determining the realizable amounts. EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006. An entity can choose to apply such guidance using either a change in accounting principle through retrospective application to all periods presented or a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Valley does not expect the adoption of this standard to have a significant impact on its financial condition or results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See Note 13 for further discussion and analysis of Valley’s adoption of this standard as of December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential earn-out payments over a five year period. The transaction generated approximately $820 thousand in goodwill and $380 thousand in other intangible assets. Other intangible assets consist of customer lists and covenants not to compete with a weighted average amortization period of seven years.

Pro forma results of operations for RISC, Inc. for the years ended December 31, 2006, 2005, and 2004 are excluded as the acquisition did not have a material impact on Valley’s financial statements.

On March 31, 2005, Valley acquired Shrewsbury Bancorp, the holding company for Shrewsbury State Bank, a commercial bank which had approximately $425 million in assets and 12 branch offices located in 10 communities in Monmouth County, New Jersey. The purchase price of $135.9 million was paid through a combination of Valley’s common stock and cash totaling $113.4 million and $22.5 million, respectively. The transaction generated approximately $68.5 million in goodwill and $11.8 million in core deposits subject to amortization. Shrewsbury State Bank was merged into VNB as of the acquisition date.

On June 3, 2005, Valley acquired NorCrown Bank, a commercial bank which had approximately $622 million in assets and 15 branch offices located in 12 communities in Essex, Hudson and Morris Counties in New Jersey. The purchase price of $141.0 million was paid through a combination of Valley’s common stock and cash totaling $70.5 million and $70.5 million, respectively. The transaction generated approximately $91.1 million in goodwill and $6.3 million in core deposits subject to amortization. NorCrown Bank was merged into VNB as of the acquisition date.

Pro forma results of operations for Shrewsbury Bancorp and NorCrown Bank for the years ended December 31, 2005 and 2004 are excluded as the acquisitions did not have a material impact on Valley’s financial statements.

INVESTMENT SECURITIES HELD TO MATURITY (Note 3)

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2006 and 2005 were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S Treasury securities and other government agencies	$10,009	$—	$(181)	$9,828
Obligations of states and political subdivisions	233,592	2,051	(626)	235,017
Mortgage-backed securities	342,798	20	(12,427)	330,391
Corporate and other debt securities	423,016	3,179	(10,018)	416,177
FRB & FHLB stock	99,470	—	—	99,470

Total investment securities held to maturity	$1,108,885	$5,250	$(23,252)	$1,090,883

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S Treasury securities and other government agencies	$10,019	$—	$(269)	$9,750
Obligations of states and political subdivisions	229,474	3,114	(908)	231,680
Mortgage-backed securities	399,521	89	(11,041)	388,569
Corporate and other debt securities	491,912	6,151	(8,245)	489,818
FRB & FHLB stock	98,264	—	—	98,264

Total investment securities held to maturity	$1,229,190	$9,354	$(20,463)	$1,218,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2006 were as follows:

	December 31, 2006
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies	$—	$—	$9,828	$(181)	$9,828	$(181)
Obligations of states and political subdivisions	35,074	(127)	30,269	(499)	65,343	(626)
Mortgage-backed securities	213	(1)	329,067	(12,426)	329,280	(12,427)
Corporate and other debt securities	64,198	(952)	221,884	(9,066)	286,082	(10,018)

Total	$99,485	$(1,080)	$591,048	$(22,172)	$690,533	$(23,252)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2006 was 176. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in corporate and other debt securities consists of trust preferred securities. Management does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

As of December 31, 2006, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $301.0 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2006, are set forth in the following table:

	December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$65,595	$64,971
Due after one year through five years	31,757	31,873
Due after five years through ten years	103,877	104,346
Due after ten years	465,388	459,832
Mortgage-backed securities	342,798	330,391
FRB & FHLB stock	99,470	99,470

Total investment securities held to maturity	$1,108,885	$1,090,883

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 5.1 years at December 31, 2006 and 4.9 years at December 31, 2005.

For the year ended December 31, 2006, losses/gains on securities transactions, net includes gross gains and losses totaling $155 thousand and $2.3 million, respectively, due to the redemption of certain trust preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities in the held to maturity portfolio prior to their scheduled maturity date. These gross gains and losses on held to maturity securities are included in the gross gains (losses) realized on sales, maturities and other securities transactions table in Note 4 below.

INVESTMENT SECURITIES AVAILABLE FOR SALE (Note 4)

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2006 and 2005 were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$407,730	$6	$(6,955)	$400,781
Obligations of states and political subdivisions	46,765	1,105	(18)	47,852
Mortgage-backed securities	1,282,520	1,859	(27,742)	1,256,637
Corporate and other debt securities	27,132	33	(197)	26,968
Equity securities	37,258	905	(420)	37,743

Total investment securities available for sale	$1,801,405	$3,908	$(35,332)	$1,769,981

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$371,048	$7	$(7,332)	$363,723
Obligations of states and political subdivisions	71,299	1,865	(31)	73,133
Mortgage-backed securities	1,565,000	2,981	(32,989)	1,534,992
Corporate and other debt securities	32,257	59	(240)	32,076
Equity securities	35,496	381	(907)	34,970

Total investment securities available for sale	$2,075,100	$5,293	$(41,499)	$2,038,894

The age of unrealized losses and fair value of related securities available for sale at December 31, 2006 were as follows:

	December 31, 2006
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies	$43,843	$(630)	$354,432	$(6,325)	$398,275	$(6,955)
Obligations of states and political subdivisions	960	(2)	2,167	(16)	3,127	(18)
Mortgage-backed securities	65,717	(189)	1,069,811	(27,553)	1,135,528	(27,742)
Corporate and other debt securities	—	—	13,562	(197)	13,562	(197)
Equity Securities	7,149	(136)	6,161	(284)	13,310	(420)

Total	$117,669	$(957)	$1,446,133	$(34,375)	$1,563,802	$(35,332)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2006 was 335. The unrealized losses for the U.S. Treasury securities and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

government agencies are on notes issued by FNMA and FHLMC and the unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. Management does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

As of December 31, 2006, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $1.1 billion.

The contractual maturities of investments in debt securities available for sale at December 31, 2006, are set forth in the following table:

	December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$52,382	$51,790
Due after one year through five years	193,149	191,392
Due after five years through ten years	96,143	95,307
Due after ten years	139,953	137,112
Mortgage-backed securities	1,282,520	1,256,637
Equity securities	37,258	37,743

Total investment securities available for sale	$1,801,405	$1,769,981

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2006 and 2005 was 4.9 years and 4.7 years, respectively.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(in thousands)
Sales, maturities and other securities transactions:
Gross gains	$1,864	$2,679	$6,734
Gross losses	(7,328)	(3,140)	(259)

(Losses) gains on securities transactions, net	$(5,464)	$(461)	$6,475

Gross losses on maturities and other securities transactions in the table above include approximately $4.7 million and $835 thousand in other-than-temporary impairment losses for the years ended December 31, 2006 and 2005, respectively. In 2006, Valley recognized a $4.0 million impairment loss primarily due to its decision to sell approximately $132.0 million of investment securities in the fourth quarter. Management determined that the sale of such securities does not change its intent and ability to hold the remaining investment securities available for sale until recovery of their unamortized cost. In 2006 and 2005, impairment losses totaling $739 thousand and $835 thousand, respectively, related to equity securities in which management believes their market prices will not recover in the foreseeable future due to current market conditions and other factors. The adjusted cost basis and fair value of the equity securities impaired during 2006 totaled $2.6 million and $2.5 million, respectively, at December 31, 2006. No other-than-temporary impairment losses were recognized in the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2006 and 2005 was as follows:

	2006	2005
	(in thousands)
Commercial	$1,466,862	$1,449,919

Total commercial loans	1,466,862	1,449,919

Construction	526,318	471,560
Residential mortgage	2,106,306	2,083,004
Commercial mortgage	2,309,217	2,234,950

Total mortgage loans	4,941,841	4,789,514

Home equity	571,138	565,960
Credit card	8,764	9,044
Automobile	1,238,145	1,221,525
Other consumer	104,935	94,495

Total consumer loans	1,922,982	1,891,024

	$8,331,685	$8,130,457

Total loans are net of unearned discount and deferred loan fees totaling $5.1 million and $6.3 million, at December 31, 2006 and 2005, respectively.

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2006, adjusted for changes in directors, executive officers and their affiliates:

2006
(in thousands)
Outstanding at beginning of year	$101,591
New loans and advances	63,193
Repayments	(61,091)

Outstanding at end of year	$103,693

All loans to related parties are performing as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Loans past due in excess of 90 days and still accruing	$3,775	$4,442

Non-accrual loans	$27,244	$25,794
Other real estate owned	779	2,023
Other repossessed assets	844	608

Total non-performing assets	$28,867	$28,425

Troubled debt restructured loans	$—	$—

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $498 thousand, $21 thousand and $844 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $20.1 million and $5.1 million, respectively, at December 31, 2006 and $16.8 million and $9.0 million, respectively, at December 31, 2005. The average balance of impaired loans during 2006, 2005 and 2004 was approximately $20.7 million, $20.2 million and $14.6 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.2 million for 2006, $1.4 million for 2005, and $479 thousand for 2004. No interest was collected on these impaired loans during these periods.

ALLOWANCE FOR LOAN LOSSES (Note 6)

Transactions recorded in the allowance for loan losses during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$75,188	$65,699	$64,650
Provision for loan losses	9,270	4,340	8,003
Additions from acquisitions	—	9,252	—

Less net loan charge-offs:
Loans charged-off	(12,088)	(7,601)	(13,138)
Less recoveries on loan charge-offs	2,348	3,498	6,184

Net loan charge-offs	(9,740)	(4,103)	(6,954)

Balance at the end of year	$74,718	$75,188	$65,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2006 and 2005, premises and equipment, net consisted of:

	2006	2005
	(in thousands)
Land	$51,945	$46,928
Buildings	140,491	114,112
Leasehold improvements	36,818	34,113
Furniture and equipment	137,080	129,816

	366,334	324,969
Accumulated depreciation and amortization	(156,937)	(142,230)

Total premises and equipment, net	$209,397	$182,739

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $16.2 million, $14.8 million and $13.0 million, respectively.

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.2 billion, $1.4 billion and $1.6 billion at December 31, 2006, 2005 and 2004, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $75.0 million, $87.7 million and $99.9 million of SBA loans at December 31, 2006, 2005 and 2004, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$17,809	$22,902	$29,619
Purchase and origination of loan servicing rights	709	744	1,254
Amortization expense	(4,708)	(5,837)	(7,971)

Balance at end of year	$13,810	$17,809	$22,902

Amortization expense for the years ended December 31, 2006, 2005 and 2004 includes $24 thousand, $108 thousand and $1.1 million, respectively, of impairment expense for loan servicing rights, and is classified as amortization of other intangible assets in the consolidated statements of income. At December 31, 2006, the book value of loan servicing rights totaling $13.8 million approximated fair value. Based on current market conditions, amortization expense related to the mortgage servicing rights at December 31, 2006 is expected to aggregate approximately $11.4 million through 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the years ended December 31, 2006, 2005 and 2004.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Balance at beginning of period	$179,898	$18,732
Goodwill from business combinations.	1,599	161,166

Balance at end of period	$181,497	$179,898

The following table summarizes other intangible assets as of December 31, 2006 and 2005:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2006
Loan servicing rights	$75,941	$(62,131)	$13,810
Core deposits	31,333	(18,023)	13,310
Other	6,395	(3,657)	2,738

Total other intangible assets	$113,669	$(83,811)	$29,858

December 31, 2005
Loan servicing rights	$78,443	$(60,634)	$17,809
Core deposits	31,333	(15,100)	16,233
Other	6,015	(2,601)	3,414

Total other intangible assets	$115,791	$(78,335)	$37,456

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions (See Notes 1 and 8 above). Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 11 years. Valley recognized amortization expense on other intangible assets of $8.7 million, $8.8 million, and $9.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following presents the estimated amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2007	$3,693	$2,586	$936
2008	2,771	2,303	289
2009	2,143	2,013	267
2010	1,581	1,739	266
2011	1,173	1,464	233
Thereafter	2,449	3,205	747

Total	$13,810	$13,310	$2,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEPOSITS (Note 10)

Included in time deposits at December 31, 2006 and 2005 are certificates of deposit over $100 thousand of $1.3 billion and $1.1 billion, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $54.8 million, $31.3 million and $15.4 million in 2006, 2005 and 2004, respectively.

The scheduled maturities of time deposits as of December 31, 2006 are as follows:

(in thousands)
2007	$2,219,080
2008	356,105
2009	158,594
2010	30,719
2011	133,062
Thereafter	32,047

Total time deposits	$2,929,607

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Federal funds purchased	$—	$73,000
Securities sold under agreements to repurchase	355,823	289,970
Treasury tax and loan	6,792	14,605
FHLB advances	—	205,000

Total short-term borrowings	$362,615	$582,575

The weighted average interest rate for short-term borrowings at December 31, 2006 and 2005 was 4.19 percent and 2.92 percent, respectively.

At December 31, 2006 and 2005, long-term borrowings consisted of the following:

	2006	2005
	(in thousands)
FHLB advances	$1,550,626	$1,243,957
Securities sold under agreements to repurchase	621,000	691,000
Subordinated notes	100,000	100,000
Junior subordinated debentures issued to VNB Capital Trust I (Note 12)	206,186	206,186
Other	7,102	4,427

Total long-term borrowings	$2,484,914	$2,245,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FHLB advances included in long-term borrowings had a weighted average interest rate of 4.34 percent at December 31, 2006 and 4.11 percent at December 31, 2005. These advances are secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $64.4 million, $44.3 million, and $39.5 million was recorded on FHLB advances during the years ended December 31, 2006, 2005 and 2004, respectively. The FHLB advances are scheduled for repayment as follows:

(in thousands)
2007	$337,541
2008	26,041
2009	42,041
2010	52,003
2011	122,000
Thereafter	971,000

Total long-term FHLB advances	$1,550,626

The securities sold under repurchase agreements included in long-term borrowings totaled $621.0 million and $691.0 million at December 31, 2006 and 2005, respectively. The weighted average interest rate for this debt was 4.11 percent and 3.53 percent at December 31, 2006 and 2005, respectively. Interest expense of $26.3 million, $24.5 million, and $15.9 million was recorded during the years ended December 31, 2006, 2005 and 2004, respectively. The schedule for repayment is as follows:

(in thousands)
2007	$186,000
2008	66,000
2009	34,000
2010	—
2011	85,000
Thereafter	250,000

Total long-term securities sold under agreements to repurchase	$621,000

On July 13, 2005, VNB issued $100 million 5.0% subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0% on January 15 and July 15 of each year.

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.4 billion and $1.3 billion at December 31, 2006 and 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of December 31, 2006 and 2005:

VNB Capital Trust I
($ in thousands)
Junior Subordinated Debentures:
Principal balance	$206,186
Annual interest rate	7.75%
Stated maturity date	December 15, 2031
Call date	November 7, 2006

Trust Preferred Securities:
Face value	$200,000
Annual distribution rate	7.75%
Issuance date	November 2001
Distribution dates (1)	Quarterly
(1) All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. Prior to the redemption date, the junior subordinated debentures may be redeemed by Valley (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on Valley or the Trust, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the Trust’s obligations under the trust preferred securities issued. Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at December 31, 2006 and 2005. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2006 and 2005, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

BENEFIT PLANS (Note 13)

Pension Plan

VNB has a non-contributory defined benefit plan (“qualified plan”) covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is VNB’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, VNB has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

On December 31, 2006, Valley adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106, and 132R.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the qualified and non-qualified plans at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$67,659	$58,855
Service cost	4,281	3,694
Interest cost	3,943	3,519
Plan amendments	3,711	6
Actuarial (gain) loss	(2,496)	3,906
Benefits paid	(2,622)	(2,321)

Projected benefit obligation at end of year	$74,476	$67,659

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$55,542	$52,299
Actual return on plan assets	5,186	459
Employer contributions	5,105	5,105
Benefits paid	(2,622)	(2,321)

Fair value of plan assets at end of year	$63,211	$55,542

Funded Status	$(11,265)	$(12,117)
Unrecognized actuarial loss	—	14,952
Unrecognized prior service cost	—	975

Accrued (liability) benefit recognized	$(11,265)	$3,810

Accumulated benefit obligation at end of year	$65,006	$58,833

Amounts recognized in the statements of financial condition for both the qualified and non-qualified plans for 2006 and 2005 consist of:

	2006	2005
Prior to adoption of SFAS No. 158 on December 31, 2006:
Prepaid benefit cost	$9,283	$7,432
Accrued benefit cost	(8,572)	(4,635)
Intangible assets	4,003	874
Accumulated other comprehensive income	—	139

Net amount recognized	$4,714	$3,810

After adoption of SFAS No. 158 on December 31, 2006:
Accrued expenses and other liabilities	$11,265

Amount recognized as of December 31, 2006	$11,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss due to the adoption of SFAS No. 158 on December 31, 2006 for both the qualified and non-qualified plans consist of:

2006
(in thousands)
Net actuarial loss, net of a $4.9 million tax benefit	$6,808
Prior service cost, net of a $1.8 million tax benefit	2,460

Total	$9,268

VNB’s non-qualified plan has an accumulated benefit obligation in excess of plan assets as follows:

	2006	2005
	(in thousands)
Projected benefit obligation	$8,929	$4,828
Accumulated benefit obligation	8,572	4,635
Fair value of plan assets	—	—

In determining rate assumptions, VNB looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2006 and 2005 were:

	2006	2005
Discount rate	6.00%	5.75%
Future compensation increase rate	3.75	3.75

Components of net periodic pension expense for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Service cost	$4,281	$3,694	$3,267
Interest cost	3,943	3,519	3,184
Expected return on plan assets	(4,837)	(4,251)	(3,768)
Recognized prior service cost	445	122	147
Recognized actuarial loss	369	276	35
Recognized settlement gain	—	—	(16)

Total net periodic pension expense	$4,201	$3,360	$2,849

Amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year for both the qualified and non-qualified plans:

2006
(in thousands)
Loss recognition	$262
Prior service cost recognition	546

Total	$808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefits payments, including future benefit accrual:

2006
(in thousands)
2007	$3,194
2008	3,359
2009	3,674
2010	3,814
2011	4,218
2012 to 2016	27,127

The weighted average discount rate and expected long-term rate of return on assets used in determining Valley’s pension expense for the years ended December 31, 2006, 2005, and 2004 were:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	3.75	4.00	4.00

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

Valley’s qualified plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

Asset Category	2006	2005
Equity securities	59.3%	59.8%
Fixed income securities	33.8	36.8
Other	6.9	3.4

Total	100.0%	100.0%

In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with Valley’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan are in equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to be above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a 3 percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of above the Merrill Lynch Intermediate Government/ Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan. The ratings of commercial paper purchased individually shall be A-1/P-1 or comparable as measured by a standard rating service.

The qualified plan held 78,440 shares of VNB Capital Trust I preferred securities at December 31, 2006 and 2005, respectively. These shares had fair market values of $2.0 million at December 31, 2006 and 2005. Dividends received for these shares were $152 thousand for each of the years ended December 31, 2006 and 2005.

Valley expects to contribute approximately $5.0 million to the qualified plan during 2007 based upon actuarial estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley maintains a non-qualified, non-funded Directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.6 million and 6.00 percent, respectively, at December 31, 2006, and $1.8 million and 5.75 percent, respectively, at December 31, 2005. Of $1.6 million projected benefit obligation, $957 thousand was accrued prior to the adoption of SFAS No. 158. As of December 31, 2006 and the adoption of SFAS No. 158, the entire obligation of $1.6 million was included in other liabilities and $442 thousand, net of a $238 thousand tax benefit, was recorded in accumulated other comprehensive income. An expense of $260 thousand, $270 thousand and $266 thousand has been recognized for the Directors’ retirement plan in the years ended December 31, 2006, 2005 and 2004, respectively.

Valley also maintains non-qualified plans for former Directors of banks acquired (as well as a non-qualified plan for former Senior Management of Merchants Bank of New York acquired in January of 2001). Valley did not merge these plans into their existing non-qualified plans. Collectively, at December 31, 2006, the remaining obligation under these plans was $9.6 million, of which $5.9 million was accrued prior to the adoption of SFAS No. 158. As of December 31 and the adoption of SFAS No. 158, the entire obligation of $9.6 million was included in other liabilities and $2.2 million, net of a $1.6 million tax benefit, was recorded in accumulated other comprehensive income. The $2.2 million in accumulated other comprehensive income will be reclassified to income as the expense is accrued on a straight-line basis over the remaining benefit period.

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.4 million, $5.8 million and $5.9 million during 2006, 2005 and 2004, respectively.

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute a percentage of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley common stock. In 2006, VNB matched employee contributions with 49,386 common shares, of which 42,010 shares were issued from treasury stock and 7,376 shares were issued from forfeitures and unissued shares. In 2005, VNB matched employee contributions with 52,167 common shares, of which 28,663 were allocated from the KSOP, 21,128 shares were allocated from treasury. In 2004, VNB matched employee contributions with 50,234 common shares, of which 32,520 were allocated from the KSOP and 15,835 shares were allocated from treasury stock. VNB charged expense for contributions to the plan, net of forfeitures, amounting to $1.3 million for 2006, while $1.2 million was recorded in 2005 and $966 thousand in 2004. At December 31, 2005, common shares in the KSOP were fully allocated.

Stock-Based Compensation

Valley has one active employee stock option plan (the 1999 Long-Term Stock Incentive Plan), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees of Valley and its Subsidiaries. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.3 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The total 6.3 million shares authorized for issuance under the plan include an additional 1.9 million shares approved by Valley’s shareholders on April 5, 2006. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At December 31, 2006, approximately 2.1 million shares remain available for issuance under the plan.

Effective January 1, 2006, Valley adopted SFAS No. 123R using the modified prospective method, as required for companies that previously adopted the fair-value based method under SFAS No. 123. The modified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prospective method requires that compensation cost be recognized beginning with the effective date 1) based on the requirements of SFAS No. 123R for all new stock-based awards granted after the effective date and 2) based on the requirements of SFAS No. 123R for the portion of stock-based awards for which the requisite service has not been rendered that are outstanding as of the effective date.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $5.5 million, $3.9 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the $5.5 million recognized during the year ended December 31, 2006, $686 thousand was for the immediate expensing of all options and restricted stock granted in 2006 to retirement eligible employees and $360 thousand was for options granted prior to Valley’s adoption of the fair value provisions of SFAS No. 123 on January 1, 2002. As of December 31, 2006, the remaining unrecognized amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $14.1 million.

Stock Options

For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds with remaining term of approximately the same as the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience. The fair value of each option is expensed over its vesting period.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2006, 2005, and 2004:

	2006	11/2005 to 12/2005	1/2005 to 10/2005	2004
Risk-free interest rate	4.5 – 5.2%	4.4 – 4.6%	4.6%	4.3%
Dividend yield	3.3%	3.7%	3.6%	3.3%
Volatility	20.0%	20.0%	22.6%	22.8%
Expected term (in years)	7.1	9.0	7.7	7.8

Prior to January 1, 2002, Valley applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2002 been recorded consistent with the fair value provisions of SFAS No. 123 for the periods presented, net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

	2006	2005	2004
	(in thousands, except for share data)
Net income
As reported	$163,691	$163,449	$154,398
Stock-based compensation cost, net of tax	—	(433)	(723)

Pro forma	$163,691	$163,016	$153,675

Earnings per common share
As reported:
Basic	$1.40	$1.43	$1.42
Diluted	1.40	1.42	1.41
Pro forma:
Basic	$1.40	$1.43	$1.41
Diluted	1.40	1.42	1.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock options activity as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

	2006		2005		2004
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,234,861	$21	2,982,350	$20	2,800,677	$19
Granted	405,774	26	461,853	24	428,315	26
Exercised	(248,357)	16	(101,691)	15	(198,738)	12
Forfeited or expired	(84,912)	23	(107,651)	23	(47,904)	20

Outstanding at end of year	3,307,366	$21	3,234,861	$21	2,982,350	$20

Exercisable at year-end	2,101,019	$20	1,980,875	$18	1,722,818	$17

Weighted-average fair value of options granted during the year	$4.64		$4.51		$5.41

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $2.4 million, $704 thousand and $2.6 million, respectively. As of the year ended December 31, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested stock options to be amortized over the vesting period of approximately five years. Cash received from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.9 million, $1.5 million and $2.6 million, respectively. Treasury stock and available authorized common shares are issued for stock option exercised.

The following table summarizes the status of nonvested shares of stock options as of December 31, 2006:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,253,986	$4.82
Granted	405,774	4.64
Vested	(393,734)	4.82
Forfeited or expired	(59,679)	4.82

Nonvested at end of year	1,206,347	$4.76

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3 – 16	380,511	1.6	$15	380,511	$15
16 – 20	591,975	3.4	17	591,671	17
20 – 22	726,245	5.4	21	649,368	21
22 – 27	1,608,635	8.3	25	479,469	25

3 – 27	3,307,366	6.0	21	2,101,019	20

As of December 31, 2006, the aggregate intrinsic value of options exercisable was $14.3 million, with remaining contractual term of 4.6 years. As of December 31, 2006, the aggregate intrinsic value of options outstanding was $16.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Appreciation Rights

As of December 31, 2006, stock appreciation rights equivalent to 7,254 shares were outstanding and 18,248 shares were outstanding as of December 31, 2005 and 2004.

Restricted Stocks

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions under the 1999 Long-Term Stock Incentive Plan. The awards are recorded at fair market value and amortized into salary expense on a straight-line basis over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2006, 2005 and 2004:

	Restricted Stock Awards Outstanding
	2006	2005	2004
Outstanding at beginning of year	395,294	358,905	377,973
Granted	144,376	158,941	149,743
Vested	(114,924)	(108,502)	(160,140)
Forfeited	(17,036)	(14,050)	(8,671)

Outstanding at end of year	407,710	395,294	358,905

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $3.3 million, $2.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the $3.3 million recognized during the year ended December 31, 2006, $428 thousand was for the immediate expensing of restricted stock granted in 2006 to retirement eligible employees. As of December 31, 2006, there was $9.0 million of total unrecognized compensation cost related to nonvested restricted shares to be amortized over the vesting period of approximately five years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. There were 48,888 shares outstanding under this plan as of December 31, 2006.

INCOME TAXES (Note 14)

Income tax expense consists of the following for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Income taxes from operations:
Current expense:
Federal	$50,639	$79,141	$83,308
State	7,118	595	5,456

	57,757	79,736	88,764
Deferred benefit:
Federal and State	(17,873)	(12,958)	(14,567)

Total income tax expense	$39,884	$66,778	$74,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$30,447	$30,704
Depreciation	21,319	19,383
Unfunded liability for pension plans	8,511	—
Employee benefits	1,465	1,223
Unrealized loss on securities available for sale	12,418	13,944
State net operating loss carryforwards	13,127	1,710
Other	10,976	8,210

Total deferred tax assets	98,263	75,174

Deferred tax liabilities:
Purchase accounting	7,223	7,833
Other	2,858	2,790

Total deferred tax liabilities	10,081	10,623

Net deferred tax asset	$88,182	$64,551

Valley’s state net operating loss carryforwards totaled approximately $224 million at December 31, 2006 and expire in 2010 through 2026. Valley’s capital loss carryforwards totaled approximately $5.8 million at December 31, 2006 and expire 2009 through 2011.

Based upon taxes paid and projections of future taxable income, over the periods in which the deferred taxes are deductible, management believes that it is more likely than not, that Valley will realize the benefits of these deductible differences.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent follows:

	2006	2005	2004
	(in thousands)
Federal income tax at expected statutory rate	$71,251	$80,579	$80,008
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(4,053)	(4,220)	(4,055)
BOLI	(2,834)	(2,468)	(2,170)
State income tax benefit, net of federal tax benefit	(9,044)	(2,379)	3,546
Low-income housing tax credits	(2,178)	(1,603)	(283)
Resolution of income tax audit	(13,529)	—	—
Other, net	271	(3,131)	(2,849)

Income tax expense	$39,884	$66,778	$74,197

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $27 thousand, $42 thousand and $328 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2007	$12,500	$2,404	$10,096
2008	11,538	2,151	9,387
2009	10,371	1,726	8,645
2010	9,376	1,342	8,034
2011	7,706	991	6,715
Thereafter	35,777	2,758	33,019

Total lease commitments	$87,268	$11,372	$75,896

Net occupancy expense for years ended December 31, 2006, 2005 and 2004 included net rental expense of approximately $9.0 million, $8.0 million and $6.4 million, respectively, net of rental income of $3.4 million, $3.3 million and $3.2 million, respectively, for leased bank facilities.

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

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Commitments under commercial loans and lines of credit	$1,558,675	$1,588,975
Home equity and other revolving lines of credit	623,017	654,225
Outstanding commercial mortgage loan commitments	359,216	387,617
Standby letters of credit	206,209	215,887
Outstanding residential mortgage loan commitments	79,581	127,934
Commitments under unused lines of credit—credit card	44,589	37,524
Commercial letters of credit	15,553	25,063
Commitments to sell loans	5,250	1,769

Total	$2,892,090	$3,038,994

Standby letters of credit represent the guarantee by VNB of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments and Hedging Activities

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2006 and 2005, the fair value hedge had a fair value of $22 thousand and $253 thousand, respectively, included in other liabilities on the consolidated statements of financial condition.

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

At December 31, 2005, the statement of comprehensive income included unrealized losses of $1.8 million, net of related income taxes of $1.2 million for derivatives designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments are received on the applicable variable rate loans. For the years ended December 31, 2006, 2005 and 2004, an unrealized loss of $3.2 million, an unrealized loss of $702 thousand and a unrealized gain of $1.6 million, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the years ended December 31, 2006, 2005, and 2004.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuit noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three lawsuits against Valley were filed by United Bank and Trust Company, American Express Travel Related Services Company, and Discover Financial Services in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley believes it has meritorious defenses to these actions and has recently been granted summary judgment dismissing one of the lawsuits. However, such dismissal is subject to appeal and Valley cannot provide any assurances that it will prevail in any of these litigations or be able to settle such litigations for an immaterial amount. In connection with these litigations, Valley has brought a separate declaratory judgment action in the United States District Court for the District of New Jersey against one of its insurance carriers in which Valley seeks an order from the court that these litigations are covered by Valley’s insurance policy with that carrier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley and VNB are subject to the regulatory capital requirements administered by the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s financial statements. Under capital adequacy guidelines Valley and VNB must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and VNB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2006, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2006, VNB’s ratios were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley and VNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Valley’s and VNB’s actual capital positions and ratios as of December 31, 2006 and 2005 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands)
As of December 31, 2006
Total Risk-based Capital
Valley	$1,156,823	12.4%	$744,198	8.0%	$	N/A	N/A	%
VNB	1,067,364	11.5	741,939	8.0		927,424	10.0
Tier I Risk-based Capital
Valley	982,105	10.6	372,099	4.0		N/A	N/A
VNB	892,646	9.6	370,970	4.0		556,454	6.0
Tier I Leverage Capital
Valley	982,105	8.1	484,953	4.0		N/A	N/A
VNB	892,646	7.4	483,590	4.0		604,488	5.0
As of December 31, 2005
Total Risk-based Capital
Valley	1,130,377	12.2	743,858	8.0		N/A	N/A
VNB	1,042,339	11.3	741,323	8.0		926,654	10.0
Tier I Risk-based Capital
Valley	955,189	10.3	371,929	4.0		N/A	N/A
VNB	867,151	9.4	370,662	4.0		555,993	6.0
Tier I Leverage Capital
Valley	955,189	7.8	488,464	4.0		N/A	N/A
VNB	867,151	7.1	487,148	4.0		608,935	5.0

N/A—not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend Restrictions

VNB, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, VNB’s only shareholder. The prior approval of the OCC is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under the foregoing dividend restrictions, and without adversely affecting VNB’s ability to maintain ratios above “well capitalized” requirements, VNB could pay aggregate dividends of approximately $121.2 million to Valley, without obtaining affirmative governmental approvals, at December 31, 2006. In addition to dividends received from VNB, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

Treasury Stock

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately 2.9 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. Valley repurchased approximately 1.9 million shares during 2006 pursuant to this plan at an average cost of $25.55 per share.

On August 21, 2001, Valley’s Board of Directors authorized the repurchase of up to approximately 12.2 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Reacquired shares are held in treasury and were used for general corporate purposes. The 2001 repurchase plan expired during 2006 as Valley repurchased the last 22 thousand shares authorized under the plan.

Subsequent Event

On January 17, 2007, Valley’s Board of Directors authorized the repurchase of up to 3.5 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. To date, Valley has made no purchases pursuant to this plan in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2006
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$168,397	$174,326	$181,165	$183,483
Interest expense	69,856	75,989	83,608	86,797
Net interest income	98,541	98,337	97,557	96,686
Provision for loan losses	1,294	3,117	1,618	3,241
Non-interest income	19,369	19,396	13,504	19,795
Non-interest expense	60,762	61,919	65,626	62,033
Income before income taxes	55,854	52,697	43,817	51,207
Income tax expense (benefit)	14,943	11,911	(65)	13,095
Net income	40,911	40,786	43,882	38,112
Earnings per common share:
Basic	0.35	0.35	0.38	0.33
Diluted	0.35	0.35	0.37	0.33
Cash dividends declared per common share	0.210	0.215	0.215	0.215
Average common shares outstanding:
Basic	116,852,853	116,883,643	116,895,752	115,547,399
Diluted	117,260,306	117,408,282	117,494,842	116,101,969

	Quarters ended 2005
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$139,163	$152,068	$163,999	$169,854
Interest expense	44,570	52,228	61,111	68,750
Net interest income	94,593	99,840	102,888	101,104
Provision for loan losses	752	925	1,125	1,538
Non-interest income	19,364	19,332	19,322	15,715
Non-interest expense	55,652	60,477	61,483	59,979
Income before income taxes	57,553	57,770	59,602	55,302
Income tax expense	19,285	18,779	17,660	11,054
Net income	38,268	38,991	41,942	44,248
Earnings per common share:
Basic	0.35	0.34	0.36	0.38
Diluted	0.35	0.34	0.36	0.38
Cash dividends declared per common share	0.204	0.210	0.210	0.210
Average common shares outstanding:
Basic	109,036,649	114,805,491	116,818,835	116,812,663
Diluted	109,554,968	115,240,814	117,218,362	117,225,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2006	2005
	(in thousands)
Assets
Cash	$3,594	$3,267
Interest bearing deposits with banks	90,132	85,130
Investment securities held to maturity	431	437
Investment securities available for sale	13,859	15,708
Investment in subsidiaries	1,060,568	1,044,334
Loan to subsidiary bank employee benefit plan	—	—
Other assets	14,403	15,248

Total assets	$1,182,987	$1,164,124

Liabilities
Dividends payable to shareholders	$24,804	$24,495
Long-term borrowings	206,186	206,186
Other liabilities	2,407	1,533

Total liabilities	233,397	232,214

Stockholders’ equity
Preferred stock	—	—
Common stock	41,212	39,302
Surplus	881,022	741,456
Retained earnings	97,639	177,332
Accumulated other comprehensive loss	(30,873)	(24,036)
Treasury stock, at cost	(39,410)	(2,144)

Total shareholders’ equity	949,590	931,910

Total liabilities and shareholders’ equity	$1,182,987	$1,164,124

Condensed Statements of Income

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Income
Dividends from subsidiary	$150,000	$190,000	$50,000
Income from subsidiary	2,203	1,099	572
Gains (losses) on securities transactions, net	837	(349)	725
Other interest and dividends	624	702	1,833

	153,664	191,452	53,130
Expenses	18,190	17,979	18,306

Income before income tax benefit and equity in undistributed earnings of subsidiary	135,474	173,473	34,824
Income tax benefit	(5,170)	(5,892)	(5,462)

Income before equity in undistributed earnings of subsidiary	140,644	179,365	40,286
Equity in undistributed earnings (loss) of subsidiary	23,047	(15,916)	114,112

Net Income	$163,691	$163,449	$154,398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net Income	$163,691	$163,449	$154,398
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	(23,047)	15,916	(114,112)
Depreciation and amortization	282	287	294
Amortization of compensation costs pursuant to long-term stock incentive plan	5,628	3,876	3,203
Net amortization of premiums and discounts on securities	6	6	(25)
Net (gains) losses on securities transactions	(837)	349	(725)
Net decrease (increase) in other assets	1,518	(649)	(658)
Net increase (decrease) in other liabilities	138	101	(127)

Net cash provided by operating activities	147,379	183,335	42,248

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,681	522	132,685
Proceeds from maturing investment securities available for sale	—	—	272,000
Purchases of investment securities available for sale	(1,187)	(1,547)	(276,118)
Net cash paid in acquisitions	—	(87,665)	—
Payment of employee benefit plan loan	—	179	178

Net cash provided by (used in) investing activities	2,494	(88,511)	128,745

Cash flows from financing activities:
Addition of common shares to treasury	(47,769)	(6,162)	(1,030)
Dividends paid to common shareholders	(99,251)	(92,837)	(86,676)
Common stock issued, net of cancellations	2,476	1,951	2,415

Net cash used in financing activities	(144,544)	(97,048)	(85,291)

Net increase (decrease) in cash and cash equivalents	5,329	(2,224)	85,702
Cash and cash equivalents at beginning of year	88,397	90,621	4,919

Cash and cash equivalents at end of year	$93,726	$88,397	$90,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Note 19)

Limitations: The fair value estimates made at December 31, 2006 and 2005 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a potion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Loans held for sale: Fair values are based on Federal Home Loan Mortgage Corporation quoted market prices, observable market prices or prices obtained from other third parties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$236,354	$236,354	$246,119	$246,119
Interest bearing deposit with banks	7,795	7,795	13,926	13,926
Federal funds sold	175,000	175,000	—	—
Investment securities held to maturity	1,108,885	1,090,883	1,229,190	1,218,081
Investment securities available for sale	1,769,981	1,769,981	2,038,894	2,038,894
Trading securities	4,655	4,655	4,208	4,208
Loans held for sale	4,674	4,674	3,497	3,497
Net loans	8,256,967	8,236,486	8,055,269	8,057,174
Accrued interest receivable	63,356	63,356	57,280	57,280
Financial liabilities:
Deposits without stated maturities	5,558,044	5,558,044	6,074,467	6,074,467
Deposits with stated maturities	2,929,607	2,945,384	2,495,534	2,510,032
Short-term borrowings	362,615	352,904	582,575	575,626
Long-term borrowings	2,484,914	2,443,467	2,245,570	2,219,339
Accrued interest payable	34,343	34,343	22,192	22,192
Interest rate swaps	22	22	2,998	2,998

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at December 31, 2006 and 2005.

BUSINESS SEGMENTS (Note 20)

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

The consumer lending segment provides products and services that include residential mortgages, home equity loans, automobile loans, credit card loans and other consumer lines of credit. In addition, this segment reflects both non-interest income and non-interest expense generated through VNB’s trust, broker/dealer, asset management, insurance products and mortgage servicing for investors. Consumer lending is generally available throughout New Jersey, New York and Pennsylvania.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment management segment handles the management of the investment portfolio, asset/liability management and government banking for VNB. The objectives of this department are production of income and liquidity through the investment of VNB’s funds. The bank purchases and holds a mix of bonds, notes, U.S. and other governmental securities and other investments.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including net gains (losses) on securities transactions not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to VNB Capital Trust I, interest expense related to VNB’s issuance of $100 million in subordinated notes during July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts and expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,864,063	$4,398,675	$3,230,052	$—	$11,492,790

Interest income	224,981	314,592	177,531	(9,733)	707,371
Interest expense	99,359	113,105	83,056	20,730	316,250

Net interest income (loss)	125,622	201,487	94,475	(30,463)	391,121
Provision for loan losses	3,688	5,582	—	—	9,270

Net interest income (loss) after provision for loan losses	121,934	195,905	94,475	(30,463)	381,851
Non-interest income	40,623	11,468	1,877	18,096	72,064
Non-interest expense	47,944	25,111	763	176,522	250,340
Internal expense transfer	53,929	61,208	44,106	(159,243)	—

Income (loss) before income taxes	$60,684	$121,054	$51,483	$(29,646)	$203,575

Return on average interest earning assets (pre-tax)	1.57%	2.75%	1.59%		1.77%

	Year ended December 31, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,678,758	$3,957,453	$3,353,171	$—	$10,989,382

Interest income	201,641	254,825	176,129	(7,511)	625,084
Interest expense	69,843	75,134	63,662	18,020	226,659

Net interest income (loss)	131,798	179,691	112,467	(25,531)	398,425
Provision for loan losses	2,346	1,994	—	—	4,340

Net interest income (loss) after provision for loan losses	129,452	177,697	112,467	(25,531)	394,085
Non-interest income	39,974	11,609	6,715	15,410	73,708
Non-interest expense	47,537	25,131	725	164,173	237,566
Internal expense transfer	48,476	52,239	43,000	(143,715)	—

Income (loss) before income taxes	$73,413	$111,936	$75,457	$(30,579)	$230,227

Return on average interest earning assets (pre-tax)	2.00%	2.83%	2.25%		2.09%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,293,822	$3,248,587	$3,073,761	$—	$9,616,170

Interest income	176,950	188,094	158,713	(4,831)	518,926
Interest expense	44,829	44,214	41,834	15,730	146,607

Net interest income (loss)	132,121	143,880	116,879	(20,561)	372,319
Provision for loan losses	4,526	3,477	—	—	8,003

Net interest income (loss) after provision for loan losses	127,595	140,403	116,879	(20,561)	364,316
Non-interest income	42,900	10,785	14,025	16,618	84,328
Non-interest expense	51,978	22,766	632	144,673	220,049
Internal expense transfer	42,425	41,895	38,611	(122,931)	—

Income (loss) before income taxes	$76,092	$86,527	$91,661	$(25,685)	$228,595

Return on average interest earning assets (pre-tax)	2.31%	2.66%	2.98%		2.38%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Valley National Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

February 28, 2007

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

As of December 31, 2006, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2006, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited Valley’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Valley’s internal control over financial reporting as of December 31, 2006. The report, which expresses opinions on management’s assessment and on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2006, is included in this item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Valley National Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Valley National Bancorp (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Valley National Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Valley National Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Valley National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Valley National Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Valley National Bancorp and our report dated February 28, 2007 expressed an unqualified opinion thereon.

February 28, 2007

New York, New York

PART III

Item 9B.    Other Information

Not applicable.

Item 10.    Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership of Management and Principal Shareholders” in the 2007 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	3,307,366	$21.49	1,531,516
Equity compensation plans not approved by security holders	—	—	—

Total	3,307,366	$21.49	1,531,516

(1)	Includes 15,973 shares underlying stock options issued under plans of companies acquired by Valley and have a weighted average exercise price of $14.33. No further options may be issued under these plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, as amended incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

B.	By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

A.	Amendments to Amended and Restated “Change in Control Agreements” among VNB, Valley and Peter Crocitto, Kermit R. Dyke, Albert L. Engel, Alan D. Eskow, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Walter M. Horsting, Gerald H. Lipkin, Robert M. Meyer, and Robert J. Mulligan, dated August 15, 2006, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

B.	Amendments to the Amended and Restated “Change in Control Agreements” among VNB, Valley and Stephen P. Davey and Elizabeth E. DeLaney, dated August 15, 2006, incorporated herein by reference to the Registrant’s Form 8-K/A Current Report filed on August 22, 2006.

C.	Amendment to the Amended and Restated “Change in Control Agreement” among VNB, Valley and James G. Lawrence, dated October 18, 2006, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on October 23, 2006.

D.	“The Valley National Bancorp Long-term Stock Incentive Plan” dated January 19, 1999, as amended is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 5, 2006.

E.	Amendments to “The Valley National Bancorp 1999 Long-term Stock Incentive Plan” dated November 13, 2006 are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed November 17, 2006.

F.	“Severance Agreement” dated August 15, 2006 between Valley, VNB and Gerald H. Lipkin is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

G.	“Severance Agreements” as of January 1, 1998 between Valley, VNB and Peter Crocitto and Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

H.	“The Valley National Bancorp Long-Term Stock Incentive Plan” dated January 10, 1989, as amended, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 5, 2006.

I.	“Employment Continuation and Non-Competition Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

J.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001*

K.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001*

L.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001*

M.	“Severance Agreement” as of June 18, 2002 between Valley, VNB and Alan D. Eskow, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

N.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.

O.	Awards to executive officers under Registrant’s incentive compensation plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report on February 11, 2005.

P.	“Severance Agreement” dated February 11, 2004, between Valley, VNB and Albert L. Engel is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

Q.	Fiscal and Paying Agency Agreement between VNB and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005 is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005.

R.	Benefit Equalization Plan, Amendments No. 1, 2, 3, and 4 to the Benefit Equalization Plan, and the Participant Agreement for the Benefit Equalization Plan are incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

S.	Amendment No. 5 to the Benefit Equalization Plan and amendment to Participant Agreement for the Benefit Equalization Plan dated August 15, 2006 is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges*

(21)	List of Subsidiaries:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a) Subsidiaries of Valley:
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
BNV Realty Incorporated (BNV)	New Jersey	100%
Glen Rauch Securities, Inc.	New York	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Merchants New York Commercial Corp.	Delaware	100%
New Century Asset Management, Inc.	New Jersey	100%
Shrewsbury State Investment Co., Inc.	New Jersey	100%
Valley 747 Acquisition, LLC	New York	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
VNB Mortgage Loans, Inc.	Delaware	100%
VNB Mortgage Services, Inc.	New Jersey	100%
VNB Route 23 Realty , LLC	New Jersey	100%
18th & 8th LLC	New York	100%
VNB New York Corp.	New York	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of Masters Coverage Corp:
RISC, Inc.	New York	100%
Life Line Planning, Inc.	New York	100%

(e) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(f) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(g) Subsidiary of Shrewsbury State Investment Co., Inc.:
Shrewsbury Capital Corporation	New Jersey	100%

(23)	Consents of Experts*

(24)	Power of Attorney of Certain Directors and Officers of Valley*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company*

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2007

/S/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	First Vice President and Controller (Principal Accounting Officer)	February 28, 2007

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 28, 2007

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 28, 2007

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 28, 2007

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 28, 2007

H. DALE HEMMERDINGER* H. Dale Hemmerdinger	Director	February 28, 2007

GRAHAM O. JONES* Graham O. Jones	Director	February 28, 2007

WALTER H. JONES, III* Walter H. Jones, III	Director	February 28, 2007

Signature	Title	Date

GERALD KORDE* Gerald Korde	Director	February 28, 2007

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 28, 2007

ROBINSON MARKEL* Robinson Markel	Director	February 28, 2007

ROBERT E. MCENTEE* Robert E. McEntee	Director	February 28, 2007

RICHARD S. MILLER* Richard S. Miller	Director	February 28, 2007

BARNETT RUKIN* Barnett Rukin	Director	February 28, 2007

* By	Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.

Printed on Recycled Paper

for a quality environment.