Form 10-Q
period 2007-03-31
VALLEY NATIONAL BANCORP
filed 2007-05-10
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 120,343,741 shares were outstanding as of May 7, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$204,026	$236,354
Interest bearing deposits with banks	11,059	7,795
Federal funds sold	222,000	175,000
Investment securities:
Held to maturity, fair value of $604,772 at March 31, 2007 and $1,090,883 at December 31, 2006	603,921	1,108,885
Available for sale	1,055,701	1,769,981
Trading securities	1,166,984	4,655

Total investment securities	2,826,606	2,883,521

Loans held for sale (includes fair value of $240,790 for mortgage loans held at March 31, 2007)	243,130	4,674
Loans	8,040,397	8,331,685
Less: Allowance for loan losses	(73,200)	(74,718)

Net loans	7,967,197	8,256,967

Premises and equipment, net	212,744	209,397
Bank owned life insurance	190,964	189,157
Accrued interest receivable	62,584	63,356
Due from customers on acceptances outstanding	8,954	9,798
Goodwill	181,497	181,497
Other intangible assets, net	28,127	29,858
Other assets	143,840	147,653

Total Assets	$12,302,728	$12,395,027

Liabilities
Deposits:
Non-interest bearing	$1,943,714	$1,996,237
Interest bearing:
Savings, NOW and money market	3,524,577	3,561,807
Time	2,872,904	2,929,607

Total deposits	8,341,195	8,487,651

Short-term borrowings	381,609	362,615
Long-term borrowings (includes fair value of $ 40,000 for FHLB advances at March 31, 2007)	2,278,581	2,278,728
Junior subordinated debentures issued to capital trust, at fair value as of March 31, 2007	209,979	206,186
Bank acceptances outstanding	8,954	9,798
Accrued expenses and other liabilities	151,417	100,459

Total Liabilities	11,371,735	11,445,437

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 181,796,274 shares; issued 122,601,902 shares at March 31, 2007 and 122,658,486 shares at December 31, 2006	41,211	41,212
Surplus	881,533	881,022
Retained earnings	78,533	97,639
Accumulated other comprehensive loss	(14,535)	(30,873)
Less: Treasury stock, at cost, 2,188,921 common shares at March 31, 2007 and 1,533,355 shares at December 31, 2006	(55,749)	(39,410)

Total Shareholders’ Equity	930,993	949,590

Total Liabilities and Shareholders’ Equity	$12,302,728	$12,395,027

*	Share data reflects the five percent common stock dividend declared on April 11, 2007, to be issued May 25, 2007 to shareholders of record on May 11, 2007.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2007	2006
Interest Income
Interest and fees on loans	$138,947	$127,428
Interest and dividends on investment securities:
Taxable	33,048	36,245
Tax-exempt	2,897	3,073
Dividends	2,037	1,429
Interest on federal funds sold and other short-term investments	2,200	222

Total interest income	179,129	168,397

Interest Expense
Interest on deposits:
Savings, NOW, and money market	19,418	17,023
Time	31,764	21,721
Interest on short-term borrowings	3,978	5,411
Interest on long-term borrowings and junior subordinated debentures	27,797	25,701

Total interest expense	82,957	69,856

Net Interest Income	96,172	98,541
Provision for credit losses	1,910	1,294

Net Interest Income after Provision for Credit Losses	94,262	97,247

Non-Interest Income
Trust and investment services	1,780	1,682
Insurance premiums	2,961	2,639
Service charges on deposit accounts	5,696	5,590
Gains on securities transactions, net	26	954
Gains on trading securities, net	5,428	376
Fees from loan servicing	1,390	1,587
Realized and unrealized gains on loans held for sale, net	1,671	665
Gains on sales of premises and equipment, net	16,373	—
Bank owned life insurance	2,127	2,003
Other	3,606	3,873

Total non-interest income	41,058	19,369

Non-Interest Expense
Salary expense	28,528	26,516
Employee benefit expense	7,961	7,172
Net occupancy and equipment expense	12,016	11,585
Amortization of other intangible assets	1,924	2,188
Professional and legal fees	1,655	1,933
Advertising	936	1,799
Other	11,195	9,569

Total non-interest expense	64,215	60,762

Income Before Income Taxes	71,105	55,854
Income tax expense	21,671	14,943

Net Income	$49,434	$40,911

Earnings Per Common Share:*
Basic	$0.41	$0.33
Diluted	0.41	0.33
Cash Dividends Declared Per Common Share*	0.20	0.20
Weighted Average Number of Common Shares Outstanding:*
Basic	120,892,151	122,695,496
Diluted	121,420,900	123,123,321

*	Share data reflects the five percent common stock dividend declared on April 11, 2007, to be issued May 25, 2007 to shareholders of record on May 11, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows from operating activities:
Net income	$49,434	$40,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,131	3,978
Amortization of compensation costs pursuant to long-term stock incentive plans	1,327	1,347
Provision for credit losses	1,910	1,294
Net amortization of premiums and accretion of discounts on securities	180	1,129
Amortization of other intangible assets	1,924	2,188
Gains on securities transactions, net	(26)	(954)
Proceeds from sales of loans held for sale	13,681	12,401
Realized and unrealized gains on loans held for sale, net	(1,671)	(665)
Origination of loans held for sale	(4,794)	(11,139)
Gains on sales of premises and equipment, net	(16,373)	—
Change in fair value of junior subordinated debentures	1,402	—
Net decrease in trading securities	138,995	1,519
Net increase in cash surrender value of bank owned life insurance	(2,127)	(2,003)
Net decrease in accrued interest receivable and other assets	5,276	37,323
Net increase in accrued expenses and other liabilities	34,298	21,148

Net cash provided by operating activities	227,567	108,477

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	28	—
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	43,278	82,277
Purchases of investment securities available for sale	(136,930)	(24,805)
Purchases of investment securities held to maturity	(14,518)	(31,668)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	12,679	38,495
Net decrease (increase) in loans made to customers	33,311	(31,267)
Proceeds from sales of premises and equipment	34,959	—
Purchases of premises and equipment	(10,197)	(9,320)

Net cash (used in) provided by investing activities	(37,390)	23,712

Cash flows from financing activities:
Net decrease in deposits	(146,456)	(210,967)
Net increase (decrease) in short-term borrowings	18,994	(176,837)
Advances of long-term borrowings	40,000	345,000
Repayments of long-term borrowings	(42,292)	(100,097)
Dividends paid to common shareholders	(24,777)	(24,465)
Purchases of common shares to treasury	(18,335)	(2,397)
Common stock issued, net of cancellations	625	608

Net cash used in financing activities	(172,241)	(169,155)

Net increase (decrease) in cash and cash equivalents	17,936	(36,966)
Cash and cash equivalents at beginning of period	419,149	260,045

Cash and cash equivalents at end of period	$437,085	$223,079

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$87,391	$70,179
Cash paid during the period for federal and state income taxes	—	(4,219)
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$820,532	$—
Transfer of investment securities held to maturity to trading securities	498,949	—
Transfer of loans to loans held for sale	254,356	—

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2006 audited financial statements filed on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

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

On April 11, 2007, Valley declared a five percent stock dividend payable on May 25, 2007 to shareholders of record on May 11, 2007. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Effective January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net income (in thousands)	$49,434	$40,911

Basic weighted-average number of common shares outstanding	120,892,151	122,695,496
Plus: Common stock equivalents	528,749	427,825

Diluted weighted-average number of common shares outstanding	121,420,900	123,123,321

Earnings per share:
Basic	$0.41	$0.33
Diluted	0.41	0.33

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled approximately 427 thousand and 1.2 million for the three months ended March 31, 2007 and 2006, respectively.

Note 3. Stock –Based Compensation

Under the 1999 Long-Term Stock Incentive Plan, Valley may award its employees up to 6.6 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At March 31, 2007, approximately 2.1 million shares remain available for issuance under the plan.

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

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.5 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. Of the $1.5 million recognized during the three months ended March 31, 2007, $213 thousand was for the immediate expensing of all options and restricted stock granted to retirement eligible employees in 2007. As of March 31, 2007, the remaining unrecognized amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $13.0 million.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted for the three months ended March 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.5 - 5.2%	4.4 - 4.6%
Dividend yield	3.3	3.7
Volatility	20.0	20.0
Expected term (in years)	7.1	9.0

Note 4. Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of deferred tax and unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of deferred tax; and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$49,434	$40,911

Other comprehensive income (losses), net of tax:
Net change in unrealized gains and losses on securities available for sale	16,355	(11,688)
Less reclassification adjustment for gains and losses included in net income	(17)	(620)
Net change in unrealized gains and losses on derivatives	—	37
Plus reclassification adjustment for gains and losses included in net income	—	664

Other comprehensive income (losses)	16,338	(11,607)

Total comprehensive income	$65,772	$29,304

Note 5. Business Combinations and Dispositions

The following business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

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

Pro forma results of operations for RISC, Inc. for the three months ended March 31, 2006 is excluded as the acquisition did not have a material impact on Valley’s financial statements.

Note 6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements No. 133 and 140.” The new standard provides for, amongst other things, bifurcation and separate fair value accounting for financial instruments with embedded derivatives, including prepayment options embedded in mortgage-backed securities held by Valley. On October 25, 2006, the FASB agreed to expose for comment a draft SFAS No. 133 Implementation Issue that would provide a scope exception for certain mortgage-backed securities from the application of the bifurcation rules under SFAS No. 155. Final guidance on the SFAS No. 133 Implementation Issue is expected to be issued in early 2007. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Valley’s adoption of this standard did not have a significant impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not issued financial statements. Valley’s adoption of SFAS No. 156 did not have a significant impact on its financial condition or results of operations.

On July 13, 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. See Note 14 for further analysis of Valley’s adoption of this standard as of January 1, 2007.

On September 20, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF provides that, in addition to cash surrender value, the amount that could be realized should also take into consideration other amounts included in the policy’s contractual terms. Also, if it is probable that contractual limitations will affect the amount that could be realized, those limitations should be taken into consideration in determining the realizable amounts. EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006. An entity can choose to apply such guidance using either a change in accounting principle through retrospective application to all periods presented or a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Valley’s adoption of this standard resulted in a $319 thousand cumulative-effect adjustment that reduced retained earnings as of January 1, 2007.

On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Effective January 1, 2007, Valley elected to apply the provisions of SFAS No. 157, in conjunction with its adoption of SFAS No. 159, to its financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valley’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Valley’s adoption of SFAS No. 157 at Note 7 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 and within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements. Effective January 1, 2007, Valley elected to adopt SFAS No. 159 and 157. For those items that Valley chose to apply the fair value option as of January 1, 2007, the effect of the re-measurement to fair value was reported as a $42.9 million cumulative effect adjustment, net of tax, reducing the opening balance of retained earnings for the first quarter of 2007. See further discussion and analysis of Valley’s adoption of this standard at Notes 7, 8 and 12 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 7. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2007, Valley elected early adoption of SFAS No. 159 and 157. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified elections dates.

The following table presents information about the eligible financial assets and liabilities for which Valley elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	Carrying Value Prior to Election at January 1, 2007	SFAS No. 159 Transition Adjustment to Retained Earnings	Carrying Value at Fair Value After Adoption at January 1, 2007
	(in thousands)
Assets:
Investment securities:
Held to maturity (1)	$498,949	$18,157	$480,792
Available for sale, cost of $842,229 (1)(2)	820,532	21,697	820,532

Total investment securities	1,319,481	39,854	1,301,324

Loans (3)	254,356	8,684	245,672

Total assets	$1,573,837	$48,538	$1,546,996

Liabilities:
Long-term borrowings (4)	$40,000	$2,145	$42,145
Junior subordinated debentures issued to capital trusts (5)	206,186	2,391	208,577

Total liabilities	$246,186	$4,536	$250,722

Pre-tax cumulative effect of adoption of SFAS No. 159		$53,074
Net unamortized debt issuance costs and loan fees (3)(5)		5,579
Income tax benefit		(15,713)

Cumulative effect of adoption of SFAS No. 159		$42,940

(1)	Selected held to maturity and available for sale securities transferred to the trading securities portfolio at January 1, 2007.
(2)	The $21.7 million pre-tax charge to retained earnings was reclassified from unrealized losses on securities available for sale included in accumulated other comprehensive loss, net of a $8.3 million tax benefit at December 31, 2006.
(3)	Selected mortgage loans were transferred to loans held for sale, effectively, on January 1, 2007. The $ 8.6 million pre-tax charge to retained earnings excludes $95 thousand in unamortized loan origination fees credited to retained earnings at January 1, 2007.
(4)	Represents two fixed rate Federal Home Loan Bank advances redeemed on March 19, 2007.
(5)	The $2.4 million pre-tax charge to retained earnings excludes $5.7 million in unamortized debt issuance costs charged to retained earnings at January 1, 2007.

The following methods were used by management to identify and select existing financial assets and liabilities for the fair value option measurement under SFAS No. 159. The selection methods include multiple criteria specific to each financial instrument. The criteria used in identifying each financial instrument selected for fair value are also discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain financial assets and liabilities with the same classifications as the individual instruments listed below were not selected for fair value measurement because they did not qualify under the identification criteria used by management.

Investment securities. Management identified and elected to fair value 62 existing investment securities categorized as held to maturity and 95 investment securities categorized as available for sale. At January 1, 2007, the total securities selected had a net carrying value of $1.3 billion with a weighted average coupon of 5.15 percent and an estimated duration of over 3.0 years. In determining which investment securities would be appropriate for the fair value option, management reviewed the unamortized premium or discount, interest rate, expected duration, origination date, maturity date, call date and issuer for every held to maturity and available for sale investment security in its investment portfolio at January 1, 2007. In management’s determination, the 157 individual financial instruments selected for fair value measurement have earnings volatility risk (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument), prepayment risk, extension risk (the risk of a financial instrument’s duration lengthening due to the deceleration of prepayments) and market value risk, which exceed the expected return of the investment.

As a result of applying the criteria above, a majority of the securities selected had large unrealized losses. Management believes that the adoption of the fair value measurement option will allow for better matching of the economics of these instruments to potential asset liability management strategies. Upon management’s fair value election, these securities were immediately transferred to trading securities.

Loans. Management identified 1,940 existing residential mortgage loans with a net carrying value of $254.4 million, a weighted average coupon of 4.96 percent and an estimated duration over 3.0 years, which are highly dependent on the movement of interest rates and prepayment speeds. In determining which residential mortgages would be appropriate for the fair value option, management reviewed the entire fixed rate 15-year and 30-year residential loan portfolio. For every loan, management reviewed the prevailing interest rate, origination date, maturity date and expected duration. In addition, management selected high credit quality loans to reduce future changes in market value due to fluctuations in each loan’s non-performance risk. In making the final determination as to which financial instruments met management’s objectives and intent for early adopting SFAS No. 159, management compared the expected return of each residential loan within the aforementioned portfolio versus the potential extension risk, market valuation risk, earnings volatility and likely change in non-performance risk. As a result of applying the criteria above, a majority of the mortgage loans selected had large unrealized losses. In management’s determination, the 1,940 financial instruments selected for fair value have earnings volatility risk, extension risk, and market value risk which exceed the expected long-term return on each loan. Upon management’s fair value election, these mortgage loans were immediately transferred to loans held for sale.

Long-term borrowings. Management identified two existing Federal Home Loan Bank advances with total principal balances of $40.0 million, a weighted average cost of 6.96 percent and an estimated duration of 2.6 years. In determining which long-term borrowings would be appropriate for the fair value option, on an instrument-by-instrument level basis, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date, call date and issuer for every obligation. Management then compared the expected cost of each borrowing versus the potential call risk, price risk and market value risk. Management selected these two long-term borrowings in Valley’s portfolio based on their significantly adverse interest rates as compared to Valley’s average borrowing rates.

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years.

Junior subordinated debentures issued to capital trust: Management designated for fair value Valley’s junior subordinated debentures with a total principal balance of $206.2 million at an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for the debentures, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date and call date. Management then compared the expected cost of the debentures versus the earnings volatility risk of this borrowing and, in part, the opportunity to economically hedge, for a period of time, the $254.4 million in mortgage loans selected to be carried at fair value. In management’s determination, the debentures selected for the fair value measurement option have significant earnings volatility, price and market value risks. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

See “Fair Value Measurement” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on management’s selection of the financial instruments above for fair value measurement.

At January 1, 2007, Valley’s election of the fair value option for the financial assets and liabilities increased Valley’s net deferred tax assets by approximately $7.4 million.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2007 by level within the fair value hierarchy (see Note 6 for further information on the fair value hierarchy). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	March 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,055,701	$1,055,701	$—	$—
Trading securities	1,166,984	1,166,984	—	—
Loans held for sale (1)	243,130	—	243,130	—

Total assets	$2,465,815	$2,222,685	$243,130	$—

Liabilities:
Long-term borrowings (2)	$40,000	$40,000	$—	$—
Junior subordinated debentures issued to capital trusts (3)	209,979	—	209,979	—

Total liabilities (4)	$249,979	$40,000	$209,979	$—

(1)	Consists of $ 240.8 million in mortgage loans Valley selected to carry at fair value and transfer to loans held for sale at January 1, 2007 and $2.3 million in loans carried at lower of cost or market value. The loans held at fair value had contractual unpaid principal balances totaling $248.2 million at March 31, 2007.
(2)	Represents the fair value and contractual unpaid principal obligation of one fixed rate Federal Home Loan Bank advances issued on March 19, 2007 and included in long-term borrowings at March 31, 2007.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $206.2 million at March 31, 2007.
(4)	Excludes one fair value hedge reported at fair value due to its immaterial nature to the consolidated statements of financial condition. See further analysis of this derivative instrument at Note 13.

The following valuation techniques were used to measure fair value of financial instruments in the table above on a recurring basis during the three months ended March 31, 2007. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities: Fair value was estimated using a market approach. For the majority of the investment securities, quoted prices in active markets for each security (Level 1 inputs as defined by SFAS No. 157) are obtained from Interactive Data, a global third party provider of financial market data, analytics and related services to financial institutions and other market participants. Certain investment securities prices are unobtainable from Interactive Data. For these securities, quoted prices are obtained from three dealer market participants which Valley has historically transacted both purchases and sales of investment securities. The fair value utilized for these securities reflects the average mid-market price provided by the three dealer market participants.

Loans held for sale: This category includes certain residential mortgage loans selected by Valley to be carried at fair value under SFAS No. 159. For these residential mortgage loans, fair value is estimated using a market approach that includes significant other observable inputs (Level 2 inputs as defined by SFAS No. 157). The Level 2 fair values were estimated utilizing quoted prices for similar assets in active markets. To determine these fair values, the selected mortgages were put into multiple tranches, or pools, based on the coupon rate of each mortgage. The market prices for each tranche were obtained from Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale on an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated where required to calculate the fair value of each tranche. Non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans during the three months ended March 31, 2007.

Valley uses an aggregate valuation method as described above, to carry all other loans held for sale at the lower of cost or estimated fair market value. Valley will evaluate, on a go-forward basis, the fair value measurement election for all newly originated mortgage loans held for sale.

Long-term borrowings: This category includes one Federal Home Loan Bank advance carried at fair value as of March 31, 2007. Fair value was estimated using a market approach. The Level 1 fair value was estimated using quoted settlement prices from the Federal Home Loan Bank of New York (“FHLB-NY”). The quoted settlement price reflects a current active market, accessible to multiple parties, in which the FHLB-NY would be able to reinvest the proceeds received from settlement of these Federal Home Loan Bank advances. The current settlement prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the quoted settlement prices used in the fair value measurement of the Federal Home Loan Bank advances during the three months ended March 31, 2007, partially due to a blanket pledge agreement which assigns qualifying residential mortgage loans as collateral for the advances.

Junior subordinated debentures issued to capital trusts: The Level 2 fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLY-PA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issue to the Trust have identical terms (see details at Note 12) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three months ended March 31, 2007.

There were no changes to the valuation techniques for fair value measurement during the three months ended March 31, 2007.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006 require certain assets to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred during the three months ended March 31, 2007.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2007 and 2006:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended March 31,
		2007	2006
		(in thousands)
Assets:	Non-Interest Income:
Trading securities	Gains on trading securities, net	$5,428	$376
Loans held for sale	Realized and unrealized gains on loans held for sale, net	1,264	—

Liabilities:	Non-Interest Expense:
Long-term borrowings	Other non-interest expense (1)	—	—
Junior subordinated debentures issued to capital trusts	Other non-interest expense	(1,402)	—

		$5,290	$376

(1)	The three month period ending March 31, 2007 excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the three months ended March 31, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	March 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$10,006	$—	$(129)	$9,877	$10,009	$—	$(181)	$9,828
Obligations of states and political subdivisions	232,001	1,942	(567)	233,376	233,592	2,051	(626)	235,017
Mortgage-backed securities	56,757	18	(1,030)	55,745	342,798	20	(12,427)	330,391
Corporate and other debt securities	205,684	2,737	(2,120)	206,301	423,016	3,179	(10,018)	416,177
FRB & FHLB stock	99,473	—	—	99,473	99,470	—	—	99,470

Total investment securities held to maturity	$603,921	$4,697	$(3,846)	$604,772	$1,108,885	$5,250	$(23,252)	$1,090,883

On January 1, 2007, Valley elected the fair value measurement option under SFAS No. 159 for 62 individual investment securities held to maturity and transferred these securities to trading securities. Immediately prior to the adoption of SFAS No. 159, these held to maturity securities had carrying values totaling $498.9 million and net unrealized losses totaling $18.2 million. Prior to Valley’s initial evaluation of SFAS No. 159 in March 2007, Valley had the intent and ability to hold the securities classified as held to maturity that were transferred to trading securities for the time necessary to recover the unamortized cost.

The $498.9 million in investment securities held to maturity transferred to trading securities on January 1, 2007 included $215.5 million in trust preferred securities issued by other financial institutions that are callable or contain call option provisions that occur during the first six months of 2007. At March 31, 2007, $101.0 million of the original $215.5 million in trust preferred securities transferred to trading securities were called for early redemption, which resulted in a $193 thousand trading loss for the three months ended March 31, 2007. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 6, 7 and 12 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2007 was 98 compared to 176 at December 31, 2006. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in corporate and other debt securities consists of trust preferred securities. Valley has the intent and ability to hold the securities contained in the table above until maturity. Management does not believe that any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	March 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$399,743	$25	$(4,600)	$395,168	$407,730	$6	$(6,955)	$400,781
Obligations of states and political subdivisions	45,854	1,019	(19)	46,854	46,765	1,105	(18)	47,852
Mortgage-backed securities	488,161	2,659	(4,453)	486,367	1,282,520	1,859	(27,742)	1,256,637
Corporate and other debt securities	27,121	49	(282)	26,888	27,132	33	(197)	26,968
Equity securities	99,622	1,846	(1,044)	100,424	37,258	905	(420)	37,743

Total investment securities available for sale	$1,060,501	$5,598	$(10,398)	$1,055,701	$1,801,405	$3,908	$(35,332)	$1,769,981

On January 1, 2007, Valley elected the fair value measurement option under SFAS No. 159 for 95 individual investment securities available for sale and transferred these securities to trading securities. Immediately prior to the adoption of SFAS No. 159, these available for sale securities had carrying values totaling $820.5 million and net unrealized losses totaling $21.7 million. Prior to Valley’s initial evaluation of SFAS No. 159 in March 2007, Valley had the intent and ability to hold the securities classified as available for sale that were transferred to trading securities for the time necessary to recover the unamortized cost.

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2007 was 223 compared to 335 at December 31, 2006. The unrealized losses for the U.S. Treasury securities and other government agencies are on notes issued by FNMA and FHLMC and the unrealized losses for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. The unrealized losses for equity securities are mainly comprised of preferred stock issued by FHLMC and FNMA and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The fair value of trading securities at March 31, 2007 and December 31, 2006 were as follows:

TRADING SECURITIES

	March 31, 2007	December 31, 2006
U.S. Treasury securities and other government agencies	$116	$—
Obligations of states and political subdivisions	2,954	4,655
Mortgage-backed securities	1,054,996	—
Corporate and other debt securities	108,910	—
Equity securities	8	—

Total trading securities	$1,166,984	$4,655

Note 9. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2007 and 2006.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Balance at beginning of period	$181,497	$179,898
Goodwill from business combinations	—	1,599

Balance at end of period	$181,497	$181,497

The following table summarizes other intangible assets as of March 31, 2007 and December 31, 2006:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2007
Loan servicing rights	$75,897	$(62,847)	$13,050
Core deposits	30,701	(18,083)	12,618
Other	6,395	(3,936)	2,459

Total other intangible assets	$112,993	$(84,866)	$28,127

December 31, 2006
Loan servicing rights	$75,941	$(62,131)	$13,810
Core deposits	31,333	(18,023)	13,310
Other	6,395	(3,657)	2,738

Total other intangible assets	$113,669	$(83,811)	$29,858

In accordance with the amortization method prescribed in SFAS No. 156, loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Impairment on loan servicing is assessed at each reporting period based upon fair value of observable market prices for similar assets. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 11 years. Valley recognized amortization expense on other intangible assets of $1.9 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2007	$2,772	$1,894	$657
2008	2,805	2,303	289
2009	2,172	2,013	267
2010	1,604	1,739	266
2011	1,191	1,464	234
Thereafter	2,506	3,205	746

Total	$13,050	$12,618	$2,459

Note 10. Pension Plan

VNB has a non-contributory defined benefit plan covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is VNB’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, VNB has a supplemental non-qualified, non-funded retirement plan which is designed to supplement the pension plan for key officers.

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$1,158	$1,078
Interest cost	1,094	953
Expected return on plan assets	(1,342)	(1,208)
Amortization of prior service cost	137	31
Amortization of net loss	65	100

Net periodic pension expense	$1,112	$954

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $211.9 million as of March 31, 2007. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $117.0 million, or 55.2 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had an $1.1 million liability recorded as of March 31, 2007 relating to the standby letters of credit.

Note 12. Junior Subordinated Debentures Issued To Capital Trust

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to the Trust at fair value under SFAS No. 159. Management selected the debentures for fair value measurement due to their earnings volatility, economic price and market value risk and the potential opportunity for management to mitigate such risks through applying certain risk management strategies in the future. The initial fair value measurement of the junior subordinated debentures issued to the Trust resulted in a $5.3 million reduction in retained earnings at January 1, 2007. This transition adjustment to retained earnings includes a gross market value adjustment of $2.4 million and unamortized debt issuance costs of $5.7 million, net of taxes totaling $2.8 million. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 6, 7 and 8 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of March 31, 2007 and December 31, 2006:

	VNB Capital Trust I
	March 31, 2007	December 31, 2006
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$209,980	$206,186
Contractual principal balance	$206,186	$206,186
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Call date: November 7, 2006

Trust Preferred Securities:
Face value	$200,000	$200,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates (2): Quarterly

(1)	Carried at fair value on consolidated statements of financial condition at March 31, 2007.
(2)	All cash distributions are cumulative.

For the three months ended March 31, 2007, other expense includes a pre-tax loss of $1.4 million for the changes in fair value of the junior subordinated debentures issued to the Trust.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at March 31, 2007 and December 31, 2006. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2007 and December 31, 2006, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of March 31, 2007 and 2006, the fair value hedge had a fair value of $11 thousand and $132 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. Due to the immaterial nature of the fair value hedge’s current and potential future fair value to Valley’s consolidated statements of financial condition, it was excluded from the fair value measurement disclosures at Note 7.

Cash Flow Hedge

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

At March 31, 2006, the statement of comprehensive income included unrealized losses of $1.1 million, net of related income taxes of $742 thousand for derivatives designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments are received on the applicable variable rate loans. For the three months ended March 31, 2006, an unrealized loss of $1.1 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the three months ended March 31, 2007 and 2006.

Subsequent Derivative Transactions

During April 2007, Valley executed a series of interest rate derivative transactions. The purpose of the derivative transactions was to offset volatility in changes in the market value of the certain financial assets subject to SFAS No. 159. These derivative transactions will not be designated as hedges under SFAS No. 133, but will be marked to market through income. See additional information at Item 2, “Management’s Discussion and Analysis of the Financial Condition and Results of Operations.”

Note 14. Income Taxes

On January 1, 2007, Valley adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” The adoption of FIN 48 resulted in no cumulative effect adjustment to the consolidated statements of financial condition.

As of March 31, 2007 and January 1, 2007, Valley had $15.8 million and $16.8 million established for tax uncertainties, which, if recognized, would favorably affect the effective income tax rate in future periods. Valley recognized through a reduction in income tax expense $1.5 million for state tax uncertainties due to the completion of a state tax examination in the first quarter of 2007.

Valley recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Valley had approximately $230 thousand and $501 thousand for the payment of interest accrued at March 31, 2007 and December 31, 2006, respectively. Interest expense recognized for the three months ended March 31, 2007 was immaterial.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. The Internal Revenue Service recently completed an examination of the 2002 and 2003 tax years, there were no material adjustments.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 16. Recent Developments

On April 11, 2007, Valley’s Board of Directors declared a five percent stock dividend payable on May 25, 2007 to shareholders of record on May 11, 2007 and announced its intention to increase the annual cash dividend rate to $0.84 per common share, on an after-stock dividend basis, representing an increase of approximately two percent effective with Valley’s June 2007 dividend declaration.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•

unanticipated changes in the direction of interest rates, especially in light of Valley’s recent early adoption of SFAS No. 159 and 157, which may make its earnings more volatile to changes in interest rates;

•	a change in the effectiveness of market value hedging strategies;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new accounting pronouncements, including SFAS No. 159;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	unanticipated litigation pertaining to fiduciary responsibility.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006. Valley has identified its policies on the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit & Risk Committee of Valley’s Board of Directors.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the statement of consolidated financial condition. Note 1 of the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this MD&A.

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

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $181.5 million at March 31, 2007 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

The initial recording and subsequent impairment tests of goodwill and other intangible assets are subject to the provisions of SFAS No. 157 which Valley adopted as of January 1, 2007.

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

In connection with determining its income tax provision under SFAS No. 109 and FIN No. 48, Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006, the “Income Taxes” section below, and Note 14 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include additional discussion on the accounting for income taxes.

Executive Summary

Valley experienced stronger than normal first quarter earnings with net income of $49.4 million for the first quarter of 2007 compared to $40.9 million for the first quarter of 2006, an increase of 20.8 percent. The increase is mainly due to the gain on sale of a Manhattan office building and the recognition of net gains on the change in fair value of financial assets and liabilities measured under SFAS No. 159 which are discussed in further detail below. Adjusting for a five percent stock dividend declared April 11, 2007, payable May 25, 2007 to shareholders of record on May 11, 2007, fully diluted earnings per common share were $0.41 for the first quarter of 2007 as compared to $0.33 per common share from the same quarter of 2006. All other common share data presented was adjusted to reflect the stock dividend.

During the first quarter of 2007, net interest income on a tax equivalent basis declined by $524 thousand from the fourth quarter of 2006 due to a $4.4 million decrease in interest income, or a 5 basis point decrease in the tax equivalent yield of average interest earning assets, partially offset by a $3.8 million decline in interest expense, or a 13 basis point decline in the cost of average interest bearing liabilities. The moderate decline in net interest income during the quarter was mainly attributable to a reduction in loan prepayment penalties of $1.4 million and two less days during the first quarter of 2007 as compared to the fourth quarter of 2006. Valley’s cost of total deposits remained relatively low by industry standards at 2.44 percent for the first quarter of 2007 compared to 2.52 percent for the three months ended December 31, 2006. The decrease of 8 basis points was primarily a result of Valley’s continued efforts to reduce higher cost funding sources during the first quarter of 2007.

The provision for credit losses was $1.9 million for the first quarter of 2007 compared to $3.2 million for the fourth quarter of 2006. The decreased provision during the quarter reflects a slight decline in the loan portfolio and the level of net loan charge-offs, as well as Valley’s assessment of the current economic environment.

Effective January 1, 2007, Valley elected early adoption of SFAS No.159 and 157. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, Valley selected the fair value measurement option for various pre-existing financial assets and liabilities, including investment securities from both the held to maturity and available for sale portfolios with carrying values immediately prior to adoption totaling approximately $1.3 billion, mortgage loans of $254.4 million, Federal Home Loan Bank advances of $40.0 million and junior subordinated debentures issued to capital trusts (commonly known as “trust preferred securities”) of $206.2 million. The initial fair value measurement of these items resulted in a $29.5 million reduction in stockholders’ equity as of January 1, 2007. This one-time charge is comprised of a $42.9 million cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings offset by a $13.4 million decrease in accumulated other comprehensive loss relating to Valley’s election of the fair value option for approximately $820.5 million available for sale securities at January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in current earnings.

The adoption of SFAS No. 159 had an immaterial impact on Valley’s yield on interest earning assets, cost of funds, and net interest margin for the three months ended March 31, 2007. Valley believes its adoption of SFAS No. 159 will have a positive impact on its ability to better manage the balance sheet and the market and interest rate risks associated with certain financial instruments, while potentially benefiting the net interest margin, net interest income, net income and earnings per common share during the remainder of 2007, as well as in future periods.* However, Valley’s earnings may be more sensitive to changes in interest rates due to the adoption of the standard and could be negatively impacted if Valley’s risk management strategies, including the derivative transactions discussed below, used in the future do not effectively mitigate Valley’s interest rate risk. See additional discussion and analysis at the “Fair Value Measurement” section below and Notes 6, 7, 8 and 12 to the unaudited consolidated financial statements.

During April 2007, Valley executed a series of interest rate derivative transactions. The purpose of the derivative transactions was to offset volatility in changes in the market value of the certain trading securities subject to SFAS No. 159. These derivative transactions will not be designated as hedges under SFAS No. 133, but will be marked to market through income. Valley intends to adjust or unwind the notional amount of the derivative transaction periodically based upon its volatility or as a result of market events and the performance of the trading securities hedged over time. See “Fair Value Measurement” section below for further details on the derivative transactions.

Loans decreased $291.3 million to approximately $8.0 billion at March 31, 2007, compared to $8.3 billion at December 31, 2006, primarily due to Valley’s election to transfer $240.8 million in residential mortgage loans, at fair value as of March 31, 2007, to loans held for sale. The remaining linked quarter decrease in loans is mainly attributable to the seasonality of demand from Valley’s New York City lending customers and residential mortgage loans, partially offset by strong demand for automobile loans during the first quarter of 2007. Automobile loan volumes were exceptionally strong as Valley focused its efforts to expand the geographic presence of its indirect auto loan origination franchise.

The seasonality of the loan portfolio combined with a continued reduction of the investment securities portfolio through normal principal paydowns lessened Valley’s funding needs during the first quarter of 2007. As a result, higher cost brokered certificates of deposits and custodial deposits decreased approximately $51 million and $25 million, respectively, during the quarter, while management focused on expanding retail deposit accounts which have a greater potential for cross-selling other Valley financial services and products.

Valley sold a nine-story building in Manhattan for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings as allowed under sale-leaseback accounting rules. The remaining $15.9 million portion of the gain was deferred and will be amortized into earnings over the 20 year term of the lease. Although Valley is not in the real estate business, Valley owns over 90 properties with estimated unrealized equity of over $200 million. There are no current plans to sell these properties, however management is always attentive to opportunities that will produce the best long-term returns for our shareholders.

Non-interest income for the first quarter of 2007 increased $21.3 million, or 107.4 percent from $19.8 million for the quarter ended December 31, 2006 mainly due to a $12.6 million increase in net gains on sale of premises and equipment. In the fourth quarter of 2006 and first quarter of 2007, Valley sold Manhattan office space and recognized gains of $3.8 million and $16.4 million, respectively. Net gains on trading securities increased $5.2 million from the fourth quarter of 2006 primarily due to the mark to market adjustment on approximately $1.2 billion in trading securities at March 31, 2007. Net realized and unrealized gains on loans held for sale increased $1.5 million from the fourth quarter of 2006 due to a $1.3 million mark to market adjustment on approximately $240.8 million in mortgage loans held for sale that Valley elected to carry at fair value under SFAS No. 159 on January 1, 2007. Also contributing to the increase in non-interest income for the first quarter of 2007 were net gains on securities transactions totaling $26 thousand compared to net losses on securities transactions of $2.3 million in the fourth quarter of 2006.

Non-interest expense increased $2.2 million, or 3.5 percent to $64.2 million for the first quarter of 2007 from $62.0 million for the linked quarter ended December 31, 2006. Salary and employee benefits increased $1.6 million primarily due to higher payroll taxes during the current period as annual tax limits on employee income reduced such expenses in the fourth quarter of 2006. Other non-interest expense also increased due to a $1.4 million mark to market adjustment on $210.0 million in junior subordinated debentures issued to capital trusts. Partially offsetting the increases, advertising expense decreased $882 thousand from $1.8 million in the fourth quarter of 2006 mainly due to a decrease in various Valley branding promotions.

For the three months ended March 31, 2007, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 21.57 percent and an annualized return on average assets (“ROA”) of 1.63 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 27.99 percent for the first quarter of 2007. The comparable ratios for the first quarter of 2006, were an annualized ROE of 17.40 percent, an annualized ROA of 1.34 percent, and an annualized ROATE of 22.61 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Net income	$49,434	$40,911

Average shareholders’ equity	$916,693	$940,319
Less: Average goodwill and other intangible assets	(210,202)	(216,521)

Average tangible shareholders’ equity	$706,491	$723,798

Annualized ROATE	27.99%	22.61%

Valley’s management believes the ROATE measure provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

Net Interest Income

Net interest income on a tax equivalent basis decreased $2.5 million, or 2.5 percent, to $97.8 million for the first quarter of 2007 over the same quarter of 2006. The decrease from the first quarter of 2006 was mainly a result of a 57 basis point increase in funding costs totaling $13.1 million, partially offset by a 45 basis point increase in yields on interest earning assets and a $10.6 million increase in interest income.

For the first quarter of 2007, average loans increased $141.5 million or 1.7 percent while average investment securities decreased $429.0 million or 13.0 percent over the same period in 2006. Compared to the fourth quarter of 2006, average loans declined by $53.5 million due to the seasonality of the loan portfolio, while the average investment securities decreased $131.0 million due to normal principal paydowns and a reallocation of these funds to better position the balance sheet based on the inverted yield curve.

Average interest bearing liabilities for the quarter ended March 31, 2007 decreased approximately $39.6 million, or 0.4 percent compared with the quarter ended March 31, 2006. Compared to the fourth quarter of 2006, average interest bearing deposits decreased $98.3 million, or 1.0 percent mainly due to Valley’s efforts to reduce higher cost funding sources. Average savings, NOW and money market balances declined $44.5 million during the first quarter of 2007 from the fourth quarter of 2006 caused in large part by bids lost for $25.0 million in custodial deposits. Average time deposits decreased $44.9 million from the fourth quarter of 2006 due to management’s reduction of brokered certificates of deposits by approximately $50.5 million, while management continues its focus on retaining consumer and commercial deposit relationships which have a greater potential for expanded account services. Short-term and long-term borrowings both moderately declined during the first quarter of 2007. Management evaluates short-term and long-term borrowings as funding alternatives to deposits based upon need, cost and term.

Interest on loans, on a tax equivalent basis, decreased $4.1 million, or 2.8 percent for the first quarter of 2007 compared to the fourth quarter of 2006 mainly due to a 16 basis point decrease in the tax equivalent average loan yield, a $1.4 million decline in loan prepayment fees, and two less days as compared to the linked quarter. Interest from investments, on a tax equivalent basis, decreased $424 thousand for the three months ended March 31, 2007 compared with the quarter ended December 31, 2006 due to lower average balances as Valley continues to position the balance sheet for the long-term and move away from fixed rate securities with low yields and longer durations.

Interest expense for the three months ended March 31, 2007 decreased $3.8 million, or 4.4 percent compared with the quarter ended December 31, 2006 mainly due a reduction of higher cost funding sources and two less days as compared to the linked quarter.

The following table reflects the components of net interest income for the three months ended March 31, 2007, December 31, 2006 and March 31, 2006:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2007			December 31, 2006			March 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,292,884	$138,983	6.70%	$8,346,362	$143,060	6.86%	$8,151,381	$127,472	6.26%
Taxable investments (3)	2,580,236	35,085	5.44	2,709,053	35,484	5.24	2,990,948	37,674	5.04
Tax-exempt investments (1)(3)	279,176	4,457	6.39	281,366	4,482	6.37	297,505	4,726	6.35
Federal funds sold and other interest bearing deposits	168,873	2,200	5.21	152,546	2,063	5.41	17,624	222	5.04

Total interest earning assets	11,321,169	180,725	6.39	11,489,327	185,089	6.44	11,457,458	170,094	5.94

Allowance for loan losses	(72,186)			(75,359)			(75,534)
Cash and due from banks	205,454			203,064			206,442
Other assets	711,815			737,163			712,731
Unrealized loss on securities available for sale	(7,263)			(31,444)			(46,219)

Total assets	$12,158,989			$12,322,751			$12,254,878

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,559,302	$19,418	2.18%	$3,603,822	$20,048	2.23%	$3,916,783	$17,023	1.74%
Time deposits	2,894,086	31,764	4.39	2,938,977	33,265	4.53	2,529,421	21,721	3.43

Total interest bearing deposits	6,453,388	51,182	3.17	6,542,799	53,313	3.26	6,446,204	38,744	2.40
Short-term borrowings	371,911	3,978	4.28	373,838	4,340	4.64	565,787	5,411	3.83
Long-term borrowings (4)	2,486,780	27,797	4.47	2,493,764	29,144	4.67	2,339,703	25,701	4.39

Total interest bearing liabilities	9,312,079	82,957	3.56	9,410,401	86,797	3.69	9,351,694	69,856	2.99

Non-interest bearing deposits	1,924,645			1,929,283			1,939,995
Other liabilities	5,572			23,404			22,870
Shareholders’ equity	916,693			959,663			940,319

Total liabilities and shareholders’ equity	$12,158,989			$12,322,751			$12,254,878

Net interest income/interest rate spread (5)		$97,768	2.83%		$98,292	2.75%		$100,238	2.95%

Tax equivalent adjustment		(1,596)			(1,606)			(1,697)

Net interest income, as reported		$96,172			$96,686			$98,541

Net interest margin (6)			3.40%			3.37%			3.44%
Tax equivalent effect			0.05			0.05			0.06

Net interest margin on a fully tax equivalent basis (6)			3.45%			3.42%			3.50%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2007 Compared with March 31, 2006
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$2,244	$9,267	$11,511
Taxable Investments	(5,434)	2,845	(2,589)
Tax-exempt investments (1)	(293)	24	(269)
Federal funds sold and other
Interest bearing deposits	1,970	8	1,978

Total (decrease) increase in interest income	(1,513)	12,144	10,631

Interest Expense:
Savings, NOW and money market deposits	(1,658)	4,053	2,395
Time deposits	3,429	6,614	10,043
Short-term borrowings	(2,017)	584	(1,433)
Long-term borrowings and junior subordinated debentures	1,638	458	2,096

Total increase in interest expense	1,392	11,709	13,101

(Decrease) increase in net interest income	$(2,905)	$435	$(2,470)

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the first quarter of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Trust and investment services	$1,780	$1,682
Insurance premiums	2,961	2,639
Service charges on deposit accounts	5,696	5,590
Gains on securities transactions, net	26	954
Gains on trading securities, net	5,428	376
Fees from loan servicing	1,390	1,587
Realized and unrealized gains on loans held for sale, net	1,671	665
Gains on sales of premises and equipment, net	16,373	—
Bank owned life insurance	2,127	2,003
Other	3,606	3,873

Total non-interest income	$41,058	$19,369

Non-interest income represented 18.6 percent and 10.3 percent of total interest income plus non-interest income for the first quarter of 2007 and 2006, respectively. Non-interest income increased $21.7 million or 112.0 percent for the first quarter of 2007 compared with the same period in 2006.

Insurance premiums increased $322 thousand or 12.2 percent for the quarter of 2007 compared with the same period in 2006. The increase is mainly due to the acquisition of RISC Inc., an all-line wholesale insurance agency offering property and casualty, life and health insurance, on April 4, 2006.

Gains on securities transactions, net decreased $928 thousand for the three months ended March 31, 2007 compared with the same period in 2006 due to nominal sales activity in the available for sale investment securities portfolio during the first quarter of 2007.

Gains on trading securities, net increased $5.1 million due to the mark to market adjustment on approximately $1.2 billion in trading securities at March 31, 2007.

Realized and unrealized gains on loans held for sale, net increased $1.0 million primarily due to a $1.3 million mark to market adjustment on approximately $240.8 million in mortgage loans held for sale that Valley elected to carry at fair value under SFAS No. 159 on January 1, 2007.

Gains on sales of premises and equipment, net increased $16.4 million due to an immediate gain recognized on the sale of a Manhattan office building in March 2007. See “Executive Summary” section above for further details on the building sale transaction.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Salary Expense	$28,528	$26,516
Employee benefit expense	7,961	7,172
Net occupancy and equipment expense	12,016	11,585
Amortization of other intangible assets	1,924	2,188
Professional and legal fees	1,655	1,933
Advertising	936	1,799
Other	11,195	9,569

Total non-interest expense	$64,215	$60,762

Non-interest expense increased by $3.5 million, or 5.7 percent to approximately $64.2 million for the quarter ended March 31, 2007 from $60.8 million for the quarter ended March 31, 2006 partially due to the addition of ten de novo branches over the last twelve month period. The de novo branch openings expanded Valley’s branch network by nearly four percent as compared to the first quarter of 2006.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 46.79 percent and 51.53 percent for the three months ended March 31, 2007 and 2006, respectively. The decrease is primarily due to growth in non-interest income during the period (See discussion of non-interest income variances above), partially offset by an increase in non-interest expense as well as a decline in net interest income. Valley strives to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased $2.8 million, or 8.3 percent for the three months ended March 31, 2007 compared with the same period in 2006. The increase is mainly due to additional expenses incurred to support the expanded branch operations resulting from the de novo branches opened during the last twelve months, as well as higher health care insurance, stock-based incentive compensation and pension costs.

Net occupancy expense increased $431 thousand, or 3.7 percent for the three months ended March 31, 2007 compared with the same period in 2006. The increase is largely due to the addition of ten de novo branches since March 31, 2006, including two new offices opened in the first quarter of 2007.

Advertising expense decreased $863 thousand from $1.8 million in the first quarter of 2006 mainly due to a decrease in various Valley branding promotions.

Other non-interest expense increased $1.6 million due to a $1.4 million mark to market adjustment on $210.0 million in junior subordinated debentures issued to capital trusts that Valley elected to carry at fair value under SFAS No. 159 on January 1, 2007.

Income Taxes

Income tax expense was $21.7 million for the first quarter of 2007, reflecting an effective tax rate of 30.5 percent, compared with $14.9 million for the first quarter of 2006, reflecting an effective tax rate of 26.8 percent. The increase over the prior comparable quarter was primarily due to higher state income tax expense resulting from a change in state tax regulations.

For the nine months remaining in 2007, Valley anticipates an effective tax rate of approximately 28.0 percent, compared to 30.5 percent for the three months ended March 31, 2007.* The projected rate is based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal or state income tax laws.

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

The following tables present the financial data for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,882,414	$4,410,470	$3,028,285	$—	$11,321,169
Income before income taxes	15,333	27,963	13,926	13,883	71,105
Return on average interest earning assets before income taxes	1.58%	2.54%	1.84%	NA	2.51%
NA—not applicable

	Three Months Ended March 31, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,851,691	$4,297,456	$3,308,311	$—	$11,457,458
Income (loss) before income taxes	17,194	29,825	16,302	(7,467)	55,854
Return on average interest earning assets before income taxes	1.79%	2.78%	1.97%	NA	1.95%
NA—not applicable

Consumer Lending

The consumer lending portfolio is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. Historically, principal cash flows increase in declining interest rate environments, reflecting the negative convexity (as explained below) of the portfolio’s residential mortgage loans. The automobile loans within the portfolio have an average weighted life of approximately 24 months, relatively irrespective of movements in the market level of interest rates. During the quarter, approximately $254.4 million of residential mortgage loans were selected by Valley to be carried at fair value under SFAS No. 159. As of March 31, 2007, the carrying value of the residential mortgage loans classified as fair value was $240.8 million. The amount of gains or losses from fair value changes for residential loans carried at fair value for the three months ended March 31, 2007 are reflected in the corporate and other adjustments segment.

For the three months ended March 31, 2007, income before income taxes decreased $1.9 million to $15.3 million, compared with the three months ended March 31, 2006. The return on average interest earning assets before income taxes decreased to 1.58 percent compared with 1.79 percent for the prior year period. The decrease was primarily due to the decline in net interest income and higher internal transfer expense. Net interest income decreased $1.3 million to $31.2 million when compared to $32.5 million for the same period last year. A $3.6 million increase in interest income, primarily as a result of a $30.7 million increase in average consumer lending balances and an increase on the average yield, was offset by an increase in interest expense due to higher funding costs. Average interest rates on loans increased 33 basis points to 5.96 percent, while the interest expense associated with funding sources increased 49 basis points to 2.75 percent.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the three months ended March 31, 2007, income before income taxes decreased $1.9 million to $28.0 million compared with the three months ended March 31, 2006, primarily due to an increase in internal transfer expense and higher provision for loan losses, partially offset by an increase in net interest income. The return on average interest earning assets before income taxes was 2.54 percent compared with 2.78 percent for the prior year period. Average interest earning assets increased $113.0 million, primarily due to aviation leasing and commercial mortgage loan growth. The average yield on commercial lending increased 40 basis points to 7.19 percent primarily due to an increased prime lending rate while the costs associated with funding sources increased 49 basis points to 2.75 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments, trading assets and federal funds sold. The fixed rate investments held within this portfolio are Valley’s least sensitive assets to changes in market interest rates. During the quarter, approximately $1.3 billion of investments were selected by Valley to be carried at fair value under SFAS No. 159. As of March 31, 2007, the carrying value of the investments classified as fair value was $1.3 billion. Additionally, due to the daily repricing nature of federal funds sold, management considers the balance to be fair valued as of each reporting date. As of March 31, 2007, $222 million of federal funds sold were included in the Investment Management segment. The amount of gains or losses from fair value changes for investments carried at fair value for the three months ended March 31, 2007 are reflected in the corporate and other adjustments segment.

For the three months ended March 31, 2007, income before income taxes decreased $2.4 million to $13.9 million compared with the three months ended March 31, 2006, primarily due to lower net interest income. The return on average interest earning assets before income taxes decreased to 1.84 percent compared with 1.97 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 43 basis points to 5.76 percent and the rate associated with funding sources increased 49 basis points to 2.75 percent. Average investments decreased $280.0 million or 8.5 percent due to normal principal paydowns, investment sales and calls on trust preferred securities. A majority of the proceeds were reallocated to higher yielding assets in other business segments.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to Capital Trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts. The income before income taxes for the corporate segment increased by $21.4 million to $13.9 million for the three months ended March 31, 2007 when compared with the $7.5 million loss for the three months ended March 31, 2006. The increase was primarily due to higher non interest income resulting from a $16.4 million gain on the sale of premises and equipment and mark to market fair value gains of $6.5 million during the first quarter of 2007. Increases in non-interest expense attributable to de novo branches and mark to market fair value losses of $1.4 million related to the junior subordinated notes, partly mitigated the increase in non-interest income. During the quarter, approximately $206 million of junior subordinated notes and $40 million of Federal Home Loan Bank advances were selected by Valley to be carried at fair value under SFAS No. 159. The amount of gains or losses from fair value changes for residential loans carried at fair value for the three months ended March 31, 2007 are reflected in the corporate and other adjustments segment.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate Valley’s sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for Valley, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. Valley has predominately focused on managing its interest rate risk, mainly without the use of derivatives, but rather by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities. With the early adoption of SFAS No. 159, management has the fair value measurement option available for new financial assets, financial liabilities, and derivative transactions potentially entered into as part of its on-going interest rate risk management activities.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2007. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2007.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2007. New interest earning asset and interest bearing liability originations and rate spreads are estimated utilizing Valley’s actual originations during the first quarter of 2007. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2007. The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2007
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$20,283	5.36%
+1.00	10,421	2.75
(1.00)	(12,793)	(3.38)
(2.00)	(19,092)	(5.04)

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

Fair Value Measurement

Effective January 1, 2007, Valley elected early adoption of SFAS No. 159 and 157. SFAS No. 159, which was issued on February 15, 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption, Valley elected to record the following pre-existing financial assets and financial liabilities at fair value:

•

Investment securities with a carrying value totaling $1.3 billion, a weighted average yield of 5.15 percent and an estimated duration greater than 3 years. Approximately $498.9 million of the $1.3 billion in investment securities were previously categorized as held to maturity securities. This entire portfolio was transferred to trading securities.

•

Residential mortgage loans with a carrying value totaling $254.4 million, a weighted average yield of 4.96 percent and an estimated duration greater than 3 years. This entire portfolio was transferred to loans held for sale.

•	Federal Home Loan Bank advances with a carrying value totaling $40 million, a fixed weighted average cost of 6.96 percent and an estimated duration of approximately 2.6 years.

•	Junior subordinated debentures issued to capital trust with a carrying value totaling $206.2 million, a fixed coupon rate of 7.75 percent and an estimated duration greater than 10 years.

The adoption of SFAS No. 159 increased Valley’s yield on average interest earning assets by two basis points to 6.39 percent, while the cost of average interest bearing liabilities decreased approximately one basis point to 3.56 percent for the three months ended March 31, 2007. The adoption of the standard also resulted in a one basis point increase in the net interest margin to 3.40 percent, while the net interest margin on a tax equivalent basis remained unchanged at approximately 3.45 percent for the first quarter of 2007. The adoption of SFAS No. 159 could have an impact on executive compensation which is based upon, among other things, improved financial performance.

Management’s Reasons for Electing Fair Value Option

In March 2007, Valley’s management team set in motion its initial evaluation of all the potential impacts of the provisions of SFAS No. 159 and 157 on Valley’s balance sheet and its risk management strategies. After a thorough analysis and discussions with Valley’s Board of Directors, management elected to early adopt the standards, with the Board’s final approval, on April 2, 2007. Valley’s adoption of SFAS No. 159 reflects management’s desire to mitigate the potential price and market risk of certain financial instruments that may have a greater propensity to price and market changes than other financial instruments on Valley’s balance sheet. Management’s efforts to reduce price and market risk of financial instruments with the highest potential future earnings volatility (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument) and prepayment risk are consistent with Valley’s risk management activities. Additionally, management believes that the option to fair value select financial assets and liabilities will enhance the effectiveness of its risk management activities, which were, in part, limited by management’s avoidance of applying complex hedge accounting provisions prior to the issuance of SFAS No. 159.

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments carried at fair value will expand the transparency of management’s risk management activities and mechanics of certain financial transactions at management’s disposal.

SFAS No. 159 prohibits the election of the fair value option for deposit liabilities which are withdrawable on demand. These types of deposits are a material component of Valley’s balance sheet and risk management activities and accordingly, set certain limitations on the number and amount of financial instruments management ultimately selected for fair value measurement at January 1, 2007. Below are additional details on management’s selection of certain eligible items for fair value measurement.

Investment securities. Management identified and elected to fair value 62 existing held to maturity securities and 95 available for sale securities with a total carrying value of $1.3 billion immediately prior to adoption of SFAS No. 159 due to their significant earnings volatility, prepayment, extension, and market value risk as compared to the remaining investment portfolio. In order to potentially mitigate these risks, management elected to fair value these securities with the intent to potentially hedge or sell such securities, in which case the securities may be replaced by securities or other asset classifications, carried at fair value, with acceptable risk characteristics. However, management could elect to invest sale proceeds in other asset classifications not carried at fair value based on changes or perceived changes in the financial markets, in whole or partially due to one or more of the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2006. Upon management’s fair value election, these securities were immediately transferred to trading securities.

During April 2007, Valley executed a series of interest rate derivative transactions with a notional amount of approximately $1 billion. The purpose of the derivative transactions was to offset volatility in changes in the market value of approximately $820.5 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. The derivative transactions did not offset the volatility in the trading securities to the extent expected. To that end, Valley has terminated a portion of the derivative’s notional amount and sold approximately $477.5 million of the corresponding trading securities. Additionally, in April 2007, Valley sold $284.4 million of the $498.9 million in held to maturity securities transferred to trading securities on January 1, 2007. The sales proceeds from all of the trading securities transactions were primarily reinvested in U.S. Treasury securities and other short-term government agencies held at fair value in the trading securities portfolio, with the remainder of the proceeds reinvested in overnight federal funds sold. The derivative transactions are not designated as hedges under SFAS No. 133, but will be marked to market through income. Valley may adjust or unwind the remaining notional amount of the derivative transaction based upon its volatility or as a result of market changes and the performance of trading securities hedged over time.

On January 1, 2007, the $498.9 million in investment securities held to maturity transferred to trading securities included $215.5 million in trust preferred securities issued by other financial institutions that are callable or contain call option provisions that occur during the first six months of 2007. Valley reported that it could incur losses of $4.4 million, net of tax, should these securities be called during the six months ended June 30, 2007 in its Annual Report of Form 10-K for the year ended December 31, 2006. Due to the fair value election, Valley recorded a $5.5 million, net of tax, adjustment to retained earnings for these securities as of January 1, 2007. At March 31, 2007, $101.0 million of the original $215.5 million in trust preferred securities transferred to trading securities were called for early redemption, which resulted in a $193 thousand trading loss for the three months ended March 31, 2007. None of the remaining trust preferred securities classified as trading securities were sold during April 2007.

Residential mortgage loans. Management identified and elected to fair value 1,940 existing residential mortgage loans with a net carrying value of $254.4 million immediately prior to adoption of SFAS No. 159 which are highly dependent on the movement of interest rates and prepayment speeds and as a result have significant earnings volatility, extension, and market value risk as compared to the remaining mortgage portfolio. Upon management’s fair value election for these assets, management assessed the opportunity to hedge their market value risk, but eventually elected to transfer these assets to loans held for sale with the intent to sell them and originate similar or different classes of loans with tolerable performance and risk characteristics. On April 5, 2007, Valley entered into a 30-day forward commitment to sell these mortgage loans to Fannie Mae with the servicing of such loans retained by Valley. These mortgage loans were all sold to Fannie Mae prior to May 5, 2007.

Valley will continue to evaluate, on a go-forward basis, the fair value measurement election on all newly originated mortgage loans held for sale. If ultimately elected, this would significantly simplify any hedge accounting decisions by management and potentially reduce the future non-economic earnings volatility associated with Valley’s mortgage pipeline.

Federal Home Loan Bank advances. Management identified and elected to fair value two existing Federal Home Loan Bank advances with a total carrying value of $40.0 million immediately prior to adoption of SFAS No. 159 due to their significant earnings, price and market value risk as compared to the other long-term borrowings.

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings. Valley immediately replaced the advances sold with the issuance of a $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5 years.

Junior subordinated debentures issued to capital trust. Management elected to fair value the junior subordinated debentures issued to VNB Capital I with a total carrying value of $206.2 million immediately prior to the adoption of SFAS No. 159 due to significant earnings volatility, price and market value risk. In order to potentially mitigate these risks, management elected to fair value these obligations with the intent to potentially hedge or call them for early extinguishment, in which case the obligations might be replaced by similar borrowings, carried at fair value, with acceptable risk characteristics.

See additional discussion and analysis of the adoption of SFAS No. 159 and 157 at the “Executive Summary” section above and Notes 6, 7, and 12 to the unaudited consolidated financial statements.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management Valley seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, Federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading account securities and loans held for sale. Liquid assets totaled $3.0 billion at March 31, 2007 and $2.2 billion at December 31, 2006, representing 26.2 percent and 19.5 percent, respectively, of earning assets and 24.2 percent and 18.0 percent, respectively, of total assets at March 31, 2007 and December 31, 2006, respectively.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Loan principal and prepayments are projected to be approximately $3.3 billion over the next twelve months.* During the first quarter of 2007, proceeds from the sales of investment securities available for sale totaled $28 thousand and proceeds of $56.0 million were generated from maturities, redemptions and prepayments of investments classified as held to maturity and available for sale. Purchases of investment securities during the first quarter of 2007 were $151.4 million primarily to replace pledged securities that have matured in the year. Liquidity could also be derived from residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.1 billion for the first quarter of 2007 and $7.3 billion for the year ended December 31, 2006, representing 63.1 percent and 63.5 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $67.4 million and $117.9 million at March 31, 2007 and December 31, 2006, respectively. Federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand are also used as alternative funding sources as determined by management.

As of March 31, 2007 and December 31, 2006, Valley had approximately $1.1 billion and $1.8 billion, respectively, of investment securities available for sale recorded at their fair value. As of March 31, 2007, the investment securities available for sale had a net unrealized loss of $2.7 million, net of deferred taxes, compared with a net unrealized loss of $19.0 million, net of deferred taxes, at December 31, 2006. This change was primarily due to the transfer of securities to trading securities resulting from the adoption of SFAS No. 159, as well as changes in market interest rates during the period. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of March 31, 2007 and December 31, 2006, Valley had a total of $1.2 billion and $4.7 million, respectively, in trading account securities. Of the $1.2 billion on March 31, 2007, $3.1 million were utilized to facilitate purchases for customers of VNB’s broker/dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	($ in thousands)
Commercial	$1,447,165	$1,466,862	$1,443,539	$1,492,688	$1,449,207

Total commercial loans	1,447,165	1,466,862	1,443,539	1,492,688	1,449,207

Construction	493,095	526,318	514,842	515,683	456,478
Residential mortgage	1,849,069	2,106,306	2,082,233	2,093,694	2,099,696
Commercial mortgage	2,281,871	2,309,217	2,354,791	2,311,897	2,298,239

Total mortgage loans	4,624,035	4,941,841	4,951,866	4,921,274	4,854,413

Home equity	560,577	571,138	577,587	570,500	559,118
Credit card	8,498	8,764	8,490	8,279	8,061
Automobile	1,280,809	1,238,145	1,229,450	1,234,005	1,194,749
Other consumer	119,313	104,935	102,155	108,946	95,252

Total consumer	1,969,197	1,922,982	1,917,682	1,921,730	1,857,180

Total loans*	$8,040,397	$8,331,685	$8,313,087	$8,335,692	$8,160,800

As a percent of total loans:
Commercial loans	18.00%	17.61%	17.36%	17.91%	17.76%
Mortgage loans	57.51%	59.31%	59.57%	59.04%	59.48%
Consumer loans	24.49%	23.08%	23.07%	23.05%	22.76%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

*	Total loans are net of unearned discount and deferred loan fees totaling $5.3 million, $5.1 million, $5.8 million, $6.3 million and $6.3 million, at March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

During the quarter, loans decreased $291.3 million to approximately $8.0 billion at March 31, 2007 primarily due to Valley’s election to transfer $240.8 million in residential mortgage loans, at fair value as of March 31, 2007, to loans held for sale. The remaining linked quarter decrease in loans is mainly comprised of decreases in commercial loans, construction and commercial mortgage, partially offset by an increase in consumer loans. The marginal decreases seen in the loan categories above are primarily due to overall lower new loan originations combined with some anticipated large principal paydowns during the first quarter. The seasonally slow loan growth during the first quarter, especially in residential and the New York commercial lines of credit was not unexpected. However, consumer loans grew as automobile loans increased during the quarter. Automobile loan volumes were exceptionally strong as Valley has focused efforts to expand the geographic presence of its indirect auto loan origination franchise.

Commercial loans decreased $19.7 million, or 1.3 percent from December 31, 2006 to approximately $1.4 billion at March 31, 2007 primarily due to the seasonally lower loan volumes, including the New York commercial lines of credit.

Mortgage loans decreased $317.8 million to approximately $4.6 billion at March 31, 2007 from a quarter ago, mainly from Valley’s election to transfer $240.8 million in residential mortgage loans, at fair value, to loans held for sale. The decrease in construction of $33.2 million and commercial mortgage loans of $27.3 million, were primarily due to overall lower new loan originations and paydowns of existing loans.

Consumer loans increased $46.2 million to $2.0 billion at March 31, 2007 compared to the linked quarter mainly due to the automobile loan volumes, as Valley has focused efforts to expand the geographic presence of its indirect auto loan origination.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and other repossessed assets which mainly represent automobiles. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Levels of non-performing assets remain relatively low as a percentage of the total loan portfolio as shown in the table below.

Non-accrual loans increased $1.8 million to $29.1 million at March 31, 2007 from $27.2 million at December 31, 2006. The increase was due to the addition of several commercial loan relationships and SBA loans to non-accrual loans as of March 31, 2007. No mortgage loans held at fair value were on non-accrual status at March 31, 2007.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans decreased $800 thousand to $3.0 million at March 31, 2007 from $3.8 million at December 31, 2006 primarily of commercial loans and commercial mortgage loans. These loans represent most loan types and are generally well secured and in the process of collection. Valley cannot guarantee that this current low levels of past due loans will continue. No mortgage loans held at fair value were 90 days or more past due and still accruing at March 31, 2007.

Troubled debt restructured loans, in compliance with modified terms and not reported as past due or non-accrual, are presented in the following table. These loans increased $5.0 million to $5.7 million at March 31, 2007 from $713 thousand at December 31, 2006 due to the addition of one commercial mortgage loan as of March 31, 2007.

Total loans past due in excess of 30 days were 0.81 percent of all loans at March 31, 2007 and 0.84 percent at December 31, 2006. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$2,949	$3,775	$2,068	$7,374	$2,627

Non-accrual loans	29,069	27,244	32,117	29,015	32,907
Other real estate owned	560	779	1,240	1,728	2,157
Other repossessed assets	1,130	844	1,312	930	981

Total non-performing assets	$30,759	$28,867	$34,669	$31,673	$36,045

Troubled debt restructured loans	$5,718	$713	$770	$797	$815
Total non-performing loans as a % of loans	0.36%	0.33%	0.39%	0.35%	0.40%
Total non-performing assets as a % of loans	0.38%	0.35%	0.42%	0.38%	0.44%
Allowance for loans losses as a %of non-performing loans	251.81%	274.25%	234.65%	260.89%	230.64%

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and credit commitments. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

At March 31, 2007, the allowance for credit losses totaled $75.5 million compared with $74.7 million at December 31, 2006. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $1.1 million for the three months ended March 31, 2007 compared with $3.9 million for three months ended December 31, 2006. The decrease in net loan charge-offs from the linked quarter is mainly due to two commercial loans totaling $1.5 million that were charged-off during the fourth quarter of 2006. The decreased provision during the quarter reflects the decrease in the loan portfolio, the level of net loan charge-offs and the current economic environment.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

Allowance for Credit Losses

	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
	($ in thousands)
Average loans outstanding	$8,292,884	$8,346,362	$8,151,381

Beginning balance:
Allowance for credit losses	$74,718	$75,362	$75,188
Loans charged-off	(1,730)	(4,441)	(1,394)
Recoveries	635	556	810

Net charge-offs	(1,095)	(3,885)	(584)
Provision for credit losses	1,910	3,241	1,294

Ending balance:
Allowance for credit losses	$75,533	$74,718	$75,898

Components:
Allowance for loan losses	73,200	74,718	75,898
Reserve for unfunded letters of credit (1)	2,333	—	—

Allowance for credit losses	$75,533	$74,718	$75,898

Annualized net charge-offs as a percentage of average total loans	0.05%	0.19%	0.03%
Allowance for loan losses as a percentage of total loans	0.91%	0.90%	0.93%
Allowance for credit losses as a percentage of total loans	0.94%	0.90%	0.93%

(1)	Effective January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2007 and December 31, 2006, shareholders’ equity totaled $931.0 million and $950.0 million, respectively, or 7.6 percent and 7.7 percent of total assets, respectively. The decrease in total shareholders’ equity for the first quarter of 2007 was the result of net income of $49.4 million, offset by dividends paid to shareholders of $24.8 million, payment for treasury stock purchased of $18.3 million and a net reduction of $29.5 million in cumulative-effect adjustment upon adoption of SFAS No. 159.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at March 31, 2007 was a $2.7 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $19.0 million unrealized loss, net of deferred tax at December 31, 2006. Also, included as a component of accumulated other comprehensive loss at March 31, 2007 was $11.9 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006.

On April 11, 2007, Valley declared a five percent stock dividend payable on May 25, 2007 to shareholders of record on May 11, 2007.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.7 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors previously authorized the repurchase of up to 3.0 million shares of Valley’s outstanding common stock on May 14, 2003. As of March 31, 2007, Valley had repurchased approximately 2.7 million shares of its common stock under the 2003 publicly announced program at an average cost of $24.18 per share, including approximately 770 thousand shares repurchased in the first quarter of 2007.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, VNB’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s and VNB’s actual capital positions and ratios at March 31, 2007 and December 31, 2006, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of March 31, 2007
Total Risk-based Capital
Valley	$1,123,751	12.4%	$722,483	8.0%	$	N/A	N/A	%
VNB	1,054,058	11.7	720,361	8.0		900,451	10.0
Tier I Risk-based Capital
Valley	948,218	10.5	361,241	4.0		N/A	N/A
VNB	878,525	9.8	360,180	4.0		540,271	6.0
Tier I Leverage Capital
Valley	948,218	7.9	478,444	4.0		N/A	N/A
VNB	880,983	7.4	477,468	4.0		596,835	5.0

As of December 31, 2006
Total Risk-based Capital
Valley	1,156,823	12.4	744,198	8.0		N/A	N/A
VNB	1,067,364	11.5	741,939	8.0		927,424	10.0
Tier I Risk-based Capital
Valley	982,105	10.6	372,099	4.0		N/A	N/A
VNB	892,646	9.6	370,970	4.0		556,454	6.0
Tier I Leverage Capital
Valley	982,105	8.1	484,953	4.0		N/A	N/A
VNB	892,646	7.4	483,590	4.0		604,488	5.0

N/A - not applicable

Valley’s capital position includes $200 million of trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley includes all of its $200 million in trust preferred securities in Tier I capital. See Note 12 for additional information.

Book value per share amounted to $7.74 at March 31, 2007 and $7.84 at December 31, 2006. Tangible book value per share amounted to $6.00 at March 31, 2007 and $6.09 at December 31, 2006. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2007	December 31, 2006
	(in thousands, except for share data)
Common shares outstanding	120,223,981	121,125,131

Shareholders’ equity	$930,993	$949,590
Less: Goodwill and other intangible assets	209,624	211,355

Tangible shareholders’ equity	$721,369	$738,235

Tangible book value per share	$6.00	$6.09

Valley’s management believes the tangible book value per share ratio provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 51.2 percent at March 31, 2007 compared with 40.0 percent at March 31, 2006. Cash dividends declared amounted to $0.20 per common share for the first quarter of 2007, equivalent to a dividend pay-out ratio per common share of 48.8 percent, compared with 60.0 percent for the same period in 2006. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 35 for a discussion of interest rate sensitivity.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuits noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three lawsuits against Valley were filed by United Bank and Trust Company, American Express Travel Related Services Company, and Discover Financial Services in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Each plaintiff is seeking monetary damages in connection with these lawsuits. Valley believes it has meritorious defenses to these actions and has recently been granted summary judgment dismissing one of the lawsuits. However, such dismissal is subject to appeal and Valley cannot provide any assurances that it will prevail in any of these litigations or be able to settle such litigations for an immaterial amount. In connection with these litigations, Valley entered into a settlement agreement with one of its insurance carriers in which Valley and the insurance carrier agreed that such carrier will not cover potential losses incurred due to these litigations in exchange for a cash payment.

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

There have been no material changes in the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
1/1/2007—1/31/2007	211,050	$24.11	211,050	4,560,039
2/1/2007—2/28/2007	—	—	211,050	4,560,039
3/1/2007—3/31/2007	558,915	23.70	769,965	4,001,124

Total	769,965	$23.81	769,965	4,001,124

(1)	Share data reflects the five percent common stock dividend declared on April 11, 2007 to be issued on May 25, 2007 to shareholders of record on May 11, 2007.
(2)	On May 14, 2003 and January 17, 2007, Valley publicly announced its intention to repurchase 3,038,766 and 3,675,000 outstanding common shares, respectively, in the open market or in privately negotiated transactions. The repurchase plans have no stated expiration dates. At March 31, 2007, 326 thousand common shares remained available for repurchase under the May 14, 2003 plan. No repurchase plans or programs expired or terminated during the three months ended March 31, 2007.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

A. Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

B. By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: May 10, 2007	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2007	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer