Form 10-Q
period 2007-06-30
VALLEY NATIONAL BANCORP
filed 2007-08-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 119,916,858 shares were outstanding as of August 6, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$228,650	$236,354
Interest bearing deposits with banks	9,614	7,795
Federal funds sold	175,000	175,000
Investment securities:
Held to maturity, fair value of $577,416 at June 30, 2007 and $1,090,883 at December 31, 2006	580,436	1,108,885
Available for sale	1,260,292	1,769,981
Trading securities	839,303	4,655

Total investment securities	2,680,031	2,883,521

Loans held for sale, at fair value as of June 30, 2007	6,233	4,674
Loans	8,180,141	8,331,685
Less: Allowance for loan losses	(72,442)	(74,718)

Net loans	8,107,699	8,256,967

Premises and equipment, net	223,452	209,397
Bank owned life insurance	268,853	189,157
Accrued interest receivable	60,000	63,356
Due from customers on acceptances outstanding	11,784	9,798
Goodwill	181,497	181,497
Other intangible assets, net	28,234	29,858
Other assets	338,040	147,653

Total Assets	$12,319,087	$12,395,027

Liabilities
Deposits:
Non-interest bearing	$1,942,290	$1,996,237
Interest bearing:
Savings, NOW and money market	3,443,655	3,561,807
Time	2,946,524	2,929,607

Total deposits	8,332,469	8,487,651

Short-term borrowings	452,410	362,615
Long-term borrowings (includes fair value of $39,660 for an Federal Home Loan Bank advance at June 30, 2007)	2,278,161	2,278,728
Junior subordinated debentures issued to capital trust, at fair value as of June 30, 2007	186,977	206,186
Bank acceptances outstanding	11,784	9,798
Accrued expenses and other liabilities	130,684	100,459

Total Liabilities	11,392,485	11,445,437

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 181,796,274 shares; issued 122,586,577 shares at June 30, 2007 and 122,658,486 shares at December 31, 2006	43,221	41,212
Surplus	880,286	881,022
Retained earnings	92,575	97,639
Accumulated other comprehensive loss	(24,976)	(30,873)
Less: Treasury stock, at cost, 2,554,903 common shares at June 30, 2007 and 1,533,355 shares at December 31, 2006	(64,504)	(39,410)

Total Shareholders’ Equity	926,602	949,590

Total Liabilities and Shareholders’ Equity	$12,319,087	$12,395,027

*	Share data reflects a five percent common stock dividend issued on May 25, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$139,588	$133,672	$278,535	$261,100
Interest and dividends on investment securities:
Taxable	32,477	35,745	65,525	71,990
Tax-exempt	2,910	2,974	5,807	6,047
Dividends	1,993	1,362	4,030	2,791
Interest on federal funds sold and other short-term investments	4,188	573	6,388	795

Total interest income	181,156	174,326	360,285	342,723

Interest Expense
Interest on deposits:
Savings, NOW, and money market	19,216	18,865	38,634	35,888
Time	33,143	26,095	64,907	47,816
Interest on short-term borrowings	4,522	4,142	8,500	9,553
Interest on long-term borrowings and junior subordinated debentures	28,494	26,887	56,291	52,588

Total interest expense	85,375	75,989	168,332	145,845

Net Interest Income	95,781	98,337	191,953	196,878
Provision for credit losses	2,388	3,117	4,298	4,411

Net Interest Income after Provision for Credit Losses	93,393	95,220	187,655	192,467

Non-Interest Income
Trust and investment services	1,841	1,931	3,621	3,613
Insurance premiums	2,803	2,779	5,764	5,418
Service charges on deposit accounts	6,946	5,938	12,642	11,528
Gains on securities transactions, net	44	553	70	1,507
(Losses) gains on trading securities, net	(2,845)	302	2,583	678
Fees from loan servicing	1,394	1,489	2,784	3,076
Gains on loans held for sale, net	2,691	529	4,362	1,194
Gains on sales of premises and equipment, net	230	9	16,603	9
Bank owned life insurance	2,888	2,039	5,015	4,042
Other	3,687	3,827	7,293	7,700

Total non-interest income	19,679	19,396	60,737	38,765

Non-Interest Expense
Salary expense	29,152	27,053	57,680	53,569
Employee benefit expense	7,478	6,713	15,439	13,885
Net occupancy and equipment expense	12,698	11,148	24,714	22,733
Amortization of other intangible assets	1,866	2,183	3,790	4,371
Professional and legal fees	1,412	2,065	3,067	3,998
Advertising	806	2,450	1,742	4,249
Other	7,455	10,307	18,650	19,876

Total non-interest expense	60,867	61,919	125,082	122,681

Income Before Income Taxes	52,205	52,697	123,310	108,551
Income tax expense	12,526	11,911	34,197	26,854

Net Income	$39,679	$40,786	$89,113	$81,697

Earnings Per Common Share:*
Basic	$0.33	$0.33	$0.74	$0.67
Diluted	0.33	0.33	0.74	0.66
Cash Dividends Declared Per Common Share*	0.21	0.20	0.41	0.40
Weighted Average Number of Common Shares Outstanding:*
Basic	120,291,220	122,727,825	120,590,026	122,711,750
Diluted	120,777,560	123,278,696	121,087,329	123,194,496

*	Share data reflects a five percent common stock dividend issued on May 25, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$89,113	$81,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,280	7,969
Amortization of compensation costs pursuant to long-term stock incentive plans	2,564	2,592
Provision for credit losses	4,298	4,411
Net amortization of premiums and accretion of discounts on securities	251	2,140
Amortization of other intangible assets	3,790	4,371
Gains on securities transactions, net	(70)	(1,507)
Proceeds from sales of loans held for sale	270,318	25,448
Gains on loans held for sale, net	(4,362)	(1,194)
Origination of loans held for sale	(21,843)	(21,344)
Gains on sales of premises and equipment, net	(16,603)	(9)
Change in fair value of junior subordinated debentures and Federal Home Loan Bank advance carried at fair value	(1,321)	—
Net change in trading securities	302,031	2,286
Net increase in cash surrender value of bank owned life insurance	(5,015)	(4,042)
Net (increase) decrease in accrued interest receivable and other assets	(20,696)	46,887
Net increase (decrease) in accrued expenses and other liabilities	11,372	(9,088)

Net cash provided by operating activities	622,107	140,617

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	28	3,119
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	79,886	162,779
Purchases of investment securities available for sale	(390,433)	(49,774)
Purchases of investment securities held to maturity	(32,874)	(70,427)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	54,491	83,184
Net increase in loans made to customers	(111,551)	(209,133)
Purchases of bank owned life insurance	(75,000)	—
Cash paid, net of cash and cash equivalents in acquisitions	—	1,217
Proceeds from sales of premises and equipment	35,070	55
Purchases of premises and equipment	(25,133)	(20,347)

Net cash used in investing activities	(465,516)	(99,327)

Cash flows from financing activities:
Net (decrease) increase in deposits	(155,182)	1,266
Net increase (decrease) in short-term borrowings	89,795	(238,677)
Advances of long-term borrowings	40,000	657,000
Repayments of long-term borrowings	(40,227)	(427,193)
Redemption of junior subordinated debentures	(20,000)	—
Dividends paid to common shareholders	(49,527)	(48,976)
Purchases of common shares to treasury	(28,528)	(2,397)
Common stock issued, net of cancellations	1,193	1,307

Net cash used in financing activities	(162,476)	(57,670)

Net decrease in cash and cash equivalents	(5,885)	(16,380)
Cash and cash equivalents at beginning of period	419,149	260,045

Cash and cash equivalents at end of period	$413,264	$243,665

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$172,484	$143,838
Cash paid during the period for federal and state income taxes	41,601	41,072
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$820,532	$—
Transfer of investment securities held to maturity to trading securities	498,949	—
Transfer of loans to loans held for sale	254,356	—

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On May 25, 2007, Valley issued a five percent stock dividend to shareholders of record on May 11, 2007. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Effective January 1, 2007, Valley transferred approximately $3.1 million of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (in thousands)	$39,679	$40,786	$89,113	$81,697

Basic weighted-average number of common shares outstanding	120,291,220	122,727,825	120,590,026	122,711,750
Plus: Common stock equivalents	486,340	550,871	497,303	482,746

Diluted weighted-average number of common shares outstanding	120,777,560	123,278,696	121,087,329	123,194,496

Earnings per share:
Basic	$0.33	$0.33	$0.74	$0.67
Diluted	0.33	0.33	0.74	0.66

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled approximately 1.2 million and 760 thousand for the three months ended June 30, 2007 and 2006, respectively, and 427 thousand and 817 thousand for the six months ended June 30, 2007 and 2006, respectively.

Note 3. Stock –Based Compensation

Under the 1999 Long-Term Stock Incentive Plan, Valley may award its employees up to 6.6 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At June 30, 2007, approximately 2.1 million shares remain available for issuance under the plan.

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

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.1 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $2.6 million for each of the six months ended June 30, 2007 and 2006. Of the $2.6 million recognized during the first half of 2007, $89 thousand was for the immediate expensing of options and restricted stock granted to retirement eligible employees in 2007. As of June 30, 2007, the remaining unrecognized amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $11.8 million.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted for the six months ended June 30, 2007 and 2006:

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

The following table shows changes in each component of comprehensive income for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$39,679	$40,786	$89,113	$81,697

Other comprehensive (losses) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	(10,414)	(10,038)	5,941	(21,726)
Less reclassification adjustment for gains included in net income, net of tax	(27)	(356)	(44)	(976)
Net change in unrealized gains and losses on derivatives	—	123	—	160
Plus reclassification adjustment for losses included in net income, net of tax	—	854	—	1,518

Other comprehensive (losses) income	(10,441)	(9,417)	5,897	(21,024)

Total comprehensive income	$29,238	$31,369	$95,010	$60,673

Note 5. Business Combinations and Dispositions

The following business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

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

Pro forma results of operations for RISC, Inc. for the six months ended June 30, 2006 is excluded as the acquisition did not have a material impact on Valley’s financial statements.

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

The following table presents information about the eligible financial assets and liabilities for which Valley elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	Carrying Value Prior to Election at January 1, 2007	SFAS No. 159 Transition Adjustment to Retained Earnings	Carrying Value at Fair Value After Adoption at January 1, 2007
	(in thousands)
Assets:
Investment securities:
Held to maturity (1)	$498,949	$18,157	$480,792
Available for sale, cost of $842,229 (1)(2)	820,532	21,697	820,532

Total investment securities	1,319,481	39,854	1,301,324

Loans (3)	254,356	8,684	245,672

Total assets	$1,573,837	$48,538	$1,546,996

Liabilities:
Long-term borrowings (4)	$40,000	$2,145	$42,145
Junior subordinated debentures issued to capital trusts (5)	206,186	2,391	208,577

Total liabilities	$246,186	$4,536	$250,722

Pre-tax cummulative effect of adoption of SFAS No. 159		$53,074
Net unamortized debt issuance costs and loan fees (3)(5)		5,579
Income tax benefit		(15,713)

Cumulative effect of adoption of SFAS No. 159		$42,940

(1)	Selected held to maturity and available for sale securities transferred to the trading securities portfolio at January 1, 2007.
(2)	The $21.7 million pre-tax charge to retained earnings was reclassified from unrealized losses on securities available for sale included in accumulated other comprehensive loss, net of a $8.3 million tax benefit at December 31, 2006.
(3)	Selected mortgage loans were transferred to loans held for sale, effectively, on January 1, 2007. The $8.6 million pre-tax charge to retained earnings excludes $95 thousand in unamortized loan origination fees credited to retained earnings at January 1, 2007.
(4)	Represents two fixed rate Federal Home Loan Bank advances redeemed on March 19, 2007.
(5)	The $2.4 million pre-tax charge to retained earnings excludes $5.7 million in unamortized debt issuance costs charged to retained earnings at January 1, 2007.

The following methods were used by management to identify and select existing financial assets and liabilities at January 1, 2007 for the fair value option measurement under SFAS No. 159. The selection methods include multiple criteria specific to each financial instrument. The criteria used in identifying each financial instrument selected for fair value are also discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain financial assets and liabilities with the same classifications as the individual instruments listed below were not selected for fair value measurement because they did not qualify under the identification criteria used by management.

Investment securities. Management identified and elected to fair value 62 existing investment securities categorized as held to maturity and 95 investment securities categorized as available for sale. At January 1, 2007, the total securities selected had a net carrying value of $1.3 billion with a weighted average coupon of 5.15 percent and an estimated duration of over 3.0 years. In determining which investment securities would be appropriate for the fair value option, management reviewed the unamortized premium or discount, interest rate, expected duration, origination date, maturity date, call date and issuer for every held to maturity and available for sale investment security in its investment portfolio at January 1, 2007. In management’s determination, the 157 individual financial instruments selected for fair value measurement have earnings volatility risk (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument), prepayment risk, extension risk (the risk of a financial instrument’s duration lengthening due to the deceleration of prepayments), and market value risk, which exceed the expected return of the investment. As a result of applying the criteria above, a majority of the securities selected had large unrealized losses. Management believes that the adoption of the fair value measurement option will allow for better matching of the economics of these instruments to potential asset liability management strategies. Upon management’s fair value election, these securities were immediately transferred to trading securities.

During the second quarter of 2007, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion. The purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. The derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the financial market’s forward expectations of interest rate movements and the unusual expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in losses on trading securities, net during the second quarter of 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115 (See the trading securities table at Note 8). Management elected to maintain a trading securities portfolio, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker dealer subsidiary, as part of its on-going asset liability management strategies, which include enhancing the asset sensitivity of its interest earning assets in the current interest rate environment.

At June 30, 2007, $164.6 million in trading securities sold were not reinvested as the securities transactions remained unsettled receivables. During the third quarter of 2007, approximately $74.9 million of the $164.6 million unsettled receivables were reinvested in trading securities with the remainder held in overnight federal funds sold.

Loans. Management identified 1,940 existing residential mortgage loans with a net carrying value of $254.4 million, a weighted average coupon of 4.96 percent and an estimated duration over 3.0 years, which are highly dependent on the movement of interest rates and prepayment speeds. In determining which residential mortgages would be appropriate for the fair value option, management reviewed the entire fixed rate 15-year and 30-year residential loan portfolio. For every loan, management reviewed the prevailing interest rate, origination date, maturity date and expected duration. In addition, management selected high credit quality loans to reduce future changes in market value due to fluctuations in each loan’s non-performance risk. In making the final determination as to which financial instruments met management’s objectives and intent for early adopting SFAS No. 159, management compared the expected return of each residential loan within the aforementioned portfolio versus the potential extension risk, market valuation risk, earnings volatility, and likely change in non-performance risk. As a result of applying the criteria above, a majority of the mortgage loans selected had large unrealized losses. In management’s determination, the 1,940 financial instruments selected for fair value have earnings volatility risk, extension risk, and market value risk which exceed the expected long-term return on each loan. Upon management’s fair value election, these mortgage loans were immediately transferred to loans held for sale.

During the second quarter of 2007, approximately $240 million of the residential loans transferred to loans held for sale were sold as management determined the unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market, partly related to sub-prime and Alt-A loan activity, would be difficult to hedge effectively through the use of derivative financial instruments or other means. Management has elected the fair value option for all of its loans held for sale portfolio at June 30, 2007, as part of its on-going asset liability management strategies. During the second quarter of 2007, loans held for sale declined to $6.2 million at June 30, 2007 due to lower originations of residential loans with similar risk characteristics to the loans selected to be carried at fair value effective January 1, 2007.

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

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years. At June 30, 2007, the Federal Home Loan Bank advance had a fair value of approximately $39.7 million.

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

On June 25, 2007, Valley redeemed $20.6 million, or 10 percent, of the principal face amount of the junior subordinated debentures issued to capital trust. The decision to partially redeem the outstanding debentures was done, in part, by management to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2007 by level within the fair value hierarchy (see Note 6 for further information on the fair value hierarchy). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2007	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,260,292	$1,260,292	$—	$—
Trading securities	839,303	839,303	—	—
Loans held for sale (1)	6,233	—	6,233	—

Total assets	$2,105,828	$2,099,595	$6,233	$—

Liabilities:
Long-term borrowings (2)	$39,660	$39,660	$—	$—
Junior subordinated debentures issued to capital trusts (3)	186,977	—	186,977	—

Total liabilities (4)	$226,637	$39,660	$186,977	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $6.3 million at June 30, 2007.
(2)	Represents the fair value of one fixed rate Federal Home Loan Bank advance with a $40.0 million contractual unpaid principal obligation and included in long-term borrowings at June 30, 2007.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $185.6 million at June 30, 2007.
(4)	Excludes one fair value hedge reported at fair value due to its immaterial nature to the consolidated statements of financial condition. See further analysis of this derivative instrument at Note 13.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006 require certain assets to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred during the three and six months ended June 30, 2007.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2007 and 2006:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended June 30,		Six Months Ended June 30,

		2007	2006	2007	2006
		(in thousands)
Assets:	Non-Interest Income:
Trading securities	(Losses) gains on trading securities, net (1)	$(2,845)	$302	$2,583	$678
Loans held for sale	Gains on loans held for sale, net (2)	2,691	—	3,955	—

Liabilities:	Non-Interest Expense:
Long-term borrowings	Other non-interest expense (3)	340	—	340	—
Junior subordinated debentures issued to capital trusts	Other non-interest expense	2,384	—	981	—

		$2,570	$302	$7,859	$678

(1)	For the three and six months ended June 30, 2007, the gains (losses) on change in fair value of trading securities include $4.3 million in gains on the change in fair value of interest rate derivative transactions entered into and terminated during the second quarter of 2007.
(2)	For six months ended June 30, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007. At June 30, 2007, all loans held for sale were carried at fair value.
(3)	For six months ended June 30, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the six months ended June 30, 2007.

For loans held for sale, non-performance risk and changes therein are included in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans held at fair value during the three and six months ended June 30, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	June 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$10,003	$—	$(74)	$9,929	$10,009	$—	$(181)	$9,828
Obligations of states and political subdivisions	223,278	1,095	(1,681)	222,692	233,592	2,051	(626)	235,017
Mortgage-backed securities	55,066	15	(1,610)	53,471	342,798	20	(12,427)	330,391
Corporate and other debt securities	193,092	2,187	(2,952)	192,327	423,016	3,179	(10,018)	416,177
FRB & FHLB stock	98,997	—	—	98,997	99,470	—	—	99,470

Total investment securities held to maturity	$580,436	$3,297	$(6,317)	$577,416	$1,108,885	$5,250	$(23,252)	$1,090,883

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

The $498.9 million in investment securities held to maturity transferred to trading securities on January 1, 2007 included $214.5 million in trust preferred securities issued by other financial institutions that are callable or contain call option provisions that occur during the first six months of 2007. As of June 30, 2007, $124.7 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $10 thousand and $204 thousand for the three months and six months ended June 30, 2007, respectively. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 6, 7 and 12 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position was 170 at June 30, 2007 compared to 176 at December 31, 2006. The unrealized losses in Valley’s investment in obligations of states and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in corporate and other debt securities consists of trust preferred securities. Valley has the intent and ability to hold the securities contained in the table above until maturity. Management does not believe that any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	June 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$395,766	$—	$(6,266)	$389,500	$407,730	$6	$(6,955)	$400,781
Obligations of states and political subdivisions	44,838	691	(32)	45,497	46,765	1,105	(18)	47,852
Mortgage-backed securities	717,057	1,329	(13,570)	704,816	1,282,520	1,859	(27,742)	1,256,637
Corporate and other debt securities	27,109	43	(278)	26,874	27,132	33	(197)	26,968
Equity securities	97,355	1,037	(4,787)	93,605	37,258	905	(420)	37,743

Total investment securities available for sale	$1,282,125	$3,100	$(24,933)	$1,260,292	$1,801,405	$3,908	$(35,332)	$1,769,981

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

The total number of security positions in the securities available for sale portfolio in an unrealized loss position was 251 at June 30, 2007 compared to 335 at December 31, 2006. The unrealized losses for the U.S. Treasury securities and other government agencies are on notes issued by FNMA and FHLMC and the unrealized losses for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. The unrealized losses for equity securities are mainly comprised of preferred stock issued by FHLMC and FNMA and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The fair value of trading securities at June 30, 2007 and December 31, 2006 were as follows:

TRADING SECURITIES

	June 30, 2007	December 31, 2006
U.S. Treasury securities and other government agencies	$447,330	$—
Obligations of states and political subdivisions	1,791	4,655
Mortgage-backed securities	4,636	—
Corporate and other debt securities	385,538	—
Equity securities	8	—

Total trading securities	$839,303	$4,655

Note 9. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three and six months ended June 30, 2007 and 2006.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Balance at beginning of period	$181,497	$179,898
Goodwill from business combinations	—	1,599

Balance at end of period	$181,497	$181,497

The following table summarizes other intangible assets as of June 30, 2007 and December 31, 2006:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2007
Loan servicing rights	$77,611	$(63,528)	$14,083
Core deposits	30,701	(18,730)	11,971
Other	6,395	(4,215)	2,180

Total other intangible assets	$114,707	$(86,473)	$28,234

December 31, 2006
Loan servicing rights	$75,941	$(62,131)	$13,810
Core deposits	31,333	(18,023)	13,310
Other	6,395	(3,657)	2,738

Total other intangible assets	$113,669	$(83,811)	$29,858

In accordance with the amortization method prescribed in SFAS No. 156, loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Impairment on loan servicing is assessed at each reporting period based upon fair value of observable market prices for similar assets. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 12 years. Valley recognized amortization expense on other intangible assets of $3.8 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2007	$2,063	$1,247	$378
2008	3,216	2,303	289
2009	2,522	2,013	267
2010	1,898	1,739	266
2011	1,435	1,464	234
Thereafter	2,949	3,205	746

Total	$14,083	$11,971	$2,180

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,158	$1,123	$2,316	$2,201
Interest cost	1,094	953	2,188	1,906
Expected return on plan assets	(1,342)	(1,208)	(2,684)	(2,416)
Amortization of prior service cost	136	31	273	62
Amortization of net loss	66	100	131	200

Net periodic pension expense	$1,112	$999	$2,224	$1,953

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $217.6 million as of June 30, 2007. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit at June 30, 2007, $107.6 million, or 49.5 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had an $989 thousand liability recorded as of June 30, 2007 relating to the standby letters of credit.

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

For the three and six months ended June 30, 2007, other expense includes a pre-tax gain of $2.4 million and $981 thousand, respectively, for the changes in fair value of the junior subordinated debentures issued to the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of June 30, 2007 and December 31, 2006:

	VNB Capital Trust I
	June 30, 2007	December 31, 2006
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$186,977	$206,186
Contractual principal balance	$185,567	$206,186
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Call date: November 7, 2006

Trust Preferred Securities:
Face value	$180,000	$200,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates (2): Quarterly

(1)	Carried at fair value on consolidated statements of financial condition at June 30, 2007.
(2)	All cash distributions are cumulative.

On June 25, 2007, Valley redeemed $20.6 million, or 10 percent, of the principal face amount of the junior subordinated debentures and 800,000 of the trust preferred securities and 24,742 of the common securities issued by the Trust.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. Valley’s Board of Directors has granted management authorization to call, from time to time, all or part of the remaining junior subordinated debentures for redemption prior to their stated maturity date of December 15, 2031.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at June 30, 2007 and December 31, 2006. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2007 and December 31, 2006, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of June 30, 2007 and 2006, the fair value hedge had a fair value of $350 thousand and $400 thousand, respectively, included in other assets on the consolidated statements of financial condition. Due to the immaterial nature of the fair value hedge’s current and potential future fair value to Valley’s consolidated statements of financial condition, it was excluded from the fair value measurement disclosures at Note 7.

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

At June 30, 2006, the statement of comprehensive income included unrealized losses of $96 thousand, net of related income tax benefits of $69 thousand for derivatives designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the six months ended June 30, 2006, an unrealized loss of $2.6 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the six months ended June 30, 2007 and 2006.

Other Derivative Transactions

During the second quarter of 2007, Valley executed and subsequently terminated a series of interest rate derivative transactions with a notional amount of approximately $1.0 billion. The intended purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. These hedged securities were sold during the second quarter of 2007 in conjunction with the termination of the derivative transactions.

The derivative transactions were not designated as hedges under SFAS No. 133, and as such, were marked to market through income. For the three months ended June 30, 2007, Valley recognized a $4.3 million net gain on the change in fair value at the termination dates of the derivative transactions, which was recorded in (losses) gains on trading securities, net presented within non-interest income category on the consolidated statements of income.

Note 14. Income Taxes

On January 1, 2007, Valley adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” The adoption of FIN 48 resulted in no cumulative effect adjustment to the consolidated statements of financial condition.

As of June 30, 2007 and January 1, 2007, Valley had $16.4 million and $16.8 million established for tax uncertainties, which, if recognized, would favorably affect the effective income tax rate in future periods. Valley recognized through a reduction in income tax expense $1.5 million for state tax uncertainties due to the completion of a state tax examination in the first quarter of 2007.

Valley recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Valley had approximately $342 thousand and $501 thousand for the payment of interest accrued at June 30, 2007 and December 31, 2006, respectively. Interest expense recognized during the three and six months ended June 30, 2007 was immaterial.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by an (*) or such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	a change in the effectiveness of market value hedging strategies;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new accounting pronouncements, including SFAS No. 159;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility.

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

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $181.5 million at June 30, 2007 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Executive Summary

In the current economic environment, credit quality is the number one issue facing many banks today. Valley’s loans delinquent in excess of 30 days were less than one percent of total loans, totaling 0.80 percent of total loans as of June 30, 2007, which was an improvement of 0.01 percent from the first quarter of 2007. Loans past due in excess of 90 days and still accruing increased $3.7 million from the first quarter of 2007 mainly due to four matured commercial mortgage loans totaling $3.0 million which were in Valley’s normal process of renewal at June 30, 2007. Three of the four matured commercial mortgage loans, or $2.6 million of the $3.0 million total, finished the renewal process and were current as of August 8, 2007. Total non-performing loans as a percent of total loans remained stable at 0.35 percent at June 30, 2007, an improvement of 0.01 percent from one quarter ago. Valley’s management strives to maintain superior credit quality; however, due to the current credit environment management cannot predict that Valley’s loan portfolio will continue to perform at levels experienced during the second quarter and first six months of 2007.

Valley’s year-to-date earnings remained relatively strong with net income of $89.1 million for the six months ended June 30, 2007 compared to $81.7 million for the same period of 2006, an increase of 9.1 percent. The increase is mainly attributed to higher non-interest income fueled by a $16.4 million pre-tax gain on the sale of a Manhattan office building during the first quarter of 2007 and net trading gains on the change in fair value of financial assets and liabilities measured at fair value under SFAS No. 159. Adjusting for a five percent stock dividend issued on May 25, 2007, fully diluted earnings per common share were $0.74 for the six months ended June 30, 2007 as compared to $0.66 per common share from the same period of 2006. All common share data presented was adjusted to reflect the stock dividend.

Net income for the second quarter of 2007 was $39.7 million, which includes a $1.8 million net loss on trading securities after taxes, compared to $40.8 million for the second quarter of 2006, which included a $191 thousand net gain on trading securities after taxes. Fully diluted earnings per common share were $0.33 for the second quarter of 2007, unchanged from the same quarter of 2006.

During the second quarter of 2007, net interest income on a tax equivalent basis declined by $386 thousand from the first quarter of 2007 due to a $2.4 million increase in interest expense, or a 11 basis point increase in the cost of average interest bearing liabilities, partially offset by a $2.0 million increase in interest income, or a 8 basis point increase in the tax equivalent yield of average interest earning assets. The moderate decline in net interest income during the second quarter of 2007 was mainly a result of lower average interest earning assets and a $75.0 million investment in bank owned life insurance, partially offset by one additional day during the second quarter of 2007 as compared to the first quarter of 2007. The change in the cash surrender value of the additional bank owned life insurance generated $827 thousand of non-interest income during the second quarter of 2007 which is excluded from the net interest margin calculations shown on pages 28 and 29. Valley’s cost of total deposits remained relatively low by industry standards at 2.51 percent for the second quarter of 2007 compared to 2.44 percent for the three months ended March 31, 2007. The increase of 7 basis points was primarily due to continued growth in retail time deposits partially offset by the maturity of lower cost brokered deposits during the second quarter of 2007.

The provision for credit losses was $2.4 million for the second quarter of 2007 compared to $1.9 million for the first quarter of 2007 based on the results of Valley’s quarterly analyses of the loan portfolio and unfunded letters of credit. The higher provision during the quarter reflects the linked quarter growth in the loan portfolio, Valley’s assessment of the current economic environment, as well as the current level of net loan charge-offs and its effect on Valley’s historical loan experience.

During the second quarter, total investment securities decreased $146.6 million, or 5.2 percent, to $2.7 billion at June 30, 2007 from approximately $2.8 billion at March 31, 2007 mainly due to a decline in trading securities. Trading securities decreased $327.7 million partially due to $164.6 million in securities sold but not reinvested as the securities transactions remained unsettled receivables at June 30, 2007. During the third quarter of 2007, approximately $74.9 million of the $164.6 million unsettled receivables were reinvested in trading securities with the reminder held in overnight federal funds sold. The remaining decrease in trading securities is primarily due to the funding of loan growth during the second quarter of 2007.

During the second quarter of 2007, Valley unwound and eventually terminated all of a series of interest rate derivative transactions entered into during April 2007 for the purpose of offsetting the potential volatility in changes in the market value of over $800 million in trading securities. The hedged trading securities were part of approximately $1.0 billion in long-term mortgage-backed securities sold during the period and primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115 at June 30, 2007. The termination of the derivatives and mortgage-backed securities sold resulted in a $2.0 million net loss recorded in losses on trading securities, net during the second quarter of 2007.

Loans increased $139.7 million, or 7.0 percent on an annualized basis, to $8.2 billion at June 30, 2007 from approximately $8.0 billion at March 31, 2007. The linked quarter growth in loans is mainly comprised of increases in automobile and commercial loans of $111.0 million and $70.0 million, respectively, partially offset by declines in construction and commercial mortgage loans totaling $22.5 million and $19.6 million, respectively. Automobile loan volumes remained strong for the second consecutive quarter as Valley continued its focus on expanding the geographic presence of its indirect auto loan origination franchise. The decreases seen in the construction and commercial mortgage loans reflect a decline in demand primarily caused by a slow down in the home building market, while Valley experiences normal paydowns on existing construction loans as residential projects are completed and sold.

Deposits remained relatively flat compared to the linked first quarter totaling approximately $8.3 billion as of June 30, 2007. A total decrease of $80.9 million in savings, NOW, and money market deposits was partially offset by a $73.6 million increase in time deposits. Savings, NOW, and money market deposits declined due to increased competition for approximately $83 million in municipal deposits which were lost in the second quarter due to less aggressive bidding by Valley. Time deposits grew through retail certificates of deposit promotions which outpaced the maturity of approximately $50 million in brokered certificates of deposit. Management continues to focus on expanding retail deposit accounts which have a potential for cross-selling other Valley financial services and products. Although non-interest bearing deposits totaling $1.9 billion at June 30, 2007 remained relatively unchanged from the linked quarter, Valley opened nearly 9,000 new non-interest bearing checking accounts during the second quarter.

Non-interest income for the second quarter of 2007 decreased $21.4 million, or 52.1 percent from $41.1 million for the quarter ended March 31, 2007 mainly due to a $16.1 million decrease in net gains on sale of premises and equipment. In the first quarter of 2007, Valley sold an office building in Manhattan and recognized a gain of $16.4 million. Net gains on trading securities decreased $8.3 million from the first quarter of 2007 primarily due to net losses recognized on the sale of approximately $1.0 billion in mortgage-backed securities and the termination of certain derivative transactions during the second quarter. Offsetting the decreases, service charges on deposit accounts increased approximately $1.3 million mainly due to better collection of overdraft fees in the second quarter. Net gains on loans held for sale increased $1.0 million from the first quarter of 2007 primarily due to the sale of residential mortgages held at fair value during the second quarter of 2007.

Non-interest expense decreased $3.3 million, or 5.2 percent to $60.9 million for the second quarter of 2007 from $64.2 million for the linked quarter ended March 31, 2007 mainly due to a $2.4 million unrealized gain on the junior subordinated debentures issued to capital trust held at fair value in the second quarter compared to an unrealized loss of $1.4 million recognized in the first quarter of 2007. Offsetting the decrease in non-interest expense, net occupancy and equipment expense increased $682 thousand from the first quarter primarily due to higher rent and depreciation expense caused by Valley’s de novo branching activities.

For the three months ended June 30, 2007, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 16.98 percent and an annualized return on average assets (“ROA”) of 1.30 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 21.89 percent for the second quarter of 2007. The comparable ratios for the second quarter of 2006, were an annualized ROE of 17.25 percent, an annualized ROA of 1.33 percent, and an annualized ROATE of 22.31 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Net income	$39,679	$40,786	$89,113	$81,697

Average shareholders’ equity	$934,727	$946,018	$925,760	$943,184
Less: Average goodwill and other intangible assets	(209,714)	(214,874)	(209,956)	(215,693)

Average tangible shareholders’ equity	$725,013	$731,144	$715,804	$727,491

Annualized ROATE	21.89%	22.31%	24.90%	22.46%

Valley’s management believes the ROATE measure provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

Net Interest Income

Net interest income on a tax equivalent basis decreased $2.6 million, or 2.6 percent, to $97.4 million for the second quarter of 2007 over the same quarter of 2006, and decreased $5.1 million, or 2.5 percent to $195.2 million for the six months ended June 30, 2007 over the same period one year ago. The decreases from the three and six months ended June 30, 2006 were mainly a result of lower average interest earning assets during the 2007 periods. Partially offsetting the decline in interest earning asset balances during 2007, the yield on average interest earning assets increased by 35 and 40 basis points, respectively, from the three and six months ended June 30, 2006.

For the second quarter of 2007, average loans and average investment securities decreased $62.1 million and $409.1 million, respectively, while federal funds sold and other interest bearing deposit increased $270.1 million over the same period in 2006. Compared to the first quarter of 2007, average loans declined by $111.6 million primarily due to a slow down in the home building market negatively impacting our construction and commercial mortgage loan production during the second quarter. Average investment securities decreased $56.2 million due to normal principal paydowns and a reallocation of these funds, mainly to overnight federal funds sold, to better position the balance sheet based on the inverted and flat yield curve environment experienced during the second quarter of 2007.

Average interest bearing liabilities for the quarter ended June 30, 2007 decreased approximately $57.8 million, or 0.6 percent compared with the quarter ended June 30, 2006. Compared to the first quarter of 2007, average interest bearing liabilities remained relatively flat with a decrease of $6.7 million during the second quarter of 2007. Average savings, NOW and money market balances declined $56.2 million during the second quarter of 2007 from the first quarter of 2007 caused in large part by increased competition for approximately $83 million in municipal deposits which were lost due to less aggressive bidding by Valley. Average long-term borrowings also declined $2.8 million mainly due to a small reduction through normal maturities during the three months ended June 30, 2007. Average short-term borrowings increased $48.0 million, or 12.9 percent due to increased customer usage of repo sweep accounts (securities sold under agreements to repurchase) in the second quarter of 2007 caused by higher interest rates. Average time deposits increased $4.3 million from the first quarter of 2007 due to retail certificates of deposit promotions which outpaced the maturity of approximately $50 million in brokered certificates of deposit.

Interest on loans, on a tax equivalent basis, increased $639 thousand for the second quarter of 2007 compared to the first quarter of 2007 mainly due to a 13 basis point increase in the tax equivalent yield on average loans and one additional day as compared to the first quarter. Interest from federal funds sold and other interest bearing deposits increased approximately $2.0 million during the second quarter of 2007 due to higher average overnight federal funds balances as management has moved to shorter term instruments in an effort to increase the balance sheet’s asset sensitivity to interest rate movements. Interest from taxable and tax-exempt investments, on a tax equivalent basis, decreased $595 thousand for the three months ended June 30, 2007 compared with the quarter ended March 31, 2007 due to lower average balances as Valley continues to position the balance sheet for the long-term and move away from fixed rate securities with low yields and longer durations.

Interest expense for the three months ended June 30, 2007 increased $2.4 million, or 2.9 percent compared with the quarter ended March 31, 2007 largely due to higher volumes within the time deposit categories caused by growth in retail certificates of deposits at current interest rates replacing maturities of lower cost brokered certificates of deposit. One additional day as compared to the linked quarter also contributed to the overall increase in interest expense for the second quarter of 2007.

The following table reflects the components of net interest income for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2007			March 31, 2007			June 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,181,248	$139,622	6.83%	$8,292,884	$138,983	6.70%	$8,243,355	$133,710	6.49%
Taxable investments (3)	2,525,972	34,470	5.46	2,580,236	35,085	5.44	2,919,614	37,107	5.08
Tax-exempt investments (1)(3)	277,274	4,477	6.46	279,176	4,457	6.39	292,738	4,577	6.25
Federal funds sold and other interest bearing deposits	315,440	4,188	5.31	168,873	2,200	5.21	45,313	573	5.06

Total interest earning assets	11,299,934	182,757	6.47	11,321,169	180,725	6.39	11,501,020	$175,967	6.12

Allowance for loan losses	(74,133)			(72,186)			(76,303)
Cash and due from banks	214,139			205,454			210,429
Other assets	769,120			711,815			723,569
Unrealized loss on securities available for sale	(13,270)			(7,263)			(63,874)

Total assets	$12,195,790			$12,158,989			$12,294,841

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,503,061	$19,216	2.19%	$3,559,302	$19,418	2.18%	$3,853,598	$18,865	1.96%
Time deposits	2,898,393	33,143	4.57	2,894,086	31,764	4.39	2,683,610	26,095	3.89

Total interest bearing deposits	6,401,454	52,359	3.27	6,453,388	51,182	3.17	6,537,208	44,960	2.75
Short-term borrowings	419,937	4,522	4.31	371,911	3,978	4.28	415,298	4,142	3.99
Long-term borrowings (4)	2,483,966	28,494	4.59	2,486,780	27,797	4.47	2,410,614	26,887	4.46

Total interest bearing liabilities	9,305,357	85,375	3.67	9,312,079	82,957	3.56	9,363,120	$75,989	3.25

Non-interest bearing deposits	1,938,035			1,924,645			1,966,216
Other liabilities	17,671			5,572			19,487
Shareholders’ equity	934,727			916,693			946,018

Total liabilities and shareholders’ equity	$12,195,790			$12,158,989			$12,294,841

Net interest income/interest rate spread (5)		$97,382	2.80%		$97,768	2.83%		$99,978	2.87%

Tax equivalent adjustment		(1,601)			(1,596)			(1,641)

Net interest income, as reported		$95,781			$96,172			$98,337

Net interest margin (6)			3.39%			3.40%			3.42%
Tax equivalent effect			0.06			0.05			0.06

Net interest margin on a fully tax equivalent basis (6)			3.45%			3.45%			3.48%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2007 and 2006:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,236,758	$278,605	6.76%	$8,197,622	$261,182	6.37%
Taxable investments (3)	2,552,954	69,555	5.45	2,955,084	74,781	5.06
Tax-exempt investments (1)(3)	278,220	8,934	6.42	295,108	9,303	6.30
Federal funds sold and other interest bearing deposits	242,561	6,388	5.27	31,545	795	5.04

Total interest earning assets	11,310,493	363,482	6.43	11,479,359	346,061	6.03

Allowance for loan losses	(73,165)			(75,921)
Cash and due from banks	209,820			208,447
Other assets	740,626			718,180
Unrealized loss on securities available for sale	(10,283)			(55,095)

Total assets	$12,177,491			$12,274,970

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,531,026	$38,634	2.19%	$3,885,016	$35,888	1.85%
Time deposits	2,896,251	64,907	4.48	2,606,941	47,816	3.67

Total interest bearing deposits	6,427,277	103,541	3.22	6,491,957	83,704	2.58
Short-term borrowings	396,057	8,500	4.29	490,127	9,553	3.90
Long-term borrowings (4)	2,485,365	56,291	4.53	2,375,355	52,588	4.43

Total interest bearing liabilities	9,308,699	168,332	3.62	9,357,439	145,845	3.12

Non-interest bearing deposits	1,931,377			1,953,178
Other liabilities	11,655			21,169
Shareholders’ equity	925,760			943,184

Total liabilities and shareholders’ equity	$12,177,491			$12,274,970

Net interest income/interest rate spread (5)		$195,150	2.81%		$200,216	2.91%

Tax equivalent adjustment		(3,197)			(3,338)

Net interest income, as reported		$191,953			$196,878

Net interest margin (6)			3.39%			3.43%
Tax equivalent effect			0.06			0.06

Net interest margin on a fully tax equivalent basis (6)			3.45%			3.49%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2007 Compared with June 30, 2006			Six Months Ended June 30, 2007 Compared with June 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$(1,014)	$6,926	$5,912	$1,252	$16,171	$17,423
Taxable investments	(5,241)	2,604	(2,637)	(10,675)	5,449	(5,226)
Tax-exempt investments (1)	(247)	147	(100)	(540)	171	(369)
Federal funds sold and other interest bearing deposits	3,585	30	3,615	5,556	37	5,593

Total (decrease) increase in interest income	(2,917)	9,707	6,790	(4,407)	21,828	17,421

Interest Expense:
Savings, NOW and money market deposits	(1,805)	2,156	351	(3,469)	6,215	2,746
Time deposits	2,203	4,845	7,048	5,699	11,392	17,091
Short-term borrowings	47	333	380	(1,955)	902	(1,053)
Long-term borrowings and junior subordinated debentures	830	777	1,607	2,473	1,230	3,703

Total increase in interest expense	1,275	8,111	9,386	2,748	19,739	22,487

(Decrease) increase in net interest income	$(4,192)	$1,596	$(2,596)	$(7,155)	$2,089	$(5,066)

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Trust and investment services	$1,841	$1,931	$3,621	$3,613
Insurance premiums	2,803	2,779	5,764	5,418
Service charges on deposit accounts	6,946	5,938	12,642	11,528
Gains on securities transactions, net	44	553	70	1,507
(Losses) gains on trading securities, net	(2,845)	302	2,583	678
Fees from loan servicing	1,394	1,489	2,784	3,076
Gains on loans held for sale, net	2,691	529	4,362	1,194
Gains on sales of premises and equipment, net	230	9	16,603	9
Bank owned life insurance	2,888	2,039	5,015	4,042
Other	3,687	3,827	7,293	7,700

Total non-interest income	$19,679	$19,396	$60,737	$38,765

Non-interest income represented 9.8 percent and 14.4 percent of total interest income plus non-interest income for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2007, non-interest income increased $283 thousand and $22.0 million, respectively, compared with the same periods in 2006.

Service charges on deposit accounts increased $1.0 million, or 17.0 percent for the three months ended June 30, 2007 compared with the same period in 2006, and increased $1.1 million, or 9.7 percent for the six months ended June 30, 2007 compared with the same period in 2006. During 2007, service charges on deposit accounts increased mainly due to better overdraft fee collection by management during the second quarter of 2007.

Gains on securities transactions, net decreased $509 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2007 compared with the same periods in 2006 due to nominal sales activity in the available for sale investment securities portfolio during the first six months of 2007.

Gains on trading securities, net decreased $3.1 million for the second quarter of 2007 compared to the second quarter of 2006, and increased $1.9 million for the six months ended June 30, 2007 compared to the same period in 2006. The second quarter decline was primarily due to the sale of approximately $1.0 billion in mortgage-backed securities and the simultaneous termination of certain derivative transactions designed to hedge the market risk inherent in the securities sold. Gains on trading securities, net increased during the first six months of 2007 as compared to the same period in 2006 due to increased trading activity as Valley early adopted SFAS No. 159 and elected to fair value existing investment securities with a total carrying value of $1.3 billion at January 1, 2007. The majority of the securities sold during the second quarter of 2007 were replaced with shorter duration investments held in trading securities as of June 30, 2007.

Gains on loans held for sale, net increased $2.2 million and $3.2 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. Both increases were primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during the second quarter of 2007 that Valley elected to carry at fair value under SFAS No. 159.

Gains on sales of premises and equipment, net increased $16.6 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in the first quarter of 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings during the first quarter of 2007 as allowed under sale-leaseback accounting rules. The remaining deferred gain of $15.9 million will be amortized into earnings over the 20 year term of the lease. Approximately $198 thousand of the $15.9 million deferred gain was recognized in gains on sales of premises and equipment, net during the three and six months ended June 30, 2007.

BOLI income increased $849 thousand, or 41.6 percent for the three months ended June 30, 2007 compared with the same period of 2006, and improved $973 thousand, or 24.1 percent for the six months ended June 30, 2007 compared with the same period of 2006. For the three and six month periods, BOLI income increased primarily due to income generated from an additional BOLI investment of $75.0 million during the second quarter of 2007 to offset rising employee benefit costs.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Salary Expense	$29,152	$27,053	$57,680	$53,569
Employee benefit expense	7,478	6,713	15,439	13,885
Net occupancy and equipment expense	12,698	11,148	24,714	22,733
Amortization of other intangible assets	1,866	2,183	3,790	4,371
Professional and legal fees	1,412	2,065	3,067	3,998
Advertising	806	2,450	1,742	4,249
Other	7,455	10,307	18,650	19,876

Total non-interest expense	$60,867	$61,919	$125,082	$122,681

Non-interest expense decreased by $1.1 million, or 1.7 percent for the three months ended June 30, 2007 compared with the same period in 2006, and increased $2.4 million, or 2.0 percent for the six months ended June 30, 2007 compared with the same period in 2006. The increase incurred during the six month period is partially due to the addition of ten de novo branches over the last twelve month period.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 52.7 percent and 49.5 percent for the three and six months ended June 30, 2007, respectively, compared with 52.6 percent and 52.1 percent for the same periods in 2006. For the six month period, the efficiency ratio declined primarily due to growth in non-interest income during the period (See discussion of non-interest income variances above), partially offset by an increase in non-interest expense as well as a decline in net interest income. Valley strives to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, Valley’s current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased $2.9 million, or 8.5 percent for the three months ended June 30, 2007 compared with the same period in 2006, and increased $5.7 million, or 8.4 percent for the six months ended June 30, 2007 compared with the same period in 2006. The increases are mainly due to additional expenses incurred to support the expanded branch operations resulting from the de novo branches opened during the last twelve months, as well as higher health care insurance, and pension costs.

Net occupancy expense increased $1.6 million, or 13.9 percent for the three months ended June 30, 2007 compared with the same period in 2006, and increased $2.0 million, or 8.7 percent for the six months ended June 30, 2007 compared with the same period in 2006. The increases are largely due to higher rent and depreciation expense caused by the addition of ten de novo branches since June 30, 2006, including four new offices opened in the first six months of 2007.

Advertising expense decreased $1.6 million, or 67.1 percent for the second quarter of 2007 compared with the second quarter of 2006, and decreased $2.5 million, or 59.0 percent for the six months ended June 30, 2007 compared with the same period in 2006. The decreases in advertising were mainly due to less Valley branding promotions run during the 2007 periods.

Other non-interest expense decreased $2.9 million, or 27.7 percent for the three months ended June 30, 2007 compared with the same period in 2006, and decreased $1.2 million, or 6.2 percent for the six months ended June 30, 2007 compared with the same period in 2006. The second quarter of 2007 results decreased primarily due to an offset of $2.7 million of unrealized gains on Valley’s junior subordinated debentures issued to capital trust and one Federal Home Loan Bank advance held at fair value under SFAS No. 159. Other non-interest expense decreased during the six months ended June 30, 2007 mainly due an offset of $1.3 million in total unrealized gains on the junior subordinated debentures issued to capital trust and one Federal Home Loan Bank advance held at fair value.

Income Taxes

Income tax expense was $12.5 million for the second quarter of 2007, reflecting an effective tax rate of 24.0 percent, compared with $11.9 million for the same period in 2006, reflecting an effective tax rate of 22.6 percent. The increase over the prior comparable quarter was primarily due to lower income tax expense in 2006 caused by the settlement of income tax examinations.

Income tax expense was $34.2 million for the six months ended June 30, 2007, reflecting an effective tax rate of 27.7 percent, compared with $26.9 million for the same period in 2006, reflecting an effective tax rate of 24.7 percent. The increase over the prior comparable period was mainly due lower state income tax expense and settlement of income tax examinations in the 2006 period.

For the remainder of 2007, Valley anticipates that its effective tax rate will remain relatively unchanged from the 27.7 percent for the six months ended June 30, 2007.* The rate is projected based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal and state income tax laws.

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

The following tables present the financial data for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,804,805	$4,376,443	$3,118,686	$—	$11,299,934
Income (loss) before income taxes	16,305	26,711	15,537	(6,348)	52,205
Return on average interest earning assets before income taxes	1.71%	2.44%	1.99%	N/A	1.85%

N/A—not applicable

	Three Months Ended June 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,857,373	$4,385,982	$3,257,665	$—	$11,501,020
Income (loss) before income taxes	17,080	29,764	14,931	(9,078)	52,697
Return on average interest earning assets before income taxes	1.77%	2.71%	1.83%	N/A	1.83%

N/A—not applicable

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

For the three months ended June 30, 2007, income before income taxes decreased $775 thousand to $16.3 million, compared with the three months ended June 30, 2006. The return on average interest earning assets before income taxes decreased to 1.71 percent compared with 1.77 percent for the prior year period. Net interest income decreased $1.1 million to $30.9 million when compared to $32.0 million for the same period last year. The decrease resulted from an increase in interest expense of $3.2 million due to higher funding costs, partially offset by the higher interest income of $2.1 million due to the increase in average yield on loans. For the three months ended June 30, 2007, average interest earning assets decreased $52.6 million compared with the same period last year. This decrease was primarily due to the sale of approximately $240 million in residential mortgage loans held for sale, offset by higher automobile loan balances caused by Valley’s successful efforts to expand the geographic presence of its indirect auto loan origination franchise during the period. Average interest rates on loans increased 30 basis points to 6.08 percent, while the interest expense associated with funding sources increased 38 basis points to 2.84 percent.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the three months ended June 30, 2007, income before income taxes decreased $3.1 million to $26.7 million compared with the same period in 2006, primarily due to a decrease in net interest income and an increase in non-interest expense. Net interest income decreased $2.0 million to $48.6 million compared to $50.6 million for the same period last year. The decrease resulted from a $4.0 million increase in interest expense due to higher funding costs and a decline in average interest earnings assets from lower construction and commercial mortgage loan volumes caused by a slow down in the home building markets, partially offset by the increase in interest income of $2.0 million due to higher average yield on loans. The return on average interest earning assets before income taxes was 2.44 percent compared with 2.71 percent for the prior year period. The average interest earning assets decreased by $9.5 million as of the second quarter of 2007 compared with the same period last year. The average yield on commercial lending increased 20 basis points to 7.28 percent primarily due to an increased prime lending rate while the costs associated with funding sources increased 38 basis points to 2.84 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments held within this portfolio are one of Valley’s least sensitive assets to changes in market interest rates. Due to the daily repricing nature of federal funds sold, management considers the balance to be fair valued as of each reporting date. As of June 30, 2007, federal funds sold totaling $175 million were included in the Investment Management segment. Net gains and losses on the change in fair value of trading securities are reflected in the corporate and other adjustments segment for the three months ended June 30, 2007.

For the three months ended June 30, 2007, income before income taxes increased $606 thousand to $15.5 million compared with the three months ended June 30, 2006. This increase was due to an increase in non-interest income and lower internal transfer expense partly offset by lower net interest income. The return on average interest earning assets before income taxes increased to 1.99 percent compared with 1.83 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 39 basis points to 5.80 percent and the rate associated with funding sources increased 38 basis points to 2.84 percent. Average investments decreased $139 million, or 4.3 percent primarily due to the sale of $1.0 billion in mortgage-backed securities in trading securities, partly offset by reinvestments in short-term trading securities and increased federal funds sold activity during the period. A portion of the investment sale proceeds were reallocated to higher yielding assets in other business segments.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments. The loss before income taxes in the corporate segment decreased by $2.7 million to $6.3 million for the three months ended June 30, 2007 when compared with approximately $9.0 million loss for the three months ended June 30, 2006, primarily due to lower non-interest expense and higher interest income. The decrease in non-interest expense was mainly attributable to an offsetting unrealized gain on the change in fair value of the junior subordinated debentures issued to capital trust held at fair value recorded in other non-interest expense. Net gains and losses on the change in fair value of residential loans carried at fair value are reflected in the corporate and other adjustments segment for the three months ended June 30, 2007.

The following tables present the financial data for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,843,395	$4,393,363	$3,073,735	$—	$11,310,493
Income before income taxes	31,638	54,674	29,463	7,535	123,310
Return on average interest earning assets before income taxes	1.65%	2.49%	1.92%	N/A	2.18%

N/A—not applicable

	Six Months Ended June 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,854,559	$4,343,063	$3,281,737	$—	$11,479,359
Income (loss) before income taxes	34,274	59,589	31,233	(16,545)	108,551
Return on average interest earning assets before income taxes	1.78%	2.74%	1.90%	N/A	1.89%

N/A—not applicable

Consumer Lending

During the first quarter of 2007, Valley selected certain existing residential mortgage loans to be carried at fair value under SFAS No. 159 that had a carrying value of $245.7 million after adoption of the standard. Net gains and losses from the change in fair value of the residential loans carried at fair value are reflected in the corporate and other adjustments segment for the six months ended June 30, 2007.

For the six months ended June 30, 2007, income before income taxes decreased $2.6 million to $31.6 million, compared with the six months ended June 30, 2006. The return on average interest earning assets before income taxes decreased to 1.65 percent compared with 1.78 percent for the prior year period. Average earning assets decreased $11.2 million for the six months ended June 30, 2007 compared with the same period in 2006. Net interest income decreased $2.4 million to $62.1 million when compared to $64.5 million for the same period last year. A $5.8 million increase in interest income as a result of an increase on the average yield on loans was more than offset by an increase in interest expense of $8.2 million due to higher funding costs. Average interest rates on loans increased 31 basis points to 6.02 percent, while the interest expense associated with funding sources increased 43 basis points to 2.79 percent.

Commercial Lending

For the six months ended June 30, 2007, income before income taxes decreased $4.9 million to $54.7 million compared with the six months ended June 30, 2006, primarily due to a decrease in net interest income, and increases in non-interest expense and internal transfer expense. The return on average interest earning assets before income taxes was 2.49 percent compared with 2.74 percent for the prior year period. The average yield on commercial lending increased 31 basis points to 7.24 percent primarily due to an increased prime lending rate while the costs associated with funding sources increased 43 basis points to 2.79 percent.

Investment Management

During the first quarter, approximately $1.3 billion of investments were selected by Valley to be carried at fair value under SFAS No. 159. Net gains and losses on the change in fair value of trading securities are reflected in the corporate and other adjustments segment for the six months ended June 30, 2007.

For the six months ended June 30, 2007, income before income taxes decreased $1.8 million to $29.5 million compared with the six months ended June 30, 2006, primarily due to lower net interest income, partly offset by an increase in non-interest income and a decrease in internal transfer expense. The return on average interest earning assets before income taxes increased to 1.92 percent compared with 1.90 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 41 basis points to 5.78 percent and the rate associated with funding sources increased 43 basis points to 2.79 percent. Average investments decreased $208.0 million mainly due to investment sales and calls on trust preferred securities as well as normal principal paydowns. A majority of the investment proceeds were reinvested in short-term investment securities with the remainder of the funds reallocated to higher yielding assets in other business segments.

Corporate Segment

The income before income taxes for the corporate segment increased by approximately $24.0 million to $7.5 million for the six months ended June 30, 2007 when compared with the $16.5 million loss for the six months ended June 30, 2006. The increase was primarily due to higher non-interest income resulting from a $16.6 million gain on the sale of premises and equipment and a $5.3 million net gain on the changes in the fair values of the junior subordinated debentures, Federal Home Loan Bank advances, and residential mortgage loans carried at fair value during the first half of 2007, as well as an increase in interest income primarily due to losses on cash flow derivatives offsetting interest income in the 2006 period. All of Valley’s cash flow derivatives expired during the third quarter of 2006.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate Valley’s sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for Valley, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. Valley has predominately focused on managing its interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities. With the early adoption of SFAS No. 159, management has the fair value measurement option available for new financial assets, financial liabilities, and derivative transactions potentially entered into as part of its on-going interest rate risk management activities.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2007. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2007.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2007. Reinvestments of projected principal payments and prepayments as well as rate spreads are estimated utilizing Valley’s actual originations during the second quarter of 2007. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2007.

The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon
	At June 30, 2007
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$22,696	6.19%
+1.00	11,713	3.19
(1.00)	(14,719)	(4.01)
(2.00)	(26,445)	(7.21)

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

Fair Value Measurement

Effective January 1, 2007, Valley elected early adoption of SFAS No. 159 and 157. SFAS No. 159 issued on February 15, 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption, Valley elected to record the following pre-existing financial assets and financial liabilities at fair value:

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

The adoption of SFAS No. 159 did not significantly impact Valley’s net interest margin for the six months ended June 30, 2007. Valley’s non-interest income increased $6.5 million and non-interest expense declined $1.3 million for the six months ended June 30, 2007 due to the changes in the market value of financial assets and liabilities held at fair value under SFAS No. 159. The adoption of SFAS No. 159 could have an impact on executive compensation which is based upon, among other things, improved financial performance.

Management’s Reasons for Electing Fair Value Option

In March 2007, Valley’s management team set in motion its initial evaluation of all the potential impacts of the provisions of SFAS No. 159 and 157 on Valley’s balance sheet and its risk management strategies. After a thorough analysis and discussions with Valley’s Board of Directors, management elected to early adopt the standards, with the Board’s final approval, on April 2, 2007. Valley’s adoption of SFAS No. 159 reflects management’s desire to mitigate the potential price and market risk of certain financial instruments that may have a greater propensity to price and market changes than other financial instruments on Valley’s balance sheet. Management’s efforts to reduce price and market risk of financial instruments with the highest potential future earnings volatility (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument) and prepayment risk are consistent with Valley’s risk management activities. Additionally, management believes that the fair value option for select financial assets and liabilities will enhance the effectiveness of its risk management activities, which were, in part, limited by management’s avoidance of applying complex hedge accounting provisions prior to the issuance of SFAS No. 159.

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value will expand the transparency of risk management activities and mechanics of certain financial transactions at management’s disposal.

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

Investment securities. Management identified and elected to fair value 62 existing held to maturity securities and 95 available for sale securities with a total carrying value of $1.3 billion immediately prior to adoption of SFAS No. 159 due to their significant earnings volatility, prepayment, extension, and market value risk as compared to the remaining investment portfolio. In order to potentially mitigate these risks, management elected to fair value these securities with the intent to hedge or possibly sell such securities, in which case the securities may be replaced by securities or other asset classifications, carried at fair value, with acceptable risk characteristics. Upon management’s fair value election, these securities were immediately transferred to trading securities effective January 1, 2007.

During the second quarter of 2007, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion. The purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. The derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the financial market’s forward expectations of interest rate movements and the unusual expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in losses on trading securities, net during the second quarter of 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115, with the remainder of the proceeds used to fund loan growth and to offset a reduction in funding due to the redemption of the $20.6 million in junior subordinated debentures issued to capital trust during the second quarter of 2007. At June 30, 2007, $164.6 million in trading securities sold were not reinvested as the securities transactions remained unsettled receivables. During the third quarter of 2007, approximately $74.9 million of the $164.6 million unsettled receivables were reinvested in trading securities with the remainder held in overnight Federal funds sold.

At June 30, 2007, management has elected to maintain a trading securities portfolio under SFAS No. 115, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker dealer subsidiary, as part of its on-going asset liability management strategies, which include enhancing the asset sensitivity of its interest earning assets in the current interest rate environment. However, management could elect to invest future sale proceeds in other asset classifications not carried at fair value based on changes or perceived changes in the financial markets, in whole or partially due to one or more of the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2006.

On January 1, 2007, the $498.9 million in investment securities held to maturity transferred to trading securities included $214.5 million in trust preferred securities issued by other financial institutions that are callable or contain call option provisions that occur during the first six months of 2007. Valley reported that it could incur losses of $4.4 million, net of tax, should these securities be called during the six months ended June 30, 2007 in its Annual Report of Form 10-K for the year ended December 31, 2006. Due the fair value election, Valley recorded a $5.5 million, net of tax, adjustment to retained earnings for these securities as of January 1, 2007. As of June 30, 2007, $124.7 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $10 thousand and $204 thousand for the three and six months ended June 30, 2007, respectively. None of the remaining trust preferred securities classified as trading securities were sold during the second quarter of 2007.

Residential mortgage loans. Management identified and elected to fair value 1,940 existing residential mortgage loans with a net carrying value of $254.4 million immediately prior to adoption of SFAS No. 159 which are highly dependent on the movement of interest rates and prepayment speeds and as a result have significant earnings volatility, extension, and market value risk as compared to the remaining mortgage portfolio. Upon management’s fair value election for these assets, management assessed the opportunity to hedge their market value risk, but eventually elected to transfer these assets to loans held for sale with the intent to sell them and originate similar or different classes of loans with tolerable performance and risk characteristics. Management’s decision to sell the loans was based on, in part, unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market driven by sub-prime and Alt-A loan activity. During the second quarter of 2007, Valley sold the majority of these mortgage loans to Fannie Mae with the servicing of such loans retained by Valley.

At June 30, 2007, Valley has elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset liability management strategies. Valley’s fair value election for these financial instruments should significantly simplify any future hedge accounting decisions by management and potentially reduce the future non-economic earnings volatility associated with Valley’s mortgage pipeline.

Federal Home Loan Bank advances. Management identified and elected to fair value two existing Federal Home Loan Bank advances with a total carrying value of $40.0 million immediately prior to adoption of SFAS No. 159 due to their significant earnings, price and market value risk as compared to the other long-term borrowings.

Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings during the first quarter of 2007. Valley immediately replaced the advances sold with the issuance of a $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5 years. At June 30, 2007, the Federal Home Loan Bank Advance had a fair value of approximately $39.7 million.

Junior subordinated debentures issued to capital trust. Management elected to fair value the junior subordinated debentures issued to VNB Capital I with a total carrying value of $206.2 million immediately prior to the adoption of SFAS No. 159 due to significant earnings volatility, price and market value risk. In order to potentially mitigate these risks, management elected to fair value these obligations with the intent to potentially hedge or call them for early extinguishment. On June 25, 2007, Valley redeemed $20.6 million, or 10 percent, of the principal face amount of the junior subordinated debentures issued to capital trust. The decision to partially redeem the outstanding debentures was done, in part, by management to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

See additional discussion and analysis of the adoption of SFAS No. 159 and 157 at Notes 6, 7, and 12 to the unaudited consolidated financial statements.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management Valley seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. Liquid assets totaled $2.6 billion at June 30, 2007 and $2.2 billion at December 31, 2006, representing 23.4 percent and 19.5 percent, respectively, of earning assets and 21.0 percent and 18.0 percent, respectively, of total assets at June 30, 2007 and December 31, 2006, respectively.

Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. Loan principal and prepayments are projected to be approximately $3.3 billion over the next twelve months.* During the first half of 2007, proceeds from the sales of investment securities classified as available for sale totaled $28 thousand and proceeds of $133.4 million were generated from maturities, redemptions and prepayments of investments classified as held to maturity and available for sale. Purchases of investment securities available for sale and held to maturity during the first half of 2007 were $423.3 million primarily to replace pledged securities that have matured in the year. Liquidity could also be derived from the trading securities portfolio, as well as residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.8 billion for the first half of 2007 and $7.3 billion for the year ended December 31, 2006, representing 68.9 percent and 63.5 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $17.4 million and $117.9 million at June 30, 2007 and December 31, 2006, respectively. Federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand are also used as alternative funding sources as determined by management.

As of June 30, 2007 and December 31, 2006, Valley had approximately $1.3 billion and $1.8 billion, respectively, of investment securities available for sale recorded at their fair value. As of June 30, 2007, the investment securities available for sale had a net unrealized loss of $13.1 million, net of deferred taxes, compared with a net unrealized loss of $19.0 million, net of deferred taxes, at December 31, 2006. The decrease was primarily due to the transfer of securities to trading securities resulting from the adoption of SFAS No. 159, partially offset by the change in long-term interest rates during the second quarter of 2007. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather, are securities which may be sold to meet the various liquidity and interest rate requirements of Valley. As of June 30, 2007 and December 31, 2006, Valley had a total of $839.3 million and $4.7 million, respectively, in trading account securities. Of the $839.3 million held as of June 30, 2007, approximately $2.0 million were utilized to facilitate purchases for customers of VNB’s broker/dealer subsidiary.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	($ in thousands)
Commercial	$1,517,184	$1,447,165	$1,466,862	$1,443,539	$1,492,688

Total commercial loans	1,517,184	1,447,165	1,466,862	1,443,539	1,492,688
Construction	470,592	493,095	526,318	514,842	515,683
Residential mortgage	1,873,943	1,849,069	2,106,306	2,082,233	2,093,694
Commercial mortgage	2,262,290	2,281,871	2,309,217	2,354,791	2,311,897

Total mortgage loans	4,606,825	4,624,035	4,941,841	4,951,866	4,921,274
Home equity	555,306	560,577	571,138	577,587	570,500
Credit card	9,105	8,498	8,764	8,490	8,279
Automobile	1,391,801	1,280,809	1,238,145	1,229,450	1,234,005
Other consumer	99,920	119,313	104,935	102,155	108,946

Total consumer	2,056,132	1,969,197	1,922,982	1,917,682	1,921,730

Total loans*	$8,180,141	$8,040,397	$8,331,685	$8,313,087	$8,335,692

As a percent of total loans:
Commercial loans	18.55%	18.00%	17.61%	17.36%	17.91%
Mortgage loans	56.32%	57.51%	59.31%	59.57%	59.04%
Consumer loans	25.13%	24.49%	23.08%	23.07%	23.05%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

*	Total loans are net of unearned discount and deferred loan fees totaling $5.0 million, $5.3 million, $5.1 million, $5.8 million and $6.3 million, at June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006, and June 30, 2006, respectively.

During the quarter, loans increased $139.7 million, or 7.0 percent on an annualized basis to approximately $8.2 billion at June 30, 2007 primarily due to strong growth in the automobile and commercial loan portfolios. Partially offsetting this growth, construction, commercial mortgage, home equity, and other consumer loan volumes all declined as the soft housing market and rise in long-term interest rates negatively impacted new loan originations in such categories.

Commercial loans increased $70.0 million, or 19.4 percent on an annualized basis from March 31, 2007 to approximately $1.5 billion at June 30, 2007. The increase in commercial loans was primarily an increase in commercial lines of approximately $18.0 million in conjunction with higher loan volumes experienced in Valley’s healthcare and aviation lending areas.

Mortgage loans decreased $17.2 million, or 1.5 percent on an annualized basis to approximately $4.6 billion at June 30, 2007 from a quarter ago mainly due to declines in both the construction and commercial mortgage loan portfolios. During the second quarter of 2007, continued fallout in the national and local housing markets combined with a rise in long-term treasury rates has negatively impacted Valley’s mortgage loan growth.

Partially offsetting the decreases in construction and commercial mortgage loans, residential mortgage loans increased $24.9 million, or 5.4 percent on an annualized basis to $1.9 billion at June 30, 2007 mainly due to a $35.2 million investment in whole residential mortgage loans purchased from two third party originators during the second quarter of 2007.

Consumer loans increased $86.9 million, or 17.7 percent on an annualized basis to $2.1 billion at June 30, 2007 compared to the linked quarter mainly due to growth in the automobile portfolio. Valley has continued to focus its efforts to expand the geographic presence of its indirect auto loan origination franchise, as nearly 44.0 percent of the dealer auto originations were made outside of New Jersey during the second quarter of 2007. In addition to Valley’s current dealer network located in Pennsylvania, Florida, New York, and New Jersey, Valley plans to expand its dealer network into Connecticut during the third quarter of 2007.*

Non-performing Assets

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

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$6,686	$2,949	$3,775	$2,068	$7,374

Non-accrual loans	$28,843	$29,069	$27,244	$32,117	$29,015
Other real estate owned	1,055	560	779	1,240	1,728
Other repossessed assets	1,044	1,130	844	1,312	930

Total non-performing assets	$30,942	$30,759	$28,867	$34,669	$31,673

Troubled debt restructured loans	$7,406	$5,718	$713	$770	$797
Total non-performing loans as a % of loans	0.35%	0.36%	0.33%	0.39%	0.35%
Total non-performing assets as a % of loans	0.38%	0.38%	0.35%	0.42%	0.38%
Allowance for loans losses as a % of non-performing loans	251.16%	251.81%	274.25%	234.65%	260.89%

Non-accrual loans increased $1.6 million to $28.8 million at June 30, 2007 from $27.2 million at December 31, 2006. The increase was mainly on additional SBA loans in non-accrual status during the first half of 2007, offset by decreases in commercial loans. No mortgage loans in loans held for sale, which are carried at fair value under SFAS No. 159, were on non-accrual status at June 30, 2007.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the following table. These loans increased $3.7 million to $6.7 million at June 30, 2007 from March 31, 2007 and increased $2.9 million from December 31, 2006, primarily due to four matured commercial mortgage loans totaling $3.0 million which were in the process of renewal at June 30, 2007. Three of the four matured commercial mortgage loans, or $2.6 million of the $3.0 million total, finished the renewal process and were current as of August 8, 2007. At June 30, 2007, all of the loans 90 days or more past due and still accruing are generally well secured and in the process of collection. Valley cannot guarantee that the current low level of past due loans as compared to the total loan portfolio will continue. No mortgage loans in loans held for sale, which are carried at fair value under SFAS No. 159, were 90 days or more past due and still accruing at June 30, 2007.

Troubled debt restructured loans, in compliance with modified terms and not reported as past due or non-accrual, are presented in the following table. These loans increased $1.7 million to $7.4 million at June 30, 2007 from $5.7 million at March 31, 2007 due to the addition of one commercial mortgage loan as of June 30, 2007.

Total loans past due in excess of 30 days were 0.80 percent of all loans at June 30, 2007 and 0.84 percent at December 31, 2006. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	($ in thousands)
Average loans outstanding	$8,181,248	$8,292,884	$8,243,355	$8,236,758	$8,197,622

Beginning balance:
Allowance for loan losses	$75,533	$74,718	$75,898	$74,718	$75,188
Loans charged-off	(4,058)	(1,730)	(3,845)	(5,788)	(5,239)
Recoveries	912	635	526	1,547	1,336

Net charge-offs	(3,146)	(1,095)	(3,319)	(4,241)	(3,903)
Provision charged for credit losses	2,388	1,910	3,117	4,298	4,411

Ending balance:
Allowance for credit losses	$74,775	$75,533	$75,696	$74,775	$75,696

Components:
Allowance for loan losses	$72,442	$73,200	$75,696	$72,442	$75,696
Reserve for unfunded letters of credit (1)	2,333	2,333	—	2,333	—

Allowance for credit losses	$74,775	$75,533	$75,696	$74,775	$75,696

Annualized net charge-offs as a percentage of average total loans	0.15%	0.05%	0.16%	0.10%	0.10%
Allowance for loan losses as a percentage of total loans	0.89%	0.91%	0.91%	0.89%	0.91%
Allowance for credit losses as a percentage of total loans	0.91%	0.94%	0.91%	0.91%	0.91%

(1)	Effective January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

At June 30, 2007, the allowance for credit losses totaled $74.8 million compared with $74.7 million at December 31, 2006. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $3.1 million for the three months ended June 30, 2007 compared with $1.1 million for the three months ended March 31, 2007. The increase in net loan charge-offs from the linked quarter is mainly due to commercial loans totaling $2.2 million that were charged-off during the second quarter of 2007. The increased provision during the quarter reflects the increase in the loan portfolio, the level of net loan charge-offs and the current economic environment.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2007 and December 31, 2006, shareholders’ equity totaled $926.6 million and $949.6 million, respectively, or 7.5 percent and 7.7 percent of total assets, respectively. The decrease in total shareholders’ equity for the six months ended June 30, 2007 was mainly the result of dividends paid to shareholders of $49.5 million, payment for treasury stock purchased of $28.5 million and a net reduction of $29.5 million in cumulative-effect adjustment upon adoption of SFAS No. 159, partly offset by net income.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at June 30, 2007 was a $13.1 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $19.0 million unrealized loss, net of deferred tax at December 31, 2006. Also, included as a component of accumulated other comprehensive loss at June 30, 2007 was $11.9 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006.

On May 25, 2007, Valley issued a five percent stock dividend to shareholders of record on May 11, 2007.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.7 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors previously authorized the repurchase of up to 3.0 million shares of Valley’s outstanding common stock on May 14, 2003. As of June 30, 2007, Valley had repurchased all of its common stock under the 2003 publicly announced program, and repurchased approximately 101 thousand shares at an average cost of $22.82 under the 2007 publicly announced program. During the six months ended June 30, 2007, Valley repurchased approximately 1.2 million common shares under its publicly announced plans.

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

Valley’s and VNB’s actual capital positions and ratios at June 30, 2007 and December 31, 2006, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of June 30, 2007
Total Risk-based Capital
Valley	$1,109,866	11.9%	$748,561	8.0%	$	N/A	N/A	%
VNB	1,064,814	11.4	746,546	8.0		933,182	10.0
Tier I Risk-based Capital
Valley	935,091	10.0	374,280	4.0		N/A	N/A
VNB	890,039	9.5	373,273	4.0		559,909	6.0
Tier I Leverage Capital
Valley	935,091	7.8	479,949	4.0		N/A	N/A
VNB	890,039	7.4	478,640	4.0		598,300	5.0

As of December 31, 2006
Total Risk-based Capital
Valley	1,156,823	12.4	744,198	8.0		N/A	N/A
VNB	1,067,364	11.5	741,939	8.0		927,424	10.0
Tier I Risk-based Capital
Valley	982,105	10.6	372,099	4.0		N/A	N/A
VNB	892,646	9.6	370,970	4.0		556,454	6.0
Tier I Leverage Capital
Valley	982,105	8.1	484,953	4.0		N/A	N/A
VNB	892,646	7.4	483,590	4.0		604,488	5.0

N/A - not applicable

As of June 30, 2007 and December 31, 2006, Valley’s capital position included $180 million and $200 million, respectively, of its outstanding trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at June 30, 2007 and December 31, 2006. See Note 12 for additional information.

Book value per share amounted to $7.72 at June 30, 2007 and $7.84 at December 31, 2006. Tangible book value per share amounted to $5.97 at June 30, 2007 and $6.09 at December 31, 2006. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2007	December 31, 2006
	(in thousands, except for share data)
Common shares outstanding	120,031,674	121,125,131

Shareholders’ equity	$926,602	$949,590
Less: Goodwill and other intangible assets	209,731	211,355

Tangible shareholders’ equity	$716,871	$738,235

Tangible book value per share	$5.97	$6.09

Valley’s management believes the tangible book value per share ratio provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 44.6 percent for the six months ended June 30, 2007 compared with 38.6 percent for the same period in 2006. Cash dividends declared amounted to $0.41 per common share for the six months ended June 30, 2007, equivalent to a dividend pay-out ratio per common share of 55.4 percent, compared with 61.4 percent for the same period in 2006. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 37 for a discussion of interest rate sensitivity.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Three lawsuits against Valley were filed by United Bank and Trust Company, American Express Travel Related Services Company, and Discover Financial Services in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Each plaintiff is seeking monetary damages in connection with these lawsuits. Valley believes it has meritorious defenses to these actions and, in February 2007, was granted summary judgment dismissing one of the lawsuits. However, such dismissal is subject to an appeal which was filed by the plaintiff during July 2007. Valley cannot provide any assurances that it will prevail in any of these litigations or be able to settle such litigations for an immaterial amount. In connection with these litigations, Valley entered into a settlement agreement with one of its insurance carriers in which Valley and the insurance carrier agreed that such carrier will not cover potential losses incurred due to these litigations in exchange for a cash payment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
4/1/2007—4/30/2007	—	$—	—	4,001,124
5/1/2007—5/31/2007	257,500	24.36	257,500	3,743,624
6/1/2007—6/30/2007	170,000	23.06	170,000	3,573,624

Total	427,500	$23.84	427,500

(1)	Share data reflects a five percent common stock dividend on May 25, 2007.
(2)	On May 14, 2003 and January 17, 2007, Valley publicly announced its intention to repurchase 3,038,766 and 3,675,000 outstanding common shares, respectively, in the open market or in privately negotiated transactions. The repurchase plans have no stated expiration dates. During the second quarter of 2007, Valley completed the repurchase of common shares under the May 14, 2003 plan. No repurchase plans or programs expired or terminated during the three months ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 11, 2007, the Annual Meeting of Shareholders of Valley National Bancorp was held. A total of 92,775,573 of Valley’s shares were present or represented by proxy at the meeting. Valley’s shareholders took the following actions:

Proposal #1 – Voted upon the election of 14 persons, named in the Proxy Statement, to serve as directors of Valley for the ensuing year. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of directors.

	Number of Votes
Name	For	Withheld
Andrew B. Abramson	91,409,670	1,365,903
Pamela R. Bronander	91,492,060	1,283,513
Eric P. Edelstein	89,276,839	3,498,734
Mary J. Steele Guilfoile	91,425,658	1,349,915
H. Dale Hemmerdinger	89,573,161	3,202,412
Graham O. Jones	90,946,824	1,828,749
Walter H. Jones, III	82,530,281	10,245,292
Gerald Korde	91,447,286	1,328,287
Michael L. LaRusso	91,544,881	1,230,692
Gerald H. Lipkin	91,355,132	1,420,441
Robinson Markel	82,526,469	10,249,104
Robert E. McEntee	91,474,620	1,300,953
Richard S. Miller	89,532,195	3,243,378
Barnett Rukin	91,391,990	1,383,583

Proposal #2 – Approved the ratification of the appointment of Ernst & Young as Valley’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Number of Votes
For	91,855,952
Against/Withheld	460,612
Abstained	459,005
Broker Non-Votes	—

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

A. Amendment to the Restated Certificate of Incorporation of the Registrant incorporated herein by reference to the Registrant’s Form 8-K Current Report dated May 17, 2007.

B. Restated Certificate of Incorporation of the Registrant, as amended incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

C. By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts:

A. Change in Control Agreement dated November 30, 2004 between Valley, VNB and Robert A. Ewing.*

B. Amendment to the Change in Control Agreement dated August 15, 2006 between Valley, VNB and Robert A. Ewing.*

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2007	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2007	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer