Form 10-Q
period 2007-09-30
VALLEY NATIONAL BANCORP
filed 2007-11-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 119,992,036 shares were outstanding as of November 6, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$209,016	$236,354
Interest bearing deposits with banks	9,151	7,795
Federal funds sold	73,000	175,000
Investment securities:
Held to maturity, fair value of $565,057 at September 30, 2007 and $1,090,883 at December 31, 2006	567,276	1,108,885
Available for sale	1,411,679	1,769,981
Trading securities	909,718	4,655

Total investment securities	2,888,673	2,883,521

Loans held for sale, at fair value as of September 30, 2007	3,066	4,674
Loans	8,370,464	8,331,685
Less: Allowance for loan losses	(72,161)	(74,718)

Net loans	8,298,303	8,256,967

Premises and equipment, net	229,779	209,397
Bank owned life insurance	270,321	189,157
Accrued interest receivable	65,832	63,356
Due from customers on acceptances outstanding	12,209	9,798
Goodwill	181,614	181,497
Other intangible assets, net	26,447	29,858
Other assets	172,063	147,653

Total Assets	$12,439,474	$12,395,027

Liabilities
Deposits:
Non-interest bearing	$1,841,064	$1,996,237
Interest bearing:
Savings, NOW and money market	3,423,813	3,561,807
Time	3,174,818	2,929,607

Total deposits	8,439,695	8,487,651

Short-term borrowings	430,410	362,615
Long-term borrowings (includes fair value of $40,385 for an Federal Home Loan Bank advance at September 30, 2007)	2,276,305	2,278,728
Junior subordinated debentures issued to capital trust, at fair value as of September 30, 2007	186,309	206,186
Bank acceptances outstanding	12,209	9,798
Accrued expenses and other liabilities	151,764	100,459

Total Liabilities	11,496,692	11,445,437

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 181,796,274 shares; issued 122,546,034 shares at September 30, 2007 and 122,658,486 shares at December 31, 2006	43,217	41,212
Surplus	880,579	881,022
Retained earnings	102,930	97,639
Accumulated other comprehensive loss	(19,153)	(30,873)
Less: Treasury stock, at cost, 2,582,642 common shares at September 30, 2007 and 1,533,355 shares at December 31, 2006	(64,791)	(39,410)

Total Shareholders’ Equity	942,782	949,590

Total Liabilities and Shareholders’ Equity	$12,439,474	$12,395,027

*	Share data reflects a five percent common stock dividend issued on May 25, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$141,177	$140,317	$419,712	$401,417
Interest and dividends on investment securities:
Taxable	33,859	35,131	99,384	107,121
Tax-exempt	2,745	2,926	8,552	8,973
Dividends	1,873	1,479	5,903	4,270
Interest on federal funds sold and other short-term investments	3,505	1,312	9,893	2,107

Total interest income	183,159	181,165	543,444	523,888

Interest Expense
Interest on deposits:
Savings, NOW, and money market	19,236	19,886	57,870	55,774
Time	35,891	31,573	100,798	79,389
Interest on short-term borrowings	4,656	4,318	13,156	13,871
Interest on long-term borrowings and junior subordinated debentures	28,962	27,831	85,253	80,419

Total interest expense	88,745	83,608	257,077	229,453

Net Interest Income	94,414	97,557	286,367	294,435
Provision for credit losses	2,713	1,618	7,011	6,029

Net Interest Income after Provision for Credit Losses	91,701	95,939	279,356	288,406

Non-Interest Income
Trust and investment services	1,897	1,794	5,518	5,407
Insurance premiums	2,509	2,893	8,273	8,311
Service charges on deposit accounts	7,133	5,771	19,775	17,299
Gains (losses) on securities transactions, net	14	(4,712)	84	(3,205)
Gains on trading securities, net	789	324	3,372	1,002
Fees from loan servicing	1,387	1,461	4,171	4,537
Gains on loans held for sale, net	262	179	4,624	1,373
(Losses) gains on sales of premises and equipment, net	(645)	59	15,958	68
Bank owned life insurance	3,239	2,053	8,254	6,095
Other	3,772	3,682	11,065	11,382

Total non-interest income	20,357	13,504	81,094	52,269

Non-Interest Expense
Salary expense	29,459	28,109	87,139	81,678
Employee benefit expense	7,342	7,915	22,781	21,800
Net occupancy and equipment expense	12,285	12,010	36,999	34,743
Amortization of other intangible assets	1,881	2,165	5,671	6,536
Professional and legal fees	2,003	3,085	5,070	7,083
Advertising	665	2,402	2,407	6,651
Other	10,596	9,940	29,246	29,816

Total non-interest expense	64,231	65,626	189,313	188,307

Income Before Income Taxes	47,827	43,817	171,137	152,368
Income tax expense (benefit)	11,373	(65)	45,570	26,789

Net Income	$36,454	$43,882	$125,567	$125,579

Earnings Per Common Share:*
Basic	$0.30	$0.36	$1.04	$1.02
Diluted	0.30	0.36	1.04	1.02
Cash Dividends Declared Per Common Share*	0.21	0.20	0.62	0.61
Weighted Average Number of Common Shares Outstanding:*
Basic	119,966,530	122,740,540	120,379,910	122,721,452
Diluted	120,300,017	123,369,584	120,799,085	123,237,214

*	Share data reflects a five percent common stock dividend issued on May 25, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$125,567	$125,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,653	12,223
Amortization of compensation costs pursuant to long-term stock incentive plans	3,826	4,158
Provision for credit losses	7,011	6,029
Net amortization of premiums and accretion of discounts on securities	302	3,173
Amortization of other intangible assets	5,671	6,536
(Gains) losses on securities transactions, net	(84)	3,205
Proceeds from sales of loans held for sale	280,048	28,292
Gains on loans held for sale, net	(4,624)	(1,373)
Origination of loans held for sale	(28,144)	(24,571)
Gains on sales of premises and equipment, net	(15,958)	(68)
Change in fair value of junior subordinated debentures and Federal Home Loan Bank advance carried at fair value	(1,264)	—
Net change in trading securities	396,261	2,302
Net increase in cash surrender value of bank owned life insurance	(8,254)	(6,095)
Net (increase) decrease in accrued interest receivable and other assets	(27,072)	27,926
Net increase (decrease) in accrued expenses and other liabilities	37,857	(4,674)

Net cash provided by operating activities	782,796	182,642

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	28	3,108
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	129,676	240,236
Purchases of investment securities available for sale	(587,044)	(94,862)
Purchases of investment securities held to maturity	(54,236)	(74,310)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	88,984	114,769
Net increase in loans made to customers	(304,964)	(189,129)
Purchases of bank owned life insurance, net of benefits received	(73,230)	1,803
Cash paid, net of cash and cash equivalents in acquisitions	—	1,217
Proceeds from sales of premises and equipment	35,070	508
Purchases of premises and equipment	(35,676)	(28,174)

Net cash used in investing activities	(801,392)	(24,834)

Cash flows from financing activities:
Net decrease in deposits	(47,956)	(103,131)
Net increase (decrease) in short-term borrowings	67,795	(187,738)
Advances of long-term borrowings	490,000	882,000
Repayments of long-term borrowings	(494,952)	(628,365)
Redemption of junior subordinated debentures	(20,000)	—
Dividends paid to common shareholders	(74,767)	(74,109)
Purchases of common shares to treasury	(31,382)	(14,561)
Common stock issued, net of cancellations	1,876	1,910

Net cash used in financing activities	(109,386)	(123,994)

Net (decrease) increase in cash and cash equivalents	(127,982)	33,814
Cash and cash equivalents at beginning of period	419,149	260,045

Cash and cash equivalents at end of period	$291,167	$293,859

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$259,401	$221,949
Cash paid during the period for federal and state income taxes	56,800	56,380
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$820,532	$—
Transfer of investment securities held to maturity to trading securities	498,949	—
Transfer of loans to loans held for sale	254,356	—

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (in thousands)	$36,454	$43,882	$125,567	$125,579

Basic weighted-average number of common shares outstanding	119,966,530	122,740,540	120,379,910	122,721,452
Plus: Common stock equivalents	333,487	629,044	419,175	515,762

Diluted weighted-average number of common shares outstanding	120,300,017	123,369,584	120,799,085	123,237,214

Earnings per share:
Basic	$0.30	$0.36	$1.04	$1.02
Diluted	0.30	0.36	1.04	1.02

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled approximately 1.2 million and 3 thousand for the three months ended September 30, 2007 and 2006, respectively, and 1.2 million and 758 thousand for the nine months ended September 30, 2007 and 2006, respectively.

Note 3. Stock –Based Compensation

Under the 1999 Long-Term Stock Incentive Plan, Valley may award its employees up to 6.6 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At September 30, 2007, approximately 2.2 million shares remain available for issuance under the plan.

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

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.3 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $3.8 million and $4.2 million for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, the remaining unrecognized amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $10.0 million.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted for the nine months ended September 30, 2007 and 2006:

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

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$36,454	$43,882	$125,567	$125,579

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	5,831	22,243	11,772	517
Less reclassification adjustment for gains and losses included in net income, net of tax	(8)	2,997	(52)	2,021
Net change in unrealized losses on derivatives	—	(255)	—	(95)
Plus reclassification adjustment for losses included in net income, net of tax	—	341	—	1,859

Other comprehensive income	5,823	25,326	11,720	4,302

Total comprehensive income	$42,277	$69,208	$137,287	$129,881

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

Pro forma results of operations for RISC, Inc. for the nine months ended September 30, 2006 is excluded as the acquisition did not have a material impact on Valley’s financial statements.

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

The following table presents information about the eligible financial assets and liabilities for which Valley elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	Carrying Value Prior to Election at January 1, 2007	SFAS No. 159 Transition Adjustment to Retained Earnings	Carrying Value at Fair Value After Adoption at January 1, 2007
	(in thousands)
Assets:
Investment securities:
Held to maturity (1)	$498,949	$18,157	$480,792
Available for sale, cost of $842,229 (1)(2)	820,532	21,697	820,532

Total investment securities	1,319,481	39,854	1,301,324

Loans (3)	254,356	8,684	245,672

Total assets	$1,573,837	$48,538	$1,546,996

Liabilities:
Long-term borrowings (4)	$40,000	$2,145	$42,145
Junior subordinated debentures issued to capital trust (5)	206,186	2,391	208,577

Total liabilities	$246,186	$4,536	$250,722

Pre-tax cummulative effect of adoption of SFAS No. 159		$53,074
Net unamortized debt issuance costs and loan fees (3)(5)		5,579
Income tax benefit		(15,713)

Cumulative effect of adoption of SFAS No. 159		$42,940

(1)	Selected held to maturity and available for sale securities transferred to the trading securities portfolio at January 1, 2007.
(2)	The $21.7 million pre-tax charge to retained earnings was reclassified from unrealized losses on securities available for sale included in accumulated other comprehensive loss, net of a $8.3 million tax benefit at December 31, 2006.
(3)	Selected mortgage loans were transferred to loans held for sale, effectively, on January 1, 2007. The $8.7 million pre-tax charge to retained earnings excludes $95 thousand in unamortized loan origination fees credited to retained earnings at January 1, 2007.
(4)	Represents two fixed rate Federal Home Loan Bank advances redeemed on March 19, 2007.
(5)	The $2.4 million pre-tax charge to retained earnings excludes $5.7 million in unamortized debt issuance costs charged to retained earnings at January 1, 2007.

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

During the second quarter of 2007, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion. The purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. The derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the financial market’s forward expectations of interest rate movements and the unusual expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in gains on trading securities, net during the second quarter of 2007 and the nine months ended September 30, 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115 during the second quarter of 2007.

As of September 30, 2007, the trading securities portfolio totaled $909.7 million (see the trading securities table at Note 8). Management elected to maintain a trading securities portfolio, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker dealer subsidiary, as part of its on-going asset liability management strategies.

Loans. Management identified 1,940 existing residential mortgage loans with a net carrying value of $254.4 million, a weighted average coupon of 4.96 percent and an estimated duration over 3.0 years, which were highly dependent on the movement of interest rates and prepayment speeds. In determining which residential mortgages would be appropriate for the fair value option, management reviewed the entire fixed rate 15-year and 30-year residential loan portfolio. For every loan, management reviewed the prevailing interest rate, origination date, maturity date and expected duration. In addition, management selected high credit quality loans to reduce future changes in market value due to fluctuations in each loan’s non-performance risk. In making the final determination as to which financial instruments met management’s objectives and intent for early adopting SFAS No. 159, management compared the expected return of each residential loan within the aforementioned portfolio versus the potential extension risk, market valuation risk, earnings volatility, and likely change in non-performance risk. As a result of applying the criteria above, a majority of the mortgage loans selected had large unrealized losses. In management’s determination, the 1,940 financial instruments selected for fair value have earnings volatility risk, extension risk, and market value risk which exceed the expected long-term return on each loan. Upon management’s fair value election, these mortgage loans were immediately transferred to loans held for sale.

During the second quarter of 2007, approximately $240 million of the residential loans transferred to loans held for sale were sold as management determined the unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market, partly related to sub-prime and Alt-A loan activity, would be difficult to hedge effectively through the use of derivative financial instruments or other means. Management elected the fair value option for all of its loans held for sale portfolio at September 30, 2007, as part of its on-going asset liability management strategies. Loans held for sale declined to $3.1 million at September 30, 2007 primarily due to lower originations of residential loans with similar risk characteristics to the loans selected to be carried at fair value effective January 1, 2007. Management elects to carry its new residential mortgage originations, on an instrument by instrument basis, at cost (in the loan portfolio) or at fair value (in loans held for sale) based upon, among other factors, the current interest rate environment, matching of interest earning assets and interest bearing liabilities, as well as managing the liquidity needs of Valley’s balance sheet.

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

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years. At September 30, 2007, the Federal Home Loan Bank advance had a fair value of approximately $40.4 million.

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

On June 25, 2007, Valley redeemed $20.6 million, or 10 percent, of the original $206.2 million contractual principal balance of the junior subordinated debentures issued to capital trust. On September 27, 2007, Valley delivered a notice of redemption effective October 29, 2007 for $20.6 million, or 11.1 percent of the remaining $185.6 million contractual principal balance of the junior subordinated debentures. Management’s decision to partially redeem the outstanding debentures during 2007 was done, in part, to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2007 by level within the fair value hierarchy (see Note 6 for further information on the fair value hierarchy). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	September 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,411,679	$1,411,679	$—	$—
Trading securities	909,718	909,718	—	—
Loans held for sale (1)	3,066	—	3,066	—

Total assets	$2,324,463	$2,321,397	$3,066	$—

Liabilities:
Long-term borrowings (2)	$40,385	$—	$40,385	$—
Junior subordinated debentures issued to capital trusts (3)	186,309	—	186,309	—

Total liabilities (4)	$226,694	$—	$226,694	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $3.0 million at September 30, 2007.
(2)	Represents the fair value of one fixed rate Federal Home Loan Bank advance with a $40.0 million contractual unpaid principal obligation and included in long-term borrowings at September 30, 2007.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $185.6 million at September 30, 2007.
(4)	Excludes one fair value hedge reported at fair value due to its immaterial nature to the consolidated statements of financial condition. See further analysis of this derivative instrument at Note 13.

During the three months ended September 30, 2007, Valley changed the valuation technique to measure the fair value of the Federal Home Loan Bank advance included in the long-term borrowings category in the table above. Upon the initial adoption of SFAS No. 157, management estimated a Level 1 fair value using quoted settlement prices from the Federal Home Loan Bank of New York (“FHLB-NY”). These quoted settlement prices were deemed to represent the transfer price if the liability were assumed by a third party through June 30, 2007. During the third quarter of 2007, management noted the quoted settlement price on the Federal Home Loan Bank advance held at fair value began to deviate materially from the quoted prices for new advances with similar risk characteristics primarily due to movements in interest rates and specifically the rate in which the FHLB-NY would be able to reinvest the proceeds received from settlement of this Federal Home Loan Bank advance. Management determined that the settlement price no longer approximates the transfer price. To this end, Valley began estimating the fair value of the Federal Home Loan Bank advance using quoted prices for a new Federal Home Loan Bank advance with the same risk characteristics during the third quarter of 2007. These Level 2 current prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the quoted prices used in the fair value measurement of the Federal Home Loan Bank advances during the nine months ended September 30, 2007, partially due to a blanket pledge agreement which assigns qualifying residential mortgage loans as collateral for the advances.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006 require certain assets to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred during the three and nine months ended September 30, 2007.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2007 and 2006:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
		(in thousands)
Assets:	Non-Interest Income:
Trading securities	Gains on trading securities, net (1)	$789	$324	$3,372	$1,002
Loans held for sale	Gains on loans held for sale, net (2)	262	—	4,217	—

Liabilities:	Non-Interest Expense:
Long-term borrowings	Other non-interest expense (3)	(725)	—	(385)	—
Junior subordinated debentures issued to capital trusts	Other non-interest expense	668	—	1,649	—

		$994	$324	$8,853	$1,002

(1)	For the nine months ended September 30, 2007, the gains (losses) on change in fair value of trading securities include $4.3 million in gains on the change in fair value of interest rate derivative transactions entered into and terminated during the second quarter of 2007.
(2)	For nine months ended September 30, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007. At September 30, 2007, all loans held for sale were carried at fair value.
(3)	For nine months ended September 30, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the nine months ended September 30, 2007.

For loans held for sale, non-performance risk and changes therein are included in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the change of fair value recognized for mortgage loans held at fair value during the three and nine months ended September 30, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	September 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$10,001	$—	$(13)	$9,988	$10,009	$—	$(181)	$9,828
Obligations of states and political subdivisions	213,565	1,589	(546)	214,608	233,592	2,051	(626)	235,017
Mortgage-backed securities	53,335	11	(1,105)	52,241	342,798	20	(12,427)	330,391
Corporate and other debt securities	193,020	1,914	(4,069)	190,865	423,016	3,179	(10,018)	416,177
FRB & FHLB stock	97,355	—	—	97,355	99,470	—	—	99,470

Total investment securities held to maturity	$567,276	$3,514	$(5,733)	$565,057	$1,108,885	$5,250	$(23,252)	$1,090,883

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

The $498.9 million in investment securities held to maturity transferred to trading securities on January 1, 2007 included $214.5 million in trust preferred securities issued by other financial institutions that were callable or contain call option provisions that occur by June 30, 2007. As of September 30, 2007, $135.6 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $18 thousand and $222 thousand for the three months and nine months ended September 30, 2007, respectively. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 6, 7 and 12 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position was 107 at September 30, 2007 compared to 176 at December 31, 2006. The unrealized losses in Valley’s investment in obligations of states and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in corporate and other debt securities consists primarily of trust preferred securities. Valley has the intent and ability to hold the securities contained in the table above until maturity. Management does not believe that any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2007 and December 31, 2006 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	September 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$372,789	$324	$(1,247)	$371,866	$407,730	$6	$(6,955)	$400,781
Obligations of states and political subdivisions	43,604	885	(13)	44,476	46,765	1,105	(18)	47,852
Mortgage-backed securities	846,076	3,450	(7,675)	841,851	1,282,520	1,859	(27,742)	1,256,637
Corporate and other debt securities	63,255	525	(1,547)	62,233	27,132	33	(197)	26,968
Equity securities	98,486	1,088	(8,321)	91,253	37,258	905	(420)	37,743

Total investment securities available for sale	$1,424,210	$6,272	$(18,803)	$1,411,679	$1,801,405	$3,908	$(35,332)	$1,769,981

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

The total number of security positions in the securities available for sale portfolio in an unrealized loss position was 221 at September 30, 2007 compared to 335 at December 31, 2006. The unrealized losses for the U.S. Treasury securities and other government agencies are on notes issued by FNMA and FHLMC and the unrealized losses for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. The unrealized losses for corporate and other debt securities relate mainly to corporate notes. The unrealized losses for equity securities are mainly comprised of preferred stock issued by FHLMC and FNMA and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

The fair value of trading securities at September 30, 2007 and December 31, 2006 were as follows:

TRADING SECURITIES

	September 30, 2007	December 31, 2006
U.S. Treasury securities and other government agencies	$356,595	$—
Obligations of states and political subdivisions	1,449	4,655
Mortgage-backed securities	28,838	—
Corporate and other debt securities	522,836	—
Equity securities	—	—

Total trading securities	$909,718	$4,655

Note 9. Goodwill and Other Intangible Assets

Valley reports goodwill and other intangible assets within its corporate and other adjustments business segment. No impairment losses on goodwill or other intangibles were incurred in the three and nine months ended September 30, 2007 and 2006.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2007 and the year ended December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Balance at beginning of period	$181,497	$179,898
Goodwill from business combinations	117	1,599

Balance at end of period	$181,614	$181,497

The following table summarizes other intangible assets as of September 30, 2007 and December 31, 2006:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2007
Loan servicing rights	$77,559	$(64,423)	$13,136
Core deposits	30,701	(19,353)	11,348
Other	6,395	(4,432)	1,963

Total other intangible assets	$114,655	$(88,208)	$26,447

December 31, 2006
Loan servicing rights	$75,941	$(62,131)	$13,810
Core deposits	31,333	(18,023)	13,310
Other	6,395	(3,657)	2,738

Total other intangible assets	$113,669	$(83,811)	$29,858

In accordance with the amortization method prescribed in SFAS No. 156, loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions. Impairment on loan servicing is assessed at each reporting period based upon fair value of observable market prices for similar assets. Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. Other, consisting of customer lists and covenants not to compete, are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $5.7 million and $6.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2007	$1,022	$623	$161
2008	3,237	2,303	289
2009	2,540	2,013	267
2010	1,912	1,739	266
2011	1,445	1,464	234
Thereafter	2,980	3,206	746

Total	$13,136	$11,348	$1,963

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,098	$1,010	$3,415	$3,211
Interest cost	1,096	1,051	3,283	2,957
Expected return on plan assets	(1,343)	(1,212)	(4,026)	(3,627)
Amortization of prior service cost	137	272	410	333
Amortization of net loss	67	77	198	277

Net periodic pension expense	$1,055	$1,198	$3,280	$3,151

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $216.4 million as of September 30, 2007. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit at September 30, 2007, $103.6 million, or 47.8 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $909 thousand liability recorded as of September 30, 2007 relating to the standby letters of credit.

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to the Trust at fair value under SFAS No. 159. Management selected the debentures for fair value measurement due to their earnings volatility, economic price and market value risk and the potential opportunity for management to mitigate such risks through applying certain risk management strategies in the future. The initial fair value measurement of the junior subordinated debentures issued to the Trust resulted in a $5.3 million reduction in retained earnings at January 1, 2007. This transition adjustment to retained earnings includes a gross market value adjustment of $2.4 million and unamortized debt issuance costs of $5.7 million, net of taxes totaling $2.8 million. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 6 and 7 and at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the three and nine months ended September 30, 2007, other expense includes a pre-tax gain of $668 thousand and $1.6 million, respectively, for the changes in fair value of the junior subordinated debentures issued to the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of September 30, 2007 and December 31, 2006:

	VNB Capital Trust I
	September 30, 2007	December 31, 2006
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$186,309	$206,186
Contractual principal balance	$185,567	$206,186
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Call date: November 7, 2006

Trust Preferred Securities:
Face value	$180,000	$200,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates (2): Quarterly

(1)	Carried at fair value on consolidated statements of financial condition at September 30, 2007.
(2)	All cash distributions are cumulative.

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

On June 25, 2007, Valley redeemed $20.6 million, or 10 percent, of the original $206.2 million principal face amount of the junior subordinated debentures and 800,000 of the trust preferred securities and 24,742 of the common securities issued by the Trust.

On September 27, 2007, Valley delivered a notice of redemption effective October 29, 2007 for $20.6 million, or 11.1 percent of the remaining $185.6 million contractual principal balance of the junior subordinated debentures and 800,000 of trust preferred securities and 24,742 of the common securities issued by the Trust.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at September 30, 2007 and December 31, 2006. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2007 and December 31, 2006, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of September 30, 2007, the fair value hedge had a fair value of $3 thousand included in other assets on the consolidated statements of financial condition and a fair value of $22 thousand included in other liabilities as of December 31, 2006. Due to the immaterial nature of the fair value hedge’s current and potential future fair value to Valley’s consolidated statements of financial condition, it was excluded from the fair value measurement disclosures at Note 7.

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

Prior to the cash flow hedge expiration in 2006, unrealized losses, net of tax benefits, reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the nine months ended September 30, 2006, an unrealized loss of $3.2 million was reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the nine months ended September 30, 2007 and 2006.

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

The derivative transactions were not designated as hedges under SFAS No. 133, and as such, were marked to market through income. For the nine months ended September 30, 2007, Valley recognized a $4.3 million net gain on the change in fair value at the termination dates of the derivative transactions, which was recorded in gains on trading securities, net presented within the non-interest income category on the consolidated statements of income.

Note 14. Income Taxes

On January 1, 2007, Valley adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

Management expects that Valley’s adoption of FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. As of September 30, 2007 and January 1, 2007, Valley had $16.4 million and $16.8 million established for tax uncertainties, which, if recognized, would favorably affect the effective income tax rate in future periods. For the nine months ended September 30, 2007, Valley recognized (through a reduction in income tax expense) $2.1 million for tax uncertainties primarily due to the completion of a state tax examination.

Valley recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Valley had approximately $390 thousand and $501 thousand for the payment of interest accrued at September 30, 2007 and December 31, 2006, respectively. Interest expense recognized during the three and nine months ended September 30, 2007 was immaterial.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. The Internal Revenue Service recently completed an examination of the 2002 and 2003 tax years and there were no material adjustments.

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

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	a change in the effectiveness of market value hedging strategies;

•	competition from banks and other financial institutions;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire and retain qualified employees;

•	slowdown in levels of deposit growth;

•	a decline in the economy in Valley’s primary market areas, mainly in New Jersey and New York;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies; and

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006. Valley has identified its policies on the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

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

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $181.6 million at September 30, 2007 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

In connection with determining its income tax provision under SFAS No. 109 and FIN 48, Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2006, the “Income Taxes” section below, and Note 14 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include additional discussion on the accounting for income taxes.

Executive Summary

During this time of uncertainty for so many consumers and mortgage lenders caught in the subprime loan and mortgage debacle, Valley’s conservative loan underwriting policy has supported its earnings in the face of a housing market slump that has hurt many within the banking industry. Management would like to reaffirm that Valley is and was not a participant in subprime residential mortgage lending, negative amortization loans or collateralized debt obligation markets. In addition, Valley’s investment portfolio is mainly comprised of securities backed by the U.S. government and are not supported by subprime loans.

During the third quarter of 2007, Valley’s credit quality continued to be the hallmark of the organization, in spite of a housing slump that has hurt many other financial institutions within the banking industry. Valley’s total loans past due in excess of 30 days were less than one percent of total loans, totaling 0.79 percent of total loans as of September 30, 2007, which was an improvement of 0.01 percent from the second quarter of 2007. Loans past due in excess of 90 days and still accruing decreased $1.3 million from the second quarter of 2007, however, exclusive of matured loans which were in the normal process of renewal, the balances remained relatively flat for the quarter (See “Non-performing Assets” section below). Valley saw a moderate change in total non-performing loans as a percent of total loans, which increased 0.01 percent from one quarter ago to 0.36 percent at September 30, 2007. Valley’s management strives to maintain superior credit quality through its conservative loan underwriting policy; however, due to the current credit environment, management cannot predict that Valley’s loan portfolio will continue to perform at levels experienced during the three and nine months ended September 30, 2007.

Valley’s net income was $125.6 million for the nine months ended September 30, 2007 unchanged from the same period in 2006. Net income for the nine months ended September 30, 2007 includes a $28.8 million increase in non-interest income which was partially the result of a $16.4 million pre-tax gain on the sale of a Manhattan office building during the first quarter of 2007 and net trading gains totaling $8.9 million on the change in fair value of financial assets held at fair value under SFAS No. 159. The increase in non-interest income was primarily offset by a decline in net interest income and higher income taxes due to an $11.2 million tax reserve reduction in the third quarter of 2006. Adjusting for a five percent stock dividend issued on May 25, 2007, fully diluted earnings per common share were $1.04 for the nine months ended September 30, 2007 as compared to $1.02 per common share for the same period of 2006. All common share data presented was adjusted to reflect the stock dividend.

Net income for the third quarter of 2007 was $36.5 million compared to $43.9 million for the third quarter of 2006. Net income for the third quarter of 2006 included an $11.2 million reduction in income tax expense (see “Income Taxes” section below). Fully diluted earnings per common share were $0.30 for the third quarter of 2007, compared to $0.36 for the third quarter of 2006, which included $0.09 per common share attributable to the aforementioned reduction in income tax expense.

During the third quarter of 2007, net interest income on a tax equivalent basis declined by $1.5 million from the second quarter of 2007 due to a $3.4 million increase in interest expense, or a 11 basis point increase in the cost of average interest bearing liabilities, partially offset by a $1.9 million increase in interest income, or a 8 basis point increase in the tax equivalent yield of average interest earning assets. The decline in net interest income during the third quarter of 2007 was mainly a result of higher average interest bearing liabilities, as well as a $75.0 million investment in bank owned life insurance funded by a reallocation of cash flows from interest earning assets during the second quarter of 2007. The change in the cash surrender value of the additional bank owned life insurance generated approximately $1.0 million and $827 thousand, on a pre-tax basis, of non-interest income during the third and second quarters of 2007, respectively, which is excluded from the net interest margin calculations shown on pages 28 and 29. Valley’s cost of total deposits remained relatively low by industry standards at 2.63 percent for the third quarter of 2007 compared to 2.51 percent for the second quarter of 2007. The increase of 12 basis points was primarily due to continued growth in retail time deposits through collection initiatives which accompany de novo branch openings, and one $142.7 million certificate of deposit collateralizing a short-term commercial loan originated in August 2007. Both the certificate of deposit and the short-term commercial loan matured, and were not renewed, at the end of October 2007.

On September 18, 2007, the Federal Reserve decreased short-term interest rates by 50 basis points. Although the decrease had little impact on the third quarter of 2007 results, Valley’s prime rate moved in conjunction with the interest rate decrease and may lower interest income in future periods depending on Valley’s ability to grow the loan portfolio and mitigate such declines in interest rates.*

The provision for credit losses was $2.7 million for the third quarter of 2007 compared to $2.4 million for the second quarter of 2007 based on the results of Valley’s quarterly analyses of the loan portfolio and unfunded letters of credit. The moderate increase in the provision during the quarter reflects the linked quarter growth in the loan portfolio, Valley’s assessment of the current economic environment, as well as the current level of net loan charge-offs and its effect on Valley’s historical loan experience.

Total investment securities increased $208.6 million, or 7.8 percent, to $2.9 billion at September 30, 2007 from approximately $2.7 billion at June 30, 2007 mainly due to the reinvestment of $164.6 million in unsettled trading securities receivables included in other assets at June 30, 2007. The remaining increase was due to a reduction in overnight federal funds sold which were reinvested in higher yielding mortgage-backed securities and corporate and other debt securities classified as available for sale during the third quarter of 2007.

Total loans increased $190.3 million, or 9.3 percent on an annualized basis, to $8.4 billion at September 30, 2007 from approximately $8.2 billion at June 30, 2007. The linked quarter growth in loans is mainly comprised of increases in commercial loans, residential mortgage and automobile loans of $148.0 million, $59.4 million and $41.4 million, respectively, partially offset by normal construction loan payments and declines in other consumer loans totaling $61.6 million and $16.9 million, respectively. The commercial loan increase was primarily due to one short-term commercial loan totaling $141.1 million, which subsequently matured in the fourth quarter of 2007. The increase in residential mortgage loans is largely the result of the reduction of liquidity in the secondary markets which has provided increased opportunities for Valley to purchase loans in the prime grade, jumbo market. Automobile loan volumes continue to be strong as Valley has focused efforts to expand the geographic footprint of its indirect auto loan origination franchise. Construction loans declined during the third quarter through normal principal paydown activity and a lack of new loan volume, as the slowdown in the home building market continues to negatively impact this category.

During the third quarter of 2007, total deposits increased $107.2 million to $8.4 billion as of September 30, 2007 from $8.3 billion at June 30, 2007. An increase of $228.3 million in time deposits was partially offset by a decline in non-interest bearing deposits of $101.2 million and a decline in savings, NOW, and money market deposits of $19.8 million. The increase in time deposits was mainly due to one $142.7 million certificate of deposit held as collateral for a short-term commercial loan originated during the third quarter, as well as other normal retail deposit activities. The decrease in demand deposits reflects seasonal withdrawals from many of Valley’s larger commercial customers.

Non-interest income for the third quarter of 2007 increased $678 thousand, or 3.4 percent from $19.7 million for the quarter ended June 30, 2007. Net gains on trading securities increased $3.6 million from the second quarter of 2007 primarily due to net losses totaling $2.8 million recognized on the sale of $1.0 billion in mortgage-backed securities and the termination of certain derivative transactions during the second quarter. Offsetting the increased trading revenue, net gains on loans held for sale decreased $2.4 million primarily due to the sale of approximately $240 million of residential mortgages during the second quarter of 2007. Net gains on sales of premises and equipment also declined $875 thousand from the second quarter of 2007 mainly due to losses recognized on the closure and consolidation of two leased branch locations during the third quarter of 2007.

Non-interest expense increased $3.4 million, or 5.5 percent to $64.2 million for the third quarter of 2007 from $60.9 million for the linked quarter ended June 30, 2007 mainly due to a $3.1 million increase in other non-interest expense. The increase was primarily due to unrealized gains totaling $2.7 million on Valley’s junior subordinated debentures and Federal Home Loan Bank advances held at fair value in the second quarter of 2007, as compared to a net unrealized loss of $57 thousand recognized for the change in fair value of these financial liabilities during the third quarter of 2007.

For the three months ended September 30, 2007, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 15.66 percent and an annualized return on average assets (“ROA”) of 1.19 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 20.18 percent for the third quarter of 2007. The comparable ratios for the third quarter of 2006, were an annualized ROE of 18.43 percent, an annualized ROA of 1.42 percent, and an annualized ROATE of 23.77 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Net income	$36,454	$43,882	$125,567	$125,579

Average shareholders’ equity	$931,359	$952,212	$927,647	$946,227
Less: Average goodwill and other intangible assets	(208,640)	(213,679)	(209,513)	(215,014)

Average tangible shareholders’ equity	$722,719	$738,533	$718,134	$731,213

Annualized ROATE	20.18%	23.77%	23.31%	22.90%

Valley’s management believes the ROATE measure provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

Net Interest Income

Net interest income on a tax equivalent basis decreased $3.2 million, or 3.3 percent, to $95.9 million for the third quarter of 2007 over the same quarter of 2006, and decreased $8.3 million, or 2.8 percent to $291.1 million for the nine months ended September 30, 2007 over the same period one year ago. The decreases from the three and nine months ended September 30, 2006 were mainly a result of lower average interest earning assets during the 2007 periods and a larger increase in interest expense as compared to interest income. Partially offsetting the decline in interest earning asset balances during 2007, the yield on average interest earning assets increased by 20 and 34 basis points, respectively, from the three and nine months ended September 30, 2006. The net interest margin on a tax equivalent basis decreased five basis points from 3.45 percent in the second quarter of 2007 to 3.40 percent in the third quarter of 2007, in part due to the aforementioned increase in interest expense caused by pricing competition on retail deposits as well as higher average interest bearing liabilities.

For the third quarter of 2007, average loans and average investment securities decreased $99.3 million and $306.1 million, respectively, while federal funds sold and other interest bearing deposits increased $167.3 million over the same period in 2006. Compared to the second quarter of 2007, average loans increased by $26.7 million primarily due to residential mortgage purchases, one $141.1 million short-term commercial loan originated in August 2007, and growth in Valley’s indirect auto loan origination franchise, partially offset by lower construction loan production. Construction loan production declined as a result of the continued housing market slump which extended into the third quarter. Average investment securities remained relatively flat during the third quarter with an increase of $6.1 million over the second quarter of 2007. Average federal funds sold decreased $48.2 million from the second quarter of 2007 mainly due to a reallocation of these funds to higher yielding loans and investment securities during the third quarter of 2007.

Average interest bearing liabilities for the quarter ended September 30, 2007 decreased $65.5 million or 0.7 percent compared with the quarter ended September 30, 2006. Compared to the second quarter of 2007, average interest bearing liabilities increased $75.1 million or 0.8 percent during the third quarter of 2007. Average time deposits increased $157.2 million due to normal retail deposit activities, as well as a $142.7 million certificate of deposit held as collateral for a short-term commercial loan originated in the third quarter of 2007. Average short-term borrowings also increased $21.3 million, or 5.1 percent from the second quarter of 2007 due to higher customer usage of repo sweep accounts in the third quarter of 2007. Average savings, NOW and money market balances decreased $72.8 million during the third quarter of 2007 from the second quarter of 2007 due to continuous pricing competition in Valley’s retail markets and some normal fluctuations in larger customer balances. Average long-term borrowings decreased $30.5 million during the third quarter of 2007 compared with the quarter ended June 30, 2007 mainly due to Valley’s early redemption of $20.6 million of its junior subordinated debentures on June 25, 2007.

Interest on loans, on a tax equivalent basis, increased $1.6 million for the third quarter of 2007 compared to the second quarter of 2007 mainly due to a 5 basis point increase in the tax equivalent yield on average loans and one additional day as compared to the second quarter. Interest from taxable and tax-exempt investments, on a tax equivalent basis, increased $1.0 million for the three months ended September 30, 2007 compared with the quarter ended June 30, 2007 mainly due to reinvestments in higher yielding taxable investment securities. Interest from federal funds sold and other interest bearing deposits decreased $683 thousand during the third quarter of 2007 due to lower average overnight federal funds balances, as Valley reinvested these funds in higher yielding loans and investment securities.

Interest expense for the three months ended September 30, 2007 increased $3.4 million, or 4.0 percent compared with the quarter ended June 30, 2007 largely due to higher volumes within the time deposit category caused by growth in retail certificates of deposits, including de novo branch initiatives, at current interest rates.

The following table reflects the components of net interest income for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2007			June 30, 2007			September 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,207,941	$141,210	6.88%	$8,181,248	$139,622	6.83%	$8,307,228	$140,355	6.76%
Taxable investments (3)	2,549,294	35,732	5.61	2,525,972	34,470	5.46	2,830,076	36,610	5.17
Tax-exempt investments (1)(3)	260,094	4,223	6.49	277,274	4,477	6.46	285,387	4,502	6.31
Federal funds sold and other interest bearing deposits	267,262	3,505	5.25	315,440	4,188	5.31	99,987	1,312	5.25

Total interest earning assets	11,284,591	184,670	6.55	11,299,934	182,757	6.47	11,522,678	$182,779	6.35

Allowance for loan losses	(73,265)			(74,133)			(76,194)
Cash and due from banks	209,284			214,139			202,911
Other assets	808,851			769,120			725,738
Unrealized loss on securities available for sale	(13,042)			(13,270)			(51,491)

Total assets	$12,216,419			$12,195,790			$12,323,642

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,430,218	$19,236	2.24%	$3,503,061	$19,216	2.19%	$3,666,485	$19,886	2.17%
Time deposits	3,055,620	35,891	4.70	2,898,393	33,143	4.57	2,900,781	31,573	4.35

Total interest bearing deposits	6,485,838	55,127	3.40	6,401,454	52,359	3.27	6,567,266	51,459	3.13
Short-term borrowings	441,227	4,656	4.22	419,937	4,522	4.31	386,034	4,318	4.47
Long-term borrowings (4)	2,453,424	28,962	4.72	2,483,966	28,494	4.59	2,492,702	27,831	4.47

Total interest bearing liabilities	9,380,489	88,745	3.78	9,305,357	85,375	3.67	9,446,002	$83,608	3.54

Non-interest bearing deposits	1,903,502			1,938,035			1,918,596
Other liabilities	1,069			17,671			6,832
Shareholders’ equity	931,359			934,727			952,212

Total liabilities and shareholders’ equity	$12,216,419			$12,195,790			$12,323,642

Net interest income/interest rate spread (5)		$95,925	2.77%		$97,382	2.80%		$99,171	2.81%

Tax equivalent adjustment		(1,511)			(1,601)			(1,614)

Net interest income, as reported		$94,414			$95,781			$97,557

Net interest margin (6)			3.35%			3.39%			3.39%
Tax equivalent effect			0.05			0.06			0.05

Net interest margin on a fully tax equivalent basis (6)			3.40%			3.45%			3.44%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2007 and 2006:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,227,047	$419,815	6.80%	$8,234,559	$401,538	6.50%
Taxable investments (3)	2,551,721	105,287	5.50	2,912,957	111,391	5.10
Tax-exempt investments (1)(3)	272,111	13,157	6.45	291,832	13,805	6.31
Federal funds sold and other interest bearing deposits	250,885	9,893	5.26	54,610	2,107	5.14

Total interest earning assets	11,301,764	548,152	6.47	11,493,958	528,841	6.13

Allowance for loan losses	(73,199)			(76,013)
Cash and due from banks	209,640			206,581
Other assets	763,617			720,727
Unrealized loss on securities available for sale	(11,212)			(53,881)

Total assets	$12,190,610			$12,291,372

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,497,054	$57,870	2.21%	$3,811,372	$55,774	1.95%
Time deposits	2,949,958	100,798	4.56	2,705,964	79,389	3.91

Total interest bearing deposits	6,447,012	158,668	3.28	6,517,336	135,163	2.77
Short-term borrowings	411,279	13,156	4.27	455,048	13,871	4.06
Long-term borrowings (4)	2,474,601	85,253	4.59	2,414,900	80,419	4.44

Total interest bearing liabilities	9,332,892	257,077	3.67	9,387,284	229,453	3.26

Non-interest bearing deposits	1,921,983			1,941,524
Other liabilities	8,088			16,337
Shareholders’ equity	927,647			946,227

Total liabilities and shareholders’ equity	$12,190,610			$12,291,372

Net interest income/interest rate spread (5)		$291,075	2.80%		$299,388	2.87%

Tax equivalent adjustment		(4,708)			(4,953)

Net interest income, as reported		$286,367			$294,435

Net interest margin (6)			3.38%			3.42%
Tax equivalent effect			0.05			0.05

Net interest margin on a fully tax equivalent basis (6)			3.43%			3.47%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2007 Compared with September 30, 2006			Nine Months Ended September 30, 2007 Compared with September 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$(1,690)	$2,545	$855	$(367)	$18,644	$18,277
Taxable investments	(3,797)	2,919	(878)	(14,480)	8,376	(6,104)
Tax-exempt investments (1)	(408)	129	(279)	(948)	300	(648)
Federal funds sold and other interest bearing deposits	2,194	(1)	2,193	7,739	47	7,786

Total (decrease) increase in interest income	(3,701)	5,592	1,891	(8,056)	27,367	19,311

Interest Expense:
Savings, NOW and money market deposits	(1,310)	660	(650)	(4,832)	6,928	2,096
Time deposits	1,739	2,579	4,318	7,575	13,834	21,409
Short-term borrowings	592	(254)	338	(1,378)	663	(715)
Long-term borrowings and junior subordinated debentures	(444)	1,575	1,131	2,017	2,817	4,834

Total increase in interest expense	577	4,560	5,137	3,382	24,242	27,624

(Decrease) increase in net interest income	$(4,278)	$1,032	$(3,246)	$(11,438)	$3,125	$(8,313)

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Trust and investment services	$1,897	$1,794	$5,518	$5,407
Insurance premiums	2,509	2,893	8,273	8,311
Service charges on deposit accounts	7,133	5,771	19,775	17,299
Gains (losses) on securities transactions, net	14	(4,712)	84	(3,205)
Gains on trading securities, net	789	324	3,372	1,002
Fees from loan servicing	1,387	1,461	4,171	4,537
Gains on loans held for sale, net	262	179	4,624	1,373
(Losses) gains on sales of premises and equipment, net	(645)	59	15,958	68
Bank owned life insurance	3,239	2,053	8,254	6,095
Other	3,772	3,682	11,065	11,382

Total non-interest income	$20,357	$13,504	$81,094	$52,269

Non-interest income represented 10.0 percent and 13.0 percent of total interest income plus non-interest income for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2007, non-interest income increased $6.9 million and $28.8 million, respectively, compared with the same periods in 2006.

Service charges on deposit accounts increased $1.4 million, or 23.6 percent for the three months ended September 30, 2007 compared with the same period in 2006, and increased $2.5 million, or 14.3 percent for the nine months ended September 30, 2007 compared with the same period in 2006. Service charges on deposit accounts increased during the 2007 periods mainly due to better overdraft fee collection initiatives implemented by management during the second quarter of 2007.

Gains on securities transactions, net increased $4.7 million and $3.3 million, respectively, for the three and nine months ended September 30, 2007 compared with the same periods in 2006 due to a $4.7 million impairment loss recognized on certain mortgage-backed and equity securities held available for sale in the third quarter of 2006.

Gains on trading securities, net increased $2.4 million to $3.4 million for the nine months ended September 30, 2007 as compared to $1.0 million for the same period in 2006 due to increased trading activity as Valley early adopted SFAS No. 159 and elected to fair value existing investment securities with a total carrying value of $1.3 billion at January 1, 2007. The majority of these trading securities were sold during the second quarter of 2007 and replaced with shorter duration investments also classified as trading securities.

Gains on loans held for sale, net increased $3.3 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during the second quarter of 2007 that Valley elected to carry at fair value under SFAS No. 159.

Gains on sales of premises and equipment, net decreased $704 thousand for the third quarter of 2007 compared to the third quarter of 2006, and increased $15.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. The third quarter decline was primarily due to the closure and consolidation of two leased branch locations in Valley’s branch network. Gains on sales of premises and equipment, net increased during the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in the first quarter of 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings during the first quarter of 2007 as allowed under sale-leaseback accounting rules. The remaining deferred gain of $15.9 million will be amortized into earnings over the 20 year term of the lease.

BOLI income increased $1.2 million, or 57.8 percent for the three months ended September 30, 2007 compared with the same period of 2006, and increased $2.2 million, or 35.4 percent for the nine months ended September 30, 2007 compared with the same period of 2006. For the three and nine month periods, BOLI income increased primarily due to income generated from an additional BOLI investment of $75.0 million during the second quarter of 2007 which was done to offset rising employee benefit costs.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Salary Expense	$29,459	$28,109	$87,139	$81,678
Employee benefit expense	7,342	7,915	22,781	21,800
Net occupancy and equipment expense	12,285	12,010	36,999	34,743
Amortization of other intangible assets	1,881	2,165	5,671	6,536
Professional and legal fees	2,003	3,085	5,070	7,083
Advertising	665	2,402	2,407	6,651
Other	10,596	9,940	29,246	29,816

Total non-interest expense	$64,231	$65,626	$189,313	$188,307

Non-interest expense decreased by $1.4 million, or 2.1 percent for the three months ended September 30, 2007 compared with the same period in 2006, and increased $1.0 million, or 0.5 percent for the nine months ended September 30, 2007 compared with the same period in 2006. The increase incurred during the nine month period is partially due to the addition of eight de novo branches over the last twelve month period.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 55.96 percent and 51.52 percent for the three and nine months ended September 30, 2007, respectively, compared with 59.09 percent and 54.31 percent for the same periods in 2006. For the three and nine month periods, the efficiency ratio declined primarily due to growth in non-interest income during the period (see discussion of non-interest income variances above), partially offset by a decline in net interest income. Valley strives to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, Valley’s current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased $777 thousand, or 2.2 percent for the three months ended September 30, 2007 compared with the same period in 2006, and increased $6.4 million, or 6.2 percent for the nine months ended September 30, 2007 compared with the same period in 2006. The increases were mainly due to additional expenses incurred to support the expanded branch operations resulting from the de novo branches opened during the last twelve months, as well as higher pension costs.

Net occupancy expense increased $2.3 million, or 6.5 percent for the nine months ended September 30, 2007 compared with the same period in 2006. The increase was largely due to higher rent and depreciation expense caused by the addition of eight de novo branches since September 30, 2006, including five new offices opened in the first nine months of 2007.

Professional and legal fees decreased $1.1 million, or 35.1 percent for the three months ended September 30, 2007 compared with the same period in 2006, and decreased $2.0 million, or 28.4 percent for the nine months ended September 30, 2007 compared with the same period in 2006. Both declines were primarily due to fees related to tax planning recognized during the third quarter of 2006 and general decreases in professional services during the 2007 periods.

Advertising expense decreased $1.7 million, or 72.3 percent for the third quarter of 2007 compared with the third quarter of 2006, and decreased $4.2 million, or 63.8 percent for the nine months ended September 30, 2007 compared with the same period in 2006. The decreases in advertising were mainly due to less Valley branding promotions run during the 2007 periods.

Other non-interest expense increased $656 thousand, or 6.6 percent for the three months ended September 30, 2007 compared with the same period in 2006, and decreased $570 thousand, or 1.9 percent for the nine months ended September 30, 2007 compared with the same period in 2006. The third quarter of 2007 results increased primarily due to extra costs associated with Valley’s continued branch expansion initiative. Other non-interest expense decreased during the nine months ended September 30, 2007 mainly due to an offset of $1.3 million in total net unrealized gains on the junior subordinated debentures issued to capital trust and one Federal Home Loan Bank advance held at fair value.

Income Taxes

On January 1, 2007, Valley adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $16.8 million which, if recognized, would impact the annual effective rate. Income tax expense was $11.4 million for the third quarter of 2007, reflecting an effective tax rate of 23.8 percent, compared with an income tax benefit of $65 thousand for the third quarter of 2006. The income tax benefit realized during the third quarter of 2006 resulted from a reduction in Valley’s income tax reserve by $11.2 million. Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates its tax positions and strategies to determine whether the reserve continues to be appropriate.

Income tax expense was $45.6 million for the nine months ended September 30, 2007, reflecting an effective tax rate of 26.6 percent, compared with $26.8 million for the same period in 2006, reflecting an effective tax rate of 17.6 percent. The increase over the prior comparable period was mainly due to the income tax reserve reduction in the third quarter of 2006, as well as lower state income tax expense and settlement of income tax examinations in the 2006 period.

Management expects that Valley’s adoption of FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management Division comprised of trust, broker/dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,832,851	$4,375,090	$3,076,650	$—	$11,284,591
Income (loss) before income taxes	14,248	26,014	15,541	(7,976)	47,827
Return on average interest earning assets before income taxes	1.49%	2.38%	2.02%	N/A	1.70%
N/A—not applicable

	Three Months Ended September 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,863,992	$4,443,236	$3,215,450	$—	$11,522,678
Income (loss) before income taxes	12,960	30,653	8,310	(8,106)	43,817
Return on average interest earning assets before income taxes	1.34%	2.76%	1.03%	N/A	1.52%
N/A—not applicable

Consumer Lending

The consumer lending portfolio is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The automobile loans within the portfolio have an average weighted life ranging from 24 to 30 months, relatively irrespective of movements in the market level of interest rates.

For the three months ended September 30, 2007, income before income taxes increased $1.3 million to $14.2 million, compared with the three months ended September 30, 2006 primarily due to a decrease in non-interest expense and internal transfer expense, partly offset by an increase in the provision for loan losses. The return on average interest earning assets before income taxes increased to 1.49 percent compared with 1.34 percent for the prior year period. For the three months ended September 30, 2007, average interest earning assets decreased $31.1 million compared with the same period last year. This decrease was primarily due to the sale of approximately $240 million in residential mortgage loans held for sale, offset by higher automobile loan balances resulting from Valley’s efforts to expand the geographic presence of its indirect auto loan origination franchise during 2007. Average interest rates on loans increased 29 basis points to 6.21 percent, while the interest expense associated with funding sources increased 26 basis points to 2.98 percent.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

On September 18, 2007, the Federal Reserve decreased short-term interest rates by 50 basis points. Although the decrease had little impact on the third quarter of 2007 results, Valley’s prime rate moved in conjunction with the interest rate decrease and may lower interest income in future periods depending on Valley’s ability to grow the commercial lending portfolio, or other loan portfolios and its ability to mitigate such declines in interest rates.*

For the three months ended September 30, 2007, income before income taxes decreased $4.6 million to $26.0 million compared with the same period in 2006, primarily due to a decrease in net interest income, an increase in non-interest expense, partially offset by a decrease in internal transfer expense. Net interest income decreased $5.0 million to $46.7 million compared to $51.7 million for the same period last year. The decrease resulted from a $2.6 million decrease in interest income due to lower average yield on loans and a decline in average interest earnings assets caused primarily by lower demand for construction loans which have been negatively impacted by the downturn in the housing market, and a $2.4 million increase in interest expense due to higher funding costs. The return on average interest earning assets before income taxes was 2.38 percent compared with 2.76 percent for the prior year period. The average interest earning assets decreased by $68.1 million as of the third quarter of 2007 compared with the same period last year. The average yield on commercial lending decreased 12 basis points to 7.25 percent while the costs associated with funding sources increased 26 basis points to 2.98 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments held within this portfolio are one of Valley’s least sensitive assets to changes in market interest rates. The trading securities are relatively short-term securities and are susceptible to changes in interest rates. Due to the daily repricing nature of federal funds sold, management considers the balance to be carried at fair value as of each reporting date. As of September 30, 2007, federal funds sold totaling $73.0 million were included in the Investment Management segment. Net gains and losses on the change in fair value of trading securities are reflected in the corporate and other adjustments segment for the three months ended September 30, 2007.

For the three months ended September 30, 2007, income before income taxes increased $7.2 million to $15.5 million compared with the three months ended September 30, 2006. This increase was primarily due to an increase in net interest income, an increase in non-interest income and a decrease in internal transfer expense. The return on average interest earning assets before income taxes increased to 2.02 percent compared with 1.03 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 44 basis points to 5.95 percent and the rate associated with funding sources increased 26 basis points to 2.98 percent. Average investments decreased $138.8 million, or 4.3 percent primarily due to normal principal paydowns over the last twelve months which were partially reallocated to other business segments, including the purchase of an additional $75.0 million in BOLI insurance in the second quarter of 2007 to fund higher employee benefit costs.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments. The loss before income taxes in the corporate segment decreased by $130 thousand to $8.0 million for the three months ended September 30, 2007 when compared with a loss of approximately $8.1 million for the three months ended September 30, 2006 primarily due to increases in net interest income and non-interest income, a decrease in non-interest expense, partially offset by an increase in internal transfer expense. The decrease in non-interest expense was mainly attributable to an offsetting unrealized gain of $668 thousand on the change in fair value of the junior subordinated debentures issued to capital trust held at fair value recorded in other non-interest expense. Net gains and losses on the change in fair value of residential loans carried at fair value are reflected in the corporate and other adjustments segment for the three months ended September 30, 2007.

The following tables present the financial data for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,839,842	$4,387,205	$3,074,717	$—	$11,301,764
Income (loss) before income taxes	45,886	80,688	45,004	(441)	171,137
Return on average interest earning assets before income taxes	1.59%	2.45%	1.95%	N/A	2.02%
N/A—not applicable

	Nine Months Ended September 30, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,857,743	$4,376,816	$3,259,399	$—	$11,493,958
Income (loss) before income taxes	47,234	90,242	39,543	(24,651)	152,368
Return on average interest earning assets before income taxes	1.63%	2.75%	1.62%	N/A	1.77%
N/A—not applicable

Consumer Lending

During the first quarter of 2007, Valley selected certain existing residential mortgage loans to be carried at fair value under SFAS No. 159 that had a carrying value of $245.7 million after adoption of the standard. Net gains and losses from the change in fair value of the residential loans carried at fair value are reflected in the corporate and other adjustments segment for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, income before income taxes decreased $1.3 million to $45.9 million, compared with the nine months ended September 30, 2006, primarily due to a decrease in net interest income, higher provision for loan losses, partly offset by the decrease in non-interest expense. The return on average interest earning assets before income taxes decreased to 1.59 percent compared with 1.63 percent for the prior year period. Average earning assets decreased $17.9 million for the nine months ended September 30, 2007 compared with the same period in 2006. Net interest income decreased $2.3 million to $93.1 million when compared to $95.4 million for the same period last year. An $8.1 million increase in interest income as a result of an increase on the average yield on loans was more than offset by an increase in interest expense of $10.4 million due to higher funding costs. Average interest rates on loans increased 31 basis points to 6.09 percent, while the interest expense associated with funding sources increased 37 basis points to 2.85 percent.

Commercial Lending

For the nine months ended September 30, 2007, income before income taxes decreased $9.6 million to $80.7 million compared with the nine months ended September 30, 2006, primarily due to a decrease in net interest income and an increase in non-interest expense. The return on average interest earning assets before income taxes was 2.45 percent compared with 2.75 percent for the prior year period. The average yield on commercial lending increased 16 basis points to 7.24 percent primarily due to a higher average prime lending rate over the comparable period, while the costs associated with funding sources increased 37 basis points to 2.85 percent.

Investment Management

During the first quarter, approximately $1.3 billion of investments were selected by Valley to be carried at fair value under SFAS No. 159. Net gains and losses on the change in fair value of trading securities are reflected in the corporate and other adjustments segment for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, income before income taxes increased $5.5 million to $45.0 million compared with the nine months ended September 30, 2006, primarily due to higher non-interest income and lower internal transfer expense, partly offset by a decline in net interest income. The return on average interest earning assets before income taxes increased to 1.95 percent compared with 1.62 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 43 basis points to 5.84 percent and the rate associated with funding sources increased 37 basis points to 2.85 percent. Average investments decreased $184.7 million mainly due to investment sales and calls on trust preferred securities as well as normal principal paydowns. A majority of the investment proceeds were reinvested in short-term investment securities with the remainder of the funds reallocated to higher yielding assets in other business segments.

Corporate Segment

The loss before income taxes for the corporate segment decreased $24.2 million to $441 thousand for the nine months ended September 30, 2007 when compared with a $24.7 million loss for the nine months ended September 30, 2006. The decrease was primarily due to higher non-interest income resulting from $16.0 million in net gains on the sale of premises and equipment and net gains on the changes in the fair values of financial assets and liabilities carried at fair value during the first nine months of 2007, as well as an increase in interest income primarily due to $3.2 million in losses on cash flow derivatives offsetting interest income in the 2006 period. All of Valley’s cash flow derivatives expired during the third quarter of 2006.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2007. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2007.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2007. Reinvestments of projected principal payments and prepayments as well as rate spreads are estimated utilizing Valley’s actual originations during the third quarter of 2007. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2007.

The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rate	Change in Net Interest Income Over One Year Horizon
	At September 30, 2007
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$25,168	6.83%
+1.00	13,151	3.57
(1.00)	(17,348)	(4.71)
(2.00)	(33,410)	(9.06)

As a result of balance sheet management strategies implemented throughout the first nine months of 2007, Valley’s asset sensitivity position increased at September 30, 2007 compared to December 31, 2006. The increase is mainly attributable to a decrease in the duration of certain interest earning assets. In part due to its asset/liability mix, Valley is more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates. Other factors, including, but not limited to, the level of market competition, slope of the yield curve, and projected cash flows will impact Valley’s net interest income results and may increase or decrease the level of asset sensitivity of Valley’s balance sheet.*

Valley’s net interest income is affected by changes in interest rates and cash flows from its loan and investment portfolios. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest income, while prudently structuring the balance sheet to manage changes in interest rates. Additionally, Valley’s net interest income is impacted by the level of competition within its marketplace. Recently, competition has increased the cost of deposits and put downward pressure on Valley’s net interest margin, and may continue to do so in future periods.*

Convexity is a measure of how the duration of a bond changes as the market interest rate changes. Potential movements in the convexity of bonds held in Valley’s investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

Fair Value Measurement

Effective January 1, 2007, Valley elected early adoption of SFAS Nos. 159 and 157. SFAS No. 159 issued on February 15, 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption, Valley elected to record the following pre-existing financial assets and financial liabilities at fair value:

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

The adoption of SFAS No. 159 did not significantly impact Valley’s net interest margin for the nine months ended September 30, 2007. Valley’s non-interest income increased $7.6 million and non-interest expense declined $1.3 million for the nine months ended September 30, 2007 due to net unrealized gains recognized for the changes in the market value of financial assets and liabilities held at fair value under SFAS No. 159. The adoption of SFAS No. 159 could have an impact on executive compensation which is based upon, among other things, improved financial performance.

Management’s Reasons for Electing Fair Value Option

In March 2007, Valley’s management team set in motion its initial evaluation of all the potential impacts of the provisions of SFAS Nos. 159 and 157 on Valley’s balance sheet and its risk management strategies. After a thorough analysis and discussions with Valley’s Board of Directors, management elected to early adopt the standards, with the Board’s final approval, on April 2, 2007. Valley’s adoption of SFAS No. 159 reflects management’s desire to mitigate the potential price and market risk of certain financial instruments that may have a greater propensity to price and market changes than other financial instruments on Valley’s balance sheet. Management’s efforts to reduce price and market risk of financial instruments with the highest potential future earnings volatility (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument) and prepayment risk are consistent with Valley’s risk management activities. Additionally, management believes that the fair value option for select financial assets and liabilities will enhance the effectiveness of its risk management activities, which were, in part, limited by management’s avoidance of applying complex hedge accounting provisions prior to the issuance of SFAS No. 159.

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

As of September 30, 2007, the trading securities portfolio totaled $909.7 million (see the trading securities table at Note 8 to the unaudited consolidated financial statements) as compared to $839.3 million at June 30, 2007. The increase in the trading securities portfolio during the third quarter of 2007 was due to the reinvestment of approximately $74.9 million of $164.6 million unsettled trading receivables at June 30, 2007. At September 30, 2007, management elected to maintain a trading securities portfolio, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker dealer subsidiary, as part of its on-going asset liability management strategies. However, management could elect to invest future sale proceeds in other asset classifications not carried at fair value based on changes or perceived changes in the financial markets, in whole or partially due to one or more of the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2006.

On January 1, 2007, the $498.9 million in investment securities held to maturity transferred to trading securities included $214.5 million in trust preferred securities issued by other financial institutions that were callable or contain call option provisions that occur during the first six months of 2007. Valley reported that it could incur losses of $4.4 million, net of tax, should these securities be called during the six months ended June 30, 2007 in its Annual Report of Form 10-K for the year ended December 31, 2006.* Due to the fair value election, Valley recorded a $5.5 million, net of tax, adjustment to retained earnings for these securities as of January 1, 2007. As of September 30, 2007, $135.6 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $18 thousand and $222 thousand for the three and nine months ended September 30, 2007, respectively. None of the remaining trust preferred securities transferred to trading securities on January 1, 2007 were sold during the nine months ended September 30, 2007.

Residential mortgage loans. Management identified and elected to fair value 1,940 existing residential mortgage loans with a net carrying value of $254.4 million immediately prior to adoption of SFAS No. 159. These loans are highly dependent on the movement of interest rates and prepayment speeds and as a result have significant earnings volatility, extension, and market value risk as compared to the remaining mortgage portfolio. Upon management’s fair value election for these assets, management assessed the opportunity to hedge their market value risk, but eventually elected to transfer these assets to loans held for sale with the intent to sell them and originate similar or different classes of loans with tolerable performance and risk characteristics. Management’s decision to sell the loans was based on, in part, unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market driven by sub-prime and Alt-A loan activity. During the second quarter of 2007, Valley sold the majority of these mortgage loans to Fannie Mae with the servicing of such loans retained by Valley.

At September 30, 2007, Valley has elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset liability management strategies. Valley’s fair value election for these financial instruments should significantly simplify any future hedge accounting decisions by management and may potentially reduce future earnings volatility due to non-economic factors associated with Valley’s mortgage pipeline.*

Federal Home Loan Bank advances. Management identified and elected to fair value two existing Federal Home Loan Bank advances with a total carrying value of $40.0 million immediately prior to adoption of SFAS No. 159 due to their significant earnings, price and market value risk as compared to the other long-term borrowings.

Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings during the first quarter of 2007. Valley immediately replaced the advances sold with the issuance of a $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5 years. At September 30, 2007, the Federal Home Loan Bank Advance had a fair value of approximately $40.4 million.

Junior subordinated debentures issued to capital trust. Management elected to fair value the junior subordinated debentures issued to VNB Capital I with a total carrying value of $206.2 million immediately prior to the adoption of SFAS No. 159 due to significant earnings volatility, price and market value risk. In order to potentially mitigate these risks, management elected to fair value these obligations with the intent to potentially hedge or call them for early extinguishment. On June 25, 2007 and October 29, 2007, Valley redeemed $20.6 million of the original principal face amount of the junior subordinated debentures issued to capital trust. The decision to partially redeem the outstanding debentures was done, in part, by management to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

See additional discussion and analysis of the adoption of SFAS Nos. 159 and 157 at Notes 6, 7, and 12 to the unaudited consolidated financial statements.

Liquidity

In the current market environment, Valley expects to have available cash to meet its liquidity needs.* Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management, Valley seeks to ensure that liquidity needs are met at a reasonable cost. On the asset side, Valley has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled $2.7 billion at September 30, 2007 and $2.2 billion at December 31, 2006, representing 23.6 percent and 19.5 percent, respectively, of earning assets and 21.5 percent and 18.0 percent, respectively, of total assets at September 30, 2007 and December 31, 2006, respectively. Of the $2.7 billion of liquid assets, approximately $1.3 billion of various investment securities were pledged to counter parties to support Valley’s earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal and prepayments are projected to be approximately $3.4 billion over the next twelve months.* As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side, Valley also utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.1 billion for the nine months ended September 30, 2007 and $7.3 billion for the year ended December 31, 2006, representing 63.2 percent and 63.5 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $2.9 million and $117.9 million at September 30, 2007 and December 31, 2006, respectively.

Federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand are also used as alternative funding sources as determined by management. At September 30, 2007, management believes that Valley could borrow $1.2 billion for a short time under the federal funds lines with correspondent banks.* Additionally, Valley could obtain $2.0 billion in additional Federal Home Loan Bank advances secured by additional pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans at September 30, 2007.

Valley’s recurring cash requirements consist primarily of dividends to shareholders and interest expense on its junior subordinated debentures issued to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank along with cash and earnings on investments owned. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary.* In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program or call for early redemption all, or part, of its junior subordinated debentures. The cash required for the repurchase of Valley’s common stock or redemption of its junior subordinated debentures can be met by using its own funds, dividends received from its subsidiary bank, VNB, as well as other borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	($ in thousands)
Commercial	$1,665,169	$1,517,184	$1,447,165	$1,466,862	$1,443,539

Total commercial loans	1,665,169	1,517,184	1,447,165	1,466,862	1,443,539

Construction	408,969	470,592	493,095	526,318	514,842
Residential mortgage	1,933,321	1,873,943	1,849,069	2,106,306	2,082,233
Commercial mortgage	2,282,669	2,262,290	2,281,871	2,309,217	2,354,791

Total mortgage loans	4,624,959	4,606,825	4,624,035	4,941,841	4,951,866

Home equity	554,859	555,306	560,577	571,138	577,587
Credit card	9,290	9,105	8,498	8,764	8,490
Automobile	1,433,178	1,391,801	1,280,809	1,238,145	1,229,450
Other consumer	83,009	99,920	119,313	104,935	102,155

Total consumer	2,080,336	2,056,132	1,969,197	1,922,982	1,917,682

Total loans*	$8,370,464	$8,180,141	$8,040,397	$8,331,685	$8,313,087

As a percent of total loans:
Commercial loans	19.90%	18.55%	18.00%	17.61%	17.36%
Mortgage loans	55.25%	56.32%	57.51%	59.31%	59.57%
Consumer loans	24.85%	25.13%	24.49%	23.08%	23.07%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

*	Total loans are net of unearned discount and deferred loan fees totaling $4.2 million, $5.0 million, $5.3 million, $5.1 million and $5.8 million, at September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, and September 30, 2006, respectively.

During the third quarter of 2007, loans increased $190.3 million, or 9.3 percent on an annualized basis, to approximately $8.4 billion at September 30, 2007 primarily due to growth in the commercial loan, residential mortgage and automobile loan portfolios. Partially offsetting this growth were declines in construction and other consumer loan volumes as the soft housing market continues to negatively impact new loan originations in such categories.

Commercial loans increased $148.0 million to approximately $1.7 billion at September 30, 2007. The increase in commercial loans was primarily due to one $141.1 million short-term loan origination fully collateralized by a certificate of deposit held by Valley. Both the short-term loan and the certificate of deposit matured, and were not renewed, at the end of October 2007.

Mortgage loans increased $18.1 million, or 1.6 percent on an annualized basis, mainly due to increases in residential mortgage and commercial mortgage offset by the decline in the construction loan portfolio during the third quarter of 2007. Residential mortgage loans increased $59.4 million or 12.7 percent on an annualized basis, largely the result of the reduction of liquidity in the secondary markets which provided better opportunities for Valley to purchase loans in the prime grade, jumbo loan market. Commercial mortgage experienced a moderate increase in loan volumes during the third quarter of 2007, increasing $20.4 million, or 3.6 percent annualized from the linked second quarter. Construction loans declined $61.6 million, or 52.4 percent during the third quarter of 2007 through normal principal paydown activity and a lack of new loan volume, as the slowdown in the home building market continues to negatively impact this portfolio.

Consumer loans increased $24.2 million, or 4.7 percent on an annualized basis, at September 30, 2007 compared to the linked quarter mainly due to growth in the automobile portfolio. Valley has continued to focus its efforts to expand the geographic footprint of its indirect auto loan origination franchise, as 42.3 percent of the dealer auto originations were made outside of New Jersey during the third quarter of 2007. During the third quarter of 2007, Valley hired its first consumer auto loan dealer sales representative in the State of Connecticut. The addition of Connecticut expanded the geographic presence of Valley’s dealer network, which already includes Pennsylvania, Florida, New York, and New Jersey.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and other repossessed assets which mainly represent automobiles. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets remain relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$5,373	$6,686	$2,949	$3,775	$2,068

Non-accrual loans	$29,908	$28,843	$29,069	$27,244	$32,117
Other real estate owned	832	1,055	560	779	1,240
Other repossessed assets	1,511	1,044	1,130	844	1,312

Total non-performing assets	$32,251	$30,942	$30,759	$28,867	$34,669

Troubled debt restructured loans	$8,782	$7,406	$5,718	$713	$770
Total non-performing loans as a % of loans	0.36%	0.35%	0.36%	0.33%	0.39%
Total non-performing assets as a % of loans	0.39%	0.38%	0.38%	0.35%	0.42%
Allowance for loans losses as a % of non-performing loans	241.28%	251.16%	251.81%	274.25%	234.65%

Non-accrual loans increased $1.1 million to $29.9 million at September 30, 2007 from June 30, 2007 due to the addition of two commercial mortgage loan relationships. Non-accrual loans increased $2.7 million from December 31, 2006, primarily as a result of additional SBA loans placed on non-accrual status during the first nine months of 2007 and the two commercial mortgage loan relationships added in the third quarter of 2007. No mortgage loans in loans held for sale, which are carried at fair value under SFAS No. 159, were on non-accrual status at September 30, 2007.

Loans 90 days or more past due and still accruing, which are excluded from the non-performing category, are also presented in the table above. These loans decreased $1.3 million to $5.4 million at September 30, 2007 from June 30, 2007. Loans past due 90 days or more and still accruing include matured loans in the normal process of renewal which totaled approximately $1.5 million and $3.0 million at September 30, 2007 and June 30, 2007, respectively. At September 30, 2007, all of the loans 90 days or more past due and still accruing are generally well secured and in the process of collection. Valley cannot guarantee that the current low level of past due loans as compared to the total loan portfolio will continue. No mortgage loans in loans held for sale, which are carried at fair value under SFAS No. 159, were 90 days or more past due and still accruing at September 30, 2007.

Troubled debt restructured loans, in compliance with modified terms and not reported as past due or non-accrual, are presented in the table above. These loans increased $1.4 million to $8.8 million at September 30, 2007 from June 30, 2007, and increased $8.1 million from December 31, 2006. The restructured loan balances at September 30, 2007 consists of seven commercial and commercial mortgage loan relationships.

Total loans past due in excess of 30 days were 0.79 percent of all loans at September 30, 2007, 0.80 percent at June 30, 2007 and 0.84 percent at December 31, 2006. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and credit commitments. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, loan concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	($ in thousands)
Average loans outstanding	$8,207,941	$8,181,248	$8,307,228	$8,227,047	$8,234,559

Beginning balance:
Allowance for credit losses	$74,775	$75,533	$75,696	$74,718	$75,188
Loans charged-off	(3,892)	(4,058)	(2,408)	(9,680)	(7,647)
Recoveries	1,028	912	456	2,575	1,792

Net charge-offs	(2,864)	(3,146)	(1,952)	(7,105)	(5,855)
Provision charged for credit losses	2,713	2,388	1,618	7,011	6,029

Ending balance:
Allowance for credit losses	$74,624	$74,775	$75,362	$74,624	$75,362

Components:
Allowance for loan losses	$72,161	$72,442	$75,362	$72,161	$75,362
Reserve for unfunded letters of credit (1)	2,463	2,333	—	2,463	—

Allowance for credit losses	$74,624	$74,775	$75,362	$74,624	$75,362

Annualized net charge-offs as a percentage of average total loans	0.14%	0.15%	0.09%	0.12%	0.09%
Allowance for loan losses as a percentage of total loans	0.86%	0.89%	0.91%	0.86%	0.91%
Allowance for credit losses as a percentage of total loans	0.89%	0.91%	0.91%	0.89%	0.91%

(1)	Effective January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

At September 30, 2007, the allowance for credit losses totaled $74.6 million compared with $74.8 million at June 30, 2007 and $74.7 million at December 31, 2006. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $2.9 million for the three months ended September 30, 2007 compared with $3.1 million for the three months ended June 30, 2007. Loans charged off during the third quarter of 2007 were mainly due to consumer loans totaling $2.2 million. The increased provision during the quarter is the result of Valley’s quarterly analyses of the loan portfolio and, among other factors, reflects the increase in the loan portfolio, the level of net loan charge-offs and the current economic environment.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2007 and December 31, 2006, shareholders’ equity totaled $942.8 million and $949.6 million, respectively, or 7.6 percent and 7.7 percent of total assets, respectively. The decrease in total shareholders’ equity for the nine months ended September 30, 2007 was mainly the result of cash dividends paid to shareholders of $74.8 million, payment for treasury stock purchased of $31.4 million and a net reduction of $29.5 million stemming from the cumulative-effect adjustment upon adoption of SFAS No. 159, partly offset by net income.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at September 30, 2007 was a $7.3 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $19.0 million unrealized loss, net of deferred tax at December 31, 2006. Also, included as a component of accumulated other comprehensive loss at September 30, 2007 and December 31, 2006 was $11.9 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006.

On May 25, 2007, Valley issued a five percent stock dividend to shareholders of record on May 11, 2007.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.7 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes.* Valley’s Board of Directors previously authorized the repurchase of up to 3.0 million shares of Valley’s outstanding common stock on May 14, 2003. During the second quarter of 2007, Valley had repurchased all of its common stock available under the 2003 publicly announced program. As of September 30, 2007, Valley repurchased approximately 231 thousand shares at an average cost of $22.34 per share under the 2007 publicly announced program. During the nine months ended September 30, 2007, Valley repurchased approximately 1.3 million common shares under its publicly announced plans.

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

Valley’s and VNB’s actual capital positions and ratios at September 30, 2007 and December 31, 2006, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of September 30, 2007
Total Risk-based Capital
Valley	$1,120,889	11.9%	$755,675	8.0%	$	N/A	N/A	%
VNB	1,073,821	11.4	753,588	8.0		941,986	10.0
Tier I Risk-based Capital
Valley	946,265	10.0	377,837	4.0		N/A	N/A
VNB	899,197	9.6	376,794	4.0		565,191	6.0
Tier I Leverage Capital
Valley	946,265	7.9	480,807	4.0		N/A	N/A
VNB	899,197	7.5	479,430	4.0		599,288	5.0

As of December 31, 2006
Total Risk-based Capital
Valley	1,156,823	12.4	744,198	8.0		N/A	N/A
VNB	1,067,364	11.5	741,939	8.0		927,424	10.0
Tier I Risk-based Capital
Valley	982,105	10.6	372,099	4.0		N/A	N/A
VNB	892,646	9.6	370,970	4.0		556,454	6.0
Tier I Leverage Capital
Valley	982,105	8.1	484,953	4.0		N/A	N/A
VNB	892,646	7.4	483,590	4.0		604,488	5.0

N/A—not applicable

As of September 30, 2007 and December 31, 2006, Valley’s capital position included $180 million and $200 million, respectively, of its outstanding trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at September 30, 2007 and December 31, 2006. See Note 12 for additional information.

Book value per share amounted to $7.86 at September 30, 2007 and $7.84 at December 31, 2006. Tangible book value per share amounted to $6.12 at September 30, 2007 and $6.09 at December 31, 2006. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2007	December 31, 2006
	(in thousands, except for share data)
Common shares outstanding	119,963,392	121,125,131

Shareholders’ equity	$942,782	$949,590
Less: Goodwill and other intangible assets	208,061	211,355

Tangible shareholders’ equity	$734,721	$738,235

Tangible book value per share	$6.12	$6.09

Valley’s management believes the tangible book value per share ratio provides information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 40.4 percent for the nine months ended September 30, 2007 compared with 40.2 percent for the same period in 2006. Cash dividends declared amounted to $0.62 per common share for the nine months ended September 30, 2007, equivalent to a dividend pay-out ratio per common share of 59.6 percent, compared with 59.8 percent for the same period in 2006. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.*

Management has estimated that the fair value of the real properties owned by Valley exceeds book value by approximately $200 million and could potentially represent a source of capital.

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

Valley’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Three lawsuits against Valley were filed by Synovus Bank of Tampa Bay (formerly known as United Bank and Trust Company), American Express Travel Related Services Company (“American Express”), and Discover Financial Services in the United States District Court, Southern District of New York. Each plaintiff alleges, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Each plaintiff is seeking monetary damages in connection with these lawsuits. Valley believes it has meritorious defenses to these actions and, in February 2007, was granted summary judgment dismissing one of the lawsuits. However, such dismissal is subject to an appeal which was filed by the plaintiff during July 2007. Valley cannot provide any assurances that it will prevail in any of these litigations or be able to settle such litigations for an immaterial amount. In connection with these litigations, Valley entered into a settlement agreement with one of its insurance carriers in which Valley and the insurance carrier agreed that such carrier will not cover potential losses incurred due to these litigations in exchange for a cash payment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
7/1/2007—7/31/2007	130,000	$21.96	130,000	3,443,624
8/1/2007—8/31/2007	—	—	—	3,443,624
9/1/2007—9/30/2007	—	—	—	3,443,624

Total	130,000	$21.96	130,000

(1)	Share data reflects a five percent common stock dividend on May 25, 2007.
(2)	On January 17, 2007, Valley publicly announced its intention to repurchase 3,675,000 outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2007.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Restated Certificate of Incorporation of the Registrant, as amended.*

B.     By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts: Change in Control Agreement dated May 3, 2007, among Valley, VNB and Russell Murawski.*

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 8, 2007	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2007	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer