Form 10-K
period 2007-12-31
VALLEY NATIONAL BANCORP
filed 2008-02-28
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes   ☑             No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☑            Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐            No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.5 billion on June 30, 2007.

There were 119,933,384 shares of Common Stock outstanding at February 25, 2008.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2008 Proxy Statement”) for the 2008 Annual Meeting of Shareholders to be held April 7, 2008 will be incorporated by reference in Part III.

PART I

Item 1.     Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp is a New Jersey corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”), and is headquartered in Wayne, New Jersey. The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2007, Valley had consolidated total assets of $12.7 billion, total loans of $8.5 billion, total deposits of $8.1 billion and total shareholders’ equity of $949.1 million. In addition to its principal subsidiary, Valley National Bank (“VNB” or the “Bank”), Valley owns 100 percent of the voting shares of VNB Capital Trust I, through which it issued trust preferred securities. VNB Capital Trust I is not a consolidated subsidiary. See Note 12 of the consolidated financial statements.

VNB is a national banking association chartered in 1927 under the laws of the United States. Currently, VNB has 176 full-service banking offices located throughout northern and central New Jersey and New York City. The Bank provides a full range of commercial and retail banking services. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) loans and other commercial credits; equipment leasing; personal and corporate trust, and pension and fiduciary services.

VNB’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a complete list of subsidiaries). These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for VNB; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which is a registered broker-dealer (see “Recent Developments” below for further information on our broker-dealer subsidiary). VNB’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by VNB and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly-owned by VNB. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management VNB employees. VNB owns the remaining preferred stock and all the common stock of the REITs.

VNB has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, broker-dealer, asset management and insurance services, is included in the consumer lending segment. For financial data on the four business segments see Note 19 of the consolidated financial statements.

Recent Developments

On January 31, 2008, Valley entered an agreement to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc., for a total of approximately $1.9 million, consisting of cash and a note payable. Glen Rauch Securities, Inc. had total assets of approximately $4.0 million as of December 31, 2007. The transaction, subject to regulatory approval, is expected to close in the first quarter of 2008. This pending divesture was not accounted for in the audited consolidated financial statements included elsewhere in this report as discontinued operations due to the immaterial nature of this subsidiary’s financial position and results of operations for the periods presented.

SEC Reports and Corporate Governance

Valley makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on its website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of Valley’s employees including principal officers and directors, Valley’s Audit and Risk Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter as well as Valley’s Corporate Governance Guidelines.

Valley filed the certifications of the Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Valley’s Annual Report on Form 10-K as exhibits to this Report. Valley’s CEO submitted the required annual CEO’s Certification regarding the New York Stock Exchange’s corporate governance listing standards within the required timeframe after the 2007 annual shareholders’ meeting.

Additionally, Valley will provide without charge, a copy of its Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

Competition

The market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. Valley competes with other providers of financial services such as other bank holding companies, commercial banks, savings institutions, credit unions, mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. De novo branching by several national financial institutions and mergers between financial institutions within New Jersey and New York, as well as other neighboring states have heightened the competitive pressure in our primary markets. We compete by offering quality products and convenient services at competitive prices (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services). Valley regularly reviews its products, locations, alternative delivery channels and various acquisition prospects and periodically engages in discussions regarding possible acquisitions to maintain and enhance its competitive position.

Employees

At December 31, 2007, VNB and its subsidiaries employed 2,562 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2007	Executive Officer Since	Office
Gerald H. Lipkin	66	1975	Chairman of the Board, President and Chief Executive Officer of Valley and VNB
Peter Crocitto	50	1991	Executive Vice President of Valley and VNB
Albert L. Engel	59	1998	Executive Vice President of Valley and VNB
Alan D. Eskow	59	1993	Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and VNB
James G. Lawrence	64	2001	Executive Vice President of Valley and VNB
Robert M. Meyer	61	1997	Executive Vice President of Valley and VNB
Elizabeth E. De Laney	43	2007	First Senior Vice President of VNB
Kermit R. Dyke	60	2001	First Senior Vice President of VNB
Robert E. Farrell	61	1990	First Senior Vice President of VNB
Richard P. Garber	64	1992	First Senior Vice President of VNB
Eric W. Gould	39	2001	First Senior Vice President of VNB
Robert J. Mulligan	60	1991	First Senior Vice President of VNB
Russell C. Murawski	58	2007	First Senior Vice President of VNB
John H. Noonan	61	2006	First Senior Vice President of VNB
Stephen P. Davey	52	2002	Senior Vice President of VNB
Robert A. Ewing.	53	2007	Senior Vice President of VNB

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

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

•	the creation of the Public Company Accounting Oversight Board (“PCAOB”);

•	various increased criminal penalties for violations of securities laws;

•	an assertion by management with respect to the effectiveness of internal control over financial reporting; and

•	a report by the company’s external auditor on the effectiveness of internal control over financial reporting.

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

Item 1A.     Risk Factors

An investment in Valley’s common stock is subject to risks inherent to Valley’s business. The material risks and uncertainties that management believes affect Valley are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair Valley’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, Valley’s financial condition and results of operations could be materially and adversely affected.

Changes in Interest Rates Can Have an Adverse Effect on Profitability

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest earning assets. This also includes the risk that interest earning assets may be more responsive to changes in interest rates than interest bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest earning assets and interest bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest earning asset and interest bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.

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

Competition in the Financial Services Industry

Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. If Valley is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.

Liquidity Risk

Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Valley’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or Valley, unfavorable pricing, competition, Valley’s credit rating and regulatory restrictions.

Loss of Lower Cost Funding Sources

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, Valley could lose a relatively low cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.

Changes in Primary Market Areas Could Adversely Impact Results of Operations and Financial Condition

Much of Valley’s lending is in northern and central New Jersey and New York City. As a result of this geographic concentration, a significant broad based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, and accordingly, Valley’s results of operations. Such a decline in economic conditions could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of Valley’s business.

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

Allowance For Loan Losses May Be Insufficient

Valley maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. However, Valley cannot predict loan losses with certainty, and Valley cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If net charge-offs exceed Valley’s allowance, its earnings would decrease. In addition, regulatory agencies review Valley’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Valley management could also decide that the allowance for loan losses should be increased. An increase in Valley’s allowance for loan losses could reduce its earnings.

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

Valley seeks merger or acquisition partners that are culturally similar, have experienced management and possess either a market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to Valley’s business;

•	potential diversion of Valley’s management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Implementation of Growth Strategies

Valley has a strategic branch expansion initiative to expand its physical presence in New York City, including entry into new market areas located in Kings and Queens counties, New York, and fill in its markets within New Jersey. Additionally in 2007, Valley expanded the geographic presence of its auto loan dealer network into Connecticut, which network already includes Pennsylvania, Florida, New York, and New Jersey. Valley can provide no assurances that it will successfully implement these initiatives.

Valley’s ability to successfully execute these initiatives depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in Valley’s new market areas, and the ability to manage growth. These initiatives could cause Valley’s expenses to increase faster than revenues.

There are considerable initial and on-going costs involved in opening branches, growing loans in new markets, and attracting new deposit relationships. These expenses could negatively impact future earnings. For example, it takes time for new branches and relationships to achieve profitability. Expenses could be further increased if there are delays in the opening of new branches or if attraction strategies are more costly than expected. Delays in opening new branches can be caused by a number of factors such as the inability to find suitable locations, zoning and construction delays, and success in attracting qualified personnel to staff the new branch. In addition, there is no assurance that a new branch will be successful even after it has been established.

From time to time, Valley may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Valley may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services many not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of Valley’s system of internal controls. Failure to successfully manage these risks could have a material adverse effect on Valley’s business, results of operations and financial condition.

Changes in Accounting Policies or Accounting Standards

Valley’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of Valley’s assets or liabilities and financial results. Valley identified its accounting policies regarding the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available. For a description of Valley’s critical accounting policies, refer to “Critical Accounting Policies and Estimates” at Item 7 of this Report.

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and Valley’s outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in Valley restating prior period financial statements in material amounts.

Extensive Regulation and Supervision

Valley, primarily through its principal subsidiary, VNB, and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect Valley shareholders. These regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Valley is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While Valley has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Supervision and Regulation” section in Item 1, “Business” and Note 16 to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, which are located elsewhere in this report.

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

Operational Risk

Valley faces the risk that the design of its controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Management regularly reviews and updates Valley’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Valley’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Valley’s business, results of operations and financial condition.

Valley may also be subject to disruptions of its systems, arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. Valley is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is Valley) and to the risk that Valley’s (or its vendors’) business continuity and data security systems prove to be inadequate.

Valley’s performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, Valley faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Valley’s business operations could be adversely affected if it were unable to attract new employees and retain and motivate its existing employees.

Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time as part of Valley’s normal course of business, customers make claims and take legal action against Valley based on actions or inactions of Valley employees (see “Item 3” that follows below for further information). If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

VNB’s corporate headquarters consist of three office buildings located adjacent to each other in Wayne, New Jersey. These headquarters encompass commercial, commercial mortgage, and consumer lending; deposit and computer operations; and the executive offices of both Valley and VNB. Two of the three buildings are owned by a subsidiary of VNB and leased to VNB, the other building is leased by VNB from an independent third party.

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

VNB provides banking services at 176 locations of which 84 locations are owned by VNB or a subsidiary of VNB and leased to VNB, and 92 locations are leased from independent third parties. Additionally, VNB has 12 other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease as of December 31, 2007. VNB intends to develop these other properties into new branch locations during 2008 and 2009.

Item 3.     Legal Proceedings

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuits noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three companies, Synovus Bank of Tampa Bay (“Synovus”) (formerly known as United Bank and Trust Company), American Express Travel Related Services Company (“American Express”), and Discover Financial Services (“Discover”) filed lawsuits against Valley in the United States District Court, Southern District of New York. Each plaintiff alleges or alleged, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley obtained summary judgment against Synovus in February 2007 and Synovus filed an appeal. Synovus dismissed its appeal against Valley on November 16, 2007 concluding that case. During the third quarter of 2007, American Express withdrew its lawsuit, without prejudice, against Valley. The Discover lawsuit remains active as of December 31, 2007 with both Valley and Discover having filed motions for summary judgment. Valley believes it has meritorious defenses to the Discover action as well as the American Express action, if reinstated, but Valley cannot ensure that it will prevail in such litigation or be able to settle such litigations for an immaterial amount.

The anti-money laundering (“AML”) and bank secrecy (“BSA”) laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy of the OCC with respect to AML/BSA compliance has been vigorously applied throughout the industry, with regulatory action taking various forms. Valley believes that its policies and procedures with respect to combating money laundering are effective and that Valley’s AML/BSA policies and procedures are reasonably designed to comply with applicable standards. Valley cannot provide assurance that in the future it will not face a regulatory action, adversely affecting its ability to acquire banks and thrifts, or open new branches. However, Valley is not prohibited from acquiring banks, thrifts or opening branches based upon the results of its most recently completed regulatory examination.

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

	Year 2007			Year 2006
	High	Low	Dividend	High	Low	Dividend
First Quarter	$25.49	$22.99	$0.205	$23.24	$20.94	$0.200
Second Quarter	25.18	22.24	0.210	24.57	22.54	0.205
Third Quarter	23.91	20.68	0.210	25.76	23.54	0.205
Fourth Quarter	23.46	17.33	0.210	25.41	23.86	0.205

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

There were 8,793 shareholders of record as of December 31, 2007.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2002 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/02	12/03	12/04	12/05	12/06	12/07
Valley	$100.00	$120.21	$123.62	$117.29	$140.06	$109.85
KBW 50	100.00	128.43	151.51	152.28	160.83	121.54
S&P 500	100.00	128.67	142.65	149.65	173.26	182.78

Issuer Repurchase of Equity Securities

The following table sets forth information for the three months ended December 31, 2007 with respect to repurchases of Valley’s outstanding common shares:

	Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
10/01/2007 – 10/31/2007	—	$—	—	3,443,624
11/01/2007 – 11/30/2007	221,400	18.50	221,400	3,222,224
12/01/2007 – 12/31/2007	—	—	—	3,222,224

	221,400		221,400

(1)	Share data reflects a five percent stock dividend issued on May 25, 2007.
(2)	On January 17, 2007, Valley publicly announced its intention to repurchase 3,675,000 outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2007.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8.

	As of or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$731,188	$713,930	$631,893	$525,315	$503,621
Interest expense	343,322	316,250	226,659	146,607	148,922

Net interest income—tax equivalent basis (1)	387,866	397,680	405,234	378,708	354,699
Less: tax equivalent adjustment	6,181	6,559	6,809	6,389	6,123

Net interest income	381,685	391,121	398,425	372,319	348,576
Provision for credit losses	11,875	9,270	4,340	8,003	7,345

Net interest income after provisions for credit losses	369,810	381,851	394,085	364,316	341,231
Non-interest income:
Other-than-temporary impairment on securities (2)	(17,949)	(4,722)	(835)	(140)	—
Gains (losses) on sale of assets, net	16,051	3,849	25	5	(17)
Other non-interest income	88,178	72,937	74,543	84,457	108,231

Total non-interest income	86,280	72,064	73,733	84,322	108,214

Non-interest expense:
Goodwill impairment	2,310	—	—	—	—
Other non-interest expense	248,854	250,340	237,591	220,043	216,295

Total non-interest expense	251,164	250,340	237,591	220,043	216,295

Income before income taxes	204,926	203,575	230,227	228,595	233,150
Income tax expense	51,698	39,884	66,778	74,197	79,735

Net income	$153,228	$163,691	$163,449	$154,398	$153,415

Per Common Share (3):
Earnings per share:
Basic	$1.27	$1.34	$1.36	$1.35	$1.34
Diluted	1.27	1.33	1.36	1.34	1.34
Dividends declared	0.83	0.81	0.79	0.77	0.73
Book value	7.92	7.84	7.59	6.18	5.72
Tangible book value (4)	6.21	6.09	5.82	5.78	5.26
Weighted average shares outstanding:
Basic	120,259,919	122,369,411	120,116,248	114,224,322	114,251,894
Diluted	120,616,056	122,868,646	120,560,222	114,811,741	114,863,662

Ratios:
Return on average assets	1.25%	1.33%	1.39%	1.51%	1.63%
Return on average shareholders’ equity	16.43	17.24	19.17	22.77	24.21
Return on average tangible shareholders’ equity (5)	21.17	22.26	23.61	24.54	26.09
Average shareholders’ equity to average assets	7.58	7.72	7.25	6.62	6.74
Dividend payout	65.35	60.71	58.00	57.05	54.60
Risked-based capital:
Tier 1 capital	9.55%	10.56%	10.28%	11.12%	11.25%
Total capital	11.35	12.44	12.16	11.95	12.15
Leverage capital	7.62	8.10	7.82	8.28	8.35

Financial Condition:
Assets	$12,748,959	$12,395,027	$12,436,102	$10,763,391	$9,873,335
Net loans	8,423,557	8,256,967	8,055,269	6,866,459	6,102,039
Deposits	8,091,004	8,487,651	8,570,001	7,518,739	7,162,968
Shareholders’ equity	949,060	949,590	931,910	707,598	652,789

See Notes to the Selected Financial Data that follows.

Notes to Selected Financial Data

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	Other-than-temporary impairment on securities is presented within the losses on securities transactions, net category of total non-interest income on the consolidated statements of income.
(3)	All per common share amounts reflect a five percent stock dividend issued May 25, 2007, and all prior stock splits and dividends.
(4)	This Annual Report on Form 10-K contains supplemental financial information which has been determined by methods other than Generally Accepted Accounting Principles (“GAAP”) that management uses in its analysis of Valley’s performance. Valley’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results and Valley strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	At Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Common shares outstanding	119,851,499	121,125,131	122,737,706	114,437,640	114,148,760

Shareholders’ equity	$949,060	$949,590	$931,910	$707,598	$652,789
Less: Goodwill and other intangible assets.	204,547	211,355	217,354	45,888	52,050

Tangible shareholders’ equity	$744,513	$738,235	$714,556	$661,710	$600,739

Tangible book value per common share	$6.21	$6.09	$5.82	$5.78	$5.26

(5)	Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	At Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Net income	$153,228	$163,691	$163,449	$154,398	$153,415

Average shareholders’ equity	932,637	949,613	852,834	678,068	633,744
Less: Average goodwill and other intangible assets	208,797	214,338	160,607	48,805	45,716

Average tangible shareholders’ equity	$723,840	$735,275	$692,227	$629,263	$588,028

Return on average tangible shareholders’ equity	21.17%	22.26%	23.61%	24.54%	26.09%

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	a decline in the economy in Valley’s primary market areas, mainly in New Jersey and New York;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility; and

•	the inability to successfully implement new lines of business or new products and services.

Any public statements or disclosures by Valley following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supercede such forward-looking statements in or accompanying this report.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements. Valley has identified its policies on the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

Allowance for Loan Losses.    The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of financial condition. Note 1 of the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans based on historical loss factors, and (4) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing.

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses.

For impaired credits, if the fair value of the loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $257 thousand, respectively, at December 31, 2007.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $1.3 million, respectively, at December 31, 2007.

The credit rating assigned to each non-classified credit is a significant variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by $4.5 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2007. Additionally, if the historical loss factors used to calculate the reserve for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by $4.8 million, respectively, at December 31, 2007.

A key variable in determining the allowance is management’s judgment in determining the size of the reserves based on general economic conditions and other qualitative risk factors. At December 31, 2007, these reserves were 11.8 percent of the total allowance. If the reserves were ten percent higher or lower, the allowance would have increased or decreased by $882 thousand, respectively, at December 31, 2007.

Goodwill and Other Intangible Assets.    Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 141. Goodwill totaling $179.8 million at December 31, 2007 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. These fair value measurements are subject to the provisions of SFAS No. 157 which Valley adopted as of January 1, 2007. See “Recent Accounting Pronouncements” at Note 1 to the consolidated financial statements.

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

Other intangible assets totaling $24.7 million at December 31, 2007 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

To assist in assessing the impact of a goodwill or other intangible asset impairment charge, at December 31, 2007, the Company had $204.5 million of goodwill and other intangible assets. The impact of a five percent impairment charge would result in a reduction in pre-tax income of approximately $10.2 million. During the fourth quarter of 2007, Valley recognized a $2.3 million goodwill impairment charge due to its decision to sell its unprofitable broker-dealer subsidiary. See Note 3 to the consolidated financial statements for details regarding the fair value measurement of goodwill at December 31, 2007.

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

In connection with determining its income tax provision under SFAS No. 109 and FASB Interpretation No. 48 (“FIN 48”), Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to the consolidated financial statements and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Recent Accounting Pronouncements.    See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

Executive Summary

Net income for the year ended December 31, 2007 was $153.2 million compared to $163.7 million for the year ended December 31, 2006. Fully diluted earnings per common share was $1.27 for the year ended December 31, 2007 compared to $1.33 per common share for the year ended December 31, 2006. All common share data is adjusted to reflect a five percent stock dividend issued on May 25, 2007.

In 2007, the interest rate environment remained a challenging one for Valley, as the yield curve was partially inverted or flat for the most of the first half of the year before its shape began to normalize in the third quarter. Additionally, Valley’s primary markets continue to be highly competitive for loans and deposits. The competitive market for certificates of deposit combined with the maturity of many lower cost time deposits was one of the primary reasons that Valley’s cost of funds increased by 30 basis points from one year ago. In an effort to more successfully manage the interest and market risks of Valley’s balance sheet, effective January 1, 2007, management elected to early adopt the provisions of SFAS Nos. 159 and 157 for $1.8 billion of certain financial assets and liabilities. See further analysis under the “Fair Value Measurement” section below, as well as Note 3 to the consolidated financial statements.

The yield on loans increased by 19 basis points during the year ended December 31, 2007, partially offsetting the increased cost of funds during the same period. Total loans grew by $164.5 million or 2.0 percent from December 31, 2006 primarily due to a $209.7 million or 16.9 percent increase in Valley’s automobile loan portfolio. Valley has continued to focus its efforts to expand the geographic presence of its indirect auto loan origination franchise beyond northern and central New Jersey. During 2007, Valley expanded its dealer network into Connecticut adding to the markets it already serves in New Jersey, New York, Pennsylvania, and Florida. Partially offsetting the increase in total loans, construction, home equity, and other consumer loans declined during the year ended December 31, 2007 mainly due to fallout from the housing market slump. Residential mortgages also declined from the prior year mainly due to management’s election under SFAS No. 159 to transfer 1,940 existing residential mortgage loans with a net carrying value of $254.4 million to loans held for sale as of January 1, 2007.

In addition to net interest income and net interest margin compression, 2007 earnings were negatively impacted by a higher provision for credit losses mainly due to loan growth and higher net charge-offs; increased operating expenses due to new branch openings; a $17.9 million other-than-temporary impairment on certain available for sale securities; a $2.3 million goodwill impairment charge recognized due to Valley’s decision to sell its unprofitable broker-dealer subsidiary; partially offset by an immediate gain of $16.4 million on the sale of a Manhattan branch location; higher service charges on deposit accounts due to improved collection efforts; an increase in bank owned life insurance income; and an increase in unrealized gains on certain the assets and liabilities elected to be held at fair value.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income for Valley. The net interest margin is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin declined for the year ended December 31, 2007, and each of the preceding five years, but somewhat stabilized in the fourth quarter of 2007 partly due to management’s efforts to contain Valley’s cost of funds. The year over year declining trend may continue in 2008 due to the Federal Reserve’s abrupt 125 basis point reduction in the targeted federal funds rate in January 2008, the asset sensitivity of Valley’s balance sheet, as well as intense pricing competition for loans and deposits in Valley’s primary markets. During the fourth quarter, Valley chose to remain less competitive on its pricing for new time deposit and increased its positions in lower cost long-term borrowings, which positively impacted the net interest margin. However, management cannot guarantee that this action and other asset/liability management strategies will prevent future declines in the net interest margin or net interest income.

Net interest income on a tax equivalent basis decreased to $387.9 million for 2007 compared with $397.7 million for 2006. During 2007, the yield on average interest earning assets increased 25 basis points over 2006, but was more than offset by a 30 basis point increase in the interest rates paid on average interest bearing liabilities and higher average balances in time deposits and long-term borrowings. Market interest rates on interest bearing deposits were slightly higher in 2007 as the average federal funds rate increased 9 basis points as compared to 2006. The maturity of lower costing time deposits as well as a shift in customer funds to higher priced new certificates of deposits accounted for the majority of the increased cost of funds during 2007 and the decline in the net interest income.

Valley’s earning asset portfolio is comprised of both fixed rate and adjustable rate loans and investments. Many of Valley’s earning assets are priced based on the prevailing treasury rates and prime rate. As noted above, the average federal funds rate increased 9 basis points in 2007; however, in January 2008 the Federal Reserve decreased the target federal funds rate by 125 basis points due to the weakened economy and fall out from the subprime lending market. As a result, Valley’s prime rate has moved from 7.25 percent at December 31, 2007 to 6.00 percent in January 2008. On average, the 10-year treasury rate decreased from 4.79 percent in 2006 to 4.63 percent in 2007 and continued to decline in the first quarter of 2008, averaging 3.73 percent in January 2008, with the recent Federal Reserve action. The decrease in the federal funds rate and the downward movement in the treasury rates will have a negative effect of the yield on Valley’s average earning assets in 2008.

Average loans totaling $8.3 billion for the year ended December 31, 2007, remained relatively flat as compared to the same period for 2006. Average investment securities declined $304.8 million, or 9.7 percent in 2007 as compared to the year ended December 31, 2006. Despite the flat loan volumes, interest income on a tax equivalent basis for loans increased $15.6 million for the year ended December 31, 2007 compared with the same period in 2006 due to a 19 basis point increase in the yield on average loans. Interest income on a tax equivalent basis for investment securities decreased $4.9 million or 2.9 percent mainly due to the decrease in average investment securities for the twelve months in 2007 compared to the same period in 2006. The decrease in average investment securities was mainly due to investment cash flows reallocation to federal funds sold, held through most of the third quarter of 2007, as well as $75.0 million allocated to an additional investment in bank owned life insurance during the second quarter of 2007. The higher average balances within the federal funds sold category resulted in an increase of $6.5 million in interest income on such investments in 2007 compared to the same period twelve month period in 2006.

Average interest bearing liabilities totaling $9.4 billion for the year ended December 31, 2007 remained relatively unchanged from the same period in 2006. Average time deposits increased $190.2 million, or 6.9 percent due to some movement of lower yielding deposit accounts to time deposits as the yield on average time deposits increased 49 basis points from 2006, as well as new time deposit accounts from the six de novo branches opened in 2007 and other existing branches. Average long-term borrowings increased $58.5 million from 2006 as Valley increased its long-term positions in lower cost Federal Home Loan Bank advances during the fourth quarter of 2007. Average savings, NOW, and money market deposits decreased $284.5 million, or 7.6 percent for 2007 as compared to 2006 mainly due to aggressive pricing by our competitors in the marketplace, as well as customer movement from lower yielding deposit accounts to higher yielding alternatives, such as certificates of deposit. The Federal Reserve’s decision to lower the target federal funds rate by 25 basis points in December 2007 and again by an additional 125 basis points in January 2008 should positively impact our cost of deposits in 2008. However, continued competitive pricing of deposits and the lack of industry deposit growth may cause our short-term and long-term borrowings to further escalate in 2008.

The net interest margin on a tax equivalent basis was 3.43 percent for the year ended December 31, 2007 compared with 3.46 percent for the year ended December 31, 2006. The change was mainly attributable to the increase in interest rates paid on time deposits and long-term borrowings and an increase in the average balance of such interest bearing liabilities, partially offset by a higher yield on average loans and investments. Average interest rates earned on interest earning assets increased 25 basis points while average interest rates paid on interest bearing liabilities increased 30 basis points causing compression in the net interest margin for Valley as compared to the year ended December 31, 2006.

During the fourth quarter of 2007, net interest income on a tax equivalent basis increased $866 thousand and the net interest margin increased 1 basis point when compared with the third quarter of 2007. The increases in net interest margin resulted primarily from a decrease in the cost of funds as Valley increased its position in lower cost long-term Federal Home Loan Bank advances, and remained less competitive for new time deposits and experienced normal run-off of maturing older, higher cost time deposits. However, as previously noted the Federal Reserve lowered the target federal funds rate in by 150 basis points since December 11, 2007. Due to this abrupt change in market interest rates, management anticipates continued pressure on the net interest margin due to the asset sensitivity of Valley’s balance sheet, as well as the potential continuation of artificially high deposit rates caused by competition within its primary markets. Valley continues to actively manage the interest earning assets and liabilities to maximize net interest margin and create shareholder value. Management’s move from higher cost time deposits may help reduce further declines in the margin, however, competitive pricing of deposits and the current decline in market rates for loans and investments are expected to negatively impact net interest income during the first half of 2008.

The following table reflects the components of net interest income for each of the three years ended December 31, 2007, 2006 and 2005:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2007			2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets
Loans (1)(2)	$8,261,111	$560,180	6.78%	$8,262,739	$544,598	6.59%	$7,637,973	$461,612	6.04%
Taxable investments (3)	2,576,336	142,971	5.55	2,861,562	146,875	5.13	3,001,241	150,066	5.00
Tax-exempt investments (1)(3)	269,631	17,335	6.43	289,194	18,287	6.32	315,807	18,971	6.01
Federal funds sold and other interest bearing deposits	205,175	10,702	5.22	79,295	4,170	5.26	34,361	1,244	3.62

Total interest earning assets	11,312,253	731,188	6.46	11,492,790	713,930	6.21	10,989,382	631,893	5.75

Allowance for loan losses	(73,546)			(75,848)			(72,552)
Cash and due from banks	209,939			205,695			217,458
Other assets	868,575			724,869			639,690
Unrealized loss on securities available for sale	(12,407)			(48,225)			(15,888)

Total assets	$12,304,814			$12,299,281			$11,758,090

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings, NOW and money market deposits	$3,474,558	$75,695	2.18%	$3,759,058	$75,822	2.02%	$4,029,093	$55,456	1.38%
Time deposits	2,954,930	134,674	4.56	2,764,696	112,654	4.07	2,324,192	67,601	2.91

Total interest bearing deposits	6,429,488	210,369	3.27	6,523,754	188,476	2.89	6,353,285	123,057	1.94
Short-term borrowings	430,580	17,645	4.10	434,579	18,211	4.19	566,433	16,516	2.92
Long-term borrowings (4)	2,493,228	115,308	4.62	2,434,778	109,563	4.50	2,029,965	87,086	4.29

Total interest bearing liabilities	9,353,296	343,322	3.67	9,393,111	316,250	3.37	8,949,683	226,659	2.53

Non-interest bearing deposits	1,923,785			1,938,439			1,905,103
Other liabilities	95,096			18,118			50,470
Shareholders’ equity	932,637			949,613			852,834

Total liabilities and shareholders’ equity	$12,304,814			$12,299,281			$11,758,090

Net interest income/interest rate spread (5)		387,866	2.79%		397,680	2.84%		405,234	3.22%

Tax equivalent adjustment		(6,181)			(6,559)			(6,809)

Net interest income, as reported		$381,685			$391,121			$398,425

Net interest margin (6)			3.37%			3.40%			3.63%
Tax equivalent adjustment			0.06			0.06			0.06

Net interest margin on a fully tax equivalent basis (6)			3.43%			3.46%			3.69%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statement of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)
Interest income:
Loans*	$(107)	$15,689	$15,582	$39,382	$43,604	$82,986
Taxable investments	(15,768)	11,864	(3,904)	(7,102)	3,911	(3,191)
Tax-exempt investments*	(1,222)	270	(952)	(1,650)	966	(684)
Federal funds sold and other interest bearing deposits	6,566	(34)	6,532	2,174	752	2,926

Total (decrease) increase in interest income	(10,531)	27,789	17,258	32,804	49,233	82,037

Interest expense:
Savings, NOW and money market deposits	(5,962)	5,835	(127)	(3,934)	24,300	20,366
Time deposits	8,089	13,931	22,020	14,461	30,592	45,053
Short-term borrowings	(166)	(400)	(566)	(4,429)	6,124	1,695
Long-term borrowings	2,664	3,081	5,745	18,049	4,428	22,477

Total increase in interest expense	4,625	22,447	27,072	24,147	65,444	89,591

(Decrease) increase in net interest income	$(15,156)	$5,342	$(9,814)	$8,657	$(16,211)	$(7,554)

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2007, 2006 and 2005:

NON-INTEREST INCOME

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Trust and investment services	$7,381	$7,108	$6,487
Insurance premiums	10,711	11,074	11,719
Service charges on deposit accounts	26,803	23,242	22,382
Losses on securities transactions, net	(15,810)	(5,464)	(461)
Gains on trading securities, net	4,651	1,208	1,717
Fees from loan servicing	5,494	5,970	7,011
Gains on sales of loans, net	4,785	1,516	2,108
Gains on sales of assets, net	16,051	3,849	25
Bank owned life insurance (“BOLI”)	11,545	8,171	7,053
Other	14,669	15,390	15,692

Total non-interest income	$86,280	$72,064	$73,733

Non-interest income represented 10.6 percent and 9.2 percent of total interest income plus non-interest income for 2007 and 2006, respectively. For the year ended December 31, 2007, non-interest income increased $14.2 million or 19.7 percent, compared with the same period in 2006, due to increases in most categories included in the table above, partially offset by an increase in net losses on securities transactions.

Service charges on deposit accounts increased $3.6 million, or 15.3 percent in 2007 compared with 2006 mainly due to stronger overdraft fee collection initiatives implemented by management throughout Valley’s branch network operations during 2007.

Losses on securities transactions, net, increased $10.3 million to a net loss of $15.8 million for the year ended December 31, 2007. The increase was mainly due to an other-than-temporary impairment charge totaling $17.9 million ($10.4 million after-taxes) with regard to Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and Federal National Mortgage Association (“FNMA” or Fannie Mae) government sponsored investment grade perpetual callable preferred securities during the fourth quarter of 2007. The other-than-temporary impairment charge was recorded on 8 perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to the recognition of the impairment charge) of $81.7 million. The securities were deemed other-than-temporary impaired due to a recent significant decline in the market value of these securities and because it is unlikely that these securities will recover to their original book value in the next six to nine months. During 2006, Valley recognized a net loss of $5.5 million mainly due to a $4.7 million impairment charge recognized on certain mortgage-backed and equity securities classified as available for sale and a $2.1 million loss on trust preferred securities called for redemption prior to their scheduled maturity date, partially offset by various gains on securities transactions throughout 2006.

Net gains on trading securities increased $3.4 million for the year ended December 31, 2007 compared with the same period in 2006 mainly due to increased trading activity in 2007 resulting from Valley’s early adoption of SFAS Nos. 157 and 159. Valley elected to fair value investment securities with a total carrying amount of approximately $1.3 billion at January 1, 2007. During the second quarter of 2007, Valley executed a series of interest rate derivative transactions designed to hedge the market risk inherent in the trading securities. The derivative transactions did not offset the volatility in the trading securities to the extent expected and as a result Valley sold approximately $1.0 billion of these securities and simultaneously terminated the derivative transactions. The majority of these securities sold during the second quarter were replaced with shorter duration investments held in trading securities as of December 31, 2007. See Notes 3 and 4 to the consolidated financial statements for additional information.

Gains on sales of loans, net, increased $3.3 million to $4.8 million for the year ended December 31, 2007 compared to $1.5 million for the prior year. This increase was primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during 2007 that Valley elected to carry at fair value effective as of January 1, 2007.

Gains on sales of assets, net increased $12.2 million, to $16.1 million for the year-ended December 31, 2007 compared to $3.8 million for the same period in 2006 mainly due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in the first quarter of 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 and $15.9 million was deferred and amortized into earnings over the 20 year term of the lease pursuant to the sale-leaseback accounting rules. Approximately $594 thousand of the initial deferred gain was amortized to net gains on sales of assets during 2007. During 2006, Valley sold an office building located in Manhattan that was originally intended for construction of a new branch, however, Valley ultimately decided to sell the property and not pursue the project. The transaction resulted in $3.8 million gain recognized in the fourth quarter of 2006.

BOLI income increased $3.4 million, or 41.3 percent for year-ended December 31, 2007 compared with the same period of 2006 due to income generated from an additional BOLI investment of $75.0 million during the second quarter of 2007 which was invested to offset rising employee benefit costs. BOLI income is exempt from federal and state income taxes. The BOLI is invested primarily in mortgage-backed securities, U.S. Treasuries and high grade corporate securities, and the underlying portfolio is managed by two independent investment firms.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2007, 2006 and 2005:

NON-INTEREST EXPENSE

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Salary expense	$116,389	$109,775	$105,988
Employee benefit expense	29,261	28,592	26,163
Net occupancy and equipment expense	49,570	46,078	41,694
Amortization of other intangible assets	7,491	8,687	8,797
Goodwill impairment	2,310	—	—
Professional and legal fees	5,110	8,878	9,378
Advertising	2,917	8,469	7,535
Other	38,116	39,861	38,036

Total non-interest expense	$251,164	$250,340	$237,591

Non-interest expense increased $824 thousand to $251.2 million for the year-ended December 31, 2007 from $250.3 million for the same period in 2006. Increases in salary expense, employee benefit expense, goodwill impairment, and net occupancy and equipment expense were partially offset with decreases in amortization of other intangible assets, professional and legal fees, and advertising. Valley incurred additional expenses due to de novo expansion efforts in 2007 and 2006 in its target expansion areas of northern and central New Jersey, New York City, Brooklyn and Queens. These expansion efforts will negatively impact non-interest expense until these new branches become profitable or breakeven, typically over a period of three years. The largest component of non-interest expense is salary and employee benefit expense which totaled $145.7 million in 2007 compared with $138.4 million in 2006.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2007 was 53.7 percent compared to 54.0 percent for the same period of 2006. Valley strives to control its efficiency ratio and expenses as a means of producing increased earnings for its shareholders. The efficiency ratio has decreased as a result of higher non-interest income partially attributable to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in the first quarter of 2007, as well as, an initiative to raise non-interest income throughout Valley and its subsidiaries.

Salary and employee benefit expense increased $7.3 million, or 5.3 percent for the year ended December 31, 2007 compared with the same period in 2006. The increase from 2006 was mainly due additional expenses incurred to support the expanded branch operations resulting from the de novo branches opened during 2007 and the latter half of 2006, as well as rising health insurance costs. At December 31, 2007, full-time equivalent staff was 2,562 compared to 2,489 at December 31, 2006.

Net occupancy and equipment expense increased $3.5 million, or 7.6 percent during 2007 in comparison to 2006. This increase was also largely due to Valley’s de novo branch expansion efforts, which includes, among other things, additional rents, utilities, real estate taxes, and maintenance charges in connection with investments in technology and facilities. Rent expense increased $2.0 million, or 15.7 percent in 2007 compared with the prior year. Equipment maintenance increased by approximately $566 thousand, or 22.0 percent during 2007 compared with the prior year.

Amortization of other intangible assets, consisting primarily of amortization of loan servicing rights, core deposits, customer lists, and covenants not to compete decreased $1.2 million, or 13.8 percent, to $7.5 million for the year ended December 31, 2007 compared with the same period in 2006. The decrease is primarily due to a decline of $744 thousand in amortization of loan servicing rights. Valley’s loan servicing portfolio continued to decline in 2007 as Valley did not purchase loan servicing portfolios from third parties in the secondary markets. The remaining decrease was due to various other intangibles from previous acquisitions which were fully amortized into earnings during 2007.

Goodwill impairment of $2.3 million ($1.5 million after-taxes) was recorded during the fourth quarter of 2007 due to Valley’s decision to sell its wholly owned broker-dealer subsidiary, Glen Rauch Securities, Inc. See Notes 2, 3 and 9 to the consolidated financial statements for further discussion.

Professional and legal fees declined $3.8 million, or 42.4 percent for the year ended December 31, 2007 compared to the same period one year ago. The decrease was primarily due to a $1.7 million reduction in legal contingencies during the fourth quarter of 2007 and a reduction in fees related to tax planning as compared to the 2006 period.

Advertising expense decreased $5.6 million, or 65.6 percent in 2007 compared to 2006 mainly due to fewer Valley name branding promotions run during 2007.

Other non-interest expense decreased $1.7 million, or 4.4 percent for the year ended December 31, 2007 compared with the same period in 2006 mainly due to $2.7 million in net unrealized gains on Valley’s junior subordinated debentures issued to capital trust and one Federal Home Loan Bank advance held at fair value. Exclusive of the $2.7 million net unrealized gain, other non-interest expense increased $1.0 million from 2006 due to a normal rise in operating expenses resulting from inflation and the expansion of Valley’s branch network. Significant components of other non-interest expense include data processing, telephone, service fees, debit card fees, postage, stationery, insurance, and title search fees.

Income Taxes

Income tax expense was $51.7 million for the year ended December 31, 2007, reflecting an effective tax rate of 25.2 percent, compared with $39.9 million for the year ended December 31, 2006, reflecting an effective tax rate of 19.6 percent. The increase in 2007 income tax expense reflects a $13.5 million tax benefit recognized during the comparable 2006 period due to management’s reassessment of required tax accruals.

Management expects that Valley’s adherence to FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For 2008, Valley anticipates an effective tax rate of 28.0 percent, compared to 25.2 percent for 2007.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management Division, comprised of trust, broker-dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP. For financial data on the four business segments see Note 19 to the consolidated financial statements.

Consumer lending.    The consumer lending portfolio is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The automobile loans within the portfolio have an average weighted life ranging from 24 to 30 months, relatively irrespective of movements in the market level of interest rates.

The consumer lending portfolio had a return on average interest earning assets before income taxes of 1.53 percent for the year ended December 31, 2007 compared with 1.57 percent for the year ended December 31, 2006, while income before taxes decreased $1.6 million for the 2007 period as compared to 2006. The decrease was primarily due to higher provision for loan losses, partly offset by a decrease in internal transfer expense. Average interest earning assets increased $4.5 million. Net interest income remained unchanged, resulting from the increase in interest rates on loans, offset by higher cost of funds. Average interest rates on loans increased 29 basis points to 6.11 percent, while the interest expense associated with funding sources increased 29 basis points to 2.86 percent.

Commercial lending.    The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

Since December 11, 2007, the Federal Reserve has incrementally decreased short-term interest rates by a total of 150 basis points. Although the decreases in interest rates had little impact on the 2007 results, Valley’s prime rate moved downward in conjunction with each cut in the target federal funds rate. The decline in Valley’s prime rate will likely lower interest income in future periods depending on Valley’s ability to grow the commercial lending portfolio, or other loan portfolios and its ability to mitigate such decreases in interest rates.

The return on average interest earning assets before income taxes for the commercial lending portfolio decreased to 2.39 percent in 2007 compared with 2.75 percent for the year ended December 31, 2006, and income before income taxes decreased $16.3 million for 2007 as compared to 2006. The decrease in income before income taxes was primarily the result of the decrease in net interest income, an increase in non-interest expense and a decrease in non-interest income, partially offset by a decrease in internal transfer expense. Average interest earning assets decreased $6.1 million attributed to new loan originations and draw downs on new and existing commercial lines of credit. Interest rates on commercial lending increased by 3 basis points to 7.18 percent, while the expenses associated with funding sources increased by 29 basis points to 2.86 percent.

Investment management.    The investment management portfolio is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments held within this portfolio are one of Valley’s least sensitive assets to changes in market interest rates. The trading securities are relatively short-term securities and are highly susceptible to changes in interest rates. Due to the daily repricing nature of federal funds sold, management considers the balance to be carried at fair value as of each reporting date. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment of investment securities classified as available for sale are reflected in the corporate and other adjustments segment.

The investment management portfolio had a return on average interest earning assets before income taxes of 2.04 percent for the year ended December 31, 2007 compared with 1.59 percent for the year ended December 31, 2006, and income before income taxes increased $10.9 million in 2007 as compared to the same period in 2006. The increase was primarily due to the increase in non-interest income and lower internal transfer expense, partly offset by a decline in net interest income. The increase in non-interest income was due to increases in BOLI income and net gains on securities transactions, exclusive of other-than-temporary impairment charges included in the corporate segment, during 2007. The increase in BOLI income was primarily due to income generated from an additional BOLI investment of $75.0 million purchased in the second quarter of 2007. The return on average interest earning assets before income taxes increased to 2.04 percent compared with 1.59 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased 38 basis points to 5.88 percent and the rate associated with funding sources increased 29 basis points to 2.86 percent. Average interest earning assets decreased by $178.9 million mainly due to trust preferred securities called for early redemption and normal principal paydowns on investments. A majority of the investment proceeds were reallocated to higher yielding assets in other business segments.

Corporate segment.    The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses) not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trust, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments. The loss before income taxes in the corporate segment decreased by $8.3 million for the year ended December 31, 2007 compared with December 31, 2006 primarily due to increases in net interest income and non-interest income, offset by decreases in non-interest expense and internal transfer income. The decrease in non-interest expense was mainly attributable to an unrealized gain on the change in fair value of the junior subordinated debentures issued to capital trust recorded in other non-interest expense. Net gains on the change in fair value of loans held for sale are reflected in the corporate and other adjustments segment.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2007. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2007.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2007. Reinvestments of projected principal payments and prepayments as well as rate spreads are estimated utilizing Valley’s actual originations during the fourth quarter of 2007. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2007.

The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At December 31, 2007
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$2,728	0.71%
+1.00	3,010	0.78
(1.00)	(13,656)	(3.55)
(2.00)	(32,469)	(8.44)

As a result of balance sheet management strategies implemented during the year ended December 31, 2007, Valley’s asset sensitivity position increased as compared to one year ago. The increase is mainly attributable to a decrease in the duration of certain interest earning assets. In part due to its asset/liability mix and market competition driving the level of short-term interest rates on deposits, Valley is more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact Valley’s net interest income results and may increase or decrease the level of asset sensitivity of Valley’s balance sheet.

Valley’s net interest income is affected by changes in interest rates and cash flows from its loan and investment portfolios. Valley actively manages these cash flows in conjunction with its liability mix, duration and rates to optimize the net interest income, while prudently structuring the balance sheet to manage changes in interest rates. Additionally, Valley’s net interest income is impacted by the level of competition within its marketplace. Competition can increase the cost of deposits and impact the level of interest rates attainable on loans, which may result in downward pressure on Valley’s net interest margin in future periods.

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

The following table shows the financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments’ fair value at December 31, 2007. Forecasted maturities and prepayments for rate sensitive assets and liabilities were calculated using actual interest rates in conjunction with market interest rates and prepayment assumptions as of December 31, 2007.

INTEREST RATE SENSITIVITY ANALYSIS

								Total	Fair
	Rate	2008	2009	2010	2011	2012	Thereafter	Balance	Value
		(in thousands)
Interest sensitive assets:
Interest bearing deposits	4.68%	$9,569	$—	$—	$—	$—	$—	$9,569	$9,569
Federal funds sold	4.67	9,000	—	—	—	—	—	9,000	9,000
Investment securities held to maturity	5.96	71,816	18,773	31,316	21,459	28,268	384,481	556,113	548,353
Investment securities available for sale	5.62	483,029	271,917	187,395	138,102	91,849	434,118	1,606,410	1,606,410
Trading securities	5.12	627,262	—	—	—	—	95,315	722,577	722,577
Loans held for sale	5.96	2,984	—	—	—	—	—	2,984	2,984
Loans:
Commercial	6.99	1,072,827	169,650	141,765	63,604	36,848	78,457	1,563,151	1,573,264
Mortgage	5.83	993,359	751,334	530,335	422,922	359,033	1,779,409	4,836,392	4,716,618
Consumer	6.59	1,094,330	420,783	254,870	141,432	70,106	115,157	2,096,678	2,299,741

Total interest sensitive assets	6.06	$4,364,176	$1,632,457	$1,145,681	$787,519	$586,104	$2,886,937	$11,402,874	$11,488,516

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	1.61%	$1,091,620	$659,208	$659,208	$324,146	$162,073	$486,219	$3,382,474	$3,382,474
Time	4.35	2,310,124	184,492	47,181	129,175	85,276	22,727	2,778,975	2,796,704
Short-term borrowings	3.40	605,154	—	—	—	—	—	605,154	599,041
Long-term borrowings	4.43	588,722	291,854	52,153	282,827	13,038	1,572,601	2,801,195	2,864,997
Junior subordinated debentures	7.75	—	—	—	—	—	163,233	163,233	163,233

Total interest sensitive liabilities	3.42	$4,595,620	$1,135,554	$758,542	$736,148	$260,387	$2,244,780	$9,731,031	$9,806,449

Interest sensitivity gap		$(231,444)	$496,903	$387,139	$51,371	$325,717	$642,157	$1,671,843	$1,682,067

Ratio of interest sensitive assets to interest sensitive liabilities		0.95:1	1.44:1	1.51:1	1.07:1	2.25:1	1.29:1	1.17:1	1.17:1

Expected maturities are contractual maturities adjusted for all projected payments of principal. For investment securities, loans, long-term borrowings and junior subordinated debentures, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience. For non-maturity deposit liabilities, in accordance with standard industry practice and Valley’s own historical experience, “decay factors” were used to estimate deposit runoff. Valley uses various assumptions to estimate fair values. See Note 3 of the consolidated financial statements for further discussion of fair values.

The total gap re-pricing within one year as of December 31, 2007 was negative $231.4 million, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.95:1, as compared to a negative gap of $581.2 million for the same period as of December 31, 2006, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.87:1. The primary reason for the change in Valley’s gap position over the last twelve months is the short-term duration of most investment securities held in the trading securities portfolio, partially offset by an increase in short-term borrowings at December 31, 2007. Management does not view the negative one year gap position as of December 31, 2007 as presenting an unusually high risk potential, although no assurances can be given that Valley is not at risk from interest rate increases or decreases.

Fair Value Measurement

Effective January 1, 2007, Valley elected early adoption of SFAS Nos. 159 and 157. SFAS No. 159 issued on February 15, 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption, Valley elected to record the following pre-existing financial assets and financial liabilities at fair value:

•

Investment securities with a carrying value totaling $1.3 billion, a weighted average yield of 5.150 percent and an estimated duration greater than 3 years. Approximately $498.9 million of the $1.3 billion in investment securities were previously categorized as held to maturity securities. This entire portfolio was transferred to trading securities.

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

The adoption of SFAS No. 159 for these assets and liabilities did not significantly impact Valley’s net interest margin for the year ended December 31, 2007. Valley’s non-interest income increased $7.8 million and non-interest expense declined $2.7 million for the year ended December 31, 2007 due to net unrealized gains recognized for the changes in the market value of financial assets and liabilities held at fair value under SFAS No. 159. The financial statement impact resulting from the adoption of SFAS No. 159 was considered by our Compensation and Human Resources Committee when determining executive compensation which is based upon, among other things, improved financial performance.

Management’s Reasons for Electing Fair Value Option

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value will expand the transparency of risk management activities and eliminate or reduce the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

At adoption, some of Valley’s specific asset/liability management goals included shortening the duration of the investment portfolio, limiting the risk that the duration for certain assets would extend beyond expected levels, increasing the asset sensitivity of the balance sheet, increasing the stability of returns on certain financial instruments and modifying some of its interest bearing liabilities with the expectation of a future steepening of the yield curve. As early as April, but worsening significantly in the second half of 2007, many changes occurred within the economy and financial markets, which directly impacted these strategies employed by Valley, specifically, widening credit spreads and limited liquidity for mortgage related products. Additionally, as a result of the market volatility, many of the variables relied upon within Valley’s initial rationale outlined below for adopting fair value on an instrument level basis witnessed dramatic changes. While Valley did not invest in subprime mortgages, CDO’s, SIV’s and other forms of exotic high risk financial instruments, the industry wide turmoil, caused by such instruments, directly impacted the pricing and availability of various financial instruments, including those which Valley holds and may effect trades in. Specifically, Valley’s purchase decisions for investment securities, as well as the balance sheet classification election for each security purchased, were greatly impacted by these changes in the financial markets. Additionally, these conditions severely impacted Valley’s loan origination volume. As a result of the changes in market variables during the second half of 2007, including a steepening of the yield curve, Valley engaged in a leverage strategy involving the purchase of certain mortgage-backed securities classified as available for sale matched with additional fixed rate Federal Home Loan Bank advances during the fourth quarter of 2007 which effected the composition of the investment portfolio as well as the interest bearing liabilities as of December 31, 2007.

In March 2007, Valley’s management team set in motion its initial evaluation of all the potential impacts of the provisions of SFAS Nos. 159 and 157 on Valley’s balance sheet and its risk management strategies. After a thorough analysis and discussions with Valley’s Board of Directors, management elected to early adopt the standards in March, with the Board’s final approval, on April 2, 2007. Valley’s adoption of SFAS No. 159 reflects management’s desire to mitigate the impact of changing interest rate and other market risks related to certain financial instruments that may have a greater propensity to those changes than other financial instruments on Valley’s balance sheet. Management’s efforts to reduce price and market risk of financial instruments with the highest potential future earnings volatility (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument) and prepayment risk are consistent with Valley’s risk management activities. Management believes that the fair value option for select financial assets and liabilities will enable it to achieve this objective by providing enhanced flexibility, including the ability to utilize derivative transactions without applying the complex hedge accounting provisions of SFAS No. 133.

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

Investment securities.    Management identified and elected to fair value 62 existing held to maturity securities and 95 available for sale securities with a total carrying value of $1.3 billion immediately prior to adoption of SFAS No. 159 due to their significant earnings volatility, prepayment, extension, and market value risk as compared to the remaining investment portfolio. In order to potentially mitigate these risks, management elected to fair value these securities with the intent to hedge or possibly sell such securities, in which case the securities may be replaced by securities or other asset classifications, carried at fair value, with acceptable risk characteristics. SFAS No. 159 provided Valley with enhanced flexibility to manage these assets in manners previously unavailable due to complex hedge accounting rules and the implication on classification of investments that results from transfers between investment categories. Upon management’s fair value election, these securities were immediately transferred to trading securities effective January 1, 2007.

During the first quarter of 2007, management worked closely with its advisor in the derivatives market, at a considerable cost, to construct a hedging strategy for the trading securities portfolio. As a result of this evaluation process, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion in April 2007. The purpose of the derivative transactions was to offset volatility in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007 by transforming these fixed rate assets into floating rates in anticipation of a steepening yield curve. However, the derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the financial market’s forward expectations of interest rate movements and the unanticipated expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The ineffectiveness and ultimately, the termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in losses on trading securities, net during the second quarter of 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities issued by FNMA, FHLMC and private institutions that were sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115, with the remainder of the proceeds used to fund loan growth and to offset a reduction in funding due to the redemption of the $20.6 million in junior subordinated debentures issued to capital trust during the second quarter of 2007.

As of December 31, 2007, the trading securities portfolio totaled $722.6 million (see the trading securities table in the “Investment Securities” section below and at Note 4 of the consolidated financial statements). Management continued to maintain a trading securities portfolio, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker-dealer subsidiary, as part of its on-going asset/liability management strategies. This was evidenced by the fact that during the period ended December 31, 2007, Valley purchased approximately $3 billion of trading securities, significantly expanding its use of the fair value option on its balance sheet. However, management could elect to invest future sale proceeds in other asset classifications not carried at fair value based on changes or perceived changes in the financial markets, in whole or partially due to one or more of the risk factors inherent to Valley’s business disclosed in Part I, Item 1A of this report. Since our adoption of SFAS No. 159, investment securities classified as held to maturity have declined $47.8 million to $556.1 million at December 31, 2007. During this same period, investment securities classified as available for sale increased $550.7 million to $1.6 billion at December 31, 2007 mainly due to management’s decision (subject to the changes in market related credit and liquidity variables) in the fourth quarter of 2007 to purchase certain mortgage-backed securities matched with the addition of fixed rate Federal Home Loan Bank advances.

On January 1, 2007, the $498.9 million in investment securities held to maturity transferred to trading securities included $214.5 million in trust preferred securities issued by other financial institutions that were callable or contain call option provisions that occur during the first six months of 2007. Valley reported in its Annual Report on Form 10-K for the year ended December 31, 2006 that it could incur losses of $4.4 million, net of tax, should these securities be called during the six months ended June 30, 2007. Due to the fair value election, Valley recorded a $5.5 million, net of tax, adjustment to retained earnings for these securities as of January 1, 2007. As of December 31, 2007, $145.5 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $228 thousand for the year ended December 31, 2007. None of the remaining trust preferred securities transferred to trading securities on January 1, 2007 were sold during the year ended December 31, 2007.

Residential mortgage loans.    Management identified and elected to fair value 1,940 existing 15 year fixed rate conforming residential mortgage loans held for investment with a net carrying value of $254.4 million immediately prior to adoption of SFAS No. 159. These loans are highly dependent on the movement of interest rates and prepayment speeds and as a result have significant earnings volatility, extension, and market value risk as compared to the remaining mortgage portfolio. At the time of adoption, management intended to hedge these fixed rate loans in order to increase the asset sensitivity of the portfolio and, at a minimum, to neutralize the impact of these instruments on yields. Management also concluded at that time that it would fair value the majority of new loan originations with similar characteristics to these loans, subject to asset liability management objectives at the time of such originations in order to reflect the impact of changing market conditions currently as opposed to at the time of sale. Additionally, management elected to account for all loans held for sale at fair value which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales.

Upon management’s fair value election for these assets, management evaluated several hedging strategies in conjunction with a third party advisor in the derivatives market (who also helped construct a hedging strategy for the trading securities portfolio) to assess the opportunity to hedge the market value risk of these mortgages. Changing market conditions and the challenges of hedging these instruments effectively were determined to be a significant obstacle in executing management’s strategy. As a result, management elected to transfer these assets to loans held for sale with the intent to sell them and originate similar or different classes of loans with tolerable performance and risk characteristics. Management’s decision to sell the loans at that time was based on the unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market driven by sub-prime and Alt-A loan activity. During the second quarter of 2007, Valley sold the majority of these mortgage loans to Fannie Mae while retaining the servicing of such loans. Had management executed the same strategy without the benefit of the fair value option, it would have resulted in a decrease in earnings of less than $3 million.

Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. From April 1, 2007 to December 31, 2007, Valley originated, exclusive of loan purchases, 15 year fixed rate conforming residential mortgage loans totaling $11.5 million. Valley elected to fair value $4.9 million, or 42.4 percent of the $11.5 million mortgages during the year ended December 31, 2007 primarily based upon its acceptable risk tolerance levels for the loan portfolio at the time of each loan origination. Valley also performed an instrument by instrument analysis of the other residential mortgage originations during this period and, as a result, elected to fair value an additional $25.2 million of the mortgages originations during the nine months ended December 31, 2007.

Valley’s fair value election for loans held for sale may significantly simplify any future hedge accounting decisions by management and potentially reduce future earnings volatility due to non-economic factors associated with Valley’s mortgage pipeline. At adoption, Valley had anticipated originating and accounting for at fair value a substantially higher volume of residential mortgage loans. As a result of the disruption in the mortgage market impacting both origination volume and pricing, Valley’s new loan production was severely limited and therefore so was its ability to expand the use of fair value in this asset class. Should market conditions recover, Valley would anticipate its expanded use of fair value, dependent upon asset/liability management objectives.

Federal Home Loan Bank advances.    Management identified and elected to fair value two existing Federal Home Loan Bank advances with a total carrying value of $40.0 million immediately prior to adoption of SFAS No. 159 due to their significant earnings, price and market value risk as compared to the other long-term borrowings.

Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings during the first quarter of 2007. Valley immediately replaced the advances sold with the issuance of a $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5 years. At December 31, 2007, the Federal Home Loan Bank Advance had a fair value of approximately $41.4 million. Had management executed the same strategy without the benefit of the fair value option, it would have resulted in a decrease in earnings of approximately $1.1 million.

Junior subordinated debentures issued to capital trust.    Management elected to fair value the junior subordinated debentures issued to VNB Capital Trust I with a total carrying value of $206.2 million immediately prior to the adoption of SFAS No. 159 due to significant earnings volatility, price and market value risk. These risks relate, in part, to the call feature associated with these instruments. In order to potentially mitigate these risks, management elected to fair value these obligations with the intent to potentially hedge or call them for early extinguishment. Management believes that fair value measurement of instruments with such call features provides the users of Valley’s financial statements with a clearer view of the impact of current market conditions on the value of the debt. Such information is used by management in its asset/liability management process to evaluate actions with respect to these instruments. As a result of changing market conditions, on June 25, 2007 and October 29, 2007, Valley redeemed a total of $41.2 million of the original principal face amount of the junior subordinated debentures issued to capital trust. The decision to partially redeem the outstanding debentures was done, in part, by management to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 to the consolidated financial statements for additional information on the junior subordinated debentures issued to capital trust.

See additional discussion and analysis of the adoption of SFAS Nos. 159 and 157 at Notes 1, 3, 4 and 12 to the consolidated financial statements.

Liquidity

Bank Liquidity.    Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management and the board of directors of VNB, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our bank subsidiary has no required regulatory liquidity ratios to maintain; however, it adheres to an internal policy which dictates the level of available liquidity, a ratio of loans to deposits and the total amount of non-core funding, which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances. The level of available liquidity is measured as the projected cash inflows and outflows of our major asset and liability categories over the next three month period. The projected available liquidity must be greater than 75 percent of total shareholders’ equity. Our current policy also maintains that we may not have a ratio of loans to deposits in excess of 110 percent and non-core funding greater than 40 percent of total assets. At December 31, 2007, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, Valley has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $2.6 billion and $2.2 billion at December 31, 2007 and 2006, respectively, representing 23.0 percent and 19.5 percent of earning assets, and 20.6 percent and 18.0 percent of total assets at December 31, 2007 and 2006, respectively. Of the $2.6 billion of liquid assets, approximately $1.4 billion of various investment securities were pledged to counter parties to support Valley’s earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.2 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, Valley also utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.1 billion and $7.3 billion for the years ended December 31, 2007 and 2006, representing 62.9 percent and 63.5 percent of average earning assets at December 31, 2007 and 2006, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $2.9 million at December 31, 2007 and $117.9 million at December 31, 2006.

In the event that additional short-term liquidity is needed, VNB has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchases. While, at December 31, 2007, there were no firm lending commitments in place, management believes that VNB could borrow approximately $1.2 billion for a short time from these banks on a collective basis. Additionally, VNB is a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2007:

(in thousands)
Less than three months	$616,659
Three to six months	138,763
Six to twelve months	202,520
More than twelve months	178,265

$1,136,207

Valley has access to a variety of borrowing sources and uses both short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings increased by $242.6 million to $605.2 million at December 31, 2007 compared to $362.6 million at December 31, 2006 primarily due to increases in FHLB advances and federal funds purchased (see Note 11 to the consolidated financial statements). At December 31, 2007, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$412,035	$337,819	$256,963
Maximum outstanding at any month-end during the period	449,595	386,897	291,427
Balance outstanding at end of period	394,512	355,823	289,970
Weighted average interest rate during the period	4.08%	4.12%	2.34%
Weighted average interest rate at the end of the period	2.92%	4.29%	2.07%

Corporation Liquidity.    Valley’s recurring cash requirements primarily consist of dividends to shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank, along with cash flows from investment securities held at the holding company. See Note 16 – Shareholders’ Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report regarding restrictions to such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program or call for early redemption all, or part, of its junior subordinated debentures. The cash required for the repurchase of Valley’s common stock or redemption of its junior subordinated debentures can be met by using its own funds, dividends received from its subsidiary bank, VNB, as well as borrowed funds.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when Valley has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity, and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities classified as trading are held primarily for sale in the short term and are carried at fair value, with unrealized gains and losses included immediately in other income. Valley determines the appropriate classification of securities at the time of purchase. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost in other assets.

Investment securities at December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Held to maturity:
U.S. Treasury securities and other government agencies	$—	$10,009	$10,019
Obligations of states and political subdivisions	230,201	233,592	229,474
Mortgage-backed securities	52,073	342,798	399,521
Corporate and other debt securities	273,839	423,016	491,912

Total investment securities held to maturity	$556,113	$1,009,415	$1,130,926

Available for sale:
U.S. Treasury securities and other government agencies	$331,219	$400,781	$363,723
Obligations of states and political subdivisions	43,828	47,852	73,133
Mortgage-backed securities	1,049,596	1,256,637	1,534,992
Corporate and other debt securities	85,288	26,968	32,076

Total debt securities	1,509,931	1,732,238	2,003,924
Equity securities	96,479	37,743	34,970

Total investment securities available for sale	$1,606,410	$1,769,981	$2,038,894

Trading*:
U.S. Treasury securities and other government agencies	$224,945	$—	$—
Obligations of states and political subdivisions	2,803	4,655	4,208
Mortgage-backed securities	28,959	—	—
Corporate and other debt securities	465,870	—	—

Total trading securities	$722,577	$4,655	$4,208

Total investment securities	$2,885,100	$2,784,051	$3,174,028

* See discussion at Notes 3 and 4 of the consolidated financial statements of Valley’s early adoption of SFAS Nos. 159 and 157.

The following table presents the maturity distribution schedule with its corresponding weighted-average yields of held to maturity and available for sale securities at December 31, 2007:

	U.S. Treasury Securities and Other Government Agencies		Obligations of States and Political Subdivisions		Mortgage- Backed Securities (5)		Corporate and Other Debt Securities		Total (4)

	Amount (1)	Yield (2)	Amount (1)	Yield (2) (3)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity:
0-1 year	$—	—%	$50,350	4.04%	$61	6.83%	$5,000	5.12%	$55,411	4.14%
1-5 years	—	—	53,269	3.94	140	7.81	555	6.25	53,964	3.97
5-10 years	—	—	73,381	4.30	92	8.45	17,973	5.28	91,446	4.50
Over 10 years	—	—	53,201	4.06	51,780	5.14	250,311	7.91	355,292	6.93

Total securities	$—	—%	$230,201	4.11%	$52,073	5.15%	$273,839	7.68%	$556,113	5.96%

Available for sale:
0-1 year	$41,803	3.60%	$205	10.53%	$274	6.18%	$1,019	4.18%	$43,301	3.66%
1-5 years	114,725	4.78	38,404	7.23	13,667	7.73	—	—	166,796	5.59
5-10 years	73,045	5.10	1,717	9.20	19,583	6.13	10,727	6.04	105,072	5.45
Over 10 years	101,646	5.39	3,502	7.20	1,016,072	5.67	73,542	6.63	1,194,762	5.71

Total securities	$331,219	4.89%	$43,828	7.32%	$1,049,596	5.71%	$85,288	6.53%	$1,509,931	5.62%

(1)	Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

Valley’s investment portfolio is comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, corporate bonds, equity and other securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for securities issued by United States government agencies, which includes the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

At December 31, 2007, Valley had $52.1 million, $1.0 billion, and $29.0 million of mortgage-backed securities classified as held to maturity, available for sale, and trading securities, respectively. Substantially all the mortgage-backed securities held by Valley are issued or backed by federal agencies. The mortgage-backed securities portfolio is a source of significant liquidity to Valley through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. Valley monitors the changes in interest rates, cash flows and duration, in accordance with its investment policies. Management seeks out investment securities with an attractive spread over Valley’s cost of funds.

As of December 31, 2007, Valley had $1.6 billion of securities available for sale, a decrease of $163.6 million from December 31, 2006. As of December 31, 2007, the investment securities available for sale had a net unrealized loss of $778 thousand, net of deferred taxes, compared to a net unrealized loss of $19.0 million, net of deferred taxes, at December 31, 2006. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis.

As of December 31, 2007 and 2006, Valley had a total of $722.6 million and $4.7 million, respectively, in trading account securities. The increase partially reflects the transfer of $820.5 million investment securities classified as available for sale and $498.9 million investment securities classified as held to maturity to trading securities on January 1, 2007. The $498.9 million in investment securities held to maturity transferred to trading securities on January 1, 2007 included $214.5 million in trust preferred securities issued by other financial institutions that were callable or contain call option provisions that occur by June 30, 2007. As of December 31, 2007, $145.5 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $228 thousand for the year ended December 31, 2007. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 1 and 3 to the consolidated financial statements.

As part of management’s regular quarterly review for impairment of marketable securities, Valley recognized an other-than-temporary impairment charge of $17.9 million ($10.4 million after-taxes) during the fourth quarter of 2007 on FHLMC and FNMA government sponsored, investment grade perpetual callable preferred securities. The other-than-temporary-impairment charge was recorded on 8 perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charge) of $81.7 million. Valley decided to reclassify the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because it is unlikely that these securities will recover their original book value in the next six to nine months. Both FHLMC and FNMA securities were investment grade at the time of purchase and remain investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The securities continue to perform according to their contractual terms and all dividend payments are current. Historically, market value fluctuations were recorded as an unrealized mark-to-market loss on securities available for sale and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect Valley’s shareholders’ equity or tangible shareholders’ equity.

Loan Portfolio

As of December 31, 2007, total loans were $8.5 billion compared to $8.3 billion at December 31, 2006, an increase of $164.5 million or 2.0 percent. The following table reflects the composition of the loan portfolio for the five years ended December 31, 2007:

LOAN PORTFOLIO

	At December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Commercial	$1,563,150	$1,466,862	$1,449,919	$1,259,997	$1,181,399

Total Commercial loans	1,563,150	1,466,862	1,449,919	1,259,997	1,181,399

Construction	402,806	526,318	471,560	368,120	222,748
Residential mortgage	2,063,242	2,106,306	2,083,004	1,853,408	1,594,392
Commercial mortgage	2,370,345	2,309,217	2,234,950	1,745,155	1,553,037

Total mortgage loans	4,836,393	4,941,841	4,789,514	3,966,683	3,370,177

Home Equity	554,830	571,138	565,960	517,325	476,149
Credit card	10,077	8,764	9,044	9,691	10,722
Automobile	1,447,838	1,238,145	1,221,525	1,079,050	1,013,938
Other consumer	83,933	104,935	94,495	99,412	114,304

Total consumer loans	2,096,678	1,922,982	1,891,024	1,705,478	1,615,113

Total loans*	$8,496,221	$8,331,685	$8,130,457	$6,932,158	$6,166,689

As a percent of total loans:
Commercial loans	18.4%	17.6%	17.8%	18.2%	19.2%
Mortgage Loans	56.9	59.3	58.9	57.2	54.6
Consumer loans	24.7	23.1	23.3	24.6	26.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $3.5 million, $5.1 million, $6.3 million, $6.6 million and $5.9 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Commercial loans increased $96.3 million or 6.6 percent in 2007 primarily due to increased drawdowns on existing commercial lines of credit and new commercial loans, net of large payoff activity during the year.

Mortgage loans, comprised of construction, residential and commercial mortgage loans, decreased $105.4 million in 2007, due to the decline in construction and residential mortgage lending. Construction loans decreased $123.5 million, or 23.5 percent in 2007 over last year due to normal paydown activity and a lack of new loan volume, as the slowdown in the home building market continues to negatively impact growth in this portfolio. Residential mortgage loans decreased $43.1 million in 2007 over last year partially due to lower demand in a competitive marketplace and management’s election under SFAS No. 159 to transfer mortgage loans with a net carrying value of $254.4 million to loans held for sale as of January 1, 2007. Valley continued its non-participation in the subprime residential and negative amortization loan markets, helping Valley avoid much of the negative credit quality issues resulting from the currently stressed real estate market. Commercial mortgage loans increased $61.1 million, or 2.6 percent during 2007 mainly due to an increase in loans through new and existing business development, net of a large amount of payoffs.

The largest increase in loans for 2007 was from automobile loans which increased by $209.7 million or 16.9 percent as compared to December 31, 2006. Valley has continued to focus its efforts to expand the geographic presence of its indirect auto loan origination franchise, as nearly 42 percent of the dealer auto originations were made outside of New Jersey during the year. During 2007, Valley added Connecticut to its auto dealer network which also includes New Jersey, New York, Pennsylvania, and Florida.

Much of Valley’s lending is in northern and central New Jersey and New York City, with the exception of the out-of-state auto loan portfolio, SBA loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. As a result of Valley’s lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2007:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial—fixed rate	$387,946	$148,936	$28,371	$565,253
Commercial—adjustable rate	684,881	262,930	50,086	997,897
Construction—fixed rate	16,779	13,900	—	30,679
Construction—adjustable rate	210,277	161,850	—	372,127

	$1,299,883	$587,616	$78,457	$1,965,956

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

During 2007 and 2006, VNB originated approximately $13.4 million and $14.9 million of SBA loans, respectively, and sold $3.1 million and $10.0 million, respectively. At December 31, 2007 and 2006, $50.1 million and $52.0 million, respectively, of SBA loans were held in VNB’s portfolio and VNB serviced for others approximately $52.6 million and $75.0 million, respectively, of SBA loans.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which mainly represent automobiles. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

LOAN QUALITY

	At December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$8,462	$3,775	$4,442	$2,870	$2,792

Non-accrual loans	30,623	27,244	25,794	30,274	22,338
Other real estate owned	609	779	2,023	480	797
Other repossessed assets	1,466	844	608	861	828

Total non-performing assets	$32,698	$28,867	$28,425	$31,615	$23,963

Troubled debt restructured loans	$8,363	$713	$821	$104	$12
Total non-performing loans as a % of loans	0.36%	0.33%	0.32%	0.44%	0.36%
Total non-performing assets as a % of loans	0.38%	0.35%	0.35%	0.46%	0.39%
Allowance for loan losses as a % of non-performing loans	237.29%	274.25%	291.49%	217.01%	289.42%

Non-accrual loans have ranged from a low of $22.3 million to $30.6 million over the last five years. Valley’s non-accrual experience as a percentage of total loans indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.8 million, $2.1 million and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $45 thousand, $498 thousand and $21 thousand for the years ended December 31, 2007, 2006, and 2005, respectively. No mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at December 31, 2007.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from 0.04 percent to 0.10 percent of total loans for the last five years. Valley cannot predict that this current low level of past due loans as compared to the total loan portfolio will continue. These loans represent most loan types and are generally well secured and in the process of collection. At December 31, 2007, no mortgage loans classified loans held for sale were 90 days or more past due and still accruing interest.

Troubled debt restructured loans, in compliance with modified terms and not reported as past due or non-accrual, are presented in the table above. These loans increased $7.7 million to $8.4 million at December 31, 2007 from December 31, 2006. Restructured loans consist of seven commercial loan relationships at December 31, 2007.

Total loans past due in excess of 30 days were 1.00 percent of all loans at December 31, 2007 compared with 0.84 percent at December 31, 2006 and include matured loans in the normal process of renewal totaling approximately $7.5 million and $8.5 million at December 31, 2007 and 2006, respectively. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

Although substantially all risk elements at December 31, 2007 have been disclosed in the categories presented above, management believes that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $7.2 million and $7.3 million in potential problem loans at December 31, 2007 and 2006, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Valley’s decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $7.2 million in potential problem loans as of December 31, 2007, approximately $900 thousand is considered at risk after collateral values and guarantees are taken into consideration. There can be no assurance that Valley has identified all of its potential problem loans.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of Valley’s business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Valley’s loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 57 percent of total loans at December 31, 2007. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured by 1-4 family properties generally located in counties where Valley has a branch presence and counties contiguous thereto (including Pennsylvania). Valley does provide mortgage loans secured by homes beyond this primary geographic area, however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on FNMA and FHLMC guidance are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2007 was 59 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 747.

Consumer loans are comprised of home equity loans, credit card loans, automobile loans and other consumer loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are originated in several other states. Due to the level of Valley’s underwriting standards applied to all loans, management believes the out of the state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of Valley’s primary markets poses some additional geographic risk based upon the economy of that particular region.

Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan losses inherent in the portfolio. The allowance for credit losses and related provision are an expression of management’s evaluation of the credit portfolio and economic climate.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the years indicated:

	Years ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Average loans outstanding	$8,261,111	$8,262,739	$7,637,973	$6,541,993	$6,056,439

Beginning balance—Allowance for credit losses	$74,718	$75,188	$65,699	$64,650	$64,087

Loans charged-off:
Commercial	5,808	6,078	1,921	6,551	4,905
Construction	—	—	—	—	—
Mortgage—Commercial	1,596	448	307	212	409
Mortgage—Residential	103	644	108	117	244
Consumer	7,628	4,918	5,265	6,258	6,089

	15,135	12,088	7,601	13,138	11,647

Charged-off loans recovered:
Commercial	1,427	528	1,474	3,394	2,012
Construction	—	—	—	—	—
Mortgage—Commercial	254	181	129	237	379
Mortgage—Residential	17	54	130	51	135
Consumer	1,779	1,585	1,765	2,502	2,339

	3,477	2,348	3,498	6,184	4,865

Net charge-offs	11,658	9,740	4,103	6,954	6,782
Provision charged for credit losses	11,875	9,270	4,340	8,003	7,345
Additions from acquisitions	—	—	9,252	—	—

Ending balance—Allowance for credit losses	$74,935	$74,718	$75,188	$65,699	$64,650

Components:
Allowance for loan losses	$72,664	$74,718	$75,188	$65,699	$64,650
Reserve for unfunded letters of credit*	2,271	—	—	—	—

Allowance for credit losses	$74,935	$74,718	$75,188	$65,699	$64,650

Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.12%	0.05%	0.11%	0.11%
Allowance for loan losses as a % of loans	0.86%	0.90%	0.92%	0.95%	1.05%
Allowance for credit losses as a % of loans	0.88%	0.90%	0.92%	0.95%	1.05%

*	Effective January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Valley’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans and unfunded commitments. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance contains reserves identified as the unallocated portion in the table below to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. Net charge-off levels have remained relatively low in the last five years, ranging from a high of 0.14 percent of average loans in 2007 to a low of 0.05 percent seen in 2005. There can be no guarantee that these low levels will continue into 2008 as credit cycles can vary from year to year based on the economic climate in Valley’s primary market areas.

The provision for credit losses was $11.9 million in 2007 compared to $9.3 million in 2006. The $2.6 million increase was based upon the results of management’s quarterly analyses of the allowance for loan losses, including allowance allocations resulting from a $164.5 million increase in total loans during 2007.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories for the past five years:

	Years ended December 31,
	2007		2006		2005		2004		2003
	(in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial*	$31,638	18.4%	$31,888	17.6%	$34,828	17.8%	$29,166	18.2%	$27,462	19.2%
Mortgage	23,660	56.9	27,942	59.3	28,200	58.9	23,033	57.2	16,748	54.6
Consumer	10,815	24.7	8,189	23.1	8,174	23.3	7,884	24.6	9,897	26.2
Unallocated	8,822	N/A	6,699	N/A	3,986	N/A	5,616	N/A	10,543	N/A

	$74,935	100.0%	$74,718	100.0%	$75,188	100.0%	$65,699	100.0%	$64,650	100.0%

*	Includes the reserve for unfunded letters of credit totaling $2.3 million at December 31, 2007.

At December 31, 2007, the allowance for credit losses amounted to $74.9 million or 0.88 percent of loans, as compared to $74.7 million or 0.90 percent at December 31, 2006. The two basis point decline in the allowance for credit losses as a percentage of total loans from 2006 was mainly due to growth in loan categories with historically low loss factors, including the secured commercial, commercial mortgage, and automobile loan portfolios, combined with a decrease in the construction loan portfolio. Also despite increases in Valley’s impaired loans during 2007, allocations of the allowance for impaired loans decreased $2.5 million from 2006 mainly due to the relative value of the assets collateralizing the majority of these impaired loans. See Note 5 to the consolidated financial statements for further analysis of the impaired loan portfolio. Increases in non-performing loans at December 31, 2007, as noted in the “Non-performing Asset” section above, had a relatively minor impact on the level of the allowance for credit losses primarily due to the generally well secured nature of these credits. The ratio of net charge-offs to average loans was 0.14 percent and 0.12 percent for years ended December 31, 2007 and 2006, respectively. Loans past due in excess of 90 days and still accruing were up by 0.05 percent of total loans at December 31, 2007 as compared to December 31, 2006, driven primarily by a small number of well collateralized commercial mortgage credits. These factors had a relatively minor impact on the level of the allowance for credit losses at December 31, 2007.

Management believes that the unallocated allowance is appropriate given the current weakened economic climate, the size of the loan portfolio and delinquency trends at December 31, 2007.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $28.9 million and $2.6 million, respectively, at December 31, 2007 and $20.1 million and $5.1 million, respectively, at December 31, 2006. The average balance of impaired loans during 2007, 2006 and 2005 was approximately $23.8 million, $20.7 million and $20.1 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.3 million for 2007, $1.2 million for 2006, and $1.4 million for 2005. Interest was not collected on these impaired loans during these periods.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2007 shareholders’ equity totaled $949.0 million compared with $949.6 million at December 31, 2006, representing 7.4 percent and 7.7 percent of total assets, respectively. The decrease in total shareholders’ equity of $530 thousand for 2007 was the result of dividends paid to shareholders, a $42.9 million transition adjustment charged to retained earnings for the adoption of SFAS No. 159, and the purchase of treasury stock, partially offset by net income of $153.2 million and a decrease in the accumulated other comprehensive loss.

Included in shareholders’ equity as a component of the accumulated other comprehensive loss at December 31, 2007 was a $778 thousand unrealized loss on investment securities available for sale, net of deferred tax, compared with an unrealized loss of $19.0 million, net of deferred tax at December 31, 2006. The decrease in the unrealized loss on available for sale securities was mainly due to a $13.4 million after tax transition adjustment for the adoption of SFAS No. 159 (See Note 3 to the consolidated financial statements). At December 31, 2007 and 2006, the accumulated other comprehensive loss also includes $12.2 million and $11.9 million, respectively, for the unfunded portion of Valley’s various pension obligations.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.7 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley purchased approximately 453 thousand shares during 2007 pursuant to this plan at an average cost of 20.46 per share. Valley’s Board of Directors previously authorized the repurchase of up to 3.0 million shares of Valley’s outstanding common stock on May 14, 2003. During 2007, Valley repurchased the remaining 1.1 million shares of its common stock under the 2003 publicly announced program at an average cost of $23.92 per share.

Risk-based capital guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, VNB’s subordinated borrowing (see Note 12 of the consolidated financial statements for additional information) and the allowance for loan losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

In November 2001, Valley sold $200.0 million of trust preferred securities through VNB Capital Trust I. These securities are callable for early redemption through their scheduled maturity date in 2031 and 100 percent of such securities qualifies as Tier 1 capital, within regulatory limitations. At December 31, 2007 and 2006, the securities outstanding were $160.0 million and $200.0 million, respectively. Including these securities, Valley’s capital position at December 31, 2007 under risk-based capital guidelines was $929.0 million, or 9.6 percent of risk-weighted assets for Tier 1 capital and $1.1 billion or 11.4 percent for total risk-based capital. The comparable ratios at December 31, 2006 were 10.6 percent for Tier 1 capital and 12.4 percent for Total risk-based capital. At December 31, 2007 and 2006, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 7.6 percent and 8.1 percent, respectively. VNB’s ratios at December 31, 2007 were all above the “well capitalized” requirements, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

In March 2005, the Federal Reserve Board issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 Capital for regulatory capital purposes, subject to stricter quantitative limits of 25% to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The new quantitative limits will become effective on March 31, 2009. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Total capital, subject to restrictions. As of December 31, 2007 and 2006, 100 percent of Valley’s trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005. See Note 12 of the consolidated financial statements for additional information.

Book value per common share amounted to $7.92 at December 31, 2007 compared with $7.84 per common share at December 31, 2006.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share, was 34.5 percent at December 31, 2007, compared to approximately 39.3 percent at December 31, 2006. Cash dividends declared amounted to $0.83 per common share, equivalent to a dividend payout ratio of 65.3 percent for 2007, compared to approximately 60.7 percent for 2006. The current quarterly dividend rate of $0.21 per common share provides for an annual rate of $0.84 per common share. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly distribution of earnings to its shareholders.

Off-Balance Sheet Arrangements

Contractual Obligations.    In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12, and 15 of the consolidated financial statements.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2007:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time Deposit	$2,315,691	$228,354	$214,519	$20,411	$2,778,975
Long-term borrowings (1)	94,589	88,044	260,000	2,357,203	2,799,836
Junior subordinated debentures issued to capital trust (2)	—	—	—	164,948	164,948
Operating leases	12,339	23,280	18,263	67,448	121,330
Capital Expenditures	8,888	—	—	—	8,888

Total	$2,431,507	$339,678	$492,782	$2,610,010	$5,873,977

(1)	Includes $40.0 million contractual principal obligation for one Federal Home Loan Bank advance carried at a fair value of $41.4 million on consolidated statements of condition at December 31, 2007.
(2)	Amounts presented are the contractual principal balances. The junior subordinated debentures are carried at a fair value of $163.2 million on the consolidated statement of condition at December 31, 2007.

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

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2007:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,611,813	$210,561	$26,319	$51,953	$1,900,646
Home equity and other revolving lines of credit	625,511	—	—	—	625,511
Outstanding commercial mortgage loan commitments	161,250	206,902	—	—	368,152
Standby letters of credit	172,705	11,661	19,387	968	204,721
Outstanding residential mortgage loan commitments	106,722	—	—	—	106,722
Commitments under unused lines of credit—credit card	25,027	34,303	—	—	59,330
Commercial letters of credit	12,783	—	—	—	12,783
Commitments to sell loans	3,805	—	—	—	3,805
Commitments to fund civic and community investments	2,392	1,689	—	—	4,081
Other	8,682	1,995	169	—	10,846

Total	$2,730,690	$467,111	$45,875	$52,921	$3,296,597

Included in the other commitments are projected earn-outs of $676 thousand that are scheduled to be paid over a four year period in conjunction with an acquisition made by Valley in 2006 (See Note 2 to the consolidated financial statements). These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for contractual communication and technology costs.

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

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2007 and 2006, the fair value hedge had a fair value of $424 thousand and $22 thousand, respectively, included in other liabilities on the consolidated statements of financial condition.

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

Prior to the cash flow hedge expiration in 2006, unrealized losses, net of tax benefits, reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the years ended December 31, 2006 and 2005, unrealized losses of $3.2 million and $702 thousand, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

No material hedge ineffectiveness existed on cash flow or fair value hedges during the years ended December 31, 2007, 2006 and 2005. See Note 1 and Note 15 to the consolidated financial statements for further analysis.

Other Derivative Transactions

During the second quarter of 2007, Valley executed and subsequently terminated a series of interest rate derivative transactions with a notional amount of approximately $1.0 billion. The intended purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. These hedged securities were sold during the second quarter of 2007 in conjunction with the termination of the derivative transactions. See further discussion of these transactions at Note 3 to the consolidated financial statements.

Trust Preferred Securities.    In addition to the commitments and derivative financial instruments of the types described above, Valley’s off balance sheet arrangements include a $4.9 million ownership interest in the common securities of a statutory trust Valley established to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2006 Compared to 2005

Net income was $163.7 million or $1.33 per diluted share, return on average assets was 1.33 percent and return on average shareholders’ equity was 17.24 percent for 2006. This compares with net income of $163.4 million or $1.36 per diluted share in 2005, return on average assets of 1.39 percent and return on average shareholders’ equity of 19.17 percent in 2005.

Net interest income on a tax equivalent basis decreased to $397.7 million for 2006 compared with $405.2 million for 2005. During 2006, total average interest bearing liabilities and interest rates paid on these liabilities increased over 2005, resulting in higher interest expense. Partially offsetting the increase in overall funding costs was an increase in average loan balances and an increase in yield on loans.

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

Average loans increased $624.8 million or 8.2 percent for the year ended December 31, 2006, while average investments securities declined $166.3 million or 5.0 percent over the same period in 2005. Interest income on loans increased $83.0 million for the year ended December 31, 2006 compared with the same period in 2005 due to an increase in average interest rates on loans to 6.59 percent in 2006 from 6.04 percent in 2005 and the increase in average loans. Interest on investment securities decreased $3.9 million for the twelve months in 2006 over the same period in 2005 mainly due to normal principal paydowns and reallocation of these funds to higher yielding loans and federal funds sold.

Average interest bearing liabilities for 2006 increased $443.4 million, or 5.0 percent from 2005. Average time deposits increased $440.5 million, or 19.0 percent due to some movement of lower yielding deposit accounts to time deposits as the yield on average time deposits increased 116 basis points from 2005, as well as new time deposit accounts from the nine de novo branches opened in 2006 as well as from existing branches. Average long-term borrowings increased $404.8 million, or 19.9 percent as management increased borrowings in long-term Federal Home Loan Bank advances or repurchase agreements due to higher short-term interest rates in 2006 and reduced short-term Federal Home Loan Bank advances, repurchase agreements and federal funds purchased. Average savings, NOW, and money market deposits decreased $270.0 million, or 6.7 percent for 2006 as compared to 2005 mainly due to a very competitive marketplace, as well as customer movement to higher yielding alternatives, such as certificates of deposit. During 2006, slow loan growth and natural attrition of the investment portfolio lessened the need for deposit growth or alternative funding sources.

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

Valley uses BOLI to help offset the rising cost of employee benefits. Valley acquired $5.1 million of BOLI in connection with the acquisition of Shrewsbury State Bank in March of 2005. BOLI income was $8.2 million and $7.1 million for the years ended December 31, 2006 and 2005, respectively. BOLI income is exempt from federal and state income taxes. The BOLI is invested primarily in mortgage-backed securities, U.S. Treasuries and high grade corporate securities, and the underlying portfolio is managed by two independent investment firms.

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

Non-interest expense totaled $250.3 million for the year ended December 31, 2006, an increase of $12.7 million, or 5.4 percent from 2005, mainly due to increases in salary expense, employee benefit expense, net occupancy and equipment expense, and advertising. Valley incurred additional expenses due to nine de novo branches opened in 2006, and the additional branch operations and personnel from the acquisitions of Shrewsbury Bancorp and NorCrown Bank during the first and second quarters of 2005, respectively. The largest component of non-interest expense is salary and employee benefit expense which totaled $138.4 million in 2006 compared with $132.2 million in 2005, an increase of $6.2 million or 4.7 percent.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(in thousands except for share data)
Assets
Cash and due from banks	$218,896	$236,354
Interest bearing deposits with banks	9,569	7,795
Federal funds sold	9,000	175,000
Investment securities:
Held to maturity, fair value of $548,353 at December 31, 2007 and $991,413 at December 31, 2006	556,113	1,009,415
Available for sale	1,606,410	1,769,981
Trading securities	722,577	4,655

Total investment securities	2,885,100	2,784,051

Loans held for sale, at fair value as of December 31, 2007	2,984	4,674

Loans	8,496,221	8,331,685
Less: Allowance for loan losses	(72,664)	(74,718)

Net loans	8,423,557	8,256,967

Premises and equipment, net	227,553	209,397
Bank owned life insurance	273,613	189,157
Accrued interest receivable	56,578	63,356
Due from customers on acceptances outstanding	8,875	9,798
Goodwill	179,835	181,497
Other intangible assets, net	24,712	29,858
Other assets	428,687	247,123

Total Assets	$12,748,959	$12,395,027

Liabilities
Deposits:
Non-interest bearing	$1,929,555	$1,996,237
Interest bearing:
Savings, NOW and money market	3,382,474	3,561,807
Time	2,778,975	2,929,607

Total deposits	8,091,004	8,487,651

Short-term borrowings	605,154	362,615
Long-term borrowings (includes fair value of $41,359 for a Federal Home Loan Bank advance at December 31, 2007)	2,801,195	2,278,728
Junior subordinated debentures issued to capital trust, at fair value as of December 31, 2007	163,233	206,186
Bank acceptances outstanding	8,875	9,798
Accrued expenses and other liabilities	130,438	100,459

Total Liabilities	11,799,899	11,445,437

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 181,796,274 shares; issued 122,510,719 shares at December 31, 2007 and 122,658,486 shares at December 31, 2006	43,185	41,212
Surplus	879,892	881,022
Retained earnings	104,225	97,639
Accumulated other comprehensive loss	(12,982)	(30,873)
Treasury stock, at cost (2,659,220 common shares at December 31, 2007 and 1,533,355 common shares at December 31, 2006)	(65,260)	(39,410)

Total Shareholders’ Equity	949,060	949,590

Total Liabilities and Shareholders’ Equity	$12,748,959	$12,395,027

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$560,066	$544,440	$461,443
Interest and dividends on investment securities:
Taxable	134,969	140,979	145,266
Tax-exempt	11,268	11,886	12,331
Dividends	8,002	5,896	4,800
Interest on federal funds sold and other short-term investments	10,702	4,170	1,244

Total interest income	725,007	707,371	625,084

Interest Expense
Interest on deposits:
Savings, NOW and money market	75,695	75,822	55,456
Time	134,674	112,654	67,601
Interest on short-term borrowings	17,645	18,211	16,516
Interest on long-term borrowings and junior subordinated debentures	115,308	109,563	87,086

Total interest expense	343,322	316,250	226,659

Net Interest Income	381,685	391,121	398,425
Provision for credit losses	11,875	9,270	4,340

Net Interest Income After Provision for Credit Losses	369,810	381,851	394,085

Non-Interest Income
Trust and investment services	7,381	7,108	6,487
Insurance premiums	10,711	11,074	11,719
Service charges on deposit accounts	26,803	23,242	22,382
Losses on securities transactions, net	(15,810)	(5,464)	(461)
Gains on trading securities, net	4,651	1,208	1,717
Fees from loan servicing	5,494	5,970	7,011
Gains on sales of loans, net	4,785	1,516	2,108
Gains on sales of assets, net	16,051	3,849	25
Bank owned life insurance	11,545	8,171	7,053
Other	14,669	15,390	15,692

Total non-interest income	86,280	72,064	73,733

Non-Interest Expense
Salary expense	116,389	109,775	105,988
Employee benefit expense	29,261	28,592	26,163
Net occupancy and equipment expense	49,570	46,078	41,694
Amortization of other intangible assets	7,491	8,687	8,797
Goodwill impairment	2,310	—	—
Professional and legal fees	5,110	8,878	9,378
Advertising	2,917	8,469	7,535
Other	38,116	39,861	38,036

Total non-interest expense	251,164	250,340	237,591

Income Before Income Taxes	204,926	203,575	230,227
Income tax expense	51,698	39,884	66,778

Net Income	$153,228	$163,691	$163,449

Earnings Per Common Share:
Basic	$1.27	$1.34	$1.36
Diluted	1.27	1.33	1.36
Cash Dividends Declared Per Common Share	0.83	0.81	0.79
Weighted Average Number of Common Shares Outstanding:
Basic	120,259,919	122,369,411	120,116,248
Diluted	120,616,056	122,868,646	120,560,222

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(in thousands)
Balance—December 31, 2004	114,438	$34,930	$437,659	$232,431	$(88)	$3,355	$(689)	$707,598
Comprehensive income:
Net income	—	—	—	163,449	—	—	—	163,449
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $15,997	—	—	—	—	—	(26,224)	—	—
Plus reclassification adjustment for losses included in net income, net of tax of $196	—	—	—	—	—	265	—	—
Net change in unrealized gains and losses on derivatives net of tax benefit of $1,913	—	—	—	—	—	(2,769)	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $923	—	—	—	—	—	1,337	—	—

Other comprehensive losses	—	—	—	—	—	(27,391)	—	(27,391)

Total comprehensive income	—	—	—	—	—	—	—	136,058
Cash dividends declared	—	—	—	(95,104)	—	—	—	(95,104)
Effect of stock incentive plan, net	288	7	1,074	(438)	—	—	4,707	5,350
Stock dividend	—	1,806	121,037	(123,006)	—	—	—	(163)
Acquisitions	8,305	2,559	180,469	—	—	—	—	183,028
Allocation of employee benefit plan shares	—	—	—	—	88	—	—	88
Fair value of stock options granted	—	—	1,175	—	—	—	—	1,175
Tax benefit from exercise of stock options	—	—	42	—	—	—	—	42
Purchase of treasury stock	(293)	—	—	—	—	—	(6,162)	(6,162)

Balance—December 31, 2005	122,738	39,302	741,456	177,332	—	(24,036)	(2,144)	931,910
Comprehensive income:
Net income	—	—	—	163,691	—	—	—	163,691
Other comprehensive gains, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $457	—	—	—	—	—	(225)	—	—
Less: reclassification adjustment for losses included in net income, net of tax of $1,983	—	—	—	—	—	3,481	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $214	—	—	—	—	—	310	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $1,010	—	—	—	—	—	1,463	—	—

Other comprehensive gains	—	—	—	—	—	5,029	—	5,029

Adoption of SFAS No. 158	—	—	—	—	—	(11,866)		(11,866)

Total comprehensive income	—	—	—	—	—	—	—	156,854
Cash dividends declared	—	—	—	(99,560)	—	—	—	(99,560)
Effect of stock incentive plan, net	348	(37)	(2,444)	(1,833)	—	—	10,503	6,189
Stock dividend	—	1,947	139,829	(141,991)	—	—	—	(215)
Fair value of stock options granted	—	—	2,154	—	—	—	—	2,154
Tax benefit from exercise of stock options	—	—	27	—	—	—	—	27
Purchase of treasury stock	(1,961)	—	—	—	—	—	(47,769)	(47,769)

Balance—December 31, 2006	121,125	$41,212	$881,022	$97,639	$—	$(30,873)	$(39,410)	$949,590

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Common Stock		Surplus	Retained Earnings	Unallocated Common Stock Held by Employee Benefit Plan	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
	(in thousands)
Balance—December 31, 2006	121,125	41,212	881,022	97,639	—	(30,873)	(39,410)	949,590
Cumulative effect from adoption of SFAS No. 159	—	—	—	(42,940)	—	—	—	(42,940)
Cumulative effect from adoption of EITF Issue No. 06-5	—	—	—	(319)	—	—	—	(319)

Balance—January 1, 2007	121,125	41,212	881,022	54,380	—	(30,873)	(39,410)	906,331
Comprehensive income:
Net income	—	—	—	153,228	—	—	—	153,228
Other comprehensive gains, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $5,043	—	—	—	—	—	9,150	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $6,731	—	—	—	—	—	9,079	—	—
Change in net actuarial loss, net of tax benefit of $573	—	—	—	—	—	474	—	—
Change in prior service cost, net of tax of $340	—	—	—	—	—	(812)	—	—

Other comprehensive gains	—	—	—	—	—	17,891	—	17,891

Total comprehensive income	—	—	—	—	—	—	—	171,119
Cash dividends declared	—	—	—	(100,325)	—	—	—	(100,325)
Effect of stock incentive plan, net	233	(30)	(687)	(3,058)	—	—	9,628	5,853
Stock dividend declared	—	—	(140,837)	—	—	—	—	(140,837)
Stock dividend paid	—	2,003	138,634	—	—	—	—	140,637
Fair value of stock options granted	—	—	1,637	—	—	—	—	1,637
Tax benefit from exercise of stock options	—	—	123	—	—	—	—	123
Purchase of treasury stock	(1,507)	—	—	—	—	—	(35,478)	(35,478)

Balance—December 31, 2007	119,851	$43,185	$879,892	$104,225	$—	$(12,982)	$(65,260)	$949,060

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$153,228	$163,691	$163,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,287	16,407	15,278
Amortization of compensation costs pursuant to long-term stock incentive plans	5,138	5,628	3,875
Provision for credit losses	11,875	9,270	4,340
Net amortization of premiums and accretion of discounts on securities	389	3,976	4,446
Amortization of other intangible assets	7,491	8,687	8,797
Net deferred income tax benefit	(20,338)	(17,873)	(12,958)
Tax benefit from exercise of stock options	123	27	42
Losses on securities transactions, net	15,810	5,464	461
Proceeds from sales of loans held for sale	286,299	31,503	23,549
Gains on loans held for sale, net	(4,785)	(1,516)	(2,108)
Originations of loans held for sale	(34,152)	(31,164)	(23,448)
Net change in trading securities	583,402	(447)	(1,694)
Gains on sales of assets, net	(16,051)	(3,849)	(25)
Change in fair value of junior subordinated debentures and a Federal Home Loan Bank advance carried at fair value	(2,748)	—	—
Net change in cash surrender value of bank owned life insurance	(11,545)	(8,171)	(7,053)
Net (increase) decrease in accrued interest receivable and other assets	(36,384)	24,714	(1,212)
Net increase (decrease) in accrued expenses and other liabilities	28,350	24,305	(59,671)

Net cash provided by operating activities	981,389	230,652	116,068

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,959	129,839	71,504
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	221,732	333,848	457,955
Purchases of investment securities available for sale	(1,006,987)	(196,762)	(651,860)
Purchases of investment securities held to maturity	(167,372)	(82,278)	(140,335)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	113,810	198,960	209,922
Net increase in loans made to customers	(435,166)	(211,675)	(503,477)
Proceeds from sales of assets	41,091	6,100	401
Purchases of assets	(58,482)	(45,090)	(27,643)
Purchases of bank owned life insurance, net of benefits received	(73,231)	1,803	—
Cash paid, net of cash and cash equivalents in acquisitions	—	1,217	93,018

Net cash (used in) provided by investing activities	(1,354,646)	135,962	(490,515)

Cash flows from financing activities:
Net (decrease) increase in deposits	(396,647)	(82,350)	182,458
Net increase (decrease) in short-term borrowings	242,539	(219,960)	65,001
Advances of long-term borrowings	1,185,000	884,735	800,000
Repayments of long-term borrowings	(666,036)	(645,391)	(479,290)
Redemption of junior subordinated debentures	(40,000)	—	—
Dividends paid to common shareholders	(99,956)	(99,251)	(92,837)
Purchases of common shares to treasury	(35,478)	(47,769)	(6,162)
Common stock issued, net of cancellations	2,151	2,476	1,951

Net cash provided by (used in) financing activities	191,573	(207,510)	471,121

Net (decrease) increase in cash and cash equivalents	(181,684)	159,104	96,674
Cash and cash equivalents at beginning of year	419,149	260,045	163,371

Cash and cash equivalents at end of year	$237,465	$419,149	$260,045

Supplemental disclosure of cash flow information:
Cash paid during the year for interest on deposits and borrowings	$347,964	$304,099	$216,684
Cash paid during the year for federal and state income taxes	59,208	64,358	90,964
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$820,532	$—	$—
Transfer of investment securities held to maturity to trading securities	498,949	—	—
Transfer of loans to loans held for sale	254,356	—	—

* Classification of items changed due to Valley’s election of the fair value option adoption of SFAS No. 159 at January 1, 2007.

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

The pending divesture of VNB’s broker-dealer subsidiary disclosed in Notes 2 and 3 was not accounted for in the accompanying audited financial statements as discontinued operations due to the immaterial nature of this subsidiary’s financial position and results of operations for the periods presented.

Valley issued a five percent stock dividend on May 25, 2007. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks, and federal funds sold.

VNB is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $30.4 million and $25.5 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trading securities are held at VNB as part of management’s asset/liability management strategies, as well as VNB’s broker-dealer subsidiary, Glen Rauch Securities, Inc. for resale to retail and institutional clients. These investment securities are classified as trading securities in the accompanying consolidated statements of financial condition and are recorded at fair value on an instrument by instrument basis. Interest on trading account securities is recorded in interest income. Unrealized holding gains and losses on such securities are included in earnings as a component of non-interest income in the accompanying consolidated statements of income. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and shown as a separate component of non-interest income.

Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets on the consolidated statements of financial condition. At December 31, 2007 and 2006, these securities totaled $125.4 million and $99.5 million, respectively.

Valley periodically evaluates whether any of its investment securities classified as held to maturity or available for sale are other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Valley evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the issuer, including factors such as industry and sector performance, changes in technology, operational and financial cash flow, the investment’s ability to recover in the near term if it has no stated maturity date and management’s intent and ability to hold the security until the value recovers.

Loans Held for Sale

Loans held for sale consist of residential mortgage loans and Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market and are carried at their estimated fair market value on an instrument by instrument basis under the provisions of SFAS Nos. 159 and 157 and changes in fair market value are recognized currently in earnings. Origination fees and costs related to loans held for sale are recognized as earned or incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

Loans and Loan Fees

Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Credit Losses

The allowance for credit losses (the “allowance”) is increased through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs on loans or unfunded letters of credit which are determined to be a loss, in accordance with established policies, when all efforts of collection have been exhausted.

The allowance is maintained at a level estimated to absorb credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and off balance sheet unfunded letters of credits. VNB’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include specific allowances for identified impaired loans, an allocated allowance for each portfolio segment and reserves based on general economic conditions and other qualitative risk factors.

VNB’s allocated allowance is calculated by applying loss factors to outstanding loans and unfunded letters of credit. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans or unfunded letter of credit affects the amount of the related allowance. Loss factors are based on VNB’s historical loss experience and may be adjusted for significant changes in current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance also contains reserves to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. Valley reviews goodwill annually to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value. If impairment is deemed to exist, an adjustment is posted to earnings in the current period for the difference between the fair value and the carrying amount.

Other Intangible Assets

Other intangible assets consist of loan servicing rights, core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment. If impairment is deemed to exist, an adjustment is posted to earnings in the current period for the difference between the fair value and the carrying amount.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values. The fair market value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized using the amortization method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted under SFAS No. 140, as amended by the provisions of SFAS No. 156. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value.

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

For incentive stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over the service period which is usually equal to the vesting period. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield, stock volatility, risk free interest rates, contractual term, employee turnover and expected exercise rates. The fair value of each option is expensed over its vesting period.

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

Effective January 1, 2007, Valley adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 14 or further analysis of Valley’s adoption of this standard as of January 1, 2007.

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Net income (in thousands)	$153,228	$163,691	$163,449

Basic weighted-average number of common shares outstanding	120,259,919	122,369,411	120,116,248
Plus: Common stock equivalents	356,137	499,235	443,974

Diluted weighted-average number of common shares outstanding	120,616,056	122,868,646	120,560,222

Earnings per common share:
Basic	$1.27	$1.34	$1.36
Diluted	$1.27	$1.33	$1.36

At December 31, 2007, 2006 and 2005 there were approximately 1.2 million, 1.1 million and 1.3 million, respectively, stock options not included as common stock equivalents because the exercise prices exceeded the average market value. Inclusion of these common stock equivalents would be anti-dilutive to the diluted earnings per common share calculation.

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

As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps to hedge variability in future cash flows caused by interest rates. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 clarifies when a servicer should separately recognize servicing assets and servicing liabilities and permits an entity to choose either the “Amortization Method” or “Fair Value Measurement Method” for subsequent measurement of each class of such assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Effective January 1, 2007, Valley adopted SFAS No. 156 and elected the amortization method, which also requires impairment testing at each reporting date, for the measurement of its loan servicing rights. Valley’s application of SFAS No. 156 did not have a significant impact on its financial condition or results of operations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valley’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Valley’s adoption of SFAS No. 157 at Note 3 and at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 and within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements. Effective January 1, 2007, Valley elected to adopt SFAS No. 159 and 157. For those items that Valley chose to apply the fair value option as of January 1, 2007, the effect of the re-measurement to fair value was reported as a $42.9 million cumulative effect adjustment, net of tax, reducing the opening balance of retained earnings for the first quarter of 2007. See further discussion and analysis of Valley’s adoption of this standard at Notes 3, 4 and 12 and at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on Valley’s accounting for business combination on or after such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB Statement No. 51” This standard amends the guidance in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective on January 1, 2009 and is not expected to have a significant impact on Valley’s statement of condition or results of operations.

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

On April 4, 2006, Masters Coverage Corp., a wholly-owned subsidiary of VNB, acquired RISC, Inc., an independent insurance agency. RISC, Inc. is an all-line wholesale insurance agency offering property and casualty, life and health insurance. The purchase was a cash acquisition totaling $1.2 million with subsequent potential earn-out payments over a five year period. The transaction generated approximately $820 thousand in goodwill and $380 thousand in other intangible assets. Other intangible assets consist of customer lists and covenants not to compete with a weighted average amortization period of six years.

Pro forma results of operations for RISC, Inc. for the years ended December 31, 2006 and 2005 are excluded as the acquisition did not have a material impact on Valley’s financial statements.

Recent Developments

On January 31, 2008, Valley entered into an agreement to sell its wholly owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for a total of approximately $1.9 million, consisting of cash and a note payable. At December 31, 2007, the broker-dealer subsidiary had $4.0 million in total assets. The transaction, subject to regulatory approval, is expected to close during the first quarter of 2008. The transaction did not materially impact Valley’s financial position or results of operations in 2007 and 2008, and has not been presented as discontinued operations on the accompanying audited consolidated financial statements.

FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)

Effective January 1, 2007, Valley elected early adoption of SFAS No. 159 and 157. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value will expand the transparency of risk management activities and eliminate or reduce the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods were used by management to identify and select existing financial assets and liabilities at January 1, 2007 for the fair value option measurement under SFAS No. 159. The selection methods include multiple criteria specific to each financial instrument. The criteria used in identifying each financial instrument selected for fair value are also discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain financial assets and liabilities with the same classifications as the individual instruments listed below were not selected for fair value measurement because they did not qualify under the identification criteria used by management.

Investment securities.    Management identified and elected to fair value 62 existing investment securities categorized as held to maturity and 95 investment securities categorized as available for sale. At January 1, 2007, the total securities selected had a net carrying value of $1.3 billion with a weighted average coupon of 5.15 percent and an estimated duration of over 3.0 years. In determining which investment securities would be appropriate for the fair value option, management reviewed the unamortized premium or discount, interest rate, expected duration, origination date, maturity date, call date and issuer for every held to maturity and available for sale investment security in its investment portfolio at January 1, 2007. In management’s determination, the 157 individual financial instruments selected for fair value measurement have earnings volatility risk (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fluctuation in the yield and expected total return of each financial instrument), prepayment risk, extension risk (the risk of a financial instrument’s duration lengthening due to the deceleration of prepayments), and market value risk, which exceed the expected return of the investment. As a result of applying the criteria above, a majority of the securities selected had unrealized losses, however, this was not a criteria for selection. Management believes that the adoption of the fair value measurement option will allow for better matching of the economics of these instruments to potential asset/liability management strategies. Upon management’s fair value election, these securities were immediately transferred to trading securities.

During the first quarter of 2007, management worked closely with its advisor in the derivatives market, at a considerable cost, to construct a hedging strategy for the trading securities portfolio. As a result of this evaluation process, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion in April 2007. The purpose of the derivative transactions was to offset volatility in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. However, the derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the inability to accurately forecast the financial market’s forward expectations of interest rate movements and the unanticipated expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The ineffectiveness and ultimately, the termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in gains on trading securities, net during the second quarter of 2007 and the year ended December 31, 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115 during the second quarter of 2007.

As of December 31, 2007, the trading securities portfolio totaled $722.6 million (see the trading securities table at Note 4). Management elected to maintain a trading securities portfolio, in addition to the trading securities portfolio used to fund customer transactions at Valley’s broker-dealer subsidiary, as part of its on-going asset/liability management strategies. This was evidenced by the fact that during the period ended December 31, 2007, Valley purchased approximately $3 billion of trading securities, significantly expanding its use of the fair value option on its balance sheet. Since Valley’s adoption of SFAS No. 159, investment securities classified as held to maturity have declined $47.8 million to $556.1 million at December 31, 2007. During this same period, investment securities classified as available for sale increased $550.7 million to $1.6 billion at December 31, 2007 mainly due to management’s decision (subject to the changes in market related credit and liquidity variables) in the fourth quarter of 2007 to purchase certain mortgage-backed securities matched with the addition of fixed rate Federal Home Loan Bank advances.

Loans.    Management identified 1,940 existing 15 year fixed rate conforming residential mortgage loans held for investment with a net carrying value of $254.4 million, a weighted average coupon of 4.96 percent and an estimated duration over 3.0 years, which were highly dependent on the movement of interest rates and prepayment speeds. In determining which residential mortgages would be appropriate for the fair value option, management reviewed the entire fixed rate 15-year and 30-year residential loan portfolio. For every loan, management reviewed the prevailing interest rate, origination date, maturity date and expected duration. In addition, management selected high credit quality loans to reduce future changes in market value due to fluctuations in each loan’s non-performance risk. In making the final determination as to which financial instruments met management’s objectives and intent for early adopting SFAS No. 159, management compared the expected return of each residential loan within the aforementioned portfolio versus the potential extension risk, market valuation risk, earnings volatility, and likely change in non-performance risk. As a result of applying the criteria above, a majority of the mortgage loans selected had unrealized losses, however, this was not a criteria for selection. In management’s determination, the 1,940 financial instruments selected for fair value have earnings volatility risk, extension risk, and market value risk which exceed the expected long-term return on each loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon management’s fair value election for these mortgage loans, management evaluated several hedging strategies in conjunction with a third party advisor in the derivatives market (who also helped construct a hedging strategy for the trading securities portfolio) to assess the opportunity to hedge the market value risk of these mortgage loans. Changing market conditions and the challenges of hedging these instruments effectively were determined to be a significant obstacle in executing management’s strategy. As a result, management elected to sell the majority of these mortgage loans as it was determined the unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market, partly related to sub-prime and Alt-A loan activity, would be difficult to hedge effectively through the use of derivative financial instruments or other means. Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. Management elects to carry its new residential mortgage originations, on an instrument by instrument basis, at cost (in the loan portfolio) or at fair value (in loans held for sale) based upon, among other factors, the current interest rate environment, matching of interest earning assets and interest bearing liabilities, as well as managing the liquidity needs of Valley’s balance sheet.

Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. From April 1, 2007 to December 31, 2007, Valley originated, exclusive of loan purchases, 15 year fixed rate conforming residential mortgage loans totaling $11.5 million. Valley elected to fair value $4.9 million, or 42.4 percent of the $11.5 million mortgages during the year ended December 31, 2007 primarily based upon its acceptable risk tolerance levels for the loan portfolio at the time of each loan origination. Valley also performed an instrument by instrument analysis of the other residential mortgage originations during this period and, as a result, elected to fair value and an additional $25.2 million of the mortgages originations during the nine months ended December 31, 2007.

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

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years. At December 31, 2007, the Federal Home Loan Bank advance had a fair value of approximately $41.4 million.

Junior subordinated debentures issued to capital trust:    Management designated for fair value Valley’s junior subordinated debentures with a total principal balance of $206.2 million at an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for the debentures, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date and call date. Management believes that fair value measurement of instruments with such call features provides the users of Valley’s financial statements with a clearer view of the impact of current market conditions on the value of the debt. Such information is used by management in its asset/liability management process to evaluate actions with respect to these instruments. Additionally, these instruments provided a potential economic hedge for loans carried at fair value as management evaluated other options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 25, 2007 and October 29, 2007, Valley redeemed a total of $41.2 million, or 20 percent, of the original $206.2 million contractual principal balance of the junior subordinated debentures issued to capital trust. Management’s decision to partially redeem the outstanding debentures during 2007 was done, in part, to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

At January 1, 2007, Valley’s election of the fair value option for the financial assets and liabilities increased Valley’s net deferred tax assets by approximately $7.4 million.

The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 1 for further information on the fair value hierarchy) as reported on the consolidated statements of financial condition at December 31, 2007. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,606,410	$—	$1,606,410	$—
Trading securities	722,577	—	722,577	—
Loans held for sale (1)	2,984	—	2,984	—

Total assets	$2,331,971	$—	$2,331,971	$—

Liabilities:
Long-term borrowings (2)	$41,359	$—	$41,359	$—
Junior subordinated debentures issued to capital trusts (3)	163,233	—	163,233	—

Total liabilities (4)	$204,592	$—	$204,592	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $2.9 million at December 31, 2007.
(2)	Represents the fair value of one fixed rate Federal Home Loan Bank advance with a $40.0 million contractual unpaid principal obligation and included in long-term borrowings at December 31, 2007.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $164.9 million at December 31, 2007.
(4)	Excludes one fair value hedge reported at fair value due to its immaterial nature to the consolidated statements of financial condition. See further analysis of this derivative instrument at Note 16.

The following valuation techniques were used to measure fair value of financial instruments in the table above on a recurring basis during the year ended December 31, 2007. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities:    Fair value was estimated using a market approach. Valley’s investment securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities. The disruption in the fixed income markets, which has worsened throughout 2007, increased the use of matrix pricing, a Level 2 input as defined by SFAS No. 157, by third party providers.

Loans held for sale:    For these residential mortgage loans, the fair value is determined using a market approach that includes significant other observable inputs (Level 2 inputs as defined by SFAS No. 157). The Level 2 fair values were estimated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale on an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated where required to calculate the fair value of each tranche. Non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans during the year ended December 31, 2007 based on the short duration these assets were held, and the high credit quality resulting from the application of Valley’s stringent credit standards.

Long-term borrowings:    Valley estimates the fair value of the Federal Home Loan Bank advance using quoted prices for a new Federal Home Loan Bank advance with the same risk characteristics. These Level 2 current prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the quoted prices used in the fair value measurement of the Federal Home Loan Bank advances carried at fair value during the year ended December 31, 2007, partially due to a blanket pledge agreement which assigns qualifying residential mortgage loans as collateral for the advances.

Junior subordinated debentures issued to capital trusts:    The Level 2 fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical terms (see details at Note 12) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the year ended December 31, 2007.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 require certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets and other long-lived assets, to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income.

In accordance with the provisions of SFAS No. 142, goodwill allocated to our Wealth Management reporting unit with a carrying amount of $20.5 million was written down to its implied fair value of $18.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, resulting in an impairment charge of $2.3 million ($1.5 million after-taxes), which was included in earnings for the year ended December 31, 2007. The impairment was taken during the fourth quarter of 2007 due to Valley’s decision to sell its unprofitable broker-dealer subsidiary, Glen Rauch Securities, Inc. Note 9 to this report should be read in conjunction with the following description of valuation techniques used to measure the fair value of goodwill.

Management measures the fair value of goodwill allocated to each of its business segments, or reporting units (one level below the operating segment level) based on significant unobservable inputs, or level 3 inputs within the fair value hierarchy of SFAS No. 157 (see Note 1 for a complete description of the fair value hierarchy). In determining the appropriate fair value methods to be utilized, Valley attempts to make use of broad market-based valuation techniques consistently employed by market participants in the purchase of financial instruments. Valley generally employs two valuation techniques, (1) present value or income approach and (2) multiples of earnings or market approach, as permitted under SFAS No. 142, as amended by SFAS No. 157. In performing its analyses, management makes numerous assumptions with respect to industry performance, business, economic and market conditions and various other matters, many of which cannot be predicted and are beyond the control of Valley. Accordingly, the analysis and estimates are inherently subject to substantial uncertainty.

The present value or income approach fair value methodologies are time value adjustment techniques used to ascertain the worth in today’s dollars of all future cash flows expected to be received. Valley utilized the dividend discount model and discounted cash flow approaches to determine the fair value of goodwill allocated to each reporting unit. These inputs to fair valuation are categorized as level 3 inputs. The majority of inputs reflect management’s assumptions about the estimates market participants would use in pricing the business segment or reporting unit. The multiple of earnings or similar performance measure approaches utilize relevant multiples of comparable entities within the industry and applies the average performance of each multiple to the actual results of the reporting entity. These inputs to valuation are categorized as level 2 inputs. The level 2 variables are inputs other than quoted prices that are observable for the financial instrument.

Management uses an equal weighting of each fair value method described above in determining the estimated fair value of goodwill allocated to each business segment or reporting unit. Management believes it is prudent to incorporate multiple techniques to ascertain a fair value as certain methods have inherent limitations in specific interest rate and economic environments. With the exception of the $2.3 million goodwill impairment charge to the Wealth Management reporting unit, there were no other impairment charges incurred by Valley during the year ended December 31, 2007.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2007, 2006 and 2005:

Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Gains (Losses) on Change in Fair Value Years ended December 31,
		2007	2006	2005
Assets:	Non-Interest Income:	(in thousands)
Available for sale securities	Losses on securities transactions, net (1)	$(17,949)	$(4,722)	$(835)
Trading securities	Gains on trading securities, net (2)	4,651	1,208	1,717
Loans held for sale	Gains on loans held for sale, net (3)	4,378	—	—

Liabilities:	Non-Interest Expense:
Long-term borrowings	Other non-interest expense (4)	(1,359)	—	—
Junior subordinated debentures issued to capital trusts	Other non-interest expense	4,107	—	—

		$(6,172)	$(3,514)	$882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	These losses represent other-than-temporary impairment charges on available for sale securities which were recognized within the gains (losses) on securities transactions, net category on the consolidated statements of income.
(2)	For the year ended December 31, 2007, the gains on change in fair value of trading securities include $4.3 million in gains on the change in fair value of interest rate derivative transactions entered into and terminated during the second quarter of 2007.
(3)	For the year ended December 31, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of SFAS No. 159). At December 31, 2007, all loans held for sale were carried at fair value.
(4)	For the year ended December 31, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the year ended December 31, 2007.

Below is management’s estimate of the fair value of financial instruments which were carried on the consolidated financial statements at cost, and not measured or recorded at fair value on a recurring basis, unless noted otherwise.

The fair value estimates below made at December 31, 2007 and 2006 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments in the table below:

Cash and due from banks, interest bearing deposits with banks and fed funds sold: The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity:    Fair values are based on quoted market prices.

Loans held for sale (carried at fair value as of December 31, 2007):    Fair values are based on Federal Home Loan Mortgage Corporation or Federal National Mortgage Association quoted market prices.

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

Federal Reserve Bank and Federal Home Loan Bank stock:    The redeemable carrying amount of these securities with limited marketability approximates their fair value. These securities are recorded in other assets on the consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposit liabilities:    Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings:    The fair value is estimated by obtaining quoted market prices of the identical or similar financial instruments when available. The fair value of other long-term borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Junior subordinated debentures issued to capital trust, carried at fair value as of December 31, 2007:    The fair value is estimated using the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange.

The carrying amounts and estimated fair values of financial instruments which were carried on the consolidated financial statements at cost and not measured or recorded at fair value on a recurring basis, unless noted otherwise, were as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$218,896	$218,896	$236,354	$236,354
Interest bearing deposit with banks	9,569	9,569	7,795	7,795
Federal funds sold	9,000	9,000	175,000	175,000
Investment securities held to maturity	556,113	548,353	1,009,415	991,413
Loans held for sale, carried at fair value as of December 31, 2007	2,984	2,984	4,674	4,675
Net loans	8,423,557	8,516,959	8,256,967	8,236,486
Accrued interest receivable	56,578	56,578	63,356	63,356
Federal Reserve Bank and Federal Home Loan Bank stock	125,435	125,435	99,470	99,470

Financial liabilities:
Deposits without stated maturities	5,312,029	5,312,029	5,558,044	5,558,044
Deposits with stated maturities	2,778,975	2,796,704	2,929,607	2,945,384
Short-term borrowings	605,154	599,041	362,615	352,904
Long-term borrowings (carrying amount includes fair value of $41,359 for a Federal Home Loan Bank advance at December 31, 2007)	2,801,195	2,864,997	2,278,728	2,241,083
Junior subordinated debentures issued to capital trust, carried at fair value as of December 31, 2007	163,233	163,233	206,186	202,384
Accrued interest payable	29,701	29,701	34,343	34,343

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES (Note 4)

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2007 and 2006 were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S Treasury securities and other government agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	230,201	2,159	(150)	232,210
Mortgage-backed securities	52,073	14	(823)	51,264
Corporate and other debt securities	273,839	2,124	(11,084)	264,879

Total investment securities held to maturity	$556,113	$4,297	$(12,057)	$548,353

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S Treasury securities and other government agencies	$10,009	$—	$(181)	$9,828
Obligations of states and political subdivisions	233,592	2,051	(626)	235,017
Mortgage-backed securities	342,798	20	(12,427)	330,391
Corporate and other debt securities	423,016	3,179	(10,018)	416,177

Total investment securities held to maturity	$1,009,415	$5,250	$(23,252)	$991,413

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2007 were as follows:

	December 31, 2007
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$2,818	$(10)	$20,242	$(140)	$23,060	$(150)
Mortgage-backed securities	10,991	(3)	28,550	(820)	39,541	(823)
Corporate and other debt securities	102,676	(6,692)	40,072	(4,392)	142,748	(11,084)

Total	$116,485	$(6,705)	$88,864	$(5,352)	$205,349	$(12,057)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2007 was 67. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions, while unrealized losses reported in corporate and other debt securities consist of trust preferred securities. Management does not believe that any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the previous table for a time necessary to recover the unamortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $498.9 million in investment securities held to maturity transferred to trading securities on January 1, 2007 included $214.5 million in trust preferred securities issued by other financial institutions that were callable or contained call option provisions that occurred by June 30, 2007. As of December 31, 2007, $145.5 million of the original $214.5 million in trust preferred securities transferred to trading securities had been called for early redemption, which resulted in trading losses of $228 thousand for the year ended December 31, 2007. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 1 and 3.

As of December 31, 2007, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $55 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2007, are set forth in the following table:

	December 31, 2007
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$55,350	$55,381
Due after one year through five years	53,824	54,359
Due after five years through ten years	91,354	92,452
Due after ten years	303,512	294,897
Mortgage-backed securities	52,073	51,264

Total investment securities held to maturity	$556,113	$548,353

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities held to maturity was 6.7 years at December 31, 2007 and 5.1 years at December 31, 2006.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2007 and 2006 were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$330,312	$1,112	$(205)	$331,219
Obligations of states and political subdivisions	42,840	992	(4)	43,828
Mortgage-backed securities	1,049,012	7,711	(7,127)	1,049,596
Corporate and other debt securities	88,266	1,009	(3,987)	85,288
Equity securities	97,401	554	(1,476)	96,479

Total investment securities available for sale	$1,607,831	$11,378	$(12,799)	$1,606,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$407,730	$6	$(6,955)	$400,781
Obligations of states and political subdivisions	46,765	1,105	(18)	47,852
Mortgage-backed securities	1,282,520	1,859	(27,742)	1,256,637
Corporate and other debt securities	27,132	33	(197)	26,968
Equity securities	37,258	905	(420)	37,743

Total investment securities available for sale	$1,801,405	$3,908	$(35,332)	$1,769,981

The age of unrealized losses and fair value of related securities available for sale at December 31, 2007 were as follows:

	December 31, 2007
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and other government agencies	$—	$—	$58,785	$(205)	$58,785	$(205)
Obligations of states and political subdivisions	—	—	856	(4)	856	(4)
Mortgage-backed securities	146,811	(1,760)	181,872	(5,367)	328,683	(7,127)
Corporate and other debt securities	49,204	(3,137)	9,075	(850)	58,279	(3,987)
Equity securities	12,090	(1,351)	5,290	(125)	17,380	(1,476)

Total	$208,105	$(6,248)	$255,878	$(6,551)	$463,983	$(12,799)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position was 168 at December 31, 2007 compared to 335 at December 31, 2006. The unrealized losses for the U.S. Treasury securities and other government agencies are on notes issued by FNMA and FHLMC and the unrealized losses for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. The unrealized losses for corporate and other debt securities relate mainly to corporate notes. The unrealized losses for equity securities are mainly comprised of preferred stock issued by FHLMC and FNMA and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors.

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

As of December 31, 2007, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $1.2 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of investments in debt securities available for sale at December 31, 2007, are set forth in the following table:

	December 31, 2007
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$43,199	$43,027
Due after one year through five years	151,547	153,129
Due after five years through ten years	85,450	85,489
Due after ten years	181,222	178,690
Mortgage-backed securities	1,049,012	1,049,596
Equity securities	97,401	96,479

Total investment securities available for sale	$1,607,831	$1,606,410

Actual maturities on debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining life for mortgage-backed securities available for sale at December 31, 2007 and 2006 was 9.0 years and 4.9 years, respectively.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Sales transactions:
Gross gains	$2,171	$1,604	$2,679
Gross losses	(123)	—	(2,305)

	$2,048	$1,604	$374

Maturities and other securities transactions:
Gross gains	$91	$260	$—
Gross losses	—	(2,606)	—
Other-than-temporary impairment on securities	(17,949)	(4,722)	(835)

	$(17,858)	$(7,068)	$(835)

Losses on securities transactions, net	$(15,810)	$(5,464)	$(461)

In the fourth quarter of 2007, Valley recognized an other-than-temporary impairment charge of $17.9 million on FHLMC and on FNMA government sponsored, investment grade perpetual callable preferred securities. The charge was recorded on 8 perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charge) of $81.7 million. In 2006, Valley recognized a $4.0 million impairment loss primarily due to its decision to sell approximately $132.0 million of investment securities in the fourth quarter. Management determined that the sale of such securities does not change its intent and ability to hold the remaining investment securities available for sale until recovery of their unamortized cost. In 2007, 2006 and 2005, impairment losses totaling $17.9 million, $739 thousand and $835 thousand, respectively, related to equity securities in which management believes their market prices will not recover in the foreseeable future due to current market conditions and other factors. The adjusted cost basis and fair value of the equity securities impaired during 2007 were both $63.7 million at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, net losses on securities transactions includes gross gains and losses totaling $155 thousand and $2.3 million, respectively, due to the redemption of certain trust preferred securities in the held to maturity portfolio prior to their scheduled maturity date. These gross gains and losses on held to maturity securities are included in the gross gains (losses) realized on maturities and other securities transactions table above. There were no such gross gains and losses on held to maturity securities during the year ended December 31, 2007.

Trading Securities

The fair value of trading securities at December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
U.S. Treasury securities and other government agencies	$224,945	$—
Obligations of states and political subdivisions	2,803	4,655
Mortgage-backed securities	28,959	—
Corporate and other debt securities	465,870	—

Total trading securities	$722,577	$4,655

Interest income on trading securities totaled $52.8 million, $163.0 thousand, and $105.1 thousand for years ended December 31, 2007, 2006 and 2005, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2007 and 2006 was as follows:

	2007	2006
	(in thousands)
Commercial	$1,563,150	$1,466,862

Total commercial loans	1,563,150	1,466,862

Construction	402,806	526,318
Residential mortgage	2,063,242	2,106,306
Commercial mortgage	2,370,345	2,309,217

Total mortgage loans	4,836,393	4,941,841

Home equity	554,830	571,138
Credit card	10,077	8,764
Automobile	1,447,838	1,238,145
Other consumer	83,933	104,935

Total consumer loans	2,096,678	1,922,982

	$8,496,221	$8,331,685

Total loans are net of unearned discount and deferred loan fees totaling $3.5 million and $5.1 million, at December 31, 2007 and 2006, respectively.

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2007, adjusted for changes in directors, executive officers and their affiliates:

2007
(in thousands)
Outstanding at beginning of year	$120,686
New loans and advances	35,953
Repayments	(91,539)

Outstanding at end of year	$65,100

All loans to related parties are performing as of December 31, 2007.

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Loans past due in excess of 90 days and still accruing	$8,462	$3,775

Non-accrual loans	$30,623	$27,244
Other real estate owned	609	779
Other repossessed assets	1,466	844

Total non-performing assets	$32,698	$28,867

Troubled debt restructured loans	$8,363	$713

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.8 million, $2.1 million and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $45 thousand, $498 thousand and $21 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $28.9 million and $2.6 million, respectively, at December 31, 2007 and $20.1 million and $5.1 million, respectively, at December 31, 2006. The average balance of impaired loans during 2007, 2006 and 2005 was approximately $23.8 million, $20.7 million and $20.2 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $1.3 million for 2007, $1.2 million for 2006, and $1.4 million for 2005. Interest was not collected on these impaired loans during these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLOWANCE FOR CREDIT LOSSES (Note 6)

Transactions recorded in the allowance for credit losses during the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$74,718	$75,188
Provision for credit losses	11,875	9,270

Less net loan charge-offs:
Loans charged-off	(15,135)	(12,088)
Less recoveries on loan charge-offs	3,477	2,348

Net loan charge-offs	(11,658)	(9,740)

Balance at end of year	$74,935	$74,718

Components:
Allowance for loan losses	72,664	74,718
Reserve for unfunded letters of credit*	2,271	—

Allowance for credit losses	$74,935	$74,718

*	On January 1, 2007 Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2007 and 2006, premises and equipment, net consisted of:

	2007	2006
	(in thousands)
Land	$51,481	$51,945
Buildings	157,058	140,491
Leasehold improvements	41,514	36,818
Furniture and equipment	143,309	137,080

	393,362	366,334
Accumulated depreciation and amortization	(165,809)	(156,937)

Total premises and equipment, net	$227,553	$209,397

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $15.3 million, $16.2 million and $14.8 million, respectively.

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of VNB, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by VNB. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.3 billion, $1.2 billion and $1.4 billion at December 31, 2007, 2006 and 2005, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

VNB is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by VNB. VNB serviced a total of $52.6 million, $75.0 million and $87.7 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SBA loans at December 31, 2007, 2006 and 2005, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions. See Note 1 of the consolidated financial statements for additional information.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$13,810	$17,809	$22,902
Purchase and origination of loan servicing rights	2,345	709	744
Amortization expense	(3,964)	(4,708)	(5,837)

Balance at end of year	$12,191	$13,810	$17,809

Based on current market conditions, amortization expense related to the mortgage servicing rights at December 31, 2007 is expected to aggregate approximately $10.2 million through 2012. For the years ended December 31, 2007, 2006, and 2005 there was no impairment charged to earnings for loan servicing rights.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

The changes in the carrying amount of goodwill as allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2005	$18,255	$54,537	$57,020	$50,086	$179,898
Goodwill from business combinations	1,599	—	—	—	1,599

Balance at December 31, 2006	19,854	54,537	57,020	50,086	181,497
Goodwill from business combinations	648	—	—	—	648
Goodwill impairment	(2,310)	—	—	—	(2,310)

Balance at December 31, 2007	$18,192	$54,537	$57,020	$50,086	$179,835

*	Valley’s Wealth Management Division comprised of trust, broker-dealer, asset management, and insurance services, is included in the consumer lending segment for financial reporting purposes.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment loss due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. The sale transaction, pending regulatory approval, is expected to close in the first quarter of 2008. See Note 2 and 3 for further details on this transaction. No impairment losses on goodwill or other intangibles were incurred in the years ended December 31, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other intangible assets as of December 31, 2007 and 2006:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2007
Loan servicing rights	$68,827	$(56,636)	$12,191
Core deposits	30,701	(19,977)	10,724
Other	6,395	(4,598)	1,797

Total other intangible assets	$105,923	$(81,211)	$24,712

December 31, 2006
Loan servicing rights	$75,941	$(62,131)	$13,810
Core deposits	31,333	(18,023)	13,310
Other	6,395	(3,657)	2,738

Total other intangible assets	$113,669	$(83,811)	$29,858

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions (See Notes 1 and 8 above). Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The “Other” category consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $7.5 million, $8.7 million, and $8.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following presents the estimated amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2008	$3,252	$2,303	$284
2009	2,553	2,013	267
2010	1,923	1,739	266
2011	1,454	1,464	234
2012	985	1,190	217
Thereafter	2,024	2,015	529

Total	$12,191	$10,724	$1,797

DEPOSITS (Note 10)

Included in time deposits at December 31, 2007 and 2006 are certificates of deposit over $100 thousand of $1.1 billion and $1.3 billion, respectively.

Interest expense on time deposits of $100 thousand or more totaled approximately $57.8 million, $54.8 million and $31.3 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of time deposits as of December 31, 2007 are as follows:

(in thousands)
2008	$2,315,691
2009	179,729
2010	48,625
2011	129,227
2012	85,292
Thereafter	20,411

Total time deposits	$2,778,975

Deposits from certain directors, executive officers and their affiliates totaled $71.3 million at December 31, 2007.

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(in thousands)
Securities sold under agreements to repurchase	$394,512	$355,823
FHLB advances	100,000	—
Federal funds purchased	80,000	—
Treasury tax and loan	30,642	6,792

Total short-term borrowings	$605,154	$362,615

The weighted average interest rate for short-term borrowings at December 31, 2007 and 2006 was 3.36 percent and 4.27 percent, respectively.

At December 31, 2007 and 2006, long-term borrowings consisted of the following:

	2007	2006
	(in thousands)
FHLB advances	$2,039,444	$1,550,626
Securities sold under agreements to repurchase	655,000	621,000
Subordinated debt	100,000	100,000
Other	6,751	7,102

Total long-term borrowings	$2,801,195	$2,278,728

The FHLB advances included in long-term debt had a weighted average interest rate of 4.31 percent at December 31, 2007 and 4.42 percent at December 31, 2006. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $69.9 million, $64.4 million, and $44.3 million was recorded on FHLB advances during the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FHLB advances are scheduled for repayment as follows:

(in thousands)
2008	$27,399
2009	2,041
2010	52,004
2011	122,000
2012	53,000
Thereafter	1,783,000

Total long-term FHLB advances	$2,039,444

The securities sold under repurchase agreements to FHLB and other counterparties included in long-term debt totaled $655.0 million and $621.0 million at December 31, 2007 and 2006, respectively. The weighted average interest rate for this debt was 4.26 percent and 4.01 percent at December 31, 2007 and 2006, respectively. Interest expense of $26.6 million, $26.3 million, and $24.5 million was recorded during the years ended December 31, 2007, 2006 and 2005, respectively. The schedule for repayment is as follows:

(in thousands)
2008	$66,000
2009	34,000
2010	—
2011	85,000
2012	—
Thereafter	470,000

Total long-term securities sold under agreements to repurchase	$655,000

On July 13, 2005, VNB issued $100 million 5.0% subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes will be payable semi-annually in arrears at an annual rate of 5.0% on January 15 and July 15 of each year.

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.4 billion at both December 31, 2007 and 2006.

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to the Trust at fair value under SFAS No. 159. Management selected the debentures for fair value measurement due to their earnings volatility, economic price and market value risk and the potential opportunity for management to mitigate such risks through applying certain risk management strategies in the future. The initial fair value measurement of the junior subordinated debentures issued to the Trust resulted in a $5.3 million reduction in retained earnings at January 1, 2007. This transition adjustment to retained earnings includes a gross market value adjustment of $2.4 million and unamortized debt issuance costs of $5.7 million, net of taxes totaling $2.8 million. See further discussion and analysis of Valley’s adoption of SFAS No. 159 at Notes 1 and 3 to the consolidated financial statements and at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year-ended December 31, 2007, other expense includes a pre-tax gain of $4.1 million for the change in fair value of the junior subordinated debentures issued to the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of December 31, 2007 and 2006:

	VNB Capital Trust I
	2007	2006
	($ in thousands)
Junior Subordinated Debentures:
Carrying Value (1)	$163,233	$206,186
Contractual Principal balance	$164,948	$206,186
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Call date: November 7, 2006

Trust Preferred Securities:
Face value	$160,000	$200,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates (2): Quarterly
(1) Carried at fair value on consolidated statements of financial condition at December 31, 2007 (2) All cash distributions are cumulative.

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

On both June 25, 2007 and October 29, 2007, Valley redeemed $20.6 million (a total of $41.2 million), or 10 percent, of the original $206.2 million contractual principal face amount of the junior subordinated debentures and 800,000 of the trust preferred securities and 24,742 of the common securities issued by the Trust.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at December 31, 2007 and 2006. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2007 and 2006, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

BENEFIT PLANS (Note 13)

Pension Plan

VNB has a non-contributory defined benefit plan (“qualified plan”) covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation as defined. It is VNB’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, VNB has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

On December 31, 2006, Valley adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106, and 132R.” This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the qualified and non-qualified plans at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$74,476	$67,659
Service cost	4,393	4,281
Interest cost	4,383	3,943
Plan amendments	—	3,711
Actuarial loss (gain)	56	(2,496)
Benefits paid	(2,453)	(2,622)

Projected benefit obligation at end of year	$80,855	$74,476

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$63,211	$55,542
Actual return on plan assets	3,813	5,186
Employer contributions	5,105	5,105
Benefits paid	(2,453)	(2,622)

Fair value of plan assets at end of year*	$69,676	$63,211

Funded Status	$(11,179)	$(11,265)

Accrued liability recognized	$(11,179)	$(11,265)

Accumulated benefit obligation at end of year	$70,751	$65,006

* The fair value of the investment securities held as plan assets are primarily based on quoted prices in active markets for identical assets (Level 1 under the fair value hierarchy of SFAS No. 157).

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of net periodic pension expense of Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $362 thousand of the net actuarial loss and $546 thousand of prior service cost reported in the following table as of December 31, 2007 as a component of net periodic pension expense during 2008.

	2007	2006
	(in thousands)
Net actuarial loss	$13,083	$11,738
Prior service cost	3,695	4,241
Deferred tax benefit	(7,039)	(6,711)

Total	$9,739	$9,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VNB’s non-qualified plan has an accumulated benefit obligation in excess of plan assets as follows:

	2007	2006
	(in thousands)
Projected benefit obligation	$8,949	$8,929
Accumulated benefit obligation	8,579	8,572
Fair value of plan assets	—	—

In determining rate assumptions, VNB looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2007 and 2006 were:

	2007	2006
Discount rate	6.00%	6.00%
Future compensation increase rate	3.75	3.75

Components of net periodic pension expense for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Service cost	$4,393	$4,281	$3,694
Interest cost	4,383	3,943	3,519
Expected return on plan assets	(5,370)	(4,837)	(4,251)
Recognized prior service cost	546	445	122
Recognized actuarial loss	268	369	276

Total net periodic pension expense	$4,220	$4,201	$3,360

Estimated future benefit payments, including future benefit accrual:

2007
(in thousands)
2008	$3,456
2009	3,744
2010	3,888
2011	4,293
2012	4,669
2013 to 2017	29,488

The weighted average discount rate and expected long-term rate of return on assets used in determining Valley’s pension expense for the years ended December 31, 2007, 2006, and 2005 were:

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	4.00

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s qualified plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

Asset Category	2007	2006
Equity securities	56.1%	59.3%
Fixed income securities	37.9	33.8
Other	6.0	6.9

Total	100.0%	100.0%

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

The qualified plan held 62,752 shares and 78,440 shares of VNB Capital Trust I preferred securities at December 31, 2007 and 2006, respectively. These shares had fair market values of $1.6 million and $2.0 million at December 31, 2007 and 2006. Dividends received for these shares were $141 thousand and $152 thousand for the years ended December 31, 2007 and 2006, respectively.

Valley expects to contribute approximately $5.0 million to the qualified plan during 2008 based upon actuarial estimates.

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.7 million and 6.00 percent, respectively, at December 31, 2007, and $1.6 million and 6.00 percent, respectively, at December 31, 2006. As of December 31, 2007 and 2006, the entire obligation was included in other liabilities and $422 thousand, net of a $227 thousand tax benefit, and $442 thousand, net of a $238 thousand tax benefit, respectively, of the unfunded liability were recorded in accumulated other comprehensive income. An expense of $240 thousand, $260 thousand and $270 thousand has been recognized for the Directors’ retirement plan in the years ended December 31, 2007, 2006 and 2005, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired (as well as a non-qualified plan for former Senior Management of Merchants Bank of New York acquired in January of 2001). Valley did not merge these plans into their existing non-qualified plans. Collectively, at December 31, 2007 and 2006, the remaining obligations under these plans were $8.9 million and $9.6 million, respectively, of which $5.3 million and $5.9 million, respectively, were funded. As of December 31, 2007 and 2006, the entire obligations were included in other liabilities and $2.0 million, net of a $1.5 million tax benefit, and $2.2 million, net of a $1.6 million tax benefit, respectively, of the unfunded liability were recorded in accumulated other comprehensive income. The $2.0 million in accumulated other comprehensive income will be reclassified to income as the expense is accrued on a straight-line basis over the remaining benefit period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bonus Plan

VNB and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.3 million, $6.4 million and $5.8 million during 2007, 2006 and 2005, respectively.

Savings Plan

VNB maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of VNB and its subsidiaries and allows employees to contribute a percentage of their salary, with VNB matching a certain percentage of the employee contribution in shares of Valley common stock until December 31, 2006. Effective January 1, 2007, Valley’s matching contributions were made in cash and invested in accordance with each participants’ investment elections. In 2006, VNB matched employee contributions with 51,855 common shares, of which 44,111 were allocated from treasury stock and 7,745 shares issued from forfeitures and unissued shares. In 2005, VNB matched employee contributions with 54,775 common shares, of which 30,096 were allocated from the KSOP and 22,184 shares were allocated from treasury stock. VNB charged expense for contributions to the plan, amounting to $1.3 million for each of 2007 and 2006, and $1.2 million in 2005.

Stock-Based Compensation

Valley has one active employee stock option plan (the 1999 Long-Term Stock Incentive Plan), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees of Valley and its Subsidiaries. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.6 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At December 31, 2007, approximately 1.9 million shares remain available for issuance under the plan.

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

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $5.0 million, $5.5 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the remaining unrecognized amortization expense for all stock-based employee compensation, over the vesting period of approximately five years, totaled $11.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2007, 2006, and 2005:

	2007	2006	11/2005 to 12/2005	1/2005 to 10/2005
Risk-free interest rate	3.4 – 5.1%	4.5 – 5.2%	4.4 – 4.6%	4.6%
Dividend yield	4.3%	3.3%	3.7%	3.6%
Volatility	21.0%	20.0%	20.0%	22.6%
Expected term (in years)	7.3	7.1	9.0	7.7

Prior to January 1, 2002, Valley applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options granted. If Valley had recorded compensation expense for the options issued prior to January 1, 2002 consistent with the fair value provisions of SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts indicated below for the year ended December 31, 2005:

2005
Net income (in thousands)
As reported	$163,449
Stock-based compensation cost, net of tax	(433)

Pro forma	$163,016

Earnings per common share
As reported:
Basic	$1.36
Diluted	1.36
Pro forma:
Basic	$1.36
Diluted	1.35

A summary of stock options activity as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	2007		2006		2005
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,472,734	$20	3,396,604	$20	3,131,468	$19
Granted	249,075	20	426,063	24	484,946	23
Exercised	(279,017)	15	(260,775)	15	(106,776)	14
Forfeited or expired	(50,372)	22	(89,158)	22	(113,034)	22

Outstanding at end of year	3,392,420	21	3,472,734	20	3,396,604	20

Exercisable at year-end	2,331,460	20	2,206,070	19	2,079,919	17

Weighted-average fair value of options granted during the year	$3.19		$4.42		$4.30

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $2.1 million, $2.4 million and $704 thousand, respectively. As of the year ended December 31, 2007, there was $3.7 million of total unrecognized compensation cost related to nonvested stock options to be amortized over the vesting period of approximately five years. Cash received from stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $4.3 million, $3.9 million and $1.5 million, respectively. Treasury stock and available authorized common shares are issued for stock options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of nonvested shares of stock options as of December 31, 2007:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,266,664	$4.53
Granted	249,075	3.19
Vested	(428,264)	4.52
Forfeited or expired	(26,515)	4.49

Nonvested at end of year	1,060,960	4.23

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13 – 15	207,725	1.1	$15	207,725	$15
15 – 18	571,178	2.4	16	571,178	16
18 – 20	582,026	6.1	19	367,761	19
20 – 23	822,310	6.5	22	548,815	21
23 – 25	1,209,181	7.1	24	635,981	24

13 – 25	3,392,420	5.6	21	2,331,460	20

As of December 31, 2007, the aggregate intrinsic value of options exercisable was $2.4 million, with remaining contractual term of 4.4 years. As of December 31, 2007, the aggregate intrinsic value of options outstanding was $2.4 million.

Restricted Stock

Restricted stock is awarded to key employees providing for the immediate award of Valley’s common stock subject to certain vesting and restrictions under the 1999 Long-Term Stock Incentive Plan. The awards are recorded at fair market value and amortized into salary expense on a straight-line basis over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2007, 2006 and 2005:

	Restricted Stock Awards Outstanding
	2007	2006	2005
Outstanding at beginning of year	428,095	415,058	376,850
Granted	98,140	151,595	166,888
Vested	(133,558)	(120,670)	(113,927)
Forfeited	(7,203)	(17,888)	(14,753)

Outstanding at end of year	385,474	428,095	415,058

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $3.1 million, $3.3 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $7.9 million of total unrecognized compensation cost related to nonvested restricted shares to be amortized over the vesting period of approximately five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. There were 71,912 shares outstanding under this plan as of December 31, 2007.

INCOME TAXES (Note 14)

Income tax expense consists of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Income taxes from operations:
Current expense:
Federal	$63,445	$50,639	$79,141
State	8,591	7,118	595

	72,036	57,757	79,736
Deferred benefit:
Federal and State	(20,338)	(17,873)	(12,958)

Total income tax expense	$51,698	$39,884	$66,778

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$29,656	$30,447
Depreciation	8,271	21,319
Unfunded liability for pension plans	8,743	8,511
Employee benefits	1,289	1,465
Unrealized loss on securities available for sale	643	12,418
State net operating loss carryforwards	26,860	13,127
Other	30,774	10,976

Gross deferred tax assets	106,236	98,263
Valuation allowance	(6,538)	—

Net deferred tax assets	99,698	98,263

Deferred tax liabilities:
Purchase accounting	5,115	7,223
Other	15,199	2,858

Total deferred tax liabilities	20,314	10,081

Net deferred tax asset	$79,384	$88,182

Valley’s state net operating loss carryforwards totaled approximately $459 million at December 31, 2007 and expire during the period from 2010 through 2027. Valley’s capital loss carryforwards totaled approximately $20 million at December 31, 2007 and expire during the period from 2009 through 2012.

Based upon taxes paid and projections of future taxable income, over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not, that Valley will realize the benefits of these deductible differences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent follows:

	2007	2006	2005
	(in thousands)
Federal income tax at expected statutory rate	$71,724	$71,251	$80,579
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempts	(3,808)	(4,053)	(4,220)
Bank owned life insurance	(4,041)	(2,834)	(2,468)
State income tax benefit, net of federal tax benefit	(7,676)	(9,044)	(2,379)
Low-income housing tax credits	(2,242)	(2,178)	(1,603)
Resolution of income tax audit	—	(13,529)	—
Other, net	(2,259)	271	(3,131)

Income tax expense	$51,698	$39,884	$66,778

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $123 thousand, $27 thousand and $42 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 1, 2007, Valley adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

Management expects that Valley’s adoption of FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs.

A reconciliation of Valley’s unrecognized tax benefits for 2007 is presented in the table below:

Unrecognized Tax Benefits
(In thousands)
Balance as of January 1, 2007	$15,988
Additions based on tax positions related to the current year	1,693
Additions based on tax positions related to prior years	378
Reductions for tax positions of prior years	(1,553)
Reductions due to expiration of statute of limitations	(538)

Balance at December 31, 2007	$15,968

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $15.9 million.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $491 thousand and $501 thousand of interest associated with Valley’s uncertain tax positions at December 31, 2007 and 2006, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003. The Internal Revenue Service recently completed an examination of the 2002 and 2003 tax years and there were no material adjustments. In addition, the statutes of limitations could expire for certain tax returns over the next 12 months, which could result in decreases to Valley’s uncertain tax positions. Such adjustments are not expected to have a material impact on Valley’s effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2027. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

	Sublease
Year	Gross Rents	Rents	Net Rents
	(in thousands)
2008	$14,018	$1,679	$12,339
2009	13,337	1,423	11,914
2010	12,524	1,158	11,366
2011	10,841	827	10,014
2012	8,793	544	8,249
Thereafter	67,855	407	67,448

Total lease commitments	$127,368	$6,038	$121,330

During the first quarter of 2007, Valley sold a nine-story office building in Manhattan for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 and $15.9 million was deferred and amortized into earnings over the 20 year term of the lease pursuant to sale-leaseback accounting rules. Minimum lease payments totaling $27.9 million over the 20 year lease term are included in the table above. Approximately $594 thousand of the initial deferred gain was amortized to net gains on sales of assets for the year ended December 31, 2007.

Net occupancy expense for years ended December 31, 2007, 2006 and 2005 included net rental expense of approximately $12.1 million, $9.0 million and $8.0 million, respectively, net of rental income of $2.5 million, $3.4 million and $3.3 million, respectively, for leased bank facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Commitments under commercial loans and lines of credit	$1,900,646	$1,558,675
Home equity and other revolving lines of credit	625,511	623,017
Outstanding commercial mortgage loan commitments	368,152	359,216
Standby letters of credit	204,721	206,209
Outstanding residential mortgage loan commitments	106,722	79,581
Commitments under unused lines of credit—credit card	59,330	44,589
Commercial letters of credit	12,783	15,553
Commitments to sell loans	3,805	5,250

Total	$3,281,670	$2,892,090

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

Derivative Instruments and Hedging Activities

Fair Value Hedge.    During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133. The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2007 and 2006, the fair value hedge had a fair value of $424 thousand and $22 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. Due to the immaterial nature of the fair value hedge’s current and potential future fair value to Valley’s consolidated statements of financial condition, it was excluded from the fair value measurement disclosures at Note 3.

Cash Flow Hedge.    During the third quarter of 2004, Valley entered into interest rate swap transactions designated as cash flow hedges which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. The cash flow hedges involved the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. The cash flow hedges expired on August 1, 2006.

Prior to the cash flow hedge expiration in 2006, unrealized losses, net of tax benefits, reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the years ended December 31, 2006 and 2005, unrealized losses of $3.2 million and $702 thousand, respectively, were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No material hedge ineffectiveness existed on cash flow or fair value hedges during the years ended December 31, 2007, 2006 and 2005.

Other Derivative Transactions.    During the second quarter of 2007, Valley executed and subsequently terminated a series of interest rate derivative transactions with a notional amount of approximately $1.0 billion. The intended purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. These hedged securities were sold during the second quarter of 2007 in conjunction with the termination of the derivative transactions. See further discussion of these transactions at Note 3.

Litigation.    In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuits noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three companies, Synovus Bank of Tampa Bay (“Synovus”) (formerly known as United Bank and Trust Company), American Express Travel Related Services Company (“American Express”), and Discover Financial Services (“Discover”) filed lawsuits against Valley in the United States District Court, Southern District of New York. Each plaintiff alleges or alleged, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley obtained summary judgment against Synovus in February 2007 and Synovus filed an appeal. Synovus dismissed its appeal against Valley on November 16, 2007 concluding that case. During the third quarter of 2007, American Express withdrew its lawsuit, without prejudice, against Valley. The Discover lawsuit remains active as of December 31, 2007 with both Valley and Discover having filed motions for summary judgment. Valley believes it has meritorious defenses to the Discover action as well as the American Express action, if reinstated, but Valley cannot ensure that it will prevail in such litigation or be able to settle such litigations for an immaterial amount.

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley and VNB are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s financial statements. Under capital adequacy guidelines Valley and VNB must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and VNB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2007, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2007, VNB’s ratios were all above the “well capitalized” requirements, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley and VNB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s and VNB’s actual capital positions and ratios as of December 31, 2007 and 2006 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2007
Total Risk-based Capital
Valley	$1,103,971	11.4%	$778,015	8.0%	$	N/A	NA	%
VNB	1,075,279	11.1	775,848	8.0		969,810	10.0
Tier I Risk-based Capital
Valley	929,036	9.6	389,008	4.0		N/A	N/A
VNB	900,344	9.3	387,924	4.0		581,886	6.0
Tier I Leverage Capital
Valley	929,036	7.6	487,479	4.0		N/A	N/A
VNB	900,344	7.4	486,128	4.0		607,660	5.0

As of December 31, 2006
Total Risk-based Capital
Valley	1,156,823	12.4	744,198	8.0		N/A	N/A
VNB	1,067,364	11.5	741,939	8.0		927,424	10.0
Tier I Risk-based Capital
Valley	982,105	10.6	372,099	4.0		N/A	N/A
VNB	892,646	9.6	370,970	4.0		556,454	6.0
Tier I Leverage Capital
Valley	982,105	8.1	484,953	4.0		N/A	N/A
VNB	892,646	7.4	483,590	4.0		604,488	5.0
N/A—not applicable

Dividend Restrictions

VNB, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, VNB’s only shareholder. The prior approval of the OCC is required to the extent that the total of all dividends to be declared by VNB in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under the foregoing dividend restrictions, and without adversely affecting VNB’s ability to maintain ratios above “well capitalized” requirements, VNB could pay aggregate dividends of approximately $47.4 million to Valley, without obtaining affirmative governmental approvals, at December 31, 2007. In addition to dividends received from VNB, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

Treasury Stock

On January 17, 2007 Valley’s Board of Directors authorized the repurchase of up to approximately $3.7 million shares of Valley’s outstanding common stock. Purchases may be made from time to time in the open market or in privately negotiated transactions generally at prices not exceeding prevailing market prices. Reacquired shares are held in treasury and were used for general corporate purposes. Valley repurchased approximately 453 thousand shares during 2007 pursuant to this plan at an average cost of $20.46 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 14, 2003, Valley’s Board of Directors authorized the repurchase of up to approximately $3.0 million shares of Valley’s outstanding common stock. Reacquired shares are held in treasury and were used for general corporate purposes. The 2003 repurchase plan expired during 2007 as Valley repurchased the last 1.1 million shares authorized under the plan at an average cost of $23.92 per share.

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2007
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$179,129	$181,156	$183,159	$181,563
Interest expense	82,957	85,375	88,745	86,245
Net interest income	96,172	95,781	94,414	95,318
Provision for credit losses	1,910	2,388	2,713	4,864
Non-interest income:
Gains (losses) on securities transactions, net	26	44	14	(15,894)
Gains (losses) on trading securities, net	5,428	(2,845)	789	1,279
Other non-interest income	35,604	22,480	19,554	19,801
Non-interest expense	64,215	60,867	64,231	61,851
Income before income taxes	71,105	52,205	47,827	33,789
Income tax expense	21,671	12,526	11,373	6,128
Net income	49,434	39,679	36,454	27,661
Earnings per common share:
Basic	0.41	0.33	0.30	0.23
Diluted	0.41	0.33	0.30	0.23
Cash dividends declared per common share	0.205	0.210	0.210	0.210
Average common shares outstanding:
Basic	120,892,151	120,291,220	119,966,530	119,903,861
Diluted	121,420,900	120,777,560	120,300,017	120,077,734

	Quarters ended 2006
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$168,397	$174,326	$181,165	$183,483
Interest expense	69,856	75,989	83,608	86,797
Net interest income	98,541	98,337	97,557	96,686
Provision for credit losses	1,294	3,117	1,618	3,241
Non-interest income:
Gains (losses) on securities transactions, net	954	553	(4,712)	(2,259)
Gains on trading securities, net	376	302	324	206
Other non-interest income	18,039	18,541	17,892	21,848
Non-interest expense	60,762	61,919	65,626	62,033
Income before income taxes	55,854	52,697	43,817	51,207
Income tax expense (benefit)	14,943	11,911	(65)	13,095
Net income	40,911	40,786	43,882	38,112
Earnings per common share:
Basic	0.33	0.33	0.36	0.31
Diluted	0.33	0.33	0.36	0.31
Cash dividends declared per common share	0.200	0.205	0.205	0.205
Average common shares outstanding:
Basic	122,695,496	122,727,825	122,740,540	121,324,769
Diluted	123,123,321	123,278,696	123,369,584	121,907,067

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2007	2006
	(in thousands)
Assets
Cash	$5,504	$3,594
Interest bearing deposits with banks	27,132	90,132
Investment securities held to maturity	425	431
Investment securities available for sale	15,266	13,859
Investment in subsidiaries	1,080,600	1,060,568
Loan to subsidiary bank employee benefit plan	—	—
Other assets	11,519	14,403

Total assets	$1,140,446	$1,182,987

Liabilities
Dividends payable to shareholders	$25,169	$24,804
Junior subordinated debentures issued to capital trust, at fair value as of December 31, 2007	163,233	206,186
Other liabilities	2,984	2,407

Total liabilities	191,386	233,397

Stockholders’ equity
Preferred stock	—	—
Common stock	43,185	41,212
Surplus	879,892	881,022
Retained earnings	104,225	97,639
Accumulated other comprehensive loss	(12,982)	(30,873)
Treasury stock, at cost	(65,260)	(39,410)

Total shareholders’ equity	949,060	949,590

Total liabilities and shareholders’ equity	$1,140,446	$1,182,987

Condensed Statements of Income

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Income
Dividends from subsidiary	$120,000	$150,000	$190,000
Income from subsidiary	1,405	2,203	1,099
Gains (losses) on securities transactions, net	115	837	(349)
Other interest and dividends	275	624	702

	121,795	153,664	191,452
Expenses	12,795	18,190	17,979

Income before income tax benefit and equity in undistributed earnings of subsidiary	109,000	135,474	173,473
Income tax benefit	(3,951)	(5,170)	(5,892)

Income before equity in undistributed earnings of subsidiary	112,951	140,644	179,365
Equity in undistributed earnings (loss) of subsidiary	40,277	23,047	(15,916)

Net Income	$153,228	$163,691	$163,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net Income	$153,228	$163,691	$163,449
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	(40,277)	(23,047)	15,916
Depreciation and amortization	49	282	287
Amortization of compensation costs pursuant to long-term stock incentive plan	5,138	5,628	3,876
Change in fair value of junior subordinated debentures	(4,107)	—	—
Net amortization of premiums and discounts on securities	4	6	6
Net (gains) losses on securities transactions	(115)	(837)	349
Net (increase) decrease in other assets	(16)	1,518	(649)
Net increase in other liabilities	1,164	138	101

Net cash provided by operating activities	115,068	147,379	183,335

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,543	3,681	522
Purchases of investment securities available for sale	(5,418)	(1,187)	(1,547)
Net cash paid in acquisitions	—	—	(87,665)
Payment of employee benefit plan loan	—	—	179

Net cash (used in) provided by investing activities	(2,875)	2,494	(88,511)

Cash flows from financing activities:
Redemption of junior subordinated debentures	(40,000)	—	—
Addition of common shares to treasury	(35,478)	(47,769)	(6,162)
Dividends paid to common shareholders	(99,956)	(99,251)	(92,837)
Common stock issued, net of cancellations	2,151	2,476	1,951

Net cash used in financing activities	(173,283)	(144,544)	(97,048)

Net (decrease) increase in cash and cash equivalents	(61,090)	5,329	(2,224)
Cash and cash equivalents at beginning of year	93,726	88,397	90,621

Cash and cash equivalents at end of year	$32,636	$93,726	$88,397

BUSINESS SEGMENTS (Note 19)

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of VNB are allocated from the corporate and other adjustments segment to each of the other three business segments. Valley’s Wealth Management Division comprised of trust, broker-dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The consumer lending segment provides products and services that include residential mortgages, home equity loans, automobile loans, credit card loans and other consumer lines of credit. In addition, this segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects both non-interest income and non-interest expense generated through VNB’s trust, broker-dealer, asset management, insurance products and mortgage servicing for investors. Consumer lending is generally available throughout New Jersey, New York and Pennsylvania.

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

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment including trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to VNB Capital Trust I, interest expense related to VNB’s issuance of $100 million in subordinated notes during July 2005, as well as income and expense from derivative financial instruments and service charges on deposit accounts and expenses for occupancy, furniture and equipment, data processing, professional fees, postage, telephone and stationery.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,868,559	$4,392,552	$3,051,142	$—	$11,312,253

Interest income	236,322	315,527	179,326	(6,168)	725,007
Interest expense	110,624	125,608	87,250	19,840	343,322

Net interest income (loss)	125,698	189,919	92,076	(26,008)	381,685
Provision for credit losses	6,129	5,746	—	—	11,875

Net interest income (loss) after provision for credit losses	119,569	184,173	92,076	(26,008)	369,810
Non-interest income	41,133	9,616	11,544	23,987	86,280
Non-interest expense	48,825	29,438	709	172,192	251,164
Internal expense transfer	52,768	59,567	40,532	(152,867)	—

Income (loss) before income taxes	$59,109	$104,784	$62,379	$(21,346)	$204,926

Return on average interest earning assets (pre-tax)	1.53%	2.39%	2.04%		1.81%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,864,063	$4,398,675	$3,230,052	$—	$11,492,790

Interest income	224,981	314,592	177,531	(9,733)	707,371
Interest expense	99,359	113,105	83,056	20,730	316,250

Net interest income (loss)	125,622	201,487	94,475	(30,463)	391,121
Provision for credit losses	3,688	5,582	—	—	9,270

Net interest income (loss) after provision for credit losses	121,934	195,905	94,475	(30,463)	381,851
Non-interest income	40,623	11,468	1,877	18,096	72,064
Non-interest expense	47,944	25,111	763	176,522	250,340
Internal expense transfer	53,929	61,208	44,106	(159,243)	—

Income (loss) before income taxes	$60,684	$121,054	$51,483	$(29,646)	$203,575

Return on average interest earning assets (pre-tax)	1.57%	2.75%	1.59%		1.77%

	Year ended December 31, 2005
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,678,758	$3,957,453	$3,353,171	$—	$10,989,382

Interest income	201,641	254,825	176,129	(7,511)	625,084
Interest expense	69,843	75,134	63,662	18,020	226,659

Net interest income (loss)	131,798	179,691	112,467	(25,531)	398,425
Provision for credit losses	2,346	1,994	—	—	4,340

Net interest income (loss) after provision for credit losses	129,452	177,697	112,467	(25,531)	394,085
Non-interest income	39,974	11,609	6,715	15,410	73,708
Non-interest expense	47,537	25,131	725	164,173	237,566
Internal expense transfer	48,476	52,239	43,000	(143,715)	—

Income (loss) before income taxes	$73,413	$111,936	$75,457	$(30,579)	$230,227

Return on average interest earning assets (pre-tax)	2.00%	2.83%	2.25%		2.09%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Valley National Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

New York, New York

February 26, 2008

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Valley maintains “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2007, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited Valley’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2007. The report, which expresses opinions on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2007, is included in this item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Valley National Bancorp:

We have audited Valley National Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Valley National Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Valley National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Valley National Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Valley National Bancorp and our report dated February 26, 2008 expressed an unqualified opinion thereon.

New York, New York

February 26, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Stock Ownership of Management and Principal Shareholders” in the 2008 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which shares of our common stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of outstanding options*	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	3,392,420	$20.82	2,147,562
Equity compensation plans not approved by security holders	—	—	—

Total	3,392,420	$20.82	2,147,562

*	Includes 15,001 shares underlying stock options issued under plans of companies acquired by Valley and have a weighted average exercise price of $14.03. No further options may be issued under these plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, as amended incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

B.	By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10)	Material Contracts

A.	Amended and Restated Change in Control Agreements among VNB, Valley and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer, dated January 22, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

B.	Amended and Restated Change in Control Agreements among VNB, Valley and Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Robert A. Ewing, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Robert J. Mulligan, and Russell Murawski, dated February 11, 2008.*+

C.	Amendment to the Amended and Restated Change in Control Agreement among VNB, Valley and James G. Lawrence, dated October 18, 2006, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on October 23, 2006.+

D.	“The Valley National Bancorp 1999 Long-Term Stock Incentive Plan” dated January 19, 1999, as amended.*+

E.	“Severance Agreement” dated January 22, 2008 between Valley, VNB and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

F.	“The Valley National Bancorp 1989 Long-Term Stock Incentive Plan” dated January 10, 1989, as amended, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 20, 2006.+

G.	“Employment Continuation and Non-Competition Agreement” dated September 5, 2000 between Valley, VNB and James G. Lawrence is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.+

H.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

I.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

J.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

K.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.+

L.	Fiscal and Paying Agency Agreement between VNB and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005 is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005.

M.	Benefit Equalization Plan, Amendments No. 1, 2, 3, and 4 to the Benefit Equalization Plan, and the Participant Agreement for the Benefit Equalization Plan are incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.+

N.	Amendment No. 5 to the Benefit Equalization Plan and amendment to Participant Agreement for the Benefit Equalization Plan dated August 15, 2006 is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on August 21, 2006.+

O.	The Valley National Bancorp 2004 Director Restricted Stock Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 7, 2005.+

P.	Form of a Restricted Stock Award Agreement used in connection with the Valley National Bancorp 2004 Director Restricted Stock Plan is incorporated herein by reference to the Registrant’s Form 8-K Current Report on April 12, 2005.+

Q.	The Valley National Bancorp Executive Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on March 7, 2005.+

R.	Form of an Incentive Stock Option Agreement; Form of a Non-Qualified Stock Option Agreement; Form of a Restricted Stock Award Agreement; and Form of a Restricted Stock Award Escrow Agreement used in connection with the Valley National Bancorp 1999 Long-Term Stock Incentive Plan is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.+

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges*

(21)	List of Subsidiaries:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a) Subsidiaries of Valley:
VNB Capital Trust I	Delaware	100%
Valley National Bank (VNB)	United States	100%

(b) Subsidiaries of VNB:
BNV Realty Incorporated (BNV)	New Jersey	100%
Glen Rauch Securities, Inc.	New York	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Masters Coverage Corp.	New York	100%
Merchants New York Commercial Corp.	Delaware	100%
New Century Asset Management, Inc.	New Jersey	100%
Shrewsbury State Investment Co., Inc.	New Jersey	100%
Valley 747 Acquisition, LLC	New York	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB Mortgage Services, Inc.	New Jersey	100%
VNB Route 23 Realty , LLC	New Jersey	100%
18th & 8th LLC	New York	100%
VNB New York Corp.	New York	100%

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiary of Masters Coverage Corp:
RISC, Inc.	New York	100%
Life Line Planning, Inc.	New York	100%

(e) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(f) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(g) Subsidiary of Shrewsbury State Investment Co., Inc.:
Shrewsbury Capital Corporation	New Jersey	100%

(23)	Consents of Experts*

(24)	Power of Attorney of Certain Directors and Officers of Valley*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company*

*	Filed herewith
+	Management contract and compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ GERALD H. LIPKIN
Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Office

By:	/s/ ALAN D. ESKOW
Alan D. Eskow, Executive Vice President and Chief Financial Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2008

/S/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 28, 2008

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2008

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 28, 2008

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 28, 2008

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 28, 2008

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 28, 2008

H. DALE HEMMERDINGER* H. Dale Hemmerdinger	Director	February 28, 2008

GRAHAM O. JONES* Graham O. Jones	Director	February 28, 2008

Signature	Title	Date

WALTER H. JONES, III* Walter H. Jones, III	Director	February 28, 2008

GERALD KORDE* Gerald Korde	Director	February 28, 2008

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 28, 2008

MARC J. LENNER* Marc J. Lenner	Director	February 28, 2008

ROBINSON MARKEL* Robinson Markel	Director	February 28, 2008

ROBERT E. MCENTEE* Robert E. McEntee	Director	February 28, 2008

RICHARD S. MILLER* Richard S. Miller	Director	February 28, 2008

BARNETT RUKIN* Barnett Rukin	Director	February 28, 2008

SURESH L. SANI* Suresh L. Sani	Director	February 28, 2008

* By	Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.