Form 10-Q
period 2008-03-31
VALLEY NATIONAL BANCORP
filed 2008-05-09
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☒            No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 125,962,549 shares were outstanding as of May 7, 2008.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$250,820	$218,896
Interest bearing deposits with banks	9,672	9,569
Federal funds sold	160,000	9,000
Investment securities:
Held to maturity, fair value of $610,947 at March 31, 2008 and $548,353 at December 31, 2007	637,585	556,113
Available for sale	1,828,276	1,606,410
Trading securities	412,994	722,577

Total investment securities	2,878,855	2,885,100

Loans held for sale, at fair value	8,580	2,984
Loans	8,667,484	8,496,221
Less: Allowance for loan losses	(72,917)	(72,664)

Net loans	8,594,567	8,423,557

Premises and equipment, net	233,225	227,553
Bank owned life insurance	276,853	273,613
Accrued interest receivable	56,870	56,578
Due from customers on acceptances outstanding	5,469	8,875
Goodwill	179,735	179,835
Other intangible assets, net	23,123	24,712
Other assets	283,442	428,687

Total Assets	$12,961,211	$12,748,959

Liabilities
Deposits:
Non-interest bearing	$1,951,334	$1,929,555
Interest bearing:
Savings, NOW and money market	3,450,069	3,382,474
Time	3,011,200	2,778,975

Total deposits	8,412,603	8,091,004

Short-term borrowings	430,736	605,154
Long-term borrowings (includes fair value of a Federal Home Loan Bank advance of $42,431 at March 31, 2008 and $41,359 at December 31, 2007)	2,852,182	2,801,195
Junior subordinated debentures issued to capital trust, at fair value	164,948	163,233
Bank acceptances outstanding	5,469	8,875
Accrued expenses and other liabilities	136,501	130,438

Total Liabilities	12,002,439	11,799,899

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 190,886,088 shares; issued 128,507,513 shares at March 31, 2008 and 128,503,294 shares at December 31, 2007	43,185	43,185
Surplus	880,802	879,892
Retained earnings	110,080	104,225
Accumulated other comprehensive loss	(12,105)	(12,982)
Treasury stock, at cost (2,574,835 common shares at March 31, 2008 and 2,659,220 common shares at December 31, 2007)	(63,190)	(65,260)

Total Shareholders’ Equity	958,772	949,060

Total Liabilities and Shareholders’ Equity	$12,961,211	$12,748,959

*	Share data reflects the five percent common stock dividend declared on April 7, 2008, to be issued May 23, 2008 to shareholders of record on May 9, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$135,629	$138,947
Interest and dividends on investment securities:
Taxable	34,142	33,048
Tax-exempt	2,665	2,897
Dividends	2,252	2,037
Interest on federal funds sold and other short-term investments	1,496	2,200

Total interest income	176,184	179,129

Interest Expense
Interest on deposits:
Savings, NOW, and money market	14,065	19,418
Time	30,488	31,764
Interest on short-term borrowings	2,307	3,978
Interest on long-term borrowings and junior subordinated debentures	33,742	27,797

Total interest expense	80,602	82,957

Net Interest Income	95,582	96,172
Provision for credit losses	4,000	1,910

Net Interest Income after Provision for Credit Losses	91,582	94,262

Non-Interest Income
Trust and investment services	1,768	1,780
Insurance premiums	3,372	2,961
Service charges on deposit accounts	6,581	5,696
Gains on securities transactions, net	145	26
(Losses) gains on trading securities, net	(404)	5,428
Fees from loan servicing	1,252	1,390
Gains on sales of loans, net	333	1,671
Gains on sales of assets, net	93	16,373
Bank owned life insurance	3,240	2,127
Other	5,634	3,606

Total non-interest income	22,014	41,058

Non-Interest Expense
Salary expense	30,163	28,528
Employee benefit expense	8,955	7,961
Net occupancy and equipment expense	13,481	12,016
Amortization of other intangible assets	1,746	1,924
Professional and legal fees	2,289	1,655
Advertising	376	936
Other	13,255	11,195

Total non-interest expense	70,265	64,215

Income Before Income Taxes	43,331	71,105
Income tax expense	11,748	21,671

Net Income	$31,583	$49,434

Earnings Per Common Share:*
Basic	$0.25	$0.39
Diluted	0.25	0.39
Cash Dividends Declared Per Common Share*	0.20	0.20
Weighted Average Number of Common Shares Outstanding:*
Basic	125,891,171	126,936,759
Diluted	126,021,920	127,491,945

*	Share data reflects the five percent common stock dividend declared on April 7, 2008, to be issued May 23, 2008 to shareholders of record on May 9, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$31,583	$49,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,735	4,131
Amortization of compensation costs pursuant to long-term stock incentive plans	2,136	1,327
Provision for credit losses	4,000	1,910
Net amortization of premiums and accretion of discounts on securities	(86)	180
Amortization of other intangible assets	1,746	1,924
Gains on securities transactions, net	(145)	(26)
Proceeds from sales of loans held for sale	12,687	13,681
Gains on loans held for sale, net	(333)	(1,671)
Origination of loans held for sale	(17,950)	(4,794)
Net change in trading securities	309,583	138,995
Gains on sales of assets, net	(93)	(16,373)
Change in fair value of junior subordinated debentures and a Federal Home Loan Bank advance carried at fair value	2,787	1,402
Net increase in cash surrender value of bank owned life insurance	(3,240)	(2,127)
Net decrease in accrued interest receivable and other assets	148,138	5,276
Net (decrease) increase in accrued expenses and other liabilities	(14,419)	34,298

Net cash provided by operating activities	480,129	227,567

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	5,511	28
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	239,557	43,278
Purchases of investment securities available for sale	(465,487)	(136,930)
Purchases of investment securities held to maturity	(115,852)	(14,518)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	51,438	12,679
Net (increase) decrease in loans made to customers	(175,167)	33,311
Proceeds from sales of assets	695	34,959
Purchases of assets	(10,009)	(10,197)

Net cash used in investing activities	(469,314)	(37,390)

Cash flows from financing activities:
Net increase (decrease) in deposits	321,599	(146,456)
Net (decrease) increase in short-term borrowings	(174,418)	18,994
Advances of long-term borrowings	200,000	40,000
Repayments of long-term borrowings	(150,085)	(42,292)
Dividends paid to common shareholders	(25,186)	(24,777)
Purchases of common shares to treasury	—	(18,335)
Common stock issued, net of cancellations	302	625

Net cash provided by (used in) financing activities	172,212	(172,241)

Net increase in cash and cash equivalents	183,027	17,936
Cash and cash equivalents at beginning of period	237,465	419,149

Cash and cash equivalents at end of period	$420,492	$437,085

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$82,758	$87,391
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$—	$820,532
Transfer of investment securities held to maturity to trading securities	—	498,949
Transfer of loans to loans held for sale	—	254,356

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2007 audited financial statements filed on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

On April 7, 2008, Valley declared a five percent stock dividend payable on May 23, 2008 to shareholders of record on May 9, 2008. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Note 2. Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is net income. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased by the effect of potentially dilutive common stock equivalents, utilizing the treasury stock method, in order to determine the denominator used for diluted earnings per common share. For Valley, common stock equivalents are common stock options outstanding.

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net income (in thousands)	$31,583	$49,434

Basic weighted-average number of common shares outstanding	125,891,171	126,936,759
Plus: Common stock equivalents	130,749	555,186

Diluted weighted-average number of common shares outstanding	126,021,920	127,491,945

Earnings per share:
Basic	$0.25	$0.39
Diluted	0.25	0.39

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled approximately 2.7 million and 449 thousand for the three months ended March 31, 2008 and 2007, respectively.

Note 3. Stock – Based Compensation

Valley has one active employee stock option plan (the 1999 Long-Term Stock Incentive Plan), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.9 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At March 31, 2008, approximately 1.8 million shares remain available for issuance under the plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $2.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. Of these amounts, $856 thousand and $213 thousand were recognized for the immediate expensing of stock awards granted to retirement eligible employees during the three months ended March 31, 2008 and 2007, respectively. The fair values of all other options are expensed over the vesting period. As of March 31, 2008, the unrecognized amortization expense for all stock-based employee compensation totaled $9.2 million and will be recognized over the remaining vesting period of approximately five years.

For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. The fair value of each option is expensed over its vesting period. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds with remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.4 - 5.1%	4.5 - 5.2%
Dividend yield	4.3	3.3
Volatility	21.0	20.0
Expected term (in years)	7.3	7.1

Note 4. Comprehensive Income

Valley’s components of other comprehensive income include unrealized gains (losses) on securities available for sale, net of deferred tax and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$31,583	$49,434

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	1,194	16,355
Less reclassification adjustment for gains and losses included in net income, net of tax	(317)	(17)

Other comprehensive income	877	16,338

Total comprehensive income	$32,460	$65,772

Note 5. Business Combinations and Dispositions

Business combinations are accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” as amended. Accordingly, the results of operations of the acquired companies have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

Acquisitions

On March 19, 2008, Valley entered into a merger agreement with Greater Community Bancorp (“Greater Community”) (NASDAQ: GFLS). Greater Community is the holding company for Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. Based on the closing price of Valley’s stock on March 19, 2008, the total consideration for the acquisition is estimated to be $167 million, resulting in an estimated $117 million of intangible assets which are dependent on the market values of Greater Community’s assets and liabilities on the closing date of the merger. Valley anticipates the closing of the merger to occur during the third quarter of 2008, pending regulatory and shareholder approval.

Dispositions

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The transaction did not materially impact Valley’s financial position or results of operation during 2008 and 2007, and has not been presented as discontinued operations on the consolidated financial statements.

Note 6. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on Valley’s accounting for business combinations on or after such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” This standard amends the guidance in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective on January 1, 2009 and is not expected to have a significant impact on Valley’s statement of condition or results of operations.

In March 2008, the FASB issued SFAS No. 161. “Disclosure about Derivative Instruments and Hedging activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Effective January 1, 2008, Valley adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Valley’s adoption of EITF 06-11 did not have a material impact on its statement of condition or results of operations.

In November 2007, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Valley’s adoption of SAB No. 109 did not have a material impact on its financial statements.

Note 7. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2007, Valley adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and SFAS No. 157, “Fair Value Measurements.” SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments will provide the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value expands the transparency of risk management activities and eliminates or reduces the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

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

The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,828,276	$—	$1,828,276	$—
Trading securities	412,994	—	412,994	—
Loans held for sale (1)	8,580	—	8,580	—

Total assets	$2,249,850	$—	$2,249,850	$—

Liabilities:
Long-term borrowings (2)	$42,431	$—	$42,431	$—
Junior subordinated debentures issued to capital trusts (3)	164,948	—	164,948	—

Total liabilities (4)	$207,379	$—	$207,379	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $8.5 million at March 31, 2008.
(2)	Represents the fair value of one fixed rate Federal Home Loan Bank advance with a $40.0 million contractual unpaid principal obligation and included in long-term borrowings at March 31, 2008.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $164.9 million at March 31, 2008.
(4)	Excludes one fair value hedge reported at fair value due to its immaterial nature to the consolidated statements of financial condition. See further analysis of this derivative instrument at Note 13.

Loans held for sale. Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. At adoption of SFAS No. 159, Valley had anticipated originating and accounting for at fair value a substantially higher volume of residential mortgage loans, primarily 15-year fixed rate conforming loans. As a result of the disruption in the mortgage market impacting both origination volume and pricing, Valley’s new loan production for this asset class continued to be limited during the first quarter of 2008.

Non-performance risk and changes therein were addressed in the estimate of fair value for the loans held for sale based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. For the three months ended March 31, 2008 and 2007, non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans based on the short duration these assets were held, and the high credit quality resulting from the application of Valley’s stringent credit standards.

Long-term borrowings. In March 2007, Valley prepaid two Federal Home Loan Bank advances reported at fair value as part of its initial adoption of SFAS No. 159 and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years. At March 31, 2008 and December 31, 2007, the Federal Home Loan Bank advance had a fair value of approximately $42.4 and $41.4 million, respectively.

Valley’s potential credit risk and changes in such risk did not materially impact the quoted prices used in the fair value measurement of the Federal Home Loan Bank advances carried at fair value during the three months ended March 31, 2008 and 2007, partially due to a blanket pledge agreement which assigns qualifying residential mortgage loans as collateral for the advances.

Junior subordinated debentures issued to capital trust. Management has designated the fair value option for Valley’s junior subordinated debentures with a total principal balance of $164.9 million at an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for the debentures, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date and call date. Management believes that fair value measurement of instruments with such call features provides the users of Valley’s financial statements with a clearer view of the impact of current market conditions on the value of the debt. Such information is used by management in its asset/liability management process to evaluate actions with respect to these instruments.

Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three months ended March 31, 2008 and 2007. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007 require certain assets, including goodwill, certain impaired loans, loan servicing rights, core deposits, other intangible assets and other long-lived assets, such as other real estate owned, to be reduced to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred during the three months ended March 31, 2008 and 2007.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2008 and 2007:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended March 31,
		2008	2007
		(in thousands)
Assets:	Non-Interest Income:
Available for sale securities	Gains on securities transactions, net (1)	$(354)	$—
Trading securities	(Losses) gains on trading securities, net	(404)	5,428
Loans held for sale	Gains on loans held for sale, net (2)	333	1,264

Liabilities:	Non-Interest Expense:
Long-term borrowings	Other non-interest expense (3)	(1,072)	—
Junior subordinated debentures issued to capital trust	Other non-interest expense	(1,715)	(1,402)

		$(3,212)	$5,290

(1)	These losses represent other-than-temporary impairment charges on available for sale securities which were recognized within the gains on securities transactions, net category on the consolidated statements of income.
(2)	For the three months ended March 31, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of SFAS No. 159). At March 31, 2008, all loans held for sale were carried at fair value.
(3)	For the three months ended March 31, 2007, the losses on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the year ended December 31, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	March 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$24,957	$110	$—	$25,067	$—	$—	$—	$—
Obligations of states and political subdivisions	203,867	3,184	(88)	206,963	230,201	2,159	(150)	232,210
Mortgage-backed securities	75,464	148	(565)	75,047	52,073	14	(823)	51,264
Corporate and other debt securities	333,297	600	(30,027)	303,870	273,839	2,124	(11,084)	264,879

Total investment securities held to maturity	$637,585	$4,042	$(30,680)	$610,947	$556,113	$4,297	$(12,057)	$548,353

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2008 was 60 compared to 67 at December 31, 2007. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA and private institutions, while unrealized losses reported in corporate and other debt securities mainly consists of trust preferred securities. Management does not believe that any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the table above until maturity.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	March 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$170,427	$1,938	$—	$172,365	$330,312	$1,112	$(205)	$331,219
Obligations of states and political subdivisions	41,791	1,239	(5)	43,025	42,840	992	(4)	43,828
Mortgage-backed securities	1,436,678	20,106	(11,543)	1,445,241	1,049,012	7,711	(7,127)	1,049,596
Corporate and other debt securities	86,657	25	(8,698)	77,984	88,266	1,009	(3,987)	85,288
Equity securities	92,945	520	(3,804)	89,661	97,401	554	(1,476)	96,479

Total investment securities available for sale	$1,828,498	$23,828	$(24,050)	$1,828,276	$1,607,831	$11,378	$(12,799)	$1,606,410

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2008 was 103 compared to 168 at December 31, 2007. The unrealized losses for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. The unrealized losses for corporate and other debt securities relate mainly to trust preferred securities. The unrealized losses for equity securities are mainly comprised of preferred stock issued by FHLMC and FNMA and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold these investment securities until market price recovery or maturity.

In the first quarter of 2008, Valley recognized an other-than-temporary impairment charge of $354 thousand on a FHLMC preferred security and two financial common stocks. These impairment losses relate to equity securities in which management believes their market prices will not recover in the foreseeable future due to current market conditions and other factors. There were no impairment losses recorded for the three months ended March 31, 2007.

The fair value of trading securities at March 31, 2008 and December 31, 2007 were as follows:

TRADING SECURITIES

	March 31, 2008	December 31, 2007
	(in thousands)
U.S. Treasury securities and other government agencies	$24,990	$224,945
Obligations of states and political subdivisions	—	2,803
Mortgage-backed securities	23,077	28,959
Corporate and other debt securities	364,927	465,870

Total trading securities	$412,994	$722,577

Interest income on trading securities totaled $4.1 million and $16.4 million for the three months ended March 31, 2008 and 2007, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	($ in thousands)
Balance at December 31, 2006	$19,854	$54,537	$57,020	$50,086	$181,497
Goodwill from business combinations	648	—	—	—	648
Goodwill impairment	(2,310)	—	—	—	(2,310)

Balance at December 31, 2007	18,192	54,537	57,020	50,086	179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)

Balance at March 31, 2008	$18,092	$54,537	$57,020	$50,086	$179,735

*	Valley’s Wealth Management Division comprised of trust, broker-dealer, asset management, and insurance services, is included in the consumer lending segment for financial reporting purposes.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. No impairment losses on goodwill were incurred in the three months ended March 31, 2008 and 2007.

The following table summarizes other intangible assets as of March 31, 2008 and December 31, 2007:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2008
Loan servicing rights	$68,720	$(57,422)	$11,298
Core deposits	30,701	(20,598)	10,103
Other	5,792	(4,070)	1,722

Total other intangible assets	$105,213	$(82,090)	$23,123

December 31, 2007
Loan servicing rights	$68,827	$(56,636)	$12,191
Core deposits	30,701	(19,977)	10,724
Other	6,395	(4,598)	1,797

Total other intangible assets	$105,923	$(81,211)	$24,712

Loan servicing rights are amortized using the amortization method permitted under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement 125,” as amended by the provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value. For the three months ended March 31, 2008, Valley recognized a $217 thousand impairment charge on its loan servicing rights. No impairment was recorded during the quarter ended March 31, 2007.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The “Other” category consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $1.7 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2008	$2,358	$1,682	$209
2009	2,511	2,013	267
2010	1,911	1,738	266
2011	1,460	1,464	234
2012	997	1,190	217
Thereafter	2,061	2,016	529

Total	$11,298	$10,103	$1,722

Note 10. Pension Plan

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

On December 31, 2006, Valley adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106, and 132R.” This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income.

The following table sets forth the components of net periodic pension expense related to the pension plans for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Service cost	$1,228	$1,158
Interest cost	1,187	1,094
Expected return on plan assets	(1,474)	(1,342)
Amortization of prior service cost	137	137
Amortization of net loss	90	65

Net periodic pension expense	$1,168	$1,112

Valley expects to contribute approximately $5.0 million to the qualified plan during the remainder of 2008 based upon actuarial estimates.

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $187.0 million as of March 31, 2008. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $102.3 million, or 54.7 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had an $810 thousand liability recorded as of March 31, 2008 relating to the standby letters of credit.

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to the Trust at fair value in accordance with SFAS No. 159. For the three months ended March 31, 2008 and 2007, other expense includes a pre-tax loss of $1.7 million and $1.4 million, respectively, for the changes in fair value of the junior subordinated debentures issued to the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of March 31, 2008 and December 31, 2007:

	VNB Capital Trust I
	March 31, 2008	December 31, 2007
	($ in thousands)
Junior Subordinated Debentures:
Carrying value	$164,948	$163,233
Contractual principal balance	$164,948	$164,948
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Initial call date: November 7, 2006

Trust Preferred Securities:
Face value	$160,000	$160,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates *: Quarterly

*	All cash distributions are cumulative.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at March 31, 2008 and December 31, 2007. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2008 and December 31, 2007, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of March 31, 2008 and December 31, 2007, the interest rate swap had a fair value of $858 thousand and $424 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. Due to the immaterial nature of the fair value to Valley’s consolidated statements of financial condition, it was excluded from the fair value measurement disclosures at Note 7.

No material hedge ineffectiveness existed on the interest rate swap during the three months ended March 31, 2008 and 2007.

Note 14. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (“GAAP”) that management uses in its analysis of Valley’s performance. Valley’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	a decline in the economy in Valley’s primary market areas, mainly in New Jersey and New York;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility;

•	the inability to successfully implement new lines of business or new products and services;

•	failure to obtain shareholder or regulatory approval for the merger of Greater Community with Valley;

•	the inability to realize expected cost savings and synergies from the merger of Greater Community and Valley in the amounts and timeframe anticipated;

•	material adverse changes in Valley’s or Greater Community’s operations or earnings; and

•	the inability to retain Greater Community’s customers or employees.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by Valley are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007. Valley has identified its policies on the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of financial condition. Note 1 of the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this MD&A.

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

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $179.7 million at March 31, 2008 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

In connection with determining its income tax provision under SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007, and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

Valley’s credit quality and capital levels remained solid during the first quarter of 2008, while many other financial institutions continue to struggle with credit issues and are forced to raise additional capital. Valley’s total loans past due in excess of 30 days were 0.93 percent of total loans as of March 31, 2008, which was an improvement of 0.07 percent from the fourth quarter of 2007. Loans past due in excess of 90 days and still accruing declined to 0.09 percent of total loans at March 31, 2008 as compared to 0.10 percent of total loans at December 31, 2007. Valley’s non-performing assets totaling 0.38 percent of total loans was unchanged from one quarter ago. Valley’s management strives to maintain superior credit quality through its conservative loan underwriting policy; however, due to the current credit market conditions and the potential for additional macroeconomic recessionary pressures in 2008, management cannot predict that Valley’s loan portfolio will continue to perform at levels experienced during the three months ended March 31, 2008. See “Non-performing Assets” section at page 34 for further analysis of Valley’s credit quality.

On March 19, 2008, Valley entered into a merger agreement with Greater Community Bancorp (“Greater Community”). Greater Community is the holding company for Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. Greater Community provides traditional commercial and retail banking services to businesses and consumers, as well as equipment leasing and financing. Their 16 full-service branches located in Valley’s primary northern New Jersey market will compliment its existing 176 branch network and strengthen Valley’s position within this very competitive and desirable market. Valley anticipates the closing of the merger will occur during the third quarter of 2008, contingent upon receiving regulatory and shareholder approvals.

Net income was $31.6 million for the first quarter of 2008 compared to $49.4 million for the first quarter of 2007. The decline in net income was mainly attributable to an after tax gain of $10.3 million ($16.4 million pre-tax) recognized on the sale of a Manhattan office building in the first quarter of 2007 and an after tax decline of $5.3 million ($8.5 million pre-tax) in net gains on the change in the fair value of financial assets and liabilities carried at fair value. Adjusting for a five percent stock dividend declared April 7, 2008, payable May 23, 2008 to shareholders of record on May 9, 2008, fully diluted earnings per common share were $0.25 for the first quarter of 2008 as compared to $0.39 per common share from the same quarter of 2007.

During the first quarter of 2008, net interest income on a tax equivalent basis increased by $235 thousand from the fourth quarter of 2007 due to a $5.6 million decrease in interest expense, or a 33 basis point decrease in the cost of average interest bearing liabilities, partially offset by a $5.4 million decrease in interest income, or a 31 basis point decrease in the tax equivalent yield of average interest earning assets. The decline in yield on average interest earning assets was due, in part, to the immediate repricing of Valley’s floating rate commercial loans, home equity lines and short-term investments in response to the Federal Reserve’s three interest rate cuts totaling 200 basis points during the first quarter of 2008. Valley’s cost of total deposits (including non-interest bearing accounts) remained relatively low by industry standards at 2.18 percent for the first quarter of 2008 compared to 2.49 percent for the three months ended December 31, 2007. The decrease of 31 basis points was primarily due to lower rates on savings, NOW and money market accounts, and normal repricing of time deposit maturities at lower interest rates during the first quarter of 2008. Valley expects its cost of funds to continue to decline during the second quarter of 2008 as higher cost time deposits mature and reprice at lower rates.

The provision for credit losses was $4.0 million for the first quarter of 2008 compared to $4.9 million for the fourth quarter of 2007. The quarterly provision is the result of Valley’s quarterly analyses of the loan portfolio and, among other factors, reflects the increase in the size and rate of growth of the loan portfolio, the level of net loan charge-offs, delinquencies and the current economic environment.

Loans increased $171.3 million, or 8.1 percent on an annualized basis, to approximately $8.7 billion at March 31, 2008 from $8.5 billion at December 31, 2007. The linked quarter increase in loans is mainly comprised of increases in commercial mortgage, residential mortgage, automobile and commercial loans of $73.4 million, $65.7 million, $35.2 million and $21.0 million, respectively, partially offset by a $20.4 million decrease in non-auto consumer loans mainly comprised of home equity loans. Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams through Valley’s growing branch network.

Total investment securities remained relatively unchanged from December 31, 2007, totaling $2.9 billion at March 31, 2008. Within total investment securities, trading securities declined $309.6 million to $413.0 million at March 31, 2008 from $722.6 million at December 31, 2007, partly due to the maturity of certain short-term investments whose principal paydowns at the end of the period contributed to a $151.0 million increase in Federal funds sold from December 31, 2007. During the first quarter of 2008, Valley’s trading balances and activity declined as turbulence found throughout the financial markets limited asset/liability strategies that management could deploy at acceptable risk tolerances. While Valley did not invest in subprime mortgages and other forms of high risk financial instruments, the industry wide turmoil caused by such instruments directly impacted the pricing and availability of various financial instruments, including those which Valley may hold or trade in. Although, Valley’s subsidiary bank capital ratios were all above the “well capitalized” regulatory requirements at March 31, 2008, management expects its future purchase decisions for investment securities, as well as the balance sheet classification election at fair value for each security purchased, to be somewhat constrained during the remainder of 2008 as security pricing concerns persist as a result of the current credit market conditions and liquidity crisis.

During the quarter, deposits increased $321.6 million, or 15.9 percent on an annualized basis, to $8.4 billion at March 31, 2008 mainly due to a $232.2 million increase in time deposits. Lower cost savings, NOW, and money market accounts also increased $67.6 million and non-interest bearing accounts increased $21.8 million during the quarter. Much of the increases were due to deposit initiatives at Valley’s de novo branches during the period, as well as increased customer demand for deposit products in light of the turmoil in the current financial markets. Future deposit growth is expected to be dependent on earning asset demand combined with the rates dictated by market competition versus the cost of alternative funding sources.

Non-interest income for the first quarter of 2008 increased $16.8 million from $5.2 million for the quarter ended December 31, 2007 mainly due to a $17.9 million other-than-temporary impairment charge on perpetual preferred securities recognized during the linked quarter of 2007. Other non-interest income also increased $2.0 million from the 2007 period primarily due to the $1.6 million gain resulting from the mandatory redemption of Visa stock in connection with their initial public offering completed during the first quarter of

2008. Insurance premiums increased $934 thousand due to higher quarterly bonus commissions received from insurance carriers during the 2008 period. Net gains on trading securities decreased $1.7 million from a $1.3 million net gain for the quarter ended December 31, 2007 to a $404 thousand net loss for the quarter ended March 31, 2008 mainly due to the change in the mark-to-market adjustment on securities held as trading.

Non-interest expense increased $8.4 million, or 13.6 percent to $70.3 million for the first quarter of 2008 from $61.9 million for the linked quarter ended December 31, 2007. Other non-interest expense increased $4.4 million to $13.3 million for the quarter ended March 31, 2008 mainly due to a $2.8 million mark-to-market loss adjustment on trust preferred securities and Federal Home Loan Bank advances reported at fair value as compared to a $1.5 million mark-to-market gain adjustment for the quarter ended December 31, 2007. Salary and employee benefits increased $3.4 million due to higher payroll taxes during the current period as annual tax limits on employee income reduced such expenses in the fourth quarter of 2007, as well as a $935 thousand increase in stock award expense during the 2008 period mostly related to stock awards granted to retirement eligible employees. Professional and legal fees increased $2.2 million mainly due to a $1.7 million reduction in contingencies during the fourth quarter of 2007. Net occupancy and equipment expense increased $910 thousand from the linked quarter as Valley opened five additional de novo branches during the 2008 period and experienced normal seasonal increases in utilities and other maintenance expenses. Partially offsetting these increases, non-interest expense declined $2.3 million due to a goodwill impairment charge relating to Valley’s decision to sell its wholly owned broker-dealer subsidiary during the fourth quarter of 2007. The sale transaction was completed on March 31, 2008 and the transaction resulted in an immaterial loss for the first quarter of 2008.

For the three months ended March 31, 2008, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 13.25 percent and an annualized return on average assets (“ROA”) of 1.00 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 16.86 percent for the first quarter of 2008. The comparable ratios for the first quarter of 2007 were an annualized ROE of 21.57 percent, an annualized ROA of 1.63 percent, and an annualized ROATE of 27.99 percent.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Net income	$31,583	$49,434

Average shareholders’ equity	$953,240	$916,693
Less: Average goodwill and other intangible assets	(203,798)	(210,202)

Average tangible shareholders’ equity	$749,442	$706,491

Annualized ROATE	16.86%	27.99%

Valley’s management believes the ROATE measure provides information useful to management and investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

Net Interest Income

Net interest income on a tax equivalent basis decreased $742 thousand or 0.8 percent to $97.0 million for the first quarter of 2008 compared to the same quarter of 2007. The decrease from the first quarter of 2007 was mainly a result of a $3.1 million decrease in interest income from a 25 basis point decline in the yield on average interest earning assets, partly offset by a $2.4 million or 23 basis point decrease in funding costs on average interest bearing liabilities. Both of the declines resulted mainly from a decrease in short-term interest rates as the average target Federal funds rate decreased 203 basis points for the first quarter of 2008 compared to the same 2007 period.

For the first quarter of 2008, average loans increased $246.9 million or 3.0 percent, while average investment securities decreased $13.9 million or 0.5 percent over the same period in 2007. Compared to the fourth quarter of 2007, average loans increased by $177.6 million as Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams through Valley’s growing branch network. Average investment securities decreased $66.1 million as compared to the fourth quarter of 2007 due to normal principal paydowns, primarily on trading securities, reallocated to Federal funds sold as management thoroughly analyzed its investment alternatives due to turbulence in the financial markets during the period.

Average interest bearing liabilities for the quarter ended March 31, 2008 increased approximately $377.1 million or 4.0 percent compared with the same quarter of 2007. Compared to the fourth quarter of 2007, average interest bearing liabilities increased $275.4 million or 2.9 percent. Average long-term borrowings increased $428.7 million or 16.8 percent from the fourth quarter of 2007 as Valley increased its use of fixed rate Federal Home Loan Bank advances in the latter half of the fourth quarter of 2007 and matched them with the purchase of certain mortgage-backed securities. Average short-term borrowings declined $81.1 million from the linked quarter due to the maturity of $100.0 million in short-term Federal Home Loan Bank advances and a decline in Federal funds purchased. Average total interest bearing deposits decreased $72.2 million or 1.1 percent from the fourth quarter of 2007 mainly due to aggressive pricing by Valley’s competitors in the marketplace partially offset by deposit initiatives at Valley’s de novo branch locations, as well as customer demand for safe investment alternatives in the latter part of the first quarter of 2008 driven by the volatile financial markets.

Interest on loans, on a tax equivalent basis decreased $4.7 million or 3.4 percent for the first quarter of 2008 compared to the fourth quarter of 2007 mainly due to a 36 basis point decline in the tax equivalent yield on average loans and one less day as compared to the linked quarter. Interest from investments, on a tax equivalent basis, decreased $1.4 million for the three months ended March 31, 2008 compared to the quarter ended December 31, 2007 due to a 6 basis point decrease in the yield on average investments and lower average balances as management decreased its trading security positions in light of the current credit market conditions and carried higher Federal funds sold balances during the period.

Interest expense for the three months ended March 31, 2008 decreased $5.6 million or 6.5 percent compared to the quarter ended December 31, 2007 resulting mainly from a decrease in short-term interest rates as the average target Federal funds rate decreased 131 basis points from the linked quarter, and normal repricing of time deposits maturities at lower interest rates during the first quarter of 2008.

The following table reflects the components of net interest income for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2008			December 31, 2007			March 31, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,539,812	$135,638	6.35%	$8,362,192	$140,365	6.71%	$8,292,884	$138,983	6.70%
Taxable investments (3)	2,590,800	36,394	5.62	2,649,378	37,684	5.69	2,580,236	35,085	5.44
Tax-exempt investments (1)(3)	254,701	4,100	6.44	262,269	4,178	6.37	279,176	4,457	6.39
Federal funds sold and other interest bearing deposits	191,384	1,496	3.13	69,533	809	4.65	168,873	2,200	5.21

Total interest earning assets	11,576,697	177,628	6.14	11,343,372	183,036	6.45	11,321,169	180,725	6.39

Allowance for loan losses	(72,775)			(74,575)			(72,186)
Cash and due from banks	211,595			210,828			205,454
Other assets	867,749			916,869			711,815
Unrealized loss on securities available for sale	(813)			(15,951)			(7,263)

Total assets	$12,582,453			$12,380,543			$12,158,989

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,386,570	$14,065	1.66%	$3,407,805	$17,825	2.09%	$3,559,302	$19,418	2.18%
Time deposits	2,918,671	30,488	4.18	2,969,684	33,876	4.56	2,894,086	31,764	4.39

Total interest bearing deposits	6,305,241	44,553	2.83	6,377,489	51,701	3.24	6,453,388	51,182	3.17
Short-term borrowings	406,726	2,307	2.27	487,852	4,489	3.68	371,911	3,978	4.28
Long-term borrowings (4)	2,977,234	33,742	4.53	2,548,503	30,055	4.72	2,486,780	27,797	4.47

Total interest bearing liabilities	9,689,201	80,602	3.33	9,413,844	86,245	3.66	9,312,079	82,957	3.56

Non-interest bearing deposits	1,876,223			1,929,133			1,924,645
Other liabilities	63,789			90,122			5,572
Shareholders’ equity	953,240			947,444			916,693

Total liabilities and shareholders’ equity	$12,582,453			$12,380,543			$12,158,989

Net interest income/interest rate spread (5)		$97,026	2.81%		$96,791	2.79%		$97,768	2.83%

Tax equivalent adjustment		(1,444)			(1,473)			(1,596)

Net interest income, as reported		$95,582			$95,318			$96,172

Net interest margin (6)			3.30%			3.36%			3.40%
Tax equivalent effect			0.05			0.05			0.05

Net interest margin on a fully tax equivalent basis (6)			3.35%			3.41%			3.45%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2008 Compared with March 31, 2007
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$4,060	$(7,405)	$(3,345)
Taxable investments	144	1,165	1,309
Tax-exempt investments (1)	(394)	37	(357)
Federal funds sold and other interest bearing deposits	264	(968)	(704)

Total increase (decrease) in interest income	4,074	(7,171)	(3,097)

Interest Expense:
Savings, NOW and money market deposits	(904)	(4,449)	(5,353)
Time deposits	268	(1,544)	(1,276)
Short-term borrowings	343	(2,014)	(1,671)
Long-term borrowings and junior subordinated debentures	5,553	392	5,945

Total increase (decrease) in interest expense	5,260	(7,615)	(2,355)

(Decrease) increase in net interest income	$(1,186)	$444	$(742)

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the first quarter of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Trust and investment services	$1,768	$1,780
Insurance premiums	3,372	2,961
Service charges on deposit accounts	6,581	5,696
Gains on securities transactions, net	145	26
(Losses) gains on trading securities, net	(404)	5,428
Fees from loan servicing	1,252	1,390
Gains on sales of loans, net	333	1,671
Gains on sales of assets, net	93	16,373
Bank owned life insurance (“BOLI”)	3,240	2,127
Other	5,634	3,606

Total non-interest income	$22,014	$41,058

Non-interest income represented 11.1 percent and 18.6 percent of total interest income plus non-interest income for the first quarter of 2008 and 2007, respectively. Non-interest income decreased $19.0 million or 46.4 percent for the first quarter of 2008 compared with the same period in 2007 mainly due to a $16.4 million gain recognized on the sale of a Manhattan office building in the first quarter of 2007 and a $5.8 million decline in net gains on trading securities from the 2007 period.

Service charges on deposit accounts increased $885 thousand for the three months ended March 31, 2008 compared with the same period in 2007. Service charges on deposit accounts increased during the first three months of 2008 mainly due to better collection on overdraft fees and an increase in checking fees.

Net gains on trading securities decreased $5.8 million from a $5.4 million net gain for the quarter ended March 31, 2007 to a $404 thousand net loss for the quarter ended March 31, 2008 due to a smaller trading portfolio and relative price movements in the 2008 period.

Gains on sales of loans, net decreased $1.3 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to a higher mark-to-market gain adjustment for loans held for sale in the prior year, as Valley has elected to carry all of its loans held for sale at fair value under the fair value option provision of SFAS No. 159.

Gains on sales of assets, net decreased $16.3 million mainly due to an immediate gain recognized on the sale of a Manhattan office building in March 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings during the first quarter of 2007 as allowed under sale-leaseback accounting rules. The remaining deferred gain of $15.9 million is being amortized into earnings over the 20 year term of the lease.

BOLI income increased $1.1 million for the three months ended March 31, 2008 compared with the same period of 2007, primarily due to income generated from an additional BOLI investment of $75.0 million during the second quarter of 2007.

Other non-interest income increased $2.0 million for the quarter of 2008 compared with the same period in 2007 mainly due to a $1.6 million gain resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of the Visa Inc.’s initial public offering that occurred in March of 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Salary expense	$30,163	$28,528
Employee benefit expense	8,955	7,961
Net occupancy and equipment expense	13,481	12,016
Amortization of other intangible assets	1,746	1,924
Professional and legal fees	2,289	1,655
Advertising	376	936
Other	13,255	11,195

Total non-interest expense	$70,265	$64,215

Non-interest expense increased by $6.1 million, or 9.4 percent to approximately $70.3 million for the quarter ended March 31, 2008 from $64.2 million for the quarter ended March 31, 2007 partially due to the addition of nine de novo branches over the last twelve month period. The de novo branch openings expanded Valley’s branch network by over five percent as compared to the first quarter of 2007.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 59.75 percent and 46.79 percent for the three months ended March 31, 2008 and 2007, respectively. The increase is due to a decrease in non-interest income during the period mainly attributable to a gain of $16.4 million recognized on the sale of a Manhattan office building in the first quarter of 2007, an increase in non-interest expense as well as a decline in net interest income. Valley strives to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, Valley’s current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased $2.6 million, or 7.2 percent for the three months ended March 31, 2008 compared with the same period in 2007. The increase is mainly due to additional expenses incurred to support the expanded branch operations resulting from the de novo branches opened during the last twelve months, as well as higher stock-based incentive compensation, health care insurance and pension costs. Stock-based incentive compensation increased partly due to a $649 thousand increase in stock award expense immediately recognized for awards granted to several retirement eligible employees during the 2008 period.

Net occupancy expense increased $1.5 million, or 12.2 percent for the three months ended March 31, 2008 compared with the same period in 2007. The increase is largely due to the addition of nine de novo branches since March 31, 2007, including five new offices opened in the first quarter of 2008.

Other non-interest expense increased $2.1 million or 18.4 percent to $13.3 million for the quarter ended March 31, 2008 mainly due to a $2.8 million mark-to-market loss adjustment on Valley’s junior subordinated debentures issued to capital trust and a Federal Home Loan Bank advance reported at fair value compared to a $1.4 million mark-to-market loss adjustment for the quarter ended March 31, 2007. The remaining increase in other non-interest expense was primarily due to general increases caused by Valley’s de novo branching efforts since the 2007 period.

Income Taxes

Income tax expense was $11.7 million for the first quarter of 2008, reflecting an effective tax rate of 27.1 percent, compared with $21.7 million for the first quarter of 2007, reflecting an effective tax rate of 30.5 percent. The decrease in income tax expense compared to the first quarter of 2007 was primarily due to the higher marginal tax rates attributable to the gain on the sale of a Manhattan office building in the first quarter of 2007, which also increased the overall effective tax rate, and the decline in pre-tax income compared to the first quarter of 2007.

On April 23, 2008, the State of New York enacted new legislation which included a number of tax provisions that are effective for the calendar tax year beginning January 1, 2008 and that will have an impact on Valley. As a result, Valley anticipates an effective tax rate of approximately 28.0 percent for the year ending December 31, 2008, compared to 27.1 percent for the three months ended March 31, 2008. The projected rate is based upon management’s judgment regarding future results and could vary due to changes in income, tax planning strategies and federal or state income tax laws.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense is allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. Valley’s Wealth Management Division, comprised of trust, broker-dealer, asset management and insurance services, is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,059,710	$4,480,102	$3,036,885	$—	$11,576,697
Income (loss) before income taxes	16,654	19,425	16,364	(9,112)	43,331
Return on average interest earning assets (pre-tax)	1.64%	1.73%	2.16%	NA	1.50%

NA - not applicable

	Three Months Ended March 31, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,882,414	$4,410,470	$3,028,285	$—	$11,321,169
Income before income taxes	15,333	27,963	13,926	13,883	71,105
Return on average interest earning assets (pre-tax)	1.58%	2.54%	1.84%	NA	2.51%

NA - not applicable

Consumer Lending

The consumer lending portfolio is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The automobile loans within the portfolio have an average weighted life ranging from 24 to 30 months, which is relatively unaffected by movements in the market level of interest rates.

For the three months ended March 31, 2008, income before income taxes increased $1.3 million to $16.7 million, compared with the three months ended March 31, 2007. The return on average interest earning assets before income taxes increased to 1.64 percent compared with 1.58 percent for the prior year period. The increase was primarily due to the increase in net interest income, partially offset by higher provision for loan losses. Net interest income increased $3.2 million to $34.4 million when compared to $31.2 million for the same period last year, primarily as a result of a $177.3 million increase in average consumer lending balances and an increase on the average yield. The average yield on loans increased six basis points to 6.02 percent, while the interest expense associated with funding sources decreased 12 basis points to 2.63 percent.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the second half of 2007 and into the first quarter of 2008, the Federal Reserve has incrementally decreased short-term interest rates by a total of 300 basis points. The decreases in interest rates impacted the first quarter of 2008 results, as Valley’s prime rate moved downward in conjunction with each cut in the target federal funds rate.

For the three months ended March 31, 2008, income before income taxes decreased $8.5 million to $19.4 million compared with the three months ended March 31, 2007, primarily due to decreases in net interest income, non-interest income and an increase in non-interest expense. The return on average interest earning assets before income taxes was 1.73 percent compared with 2.54 percent for the prior year period. Average interest earning assets increased $69.6 million, while the average yield decreased 71 basis points to 6.48 percent primarily due to a decrease in Valley’s prime lending rate. The costs associated with funding sources decreased 12 basis points to 2.63 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments held within this portfolio are one of Valley’s least sensitive assets to changes in market interest rates, while the majority of the trading securities are relatively short-term securities and highly susceptible to changes in interest rates. Due to the daily repricing nature of federal funds sold, management considers the balance to be carried at fair value as of each reporting date. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment of investment securities classified as available for sale are reflected in the corporate and other adjustments segment.

For the three months ended March 31, 2008, income before income taxes increased $2.4 million to $16.4 million compared with the three months ended March 31, 2007, primarily due to increases in net interest income and non-interest income. The return on average interest earning assets before income taxes increased to 2.16 percent compared with 1.84 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased three basis points to 5.79 percent and the rate associated with funding sources decreased 12 basis points to 2.63 percent. Average investments increased $8.6 million from the 2007 period.

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

The income before income taxes for the corporate segment decreased $23.0 million to a loss of $9.1 million for the three months ended March 31, 2008 when compared with the $13.9 million income for the three months ended March 31, 2007. The decrease was primarily due to lower non-interest income and higher non-interest expense. The decrease in non-interest income was mainly attributable to a $16.4 million gain on the sale of a Manhattan office building and a decrease in mark-to-market gains of $8.4 million from the first quarter of 2007 primarily due to a decline in trading securities balances. Non-interest expense increased mainly due to higher operating expenses related to de novo branching, as well as an increase in stock-based compensation.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Valley’s success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of Valley’s interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate Valley’s sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for Valley, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. Valley has predominately focused on managing its interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities. With the adoption of SFAS No. 159, management has the fair value measurement option available for new financial assets, financial liabilities, and derivative transactions potentially entered into as part of its on-going interest rate risk management activities.

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2008. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2008.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2008. New interest earning asset and interest bearing liability originations and rate spreads are estimated utilizing Valley’s actual originations during the first quarter of 2008. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2008.

The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At March 31, 2008
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$11,773	3.02%
+1.00	8,580	2.20
(1.00)	(17,405)	(4.46)
(2.00)	(30,796)	(7.89)

In part due to Valley’s asset/liability mix and market competition driving the level of short-term interest rates on deposits, Valley is more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact Valley’s net interest income results and may increase or decrease the level of asset sensitivity of Valley’s balance sheet.

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

Liquidity

Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by management’s Asset/Liability Management Committee and the Investment Committee of the Board of Directors of VNB, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

VNB, Valley’s bank subsidiary, has no required regulatory liquidity ratios to maintain; however, it adheres to an internal policy which dictates the level of available liquidity, a ratio of loans to deposits and the total amount of non-core funding, which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances. The level of available liquidity is measured as the projected cash inflows and outflows of our major asset and liability categories over the next three month period. The projected available liquidity must be greater than 75 percent of total shareholders’ equity. The current policy also maintains that Valley may not have a ratio of loans to deposits in excess of 110 percent and non-core funding greater than 45 percent of total assets. At March 31, 2008, Valley was in compliance with the foregoing policy requirements.

On the asset side of the balance sheet, Valley has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled $2.7 billion at March 31, 2008 and $2.6 billion at December 31, 2007, both representing 23.0 percent of earning assets and 20.8 percent and 20.6 percent of total assets at March 31, 2008 and December 31, 2007, respectively. Of the $2.7 billion of liquid assets at March 31, 2008, approximately $1.5 billion of various investment securities were pledged to counter parties to support Valley’s earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.4 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.0 billion for the first quarter of 2008 and $7.1 billion for the year ended December 31, 2007, representing 60.1 percent and 62.9 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, VNB has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchases. While, at March 31, 2008, there were no firm lending commitments in place, management believes that VNB could borrow approximately $1.2 billion for a short time from these banks on a collective basis. VNB is also a member of the

Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity.

Valley has access to a variety of borrowing sources and uses both short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased by $174.5 million to $430.7 million at March 31, 2008 compared to $605.2 million at December 31, 2007 primarily due to decreases in FHLB advances and federal funds purchased. At March 31, 2008 and December 31, 2007, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	($ in thousands)
Commercial	$1,584,190	$1,563,150	$1,665,169	$1,517,184	$1,447,165

Total commercial loans	1,584,190	1,563,150	1,665,169	1,517,184	1,447,165

Construction	399,069	402,806	408,969	470,592	493,095
Residential mortgage	2,128,949	2,063,242	1,933,321	1,873,943	1,849,069
Commercial mortgage	2,443,719	2,370,345	2,282,669	2,262,290	2,281,871

Total mortgage loans	4,971,737	4,836,393	4,624,959	4,606,825	4,624,035

Home equity	542,162	554,830	554,859	555,306	560,577
Credit card	9,338	10,077	9,290	9,105	8,498
Automobile	1,483,067	1,447,838	1,433,178	1,391,801	1,280,809
Other consumer	76,990	83,933	83,009	99,920	119,313

Total consumer	2,111,557	2,096,678	2,080,336	2,056,132	1,969,197

Total loans*	$8,667,484	$8,496,221	$8,370,464	$8,180,141	$8,040,397

As a percent of total loans:
Commercial loans	18.3%	18.4%	19.9%	18.6%	18.0%
Mortgage loans	57.3%	56.9%	55.2%	56.3%	57.5%
Consumer loans	24.4%	24.7%	24.9%	25.1%	24.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $3.2 million, $3.5 million, $4.2 million, $5.0 million and $5.3 million, at March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

Loans increased $171.3 million or 8.1 percent on an annualized basis, to approximately $8.7 billion at March 31, 2008, as Valley experienced solid linked quarter growth in commercial mortgage, residential mortgage, automobile and commercial loans. Partially offsetting this growth were declines in non-auto consumer loans mainly comprised of home equity loans, and construction loans as the soft housing market continues to negatively impact new loan originations in these loan categories.

Commercial loans increased $21.0 million, or 5.4 percent on an annualized basis, from December 31, 2007 to approximately $1.6 billion at March 31, 2008 primarily due to drawdowns on existing commercial lines of credit and new commercial loan growth as Valley has benefited from the increased size of its commercial lending team.

Mortgage loans increased $135.3 million or 11.2 percent on an annualized basis, to approximately $5.0 billion at March 31, 2008 from a quarter ago, mainly due to increases in commercial mortgage and residential mortgage, partly offset by a slight decline in the construction loan portfolio. Residential mortgage loans increased $65.7 million or 12.7 percent on an annualized basis and commercial mortgage loans increased $73.4 million or 12.4 percent on an annualized basis during the linked quarter as Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams throughout Valley’s growing branch network.

Consumer loans increased $14.9 million to $2.1 billion at March 31, 2008 compared to the linked quarter mainly due to higher new automobile loan volumes, as Valley continued its efforts to expand the geographic presence of its indirect auto loan origination franchise. Valley’s current dealer network, includes Connecticut, Pennsylvania, Florida, New York and New Jersey.

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

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$7,796	$8,462	$5,373	$6,686	$2,949

Non-accrual loans	$31,832	$30,623	$29,908	$28,843	$29,069
Other real estate owned	233	609	832	1,055	560
Other repossessed assets	1,202	1,466	1,511	1,044	1,130

Total non-performing assets	$33,267	$32,698	$32,251	$30,942	$30,759

Troubled debt restructured loans	$7,744	$8,363	$8,782	$7,406	$5,718
Total non-performing loans as a % of loans	0.37%	0.36%	0.36%	0.35%	0.36%
Total non-performing assets as a % of loans	0.38%	0.38%	0.39%	0.38%	0.38%
Allowance for loans losses as a % of non-performing loans	229.07%	237.29%	241.28%	251.16%	251.81%

Non-accrual loans increased $1.2 million to $31.8 million at March 31, 2008 from $30.6 million at December 31, 2007. The increase was due to the addition of two commercial loan relationships to non-accrual loans as of March 31, 2008. No residential mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at March 31, 2008.

Loans 90 days or more past due and still accruing, which were excluded from the non-performing category, are also presented in the table above. These loans decreased $700 thousand to $7.8 million at March 31, 2008 from $8.5 million at December 31, 2007. Loans past due 90 days or more and still accruing include matured loans in the normal process of renewal which totaled approximately $2.2 million and $2.7 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, all of the loans 90 days or more past due and still accruing are generally well secured and in the process of collection. Valley cannot guarantee that the current low level of past due loans as compared to the total loan portfolio will continue. At March 31, 2008, no residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing interest.

Troubled debt restructured loans, in compliance with modified terms and not reported as past due or non-accrual, are presented in the table above. These loans decreased $619 thousand to $7.7 million at March 31, 2008 from $8.4 million at December 31, 2007. Restructured loans consist of nine commercial loans as of March 31, 2008.

Total loans past due in excess of 30 days were 0.93 percent of all loans at March 31, 2008 and 1.00 percent at December 31, 2007. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

During May of 2008, management determined that one performing commercial mortgage loan totaling approximately $24.8 million was a potential problem loan, not presented in the loan quality table above. A potential problem loan is defined as a performing loan for which management has serious doubts as to the ability or willingness of such borrower to comply with the present loan repayment terms and which may result in a non-performing loan. Although, management feels the potential problem loan (secured by two office buildings totaling 286,000 square feet located in New York City) is well-collateralized and the collateral currently has adequate cash flows to service the debt, there can be no assurance that Valley will not incur a loss related to the loan in the future.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

Allowance for Credit Losses

	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
	($ in thousands)
Average loans outstanding	$8,539,812	$8,362,192	$8,292,884

Beginning balance:
Allowance for credit losses	$74,935	$74,624	$74,718

Loans charged-off	(4,602)	(5,455)	(1,730)
Recoveries	697	902	635

Net charge-offs	(3,905)	(4,553)	(1,095)
Provision for credit losses	4,000	4,864	1,910

Ending balance:
Allowance for credit losses	$75,030	$74,935	$75,533

Components:
Allowance for loan losses	$72,917	$72,664	$73,200
Reserve for unfunded letters of credit	2,113	2,271	2,333

Allowance for credit losses	$75,030	$74,935	$75,533

Annualized net charge-offs as a percentage of average total loans	0.18%	0.22%	0.05%
Allowance for credit losses as a percentage of total loans	0.87%	0.88%	0.94%

At March 31, 2008, the allowance for credit losses totaled $75.0 million compared with $74.9 million at December 31, 2007. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $3.9 million for the three months ended March 31, 2008 compared with $4.6 million for three months ended December 31, 2007. The decrease in net loan charge-offs from the linked quarter is mainly due partial charge-offs totaling $1.9 million on one commercial loan and one commercial mortgage loan in the fourth quarter of 2007. The provision during the first quarter of 2008 reflects the increase in the loan portfolio, the current economic environment, and the level of net charge-off activity during the period.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2008 and December 31, 2007, shareholders’ equity totaled $958.8 million and $949.1 million, respectively, or approximately 7.4 percent of total assets at both dates. The increase in total shareholders’ equity for the first quarter of 2008 was the result of net income of $31.6 million (less cash dividends paid to shareholders of $25.2 million), treasury stock issued for stock-based compensation and a decrease in the accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at March 31, 2008 was a $99 thousand net unrealized gain on investment securities available for sale, net of deferred tax compared to a $778 thousand net unrealized loss, net of deferred tax at December 31, 2007. Also, included as a component of accumulated other comprehensive loss at March 31, 2008 was $12.2 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006.

On April 7, 2008, Valley declared a five percent stock dividend payable on May 23, 2008 to shareholders of record on May 9, 2008.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.9 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the first quarter of 2008.

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

Valley’s and VNB’s actual capital positions and ratios at March 31, 2008 and December 31, 2007, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of March 31, 2008
Total Risk-based Capital
Valley	$1,113,786	11.4%	$780,173	8.0%	$	N/A	N/A	%
VNB	1,061,142	10.9	778,137	8.0		972,671	10.0
Tier I Risk-based Capital
Valley	938,756	9.6	390,087	4.0		N/A	N/A
VNB	886,112	9.1	389,068	4.0		583,603	6.0
Tier I Leverage Capital
Valley	938,756	7.6	495,590	4.0		N/A	N/A
VNB	886,112	7.2	494,240	4.0		617,800	5.0

As of December 31, 2007
Total Risk-based Capital
Valley	1,103,971	11.4	778,015	8.0		N/A	N/A
VNB	1,075,279	11.1	775,848	8.0		969,810	10.0
Tier I Risk-based Capital
Valley	929,036	9.6	389,008	4.0		N/A	N/A
VNB	900,344	9.3	387,924	4.0		581,886	6.0
Tier I Leverage Capital
Valley	929,036	7.6	487,479	4.0		N/A	N/A
VNB	900,344	7.4	486,128	4.0		607,660	5.0

N/A - not applicable

As of March 31, 2008 and December 31, 2007, Valley’s capital position included $160 million of its outstanding trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at March 31, 2008 and December 31, 2007. See Note 12 for additional information.

Book value per share amounted to $7.61 at March 31, 2008 and $7.54 at December 31, 2007. Tangible book value per share amounted to $6.00 at March 31, 2008 and $5.92 at December 31, 2007. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2008	December 31, 2007
	(in thousands, except for share data)
Common shares outstanding	125,932,678	125,844,074

Shareholders’ equity	$958,772	$949,060
Less: Goodwill and other intangible assets	202,858	204,547

Tangible shareholders’ equity	$755,914	$744,513

Tangible book value per share	$6.00	$5.92

Valley’s management believes the tangible book value per share ratio provides information useful to management and investors in understanding the underlying operational performance of Valley, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 20.0 percent for the quarter ended March 31, 2008 compared with 51.2 percent for the quarter ended March 31, 2007. Cash dividends declared amounted to $0.20 per common share for the first quarter of 2008, equivalent to a dividend pay-out ratio per common share of 80.0 percent, compared with 48.8 percent for the same period in 2007. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 30 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

Valley’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of Valley’s management, have evaluated the effectiveness of Valley’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, Valley’s CEO and CFO have concluded that Valley’s disclosure controls and procedures are effective.

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuits noted below, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

Three companies, Synovus Bank of Tampa Bay (“Synovus”) (formerly known as United Bank and Trust Company), American Express Travel Related Services Company (“American Express”), and Discover Financial Services (“Discover”) filed lawsuits against Valley in the United States District Court, Southern District of New York. Each plaintiff alleges or alleged, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley obtained summary judgment against Synovus in February 2007 and Synovus filed an appeal. Synovus dismissed its appeal against Valley on November 16, 2007 concluding that case. During the third quarter of 2007, American Express withdrew its lawsuit, without prejudice, against Valley. The Discover lawsuit remains active as of March 31, 2008 with both Valley and Discover having filed motions for summary judgment. Valley believes it has meritorious defenses to the Discover action as well as the American Express action, if reinstated, but Valley cannot ensure that it will prevail in such litigation or be able to settle such litigations for an immaterial amount.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers:

	Issuer Purchases of Equity Securities
Period	Total Number of shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)(2)
1/1/2008 - 1/31/2008	—	$—	—	3,383,335
2/1/2008 - 2/29/2008	—	—	—	3,383,335
3/1/2008 - 3/31/2008	—	—	—	3,383,335

Total	—		—

(1)	Share data reflects the five percent common stock dividend declared on April 7, 2008 to be issued on May 23, 2008 to shareholders of record on May 9, 2008.
(2)	On January 17, 2007, Valley publicly announced its intention to repurchase 3,858,750 outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2008.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 9, 2008	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2008	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer