Form 10-Q
period 2008-06-30
VALLEY NATIONAL BANCORP
filed 2008-08-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 134,828,546 shares were outstanding as of August 6, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$277,208	$218,896
Interest bearing deposits with banks	9,473	9,569
Federal funds sold	36,300	9,000
Investment securities:
Held to maturity, fair value of $605,708 at June 30, 2008 and $548,353 at December 31, 2007	651,156	556,113
Available for sale	1,864,696	1,606,410
Trading securities	67,457	722,577

Total investment securities	2,583,309	2,885,100

Loans held for sale, at fair value	4,162	2,984

Loans	9,044,095	8,496,221
Less: Allowance for loan losses	(73,729)	(72,664)

Net loans	8,970,366	8,423,557

Premises and equipment, net	235,645	227,553
Bank owned life insurance	279,758	273,613
Accrued interest receivable	54,699	56,578
Due from customers on acceptances outstanding	5,574	8,875
Goodwill	179,735	179,835
Other intangible assets, net	22,003	24,712
Other assets	329,486	428,687

Total Assets	$12,987,718	$12,748,959

Liabilities
Deposits:
Non-interest bearing	$1,973,667	$1,929,555
Interest bearing:
Savings, NOW and money market	3,463,390	3,382,474
Time	2,935,346	2,778,975

Total deposits	8,372,403	8,091,004

Short-term borrowings	432,560	605,154
Long-term borrowings (includes fair value of $41,359 for a Federal Home Loan Bank advance at December 31, 2007)	2,949,152	2,801,195
Junior subordinated debentures issued to capital trust, at fair value	162,969	163,233
Bank acceptances outstanding	5,574	8,875
Accrued expenses and other liabilities	113,729	130,438

Total Liabilities	12,036,387	11,799,899

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 190,886,088 shares; issued 128,493,557 shares at June 30, 2008 and 128,503,294 shares at December 31, 2007	45,287	43,185
Surplus	879,360	879,892
Retained earnings	125,906	104,225
Accumulated other comprehensive loss	(37,435)	(12,982)
Treasury stock, at cost (2,517,682 common shares at June 30, 2008 and 2,659,220 common shares at December 31, 2007)	(61,787)	(65,260)

Total Shareholders’ Equity	951,331	949,060

Total Liabilities and Shareholders’ Equity	$12,987,718	$12,748,959

*	Share data reflects a five percent common stock dividend issued on May 23, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$134,613	$139,588	$270,242	$278,535
Interest and dividends on investment securities:
Taxable	36,065	32,477	70,207	65,525
Tax-exempt	2,470	2,910	5,135	5,807
Dividends	2,345	1,993	4,597	4,030
Interest on federal funds sold and other short-term investments	406	4,188	1,902	6,388

Total interest income	175,899	181,156	352,083	360,285

Interest Expense
Interest on deposits:
Savings, NOW, and money market	11,155	19,216	25,220	38,634
Time	27,162	33,143	57,650	64,907
Interest on short-term borrowings	2,212	4,522	4,519	8,500
Interest on long-term borrowings and junior subordinated debentures	32,792	28,494	66,534	56,291

Total interest expense	73,321	85,375	153,923	168,332

Net Interest Income	102,578	95,781	198,160	191,953
Provision for credit losses	5,800	2,388	9,800	4,298

Net Interest Income after Provision for Credit Losses	96,778	93,393	188,360	187,655

Non-Interest Income
Trust and investment services	1,744	1,841	3,512	3,621
Insurance premiums	2,264	2,803	5,636	5,764
Service charges on deposit accounts	7,041	6,946	13,622	12,642
(Losses) gains on securities transactions, net	(958)	44	(813)	70
Trading (losses) gains, net	(301)	(121)	(3,492)	3,905
Fees from loan servicing	1,195	1,394	2,447	2,784
Gains on sales of loans, net	391	2,691	724	4,362
Losses (gains) on sales of assets, net	(8)	230	85	16,603
Bank owned life insurance	2,905	2,888	6,145	5,015
Other	3,681	3,687	9,315	7,293

Total non-interest income	17,954	22,403	37,181	62,059

Non-Interest Expense
Salary expense	30,138	29,152	60,301	57,680
Employee benefit expense	6,897	7,478	15,852	15,439
Net occupancy and equipment expense	12,775	12,698	26,256	24,714
Amortization of other intangible assets	1,402	1,866	3,148	3,790
Professional and legal fees	1,897	1,412	4,186	3,067
Advertising	341	806	717	1,742
Other	10,509	10,179	20,977	19,972

Total non-interest expense	63,959	63,591	131,437	126,404

Income Before Income Taxes	50,773	52,205	94,104	123,310
Income tax expense	9,290	12,526	21,038	34,197

Net Income	$41,483	$39,679	$73,066	$89,113

Earnings Per Common Share:*
Basic	$0.33	$0.31	$0.58	$0.70
Diluted	0.33	0.31	0.58	0.70
Cash Dividends Declared Per Common Share*	0.20	0.20	0.40	0.40
Weighted Average Number of Common Shares Outstanding:*
Basic	125,954,880	126,305,781	125,923,025	126,619,527
Diluted	126,068,172	126,816,438	126,041,018	127,141,695

*	Share data reflects a five percent common stock dividend issued on May 23, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$73,066	$89,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,407	8,280
Amortization of compensation costs pursuant to long-term stock incentive plans	3,271	2,564
Provision for credit losses	9,800	4,298
Net amortization of premiums and accretion of discounts on securities	(187)	251
Amortization of other intangible assets	3,148	3,790
Losses (gains) on securities transactions, net	813	(70)
Proceeds from sales of loans held for sale	35,246	270,318
Gains on loans held for sale, net	(724)	(4,362)
Origination of loans held for sale	(35,700)	(21,843)
Gains on sales of assets, net	(85)	(16,603)
Change in fair value of junior subordinated debentures and a Federal Home Loan Bank advance carried at fair value	930	(1,321)
Net change in trading securities	655,120	302,031
Net increase in cash surrender value of bank owned life insurance	(6,145)	(5,015)
Net decrease (increase) in accrued interest receivable and other assets	120,612	(20,696)
Net (decrease) increase in accrued expenses and other liabilities	(20,033)	11,372

Net cash provided by operating activities	846,539	622,107

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,545	28
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	377,782	79,886
Purchases of investment securities available for sale	(685,321)	(390,433)
Purchases of investment securities held to maturity	(179,153)	(32,874)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	84,169	54,491
Net increase in loans made to customers	(556,609)	(111,551)
Purchases of bank owned life insurance	—	(75,000)
Proceeds from sales of assets	700	35,070
Purchases of assets	(16,114)	(25,133)

Net cash used in investing activities	(967,001)	(465,516)

Cash flows from financing activities:
Net increase (decrease) in deposits	281,399	(155,182)
Net (decrease) increase in short-term borrowings	(172,594)	89,795
Advances of long-term borrowings	400,000	40,000
Repayments of long-term borrowings	(253,237)	(40,227)
Redemption of junior subordinated debentures	—	(20,000)
Dividends paid to common shareholders	(50,355)	(49,527)
Purchases of common shares to treasury	—	(28,528)
Common stock issued, net of cancellations	765	1,193

Net cash provided by (used in) financing activities	205,978	(162,476)

Net increase (decrease) in cash and cash equivalents	85,516	(5,885)
Cash and cash equivalents at beginning of period	237,465	419,149

Cash and cash equivalents at end of period	$322,981	$413,264

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$155,187	$172,484
Cash paid during the period for federal and state income taxes	30,051	41,601
Non-cash items:*
Transfer of investment securities available for sale to trading securities	$—	820,532
Transfer of investment securities held to maturity to trading securities	—	498,949
Transfer of loans to loans held for sale	—	254,356

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On May 23, 2008, Valley issued a five percent common stock dividend to shareholders of record on May 9, 2008. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (in thousands)	$41,483	$39,679	$73,066	$89,113

Basic weighted-average number of common shares outstanding	125,954,880	126,305,781	125,923,025	126,619,527
Plus: Common stock equivalents	113,292	510,657	117,993	522,168

Diluted weighted-average number of common shares outstanding	126,068,172	126,816,438	126,041,018	127,141,695

Earnings per share:
Basic	$0.33	$0.31	$0.58	$0.70
Diluted	0.33	0.31	0.58	0.70

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market value during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled 2.7 million and 1.2 million for the three months ended June 30, 2008 and 2007, respectively, and 2.7 million and 449 thousand for the six months ended June 30, 2008 and 2007, respectively.

Note 3. Stock –Based Compensation

Valley has one active employee stock option plan (the “1999 Long-Term Stock Incentive Plan”), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.9 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. At June 30, 2008, approximately 1.8 million shares remain available for issuance under the plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.1 million during both the three months ended June 30, 2008 and 2007, and $3.2 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the unrecognized amortization expense for all stock-based employee compensation totaled $10.1 million and will be recognized over the remaining vesting period of approximately five years.

For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds with remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience. The fair value of each option is recognized as compensation expense over the requisite service period of the award, usually the option’s stated vesting period.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted during the six months ended June 30, 2008 and 2007:

	2008	2007
Risk-free interest rate	3.4 - 5.1%	4.5 - 5.2%
Dividend yield	4.3	3.3
Volatility	21.0	20.0
Expected term (in years)	7.3	7.1

Note 4. Comprehensive Income

Valley’s components of other comprehensive income (loss) include unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative financial instruments, and the unfunded portion of its various employee, officer and director pension plans, net of tax.

The following table shows each component of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$41,483	$39,679	$73,066	$89,113

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	(26,340)	(10,414)	(25,376)	5,941
Net change in prior service cost and net loss for pension plans	264	—	264	—
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	169	—	169	—
Less reclassification adjustment for gains and losses included in net income	577	(27)	490	(44)

Other comprehensive (loss) income	(25,330)	(10,441)	(24,453)	5,897

Total comprehensive income	$16,153	$29,238	$48,613	$95,010

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

Dispositions

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The transaction did not materially impact Valley’s financial position or results of operation during 2008 and 2007, and has not been presented as discontinued operations on Valley’s consolidated financial statements.

Subsequent Event

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock and warrants. Valley issued approximately 918 thousand warrants to purchase Valley’s common stock at $19.01 per share which are exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

The transaction is expected to generate approximately $117 million in goodwill and $9 million in core deposit intangibles subject to amortization beginning July 1, 2008. Greater Community Bank was merged into VNB as of the acquisition date.

Note 6. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on Valley’s accounting for business combinations on or after such date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for Valley on January 1, 2009 and is not expected to have a significant impact on Valley’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on Valley’s financial statements.

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

Management believes Valley’s adoption of SFAS No. 159 for certain financial instruments provides the users of its financial statements with transparent and relevant financial information that provides better insight into Valley’s risk management activities. Traditionally, risk management activities conducted by management, including divesture of certain financial instruments and application of hedging strategies, have been viewed and judged by the users of Valley’s financial statements based on historical cost data, although management’s actions are based on the same data at fair value. Application of SFAS No. 159 and its disclosure requirements for financial instruments elected to be carried at fair value expands the transparency of risk management activities and eliminates or reduces the obstacles presented by complex accounting standards related to hedging investment securities and other financial instruments.

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

The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,864,696	$80,642	$1,784,054	$—
Trading securities	67,457	—	67,457	—
Loans held for sale (1)	4,162	—	4,162	—
Other assets (2)	6,340	—	6,340	—

Total assets	$1,942,655	$80,642	$1,862,013	$—

Liabilities:
Junior subordinated debentures issued to capital trusts (3)	$162,969	$—	$162,969	$—
Other liabilities (2)	440	—	440	—

Total liabilities	$163,409	$—	$163,409	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.2 million at June 30, 2008.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $164.9 million at June 30, 2008.

SFAS No. 159 Fair Value Elections

Loans held for sale. Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. Management continues to fair value and sell most of its 15-year fixed rate conforming loans as part of its plan to manage interest rate risk. Dependent upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein are addressed in the estimate of fair value for each loan based upon delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. For the three and six months ended June 30, 2008 and 2007, non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trust. Management has designated the fair value option for Valley’s junior subordinated debentures with a total principal balance of $164.9 million at an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for the debentures, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date and call date. Management believes that fair value measurement of instruments with such call features provides the users of Valley’s financial statements with a clearer view of the impact of current market conditions on the value of the debt. Such information is used by management in its asset/liability management process to evaluate actions with respect to these instruments. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three and six months ended June 30, 2008 and 2007. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007 require certain assets, including goodwill, certain impaired loans, loan servicing rights, core deposits, other intangible assets and other long-lived assets, such as other real estate owned, to be reduced to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred on these assets during the three and six months ended June 30, 2008 and 2007.

The following table presents the amount of gains and losses from fair value changes included in non-interest income for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2008 and 2007:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
		(in thousands)
Assets:
Available for sale securities	(Losses) gains on securities transactions, net (1)	$(1,383)	$—	$(1,737)	$—
Trading securities	Trading (losses) gains, net	(2,158)	(2,845)	(2,562)	2,583
Loans held for sale	Gains on sales of loans, net (2)	391	2,691	724	4,362

Liabilities:
Long-term borrowings (3)	Trading (losses) gains, net (4)	(122)	340	(1,194)	340
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	1,979	2,384	264	982

		$(1,293)	$2,570	$(4,505)	$8,267

(1)	These losses represent other-than-temporary impairment charges on available for sale securities which were recognized within the (losses) gains on securities transactions, net category on the consolidated statements of income.
(2)	For six months ended June 30, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of SFAS No. 159). At June 30, 2008, all loans held for sale were carried at fair value.
(3)	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value under SFAS No. 159 which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at June 30, 2008.
(4)	For six months ended June 30, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the six months ended June 30, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	June 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$24,957	$—	$(139)	$24,818	$—	$—	$—	$—
Obligations of states and political subdivisions	209,164	1,386	(982)	209,568	230,201	2,159	(150)	232,210
Mortgage-backed securities	73,412	67	(1,866)	71,613	52,073	14	(823)	51,264
Corporate and other debt securities	343,623	673	(44,587)	299,709	273,839	2,124	(11,084)	264,879

Total investment securities held to maturity	$651,156	$2,126	$(47,574)	$605,708	$556,113	$4,297	$(12,057)	$548,353

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads). The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2008 was 138 compared to 67 at December 31, 2007. The unrealized losses reported on obligations of states and political subdivisions all relate to securities with investment grade ratings and are believed by management to have been caused not by credit risk, but changes in interest rates, and the losses reported for mortgage-backed securities relate primarily to securities issued by Fannie Mae and private institutions, while unrealized losses reported in corporate and other debt securities mainly consist of single issuer bank trust preferred securities. Management does not believe that any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the table above until maturity.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	June 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$125,264	$594	$(1,305)	$124,553	$330,312	$1,112	$(205)	$331,219
Obligations of states and political subdivisions	39,426	822	(10)	40,238	42,840	992	(4)	43,828
Mortgage-backed securities	1,561,038	4,797	(27,471)	1,538,364	1,049,012	7,711	(7,127)	1,049,596
Corporate and other debt securities	91,542	174	(16,042)	75,674	88,266	1,009	(3,987)	85,288
Equity securities	89,869	208	(4,210)	85,867	97,401	554	(1,476)	96,479

Total investment securities available for sale	$1,907,139	$6,595	$(49,038)	$1,864,696	$1,607,831	$11,378	$(12,799)	$1,606,410

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2008 was 184 compared to 168 at December 31, 2007. The unrealized losses for U.S. Treasury securities and other government agencies are on notes issued by Fannie Mae and Freddie Mac and the unrealized losses reported on mortgage-backed securities relate primarily to securities issued by Fannie Mae, Freddie Mac and private institutions. The unrealized losses for corporate and other debt securities relate mainly to single issuer bank trust preferred securities. The unrealized losses for equity securities are mainly comprised of preferred stock issued by Freddie Mac and Fannie Mae and common stock issued by various financial institutions. Management does not believe that any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Valley has the intent and ability to hold these investment securities until market price recovery or maturity.

For the three and six months ended June 30, 2008, Valley recognized other-than-temporary impairment charges of $1.4 million and $1.7 million, respectively, on securities classified as available for sale. For the six month period, the impairment charges relate to two Freddie Mac investment grade perpetual preferred securities and four financial institution common stocks. These impairment losses relate to equity securities in which management believes their market prices will not recover in the near term due to current market conditions and other factors. Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. These securities continue to pay dividends and their valuations could normalize to their original cost basis over the course of future market cycles. There were no impairment losses recorded for the three or six months ended June 30, 2007.

Corporate and other debt securities within the investment securities held to maturity and available for sale tables above include two and one pooled trust preferred securities, respectively, principally issued by banks, with a combined amortized cost of $27.0 million and a fair value of $17.7 million at June 30, 2008. These securities are performing in accordance with contractual terms and Valley has the ability and intent to hold these securities until maturity. At June 30, 2008, one pooled bank trust preferred security classified as available for sale with an amortized cost of $18.0 million had an investment grade rating of AAA and two pooled bank trust preferred securities classified as held to maturity with an amortized cost of $9.0 million had an investment grade rating of A. The Moody’s rating agency has recently placed the two securities with an investment rating of A on negative credit watch while they evaluate the current rating for possible downgrade. At June 30, 2008, no other-than-temporary impairment was recorded for these securities, as each of the three securities had projected cash flows in excess of their future contractual principal and interest payments.

The fair values of trading securities at June 30, 2008 and December 31, 2007 were as follows:

TRADING SECURITIES

	June 30, 2008	December 31, 2007
	(in thousands)
U.S. Treasury securities and other government agencies	$24,903	$224,945
Obligations of states and political subdivisions	—	2,803
Mortgage-backed securities	—	28,959
Corporate and other debt securities	42,554	465,870

Total trading securities	$67,457	$722,577

Interest income on trading securities totaled $2.3 million and $14.3 million for the three months ended June 30, 2008 and 2007, respectively, and $6.4 million and $30.8 million for the six months ended June 30, 2008 and 2007, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit *:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	($ in thousands)
Balance at December 31, 2006	$19,854	$54,537	$57,020	$50,086	$181,497
Goodwill from business combinations	648	—	—	—	648
Goodwill impairment	(2,310)	—	—	—	(2,310)

Balance at December 31, 2007	18,192	54,537	57,020	50,086	179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)

Balance at June 30, 2008	$18,092	$54,537	$57,020	$50,086	$179,735

*	Valley’s Wealth Management Division is comprised of trust, broker-dealer, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. No impairment losses on goodwill were incurred in the three or six months ended June 30, 2008 and 2007.

The following table summarizes other intangible assets as of June 30, 2008 and December 31, 2007:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2008
Loan servicing rights	$68,801	$(57,972)	$10,829
Core deposits	30,701	(21,175)	9,526
Other	5,792	(4,144)	1,648

Total other intangible assets	$105,294	$(83,291)	$22,003

December 31, 2007
Loan servicing rights	$68,827	$(56,636)	$12,191
Core deposits	30,701	(19,977)	10,724
Other	6,395	(4,598)	1,797

Total other intangible assets	$105,923	$(81,211)	$24,712

Loan servicing rights are amortized using the amortization method permitted under SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset by stratum for impairment based on fair value at each reporting date. At each reporting date, if the book value of a loan servicing stratum exceeds its fair value, an impairment charge is charged to earnings for the amount of the book value over fair value and a valuation allowance is established. For the three and six months ended June 30, 2008, Valley recognized a valuation allowance recovery of $90 thousand and an impairment charge of $126 thousand, respectively. Loan servicing rights had a valuation allowance totaling $126 thousand at June 30, 2008. No impairment or valuation allowance was recorded for the loan servicing rights during the three or six months ended June 30, 2007.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 11 years. The “Other” category consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley recognized amortization expense on other intangible assets of $3.1 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2008	$1,578	$1,105	$135
2009	2,590	2,013	267
2010	1,969	1,738	266
2011	1,500	1,464	234
2012	1,026	1,190	217
Thereafter	2,166	2,016	529

Total	$10,829	$9,526	$1,648

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,212	$1,158	$2,441	$2,316
Interest cost	1,187	1,094	2,374	2,188
Expected return on plan assets	(1,474)	(1,342)	(2,948)	(2,684)
Amortization of prior service cost	136	136	273	273
Amortization of net loss	91	66	181	131

Net periodic pension expense	$1,152	$1,112	$2,321	$2,224

Valley expects to contribute approximately $5.0 million to the qualified plan during the remainder of 2008 based on actuarial assumptions.

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $194.9 million as of June 30, 2008. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit at June 30, 2008, $108.6 million, or 55.7 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $768 thousand liability recorded as of June 30, 2008 relating to the standby letters of credit.

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to the Trust at fair value in accordance with SFAS No. 159. For the three months ended June 30, 2008 and 2007, net trading losses (gains) include gains of $2.0 million and $2.4 million, respectively, and for the six months ended June 30, 2008 and 2007, net trading losses (gains) include gains of $264 thousand and $982 thousand, respectively, for the changes in fair value of the junior subordinated debentures issued to the Trust.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by the Trust as of June 30, 2008 and December 31, 2007:

	VNB Capital Trust I
	June 30, 2008	December 31, 2007
	($ in thousands)
Junior Subordinated Debentures:
Carrying value	$162,969	$163,233
Contractual principal balance	$164,948	$164,948
Annual interest rate	7.75%	7.75%
Stated maturity date: December 15, 2031
Initial Call date: November 7, 2006

Trust Preferred Securities:
Face value	$160,000	$160,000
Annual distribution rate	7.75%	7.75%
Issuance date: November 2001
Distribution dates *: Quarterly

*	All cash distributions are cumulative.

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

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at June 30, 2008 and December 31, 2007. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2008 and December 31, 2007, 100% of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of June 30, 2008 and December 31, 2007, the interest rate swap had a fair value of $440 thousand and $424 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. No material hedge ineffectiveness existed on the interest rate swap during the three and six months ended June 30, 2008 and 2007.

Cash Flow Hedge

On April 30, 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. The caps are used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that have variable interest rates based on an effective federal funds rate less 25 basis points.

At June 30, 2008, the interest rate caps had a combined fair value of $6.3 million included in other assets. For the three and six months ended June 30, 2008, other comprehensive income includes a $173 thousand change in net unrealized gains on the cash flow hedges, net of taxes. Amounts reported in accumulated other comprehensive income related to the interest rate caps are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. For the three and six months ended June 30, 2008, the change in net unrealized gains on the cash flow hedges reflect a reclassification of approximately $7 thousand from accumulated other comprehensive income to interest expense.

For the three and six months ended June 30, 2008, Valley recognized a loss of less than $1 thousand in other expense for hedge ineffectiveness on the interest rate caps.

Note 14. Income Taxes

Income tax expense was $9.3 million for the second quarter of 2008 compared with $12.5 million for the second quarter of 2007, reflecting effective tax rates of 18.3 percent and 24.0 percent, respectively. The decrease was primarily due to a reduction in Valley’s deferred tax asset valuation allowance of $6.5 million during the second quarter of 2008 resulting from a tax planning strategy allowing the use of certain capital loss carryforwards, partially offset by increased state taxes caused by tax law changes in the State of New York during 2008.

Income tax expense was $21.0 million for the six months ended June 30, 2008 compared with $34.2 million for the same period in 2007, reflecting effective tax rates of 22.4 percent and 27.7 percent, respectively. The decrease was mainly due to the higher 2007 marginal tax rates attributable to a gain on the sale of a Manhattan office building, a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008 and a decline in pre-tax income compared to the 2007 period, partially offset by increased state taxes caused by tax law changes in the State of New York during 2008.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	Unanticipated changes in the financial markets and the resulting unanticipated effects on financial instruments in Valley’s investment portfolio;

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	the inability to realize expected cost savings and synergies from the acquisition of Greater Community in the amounts and timeframe anticipated;

•	material adverse changes in Valley’s operations or earnings;

•	unanticipated difficulties relating to the systems integration of Greater Community;

•	the inability to retain Greater Community’s customers or employees;

•	a decline in the economy in Valley’s primary market areas, mainly in New Jersey and New York;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility; and

•	the inability to successfully implement new lines of business or new products and services.

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

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $179.7 million at June 30, 2008 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Executive Summary

Valley’s credit quality and capital levels remained solid during the second quarter of 2008, while many other financial institutions continue to struggle with credit issues and may be forced to raise additional capital. Valley’s total loans past due in excess of 30 days were 0.82 percent of its total loan portfolio of $9.0 billion as of June 30, 2008, which was an improvement of 0.11 percent from 0.93 percent at March 31, 2008. Loans past due 90 days or more and still accruing increased $3.4 million to $11.2 million, or 0.12 percent of total loans at June 30, 2008 compared to $7.8 million, or 0.09 percent at March 31, 2008 due to a $3.4 million increase in matured performing loans in the normal process of renewal. Valley’s non-performing assets totaled 0.40 percent of total loans at June 30, 2008. This represents an increase of 0.02 percent compared to 0.38 percent one quarter ago. Valley’s management strives to maintain superior credit quality through its conservative loan underwriting policy; however, due to the current credit market conditions and the potential for further recessionary pressure in 2008, management cannot predict that Valley’s loan portfolio will continue to perform at levels experienced during the six months ended June 30, 2008. See “Non-performing Assets” section at page 39 for further analysis of Valley’s credit quality.

Valley National Bank’s capital ratios were all above the “well capitalized” regulatory requirements as of June 30, 2008 and management anticipates no change in Valley’s regular quarterly cash dividend to common shareholders during the remainder of 2008.

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”) with approximately $1.0 billion in total assets. The addition of Greater Community’s 16 full-service branches in northern New Jersey expanded Valley’s branch network to 193 locations and strengthened Valley’s position within this very competitive and desirable market. Management anticipates no change in the level of cost savings forecasted for this in-market transaction. Full systems integration into Valley is expected to be completed by August 31, 2008 and management believes that it will be a relatively seamless transition for all of Greater Community’s former customers.

Net income was $41.5 million for the second quarter of 2008 compared to $39.7 million for the second quarter of 2007. The increase in net income was mainly attributable to a $6.8 million increase in net interest income and a $3.2 million decline in income tax expense, partially offset by an increase in the provision for credit losses and a decrease in total non-interest income. Adjusting for a five percent common stock dividend issued on May 23, 2008, fully diluted earnings per common share were $0.33 for the second quarter of 2008 as compared to $0.31 per common share from the same quarter of 2007.

During the second quarter of 2008, net interest income on a tax equivalent basis increased by $6.9 million from the first quarter of 2008 due to a $7.3 million decrease in interest expense, or a 40 basis point decrease in the cost of average interest bearing liabilities, partially offset by a $393 thousand decrease in interest income, or a 20 basis point decrease in the tax equivalent yield of average interest earning assets. The declines in funding costs and the yield on average interest earning assets resulted mainly from a decrease in interest rates as the average target federal funds rate decreased 114 basis points from the linked quarter in response to four rate cuts by the Federal Reserve totaling 225 basis points over the first six months of 2008.

Valley’s cost of total deposits (including non-interest bearing accounts) remained relatively low by industry standards at 1.83 percent for the second quarter of 2008 compared to 2.18 percent for the three months ended March 31, 2008. The decrease of 35 basis points was primarily due to lower rates on savings, NOW and money market accounts, and normal repricing of time deposit maturities at lower interest rates during the second quarter of 2008.

The provision for credit losses was $5.8 million for the second quarter of 2008 compared to $4.0 million for the first quarter of 2008. The quarterly provision is the result of Valley’s quarterly analyses of the loan portfolio and, among other factors, reflects the increase in the size and rate of growth of the loan portfolio, the level of net loan charge-offs, delinquencies and the current economic environment.

Loans increased $376.6 million, or 17.4 percent on an annualized basis, to approximately $9.0 billion at June 30, 2008 from $8.7 billion at March 31, 2008. The linked quarter increase in loans is mainly comprised of increases in commercial mortgage, residential mortgage, commercial, automobile and other consumer loans of $120.9 million, $99.2 million, $96.1 million, $48.5 million and $15.8 million, respectively, partially offset by a $4.2 million decrease in home equity loans. Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams through Valley’s growing branch network.

Total investment securities decreased $295.5 million to $2.6 billion at June 30, 2008 from $2.9 billion at March 31, 2008 mainly due to a decline in trading securities. During the first six months of 2008, Valley’s trading balances and activity declined as turbulence found throughout the financial markets limited asset/liability strategies that management could deploy at acceptable risk tolerances, as well as the need to fund strong loan growth during the same period. Management expects that purchases of investment securities, as well as use of the fair value election, will be somewhat constrained during the remainder of 2008 as security pricing concerns persist as a result of the current credit market conditions.

Valley holds preferred stocks in Fannie Mae and Freddie Mac within its available for sale securities portfolio. After other-than-temporary impairment charges of $17.9 million ($10.4 million after-taxes) and $1.0 million ($595 thousand after-taxes) in the fourth quarter of 2007 and the six months ended June 30, 2008, respectively, these securities have a cost basis of $79.3 million at June 30, 2008, of which $45.0 million are Freddie Mac and $34.3 million are Fannie Mae securities. The net unrealized losses on these securities totaled $3.5 million, pre-tax, at June 30, 2008. Recent news reports and concerns in the marketplace have resulted in significant volatility in the share prices of Fannie Mae and Freddie Mac common and preferred equity securities, including the securities held by Valley. Although the U.S. government has pledged support to these two government-sponsored entities (which own or guarantee approximately $5.2 trillion of the $11.0 trillion in total U.S. home mortgage debt outstanding), it is unclear whether this support will extend to their preferred shareholders. Valley believes the recent declines in market value are temporary, however, Valley cannot guarantee that it will not need to record additional impairment charges in future periods if market values do not recover in the future.

The investment portfolio also includes three pooled trust preferred securities, principally issued by banks, with a combined amortized cost of $27.0 million and a fair value of $17.7 million at June 30, 2008. These securities are performing in accordance with contractual terms and Valley has the ability and intent to hold these securities until maturity. At June 30, 2008, one pooled bank trust preferred security classified as available for sale with an amortized cost of $18.0 million had an investment grade rating of AAA and two pooled bank trust preferred securities classified as held to maturity with an amortized cost of $9.0 million had an investment grade rating of A. The Moody’s rating agency has recently placed the two securities with an investment rating of A on negative credit watch while they evaluate the current rating for possible downgrade. At June 30, 2008, no other-than-temporary impairment was recorded for these securities, as each of the three securities had projected cash flows in excess of their future contractual principal and interest payments.

During the quarter, deposits decreased $40.2 million, or 1.9 percent on an annualized basis, to approximately $8.4 billion at June 30, 2008 mainly due to a $75.9 million decrease in time deposits as high yielding certificates of deposit matured. Offsetting the decrease in time deposits, non-interest bearing accounts increased $22.3 million and lower cost savings, NOW, and money market accounts increased $13.3 million during the quarter. Much of the increases continue to come from deposit initiatives at Valley’s de novo branches, as well as increased customer demand for such products in light of the turmoil in the current financial markets. Future deposit growth is expected to be dependent on earning asset demand combined with the rates dictated by market competition versus the cost of alternative funding sources.

Non-interest income for the second quarter of 2008 decreased approximately $1.2 million to $18.0 million for the three months ended June 30, 2008 from $19.2 million for the quarter ended March 31, 2008. Other non-interest income decreased $2.0 million from the first quarter of 2008 mainly due to a $1.6 million gain in the prior quarter resulting from the mandatory redemption of a portion of the Class B Visa (member bank) shares as part of the Visa Inc. initial public offering that occurred in March of 2008. Insurance premiums declined $1.1 million in the second quarter due to higher quarterly bonus commissions received from insurance carriers during the first quarter of 2008. Net gains on securities transactions also declined $1.1 million during the second quarter mainly due to Valley’s recognition of an other-than-temporary impairment charge of $1.4 million ($841 thousand after-taxes) on equity securities issued by two financial institutions and one Freddie Mac preferred security. Partially offsetting these decreases, net trading losses declined $2.9 million from the linked first quarter of 2008 mainly due to the change in the fair value of Valley’s junior subordinated debentures carried at fair value.

Non-interest expense decreased $3.5 million, or 5.2 percent to $64.0 million for the second quarter of 2008 from $67.5 million for the linked quarter ended March 31, 2008. Salary and employee benefits decreased $2.1 million mainly due to a $1.0 million decrease in stock award expense during the second quarter of 2008 mostly related to the immediate expense recognized for awards granted to several retirement eligible employees during the first quarter of 2008, as well as a decline in payroll taxes. Net occupancy and equipment expense also decreased $706 thousand from the linked quarter as Valley experienced normal seasonal declines in utilities and other maintenance expenses.

For the three months ended June 30, 2008, Valley achieved an annualized return on average shareholders’ equity (“ROE”) of 17.20 percent and an annualized return on average assets (“ROA”) of 1.28 percent which includes intangible assets. Valley’s annualized return on average tangible shareholders’ equity (“ROATE”) was 21.76 percent for the second quarter of 2008. The comparable ratios for the second quarter of 2007 were an annualized ROE of 16.98 percent, an annualized ROA of 1.30 percent, and an annualized ROATE of 21.89 percent.

ROATE, which is a non-GAAP financial measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Net income	$41,483	$39,679	$73,066	$89,113

Average shareholders’ equity	$964,914	$934,727	$959,077	$925,760
Less: Average goodwill and other intangible assets	(202,410)	(209,714)	(203,104)	(209,956)

Average tangible shareholders’ equity	$762,504	$725,013	$755,973	$715,804

Annualized ROATE	21.76%	21.89%	19.33%	24.90%

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

Net Interest Income

Net interest income on a tax equivalent basis increased $6.5 million or 6.7 percent to $103.9 million for the second quarter of 2008 compared to the same quarter of 2007. The increase from the second quarter of 2007 was mainly a result of a $12.1 million or 74 basis point decline in funding costs on average interest bearing liabilities, partially offset by a $5.5 million decrease in interest income from a 53 basis point decline in the yield on average interest earning assets. Both of the declines resulted mainly from a decrease in short-term interest rates as the average target federal funds rate decreased 317 basis points for the second quarter of 2008 compared to the same 2007 period.

For the second quarter of 2008, average loans increased $715.8 million or 8.7 percent and average investment securities increased $165.1 million or 5.9 percent as compared to the second quarter of 2007. Compared to the first quarter of 2008, average loans increased by $357.2 million, as Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams through Valley’s growing branch network. Average investment securities increased $122.9 million as compared to the first quarter of 2008, while average federal funds sold and other interest bearing deposits declined $116.2 million as management reallocated Federal funds sold positions during the period to higher yielding investment securities.

Average interest bearing liabilities for the quarter ended June 30, 2008 increased approximately $718.9 million or 7.7 percent compared with the same quarter of 2007. Compared to the first quarter of 2008, average interest bearing liabilities increased $335.1 million or 3.5 percent. Average total interest bearing deposits increased $155.0 million or 2.5 percent from the first quarter of 2008 mainly due to deposit initiatives at Valley’s de novo branch locations, as well as customer demand for safe investment alternatives driven by the volatile financial markets, partially offset by maturing higher cost certificates of deposits which have not renewed at lower interest rates during the period. Average short-term borrowings increased $149.1 million from the linked quarter due to an increase in average federal funds purchased and securities sold under agreements to repurchase. Average long-term borrowings increased $31.0 million from the first quarter of 2008 as Valley has moderately increased its use of long-term fixed rate Federal Home Loan Bank advances in the current low interest rate environment.

Interest on loans, on a tax equivalent basis decreased $1.0 million or 0.8 percent for the second quarter of 2008 compared to the first quarter of 2008 due to a 30 basis point decline in the tax equivalent yield on average loans as compared to the linked quarter, partially offset by a higher average balance caused by organic loan growth.

Interest from investments, on a tax equivalent basis, increased $1.7 million for the three months ended June 30, 2008 compared to the quarter ended March 31, 2008 due to higher average balances as management reinvested federal funds sold balances into higher yielding investment securities during the second quarter of 2008.

Interest expense for the three months ended June 30, 2008 decreased $7.3 million or 9.0 percent compared to the quarter ended March 31, 2008 resulting mainly from a decrease in short-term interest rates as the average target Federal funds rate decreased 114 basis points from the linked quarter, and normal repricing of time deposits maturities at lower interest rates during the second quarter of 2008.

The net interest margin on a fully tax equivalent basis for the second quarter of 2008 increased 3 basis points from 3.45 percent in the second quarter of 2007, and increased 13 basis points from the linked first quarter of 2008. The increases resulted largely from a continued decline in Valley’s cost of funds during the second quarter as higher cost time deposits matured and repriced at lower interest rates.

The following table reflects the components of net interest income for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2008			March 31, 2008			June 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,897,004	$134,619	6.05%	$8,539,812	$135,638	6.35%	$8,181,248	$139,622	6.83%
Taxable investments (3)	2,723,835	38,410	5.64	2,590,800	36,394	5.62	2,525,972	34,470	5.46
Tax-exempt investments (1)(3)	244,551	3,800	6.22	254,701	4,100	6.44	277,274	4,477	6.46
Federal funds sold and other interest bearing deposits	75,138	406	2.16	191,384	1,496	3.13	315,440	4,188	5.31

Total interest earning assets	11,940,528	177,235	5.94	11,576,697	177,628	6.14	11,299,934	$182,757	6.47

Allowance for loan losses	(73,258)			(72,775)			(74,133)
Cash and due from banks	212,584			211,595			214,139
Other assets	901,798			867,749			769,120
Unrealized loss on securities available for sale	(21,421)			(813)			(13,270)

Total assets	$12,960,231			$12,582,453			$12,195,790

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,479,046	$11,155	1.28%	$3,386,570	$14,065	1.66%	$3,503,061	$19,216	2.19%
Time deposits	2,981,166	27,162	3.64	2,918,671	30,488	4.18	2,898,393	33,143	4.57

Total interest bearing deposits	6,460,212	38,317	2.37	6,305,241	44,553	2.83	6,401,454	52,359	3.27
Short-term borrowings	555,799	2,212	1.59	406,726	2,307	2.27	419,937	4,522	4.31
Long-term borrowings (4)	3,008,249	32,792	4.36	2,977,234	33,742	4.53	2,483,966	28,494	4.59

Total interest bearing liabilities	10,024,260	73,321	2.93	9,689,201	80,602	3.33	9,305,357	$85,375	3.67

Non-interest bearing deposits	1,893,688			1,876,223			1,938,035
Other liabilities	77,369			63,789			17,671
Shareholders’ equity	964,914			953,240			934,727

Total liabilities and shareholders’ equity	$12,960,231			$12,582,453			$12,195,790

Net interest income/interest rate spread (5)		$103,914	3.01%		$97,026	2.81%		$97,382	2.80%

Tax equivalent adjustment		(1,336)			(1,444)			(1,601)

Net interest income, as reported		$102,578			$95,582			$95,781

Net interest margin (6)			3.44%			3.30%			3.39%
Tax equivalent effect			0.04			0.05			0.06

Net interest margin on a fully tax equivalent basis (6)			3.48%			3.35%			3.45%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trust which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2008 and 2007:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$8,718,408	$270,257	6.20%	$8,236,758	$278,605	6.76%
Taxable investments (3)	2,657,318	74,804	5.63	2,552,954	69,555	5.45
Tax-exempt investments (1)(3)	249,626	7,900	6.33	278,220	8,934	6.42
Federal funds sold and other interest bearing deposits	133,261	1,902	2.85	242,561	6,388	5.27

Total interest earning assets	11,758,613	354,863	6.04	11,310,493	363,482	6.43

Allowance for loan losses	(73,017)			(73,165)
Cash and due from banks	212,090			209,820
Other assets	884,774			740,626
Unrealized loss on securities available for sale	(11,117)			(10,283)

Total assets	$12,771,343			$12,177,491

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,432,808	$25,220	1.47%	$3,531,026	$38,634	2.19%
Time deposits	2,949,919	57,650	3.91	2,896,251	64,907	4.48

Total interest bearing deposits	6,382,727	82,870	2.60	6,427,277	103,541	3.22
Short-term borrowings	481,263	4,519	1.88	396,057	8,500	4.29
Long-term borrowings (4)	2,992,742	66,534	4.45	2,485,365	56,291	4.53

Total interest bearing liabilities	9,856,732	153,923	3.12	9,308,699	168,332	3.62

Non-interest bearing deposits	1,884,956			1,931,377
Other liabilities	70,578			11,655
Shareholders’ equity	959,077			925,760

Total liabilities and shareholders’ equity	$12,771,343			$12,177,491

Net interest income/interest rate spread (5)		$200,940	2.92%		$195,150	2.81%

Tax equivalent adjustment		(2,780)			(3,197)

Net interest income, as reported		$198,160			$191,953

Net interest margin (6)			3.37%			3.39%
Tax equivalent effect			0.05			0.06

Net interest margin on a fully tax equivalent basis (6)			3.42%			3.45%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trust which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2008 Compared with June 30, 2007			Six Months Ended June 30, 2008 Compared with June 30, 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$11,612	$(16,615)	$(5,003)	$15,731	$(24,079)	$(8,348)
Taxable investments	2,763	1,177	3,940	2,895	2,354	5,249
Tax-exempt investments (1)	(513)	(164)	(677)	(907)	(127)	(1,034)
Federal funds sold and other interest bearing deposits	(2,127)	(1,655)	(3,782)	(2,225)	(2,261)	(4,486)

Total increase (decrease) in interest income	11,735	(17,257)	(5,522)	15,494	(24,113)	(8,619)

Interest Expense:
Savings, NOW and money market deposits	(131)	(7,930)	(8,061)	(1,047)	(12,367)	(13,414)
Time deposits	923	(6,904)	(5,981)	1,183	(8,440)	(7,257)
Short-term borrowings	1,150	(3,460)	(2,310)	1,544	(5,525)	(3,981)
Long-term borrowings and junior subordinated debentures	5,772	(1,474)	4,298	11,297	(1,054)	10,243

Total increase (decrease) in interest expense	7,714	(19,768)	(12,054)	12,977	(27,386)	(14,409)

Increase in net interest income	$4,021	$2,511	$6,532	$2,517	$3,273	$5,790

(1)	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Trust and investment services	$1,744	$1,841	$3,512	$3,621
Insurance premiums	2,264	2,803	5,636	5,764
Service charges on deposit accounts	7,041	6,946	13,622	12,642
(Losses) gains on securities transactions, net	(958)	44	(813)	70
Trading (losses) gains, net	(301)	(121)	(3,492)	3,905
Fees from loan servicing	1,195	1,394	2,447	2,784
Gains on sales of loans, net	391	2,691	724	4,362
(Losses) gains on sales of assets, net	(8)	230	85	16,603
Bank owned life insurance	2,905	2,888	6,145	5,015
Other	3,681	3,687	9,315	7,293

Total non-interest income	$17,954	$22,403	$37,181	$62,059

Non-interest income represented 9.3 percent and 9.6 percent of total interest income plus non-interest income for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2008, non-interest income decreased $4.4 million and $24.9 million, respectively, compared with the same periods in 2007.

Insurance premiums decreased $539 thousand, or 19.2 percent to $2.3 million for the second quarter of 2008 compared with the same period in 2007 due to higher sales volume during the second quarter of 2007.

Service charges on deposit accounts increased $980 thousand, or 7.8 percent to $13.6 million for the six months ended June 30, 2008 compared with the same period in 2007 mainly due to better collection of overdraft fees and an increase in checking fees.

Gains on securities transactions, net decreased $1.0 million and $883 thousand, respectively, for the three and six months ended June 30, 2008 compared with the same periods in 2007 mainly due to a recognition of an other-than-temporary impairment charge of $1.4 million on equity securities issued by two financial institutions and one Freddie Mac government sponsored perpetual callable preferred security during the second quarter of 2008. The decrease was partially offset by gains on sales of equity securities.

Trading gains, net decreased $7.4 million for the six months ended June 30, 2008 compared to the same period in 2007 mainly due to a mark-to-market adjustment on the trading securities portfolio and a $1.2 million loss realized on one fixed Federal Home Loan Bank advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008.

Gains on sales of loans, net decreased $2.3 million and $3.6 million, respectively, for the three and six months ended June 30, 2008, compared to the same periods in 2007. Both decreases were primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during the second quarter of 2007 that Valley elected to carry at fair value under SFAS No. 159.

Gains on sales of assets, net decreased $16.5 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in March of 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings during the first quarter of 2007 as allowed under sale-leaseback accounting rules. The remaining deferred gain of $15.9 million is being amortized into earnings over the 20 year term of the lease.

BOLI income increased $1.1 million, or 22.5 percent for the six months ended June 30, 2008 compared with the same period of 2007, primarily due to income generated from an additional BOLI investment of $75.0 million during the second quarter of 2007.

Other non-interest income increased $2.0 million for the six months ended June 30, 2008 compared with the same period in 2007 mainly due to a $1.6 million gain resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of the Visa Inc.’s initial public offering that occurred in March of 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Salary expense	$30,138	$29,152	$60,301	$57,680
Employee benefit expense	6,897	7,478	15,852	15,439
Net occupancy and equipment expense	12,775	12,698	26,256	24,714
Amortization of other intangible assets	1,402	1,866	3,148	3,790
Professional and legal fees	1,897	1,412	4,186	3,067
Advertising	341	806	717	1,742
Other	10,509	10,179	20,977	19,972

Total non-interest expense	$63,959	$63,591	$131,437	$126,404

Non-interest expense increased by $368 thousand, or 0.6 percent for the three months ended June 30, 2008 compared with the same period in 2007, and increased $5.0 million, or 4.0 percent for the six months ended June 30, 2008 compared with the same period in 2007. The increases are partially due to the addition of ten de novo branches over the last twelve month period, including eight in the first half of 2008. The de novo branch openings expanded Valley’s branch network by almost six percent as compared to June 30, 2007.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Valley’s efficiency ratio was 53.1 percent and 55.8 percent for the three and six months ended June 30, 2008, respectively, compared with 53.8 percent and 49.8 percent for the same periods in 2007. For the six month period, the increase in the efficiency ratio is primarily due to lower non-interest income in 2008 compared to 2007 mainly attributable to a gain of $16.4 million recognized on the sale of a Manhattan office building in the first quarter of 2007 and a $7.4 million decrease in net trading gains, and an increase in non-interest expense, partially offset by an increase in net interest income. Valley strives to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, Valley’s current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense remained relatively flat for the three months ended June 30, 2008 compared with the same period in 2007, and increased $3.0 million, or 4.1 percent for the six months ended June 30, 2008 compared with the same period in 2007. The increase in the year-to-date period is mainly due to additional expenses incurred to support the de novo branches opened during the last twelve months, as well as higher stock-based incentive compensation. Stock-based incentive compensation increased $627 thousand due to higher stock award expense immediately recognized for awards granted to several retirement eligible employees during the first quarter of 2008 as compared to the 2007 period.

Net occupancy expense remained relatively flat for the three months ended June 30, 2008 compared with the same period in 2007 and increased $1.5 million, or 6.2 percent for the six months ended June 30, 2008 compared with the same period in 2007. The increase in the year-to-date period is due to higher overall facility expenses caused by the addition of de novo branches since June 30, 2007.

Professional and legal fees increased $485 thousand, or 34.3 percent for the three months ended June 30, 2008 compared with the same period in 2007, and increased $1.1 million, or 36.5 percent for the six months ended June 30, 2008 compared with the same period in 2007. Both increases were partly due to general increases in advisory fees caused by organizational growth.

Advertising expense decreased $1.0 million, or 58.8 percent for the six months ended June 30, 2008 compared with the same period of 2007 mainly due to fewer Valley branding promotions during the 2008 period.

Other non-interest expense remained relatively flat for the three months ended June 30, 2008 compared with the same period in 2007, and increased $1.0 million, or 5.0 percent for the six months ended June 30, 2008 compared with the same period in 2007. The increase was primarily due to increases in general expenses caused by Valley’s de novo branching efforts during the last twelve months. Significant components of other non-interest expense include data processing, telephone, service fees, debit card fees, postage, stationery, insurance, and title search fees.

Income Taxes

Income tax expense was $9.3 million for the second quarter of 2008 compared with $12.5 million for the second quarter of 2007, reflecting effective tax rates of 18.3 percent and 24.0 percent, respectively. The decrease was primarily due to a reduction in Valley’s deferred tax asset valuation allowance of $6.5 million during the second quarter of 2008 resulting from a tax planning strategy allowing the use of certain capital loss carryforwards, partially offset by increased state taxes caused by tax law changes in the State of New York during 2008.

Income tax expense was $21.0 million for the six months ended June 30, 2008 compared with $34.2 million for the same period in 2007, reflecting effective tax rates of 22.4 percent and 27.7 percent, respectively. The decrease was mainly due to the higher 2007 marginal tax rates attributable to a gain on the sale of a Manhattan office building, a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008 and a decline in pre-tax income compared to the 2007 period, partially offset by increased state taxes caused by tax law changes in the State of New York during 2008. Without the reduction in the deferred tax asset valuation allowance, the effective tax rate would have been 29.3 percent for the six months ended June 30, 2008.

For the third and fourth quarters of 2008, Valley anticipates that its effective tax rate will approximate 29 percent as compared to 22.4 percent for the six months ended June 30, 2008. The rate is projected based upon management’s judgment regarding future results and could vary due to changes in income tax planning strategies and federal and state income tax laws.

Business Segments

Valley has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. Valley’s Wealth Management Division, comprised of trust, asset management, insurance, and broker-dealer services (Valley’s broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for Valley’s four segments for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,189,681	$4,707,323	$3,043,524	$—	$11,940,528
Income (loss) before income taxes	15,750	19,990	20,175	(5,142)	50,773
Return on average interest earning assets (pre-tax)	1.50%	1.70%	2.65%	N/A	1.70%

N/A—not applicable

	Three Months Ended June 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,804,805	$4,376,443	$3,118,686	$—	$11,299,934
Income (loss) before income taxes	16,305	26,711	15,537	(6,348)	52,205
Return on average interest earning assets (pre-tax)	1.71%	2.44%	1.99%	N/A	1.85%

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

For the three months ended June 30, 2008, income before income taxes decreased $555 thousand to $15.8 million compared with the three months ended June 30, 2007. The return on average interest earning assets before income taxes decreased to 1.50 percent compared with 1.71 percent for the prior year period. The decrease resulted from an increase in the provision for loan losses and internal transfer expense, partially offset by an increase in net interest income. Net interest income increased $7.0 million to $37.9 million when compared to $30.9 million for the same period last year, primarily as a result of a $384.9 million increase in average consumer lending balances and a decrease in funding costs, partially offset by a decrease in the average yield on loans. The interest yield on loans decreased 15 basis points to 5.93 percent for the three months ended June 30, 2008 from 6.08 percent for the prior year period, while the interest expense associated with funding sources decreased 53 basis points to 2.31 percent for the three months ended June 30, 2008 from 2.84 percent for the prior year period.

Commercial Lending

The commercial lending portfolio is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the last twelve months, the Federal Reserve has incrementally decreased short-term interest rates by a total of 325 basis points. The decreases in interest rates impacted the results for the three months ended June 30, 2008, as Valley’s prime rate moved downward in conjunction with each cut in the target federal funds rate.

For the three months ended June 30, 2008, income before income taxes decreased $6.7 million to $20.0 million compared with the three months ended June 30, 2007, primarily due to a decrease in net interest income and an increase in non-interest expense. The return on average interest earning assets before income taxes was 1.70 percent compared with 2.44 percent for the prior year period. Average interest earning assets increased $330.9 million, while the average yield decreased 126 basis points to 6.02 percent primarily due to a decrease in Valley’s prime lending rate. The costs associated with funding sources decreased 53 basis points to 2.31 percent.

Investment Management

The investment management portfolio is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments held within this portfolio are one of Valley’s least sensitive assets to changes in market interest rates. Due to the daily repricing nature of federal funds sold, management considers the balance to approximate fair value as of each reporting date. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment of investment securities are reflected in the corporate and other adjustments segment.

For the three months ended June 30, 2008, income before income taxes increased $4.6 million to $20.2 million compared with the three months ended June 30, 2007, primarily due to an increase in net interest income and a decrease in internal transfer expense. The return on average interest earning assets before income taxes increased to 2.65 percent compared with 1.99 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased three basis points to 5.83 percent and the rate associated with funding sources decreased 53 basis points to 2.31 percent. Average investments decreased $75.2 million from $3.1 billion in the 2007 period mainly caused by a decline in short-term trading securities held due to current market conditions.

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

The loss before income taxes for the corporate segment decreased $1.2 million to $5.1 million for the three months ended June 30, 2008 when compared with a $6.3 million loss for the three months ended June 30, 2007. The decrease was primarily due to higher net interest income and internal transfer income, partially offset by an increase in non-interest expense. The increase in net interest income was mainly due to a decrease in interest expense that was attributable to Valley’s early redemption of $41.2 million in junior subordinated debentures during the second half of 2007. Non-interest expense increased mainly due to increases in general expenses related to de novo branching.

The following tables present the financial data for Valley’s four segments for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,124,679	$4,593,729	$3,040,205	$—	$11,758,613
Income (loss) before income taxes	32,404	39,415	36,539	(14,254)	94,104
Return on average interest earning assets (pre-tax)	1.57%	1.72%	2.40%	N/A	1.60%

N/A—not applicable

	Six Months Ended June 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,843,395	$4,393,363	$3,073,735	$—	$11,310,493
Income before income taxes	31,638	54,674	29,463	7,535	123,310
Return on average interest earning assets (pre-tax)	1.65%	2.49%	1.92%	N/A	2.18%

N/A—not applicable

Consumer Lending

For the six months ended June 30, 2008, income before income taxes increased $766 thousand to $32.4 million, compared with the six months ended June 30, 2007. Net interest income increased $10.2 million to $72.3 million when compared to $62.1 million for the same period last year, primarily as a result of a $281.3 million increase in average consumer lending balances and a decrease in funding costs, partially offset by a decrease in average yield on loans. The interest yield on loans decreased four basis points to 5.98 percent for the six months ended June 30, 2008 from 6.02 percent for the prior year period, while the interest expense associated with funding sources decreased 32 basis points to 2.47 percent for the six months ended June 30, 2008 from 2.79 percent for the prior year period. The return on average interest earning assets before income taxes decreased to 1.57 percent compared with 1.65 percent for the prior year period. The decrease resulted from a higher provision for loan losses and internal transfer expense, partially offset by an increase in net interest income.

Commercial Lending

For the six months ended June 30, 2008, income before income taxes decreased $15.3 million to $39.4 million compared with the six months ended June 30, 2007, primarily due to a decrease in net interest income and an increase in non-interest expense. The average yield on loans decreased 100 basis points to 6.24 percent as a result of a decrease in Valley’s prime lending rate, while a $200.4 million increase in average interest earning assets helped partially mitigate the impact of the Federal Reserve’s cut of short-term rates. The return on average interest earning assets before income taxes was 1.72 percent compared with 2.49 percent for the prior year period. The costs associated with funding sources decreased 32 basis points to 2.47 percent.

Investment Management

For the six months ended June 30, 2008, income before income taxes increased $7.1 million to $36.5 million compared with the six months ended June 30, 2007, primarily due to an increase in net interest income and non-interest income and a decrease in internal transfer expense. The return on average interest earning assets before income taxes increased to 2.40 percent compared with 1.92 percent for the prior year period. The average yield on investments, which includes federal funds sold, increased three basis points to 5.81 percent and the costs associated with funding sources decreased 32 basis points to 2.47 percent. Average investments decreased $33.5 million from the 2007 period mainly due to a decline in trading securities.

Corporate Segment

The income before income taxes for the corporate segment decreased $21.8 million to a loss of $14.3 million for the six months ended June 30, 2008 when compared with income of $7.5 million for the six months ended June 30, 2007. The decrease was primarily due to lower non-interest income and higher non-interest expense, partially offset by higher internal transfer income and an increase in net interest income. The decrease in non-interest income was primarily due to a $16.4 million gain on the sale of a Manhattan office building in the first quarter of 2007 and a decline in net trading gains during the 2008 period. The increase in net interest income was mainly due to a decrease in interest expense that was attributable to Valley’s early redemption of $41.2 million in junior subordinated debentures during the second half of 2007.

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

Valley uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2008. The model assumes changes in interest rates without any proactive change in the composition of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2008. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Valley’s simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2008. New interest earning assets and interest bearing liability originations and rate spreads are estimated utilizing Valley’s actual originations during the second quarter of 2008. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2008.

The following table reflects management’s expectations of the change in Valley’s net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At June 30, 2008
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$618	0.15%
+1.00	1,265	0.31
(1.00)	248	0.06
(2.00)	(13,731)	(3.31)

At June 30, 2008, the asset sensitivity of Valley’s balance sheet declined due, in part, to a reduction in short-term trading securities and federal funds sold positions, which combined decreased $469.2 million and $627.8 million from March 31, 2008 and December 31, 2007, respectively. Management’s decision to reduce these balances resulted from asset/liability management strategies based upon the current level of interest rates, market risk (i.e., price volatility of trading securities), loan portfolio growth, as well as other factors. Valley is more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. The likelihood of a 200 basis point decrease in interest rates as of June 30, 2008 was considered to be remote given current interest rate levels. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact Valley’s net interest income results and may increase or decrease the level of asset sensitivity of Valley’s balance sheet.

As of June 30, 2008, the effect of a 200 basis point increase in interest rates on Valley’s derivative holdings would result in a $2.4 million positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on Valley’s derivative holdings would result in a $478 thousand negative variance in net interest income. See Note 13 – Derivative Instruments and Hedging Activities for further information on Valley’s derivative transactions.

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

Convexity is a measure of how the duration of a bond changes as market interest rates change. Potential movements in the convexity of bonds held in Valley’s investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact to Valley’s net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on Valley’s net interest income.

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

VNB, Valley’s bank subsidiary, has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that Valley may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At June 30, 2008, Valley was in compliance with the foregoing policies.

On the asset side of the balance sheet, Valley has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled $2.3 billion at June 30, 2008 and $2.6 billion at December 31, 2007, representing 19.6 percent and 23.0 percent of earning assets and 17.6 percent and 20.6 percent of total assets at June 30, 2008 and December 31, 2007, respectively. Of the $2.3 billion of liquid assets at June 30, 2008, approximately $1.6 billion of various investment securities were pledged to counter parties to support Valley’s earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.5 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side, Valley utilizes multiple sources of funds to meet liquidity needs. Valley’s core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.0 billion for the second quarter of 2008 and $7.1 billion for the year ended December 31, 2007, representing 59.9 percent and 62.9 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by Valley’s need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, VNB has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchases. While, at June 30, 2008, there were no firm lending commitments in place, management believes that VNB could borrow approximately $1.2 billion for a short time from these banks on a collective basis. VNB is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity.

Valley has access to a variety of borrowing sources and uses both short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased by $172.6 million to $432.6 million at June 30, 2008 compared to $605.2 million at December 31, 2007 primarily due to decreases in FHLB advances and federal funds purchased. At June 30, 2008 and December 31, 2007, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I. These cash needs are routinely satisfied by dividends collected from its subsidiary bank, along with cash flows from investment securities held at the holding company. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to VNB Capital Trust I, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program, purchase preferred securities issued by VNB Capital Trust I (and extinguish the corresponding junior subordinating debentures), or call for early redemption all, or part, of its junior subordinated debentures at their stated par value. The cash required for these activities can be met by using its own funds, dividends received from its subsidiary bank, VNB, as well as borrowed funds.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	($ in thousands)
Commercial	$1,680,337	$1,584,190	$1,563,150	$1,665,169	$1,517,184

Construction	399,279	399,069	402,806	408,969	470,592
Residential mortgage	2,228,197	2,128,949	2,063,242	1,933,321	1,873,943
Commercial mortgage	2,564,605	2,443,719	2,370,345	2,282,669	2,262,290

Total mortgage loans	5,192,081	4,971,737	4,836,393	4,624,959	4,606,825

Home equity	537,913	542,162	554,830	554,859	555,306
Credit card	9,459	9,338	10,077	9,290	9,105
Automobile	1,531,537	1,483,067	1,447,838	1,433,178	1,391,801
Other consumer	92,768	76,990	83,933	83,009	99,920

Total consumer	2,171,677	2,111,557	2,096,678	2,080,336	2,056,132

Total loans*	$9,044,095	$8,667,484	$8,496,221	$8,370,464	$8,180,141

As a percent of total loans:
Commercial loans	18.6%	18.3%	18.4%	19.9%	18.6%
Mortgage loans	57.4%	57.3%	56.9%	55.2%	56.3%
Consumer loans	24.0%	24.4%	24.7%	24.9%	25.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $3.0 million, $3.2 million, $3.5 million, $4.2 million and $5.0 million at June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007, and June 30, 2007, respectively.

During the quarter, loans increased $376.6 million or 17.4 percent on an annualized basis to over $9.0 billion at June 30, 2008 primarily due to solid linked quarter growth in the commercial mortgage, residential mortgage, commercial, and automobile loans, partially offset by a $4.2 million decrease in home equity loans. Valley’s lending opportunities to new quality borrowers expanded during the second quarter due, in part, to Valley’s larger lending and branch presence, as well as less competition from other financial institutions which were negatively impacted by the market’s credit and liquidity crisis.

Commercial loans increased $96.1 million, or 24.3 percent on an annualized basis from March 31, 2008 to approximately $1.7 billion at June 30, 2008. The increase in commercial loans was mainly attributable to expanded lending opportunities with new quality customers caused by capital constraints at other institutions and the continued benefits of a larger commercial lending team in 2008.

Mortgage loans increased $220.3 million or 17.7 percent on an annualized basis, to approximately $5.2 billion at June 30, 2008 from a quarter ago, mainly due to increases in commercial mortgage and residential mortgage loans. Commercial mortgage loans increased $120.9 million or 19.8 percent on an annualized basis and residential mortgage loans increased $99.2 million or 18.6 percent on an annualized basis from the linked quarter as Valley’s lending operations continue to benefit from the dislocation in the credit markets and the expansion of its lending teams throughout Valley’s growing branch network. Construction loans totaled $399.3 million at June 30, 2008, relatively unchanged from one quarter ago. The lack of growth in the construction portfolio continues to reflect a slowdown in the home building market in New Jersey due to the current economic conditions.

Consumer loans increased $60.1 million, or 11.4 percent on an annualized basis to $2.2 billion at June 30, 2008 compared to the linked quarter mainly due to growth in the automobile portfolio, as Valley has continued its efforts to expand the geographic presence of its indirect auto loan origination franchise. Valley’s current dealer network includes Connecticut, Pennsylvania, Florida, New York and New Jersey.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of one aircraft and several automobiles at June 30, 2008. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$11,249	$7,796	$8,462	$5,373	$6,686

Non-accrual loans	$27,559	$31,832	$30,623	$29,908	$28,843
Other real estate owned	4,416	233	609	832	1,055
Other repossessed assets	4,158	1,202	1,466	1,511	1,044

Total non-performing assets	$36,133	$33,267	$32,698	$32,251	$30,942

Troubled debt restructured loans	$8,895	$8,906	$8,363	$8,782	$7,406
Total non-performing loans as a % of loans	0.30%	0.37%	0.36%	0.36%	0.35%
Total non-performing assets as a % of loans	0.40%	0.38%	0.38%	0.39%	0.38%
Allowance for loans losses as a % of non-performing loans	267.53%	229.07%	237.29%	241.28%	251.16%

Non-accrual loans decreased $4.3 million during the quarter ended June 30, 2008 to $27.6 million and decreased $3.1 million from $30.6 million at December 31, 2007. The decreases were mainly due to one $3.5 million commercial mortgage loan that was foreclosed and its property transferred to OREO and one $2.3 million commercial loan collateralized by an aircraft that was repossessed and transferred to other repossessed assets during the second quarter of 2008. No residential mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at June 30, 2008.

Total OREO increased $4.2 million to $4.4 million at June 30, 2008 from $233 thousand at March 31, 2008 mainly due to one $3.5 million commercial mortgage loan. Other repossessed assets increased $3.0 million to $4.2 million at June 30, 2008 from $1.2 million at March 31, 2008 due to one repossessed commercial aircraft with an estimated fair value of $2.3 million and an increase in repossessed autos of approximately $700 thousand.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are also presented in the table above. Loans past due 90 days or more and still accruing increased $3.4 million to $11.2 million, or 0.12 percent of total loans at June 30, 2008 compared to $7.8 million, or 0.09 percent at March 31, 2008 due to a $3.4 million increase in matured performing loans in the normal process of renewal. Loans past due 90 days or more and still accruing include matured performing loans in the normal process of renewal which totaled approximately $5.6 million and $2.2 million at June 30, 2008 and March 31, 2008, respectively. At June 30, 2008, all of the loans 90 days or more past due and still accruing are generally well secured and in the process of collection. Valley cannot guarantee that the current low level of past due loans as compared to the total loan portfolio will continue. No residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing at June 30, 2008.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual loans, are presented in the table above. These restructured loans consisted of eight commercial loan relationships and totaled approximately $8.9 million, unchanged from the first quarter of 2008.

Total loans past due in excess of 30 days were 0.82 percent of total loans at June 30, 2008 compared to 0.93 percent of total loans at March 31, 2008 and 1.00 percent of total loans at December 31, 2007. Valley strives to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

During May of 2008, management determined that one performing commercial mortgage loan totaling approximately $25.9 million was a potential problem loan, not presented in the loan quality table above. A potential problem loan is defined as a performing loan for which management has serious doubts as to the ability or willingness of such borrower to comply with the present loan repayment terms and which may result in a non-performing loan. The borrower has indicated to management its desire to sell the commercial buildings securing the loan to an interested third party and repay the outstanding loan. Although, management feels the potential problem loan (secured by two office buildings totaling 286,000 square feet located in New York City) is well-collateralized and the collateral currently has adequate cash flows to service the debt, there can be no assurance that Valley will not incur a loss related to the loan in the future.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

Allowance for Credit Losses

	Three Months Ended			Six Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	($ in thousands)
Average loans outstanding	$8,897,004	$8,539,812	$8,181,248	$8,718,408	$8,236,758

Beginning balance:
Allowance for credit losses	$75,030	$74,935	$75,533	$74,935	$74,718

Loans charged-off	(5,447)	(4,602)	(4,058)	(10,049)	(5,788)
Recoveries	566	697	912	1,263	1,547

Net charge-offs	(4,881)	(3,905)	(3,146)	(8,786)	(4,241)
Provision for credit losses	5,800	4,000	2,388	9,800	4,298

Ending balance:
Allowance for credit losses	$75,949	$75,030	$74,775	$75,949	$74,775

Components:
Allowance for loan losses	$73,729	$72,917	$72,442	$73,729	$72,442
Reserve for unfunded letters of credit	2,220	2,113	2,333	2,220	2,333

Allowance for credit losses	$75,949	$75,030	$74,775	$75,949	$74,775

Annualized net charge-offs as a percentage of average total loans	0.22%	0.18%	0.15%	0.20%	0.10%
Allowance for loan losses as a percentage of total loans	0.82%	0.84%	0.89%	0.82%	0.89%
Allowance for credit losses as a percentage of total loans	0.84%	0.87%	0.91%	0.84%	0.91%

At June 30, 2008, the allowance for credit losses totaled $75.9 million compared with $74.9 million at December 31, 2007. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $4.9 million for the three months ended June 30, 2008 compared with $3.9 million for the three months ended March 31, 2008. The increase in net loan charge-offs from the linked quarter is mainly due to an increase in consumer loans charge-offs of $585 thousand from $2.7 million for the three months ended March 31, 2008 to $3.3 million for the three months ended June 30, 2008. The increased provision during the quarter reflects the increase in the loan portfolio, the level of net loan charge-offs, delinquencies and the current economic environment.

Net loan charge-offs were $8.8 million for the six months ended June 30, 2008 compared with $4.2 million for the six months ended June 30, 2007. The increase in net loan charge-offs is primarily due to an increase in consumer loans charge-offs of $3.6 million from $2.5 million for the six months ended June 30, 2007 to $6.1 million for the six months ended June 30, 2008.

The allowance for credit losses as a percentage of total loans declined three basis points to 0.84 percent at June 30, 2008 as compared to March 31, 2008 and decreased four basis points as compared to December 31, 2007. The quarter over quarter decline was mainly the result of solid quarter over quarter loan growth, including expansion in loan categories with historically low net charge-off rates, such as Valley’s residential mortgage portfolio which grew by 18.6 percent on an annualized basis during the second quarter of 2008.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocation as a percentage of each loan category:

Allocation of Allowance for Credit Losses

	June 30, 2008		March 31, 2008		December 31, 2007
	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category
	(Dollars in thousands)
Loan category:
Commercial (1)	$35,330	2.10%	$32,071	2.02%	$31,638	2.02%
Mortgage:
Construction	11,676	2.92%	11,799	2.96%	11,748	2.92%
Residential mortgage	3,364	0.15%	3,310	0.16%	3,124	0.15%
Commercial mortgage	10,177	0.40%	9,611	0.39%	8,788	0.37%

Total mortgage loans	25,217	0.49%	24,720	0.50%	23,660	0.49%
Consumer:
Home equity	1,549	0.29%	1,611	0.30%	1,634	0.29%
Other consumer (2)	10,041	0.61%	9,717	0.62%	9,181	0.60%

Total consumer loans	11,590	0.53%	11,328	0.54%	10,815	0.52%
Unallocated	3,812	NA	6,911	NA	8,822	NA

Allowance for credit losses	$75,949	0.84%	$75,030	0.87%	$74,935	0.88%

(1)	Includes the reserve for unfunded letters of credit.
(2)	Includes the allowance allocation of automobile loans.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2008 and December 31, 2007, shareholders’ equity totaled $951.3 million and $949.1 million, respectively, or 7.3 percent and 7.4 percent of total assets, respectively. The increase in total shareholders’ equity during the six months ended June 30, 2008 was mainly the result net income of $73.1 million (less cash dividends paid to shareholders of $50.4 million) and treasury stock issued for stock-based compensation, partially offset by an increase in accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at June 30, 2008 was a $25.7 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $778 thousand net unrealized loss, net of deferred tax at December 31, 2007. Also, included as a component of accumulated other comprehensive loss at June 30, 2008 was $11.9 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006 and a $173 thousand unrealized gain on derivatives, net of deferred tax used in cash flow hedging relationships.

On May 23, 2008, Valley issued a five percent common stock dividend to shareholders of record on May 9, 2008.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.9 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the six months ended June 30, 2008.

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

Valley’s and VNB’s actual capital positions and ratios at June 30, 2008 and December 31, 2007, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of June 30, 2008
Total Risk-based Capital
Valley	$1,134,939	11.3%	$806,889	8.0%	$	N/A	N/A
VNB	1,055,596	10.5	805,308	8.0		1,006,635	10.0
Tier I Risk-based Capital
Valley	958,990	9.5	403,444	4.0		N/A	N/A
VNB	879,647	8.7	402,654	4.0		603,981	6.0
Tier I Leverage Capital
Valley	958,990	7.5	510,795	4.0		N/A	N/A
VNB	879,647	6.9	509,467	4.0		636,833	5.0

As of December 31, 2007
Total Risk-based Capital
Valley	1,103,971	11.4	778,015	8.0		N/A	N/A
VNB	1,075,279	11.1	775,848	8.0		969,810	10.0
Tier I Risk-based Capital
Valley	929,036	9.6	389,008	4.0		N/A	N/A
VNB	900,344	9.3	387,924	4.0		581,886	6.0
Tier I Leverage Capital
Valley	929,036	7.6	487,479	4.0		N/A	N/A
VNB	900,344	7.4	486,128	4.0		607,660	5.0

N/A—not applicable

As of June 30, 2008 and December 31, 2007, Valley’s capital position included $160 million of its outstanding trust preferred securities issued by VNB Capital Trust I in November 2001. Upon the adoption of FIN 46 in 2003, Valley de-consolidated VNB Capital Trust I. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at June 30, 2008 and December 31, 2007. See Note 12 for additional information.

Book value per share amounted to $7.55 at June 30, 2008 and $7.54 at December 31, 2007. Tangible book value per share amounted to $5.95 at June 30, 2008 and $5.92 at December 31, 2007. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2008	December 31, 2007
	(in thousands, except for share data)
Common shares outstanding	125,975,875	125,844,074

Shareholders’ equity	$951,331	$949,060
Less: Goodwill and other intangible assets	201,738	204,547

Tangible shareholders’ equity	$749,593	$744,513

Tangible book value per share	$5.95	$5.92

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

The primary source of capital growth is through retention of earnings. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 31.0 percent for the six months ended June 30, 2008 compared with 44.6 percent for the same period in 2007. Cash dividends declared amounted to $0.40 per common share for the six months ended June 30, 2008, equivalent to a dividend pay-out ratio per common share of 69.0 percent, compared with 55.4 percent for the same period in 2007. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, Valley expects to continue its current dividend policy of a quarterly cash distribution of earnings to its shareholders.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Three companies, Synovus Bank of Tampa Bay (“Synovus”) (formerly known as United Bank and Trust Company), American Express Travel Related Services Company (“American Express”), and Discover Financial Services (“Discover”) filed lawsuits against Valley in the United States District Court, Southern District of New York. Each plaintiff alleges or alleged, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Valley obtained summary judgment against Synovus in February 2007 and Synovus filed an appeal. Synovus dismissed its appeal against Valley on November 16, 2007 concluding that case. During the third quarter of 2007, American Express withdrew its lawsuit, without prejudice, against Valley. During the third quarter of 2008, the Discover lawsuit was settled for an immaterial cash payment to be paid by Valley. Valley believes it has meritorious defenses to the American Express action, if reinstated, but Valley cannot ensure that it will prevail in such potential future litigation or be able to settle such litigation for an immaterial amount.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 7, 2008, the Annual Meeting of Shareholders of Valley National Bancorp was held. A total of 98,860,388 of Valley’s shares were present or represented by proxy at the meeting. Valley’s shareholders took the following actions:

Proposal #1 — Voted upon the election of 15 persons, named in the Proxy Statement, to serve as directors of Valley for the ensuing year. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions and 5,062,854 broker non-votes in regards to the election of directors.

	Number of Votes
Name	For	Withheld
Andrew B. Abramson	96,817,040	2,033,206
Pamela R. Bronander	97,266,545	1,583,701
Eric P. Edelstein	97,223,150	1,627,096
Mary J. Steele Guilfoile	97,171,067	1,679,179
H. Dale Hemmerdinger	92,072,080	6,778,166
Graham O. Jones	96,789,774	2,060,472
Walter H. Jones, III	88,135,482	10,714,764
Gerald Korde	97,207,361	1,642,885
Michael L. LaRusso	97,274,544	1,575,702
Marc J. Lenner	97,258,292	1,591,954
Gerald H. Lipkin	97,106,048	1,744,198
Robinson Markel	85,790,168	13,060,078
Richard S. Miller	89,205,038	9,645,208
Barnett Rukin	97,233,888	1,616,358
Suresh L. Sani	97,071,376	1,778,870

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
A. Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant’s Form 8-K Current Report dated May 12, 2008.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 8, 2008	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President
and Chief Executive Officer

Date: August 8, 2008	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and
Chief Financial Officer