Form 10-Q
period 2008-09-30
VALLEY NATIONAL BANCORP
filed 2008-11-07
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 134,943,161 shares were outstanding as of November 5, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$246,937	$218,896
Interest bearing deposits with banks	151,984	9,569
Federal funds sold	100,000	9,000
Investment securities:
Held to maturity, fair value of $558,038 at September 30, 2008 and $548,353 at December 31, 2007	654,193	556,113
Available for sale	1,713,061	1,606,410
Trading securities	61,383	722,577

Total investment securities	2,428,637	2,885,100

Loans held for sale, at fair value	2,367	2,984

Loans	10,057,281	8,496,221
Less: Allowance for loan losses	(88,158)	(72,664)

Net loans	9,969,123	8,423,557

Premises and equipment, net	254,285	227,553
Bank owned life insurance	298,695	273,613
Accrued interest receivable	61,619	56,578
Due from customers on acceptances outstanding	7,943	8,875
Goodwill	293,988	179,835
Other intangible assets, net	27,960	24,712
Other assets	444,613	428,687

Total Assets	$14,288,151	$12,748,959

Liabilities
Deposits:
Non-interest bearing	$2,107,112	$1,929,555
Interest bearing:
Savings, NOW and money market	3,597,921	3,382,474
Time	3,358,373	2,778,975

Total deposits	9,063,406	8,091,004

Short-term borrowings	798,669	605,154
Long-term borrowings (includes fair value of $41,359 for an Federal Home Loan Bank advance at December 31, 2007)	3,009,212	2,801,195
Junior subordinated debentures issued to capital trusts (includes fair value of $134,193 at September 30, 2008 and $163,233 at December 31, 2007 for VNB Capital Trust I)	159,534	163,233
Bank acceptances outstanding	7,943	8,875
Accrued expenses and other liabilities	160,775	130,438

Total Liabilities	13,199,539	11,799,899

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 190,886,088 shares; issued 136,971,037 shares at September 30, 2008 and 128,503,294 shares at December 31, 2007	48,237	43,185
Surplus	1,038,836	879,892
Retained earnings	98,147	104,225
Accumulated other comprehensive loss	(46,884)	(12,982)
Treasury stock, at cost (2,030,261 common shares at September 30, 2008 and 2,659,220 common shares at December 31, 2007)	(49,724)	(65,260)

Total Shareholders’ Equity	1,088,612	949,060

Total Liabilities and Shareholders’ Equity	$14,288,151	$12,748,959

*	Share data reflects a five percent common stock dividend issued on May 23, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$151,871	$141,177	$422,113	$419,712
Interest and dividends on investment securities:
Taxable	34,270	33,859	104,477	99,384
Tax-exempt	2,507	2,745	7,642	8,552
Dividends	2,222	1,873	6,819	5,903
Interest on federal funds sold and other short-term investments	130	3,505	2,032	9,893

Total interest income	191,000	183,159	543,083	543,444

Interest Expense
Interest on deposits:
Savings, NOW, and money market	12,080	19,236	37,300	57,870
Time	27,902	35,891	85,552	100,798
Interest on short-term borrowings	2,122	4,656	6,641	13,156
Interest on long-term borrowings and junior subordinated debentures	33,664	28,962	100,198	85,253

Total interest expense	75,768	88,745	229,691	257,077

Net Interest Income	115,232	94,414	313,392	286,367
Provision for credit losses	6,850	2,713	16,650	7,011

Net Interest Income after Provision for Credit Losses	108,382	91,701	296,742	279,356

Non-Interest Income
Trust and investment services	1,774	1,897	5,286	5,518
Insurance premiums	2,351	2,509	7,987	8,273
Service charges on deposit accounts	7,480	7,133	21,102	19,775
(Losses) gains on securities transactions, net	(67,456)	14	(68,269)	84
Trading gains, net	14,747	731	11,255	4,636
Fees from loan servicing	1,243	1,387	3,690	4,171
Gains on sales of loans, net	282	262	1,006	4,624
Gains (losses) on sales of assets, net	171	(645)	256	15,958
Bank owned life insurance	2,659	3,239	8,804	8,254
Other	4,645	3,772	13,960	11,065

Total non-interest (loss) income	(32,104)	20,299	5,077	82,358

Non-Interest Expense
Salary expense	33,147	29,459	93,448	87,139
Employee benefit expense	8,363	7,342	24,215	22,781
Net occupancy and equipment expense	14,032	12,285	40,288	36,999
Amortization of other intangible assets	1,959	1,881	5,107	5,671
Professional and legal fees	1,852	2,003	6,038	5,070
Advertising	965	665	1,682	2,407
Other	13,524	10,538	34,501	30,510

Total non-interest expense	73,842	64,173	205,279	190,577

Income Before Income Taxes	2,436	47,827	96,540	171,137
Income tax (benefit) expense	(1,159)	11,373	19,879	45,570

Net Income	$3,595	$36,454	$76,661	$125,567

Earnings Per Common Share:*
Basic	$0.03	$0.29	$0.59	$0.99
Diluted	0.03	0.29	0.59	0.99
Cash Dividends Declared Per Common Share*	0.20	0.20	0.60	0.60
Weighted Average Number of Common Shares Outstanding:*
Basic	134,827,600	125,964,857	128,912,882	126,398,906
Diluted	134,969,373	126,315,018	128,987,839	126,839,039

*	Share data reflects a five percent common stock dividend issued on May 23, 2008.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$76,661	$125,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,957	11,653
Amortization of compensation costs pursuant to long-term stock incentive plans	4,552	3,826
Provision for credit losses	16,650	7,011
Net amortization of premiums and accretion of discounts on securities	(279)	302
Amortization of other intangible assets	5,107	5,671
Losses (gains) on securities transactions, net	68,269	(84)
Proceeds from sales of loans, net	46,446	280,048
Gains on sales of loans, net	(1,006)	(4,624)
Origination of loans held for sale	(44,823)	(28,144)
Gains on sales of assets, net	(256)	(15,958)
Change in fair value of junior subordinated debentures and Federal Home Loan Bank advance carried at fair value	(19,922)	(1,264)
Net change in trading securities	661,194	396,261
Net increase in cash surrender value of bank owned life insurance	(8,804)	(8,254)
Net decrease (increase) in accrued interest receivable and other assets	62,528	(27,072)
Net (decrease) increase in accrued expenses and other liabilities	(17,049)	37,857

Net cash provided by operating activities	860,225	782,796

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	89,610	28
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	423,666	129,676
Purchases of investment securities available for sale	(692,591)	(587,044)
Purchases of investment securities held to maturity	(200,785)	(54,236)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	102,810	88,984
Net increase in loans made to customers	(761,805)	(304,964)
Purchases of bank owned life insurance	—	(73,230)
Proceeds from sales of assets	744	35,070
Purchases of assets	(22,928)	(35,676)
Cash and cash equivalents acquired in acquisition	35,376	—

Net cash used in investing activities	(1,025,903)	(801,392)

Cash flows from financing activities:
Net increase (decrease) in deposits	257,460	(47,956)
Net increase in short-term borrowings	178,100	67,795
Advances of long-term borrowings	390,000	490,000
Repayments of long-term borrowings	(316,751)	(494,952)
Redemption of junior subordinated debentures	(7,925)	(20,000)
Dividends paid to common shareholders	(75,548)	(74,767)
Purchases of common shares to treasury	—	(31,382)
Common stock issued, net of cancellations	1,798	1,876

Net cash provided by (used in) financing activities	427,134	(109,386)

Net increase (decrease) in cash and cash equivalents	261,456	(127,982)
Cash and cash equivalents at beginning of period	237,465	419,149

Cash and cash equivalents at end of period	$498,921	$291,167

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$231,175	$259,401
Federal and state income taxes	43,786	56,800
Supplemental schedule of non-cash investing activities:
Transfer of investment securities available for sale to trading securities*	$—	$820,532
Transfer of investment securities held to maturity to trading securities*	—	498,949
Transfer of loans to loans held for sale*	—	254,356

Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$67,411	$—
Loans	812,489	—
Allowance for loan losses	(11,410)	—
Premises and equipment, net	15,266	—
Bank owned life insurance	16,284	—
Accrued interest receivable	3,834	—
Goodwill	114,160	—
Other intangible assets, net	7,476
Other assets	11,475	—

Total non-cash assets acquired	1,036,985	—

Liabilities assumed:
Deposits	$714,942	$—
Short-term borrowings	15,415	—
Long-term borrowings	133,574	—
Junior subordinated debentures issued to capital trusts	25,359	—
Accrued expenses and other liabilities	15,275	—

Total liabilities assumed	904,565	—

Net non-cash assets acquired	$132,420	$—

Cash and cash equivalents acquired	$35,376	$—
Stock issuance in lieu of cash paid in acquisition	$167,796	$—

*	Classification of items changed due to Valley’s election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Valley National Bancorp, a New Jersey corporation (“Valley”) and its principal wholly-owned subsidiary, Valley National Bank (“VNB”), a national banking association. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2007 audited financial statements filed on Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Note 2. Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is net income. The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased by the effect of potentially dilutive common stock equivalents, utilizing the treasury stock method, in order to determine the denominator used for diluted earnings per common share. For Valley, common stock equivalents are common stock options and warrants (to purchase Valley’s common shares) outstanding.

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (in thousands)	$3,595	$36,454	$76,661	$125,567

Basic weighted-average number of common shares outstanding	134,827,600	125,964,857	128,912,882	126,398,906
Plus: Common Stock equivalents	141,773	350,161	74,957	440,134

Diluted weighted-average number of common shares outstanding	134,969,373	126,315,018	128,987,839	126,839,039

Earnings per share:
Basic	$0.03	$0.29	$0.59	$0.99
Diluted	0.03	0.29	0.59	0.99

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market value of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled 2.0 million and 1.3 million for the three months ended September 30, 2008 and 2007, respectively, and 3.0 million and 1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 3. Stock – Based Compensation

Valley has one active employee stock option plan (the “1999 Long-Term Stock Incentive Plan”), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.9 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and is subject to a vesting schedule. At September 30, 2008, approximately 1.8 million shares remain available for issuance under the plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.2 million and $1.3 million during the three months ended September 30, 2008 and 2007, respectively, and $4.4 million and $3.8 million during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the unrecognized amortization expense for all stock-based employee compensation totaled $10.9 million and will be recognized over the remaining vesting period of approximately five years.

For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model based on certain assumptions including dividend yield, stock volatility, risk free rate of return and the expected term. For options granted on or after November 1, 2005, the fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, Valley’s historical and implied stock price volatility; risk free interest rates, the U.S. Treasury constant maturity bonds with remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience. The fair value of each option is recognized as compensation expense over the requisite service period of the award, usually the option’s stated vesting period.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted during the nine months ended September 30, 2008 and 2007:

	2008	2007
Risk-free interest rate	3.4 -5.1%	4.5 -5.2%
Dividend yield	4.3	3.3
Volatility	21.0	20.0
Expected term (in years)	7.3	7.1

Note 4. Comprehensive Income (Loss)

Valley’s components of other comprehensive income (loss) include unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative financial instruments, and the unfunded portion of its various employee, officer and director pension plans, net of tax.

The following table shows changes in each component of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$3,595	$36,454	$76,661	$125,567

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on securities available for sale	(46,295)	5,831	(71,671)	11,772
Net change in prior service cost and net loss for pension plans	133	—	397	—
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(2,386)	—	(2,217)	—
Less reclasification adjustment for gains and losses included in net income	39,099	(8)	39,589	(52)

Other comprehensive (loss) income	(9,449)	5,823	(33,902)	11,720

Total comprehensive (loss) income	$(5,854)	$42,277	$42,759	$137,287

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

Acquisition

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (8.7 million shares) and warrants (described below). The transaction generated approximately $114.2 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Greater Community Bank was merged into VNB as of the acquisition date.

Valley issued approximately 918 thousand warrants to purchase Valley’s common stock at $19.01 per share which are exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

Pro forma results of operations including Greater Community for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 are excluded, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

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

Effective September 30, 2008, Valley adopted the provisions of the FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP provides guidelines on (a) how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. Valley’s adoption of FSP No. 157-3 did not have a material impact on its financial condition or results of operations.

Note 7. Fair Value Measurement of Assets and Liabilities

Effective January 1, 2007, Valley adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and SFAS No. 157, “Fair Value Measurements.” SFAS No. 159, which was issued in February 2007, permits the measurement of selected eligible financial instruments at fair value at specified election dates.

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

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets), for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,713,061	$16,874	$1,696,187	$—
Trading securities	61,383	—	61,383	—
Loans held for sale (1)	2,367	—	2,367	—
Other assets (2)	11,298	—	11,298	—

Total assets	$1,788,109	$16,874	$1,771,235	$—

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$134,193	$—	$134,193	$—
Other liabilities (2)	568	—	568	—

Total liabilities	$134,761	$—	$134,761	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $2.4 million at September 30, 2008.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at September 30, 2008.

SFAS No. 159 Fair Value Elections

Loans held for sale. Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. Management continues to fair value and sell most of its 15-year fixed rate conforming loans as part of its plan to manage interest rate risk. Dependent upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein are addressed in the estimate of fair value for each loan based upon delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. For the three and nine months ended September 30, 2008 and 2007, non-performance risk was deemed immaterial to the gains on the change of fair value recognized for mortgage loans based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. Management has designated the fair value option for Valley’s junior subordinated debentures issued to VNB Capital Trust I with a total principal balance of $157.0 million at an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for these debentures, management reviewed the premium, interest rate, expected duration, origination date, maturity date and call date. Such information is used by management in its asset/liability management process to evaluate actions with respect to these instruments. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three and nine months ended September 30, 2008 and 2007. See Note 12 for additional information on the junior subordinated debentures issued to VNB Capital Trust I.

Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2007 require certain assets, including goodwill, certain impaired loans, loan servicing rights, core deposits, other intangible assets and other long-lived assets, such as other real estate owned, to be reduced to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. There were no material impairment charges incurred on these assets during the three and nine months ended September 30, 2008 and 2007.

The following table presents the amount of gains and losses from fair value changes included in non-interest income for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2008 and 2007:

Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Gains (Losses) on Change in Fair Value
		Three Months Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
		(in thousands)
Assets:
Available for sale securities	(Losses) gains on securities transactions, net (1)	$(65,549)	$—	$(67,286)	$—
Trading securities	Trading (losses) gains, net	(6,105)	789	(8,667)	3,372
Loans held for sale	Gains on sales of loans, net (2)	282	262	1,006	4,217

Liabilities:
Long-term borrowings (3)	Trading (losses) gains, net (4)	—	(725)	(1,194)	(385)
Junior subordinated debentures issued to VNB Capital Trust I	Trading (losses) gains, net	20,852	667	21,116	1,649

		$(50,520)	$993	$(55,025)	$8,853

(1)	These losses represent other-than-temporary impairment charges on available for sale securities which were recognized within the (losses) gains on securities transactions, net category on the consolidated statements of income.
(2)	For the nine months ended September 30, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of SFAS No. 159). At September 30, 2008, all loans held for sale were carried at fair value.
(3)	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value under SFAS No. 159 which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at September 30, 2008.
(4)	For nine months ended September 30, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the nine months ended September 30, 2007.

Note 8. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES HELD TO MATURITY

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$24,958	$—	$(472)	$24,486	$—	$—	$—	$—
Obligations of states and political subdivisions	214,015	959	(3,648)	211,326	230,201	2,159	(150)	232,210
Mortgage-backed securities	71,631	6	(1,595)	70,042	52,073	14	(823)	51,264
Corporate and other debt securities	343,589	819	(92,224)	252,184	273,839	2,124	(11,084)	264,879

Total investment securities held to maturity	$654,193	$1,784	$(97,939)	$558,038	$556,113	$4,297	$(12,057)	$548,353

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2008 were as follows:

	September 30, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S Treasury securities and government agencies	$24,486	$(472)	$—	$—	$24,486	$(472)
Obligations of states and political subdivisions	80,755	(3,572)	3,627	(76)	84,382	(3,648)
Mortgage-backed securities	69,922	(1,595)	—	—	69,922	(1,595)
Corporate and other debt securities	166,702	(49,914)	69,530	(42,310)	236,232	(92,224)

Total	$341,865	$(55,553)	$73,157	$(42,386)	$415,022	$(97,939)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads). The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2008 was 167 compared to 67 at December 31, 2007. The unrealized losses reported on obligations of states and political subdivisions all relate to securities with investment grade ratings and are believed by management to have been caused not by credit risk, but changes in interest rates, and the losses reported for mortgage-backed securities relate primarily to securities issued by Fannie Mae and private institutions, while unrealized losses reported in corporate and other debt securities mainly consist of single issuer bank trust preferred securities and investment grade corporate bonds. Management does not believe that any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates, not credit quality or other factors. Valley has the intent and ability to hold the securities contained in the table above until maturity.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2008 and December 31, 2007 were as follows:

INVESTMENT SECURITIES AVAILABLE FOR SALE

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and other government agencies	$126,282	$312	$(2,081)	$124,513	$330,312	$1,112	$(205)	$331,219
Obligations of states and political subdivisions	48,083	698	(305)	48,476	42,840	992	(4)	43,828
Mortgage-backed securities	1,477,419	5,331	(27,878)	1,454,872	1,049,012	7,711	(7,127)	1,049,596
Corporate and other debt securities	62,565	55	(18,345)	44,275	88,266	1,009	(3,987)	85,288
Equity securities	52,612	9	(11,696)	40,925	97,401	554	(1,476)	96,479

Total investment securities available for sale	$1,766,961	$6,405	$(60,305)	$1,713,061	$1,607,831	$11,378	$(12,799)	$1,606,410

The age of unrealized losses and fair value of related investment securities available for sale at September 30, 2008 were as follows:

	September 30, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and government agencies	$83,711	$(2,081)	$—	$—	$83,711	$(2,081)
Obligations of states and political subdivisions	11,640	(303)	856	(2)	12,496	(305)
Mortgage-backed securities	738,669	(26,934)	18,903	(944)	757,572	(27,878)
Corporate and other debt securities	19,900	(7,178)	19,983	(11,167)	39,883	(18,345)
Equity securities	26,223	(11,466)	5,185	(230)	31,408	(11,696)

Total	$880,143	$(47,962)	$44,927	$(12,343)	$925,070	$(60,305)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2008 was 245 compared to 168 at December 31, 2007. The unrealized losses for U.S. Treasury securities and other government agencies are on notes issued by Fannie Mae and Freddie Mac and the unrealized losses reported on mortgage-backed securities relate primarily to securities issued by Fannie Mae, Freddie Mac and private institutions. The unrealized losses for corporate and other debt securities relate mainly to single issuer bank trust preferred securities. Management does not believe that any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Valley has the intent and ability to hold these investment securities until market price recovery or, if necessary, until maturity.

For the three and nine months ended September 30, 2008, Valley recognized other-than-temporary impairment charges of $65.5 million and $67.3 million, respectively, on securities classified as available for sale. The impairment charges primarily relate to twelve Fannie Mae and Freddie Mac perpetual preferred stocks with a total book value of $70.1 million (prior to the recognition of the impairment charges in third quarter of 2008). During the third quarter of 2008, the market values of these securities significantly declined after the U.S. Government placed Fannie Mae and Freddie Mac into conservatorship and suspended their preferred stock dividends. Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. The valuation of these securities could increase over the course of future market cycles if these institutions become viable institutions and are able to pay dividends on these securities. There were no impairment losses recorded for the three or nine months ended September 30, 2007.

During September of 2008, prior to the recognition of the impairment charges discussed above, Valley sold 50 percent of its position in one of the Fannie Mae perpetual preferred stocks classified as available for sale and realized a loss of $5.4 million. This security had a total book value of $9.2 million prior to the date of sale.

Corporate and other debt securities within the investment securities held to maturity and available for sale tables above include a total of three pooled trust preferred securities, principally issued by banks, with a combined amortized cost of $26.8 million and a fair value of $10.5 million at September 30, 2008. These securities are performing in accordance with contractual terms and Valley has the ability and intent to hold these securities until market price recovery or, where applicable, to maturity. At September 30, 2008, one pooled bank trust preferred security classified as available for sale with an amortized cost of $17.9 million had an investment grade rating of AAA and two pooled bank trust preferred securities classified as held to maturity with an amortized cost of $8.9 million had an investment grade rating of A. The Moody’s rating agency placed the two securities with an investment rating of A on negative credit watch while they evaluate the current rating for possible downgrade. At September 30, 2008, no other-than-temporary impairment was recorded for these securities, as each of the tranches in the three securities held by Valley had projected cash flows (using market participant assumptions) in excess of their future contractual principal and interest payments.

The fair value of trading securities at September 30, 2008 and December 31, 2007 were as follows:

TRADING SECURITIES

	September 30, 2008	December 31, 2007
U.S. Treasury securities and other government agencies	$24,851	$224,945
Obligations of states and political subdivisions	—	2,803
Mortgage-backed securities	—	28,959
Corporate and other debt securities	36,532	465,870

Total trading securities	$61,383	$722,577

Interest income on trading securities totaled $1.0 million and $12.2 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $43.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit *:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	($ in thousands)
Balance at December 31, 2006	$19,854	$54,537	$57,020	$50,086	$181,497
Goodwill from business combinations	648	—	—	—	648
Goodwill impairment	(2,310)	—	—	—	(2,310)

Balance at December 31, 2007	18,192	54,537	57,020	50,086	179,835
Goodwill related to subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	38,711	50,226	25,223	114,253

Balance at September 30, 2008	$18,185	$93,248	$107,246	$75,309	$293,988

*	Valley’s Wealth Management Division is comprised of trust, broker-dealer, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the third quarter of 2008, Valley recorded $114.2 million in goodwill in connection with the acquisition of Greater Community and $93 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008.

No impairment losses on goodwill were incurred in the three or nine months ended September 30, 2008 and 2007.

The following table summarizes other intangible assets as of September 30, 2008 and December 31, 2007:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2008
Loan servicing rights	$69,074	$(58,770)	$10,304
Core deposits	38,177	(22,101)	16,076
Other	5,792	(4,212)	1,580

Total other intangible assets	$113,043	$(85,083)	$27,960

December 31, 2007
Loan servicing rights	$68,827	$(56,636)	$12,191
Core deposits	30,701	(19,977)	10,724
Other	6,395	(4,598)	1,797

Total other intangible assets	$105,923	$(81,211)	$24,712

Loan servicing rights are amortized using the amortization method permitted under SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset by stratum for impairment based on fair value at each reporting date. At each reporting date, if the book value of a loan servicing stratum exceeds its fair value, an impairment charge is charged to earnings for the amount of the book value over fair value and a valuation allowance is established. For the three and nine months ended September 30, 2008, Valley recognized an impairment charge of $126 thousand and $252 thousand, respectively. Loan servicing rights had a valuation allowance totaling $252 thousand at September 30, 2008. No impairment or valuation allowance was recorded for the loan servicing rights during the three or nine months ended September 30, 2007.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years, including $7.5 million in core deposits (with an amortization period of 9 years) generated from the Greater Community merger. The “Other” category consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 14 years. Valley recognized amortization expense on other intangible assets of $5.1 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively.

The following presents the estimated future amortization expense of other intangible assets:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2008	$749	$926	$67
2009	2,649	3,425	267
2010	2,020	2,985	266
2011	1,543	2,544	234
2012	1,062	2,104	217
Thereafter	2,281	4,092	529

Total	$10,304	$16,076	$1,580

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,143	$1,098	$3,584	$3,415
Interest cost	1,189	1,096	3,563	3,283
Expected return on plan assets	(1,475)	(1,343)	(4,423)	(4,026)
Amortization of prior service cost	137	137	410	410
Amortization of net loss	93	67	274	198

Net periodic pension expense	$1,087	$1,055	$3,408	$3,280

The fair value of qualified plan assets declined approximately $7.8 million, or 11.2 percent to $61.9 million at September 30, 2008 from $69.7 million at December 31, 2007. The negative return for the nine months ended September 30, 2008 could ultimately affect the funded status of the qualified plan. As previously disclosed in Valley’s Quarterly Report on Form 10-Q at June 30, 2008, Valley expects to contribute approximately $5.0 million to the qualified plan during the fourth quarter of 2008 based on actuarial assumptions.

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $182.2 million as of September 30, 2008. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit at September 30, 2008, $95.6 million, or 52.5 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $724 thousand liability recorded as of September 30, 2008 relating to the standby letters of credit.

Note 12. Junior Subordinated Debentures Issued To Capital Trusts

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. The junior subordinated debentures, the sole assets of the trust, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. GCB Capital Trust III was established by Greater Community prior to Valley’s acquisition of Greater Community, and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition on July 1, 2008. Valley wholly owns all of the common securities of each trust. The trust preferred securities, qualify, and are treated by Valley as Tier I regulatory capital.

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value in accordance with SFAS No. 159. For the three months ended September 30, 2008 and 2007, net trading gains included gains of $20.9 million and $667 thousand, respectively, and for the nine months ended September 30, 2008 and 2007, net trading gains include gains of $21.1 million and $1.6 million, respectively, for the changes in fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of September 30, 2008:

	September 30, 2008
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$134,193	$25,341
Contractual principal balance	$157,024	$24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date:	December 15, 2031	July 30, 2037
Initial call date:	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date:	November 2001	July 2007
Distribution dates (3):	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes a purchase accounting premium of $599 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent.
(3)	All cash distributions are cumulative.

The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the trusts’ obligations under the trust preferred securities issued. Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. Currently, Valley has no intention to exercise its right to defer interest payments on the debentures.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated notes issued to VNB Capital Trust I are currently callable by Valley. Valley’s Board of Directors has granted management authorization to call, from time to time, all or part of the remaining junior subordinated debentures issued to VNB Capital Trust I for redemption prior to their stated maturity date of December 15, 2031.

During the third quarter of 2008, Valley purchased, in open market transactions, approximately 307 thousand trust preferred securities issued by VNB Capital Trust I for $7.3 million at an average cost of $23.64 per share. These 307 thousand preferred securities and approximately 10 thousand of the trust’s common securities held by Valley were surrendered to and cancelled by the trust in exchange for the redemption of 317 thousand junior subordinated debentures with a total par value of $7.9 million. As a result of the redemption, Valley recognized a $417 thousand gain within the other non-interest income category of the consolidated statements of income during the third quarter of 2008.

Valley’s potential future purchases of the trust preferred securities issued by the trusts and redemption of its subordinated debentures will not be permitted for up to three years, without prior consent, under the terms of the U.S. Treasury Department’s TARP Capital Purchase Program. Valley plans to participate in such program during the fourth quarter of 2008. See Note 16 below for further details.

Note 13. Derivative Instruments and Hedging Activities

Fair Value Hedge

During the fourth quarter of 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of September 30, 2008 and December 31, 2007, the interest rate swap had a fair value of $568 thousand and $424 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. No material hedge ineffectiveness existed on the interest rate swap during the three and nine months ended September 30, 2008 and 2007.

Cash Flow Hedge

On April 30, 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. The caps are used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that have variable interest rates based on an effective federal funds rate less 25 basis points.

On July 24, 2008, Valley purchased two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the variable cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

At September 30, 2008, the interest rate caps had a combined fair value of $11.3 million included in other assets. For the three and nine months ended September 30, 2008, other comprehensive loss includes a $2.4 million and $2.2 million, respectively, for changes in net unrealized losses on the cash flow hedges, net of taxes. Amounts reported in accumulated other comprehensive income related to the interest rate caps are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. For the three and nine months ended September 30, 2008, the change in net unrealized losses on the cash flow hedges reflect a reclassification of approximately $39 thousand and $46 thousand, respectively, from accumulated other comprehensive income to interest expense.

For the three and nine months ended September 30, 2008, Valley recognized a loss of $22 thousand and $21 thousand, respectively, in other expense for hedge ineffectiveness on the interest rate caps.

Note 14. Income Taxes

Income tax benefit was ($1.2) million for the third quarter of 2008 compared with income tax expense of $11.4 million for the third quarter of 2007, reflecting an effective tax benefit rate of (47.6) percent and an effective tax rate of 23.8 percent, respectively. The difference in tax benefit/expense between these periods reflects the lower level of pre-tax income in 2008, primarily due to the other-than-temporary impairment charges and realized losses totaling $70.9 million on Fannie Mae and Freddie Mac perpetual preferred stock.

Income tax expense was $19.9 million for the nine months ended September 30, 2008 compared with $45.6 million for the same period in 2007, reflecting effective tax rates of 20.6 percent and 26.6 percent, respectively. The decrease was due to many factors, including the lower level of 2008 pre-tax income described above and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008, as well as the higher 2007 marginal tax rates attributable to a gain on the sale of a Manhattan office building during the first quarter of 2007.

As disclosed in Valley’s previously filed Quarterly Report on Form 10-Q at June 30, 2008, management expected Valley’s effective tax rate to approximate 29 percent for the year ended December 31, 2008. However, due to the Fannie Mae and Freddie Mac preferred stock losses, for purposes of the third quarter tax computation, Valley used a revised anticipated annual effective tax rate of 28 percent. Income tax expense for the nine months ended September 30, 2008 has been further reduced by the previously disclosed valuation allowance release of $6.5 million and a third quarter reduction of $547 thousand for Valley’s liability for uncertain tax positions due to the expiration of the statute of limitations. Included in the projected effective rate of 28 percent is the establishment of a $2.9 million state tax valuation allowance against the state capital loss carryforward (generated from the impairment charges and realized losses on Fannie and Freddie Mac preferred stock). This allowance will be reversed as a tax benefit in the fourth quarter of 2008 based upon a tax provision of “The Emergency Economic Stabilization Act of 2008”, enacted into law on October 3, 2008, under which these losses will be treated as ordinary losses (rather than capital losses) for tax purposes.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 16. Subsequent Event

On October 24, 2008, Valley was advised by the U.S. Treasury Department (the “Treasury”) that its application under the Treasury’s TARP Capital Purchase Program was approved. Valley filed an application with the Treasury under such program for the sale of $330 million in Valley nonvoting senior preferred stock to the Treasury. Subsequent to the approval, we were notified that the sale will be restricted to approximately $300 million due to qualifying limits under the program which will exclude the regulatory risk weighted assets generated from our acquisition of Greater Community on July 1, 2008. Valley intends to use the proceeds from this sale for general corporate purposes which include additional capital to grow lending operations and support acquisitions of other financial institutions which may become available in the current economic downturn.

Valley’s senior preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. The shares are callable by Valley at par after three years and may be replaced, if Valley were to choose to repurchase them, with newly raised equity capital at any time. The Treasury’s consent will be required for any increase in our dividends paid to common shareholders or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

In conjunction with the purchase of Valley’s senior preferred shares, the Treasury will receive warrants to purchase approximately 2.3 million in Valley common shares with an aggregate market price equal to $45 million or 15 percent of the senior preferred investment. The warrants will have several unique features, including the ability to call the warrants at fair market value upon Valley’s issuance of an equal amount of Tier 1 qualifying perpetual preferred stock or common stock and the ability to reduce the warrants outstanding by 50 percent under certain similar circumstances. Valley’s common stock underlying these warrants represents less than two percent of our outstanding common shares at September 30, 2008. The exercise price is expected to be $19.33 calculated on a 20-trading day trailing average from the closing market price of Valley’s common stock on October 23, 2008.

Valley is currently reviewing the final documentation and terms to this transaction. The closing on this purchase is subject to the execution of satisfactory definitive documentation. The purchase, according to the Treasury, will occur within 30 days of the approval and before year-end.

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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (“GAAP”) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. We assume no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	Unanticipated changes in the financial markets and the resulting unanticipated effects on financial instruments in our investment portfolio;

•	unanticipated changes in the direction of interest rates;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	the inability to realize expected cost savings and synergies from the acquisition of Greater Community Bancorp (“Greater Community”) in the amounts and timeframe anticipated;

•	material adverse changes in our operations or earnings;

•	the inability to retain Greater Community’s customers or employees;

•	a decline in the economy in our primary market areas, mainly in New Jersey and New York;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering (“AML”) and bank secrecy act (“BSA”) laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to our fiduciary responsibility; and

•	the inability to successfully implement new lines of business or new products and services.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform, in all material respects, to GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we identified our policies on the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to further impairments.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of financial condition. Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this MD&A.

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

Security Valuations. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment. If the decline in value of an investment is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation.

Goodwill and Other Intangible Assets. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $294.0 million at September 30, 2008 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our consolidated financial condition or results of operations.

In connection with determining its income tax provision under SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” we maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, we evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

Our credit quality remained relatively stable during the third quarter of 2008, while many other financial institutions continue to struggle during the current credit crisis. Total loans past due in excess of 30 days were 0.86 percent of our total loan portfolio of $10.1 billion as of September 30, 2008, an increase of 0.04 percent from 0.82 percent at June 30, 2008. Loans past due 90 days or more and still accruing increased $1.5 million to $12.7 million, or 0.13 percent of total loans at September 30, 2008 compared to $11.2 million, or 0.12 percent at June 30, 2008 partially due to a $772 thousand increase in matured performing loans in the normal process of renewal. Our non-performing assets totaled 0.42 percent of total loans at September 30, 2008. This represents an increase of 0.02 percent compared to 0.40 percent one quarter ago. Management strives to maintain superior credit quality through our conservative loan underwriting policy; however, due to the current credit market conditions and the potential for further recessionary pressure in 2008, management cannot predict that our loan portfolio will continue to perform at levels experienced during the nine months ended September 30, 2008. See “Non-performing Assets” section at page 44 for further analysis of Valley’s credit quality.

Valley National Bank’s capital ratios were all above the “well capitalized” regulatory requirements as of September 30, 2008 and management anticipates no change in our regular quarterly cash dividend to common shareholders during the remainder of 2008.

On July 1, 2008, we completed the acquisition of Greater Community, a commercial bank holding company with approximately $1.0 billion in total assets. The addition of Greater Community’s 16 full-service branches in northern New Jersey expanded our branch network to 193 locations at September 30, 2008 and strengthened our position within this very competitive and desirable market. Greater Community’s systems were integrated into Valley during the third quarter with minimal disruption to customer service. Additionally, we have begun to see the projected cost savings and synergies expected from this in-market acquisition during the beginning of the fourth quarter of 2008 and management expects these benefits to gradually increase into the first quarter of 2009 and thereafter.

Our third quarter earnings results were substantially impacted by the other-than-temporary impairment charges and realized losses associated with the government’s decision to place Fannie Mae and Freddie Mac into conservatorship which caused the value of the Fannie Mae and Freddie Mac preferred securities to substantially decline. Net income for the third quarter of 2008 was $3.6 million compared to $36.5 million for the same period in 2007. The decline in net income was mainly attributable to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $70.9 million ($44.1 million after-tax), partially offset by an increase of $15.0 million ($10.0 million after-tax) in trading income during the third quarter of 2008. Adjusted for a five percent stock dividend issued on May 23, 2008, fully diluted earnings per common share were $0.03 for the third quarter of 2008 compared to $0.29 for the same quarter of 2007.

Net interest income on a tax equivalent basis was $116.6 million for the third quarter of 2008, a $20.7 million increase from the same quarter of 2007 and an increase of $12.7 million from the linked quarter ended June 30, 2008. The linked quarter increase was primarily due to increased loan volumes caused by the Greater Community acquisition, organic loan growth, and an 11 basis point decline in funding costs during the third quarter of 2008, partially offset by additional interest expense related to higher average interest-bearing liabilities. In addition, the payoff of former Greater Community Federal Home Loan Bank advances totaling $25.0 million in September of 2008 (mainly due to a significant change in market conditions as compared to the acquisition date of July 1, 2008) reduced interest expense by $1.8 million due to the accelerated purchase premium amortization on these advances. During the third quarter of 2008, funding costs declined mainly due to continued repricing of matured time deposits renewing at lower interest rates, as well as a slight decrease of eight basis points in the average target Federal funds rate as compared to the second quarter of 2008.

Our cost of total deposits (including non-interest bearing accounts) remained relatively low by industry standards at 1.77 percent for the third quarter of 2008 compared to 1.83 percent for the three months ended June 30, 2008. The decrease of six basis points was primarily due to the normal repricing of time deposit maturities at lower interest rates during the third quarter of 2008.

The Federal Reserve decreased short-term interest rates by 50 basis points on October 8, 2008 and October 29, 2008, currently lowering the Fed’s benchmark federal funds rate to 1.00 percent from 2.00 percent at September 30, 2008. Based on current economic conditions and the volatility in the market, the Federal Reserve may chose to decrease short-term interest rates further in the fourth quarter of 2008. Generally, our prime rate moves in conjunction with such changes in interest rates, which may lower interest income in future periods. During October of 2008, management chose to decrease our prime rate by only 50 basis points. However, several of our New York based floating commercial loans and a portion of our home equity loans are tied to the U.S. prime rate as published in the Wall Street Journal or other major daily publications, and therefore adjusted by 100 basis points downward in response to the Fed’s actions in October.

The provision for credit losses was $6.9 million for the third quarter of 2008 compared to $5.8 million for the second quarter of 2008. The quarterly provision is the result of our quarterly analysis of the loan portfolio and, among other factors, reflects the increase in the size and rate of growth of the loan portfolio, the level of net loan charge-offs, delinquencies and the current economic environment.

Loans increased $1.0 billion to approximately $10.1 billion at September 30, 2008 from approximately $9.1 million at June 30, 2008 mainly due to $812.5 million in loans acquired from Greater Community. The remaining linked quarter organic loan growth was mainly comprised of increases in commercial mortgage and commercial loans of $146.9 million and $94.3 million, respectively, partially offset by a $60.9 million decrease in automobile loans. Our lending operations continue to benefit from the dislocation in the credit markets and the expansion of our lending teams through Valley’s growing branch network, including the addition of 16 full-service branches from the Greater Community acquisition. The decline in automobile loans during the third quarter of 2008 resulted from our tightening of our already conservative auto loan credit standards, as well as lower consumer demand for such products in the current economic environment.

Total investment securities decreased $154.7 million to $2.4 billion at September 30, 2008 from $2.6 billion at June 30, 2008 mainly due to the sale of certain mortgage-backed securities, normal principal paydowns on securities and the other-than-temporary impairment on Freddie and Fannie preferred securities, partially offset by $74.5 million in investment securities (mostly classified as available for sale securities) acquired in the Greater Community transaction. During the first nine months of 2008, our available for sale and trading balances declined, as a result of financial market turbulence that limited the asset/liability strategies management could deploy at acceptable risk tolerances, as well as the need to fund strong loan growth during the same period.

We hold twelve preferred stocks in Fannie Mae and Freddie Mac within our available for sale securities portfolio. After other-than-temporary impairment charges of $17.9 million ($10.4 million after-tax) and $71.9 million ($44.7 million after-tax) in the fourth quarter of 2007 and the nine months ended September 30, 2008, respectively, these securities have a cost basis of $4.6 million at September 30, 2008, of which $2.7 million are Freddie Mac and $1.9 million are Fannie Mae securities.

The investment portfolio also includes three pooled trust preferred securities, principally issued by banks, with a combined amortized cost of $26.8 million and a fair value of $10.5 million at September 30, 2008. These securities are performing in accordance with contractual terms and we have the ability and intent to hold these securities until market price recovery or, where applicable, to maturity. At September 30, 2008, one pooled bank trust preferred security classified as available for sale with an amortized cost of $17.9 million had an investment grade rating of AAA and two pooled bank trust preferred securities classified as held to maturity with an amortized cost of $8.9 million had an investment grade rating of A. Currently, the Moody’s rating agency has placed the two A-rated securities on negative credit watch while they evaluate the current rating for possible downgrade. At September 30, 2008, no other-than-temporary impairment was recorded for these securities, as each of the three tranches in the securities held by Valley had projected cash flows (based on market participant assumptions) in excess of their future contractual principal and interest payments.

During the quarter, deposits increased $691.0 million to approximately $9.1 billion at September 30, 2008 due to $714.9 million in deposits assumed from the Greater Community acquisition. Excluding the deposit increases resulting from the Greater Community acquisition, we experienced declines in savings, NOW and money market accounts, as well as non-interest bearing accounts due to several factors caused by the current market conditions, including concerns over the general welfare of U.S. financial institutions and increased interest rate pressure by competitors in need of liquidity. We were able to offset much of the decrease in these account types by offering competitive time deposit rates during the period and increasing such balances through deposit initiatives in our expanded branch network. Future deposit growth is expected to be dependent on earning asset demand combined with the rates dictated by market competition versus the cost of alternative funding sources.

Non-interest income decreased $50.1 million to a net loss of $32.1 million for the three months ended September 30, 2008 compared to non-interest income of $18.0 million for the linked second quarter of 2008. Net losses on securities transactions totaled $67.5 million for the third quarter of 2008 compared to $1.0 million in net losses for the second quarter of 2008 due to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $70.9 million ($44.1 million after-taxes), partially offset by gains on the sale of available for sale securities during the 2008 period. Partially offsetting the decline in non-interest income, net trading gains increased $15.0 million compared to a net loss of $301 thousand for the second quarter of 2008. The increase in net trading gains was mainly due to the change in the fair value of our junior subordinated debentures carried at fair value, partly offset by higher mark to market losses on trading securities during the third quarter of 2008. Other non-interest income increased $964 thousand mainly due to general increases in other income associated with the Greater Community acquisition.

Non-interest expense increased $9.8 million, or 15.5 percent to $73.8 million for the third quarter of 2008 from $64.0 million for the linked quarter ended June 30, 2008. Salary and employee benefits increased a combined $4.5 million and net occupancy and equipment expense increased $1.3 million mainly due to the acquisition of Greater Community during the third quarter of 2008. Other non-interest expense increased $3.0 million for the quarter ended September 30, 2008 mainly due to a $1.2 million prepayment penalty on Federal Home Loan Bank advances and an $829 thousand increase in other real estate owned expense. The remaining increase in other non-interest expense was primarily due to several general increases caused by the Greater Community acquisition.

For the three months ended September 30, 2008, we reported an annualized return on average shareholders’ equity (“ROE”) of 1.28 percent and an annualized return on average assets (“ROA”) of 0.10 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 1.80 percent for the third quarter of 2008. The comparable ratios for the third quarter of 2007 were an annualized ROE of 15.66 percent, an annualized ROA of 1.19 percent, and an annualized ROATE of 20.18 percent. All of the above ratios for the third quarter of 2008 were negatively impacted by the other-than-temporary impairment charges and realized losses on the Freddie and Fannie preferred securities totaling $70.9 million ($44.1 million after-tax) during the period.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Net income	$3,595	$36,454	$76,661	$125,567

Average shareholders’ equity	$1,120,011	$931,359	$1,013,113	$927,647
Less: Average goodwill and other intangible assets	(322,685)	(208,640)	(242,964)	(209,513)

Average tangible shareholders’ equity	$797,326	$722,719	$770,149	$718,134

Annualized ROATE	1.80%	20.18%	13.27%	23.31%

Management believes the ROATE measure provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and the measure facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

Subsequent Events

Capital and Regulatory

On October 24, 2008, we were advised by the U.S. Treasury Department (the “Treasury”) that Valley’s application under the Treasury’s TARP Capital Purchase Program was approved. We filed an application with the Treasury under such program for the sale of $330 million in Valley nonvoting senior preferred stock to the Treasury. Subsequent to the approval, we were notified that the sale will be restricted to approximately $300 million due to qualifying limits under the program which will exclude the regulatory risk weighted assets generated from our acquisition of Greater Community on July 1, 2008. We intend to use the proceeds from this sale for general corporate purposes which include additional capital to grow lending operations and support acquisitions of other financial institutions which may become available in the current economic downturn.

We have no plan or current need to participate in other aspects of the Treasury’s overall TARP program, specifically the sale of troubled assets to the Treasury. However, as an added benefit to our customers, we do plan to voluntarily participate in the FDIC’s Temporary Liquidity Guarantee Program, which includes a fee-based expanded insurance program which provides, without limitation, a guarantee on all of our non-interest bearing accounts through December 31, 2009. We may also participate in the debt guarantee component of the FDIC’s program.

Valley’s senior preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. The shares are callable by us at par after three years and may be replaced, if we were to choose to repurchase them, with newly raised equity capital at any time. The Treasury’s consent will be required for any increase in our dividends paid to common shareholders or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

In conjunction with the purchase of Valley’s senior preferred shares, the Treasury will receive warrants to purchase approximately 2.3 million in Valley common shares with an aggregate market price equal to $45 million or 15 percent of the senior preferred investment. The warrants will have several unique features, including the ability to call the warrants at fair market value upon Valley’s issuance of an equal amount of Tier 1 qualifying perpetual preferred stock or common stock and the ability to reduce the warrants outstanding by 50 percent under certain similar circumstances. Our common stock underlying these warrants represents less than two percent of our outstanding common shares at September 30, 2008. The exercise price is expected to be $19.33 calculated on a 20-trading day trailing average from the closing market price of Valley’s common stock on October 23, 2008.

In addition, Valley must adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds Valley’s senior preferred shares. These standards include, amongst other restrictions, an agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for the CEO, CFO, and the next three highest paid senior executives, prohibition of making any golden parachute payments to those senior executives, ensuring that incentive compensation does not encourage excessive risks that may threaten the value of the Company, and clawback requirements for any bonus or incentive compensation paid to the named executives based on financial statements that are later proven to be materially inaccurate.

Valley’s senior preferred shares and warrants issued under the program will be accounted for as permanent equity on our balance sheet, and the warrants will be potentially dilutive to our earnings per common share. We are currently reviewing the final documentation and terms to this transaction. The closing on this purchase is subject to the execution of satisfactory definitive documentation. The purchase, according to the Treasury, will occur within 30 days of the approval and before year-end.

Sale-leaseback Transactions

As previously disclosed in our Form 8-K on September 4, 2008, management is currently reviewing certain owned real estate properties for potential sale-leaseback transactions. Sale-leaseback transactions allow the monetization of the appreciated market value of such properties and provide cash for future company growth, including additional growth in our loan portfolio. Furthermore, such transactions may result in the recognition of substantial immediate and deferred gains for financial statement purposes and allow the company to retain management of the properties over the lease term. It is contemplated that we may complete a sale-leaseback transaction by the end of the fourth quarter of 2008, involving less than 25 of our approximately 100 owned properties. However, there can be no assurance that we will complete such a transaction.

Visa Litigation

Valley is a member of Visa U.S.A. for issuance and processing of its card transactions. On October 27, 2008, Visa notified its U.S.A. members that it had reached a settlement on covered litigation with Discover Financial Services, Inc. This settlement is expected to be funded by selling a portion of each member bank’s Class B shares. Valley’s share of the litigation settlement in excess of its recorded liability at September 30, 2008, and its related share of Visa’s reserve escrow account, each are immaterial to the consolidated financial statements.

Net Interest Income

Net interest income on a tax equivalent basis increased $20.7 million or 21.5 percent to $116.6 million for the third quarter of 2008 compared to the same quarter of 2007. The increase from the third quarter of 2007 was mainly a result of a $13.0 million or 96 basis point decline in funding costs on average interest bearing liabilities and a $1.5 billion increase in average interest earning assets, partially offset by a 55 basis point decline in the yield on average interest earning assets. Both the declines in cost and yield resulted mainly from a decrease in short-term interest rates as the average target federal funds rate decreased 318 basis points for the third quarter of 2008 compared to the same 2007 period.

For the third quarter of 2008, average loans increased $1.8 billion, while average federal funds sold and other interest bearing deposits and average investment securities decreased $241.3 million and $2.5 million, respectively, as compared to the third quarter of 2007. Compared to the second quarter of 2008, average loans increased by $1.1 billion mainly due to $812.5 million in loans acquired from Greater Community on July 1, 2008 and organic loan growth as we continue to benefit from the dislocation in the credit markets and the expansion of our lending teams through Valley’s growing branch network. Average investment securities decreased $161.5 million as compared to the second quarter of 2008, while average federal funds sold and other interest bearing deposits declined $49.2 million as management reallocated investment proceeds from paydowns and sales, as well as Federal funds sold positions, during the period to higher yielding loans.

Average interest bearing liabilities for the quarter ended September 30, 2008 increased approximately $1.4 billion or 14.5 percent compared with the same quarter of 2007. Compared to the second quarter of 2008, average interest bearing liabilities increased $719.8 million or 7.2 percent. Average total interest bearing deposits increased $534.6 million or 8.3 percent from the second quarter of 2008 mainly due to $714.9 million in deposits assumed from the Greater Community acquisition (net of some normal attrition) and time deposit initiatives through our branch network, partially offset by declines in savings, NOW and money market accounts, as well as non-interest bearing accounts due to severe market conditions, including general depositor concerns over the welfare of the U.S. financial system and increased interest rate pressure by competitors in need of liquidity. Average short-term borrowings decreased $25.4 million from the linked quarter due to a slight decrease in average treasury tax and loan account balances and average securities sold under agreements to repurchase. Average long-term borrowings increased $210.6 million from the second quarter of 2008 as we assumed $133.6 million in long-term Federal Home Loan Bank advances and $25.4 million in junior subordinated notes in the Greater Community acquisition and moderately increased our use of long-term fixed rate Federal Home Loan Bank advances in the current low interest rate environment.

Interest on loans, on a tax equivalent basis increased $17.3 million or 12.8 percent for the third quarter of 2008 compared to the second quarter of 2008 due to the aforementioned increase in average loan balances combined with a 3 basis point increase in the tax equivalent yield on average loans as compared to the linked quarter. Interest from investments, on a tax equivalent basis, decreased $1.9 million for the three months ended September 30, 2008 compared to the quarter ended June 30, 2008 mainly due to lower average balances as management reinvested a portion of principal from sales, paydowns and maturities into higher yielding loans during the third quarter of 2008.

As part of the Treasury’s action to put Fannie Mae and Freddie Mac into conservatorship during the third quarter of 2008, the Treasury suspended the dividend (interest income) on all Fannie Mae and Freddie Mac preferred securities held in our available for sale securities portfolio. We recognized approximately $448 thousand in interest income from previously declared dividends on these preferred securities during the third quarter of 2008, a reduction of approximately $1.0 million as compared to the second quarter of 2008. Beginning in the fourth quarter of 2008, our interest on taxable investments will be negatively impacted by approximately $1.5 million per quarter for the suspended dividends on these preferred securities.

Interest expense for the three months ended September 30, 2008 increased $2.4 million or 3.3 percent compared to the quarter ended June 30, 2008 resulting mainly from an increase in average interest bearing liabilities caused by the acquisition of Greater Community, partially offset by normal repricing of time deposit maturities at lower interest rates and the September 2008 prepayment of $25.0 million in Federal Home Loan Bank advances assumed from Greater Community, resulting in a one-time reduction of $1.8 million in interest expense due to the accelerated purchase premium amortization on these advances.

The net interest margin on a fully tax equivalent basis for the third quarter of 2008 increased 24 basis points from 3.40 percent in the third quarter of 2007, and increased 16 basis points from the linked second quarter of 2008. The increases resulted largely from a continued decline in our cost of funds during the third quarter as higher cost time deposits matured and repriced at lower interest rates, partially offset by a decrease in the yield on average interest earning assets.

The following table reflects the components of net interest income for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2008			June 30, 2008			September 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,988,829	$151,877	6.08%	$8,897,004	$134,619	6.05%	$8,207,941	$141,210	6.88%
Taxable investments (3)	2,544,825	36,492	5.74	2,723,835	38,410	5.64	2,549,294	35,732	5.61
Tax-exempt investments (1)(3)	262,079	3,857	5.89	244,551	3,800	6.22	260,094	4,223	6.49
Federal funds sold and other interest bearing deposits	25,951	130	2.00	75,138	406	2.16	267,262	3,505	5.25

Total interest earning assets	12,821,684	192,356	6.00	11,940,528	177,235	5.94	11,284,591	184,670	6.55

Allowance for loan losses	(86,625)			(73,258)			(73,265)
Cash and due from banks	252,787			212,584			209,284
Other assets	1,063,340			901,798			808,851
Unrealized loss on securities available for sale	(48,234)			(21,421)			(13,042)

Total assets	$14,002,952			$12,960,231			$12,216,419

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,766,357	$12,080	1.28%	$3,479,046	$11,155	1.28%	$3,430,218	$19,236	2.24%
Time deposits	3,228,453	27,902	3.46	2,981,166	27,162	3.64	3,055,620	35,891	4.70

Total interest bearing deposits	6,994,810	39,982	2.29	6,460,212	38,317	2.37	6,485,838	55,127	3.40
Short-term borrowings	530,408	2,122	1.60	555,799	2,212	1.59	441,227	4,656	4.22
Long-term borrowings (4)	3,218,820	33,664	4.18	3,008,249	32,792	4.36	2,453,424	28,962	4.72

Total interest bearing liabilities	10,744,038	75,768	2.82	10,024,260	73,321	2.93	9,380,489	88,745	3.78

Non-interest bearing deposits	2,058,190			1,893,688			1,903,502
Other liabilities	80,713			77,369			1,069
Shareholders’ equity	1,120,011			964,914			931,359

Total liabilities and shareholders’ equity	$14,002,952			$12,960,231			$12,216,419

Net interest income/interest rate spread (5)		$116,588	3.18%		$103,914	3.01%		$95,925	2.77%

Tax equivalent adjustment		(1,356)			(1,336)			(1,511)

Net interest income, as reported		$115,232			$102,578			$94,414

Net interest margin (6)			3.59%			3.44%			3.35%
Tax equivalent effect			0.05			0.04			0.05

Net interest margin on a fully tax equivalent basis (6)			3.64%			3.48%			3.40%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2008 and 2007:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,144,973	$422,134	6.15%	$8,227,047	$419,815	6.80%
Taxable investments (3)	2,619,546	111,296	5.66	2,551,721	105,287	5.50
Tax-exempt investments (1)(3)	253,807	11,758	6.18	272,111	13,157	6.45
Federal funds sold and other interest bearing deposits	97,230	2,032	2.79	250,885	9,893	5.26

Total interest earning assets	12,115,556	547,220	6.02	11,301,764	548,152	6.47

Allowance for loan losses	(77,586)			(73,199)
Cash and due from banks	225,754			209,640
Other assets	944,731			763,617
Unrealized loss on securities available for sale	(23,580)			(11,212)

Total assets	$13,184,875			$12,190,610

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,544,803	$37,300	1.40%	$3,497,054	$57,870	2.21%
Time deposits	3,043,441	85,552	3.75	2,949,958	100,798	4.56

Total interest bearing deposits	6,588,244	122,852	2.49	6,447,012	158,668	3.28
Short-term borrowings	497,764	6,641	1.78	411,279	13,156	4.27
Long-term borrowings (4)	3,068,651	100,198	4.35	2,474,601	85,253	4.59

Total interest bearing liabilities	10,154,659	229,691	3.02	9,332,892	257,077	3.67

Non-interest bearing deposits	1,943,122			1,921,983
Other liabilities	73,981			8,088
Shareholders’ equity	1,013,113			927,647

Total liabilities and shareholders’ equity	$13,184,875			$12,190,610

Net interest income/interest rate spread (5)		$317,529	3.01%		$291,075	2.80%

Tax equivalent adjustment		(4,137)			(4,708)

Net interest income, as reported		$313,392			$286,367

Net interest margin (6)			3.45%			3.38%
Tax equivalent effect			0.04			0.05

Net interest margin on a fully tax equivalent basis (6)			3.49%			3.43%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table demonstrates the relative impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2008 Compared with September 30, 2007			Nine Months Ended September 30, 2008 Compared with September 30, 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans (1)	$28,320	$(17,653)	$10,667	$44,432	$(42,113)	$2,319
Taxable investments	(63)	823	760	2,838	3,171	6,009
Tax-exempt investments (1)	32	(398)	(366)	(862)	(537)	(1,399)
Federal funds sold and other interest bearing deposits	(2,004)	(1,371)	(3,375)	(4,448)	(3,413)	(7,861)

Total increase (decrease) in interest income	26,285	(18,599)	7,686	41,960	(42,892)	(932)

Interest Expense:
Savings, NOW and money market deposits	1,735	(8,891)	(7,156)	780	(21,350)	(20,570)
Time deposits	1,936	(9,925)	(7,989)	3,108	(18,354)	(15,246)
Short-term borrowings	798	(3,332)	(2,534)	2,339	(8,854)	(6,515)
Long-term borrowings and junior subordinated debentures	8,281	(3,579)	4,702	19,588	(4,643)	14,945

Total increase (decrease) in interest expense	12,750	(25,727)	(12,977)	25,815	(53,201)	(27,386)

Increase in net interest income	$13,535	$7,128	$20,663	$16,145	$10,309	$26,454

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest (Loss) Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Trust and investment services	$1,774	$1,897	$5,286	$5,518
Insurance premiums	2,351	2,509	7,987	8,273
Service charges on deposit accounts	7,480	7,133	21,102	19,775
(Losses) gains on securities transactions, net	(67,456)	14	(68,269)	84
Trading gains, net	14,747	731	11,255	4,636
Fees from loan servicing	1,243	1,387	3,690	4,171
Gains on sales of loans, net	282	262	1,006	4,624
Gains (losses) on sales of assets, net	171	(645)	256	15,958
Bank owned life insurance	2,659	3,239	8,804	8,254
Other	4,645	3,772	13,960	11,065

Total non-interest (loss) income	$(32,104)	$20,299	$5,077	$82,358

Service charges on deposit accounts increased $1.3 million, or 6.7 percent to $21.1 million for the nine months ended September 30, 2008 compared with the same period in 2007 mainly due to better collection of overdraft fees, an increase in checking fees and fees related to deposits assumed in the acquisition of Greater Community during the third quarter of 2008.

Net losses on securities transactions increased $67.5 million and $68.4 million, respectively, for the three and nine months ended September 30, 2008 compared with the same periods in 2007 mainly due to the other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $70.9 million ($44.1 million after-tax) and $71.9 million ($44.7 million after-tax), respectively, during the three and nine months ended September 30, 2008. The decreases were partially offset by gains on sales of mortgage-backed and equity securities during the three and nine months ended September 30, 2008.

Net trading gains increased $14.0 million and $6.6 million, respectively, for the three and nine months ended September 30, 2008 compared to the same periods in 2007 mainly due to gains of $20.9 million and $21.1 million, respectively, for the three and nine months ended September 30, 2008 related to the change in the fair value of our junior subordinated debentures carried at fair value. These gains were mainly offset by mark to market loss adjustments on our trading securities portfolio during the 2008 periods.

Net gains on sales of loans decreased $3.6 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during the second quarter of 2007 that Valley elected to carry at fair value under SFAS No. 159.

Net gains on sales of assets increased $816 thousand for the third quarter of 2008 compared to the third quarter of 2007, and decreased $15.7 million for the nine months ended September 30, 2008 compared to the same period in 2007. The third quarter increase was primarily due to fixed asset write downs incurred during the comparable 2007 period on the closure and consolidation of two leased branch locations. Net gains on sales of assets decreased during the nine months ended September 30, 2008 as compared to the same 2007 period mainly due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in March of 2007. Valley sold the nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings during the first quarter of 2007 as allowed under sale-leaseback accounting rules. The remaining deferred gain of $15.9 million is being amortized into earnings over the 20 year term of the lease.

BOLI income decreased $580 thousand, or 17.9 percent for the three months ended September 30, 2008 compared with the same period of 2007 primarily due to a decrease in yield caused by the current market volatility which had a negative impact on the performance of the underlying securities.

Other non-interest income increased $873 thousand and $2.9 million, respectively, for the three and nine months ended September 30, 2008 compared with the same period in 2007. The increase during the third quarter of 2008 was partly due to a $417 thousand gain on the extinguishment of a portion of Valley’s junior subordinated debentures issued to VNB Capital Trust I. The remaining increase was mainly due to general increases in other income associated with the Greater Community acquisition. In addition to the increased other income resulting from the acquisition of Greater Community on July 1, 2008, other non-interest income increased during the nine months ended September 30, 2008 partly due to a $1.6 million gain resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of the Visa Inc.’s initial public offering that occurred in March of 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Salary expense	$33,147	$29,459	$93,448	$87,139
Employee benefit expense	8,363	7,342	24,215	22,781
Net occupancy and equipment expense	14,032	12,285	40,288	36,999
Amortization of other intangible assets	1,959	1,881	5,107	5,671
Professional and legal fees	1,852	2,003	6,038	5,070
Advertising	965	665	1,682	2,407
Other	13,524	10,538	34,501	30,510

Total non-interest expense	$73,842	$64,173	$205,279	$190,577

Non-interest expense increased by $9.7 million, or 15.1 percent for the three months ended September 30, 2008 compared with the same period in 2007, and increased $14.7 million, or 7.7 percent for the nine months ended September 30, 2008 compared with the same period in 2007. The increases are primarily due the Greater Community acquisition on July 1, 2008 and the addition of nine de novo branches to our branch network over the last twelve month period.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 88.8 percent and 64.5 percent for the three and nine months ended September 30, 2008, respectively, compared with 55.9 percent and 51.7 percent for the same periods in 2007. The increase in the efficiency ratio for the three and nine months ended September 30, 2008 is primarily due to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $70.9 million incurred in the third quarter of 2008 which greatly reduced our non-interest income. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, even exclusive of other-than-temporary impairment charges on securities and other one-time charges, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased a combined $4.7 million for the three months ended September 30, 2008 compared with the same period in 2007, and increased $7.7 million, or 7.0 percent for the nine months ended September 30, 2008 compared with the same period in 2007. Both increases are mainly due to our organizational expansion through the acquisition of Greater Community and the addition of nine de novo branches to our branch network over the last twelve month period.

Net occupancy expense increased $1.7 million or 14.2 percent for the three months ended September 30, 2008 compared with the same period in 2007 and increased $3.3 million, or 8.9 percent for the nine months ended September 30, 2008 compared with the same period in 2007. Both increases are mainly due to our branch network expansion during the last twelve month period.

Professional and legal fees increased $968 thousand, or 19.1 percent for the nine months ended September 30, 2008 compared with the same period in 2007, primarily due to general increases in advisory fees caused by our organizational growth.

Advertising expense decreased $725 thousand, or 30.1 percent for the nine months ended September 30, 2008 compared with the same period of 2007 mainly due to fewer Valley branding promotions during the 2008 period.

Other non-interest expense increased $3.0 million, or 28.3 percent for the three months ended September 30, 2008 compared with the same period in 2007, and increased $4.0 million, or 13.1 percent for the nine months ended September 30, 2008 compared with the same period in 2007. The increases were primarily due to a $1.2 million prepayment penalty on $25.0 million in Federal Home Loan Bank advances during the third quarter of 2008, and increases in other real estate owned expense of $886 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2008. The remaining increase in other non-interest expense for the three and nine months period was primarily due to several general increases caused by the Greater Community acquisition.

Income Taxes

Income tax benefit was ($1.2) million for the third quarter of 2008 compared with income tax expense of $11.4 million for the third quarter of 2007, reflecting an effective tax benefit rate of (47.6) percent and an effective tax rate of 23.8 percent, respectively. The difference in tax benefit/expense between these periods reflects the lower level of pre-tax income in 2008, primarily due to the other-than-temporary impairment charges and realized losses totaling $70.9 million on Fannie Mae and Freddie Mac perpetual preferred stock.

Income tax expense was $19.9 million for the nine months ended September 30, 2008 compared with $45.6 million for the same period in 2007, reflecting effective tax rates of 20.6 percent and 26.6 percent, respectively. The decrease was due to many factors, including the lower level of 2008 pre-tax income described above and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008, as well as the higher 2007 marginal tax rates attributable to a gain on the sale of a Manhattan office building during the first quarter of 2007.

Interim period tax (benefit) expense is computed at an estimated annual effective rate. The estimated effective rate is applied to the year-to-date income at the end of each interim period to compute the year-to-date tax (benefit). The interim period tax (benefit) is the difference between the amount computed and the amounts reported for previous interim periods. Application of these rules may result in a significant variation in the customary relationship between income tax expense and pretax accounting income.

As disclosed in Valley’s previously filed Quarterly Report on Form 10-Q at June 30, 2008, management expected Valley’s effective tax rate to approximate 29 percent for the year ended December 31, 2008. However, due to the Fannie Mae and Freddie Mac preferred stock impairment charges and realized losses, Valley used a revised anticipated annual effective tax rate of 28 percent for purposes of the third quarter tax computation. Income tax expense for the nine months ended September 30, 2008 has been further reduced by the previously disclosed valuation allowance release of $6.5 million and a third quarter reduction of $547 thousand for Valley’s liability for uncertain tax positions due to the expiration of the statute of limitations. Included in the projected effective rate of 28 percent is the establishment of a $2.9 million state tax valuation allowance against the state capital loss carryforward (generated from the Fannie and Freddie Mac preferred stock impairment charges and realized losses). This allowance will be reversed as a tax benefit in the fourth quarter of 2008 based upon a tax provision of “The Emergency Economic Stabilization Act of 2008”, enacted into law on October 3, 2008, under which these losses will be treated as ordinary losses (rather than capital losses) for tax purposes. We anticipate, after the reversal of the $2.9 million valuation allowance, that the effective tax rate for the year ended December 31, 2008 will be approximately 26 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes, return on average interest earning assets and impairment. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance, and broker-dealer services (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for our four segments for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,347,737	$5,641,092	$2,832,855	$—	$12,821,684
Income (loss) before income taxes	21,714	22,649	19,626	(61,553)	2,436
Annualized return on average interest earning assets (pre-tax)
	2.00%	1.61%	2.77%	N/A	0.08%

N/A - not applicable

	Three Months Ended September 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,832,851	$4,375,090	$3,076,650	$—	$11,284,591
Income (loss) before income taxes	14,248	26,014	15,541	(7,976)	47,827
Annualized return on average interest earning assets (pre-tax)
	1.49%	2.38%	2.02%	N/A	1.70%

N/A - not applicable

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The automobile loans have an average weighted life ranging from 24 to 30 months, which is relatively unaffected by movements in the market level of interest rates.

For the three months ended September 30, 2008, income before income taxes increased $7.5 million to $21.7 million compared with the three months ended September 30, 2007. The return on average interest earning assets before income taxes increased to 2.00 percent compared with 1.49 percent for the prior year period. The increase resulted from an increase in net interest income, partially offset by an increase in the provision for loan losses and internal transfer expense. Net interest income increased $9.4 million to $40.4 million when compared to $31.0 million for the same period last year, primarily as a result of a $514.9 million increase in average consumer lending balances and a decrease in funding costs, partially offset by a decrease in the yield on average loans. The interest yield on loans decreased 28 basis points to 5.93 percent for the three months ended September 30, 2008 from 6.21 percent for the prior year period, while the interest expense associated with funding sources decreased 76 basis points to 2.22 percent for the three months ended September 30, 2008 from 2.98 percent for the prior year period.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the last twelve months, the Federal Reserve has incrementally decreased short-term interest rates causing the average federal fund rate to decline by 318 basis points for the third quarter of 2008 as compared to the same quarter of 2007. The decreases in interest rates impacted the results for the three months ended September 30, 2008, as our prime rate moved downward in conjunction with each incremental cut in the target federal funds rate.

For the three months ended September 30, 2008, income before income taxes decreased $3.4 million to $22.6 million compared with the three months ended September 30, 2007, primarily due to increases in the provision for loans losses, non-interest expense, and internal transfer expense, partially offset by an increase in net interest income. The return on average interest earning assets before income taxes was 1.61 percent compared with 2.38 percent for the prior year period. The increase in net interest income was primarily due to average interest earning assets increasing $1.3 billion to $5.6 billion as we acquired loans from Greater Community in the third quarter of 2008 and experienced solid organic loan growth since the 2007 period. Partially offsetting the increase was a 121 basis points decrease in yield on average loans mainly caused by the Federal Reserve’s cut of short-term rates. The costs associated with our funding sources decreased 76 basis points to 2.22 percent for the three months ended September 30, 2008.

Investment Management

The investment management segment is mainly comprised of fixed rate investments, trading securities and federal funds sold. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment charges of investment securities are reflected in the corporate and other adjustments segment.

For the three months ended September 30, 2008, income before income taxes increased $4.1 million to $19.6 million compared with the three months ended September 30, 2007 primarily due to an increase in net interest income. The return on average interest earning assets before income taxes increased to 2.77 percent compared with 2.02 percent for the prior year period. The increase was a result of an increase in yield on average investments of 8 basis points to 6.04 percent combined with a decrease in funding costs of 76 basis points to 2.22 percent. Average investments decreased $243.8 million from $3.1 billion in the 2007 period mainly caused by a decline in short-term trading securities held due to current market conditions.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment was $61.6 million for the three months ended September 30, 2008 when compared with an $8.0 million loss for the three months ended September 30, 2007. The increase was primarily due to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $70.9 million, partially offset by an increase of $15.0 million in net trading gains during the third quarter of 2008. Non-interest expense increased $6.8 million mainly due to increases in general expenses related to de novo branching and was partially offset by an increase of $3.9 million in internal transfer income.

The following tables present the financial data for our four segments for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,199,574	$4,945,399	$2,970,583	$—	$12,115,556
Income (loss) before income taxes	54,118	62,064	56,165	(75,807)	96,540
Annualized return on average interest earning assets (pre-tax)
	1.72%	1.67%	2.52%	N/A	1.06%

N/A - not applicable

	Nine Months Ended September 30, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,839,842	$4,387,205	$3,074,717	$—	$11,301,764
Income (loss) before income taxes	45,886	80,688	45,004	(441)	171,137
Annualized return on average interest earning assets (pre-tax)
	1.59%	2.45%	1.95%	N/A	2.02%

N/A - not applicable

Consumer Lending

For the nine months ended September 30, 2008, income before income taxes increased $8.2 million to $54.1 million, compared with the nine months ended September 30, 2007. Net interest income increased $19.7 million to $112.7 million when compared to $93.1 million for the same period last year, primarily as a result of a $359.7 million increase in average consumer lending balances and a 47 basis point decrease in funding costs, partially offset by a decrease in yield on average loans. The interest yield on average loans decreased 13 basis points to 5.96 percent for the nine months ended September 30, 2008 from 6.09 percent for the prior year period. The return on average interest earning assets before income taxes increased to 1.72 percent compared with 1.59 percent for the prior year period. The increase resulted from an increase in net interest income, partially offset by increases in provision for loan losses and internal transfer expense; and a decrease in non-interest income.

Commercial Lending

For the nine months ended September 30, 2008, income before income taxes decreased $18.6 million to $62.1 million compared with the nine months ended September 30, 2007, primarily due to increases in provision for loan losses, non-interest expense, and internal transfer expense, along with decreases in net interest income and non-interest income of $6.1 million, $6.1 million, $5.2 million, $3.9 million, and $1.3 million, respectively. The yield on average loans decreased 108 basis points to 6.16 percent as a result of a decrease in our prime lending rate, while a $558.2 million increase in average interest earning assets helped partially mitigate the impact of the Federal Reserve’s cut of short-term rates. The return on average interest earning assets before income taxes was 1.67 percent compared with 2.45 percent for the prior year period. The costs associated with funding sources decreased 47 basis points to 2.38 percent.

Investment Management

For the nine months ended September 30, 2008, income before income taxes increased $11.2 million to $56.2 million compared with the nine months ended September 30, 2007, primarily due to an increase in net interest income partially offset by a decrease in internal transfer expense. The return on average interest earning assets before income taxes increased to 2.52 percent compared with 1.95 percent for the prior year period. The yield on average investments, which includes federal funds sold, increased 5 basis points to 5.89 percent and the costs associated with funding sources decreased 47 basis points to 2.38 percent. Average investments decreased $104.1 million from the 2007 period mainly due to a decline in trading securities.

Corporate Segment

The loss before income taxes for the corporate segment increased $75.4 million to a loss of $75.8 million for the nine months ended September 30, 2008 when compared with a loss of $441 thousand for the nine months ended September 30, 2007. The increase in losses was primarily due to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred stock totaling $71.9 million in 2008 and a $16.4 million gain on the sale of a Manhattan office building in the first quarter of 2007, partially offset by an increase of $20.8 million from the change in fair value of Valley’s junior subordinated debentures. The increase in net interest income was mainly due to a decrease in interest expense that was attributable to Valley’s early redemption of $41.2 million in junior subordinated debentures during the second half of 2007. Non-interest expense increased $9.0 million during the 2008 period mainly due to increases in general expenses related our organizational expansion over the last twelve months.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities. With the adoption of SFAS No. 159, management has the fair value measurement option available for new financial assets, financial liabilities, and derivative transactions potentially entered into as part of its on-going interest rate risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2008. The model assumes changes in interest rates without any proactive change in the composition of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2008. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2008. New interest earning assets and interest bearing liability originations and rate spreads are estimated utilizing our actual originations during the third quarter of 2008. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2008.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At September 30, 2008
	Dollar Change	Percentage Change
	($ in thousands)
+2.00%	$(496)	(0.12)%
+1.00	2,561	0.63
(1.00)	(4,833)	(1.18)
(2.00)	(23,048)	(5.63)

At September 30, 2008, the asset sensitivity of Valley’s balance sheet declined due, in part, to a decrease in prepayment speeds and a reduction in short-term trading securities, which decreased $661.2 million from December 31, 2007. Management’s decision to reduce these balances resulted from asset/liability management strategies based upon the current level of interest rates, market risk (i.e., price volatility of trading securities), loan portfolio growth, as well as other factors. We are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. The likelihood of a 200 basis point decrease in interest rates as of September 30, 2008 was considered to be remote given current interest rate levels. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet. The acquisition of Greater Community did not materially impact or change our interest rate sensitivity at September 30, 2008.

As of September 30, 2008, the effect of a 200 basis point increase in interest rates on our derivative holdings would result in a $2.7 million positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on our derivative holdings would result in a $478 thousand negative variance in net interest income. See Note 13 – Derivative Instruments and Hedging Activities for further information on our derivative transactions.

Our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and rates to optimize the net interest income, while prudently structuring the balance sheet to manage changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can increase the cost of deposits and impact the level of interest rates attainable on loans, which may result in downward pressure on our net interest margin in future periods.

Convexity is a measure of how the duration of a bond changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact to our net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on our net interest income.

Liquidity

Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by management’s Asset/Liability Management Committee and the Investment Committee of the Board of Directors of Valley National Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At September 30, 2008, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled $2.3 billion at September 30, 2008 and $2.6 billion at December 31, 2007, representing 18.2 percent and 23.0 percent of earning assets and 16.2 percent and 20.6 percent of total assets at September 30, 2008 and December 31, 2007, respectively. Of the $2.3 billion of liquid assets at September 30, 2008, approximately $1.6 billion of various investment securities were pledged to counter parties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $4.0 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, auto and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.3 billion for the third quarter of 2008 and $7.1 billion for the year ended December 31, 2007, representing 60.1 percent and 62.9 percent, respectively, of average earning assets. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchases. While, at September 30, 2008, there were no firm lending commitments in place, management believes that we could borrow over $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity.

We have access to a variety of borrowing sources and uses both short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings increased by $193.5 million to $798.7 million at September 30, 2008 compared to $605.2 million at December 31, 2007 primarily due to an additional $300.0 million in short-term FHLB advances, partly offset by declines in federal funds purchased and treasury tax and loan accounts of $80.0 million and $24.5 million, respectively. At September 30, 2008 and December 31, 2007, nearly all short-term repos represented customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. Projected cash flows from these sources are expected to be adequate to pay dividends and interest expense payable to capital trusts, given the current capital levels and current profitable operations of its subsidiary. In addition, Valley may repurchase shares of its outstanding common stock under its share repurchase program, purchase preferred securities issued by VNB Capital Trust I (and extinguish the corresponding junior subordinating debentures), or call for early redemption all, or part, of its junior subordinated debentures issued to VNB Capital Trust I at their stated par value. The cash required for these activities can be met by using Valley’s own funds, dividends received from Valley National Bank, as well as borrowed funds. See “Capital Adequacy” section below for a discussion of potential future limitations on dividends to common shareholders and Valley’s repurchase of its common shares under the terms of the Treasury’s TARP Capital Purchase Program.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	($ in thousands)
Commercial	$1,905,469	$1,680,337	$1,584,190	$1,563,150	$1,665,169

Construction	470,006	399,279	399,069	402,806	408,969
Residential mortgage	2,297,868	2,228,197	2,128,949	2,063,242	1,933,321
Commercial mortgage	3,204,537	2,564,605	2,443,719	2,370,345	2,282,669

Total mortgage loans	5,972,411	5,192,081	4,971,737	4,836,393	4,624,959

Home equity	600,623	537,913	542,162	554,830	554,859
Credit card	9,872	9,459	9,338	10,077	9,290
Automobile	1,474,328	1,531,537	1,483,067	1,447,838	1,433,178
Other consumer	94,578	92,768	76,990	83,933	83,009

Total consumer	2,179,401	2,171,677	2,111,557	2,096,678	2,080,336

Total loans*	$10,057,281	$9,044,095	$8,667,484	$8,496,221	$8,370,464

As a percent of total loans:
Commercial loans	18.9%	18.6%	18.3%	18.4%	19.9%
Mortgage loans	59.4%	57.4%	57.3%	56.9%	55.2%
Consumer loans	21.7%	24.0%	24.4%	24.7%	24.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $3.9 million, $3.0 million, $3.2 million, $3.5 million, and $4.2 million at September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007, and September 30, 2007, respectively.

During the quarter, loans increased $1.0 billion to approximately $10.1 billion at September 30, 2008 mainly due to $812.5 million in loans acquired from Greater Community. The remaining linked quarter organic loan growth was mainly comprised of increases in the commercial mortgage and commercial loans, partially offset by a decrease in automobile loans. Our lending opportunities to new quality borrowers continued to expand during the third quarter of 2008 due, in part, to our larger lending and branch presence, through the acquisition of 16 full-service branches from Greater Community, as well as less competition from other financial institutions which were negatively impacted by capital constraints, and the market’s credit and liquidity crisis.

Commercial loans increased $225.1 million from approximately $1.7 billion at June 30, 2008 to over $1.9 billion at September 30, 2008 partially due to $130.8 million in loans acquired from Greater Community. The remaining increase was due to solid organic loan growth, which included expanded lending opportunities with new quality customers unable to find financing at other financial institutions with less available lending resources being negatively impacted by the current market credit and liquidity crisis, the continued benefits of a larger commercial lending team in 2008, as well as slightly higher usage of commercial lines by many of our New York based customers preparing for the upcoming holiday season.

Mortgage loans increased $780.3 million to approximately $6.0 billion at September 30, 2008 from a quarter ago mainly due to $629.3 million in mortgage loans acquired from Greater Community. Excluding $493.0 million and $44.5 million, respectively, in loans acquired by Greater Community, commercial mortgage and construction loans grew organically by $146.9 million and $26.2 million, respectively. Residential mortgages declined $22.1 million at September 30, 2008 as compared to June 30, 2008, excluding $91.8 million in loans acquired from Greater Community. The organic growth seen in our commercial mortgage and construction loan portfolios is primarily attributable to our continued ability to benefit from the dislocation in the credit markets and the expansion of our lending teams throughout our growing branch network. However, at the same time, residential mortgage loan originations have declined and were negatively impacted by the current housing slump in the third quarter of 2008. We expect to see further declines in residential mortgage loan volumes during the remainder of 2008 and into 2009 as the economy continues to weaken.

Consumer loans increased $7.7 million to $2.2 billion at September 30, 2008 compared to the linked quarter due to the Greater Community acquisition which added $52.4 million in loans (primarily home equity loans) to our consumer portfolio at July 1, 2008. The home equity portfolio increased $62.7 million at September 30, 2008 as compared to one quarter ago mainly due to $48.6 million in loans assumed in the Greater Community merger. The remaining increase was mainly caused by higher line usage as the interest rates on such lines have become more attractive to customers due to declining short-term interest rates. Our automobile loan portfolio declined $57.2 million during the third quarter of 2008 as a result of our tightening of our already conservative auto loan credit standards for potential customers and deterioration in consumer demand for such products during the current economic downturn, partly offset by $3.7 million in automobile loans assumed in the Greater Community merger.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of one aircraft and several automobiles at September 30, 2008. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth our non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios:

Loan Quality

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$12,677	$11,249	$7,796	$8,462	$5,373

Non-accrual loans	$30,663	$27,559	$31,832	$30,623	$29,908
Other real estate owned	7,119	4,416	233	609	832
Other repossessed assets	4,060	4,158	1,202	1,466	1,511

Total non-performing assets	$41,842	$36,133	$33,267	$32,698	$32,251

Troubled debt restructured loans	$9,353	$8,895	$8,906	$8,363	$8,782
Total non-performing loans as a % of loans	0.30%	0.30%	0.37%	0.36%	0.36%
Total non-performing assets as a % of loans	0.42%	0.40%	0.38%	0.38%	0.39%
Allowance for loans losses as a % of non-performing loans	287.51%	267.53%	229.07%	237.29%	241.28%

Non-accrual loans increased $3.1 million during the quarter ended September 30, 2008 to $30.7 million partly due to four commercial loans totaling $3.0 million acquired from Greater Community. No residential mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at September 30, 2008.

OREO totaled $7.1 million at September 30, 2008 and is mainly comprised of two commercial properties, including one $3.2 million property in foreclosure that secured a commercial loan previously disclosed as non-accrual at June 30, 2008. Other repossessed assets increased $2.6 million to $4.1 million at September 30, 2008 from $1.5 million at December 31, 2007 mainly due to one $2.3 million commercial loan collateralized by an aircraft that was repossessed and transferred to other repossessed assets during the second quarter of 2008.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are also presented in the table above. Loans past due 90 days or more and still accruing increased $1.5 million to $12.7 million, or 0.13 percent of total loans at September 30, 2008 compared to $11.2 million, or 0.12 percent at June 30, 2008 partly due to a $772 thousand increase in matured performing loans in the normal process of renewal. Loans past due 90 days or more and still accruing include matured performing loans in the normal process of renewal which totaled approximately $6.4 million and $5.6 million at September 30, 2008 and June 30, 2008, respectively. At September 30, 2008, all of the loans 90 days or more past due and still accruing are generally well secured and in the process of collection. We cannot guarantee that the current low level of past due loans as compared to the total loan portfolio will continue. No residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing at September 30, 2008.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual loans, are presented in the table above. These restructured loans consisted of 18 commercial loan and lease relationships and totaled approximately $9.4 million at September 30, 2008 as compared to 8 commercial loan relationships totaling $8.9 million at June 30, 2008. The increase was mainly due to the addition of 10 commercial lease relationships with outstanding balances of less than $50 thousand at September 30, 2008. One of the commercial relationships has an unused line of credit and one unfunded construction loan commitment which total $1.9 million at September 30, 2008.

Total loans past due in excess of 30 days were 0.86 percent of total loans at September 30, 2008 compared to 0.82 percent of total loans at June 30, 2008 and 1.00 percent of total loans at December 31, 2007. We strive to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

In our Quarterly Report on Form 10-Q at June 30, 2008, management reported that in May of 2008 it determined that one performing commercial mortgage loan totaling approximately $25.7 million was a potential problem loan, not presented in the loan quality table above. A potential problem loan is defined as a performing loan for which management has serious doubts as to the ability or willingness of such borrower to comply with the present loan repayment terms and which may result in a non-performing loan. The commercial buildings securing the loan are currently under contract to be sold to a third party that will assume the debt (with modified terms and conditions) and make an initial cash down payment reducing such debt (i.e., the loan’s principal balance) at sale closing. It is expected that the sale will take place during the fourth quarter of 2008. Although, management believes the potential problem loan (secured by two office buildings totaling 286,000 square feet located in New York City) is well-collateralized, and is presently performing, there can be no assurance that Valley will not incur a loss related to the loan in the future.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and credit commitments. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

Allowance for Credit Losses

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	($ in thousands)
Average loans outstanding	$9,988,829	$8,897,004	$8,207,941	$9,144,973	$8,227,047

Beginning balance:
Allowance for credit losses	$75,949	$75,030	$74,775	$74,935	$74,718
Loans charged-off	(5,197)	(5,447)	(3,892)	(15,246)	(9,680)
Recoveries	749	566	1,028	2,012	2,575

Net charge-offs	(4,448)	(4,881)	(2,864)	(13,234)	(7,105)
Addition from acquisition	11,410	—	—	11,410	—
Provision for credit losses	6,850	5,800	2,713	16,650	7,011

Ending balance:
Allowance for credit losses	$89,761	$75,949	$74,624	$89,761	$74,624

Components of allowance for credit losses:
Allowance for loan losses	$88,158	$73,729	$72,161	$88,158	$72,161
Reserve for unfunded letters of credit	1,603	2,220	2,463	1,603	2,463

Allowance for credit losses	$89,761	$75,949	$74,624	$89,761	$74,624

Components of provision for credit losses:
Provision for loan losses	$7,467	$5,693	$2,583	$17,318	$7,695
Provision for unfunded letters of credit	(617)	107	130	(668)	(684)

Provision for credit losses	$6,850	$5,800	$2,713	$16,650	$7,011

Annualized net charge-offs as a percentage of average total loans	0.18%	0.22%	0.14%	0.19%	0.12%
Allowance for loan losses as a percentage of total loans	0.88%	0.82%	0.86%	0.88%	0.86%
Allowance for credit losses as a percentage of total loans	0.89%	0.84%	0.89%	0.89%	0.89%

At September 30, 2008, the allowance for credit losses totaled $89.8 million compared with $74.9 million at December 31, 2007. The allowance was adjusted by provisions charged against income, charge-offs, net of recoveries, as well as an addition recorded in the Greater Community acquisition. Net loan charge-offs were $4.4 million for the three months ended September 30, 2008 compared with $4.9 million for the three months ended June 30, 2008. The increased provision during the third quarter of 2008 reflects the increase in the loan portfolio, the level of net loan charge-offs, delinquencies and the current economic environment.

Net loan charge-offs were $13.2 million for the nine months ended September 30, 2008 compared with $7.1 million for the nine months ended September 30, 2007. The increase in net loan charge-offs is primarily due to an increase in consumer loan charge-offs of $4.7 million to $9.4 million for the nine months ended September 30, 2008.

The allowance for credit losses as a percentage of total loans increased 5 basis points to 0.89 percent at September 30, 2008 as compared to June 30, 2008 and increased 1 basis point as compared to December 31, 2007. The quarter over quarter increase was mainly the result of solid quarter over quarter loan growth, including non-acquisition related expansion in commercial mortgage and commercial loan categories, and additional reserves of $11.4 million assumed in the Greater Community acquisition during the third quarter of 2008.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocation as a percentage of each loan category:

Allocation of Allowance for Credit Losses

	September 30, 2008		June 30, 2008		December 31, 2007
	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category
	($ in thousands)
Loan category:
Commercial (1)	$40,546	2.13%	$35,330	2.10%	$31,638	2.02%
Mortgage:
Construction	14,397	3.06%	11,676	2.92%	11,748	2.92%
Residential mortgage	3,771	0.16%	3,364	0.15%	3,124	0.15%
Commercial mortgage	12,520	0.39%	10,177	0.40%	8,788	0.37%

Total mortgage loans	30,688	0.51%	25,217	0.49%	23,660	0.49%
Consumer:
Home equity	1,627	0.27%	1,549	0.29%	1,634	0.29%
Other consumer	11,428	0.72%	10,041	0.61%	9,181	0.60%

Total consumer loans	13,055	0.60%	11,590	0.53%	10,815	0.52%
Unallocated	5,472	N/A	3,812	N/A	8,822	N/A

Allowance for credit losses	$89,761	0.89%	$75,949	0.84%	$74,935	0.88%

(1)	Includes the reserve for unfunded letters of credit.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2008 and December 31, 2007, shareholders’ equity totaled $1.1 billion and $949.1 million, respectively, or 7.6 percent and 7.4 percent of total assets, respectively. The increase in total shareholders’ equity during the nine months ended September 30, 2008 was mainly the result of the additional capital issued in the Greater Community acquisition totaling $167.8 million, net income of $76.7 million, and treasury stock issued for stock-based compensation, partially offset by cash dividends declared to shareholders of $77.3 million and an increase in accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at September 30, 2008 was a $32.9 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $778 thousand net unrealized loss, net of deferred tax at December 31, 2007. Also, included as a component of accumulated other comprehensive loss at September 30, 2008 was $11.8 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006 and a $2.2 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On May 23, 2008, Valley issued a five percent common stock dividend to shareholders of record on May 9, 2008.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.9 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the nine months ended September 30, 2008. Our participation in the Treasury’s TARP Capital Purchase Program will prohibit our repurchase of Valley common shares, including shares available under this previously approved repurchase plan, for up to three years. See further discussion of this program below.

Risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common shareholders’ equity and eligible long-term borrowing related to VNB Capital Trust I and GCB Capital Trust III, less disallowed intangibles and adjusted to exclude unrealized gains and losses, net of deferred tax. Total risk-based capital consists of Tier 1 capital, Valley National Bank’s subordinated borrowings and the allowance for credit losses up to 1.25 percent of risk-adjusted assets. Risk-adjusted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Valley’s and Valley National Bank’s actual capital positions and ratios at September 30, 2008 and December 31, 2007, under risk-based capital and leverage capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of September 30, 2008
Total Risk-based Capital
Valley	$1,183,714	10.6%	$889,357	8.0%	$	N/A	N/A	%
Valley National Bank	1,123,646	10.1	888,053	8.0		1,110,066	10.0
Tier I Risk-based Capital
Valley	993,953	8.9	444,678	4.0		N/A	N/A
Valley National Bank	933,885	8.4	444,027	4.0		666,040	6.0
Tier I Leverage Capital
Valley	993,953	7.3	547,674	4.0		N/A	N/A
Valley National Bank	933,885	6.8	546,564	4.0		683,206	5.0

As of December 31, 2007
Total Risk-based Capital
Valley	1,103,971	11.4	778,015	8.0		N/A	N/A
Valley National Bank	1,075,279	11.1	775,848	8.0		969,810	10.0
Tier I Risk-based Capital
Valley	929,036	9.6	389,008	4.0		N/A	N/A
Valley National Bank	900,344	9.3	387,924	4.0		581,886	6.0
Tier I Leverage Capital
Valley	929,036	7.6	487,479	4.0		N/A	N/A
Valley National Bank	900,344	7.4	486,128	4.0		607,660	5.0

N/A - not applicable

Valley’s capital position included $176.3 million and $160.0 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2008 and December 31, 2007, respectively. Upon the adoption of FIN 46 in 2003, Valley de-consolidated its capital trust. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at September 30, 2008 and December 31, 2007. See Note 12 for additional information.

Book value per share amounted to $8.07 at September 30, 2008 and $7.54 at December 31, 2007. Tangible book value per share amounted to $5.68 at September 30, 2008 and $5.92 at December 31, 2007. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2008	December 31, 2007
	(in thousands, except for share data)
Common shares outstanding	134,940,776	125,844,074

Shareholders’ equity	$1,088,612	$949,060
Less: Goodwill and other intangible assets	321,948	204,547

Tangible shareholders’ equity	$766,664	$744,513

Tangible book value per share	$5.68	$5.92

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

The primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by net income per common share. Primarily due to the other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac preferred securities held in the available for sale portfolio, our cash dividend pay-out per common share for the nine months ended September 30, 2008 was greater than our earnings for the same period, thereby causing the earnings retention rate to be zero for the same period. Our annual rate of earnings retention is expected to return in 2009 to levels comparable with 2007. The retention ratio for the comparable nine months ended September 30, 2007 was 40.4 percent. Cash dividends declared amounted to $0.60 per common share for both the nine months ended September 30, 2008 and 2007. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

On October 24, 2008, we were advised by the Treasury that Valley’s application under the TARP Capital Purchase Program was approved. We filed an application with the Treasury under such program for the sale of $330 million in Valley nonvoting senior preferred stock to the Treasury, but under the terms of the program, will be limited to approximately $300 million (See further details of this transaction under “Subsequent Events” discussed above in this MD&A). We intend to use the proceeds from this sale for general corporate purposes which include additional capital to grow lending operations and support acquisitions of other financial institutions which may become available in the current economic downturn. The Treasury’s consent will be required for any increase in our dividends paid to common shareholders or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. We are currently reviewing the final documentation and terms to this transaction. The closing on this purchase is subject to the execution of satisfactory definitive documentation. The purchase, according to the Treasury, will occur within 30 days of the approval and before year-end.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 40 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

American Express Travel Related Services Company (“American Express”) filed a lawsuit against Valley in the United States District Court, Southern District of New York alleging, among other claims, that Valley breached its contractual and fiduciary duties to it in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Two other parties brought similar claims related to the same incident, and such claims were either dismissed by the court or settled for an immaterial amount. American Express withdrew its lawsuit without prejudice in October of 2007. Valley believes it has meritorious defenses to the action, if reinstated, but Valley cannot ensure that it will prevail in such potential future litigation or be able to settle such litigation for an immaterial amount.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended September 30, 2008.

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

VALLEY NATIONAL BANCORP (Registrant)

Date: November 7, 2008	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: November 7, 2008	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer