Form 10-K
period 2008-12-31
VALLEY NATIONAL BANCORP
filed 2009-02-27
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-11277

VALLEY NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)

973-305-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
VNB Capital Trust I 7.75% Trust Originated Securities (and the Guarantee by Valley National Bancorp with respect thereto)	New York Stock Exchange

Warrants to purchase Common Stock	NASDAQ Capital Market

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

Large accelerated filer  ☑             Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐             No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion on June 30, 2008.

There were 135,024,030 shares of Common Stock outstanding at February 24, 2009.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2009 Proxy Statement”) for the 2009 Annual Meeting of Shareholders to be held April 14, 2009 will be incorporated by reference in Part III. The 2009 proxy statement will be filed within 120 days of December 31, 2008.

PART I

Item 1.    Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2008, Valley had consolidated total assets of $14.7 billion, total loans of $10.1 billion, total deposits of $9.2 billion and total shareholders’ equity of $1.4 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of VNB Capital Trust I and GCB Capital Trust III, through which trust preferred securities were issued. VNB Capital Trust I and GCB Capital Trust III are not consolidated subsidiaries. See Note 12 of the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 195 full-service banking offices located throughout northern and central New Jersey and New York City. The Bank provides a full range of commercial and retail banking services. These services include the following: the acceptance of demand, savings and time deposits; extension of consumer, real estate, commercial loans; equipment leasing; personal and corporate trust, and pension and fiduciary services.

Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a complete list of subsidiaries). These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for the Bank; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which specializes in health care equipment and other commercial equipment leases. The Bank’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly-owned by the Bank. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.

Valley National Bank has four business segments it monitors and reports on to manage its business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. For financial data on the four business segments see Note 19 of the consolidated financial statements.

SEC Reports and Corporate Governance

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit and Risk Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter as well as Valley’s Corporate Governance Guidelines.

We filed the certifications of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K as exhibits to this Report. Our CEO submitted the required annual CEO’s Certification regarding the New York Stock Exchange’s corporate governance listing standards within the required timeframe after the 2008 annual shareholders’ meeting.

Additionally, we will provide without charge, a copy of our Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

Competition

The market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. We compete with other providers of financial services such as other bank holding companies, commercial banks, savings institutions, credit unions, mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. De novo branching by several national financial institutions and mergers between financial institutions within New Jersey and New York, as well as other neighboring states have heightened the competitive pressure in our primary markets. We compete by offering quality products and convenient services at competitive prices (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services). We continually review our products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.

Employees

At December 31, 2008, Valley National Bank and its subsidiaries employed 2,783 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2008	Executive Officer Since	Office
Gerald H. Lipkin	67	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	51	1991	Executive Vice President, Chief Operating Officer of Valley and Valley National Bank
Albert L. Engel	60	1998	Executive Vice President of Valley and Valley National Bank
Alan D. Eskow	60	1993	Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
James G. Lawrence	65	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	62	1997	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	44	2007	First Senior Vice President of Valley National Bank
Kermit R. Dyke	61	2001	First Senior Vice President of Valley National Bank
Robert E. Farrell	62	1990	First Senior Vice President of Valley National Bank
Richard P. Garber	65	1992	First Senior Vice President of Valley National Bank
Eric W. Gould	40	2001	First Senior Vice President of Valley National Bank
Robert J. Mulligan	61	1991	First Senior Vice President of Valley National Bank
Russell C. Murawski	59	2007	First Senior Vice President of Valley National Bank
John H. Noonan	62	2006	First Senior Vice President of Valley National Bank
Stephen P. Davey	53	2002	Senior Vice President of Valley National Bank
Robert A. Ewing	54	2007	Senior Vice President of Valley National Bank

All officers serve at the pleasure of the Board of Directors.

SUPERVISION AND REGULATION

The Banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on Valley or Valley National Bank. It is intended only to briefly summarize some material provisions.

Bank Holding Company Regulation

Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency of the United States (“OCC”). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature.

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

Troubled Asset Relief Program Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

At the invitation of the United States Treasury, we decided in November 2008 to enter into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program. On November 14, 2008, Valley issued and sold to the Treasury 300,000 shares of Valley Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to 2.3 million shares of Valley’s common stock at an exercise price of $19.59 per share. Under the terms of the TARP program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.20 per common share) or Valley’s redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by Valley capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. Each of our senior executive officers in November 2008 agreed in writing to accept the compensation standards in existence at that time under the program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•

No golden parachute payments.    “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers), and the Treasury continues to hold our equity or debt securities we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is the “TARP Capital Purchase Program Covered Period.”).

•

Recovery of EIP Awards and Incentive Compensation if Based on Certain Material Inaccuracies.     Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Excessive Risks.     During the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our company. To make sure this does not happen, Valley’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in the light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to execute whatever documents we may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•

Limit on Federal Income Tax Deductions.     During the TARP Capital Purchase Program Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers. See “Tax and Accounting Considerations” below.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law. The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to Valley and to the extent the Treasury may implement these restrictions unilaterally Valley will apply these provisions. The provisions may be retroactive. In their November 2008 agreements our executives did not waive their contract or legal rights with respect to these new and retroactive provisions; other officers now covered by these provisions were not asked and did not agree to waive their contract or legal rights. The compensation-related limitations applicable to Valley which have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

•

No severance payments.     Under the Stimulus Act “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued. Consequently under the Stimulus Act Valley is prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next five most highly compensated employees during the TARP Capital Purchase Program Covered Period.

•

Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.     The Stimulus Act also contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of our senior executive officers or next 20 most highly compensated employees during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•

No Compensation Arrangements That Encourage Earnings Manipulation.    Under the Stimulus Act, during the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of Valley to enhance the compensation of any of our employees.

•

Limit on Incentive Compensation.     The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our senior executive officers and our next 10 most highly compensated employees during the TARP Capital Purchase Program Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the TARP Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. We do not know whether the award of incentive stock options are covered by this prohibition. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•

Compensation and Human Resources Committee Functions.     The Stimulus Act requires that our Compensation and Human Resources Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•

Compliance Certifications.     The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act. These certifications must be contained in Valley’s Annual Report on Form 10-K [and are contained in this year’s Form 10-K].

•

Treasury Review Excessive Bonuses Previously Paid.     The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•

Say on Pay.     Under the Stimulus Act the SEC is required to promulgate rules requiring a non-binding say on pay vote by the shareholders on executive compensation at the annual meeting during the TARP Capital Purchase Program Covered Period.

Regulation of Bank Subsidiary

Valley National Bank is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Dividend Limitations

Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. See other dividend limitations to common stockholders under the “Troubled Asset Relief Program Capital Purchase Program” section above.

Loans to Related Parties

Valley National Bank’s authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank, may not extend or arrange for any personal loans to its directors and executive officers.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received a “satisfactory” CRA rating in its most recent examination.

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

Each of the national stock exchanges, including the New York Stock Exchange (“NYSE”) where Valley common securities are listed and the NASDAQ Capital Market, where certain Valley warrants are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees. These rules require Valley to certify to the NYSE that there are no violations of any corporate listing standards. Valley has provided the NYSE with the certification required by the NYSE Rule.

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

The OCC adopted rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the Bank’s capital in measuring all capital ratios. Valley National Bank sold its one wholly owned financial subsidiary, Glen Rauch Securities, Inc, on March 31, 2008.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the U.S. Department of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. During the first week of December 2008, we elected to participate in both guarantee programs.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2008.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Item 1A.     Risk Factors

An investment in our securities is subject to risks inherent in our business. The material risks and uncertainties that management believes affect Valley are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair Valley’s business operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Recent Negative Developments in the Financial Services Industry and U.S. and Global Credit Markets May Adversely Impact Our Operations and Results.

Negative developments in the latter half of 2007 throughout 2008 and 2009 to date in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn for the remainder of 2009 and possibly beyond. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Declines in Value May Adversely Impact the Investment Portfolio.

As of December 31, 2008, we had approximately $1.4 billion and $1.2 billion in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges (or mark-to-market adjustments) on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of our Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in our Bank not being classified as “well-capitalized” for regulatory purposes.

Changes in Interest Rates Can Have an Adverse Effect on Profitability.

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Valley’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations.

The Price of Our Common Stock May Fluctuate.

The price of our common stock on the NYSE constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect that the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	events negatively impacting the financial services industry which result in a general decline in the market valuation of our common stock;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general domestic economic and market conditions.

In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

Liquidity Risk.

Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

We May be Adversely Affected by the Soundness of Other Financial Institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including the Federal Home Loan Bank of New York, commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Competition in the Financial Services Industry.

Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a large list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. If Valley is unable to compete effectively, it will lose market share and its income generated from loans, deposits, and other financial products will decline.

Our Preferred Shares Impact Net Income Available to Our Common Stockholders and Our Earnings Per Share.

As long as there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full. The dividends declared on our fixed rate preferred shares will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase Valley common stock issued to the Treasury Department, in conjunction with the preferred shares, may be dilutive to our earnings per share. The senior preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of Valley.

Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

Future Offerings of Debt or Other Securities May Adversely Affect the Market Price of Our Stock.

In the future, we may attempt to increase our capital resources or, if our or Valley National Bank’s capital ratios fall below the required minimums, we or Valley National Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Allowance For Loan Losses May Be Insufficient.

Valley maintains an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends. However, Valley cannot predict loan losses with certainty, and Valley cannot provide assurance that charge-offs in future periods will not exceed the allowance for loan losses. If net charge-offs exceed Valley’s allowance, its earnings would decrease. In addition, regulatory agencies review Valley’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Valley’s management could also decide that the allowance for loan losses should be increased. An increase in Valley’s allowance for loan losses could reduce its earnings.

Loss of Lower-Cost Funding Sources.

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

Changes in Primary Market Areas Could Adversely Impact Results of Operations and Financial Condition.

Much of Valley’s lending is in northern and central New Jersey and New York City. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, and accordingly, Valley’s results of operations. Such a decline in economic conditions could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of Valley’s business.

Valley’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in Valley’s portfolio is located in New Jersey and New York City. Conditions in the real estate markets in which the collateral for Valley’s loans are located strongly influence the level of Valley’s non-performing loans and results of operations. A decline in the New Jersey and New York City metropolitan area real estate markets, as well as other external factors, could adversely affect Valley’s loan portfolio.

Potential Acquisitions May Disrupt Valley’s Business and Dilute Shareholder Value.

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

Implementation of Growth Strategies.

Valley has a strategic branch expansion initiative to expand its physical presence in New York City, including Kings and Queens counties, New York, and fill in its markets within New Jersey. Additionally, in 2007, Valley expanded the geographic presence of its auto loan dealer network into Connecticut, which network already includes Pennsylvania, New York, New Jersey, and Florida (the Florida dealer network was an insignificant portion of our overall auto loan production in 2008 and 2007 and Valley stopped loan origination activity in this state during February 2009). Valley can provide no assurances that it will successfully implement or continue these initiatives.

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

There are considerable initial and on-going costs involved in opening branches, growing loans in new markets, and attracting new deposit relationships. These expenses could negatively impact future earnings. For example, it takes time for new branches and relationships to achieve profitability. Expenses could be further increased if there are delays in the opening of new branches or if attraction strategies are more costly than expected. Delays in opening new branches can be caused by a number of factors such as the inability to find suitable locations, zoning and construction delays, and the inability to attract qualified personnel to staff the new branch. In addition, there is no assurance that a new branch will be successful even after it has been established.

From time to time, Valley may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Valley may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of Valley’s system of internal controls. Failure to successfully manage these risks could have a material adverse effect on Valley’s business, results of operations and financial condition.

Changes in Accounting Policies or Accounting Standards.

Valley’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of Valley’s assets or liabilities and financial results. Valley identified its accounting policies regarding the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and Valley’s outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in Valley restating prior period financial statements in material amounts.

Extensive Regulation and Supervision.

Valley, primarily through its principal subsidiary, Valley National Bank, and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect Valley shareholders. These regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Valley is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, especially for the TARP Capital Purchase Program (which Valley is a participant). Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While Valley has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

In particular, the documents that we executed with the Treasury when they purchased the senior preferred stock allow the Treasury to unilaterally change the terms of the senior preferred stock or impose additional requirements on Valley and/or the Bank if there is a change in law. These changes or additional requirements could restrict Valley’s ability to conduct its business, could subject Valley to additional cost and expense or could change the terms of the senior preferred stock agreement to the detriment of Valley’s common shareholders. While it may be possible for Valley to redeem the senior preferred stock in the event the Treasury imposes any changes or additional requirements that Valley believes are detrimental, there can be no assurances that Valley’s federal regulator will approve such redemption (as is required by law) or that Valley will have the ability to implement such redemption.

Encountering Continuous Technological Change.

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

Operational Risk.

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

Valley may also be subject to disruptions of its systems arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. Valley is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is Valley) and to the risk that Valley’s (or its vendors’) business continuity and data security systems prove to be inadequate.

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

Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time as part of Valley’s normal course of business, customers make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability or reputation damage could have a material adverse effect on Valley’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We conduct our business at 195 retail banking center locations, with 173 in northern and central New Jersey and 22 in the New York City metropolitan area. We own 91 of our banking center facilities. The other facilities are leased for various terms. Additionally, we have 12 other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease as of December 31, 2008. We intend to develop these properties into new retail branch locations during 2009 and 2010.

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own five office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York which are used for various operations of Valley National Bank and its subsidiaries.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $256.3 million at December 31, 2008. We believe that all of our properties and equipment are well maintained, in good condition and adequate for all of our present and anticipated needs.

Item 3.    Legal Proceedings

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, except for the lawsuits noted below, our consolidated statements of financial condition or results of operations should not be materially affected by the outcome of such legal proceedings and claims.

American Express Travel Related Services Company (“American Express”) filed a lawsuit against us in the United States District Court, Southern District of New York alleging, among other claims, that we breached our contractual and fiduciary duties to American Express in connection with our activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Two other parties brought similar claims related to the same incident, and such claims were either dismissed by the court or settled for an immaterial amount. American Express withdrew its lawsuit without prejudice in October of 2007. We believe Valley has meritorious defenses to the action, if reinstated, but we cannot ensure that we will prevail in such potential future litigation or be able to settle such litigation for an immaterial amount.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for our common stock, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	Year 2008			Year 2007
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.70	$15.77	$0.20	$24.27	$21.90	$0.20
Second Quarter	19.57	15.58	0.20	23.98	21.18	0.20
Third Quarter	24.75	13.63	0.20	22.77	19.70	0.20
Fourth Quarter	23.90	14.00	0.20	22.34	16.50	0.20

There were 8,843 shareholders of record as of December 31, 2008.

Restrictions on Dividends and Repurchases of Common Stock and Other Securities

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For information regarding these restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” above and Note 16 to the consolidated financial statements contained in Item 8 of this report. In addition, under the terms of the trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III, we could not pay dividends on our common stock if we deferred payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

In November 2008, we issued 300,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (commonly referred to as “senior preferred shares”) to the U.S. Department of the Treasury (the “Treasury”). Until the earlier of the third anniversary of the issuance date or the date the Treasury no longer owns any of these senior preferred shares, the consent of the Treasury is required for:

•	any increase in dividends paid on our common stock above a quarterly dividend of $0.20 per common share;

•	the repurchase of common stock in any way; or

•	the repurchase or redemption of any trust preferred securities issued by us.

There are a few exceptions to the above, including:

•	an acquisition of common stock in connection with an employee benefit plan in the ordinary course of business and consistent with past practice;

•	an acquisition by us or our subsidiaries of record ownership of common stock for the beneficial ownership of any other person, including as trustees or custodians; and

•

an exchange of either common stock for other securities ranking junior to the senior preferred shares or trust preferred securities for other securities ranking junior to, or on parity with, the senior preferred shares, solely to the extent required by binding agreements existing as of November 14, 2008 or any subsequent agreement calling for the accelerated exchange of such securities for common stock.

Notwithstanding these exceptions, in the event that Valley has not paid the required dividends on the senior preferred shares, (i) Valley may not pay any dividends on its common stock or on any stock ranking junior to or on parity with the senior preferred shares; and (ii) Valley may not repurchase or redeem its common stock or on any stock ranking junior to or on parity with the senior preferred shares.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2003 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/03	12/04	12/05	12/06	12/07	12/08
Valley	$100.00	$102.84	$97.57	$116.51	$91.38	$106.40
KBW 50	100.00	117.98	118.57	125.23	94.64	74.14
S&P 500	100.00	110.87	116.31	134.66	142.05	89.51

Issuer Repurchase of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended December 31, 2008.

Equity Compensation Plan Information

The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8.

	As of or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$735,153	$731,188	$713,930	$631,893	$525,315
Interest expense	308,895	343,322	316,250	226,659	146,607

Net interest income—tax equivalent basis (1)	426,258	387,866	397,680	405,234	378,708
Less: tax equivalent adjustment	5,459	6,181	6,559	6,809	6,389

Net interest income	420,799	381,685	391,121	398,425	372,319
Provision for credit losses	28,282	11,875	9,270	4,340	8,003

Net interest income after provisions for credit losses	392,517	369,810	381,851	394,085	364,316
Non-interest income:
Other-than-temporary impairment on securities (2)	(84,835)	(17,949)	(4,722)	(835)	(140)
Gains on sale of assets, net	518	16,051	3,849	25	5
Other non-interest income	87,573	90,926	72,937	74,543	84,457

Total non-interest income	3,256	89,028	72,064	73,733	84,322

Non-interest expense:
Goodwill impairment	—	2,310	—	—	—
Other non-interest expense	285,248	251,602	250,340	237,591	220,043

Total non-interest expense	285,248	253,912	250,340	237,591	220,043

Income before income taxes	110,525	204,926	203,575	230,227	228,595
Income tax expense	16,934	51,698	39,884	66,778	74,197

Net income	93,591	153,228	163,691	163,449	154,398
Dividends on preferred stock and accretion	2,090	—	—	—	—

Net income available to common stockholders	$91,501	$153,228	$163,691	$163,449	$154,398

Per Common Share (3):
Earnings per share:
Basic	$0.70	$1.21	$1.27	$1.30	$1.29
Diluted	0.70	1.21	1.27	1.29	1.28
Dividends declared	0.80	0.80	0.78	0.76	0.73
Book value	7.94	7.54	7.47	7.23	5.89
Tangible book value (4)	5.56	5.92	5.80	5.54	5.51
Weighted average shares outstanding:
Basic	130,435,853	126,272,915	128,487,882	126,122,061	119,935,539
Diluted	130,507,649	126,646,859	129,012,078	126,588,233	120,552,328
Ratios:
Return on average assets	0.69%	1.25%	1.33%	1.39%	1.51%
Return on average shareholders’ equity	8.74	16.43	17.24	19.17	22.77
Return on average tangible shareholders’ equity (5)	11.57	21.17	22.26	23.61	24.54
Average shareholders’ equity to average assets	7.94	7.58	7.72	7.25	6.62
Dividend payout	114.29	65.35	60.71	58.00	57.05
Risked-based capital:
Tier 1 capital	11.44%	9.55%	10.56%	10.28%	11.12%
Total capital	13.18	11.35	12.44	12.16	11.95
Leverage capital	9.10	7.62	8.10	7.82	8.28
Financial Condition:
Assets	$14,718,129	$12,748,959	$12,395,027	$12,436,102	$10,763,391
Net loans	10,050,446	8,423,557	8,256,967	8,055,269	6,866,459
Deposits	9,232,923	8,091,004	8,487,651	8,570,001	7,518,739
Shareholders’ equity	1,363,609	949,060	949,590	931,910	707,598

See Notes to the Selected Financial Data that follows.

Notes to Selected Financial Data

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	Other-than-temporary impairment on securities is presented within the losses on securities transactions, net category of total non-interest income on the consolidated statements of income.
(3)	All per common share amounts reflect a five percent common stock dividend issued May 23, 2008, and all prior stock splits and dividends.
(4)	This Annual Report on Form 10-K contains supplemental financial information which has been determined by methods other than U.S. generally accepted accounting principles (“GAAP”) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends, and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP.

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
Common shares outstanding	135,024,030	125,844,074	127,181,388	128,874,591	120,159,522

Shareholders’ equity	$1,363,609	$949,060	$949,590	$931,910	$707,598
Less: Preferred stock	291,539	—	—	—	—
Less: Goodwill and other intangible assets	321,100	204,547	211,355	217,354	45,888

Tangible shareholders’ equity	$750,970	$744,513	$738,235	$714,556	$661,710

Tangible book value per common share	$5.56	$5.92	$5.80	$5.54	$5.51

(5)	Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	At Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
Net income	$93,591	$153,228	$163,691	$163,449	$154,398

Average shareholders’ equity	1,071,358	932,637	949,613	852,834	678,068
Less: Average goodwill and other intangible assets	262,613	208,797	214,338	160,607	48,805

Average tangible shareholders’ equity	$808,745	$723,840	$735,275	$692,227	$629,263

Return on average tangible shareholders’ equity	11.57%	21.17%	22.26%	23.61%	24.54%

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	unanticipated changes in the financial markets and the resulting unanticipated effects on financial instruments in our investment portfolio;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	unanticipated changes in the direction of interest rates;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	the inability to realize expected cost savings and synergies from recent acquisitions in the amounts and timeframe anticipated;

•	material adverse changes in our operations or earnings;

•	the inability to retain customers or employees acquired in recent acquisitions;

•	a decline in the economy in our primary market areas, mainly in New Jersey and New York;

•	changes in relationships with major customers;

•	changes in income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering and bank secrecy act laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	passage by Congress of a law which unilaterally amends the terms of the U.S. Treasury’s investment in Valley in a way that adversely affects Valley;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility; and

•	the inability to successfully implement new lines of business or new products and services.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies on the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

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

For impaired credits, if the fair value of the loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $210 thousand, respectively, at December 31, 2008.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $2.1 million, respectively, at December 31, 2008.

The credit rating assigned to each non-classified credit is a significant variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by $6.8 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2008. Additionally, if the historical loss factors used to calculate the reserve for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by $6.3 million, respectively, at December 31, 2008.

A key variable in determining the allowance is management’s judgment in determining the size of the reserves based on general economic conditions and other qualitative risk factors. At December 31, 2008, these reserves were 6.2 percent of the total allowance. If the reserves were ten percent higher or lower, the allowance would have increased or decreased by $590 thousand, respectively, at December 31, 2008.

Security Valuations.    Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations. The other-than-temporary impairment charges recognized in 2008 and 2007 primarily relate to perpetual preferred securities issued by Fannie Mae and Freddie Mac. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for additional information.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment. If the decline in value of an investment is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation. We recognized other-than-temporary impairment on securities of $84.8 million, $17.9 million, and $4.7 million in 2008, 2007, and 2006, respectively, within the losses on security transactions, net category of total non-interest income on the consolidated statements of income.

Goodwill and Other Intangible Assets.    We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $295.1 million at December 31, 2008 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Other intangible assets totaling $26.0 million at December 31, 2008 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2008, the impact of a five percent impairment charge would result in a reduction in pre-tax income of approximately $16.1 million. During the fourth quarter of 2007, Valley recognized a $2.3 million goodwill impairment charge due to its decision to sell its unprofitable broker-dealer subsidiary. See Note 3 to the consolidated financial statements for details regarding the fair value measurement which resulted in the impairment of goodwill at December 31, 2007. No impairment was recognized on goodwill or other intangible assets during the year ended December 31, 2008.

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

Executive Summary

Net income for the year ended December 31, 2008 was $93.6 million compared to $153.2 million for the year ended December 31, 2007. The decrease was largely due to (i) net losses on securities transactions totaling $79.8 million (which includes other-than-temporary impairment charges) for the year ended December 31, 2008 compared to $15.8 million in net losses for the year ended December 31, 2007, (ii) a $16.4 million increase in the provision for credit losses due to loan growth, higher net charge-offs and deterioration in economic conditions, and (iii) a $15.5 million decrease in net gains on sales of assets due to a $16.4 million immediate gain on the sale of a Manhattan branch location in the comparable 2007 period. Fully diluted earnings per common share was $0.70 for the year ended December 31, 2008 compared to $1.21 per common share for the year ended December 31, 2007. All common share data is adjusted to reflect a five percent common stock dividend issued on May 23, 2008.

In 2008, the steep decline in short-term interest rates during the second half of the year and the illiquid financial markets proved challenging to navigate for Valley and many other financial institutions. However, net interest income, the primary driver of our earnings, grew to $420.8 million, a 10 percent increase from the prior year. The majority of this increase came from solid organic loan growth spurred on by opportunities to solicit quality customers away from competitors unable to meet the credit needs of their customers throughout the year, as well as over $800 million in loans acquired in the Greater Community Bancorp (“Greater Community”)

merger completed on July 1, 2008. The increase in loans allowed us to more than mitigate a 68 basis point decline in the yield on average loans as compared to 2007. See the “Net Interest Income” section below for more details.

However, our 2008 annual earnings results were substantially impacted by impairment charges of $69.8 million and realized losses of $5.4 million on Fannie Mae and Freddie Mac perpetual preferred stocks whose market values drastically declined subsequent to the U.S. Government’s decision to place these companies into conservatorship and suspend their preferred stock dividends in the third quarter of 2008. We also recorded additional impairment charges totaling $15.0 million primarily on two pooled trust preferred securities and one private label mortgage backed security during 2008. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for further analysis of our investment portfolio.

Our credit quality ratios continued to reflect our conservative underwriting approach during 2008. The loan portfolio’s performance remained at acceptable levels given the state of the U.S. economy and the low levels of our loan delinquencies and losses relative to our peers. Total loans past due in excess of 30 days were 1.06 percent of our total loan portfolio of $10.1 billion as of December 31, 2008, an increase of only 0.06 percent from one year ago. Net loan charge-offs were $19.9 million for the year ended December 31, 2008 compared to $11.7 million for the same period in 2007 mainly due to higher automobile loan charge-offs caused by the economic crisis. Management strives to maintain superior credit quality through our conservative loan underwriting policy; however, due to the current credit market conditions and the potential for further recessionary pressure in 2009, management cannot predict that our loan portfolio will continue to perform at levels experienced during 2008. See the “Non-performing Assets” section below for further analysis of Valley’s credit quality.

On July 1, 2008, we completed the acquisition of Greater Community, a commercial bank holding company with approximately $1.0 billion in total assets. The addition of Greater Community’s 16 full-service branches in northern New Jersey expanded our branch network and strengthened our position within this very competitive and desirable market. We have seen much of the projected cost savings and synergies expected from this in-market acquisition during the fourth quarter of 2008 and management expects these benefits to gradually increase into the first quarter of 2009 and thereafter. However, the addition of Greater Community’s 16 branch locations coupled with 10 new branches opened during the year negatively impacted most expense categories within our non-interest expense for the year ended December 31, 2008.

On November 14, 2008, Valley completed its $300 million nonvoting senior preferred stock issuance to the U.S. Treasury under its TARP Capital Purchase Program. The issuance brought additional strength to Valley’s already well-capitalized position (See “Capital Adequacy” section below). Although, it was not necessary for us to raise additional capital, Valley elected to participate in the program as an insurance policy against a prolonged downturn in the U.S. economy and a chance to better position us for acquisition opportunities that may result from further disruption in the financial markets. During the fourth quarter of 2008, we utilized a portion of the TARP funds in our lending operations. Total loans grew by $86.4 million during the fourth quarter, despite a $110.0 million decline in automobile loans during the same period caused by lower consumer demand and higher credit standards for such loan products. Furthermore, Valley had total new and renewed loan originations of $426.8 million during the fourth quarter of 2008.

In our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we disclosed that management was reviewing certain owned branch and office real estate properties for potential sale-leaseback transactions. No sale-leaseback transaction has occurred to date; however, we continue to evaluate the projected benefits of such a transaction based on current market data. Sale-leaseback transactions allow the monetization of the appreciated market value of such properties and provide cash for future company growth, including additional growth in our loan portfolio. Furthermore, such transactions may result in the recognition of material immediate and deferred gains for financial statement purposes and allow the company to retain management of the properties over the lease term. There can be no assurance that we will complete such a transaction in the future.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income for Valley. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from earning assets. The net interest margin was 3.44 percent for the year ended December 31, 2008, an increase of 1 basis point compared to the same period of 2007. After declines in each of the six preceding years, the interest margin increased during 2008 largely due to management’s continuing efforts to contain our cost of funds while conservatively growing our loan portfolio. However, interest rates declined dramatically during the second half of 2008 as the Federal Reserve cut the target federal funds rate nearly 200 basis points to an unprecedented low range of zero to 0.25 percent at December 31, 2008 in an attempt to ease credit and support the financial crisis in as many ways as possible. The immediate drop in interest rates combined with various other short-term liquidity strategies (including the use of additional short-term Federal Home Loan Bank advances) deployed by management caused our fourth quarter net interest income and interest margin to decline significantly from the third quarter of 2008. During the fourth quarter, we implemented interest rate floors within the loan terms of many of our new or renewed prime based loans and utilized a “Valley” prime lending rate (set by Valley management based on various internal and external factors) versus the New York prime lending rate to help stabilize our net interest income should market rates decline further in 2009. However, management cannot guarantee that this action and other asset/liability management strategies will prevent future declines in the net interest margin or net interest income.

Net interest income on a tax equivalent basis increased $38.4 million to $426.3 million for 2008 compared with $387.9 million for 2007. During 2008, a 69 basis point decline in interest rates paid on average interest bearing liabilities and higher average loan balances positively impacted our net interest income, but were partially offset by a 68 basis point decline in the yield on average loans and higher average interest bearing liabilities as compared to 2007. Market interest rates on interest bearing deposits were lower in 2008 as the average target federal funds rate decreased approximately 297 basis points as compared to 2007. Much of the decline in short-term interest rates came in the fourth quarter of 2008 and is expected to have a gradually positive impact on our cost of funds and net interest margin in 2009 as higher costing time deposits mature and potentially reprice at lower interest rates.

Our earning asset portfolio is comprised of both fixed rate and adjustable rate loans and investments. Many of our earning assets are priced based on the prevailing treasury rates, the Valley prime rate, or the New York prime rate. As noted above, the average federal funds rate decreased 297 basis points in 2008 partially due to three Federal Reserve cuts totaling approximately 200 basis points in the fourth quarter of 2008 to help loosen the credit markets and assist the ailing economy. As a result, Valley’s prime rate has moved from 7.25 percent at December 31, 2007 to 4.50 percent at December 31, 2008, while the New York prime rate dropped even further to 3.25 percent at the end of 2008. On average, the 10-year treasury rate decreased from 4.63 percent in 2007 to 3.64 percent in 2008 and continued to decline in the first quarter of 2009, averaging 2.42 percent in January 2009, with the recent Federal Reserve actions. The decrease in both prime rates and the downward movement in the treasury rates will have a downward effect on the yield on our average earning assets in 2009.

Average loans totaling $9.4 billion for the year ended December 31, 2008 increased $1.1 million as compared to the same period for 2007 due almost equally to organic loan growth and loans acquired in the Greater Community merger. Average investment securities declined $31.1 million, or 1.1 percent in 2008 as compared to the year ended December 31, 2007. Due to the higher loan volumes, interest income on a tax equivalent basis for loans increased $12.8 million for the year ended December 31, 2008 compared with the same period in 2007, despite a 68 basis point decrease in the yield on average loans. Interest income on a tax equivalent basis for investment securities decreased $287 thousand mainly due to the decrease in average investment securities and a 31 basis point decline in yield on non-taxable securities for the twelve months in 2008 compared to the same period in 2007, partially mitigated by better yields on taxable securities. The decrease in average investment securities was mainly due to a portion of the investment cash flows reallocated to new loans as the illiquid and volatile financial markets made it increasingly difficult to identify and reinvest in investment securities with acceptable risk profiles and yields. The loss of dividends on Fannie Mae and Freddie

Mac preferred securities and the reduction in dividends from the Federal Home Loan Bank of New York also contributed to the decrease in interest income on investment securities from 2007. The 402 basis point decline in the yield on average federal funds sold and other interest bearing deposits combined with lower average balances within the category resulted in a decrease of $8.5 million in interest income on such investments in 2008 compared to the same period twelve month period in 2007.

Average interest bearing liabilities totaled $10.4 billion for the year ended December 31, 2008 increasing $1.0 billion from the same period in 2007 primarily due to higher long-term borrowings (mainly comprised of Federal Home Loan Bank advances), $714.9 million in deposits assumed in the acquisition of Greater Community, and new deposit initiatives at ten de novo branches and our other existing branches. The cost of savings, NOW, and money market accounts, time deposits, short-term borrowings, and long-term borrowings decreased 88, 87, 227, and 23 basis points, respectively, from 2007 due to the sharp decline in short-term interest rates. Average long-term borrowings increased $599.3 million from 2007 as we increased our long-term positions in Federal Home Loan Bank (“FHLB”) advances mainly during the fourth quarter of 2007 and carried the higher position for all of 2008. Average time deposits increased $216.1 million due to deposit initiatives implemented, in part, to offset fluctuations in money market and non-interest bearing account balances experienced in the fourth quarter of 2008, and time deposits totaling $216.2 million assumed in the acquisition of Greater Community on July 1, 2008. Average short-term borrowings increased $124.9 million partially due to $400 million in additional borrowings initiated near the end of the third quarter of 2008 to provide additional liquidity during a turbulent market period. These short-term borrowings, consisting of FHLB advances, were reduced to $300 million as of December 31, 2008 and have maturity dates between February and April 2009. Average savings, NOW, and money market deposits increased $62.1 million as compared to 2007 mainly due to $332.4 million in such deposits assumed from Greater Community, partially offset by some customer movement to Treasury securities during the financial crisis. We anticipate that the Federal Reserve’s decision to lower the target federal funds rate from 1.00 percent to a range of zero to 0.25 percent in December 2008 will positively impact our cost of deposits in 2009. However, continued competitive pricing of deposits, some depositors’ preference for the safety of Treasury securities due to the unpredictable financial markets and the lack of industry deposit growth may cause our short-term and long-term borrowings to further escalate in 2009.

The net interest margin on a tax equivalent basis was 3.44 percent for the year ended December 31, 2008 compared with 3.43 percent for the year ended December 31, 2007. The change was mainly attributable to the increase in average loans and a decrease in interest rates paid on all interest bearing liabilities, partially offset by a lower yield on average loans and higher average balances for all categories of interest bearing liabilities. Average interest rates earned on interest earning assets decreased 53 basis points while average interest rates paid on interest bearing liabilities decreased 69 basis points causing a 1 basis point increase in the net interest margin for Valley as compared to the year ended December 31, 2007.

During the fourth quarter of 2008, net interest income on a tax equivalent basis decreased $7.9 million and the net interest margin declined 34 basis points when compared with the third quarter of 2008. The linked quarter decreases were primarily due to a 30 basis point decline in the yield on interest earning assets during the fourth quarter of 2008 and additional interest expense related mainly to higher average interest-bearing liabilities. During the fourth quarter of 2008, the yield on interest earning assets declined due to several factors, including the U.S. Government’s elimination of dividends on Freddie Mac and Fannie Mae preferred securities held in our available for sale investment portfolio, a substantial reduction in cash dividends on FHLB stock, lower yields on prime based loans, and a decrease of 98 basis points in the average target Federal funds rate which negatively affected Valley’s increased cash position as compared to the third quarter of 2008. Valley continues to actively manage the interest earning assets and liabilities to maximize net interest margin and create shareholder value. Management believes that its move to require interest rate floors on most new and renewed adjusted rate loans and maintain its own Valley prime rate for such loans combined with the maturity and repricing of higher cost time deposits should help reduce the possibility of further declines in the margin. However, competitive pricing of deposits, further declines in market rates for loans and investments (including market pressures to adjust the Valley prime rate downward), and deterioration in the creditworthiness of prospective customers within our primary northern New Jersey and New York City markets could negatively impact net interest income during 2009.

The following table reflects the components of net interest income for each of the three years ended December 31, 2008, 2007 and 2006:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets
Loans (1)(2)	$9,386,987	$572,944	6.10%	$8,261,111	$560,180	6.78%	$8,262,739	$544,598	6.59%
Taxable investments (3)	2,561,299	144,497	5.64	2,576,336	142,971	5.55	2,861,562	146,875	5.13
Tax-exempt investments (1)(3)	253,560	15,522	6.12	269,631	17,335	6.43	289,194	18,287	6.32
Federal funds sold and other interest bearing deposits	182,779	2,190	1.20	205,175	10,702	5.22	79,295	4,170	5.26

Total interest earning assets	12,384,625	735,153	5.94	11,312,253	731,188	6.46	11,492,790	713,930	6.21

Allowance for loan losses	(80,436)			(73,546)			(75,848)
Cash and due from banks	228,216			209,939			205,695
Other assets	988,040			868,575			724,869
Unrealized losses on securities available for sale, net	(31,982)			(12,407)			(48,225)

Total assets	$13,488,463			$12,304,814			$12,299,281

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Savings, NOW and money market deposits	$3,536,655	$45,961	1.30%	$3,474,558	$75,695	2.18%	$3,759,058	$75,822	2.02%
Time deposits	3,171,057	117,152	3.69	2,954,930	134,674	4.56	2,764,696	112,654	4.07

Total interest bearing deposits	6,707,712	163,113	2.43	6,429,488	210,369	3.27	6,523,754	188,476	2.89
Short-term borrowings	555,524	10,163	1.83	430,580	17,645	4.10	434,579	18,211	4.19
Long-term borrowings (4)	3,092,524	135,619	4.39	2,493,228	115,308	4.62	2,434,778	109,563	4.50

Total interest bearing liabilities	10,355,760	308,895	2.98	9,353,296	343,322	3.67	9,393,111	316,250	3.37

Non-interest bearing deposits	1,981,744			1,923,785			1,938,439
Other liabilities	79,601			95,096			18,118
Shareholders’ equity	1,071,358			932,637			949,613

Total liabilities and shareholders’ equity	$13,488,463			$12,304,814			$12,299,281

Net interest income/interest rate spread (5)		426,258	2.96%		387,866	2.79%		397,680	2.84%

Tax equivalent adjustment		(5,459)			(6,181)			(6,559)

Net interest income, as reported		$420,799			$381,685			$391,121

Net interest margin (6)			3.40%			3.37%			3.40%
Tax equivalent adjustment			0.04			0.06			0.06

Net interest margin on a fully tax equivalent basis (6)			3.44%			3.43%			3.46%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statement of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$71,944	$(59,180)	$12,764	$(107)	$15,689	$15,582
Taxable investments	(838)	2,364	1,526	(15,768)	11,864	(3,904)
Tax-exempt investments*	(1,006)	(807)	(1,813)	(1,222)	270	(952)
Federal funds sold and other interest bearing deposits	(1,056)	(7,456)	(8,512)	6,566	(34)	6,532

Total increase (decrease) in interest income	69,044	(65,079)	3,965	(10,531)	27,789	17,258

Interest expense:
Savings, NOW and money market deposits	1,330	(31,064)	(29,734)	(5,962)	5,835	(127)
Time deposits	9,330	(26,852)	(17,522)	8,089	13,931	22,020
Short-term borrowings	4,145	(11,627)	(7,482)	(166)	(400)	(566)
Long-term borrowings and junior subordinated debentures	26,536	(6,225)	20,311	2,664	3,081	5,745

Total increase (decrease) in interest expense	41,341	(75,768)	(34,427)	4,625	22,447	27,072

Increase (decrease) in net interest income	$27,703	$10,689	$38,392	$(15,156)	$5,342	$(9,814)

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2008, 2007 and 2006:

NON-INTEREST INCOME

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Trust and investment services	$7,161	$7,381	$7,108
Insurance premiums	10,053	10,711	11,074
Service charges on deposit accounts	28,274	26,803	23,242
Losses on securities transactions, net	(79,815)	(15,810)	(5,464)
Trading gains, net	3,166	7,399	1,208
Fees from loan servicing	5,236	5,494	5,970
Gains on sales of loans, net	1,274	4,785	1,516
Gains on sales of assets, net	518	16,051	3,849
Bank owned life insurance	10,167	11,545	8,171
Other	17,222	14,669	15,390

Total non-interest income	$3,256	$89,028	$72,064

Non-interest income represented 0.4 percent and 10.9 percent of total interest income plus non-interest income for 2008 and 2007, respectively. For the year ended December 31, 2008, non-interest income decreased $85.8 million or 96.3 percent, compared with the same period in 2007, mainly due to an increase in net losses on securities transactions and decreases in both net gains on sales of loans and net gains on sales of assets.

Service charges on deposit accounts increased $1.5 million, or 5.5 percent in 2008 compared with 2007 mainly due to an increase in checking fees and overdraft fees partially caused by additional deposits assumed in the acquisition of Greater Community on July 1, 2008.

Losses on securities transactions, net, increased $64.0 million to a net loss of $79.8 million for the year ended December 31, 2008. The increase was mainly due to the other-than-temporary impairment charges and realized losses of $75.2 million on Fannie Mae and Freddie Mac perpetual preferred stock, $6.4 million on one private label mortgage backed security and $7.8 million on two pooled trust preferred securities, net of gains on the sale of certain available for sale securities during 2008. During the fourth quarter of 2007, we recognized impairment charges of $17.9 million on the same Fannie Mae and Freddie Mac perpetual preferred securities. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for further analysis of our investment portfolio.

Net trading gains decreased $4.2 million to $3.2 million for the year ended December 31, 2008 compared to $7.4 million in the same period in 2007. The decrease was primarily due to a $15.5 million decrease in mark to market adjustments on our trading portfolio from a $4.7 million net gain recorded during 2007 compared to a $10.8 million net loss recorded for 2008. Partially offsetting the decrease, the change in fair value of our junior subordinated debentures carried at fair value increased $11.1 million to a gain of $15.2 million for the year ended December 31, 2008 compared to $4.1 million gain in the same period of 2007. Losses on FHLB advances carried at fair value decreased $165 thousand to $1.2 million for 2008. The $1.2 million loss was realized on one fixed Federal Home Loan Bank advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008. See Note 3 to the consolidated financial statements for further analysis of our financial instruments carried at fair value.

Net gains on sales of loans decreased $3.5 million to $1.3 million for the year ended December 31, 2008 compared to $4.8 million for the prior year. This decrease was primarily due to the gains realized on the sale of approximately $240 million of residential mortgage loans held for sale during 2007 that Valley elected to carry at fair value effective as of January 1, 2007.

Net gains on sales of assets decreased $15.5 million to $518 thousand for the year ended December 31, 2008 compared to approximately $16.1 million for the same period in 2007 mainly due to a $16.4 million immediate gain recognized on the sale of a Manhattan office building in the first quarter of 2007. Valley sold a nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 pursuant to the sale-leaseback accounting rules. The remaining deferred gain of $15.9 million is being amortized into earnings over the 20 year term of the lease, of which $650 thousand and $594 thousand was amortized to net gains on sales of assets during 2008 and 2007, respectively.

BOLI income decreased $1.4 million, or 11.9 percent for the year ended December 31, 2008 compared with the same period of 2007 primarily due to the current financial market’s losses which had a negative impact on the performance of the underlying securities of the BOLI asset. BOLI income is exempt from federal and state income taxes. The BOLI asset is invested primarily in U.S. agency mortgage-backed securities and U.S. Treasuries, and the majority of the underlying portfolio is managed by one independent investment firm.

Other non-interest income increased $2.6 million or 17.4 percent for the year ended December 31, 2008 compared with the same period in 2007 mainly due to a $1.6 million gain resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of Visa’s initial public offering in March of 2008 and a $417 thousand gain on the redemption of a portion of Valley’s junior subordinated debentures issued to VNB Capital Trust I during the third quarter of 2008 (See Note 12 to the consolidated financial statements for details regarding this redemption). The remaining increase was mainly due to general increases in other income associated with the Greater Community acquisition.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2008, 2007 and 2006:

NON-INTEREST EXPENSE

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Salary expense	$126,210	$116,389	$109,775
Employee benefit expense	31,666	29,261	28,592
Net occupancy and equipment expense	54,042	49,570	46,078
Amortization of other intangible assets	7,224	7,491	8,687
Goodwill impairment	—	2,310	—
Professional and legal fees	8,241	5,110	8,878
Advertising	2,697	2,917	8,469
Other	55,168	40,864	39,861

Total non-interest expense	$285,248	$253,912	$250,340

Non-interest expense increased $31.3 million to $285.2 million for the year ended December 31, 2008 from $253.9 million for the same period in 2007. Increases in salary expense, employee benefit expense, net occupancy and equipment expense, professional and legal fees, and other non-interest expense were partially offset by a decrease in goodwill impairment. We incurred additional expenses due to de novo expansion efforts in 2008 and 2007 in our target expansion areas of northern and central New Jersey, New York City, Brooklyn and Queens. De novo expansion efforts will negatively impact non-interest expense until these new branches become profitable or breakeven, typically over a period of three years. Additionally, we experienced increases in most categories of non-interest expense due to our acquisition of Greater Community on July 1, 2008. The largest component of non-interest expense is salary and employee benefit expense which totaled $157.9 million in 2008 compared with $145.7 million in 2007.

The efficiency ratio measures a bank’s total non-interest expense as a percentage of net interest income plus non-interest income. Valley’s efficiency ratio for the year ended December 31, 2008 was 67.27 percent compared to 53.94 percent for the same period of 2007. The increase in the efficiency ratio is primarily due to a decrease in non-interest income caused, in part, by a $64.0 million increase in net losses on securities transactions during the year ended December 31, 2008. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, even exclusive of net losses on securities transactions, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased a combined $12.2 million, or 8.4 percent for the year ended December 31, 2008 compared with the same period in 2007. The increase from 2007 was mainly due to our organizational growth through the acquisition of Greater Community and the addition of ten de novo branches to our branch network over the last twelve month period. At December 31, 2008, full-time equivalent staff was 2,783 compared to 2,562 at December 31, 2007.

Net occupancy and equipment expense increased $4.5 million, or 9.0 percent during 2008 in comparison to 2007. This increase was also largely due to our de novo branching efforts and 16 full-service branch offices acquired from Greater Community, which caused us to incur, among other things, additional rents, utilities, real estate taxes, and equipment maintenance charges in connection with investments in technology and facilities. Rent, utilities, and equipment maintenance expenses increased by approximately $2.9 million, $739 thousand, and $661 thousand, respectively, during 2008 compared with the prior year.

Goodwill impairment of $2.3 million was recorded during the fourth quarter of 2007 due to Valley’s decision to sell its wholly owned broker-dealer subsidiary, Glen Rauch Securities, Inc. See Notes 2 and 9 to the consolidated financial statements for further discussion.

Professional and legal fees increased $3.1 million, or 61.3 percent for the year ended December 31, 2008 compared to the same period one year ago. The increase was partially due to a $1.7 million reduction in litigation contingencies during the fourth quarter of 2007 and an increase in advisory fees caused by organizational growth during 2008.

Other non-interest expense increased $14.3 million, or 35.0 percent for the year ended December 31, 2008 compared with the same period in 2007 partly due to a $4.6 million loss recorded in the fourth quarter of 2008 on the discovery of a check fraud scheme perpetrated by a long-time commercial customer of Valley National Bank. Additionally, other non-interest expense includes a $3.1 million expense which was accelerated from future periods to the current year due to a hedging relationship terminated in November 2008 for two interest rate cap hedging relationships based on the effective federal funds rate, a $1.2 million prepayment penalty on $25.0 million in Federal Home Loan Bank advances redeemed in the third quarter of 2008 and a $1.3 million increase in other real estate owned expense during 2008. The remaining increase in other non-interest expense was primarily due to several general increases caused by de novo branching and the Greater Community acquisition. Significant components of other non-interest expense include data processing, telephone, service fees, debit card fees, postage, stationery, insurance, and title search fees.

Income Taxes

Income tax expense was $16.9 million for the year ended December 31, 2008, reflecting an effective tax rate of 15.3 percent, compared with $51.7 million for year ended December 31, 2007, reflecting an effective tax rate of 25.2 percent. The reduction in taxes compared to 2007 was due to the lower income for the 2008 period and the reversal of the $6.5 million valuation allowance attributable to the capital loss carryforward of the prior year.

Management expects that Valley’s adherence to FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For 2009, Valley anticipates an effective tax rate of 31.0 percent, compared to 15.3 percent for 2008.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP. For financial data on the four business segments see Note 19 to the consolidated financial statements.

Consumer lending.    The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by the availability of credit within the automobile marketplace.

Income before income taxes increased $12.9 million to $72.0 million for the year ended December 31, 2008 as compared with the same period in 2007. The return on average interest earning assets before income taxes increased to 1.71 percent compared with 1.53 percent for the comparable 2007 period. The increase resulted from an increase in net interest income, partially offset by an increase in the provision for loan losses and internal transfer expense. Net interest income increased $25.4 million to $151.1 million when compared to $125.7 million for the same period last year, primarily as a result of a $345.0 million increase in average consumer lending balances and a decrease in funding costs, partially offset by a decrease in the yield on average loans. The interest yield on loans decreased 17 basis points to 5.94 percent for the year ended December 31, 2008 from 6.11 percent for the prior year period, while the interest expense associated with funding sources decreased 51 basis points to 2.35 percent for the year ended December 31, 2008 from 2.86 percent for the prior year period.

Commercial lending.    The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During 2008, the Federal Reserve incrementally decreased the target federal funds rate six times from 5.25 percent at the beginning of the year to approximately zero percent on December 16, 2008. Many of our earning assets in the commercial lending segment are priced based on the Valley prime rate or the New York prime rate. As a result of the Federal Reserve rate cuts, Valley’s prime rate has moved from 7.25 percent at December 31, 2007 to 4.50 percent at December 31, 2008, while the New York prime rate dropped even further to 3.25 percent at the end of 2008. During the fourth quarter of 2008, we implemented interest rate floors within the loan terms of many of our new and renewed prime based loans to help stabilize our net interest income should the market rates decline further in 2009. The decline in both prime rates may potentially lower interest income in future periods depending on our ability to grow the commercial lending portfolio, or other loan portfolios and our ability to mitigate such decreases in interest rates.

For the year ended December 31, 2008, income before income taxes decreased $19.5 million to $85.3 million compared with the year ended December 31, 2007, primarily due to increases in the provision for loans losses, non-interest expense, and internal transfer expense, partially offset by an increase in net interest income. The return on average interest earning assets before income taxes was 1.65 percent compared with 2.39 percent for the prior year period. The increase in net interest income was primarily due to average interest earning assets increasing $780.9 million to $5.2 billion as we acquired loans from Greater Community in the third quarter of 2008 and experienced solid organic loan growth since the 2007 period. Partially offsetting the increase was a 74 basis points decrease in yield on average loans mainly caused by the Federal Reserve’s cut of short-term rates. The costs associated with our funding sources decreased 51 basis points to 2.35 percent for the year ended December 31, 2008.

Investment management.    The investment management segment is mainly comprised of fixed rate investments, trading securities and, depending on our liquid cash position, federal funds sold. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment charges of investment securities are reflected in the corporate and other adjustments segment.

For the year ended December 31, 2008, income before income taxes increased $6.8 million to $69.2 million compared with the year ended December 31, 2007 primarily due to an increase in net interest income, partially offset by a decrease in non-interest income. The return on average interest earning assets before income taxes increased to 2.31 percent compared with 2.04 percent for the prior year period. The increase was a result of decrease in funding costs of 51 basis points to 2.35 percent, partially offset by a decrease in yield on average investments of 21 basis points to 5.67 percent. Average investments decreased $53.5 million from $3.1 billion in the 2007 period mainly caused by a decline in short-term trading securities held due to current market conditions and solid loan growth.

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

The loss before income taxes for the corporate segment was $116.0 million for the year ended December 31, 2008 compared with a $21.3 million loss for the year ended December 31, 2007. The loss increased primarily due to other-than-temporary impairment charges on investment securities totaling $84.8 million in 2008 as compared to $17.9 million in 2007, as well as, a decrease in other non-interest income. Non-interest expense increased $25.9 million mainly due to increases in general expenses related to de novo branching and was partially offset by an increase of $14.5 million in internal transfer income.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2008. The model assumes changes in interest rates without any proactive change in the composition of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2008. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2008. New interest earning assets and interest bearing liability originations and rate spreads are estimated utilizing our actual originations during the fourth quarter of 2008. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2008.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon
	At December 31, 2008
	Dollar Change	Percentage Change
	($ in thousands)
+3.00%	$23,795	5.33%
+2.00	17,324	3.88
+1.00	7,070	1.58
(1.00)	(10,884)	(2.44)

Valley’s ratio of sensitive assets to sensitive liabilities increased to 1.32 over a 12-month period, largely as a result of the Greater Community acquisition, changes in market prepayment speeds and balance sheet management strategies implemented throughout 2008. As a result, the forecasted change in net interest income over a one year time horizon is more sensitive to rising interest rates than the results reported one-year ago. As of December 31, 2008, Valley’s 12-month forecasted repricing and maturing assets totaled $6.4 billion, an increase of approximately $2.0 billion from the year ago period. Forecasted 12-month repricing/maturing forecasted cash flow in the loan portfolio increased $1.5 billion to $4.6 billion, mainly due to the assets acquired in conjunction with the Greater Community merger. Expected repricing/maturing cash flow in the Investment portfolio (including interest bearing cash and Federal Funds), increased approximately $550 million, attributable to an increase in market prepayment speeds, coupled with a decline in the duration on newly originated investments in 2008. Partially mitigating the $2.0 billion increase in asset sensitivity was an expansion of approximately $240 million in forecasted repricing/maturing cash flow associated with Valley’s funding sources. Valley’s time deposit portfolio increased $842.2 million from December 31, 2007. Nearly 90 percent of the net increase in time deposits, reflect originations with stated maturities less than one year. Conversely, the expected repricing/maturing cash flow associated with Valley’s borrowing portfolio decreased by approximately $500 million. As a result of the above indicated changes in Valley’s anticipated repricing/maturing cash flow, as of December 31, 2008, Valley’s balance sheet asset sensitivity has expanded from the forecast one year ago.

In addition to the overall growth in our asset sensitivity level, the severity of the expected change under immediate changes in levels of interest rates increased as well, in part due to the implementation of floors on many of our prime based loans, combined with utilizing a Valley prime lending rate (set internally by management) versus the New York prime lending rate. Additionally, we entered into $200 million notional value of interest rate caps, which protect us from upward increases in interest rates. These actions have expanded the expected net interest income benefits in rising interest rate environments, while simultaneously decreasing the expected severity of lost interest income in declining interest rate environments.

As noted in the table above, we are slightly more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, the likelihood of a 100 basis point decrease in interest rates as of December 31, 2008 was considered to be unlikely given current interest rate levels. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Our interest rate caps designated as cash flow hedging relationships, which are the majority of the derivative financial instruments entered into by the Company, are designed to protect us from upward movements in interest rates based on the prime and federal funds rates. Due to the current low level of interest rates and the strike rate of these instruments, they are expected to have little impact over the next twelve month period on our net interest income under the scenarios outlined above. As of December 31, 2008, the effect of a 300 basis point increase in interest rates on our derivative holdings would result in an annual $883 thousand positive variance in net interest income. The effect of a 100 basis point decrease in interest rates on our derivative holdings would result in an annual $478 thousand negative variance in net interest income. See Note 15—Commitments and Contingencies for further information on our derivative transactions.

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

The following table sets forth the amounts of interest earning assets and bearing liabilities, outstanding on December 31, 2008 and their associated fair values. The expected cash flows are categorized based on each financial instruments anticipated maturity or interest rate reset date. The amount of assets and liabilities shown, which reprice or mature during a particular period, were determined based on the earlier of the term to repricing or the term to repayment, inclusive of the impact of market level prepayment speeds.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2009	2010	2011	2012	2013	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.30%	$343,010	$—	$—	$—	$—	$—	$343,010	$343,010
Investment securities held to maturity	6.06	600,822	172,970	81,639	54,645	24,591	220,070	1,154,737	1,069,245
Investment securities available for sale	5.59	794,100	280,417	128,454	65,995	33,713	132,763	1,435,442	1,435,442
Trading securities	10.13	—	—	—	—	—	34,236	34,236	34,236
Loans held for sale	5.90	4,542	—	—	—	—	—	4,542	4,542
Loans:
Commercial	5.52	1,445,980	205,535	156,639	56,400	51,007	49,811	1,965,372	1,955,662
Mortgage	5.84	2,037,589	956,645	859,161	668,991	669,706	912,444	6,104,536	6,060,693
Consumer	5.66	1,137,301	407,477	240,755	130,631	61,696	95,922	2,073,782	2,246,187

Total interest sensitive assets	5.62%	$6,363,344	$2,023,044	$1,466,648	$976,662	$840,713	$1,445,246	$13,115,657	$13,149,017

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.64%	$1,071,105	$707,072	$707,072	$336,055	$168,028	$504,083	$3,493,415	$3,493,415
Time	3.53	3,072,986	130,286	163,927	106,958	66,063	81,039	3,621,259	3,681,279
Short-term borrowings	1.99	640,304	—	—	—	—	—	640,304	635,767
Long-term borrowings	4.24	58,160	62,171	207,569	148,407	1,003	2,531,443	3,008,753	3,455,381
Junior subordinated debentures	7.64	—	—	—	—	—	165,390	165,390	162,936

Total interest sensitive liabilities	2.78%	$4,842,555	$899,529	$1,078,568	$591,420	$235,094	$3,281,955	$10,929,121	$11,428,778

Interest sensitivity gap		$1,520,789	$1,123,515	$388,080	$385,242	$605,619	$(1,836,709)	$2,186,536	$1,720,239

Ratio of interest sensitive assets to interest sensitive liabilities		1.31:1	2.25:1	1.36:1	1.65:1	3.58:1	0.44:1	1.20:1	1.15:1

Expected maturities are contractual maturities adjusted for all projected payments of principal. For investment securities, loans, long-term borrowings and junior subordinated debentures, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. Repricing data for each instrument reflects the contractual interest rate/reset date. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, “decay factors” were used to estimate deposit runoff. Our cash flow derivatives are designed to protect us from upward movement in interest rates. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our derivatives is not included in the table. We use various assumptions to estimate fair values. See Note 3 of the consolidated financial statements for further discussion of fair value measurements.

The total gap re-pricing within one year as of December 31, 2008 was a positive $1.5 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.31:1. The acquisition of Greater Community, coupled with changes in market prepayment speeds and balance sheet management strategies implemented throughout 2008, increased our asset sensitivity from December 31, 2007. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2008. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2008 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

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

Upon adoption on January 1, 2007, Valley elected to record the following pre-existing financial assets and financial liabilities at fair value:

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

•	Federal Home Loan Bank advances with a carrying value totaling $40 million, a fixed weighted average cost of 6.96 percent and an estimated duration of approximately 2.6 years.

•	Junior subordinated debentures issued to VNB Capital Trust I with a carrying value totaling $206.2 million, a fixed coupon rate of 7.75 percent and an estimated duration greater than 10 years.

During the first quarter of 2007, management worked closely with its advisor in the derivatives market, at a considerable cost, to construct a hedging strategy for the trading securities portfolio. As a result of this extensive evaluation process, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion in April 2007. The purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007 by transforming these fixed rate assets into floating rates in anticipation of a steepening yield curve. However, the derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the financial market’s forward expectations of interest rate movements and the unusual expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The ineffectiveness and ultimately, the termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in net trading gains during the second quarter of 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities issued by Fannie Mae, Freddie Mac and private institutions that were sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115, with the remainder of the proceeds used to fund loan growth and to offset a reduction in funding due to the redemption of the $20.6 million in junior subordinated debentures issued to VNB Capital Trust I during the second quarter of 2007. Many of the short-term instruments within trading securities portfolio matured in 2008 and the proceeds were reallocated to loans or provided for other liquidity needs during the year.

At adoption, some of Valley’s specific asset/liability management goals included shortening the duration of the investment portfolio, limiting the risk that the duration for certain assets would extend beyond expected levels, increasing the asset sensitivity of the balance sheet, increasing the stability of returns on certain financial instruments and modifying some of its interest bearing liabilities with the expectation of a future steepening of the yield curve. As early as April 2007, but worsening significantly in the second half of 2007 and throughout 2008, many changes occurred within the economy and financial markets, which directly impacted these strategies employed by Valley, specifically, widening credit spreads and limited liquidity for mortgage related products (including both loans and investments). Additionally, as a result of the market volatility, many of the variables relied upon within Valley’s initial rationale for adopting fair value on an instrument level basis witnessed dramatic changes. While Valley did not invest in subprime mortgages, CDO’s, SIV’s and other forms of exotic high risk financial instruments, the industry wide turmoil, caused by such instruments, directly impacted the pricing and availability of various financial instruments, including those which Valley holds and may effect trades in. Specifically, Valley’s purchase decisions for investment securities, as well as the balance sheet classification election for each security purchased, were greatly impacted by these changes in the financial markets. As a result of the changes in market variables during the second half of 2007, including a steepening of the yield curve, Valley engaged in a leverage strategy involving the purchase of certain mortgage-backed securities classified as available for sale matched with additional fixed rate Federal Home Loan Bank advances during the fourth quarter of 2007 which effected the composition of the investment portfolio as well as the interest bearing liabilities as of December 31, 2007 and throughout the year ended December 31, 2008.

The following table presents the assets and liabilities measured at fair value on a recurring basis as reported on the consolidated statements of financial condition at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,435,442	$1,606,410
Trading securities	34,236	722,577
Loans held for sale	4,542	2,984
Other assets*	3,334	—

Total assets	$1,477,554	$2,331,971

Liabilities:
Long-term Federal Home Loan Bank advance	$—	$41,359
Junior subordinated debentures issued to VNB Capital Trust I	140,065	163,233
Other liabilities*	2,008	424

Total liabilities	$142,073	$205,016

*	Derivative financial instruments are included in this category.

During the year ended December 31, 2008, our available for sale and trading balances continued to decline as a result of severe turbulence in the financial markets that limited the asset/liability strategies management could deploy at acceptable risk tolerances, as well as the need to fund strong loan growth during the same period.

SFAS No. 159 prohibits the election of the fair value option for deposit liabilities which are withdrawable on demand. These types of deposits are a material component of Valley’s balance sheet and risk management activities and accordingly, set certain limitations on the number and amount of financial instruments management ultimately selected for fair value measurement at January 1, 2007 and during the years ended December 31, 2008 and 2007.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At December 31, 2008, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale.

These liquid assets totaled approximately $2.1 billion and $2.6 billion at December 31, 2008 and 2007, respectively, representing 16.4 percent and 23.0 percent of earning assets, and 14.2 percent and 20.6 percent of total assets at December 31, 2008 and 2007, respectively. Of the $2.1 billion of liquid assets at December 31, 2008, approximately $1.4 billion of various investment securities were pledged to counter parties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $4.6 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of residential mortgages, commercial mortgages, and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.4 billion and $7.1 billion for the years ended December 31, 2008 and 2007, representing 59.7 percent and 62.9 percent of average earning assets at December 31, 2008 and 2007, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $2.9 million at December 31, 2008 and 2007.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While, at December 31, 2008, there were no firm lending commitments in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2008 (in thousands):

Less than three months	$560,432
Three to six months	438,817
Six to twelve months	527,174
More than twelve months	204,726

$1,731,149

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings increased by $35.1 million to $640.3 million at December 31, 2008 compared to $605.2 million at December 31, 2007 primarily due to an additional $200.0 million short-term FHLB advances, partly offset by declines in federal funds purchased, short-term repos, and treasury tax and loan accounts of $80.0 million, $59.0 million, and $25.9 million, respectively. At December 31, 2008, nearly all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$418,518	$412,035	$337,819
Maximum outstanding at any month-end during the period	437,272	449,595	386,897
Balance outstanding at end of period	335,510	394,512	355,823
Weighted average interest rate during the period	1.51%	4.08%	4.12%
Weighted average interest rate at the end of the period	0.81%	2.92%	4.29%

Corporation Liquidity.    Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. See Note 16 – Shareholders’ Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report regarding restrictions to such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay preferred and common dividends and interest expense payable to capital trusts, given the current capital levels and current profitable operations of its subsidiary.

Historically, Valley also used cash to repurchase shares of its outstanding common stock, from time to time, under its share repurchase program, purchase preferred securities issued by VNB Capital Trust I (and extinguish the corresponding junior subordinated debentures), or call for early redemption part of its junior subordinated debentures issued to VNB Capital Trust I at their stated par value. The cash required for these activities was met by using Valley’s own funds and dividends received from Valley National Bank. On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.20 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Investment Securities Portfolio

Securities are classified as held to maturity and carried at amortized cost when Valley has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity, and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities classified as trading are held primarily for sale in the short term or as part of our balance sheet management strategies and are carried at fair value, with unrealized gains and losses included immediately in other income. Valley determines the appropriate classification of securities at the time of purchase. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost in other assets.

Investment securities at December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Held to maturity:
U.S. Treasury securities	$—	$—	$10,009
U.S. government agency securities	24,958	—	—
Obligations of states and political subdivisions	201,858	230,201	233,592
Mortgage-backed securities	593,275	52,073	342,798
Corporate and other debt securities	334,646	273,839	423,016

Total investment securities held to maturity	$1,154,737	$556,113	$1,009,415

Available for sale:
U.S. Treasury securities	$—	$5,133	$9,851
U.S. government agency securities	102,564	326,086	390,930
Obligations of states and political subdivisions	48,191	43,828	47,852
Mortgage-backed securities	1,215,386	1,049,596	1,256,637
Corporate and other debt securities	34,504	85,288	26,968

Total debt securities	1,400,645	1,509,931	1,732,238
Equity securities	34,797	96,479	37,743

Total investment securities available for sale	$1,435,442	$1,606,410	$1,769,981

Trading*:
U.S. government agency securities	$—	$224,945	$—
Obligations of states and political subdivisions	—	2,803	4,655
Mortgage-backed securities	—	28,959	—
Corporate and other debt securities	34,236	465,870	—

Total trading securities	$34,236	$722,577	$4,655

Total investment securities	$2,624,415	$2,885,100	$2,784,051

*	See discussion at Notes 3 and 4 of the consolidated financial statements of Valley’s early adoption of SFAS Nos. 159 and 157 on January 1, 2007.

The following table presents the maturity distribution schedule with its corresponding weighted-average yields of held to maturity and available for sale securities at December 31, 2008:

	U.S. Government Agency Securities		Obligations of States and Political Subdivisions		Mortgage-Backed Securities (5)		Corporate and Other Debt Securities		Total (4)
	Amount (1)	Yield (2)	Amount (1)	Yield (2) (3)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity:
0-1 year	$—	—%	$36,617	4.06%	$9	7.19%	$—	—%	$36,626	4.06%
1-5 years	—	—	58,124	5.94	2	7.92	648	5.62	58,774	5.94
5-10 years	—	—	58,656	6.38	28,179	4.76	43,192	6.79	130,027	6.16
Over 10 years	24,958	5.71	48,461	6.21	565,085	5.60	290,806	7.21	929,310	6.14

Total securities	$24,958	5.71%	$201,858	5.79%	$593,275	5.56%	$334,646	7.15%	$1,154,737	6.06%

Available for sale:
0-1 year	$1,016	5.13%	$2,050	6.17%	$1,168	5.00%	$—	—%	$4,234	5.59%
1-5 years	1,004	5.10	36,537	6.99	9,056	7.31	968	5.17	47,565	6.98
5-10 years	—	—	3,128	7.75	37,770	5.30	688	7.21	41,586	5.51
Over 10 years	100,544	5.36	6,476	6.82	1,167,392	5.51	32,848	7.08	1,307,260	5.55

Total securities	$102,564	5.35%	$48,191	6.98%	$1,215,386	5.52%	$34,504	7.03%	$1,400,645	5.59%

(1)	Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.
(2)	Average yields are calculated on a yield-to-maturity basis.

(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

Our investment portfolio is mainly comprised of U.S. government and federal agency securities, tax-exempt issues of states and political subdivisions, mortgage-backed securities, single-issuer trust preferred securities, corporate bonds, and equity securities. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for securities issued by U.S. government agencies, which includes the Fannie Mae and the Freddie Mac. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components.

At December 31, 2008, we had $593.3 million and $1.2 billion of mortgage-backed securities classified as held to maturity and available for sale securities, respectively. The majority of these mortgage-backed securities held by Valley are issued or backed by federal agencies. Approximately $13.3 million and $130.6 million of the mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities. The mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. We monitor the changes in interest rates, cash flows and duration, in accordance with our investment policies. Management seeks out investment securities with an attractive spread over our cost of funds.

As of December 31, 2008, we had $1.4 billion of securities classified available for sale, a decrease of $171.0 million from December 31, 2007. As of December 31, 2008, the available for sale securities had a net unrealized loss of $32.7 million, net of deferred taxes, compared to a net unrealized loss of $778 thousand, net of deferred taxes, at December 31, 2007. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis.

As of December 31, 2008 and 2007, we had a total of $34.2 million and $722.6 million, respectively, in trading account securities. The decrease was mainly due to the maturity and sale of short-term U.S. government agencies, mortgage-backed securities, and short-term corporate debt classified as trading and the reallocation of such proceeds to new loan originations during 2008. As of December 31, 2008, the entire trading portfolio consisted of $34.2 million in trust preferred securities originally transferred to trading securities upon the adoption of SFAS No. 159 on January 1, 2007.

Other-Than-Temporary Impairment Analysis

Management evaluates the held to maturity and available for sale investment securities portfolios quarterly for other-than-temporary impairment. Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale security becomes other-than-temporarily impaired, we have to record the amount of its impairment as a realized securities loss in our income statement and permanently reduce stockholders’ equity and earnings by the amount of the loss. When a held to maturity security becomes other-than-temporarily impaired, its value at the time of impairment becomes its new amortized cost basis.

To determine whether a security’s impairment is other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold these investments until they recover in value, mature, or are called.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

The investment grades in the table below reflect multiple third parties independent analysis of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, from our perspective, the assigned investment grades may not reflect the actual credit quality of each investment.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2008:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity:
Investment grades*
AAA Rated	$652,820	$7,655	$(870)	$659,605
AA Rated	123,318	1,366	(3,425)	121,259
A Rated	195,209	2,985	(28,361)	169,833
BBB Rated	44,899	192	(12,294)	32,797
Not rated	138,491	147	(52,887)	85,751

Total investment securities held to maturity	$1,154,737	$12,345	$(97,837)	$1,069,245

Available for sale:
Investment grades*
AAA Rated	$1,345,344	$22,689	$(46,152)	$1,321,881
AA Rated	70,698	450	(17,498)	53,650
A Rated	38,661	122	(13,126)	25,657
BBB Rated	8,979	125	(108)	8,996
Non-investment grade	10,675	11	—	10,686
Not rated	14,972	66	(466)	14,572

Total investment securities available for sale	$1,489,329	$23,463	$(77,350)	$1,435,442

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $138.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $52.9 million at December 31, 2008. The unrealized losses for this category relate primarily to 10 single-issuer bank trust preferred securities. These securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our fourth quarter review, all 10 issuers appear to meet the regulatory minimum requirements to be considered “well-capitalized” financial institution at December 31, 2008.

Subsequent Downgrades to Securities Ratings

Corporate and other debt securities within the available for sale portfolio includes the one pooled trust preferred security, which is collateralized by trust preferred securities principally issued by banks, with an amortized cost of $17.8 million and a fair value of $7.2 million at December 31, 2008. At December 31, 2008, this pooled security had an investment grade rating of AAA and a $10.6 million unrealized loss reported for AAA rated available for sale securities in the table above. In late January 2009, S&P downgraded the security’s rating to BBB-. The security is performing in accordance with its contractual terms and we have the ability and intent to hold the security until market price recovery, which could be maturity. The overall issuance of $192 million includes one bank which is currently deferring interest payments and one default, the two issuers represent a combined 4.5 percent of the overall security. As part of our impairment analysis, we reviewed the underlying banks’ current financial performance, as well as their participation in the Treasury’s TARP program to assist us in applying the appropriate constant default rate to our cash flow projections for the security. At December 31, 2008, no other-than-temporary impairment was recorded for the security, as our super senior tranche of this security had projected cash flows not less than their future contractual principal and interest payments. The downgrade to the security’s rating in January 2009 did not change management’s assessment that the security is temporarily impaired.

In late January 2009, three AAA rated private label mortgage-backed securities classified as available for sale were downgraded by Moody’s to non-investment grade securities. These securities had a combined fair value of $38.6 million and an unrealized loss of $11.0 million at December 31, 2008. As a result, management updated its fourth quarter review of the tranches of these security issuances. To determine the range and likelihood of potential principal and interest losses on these tranches, management prepared cash flow projections encompassing multiple market assumptions, including constant default rates well above the securities actual loss experience. Based upon these cash flow projections, management projected that all future contractual principal and interest payments will be received and no other-than-temporary impairment existed as of December 31, 2008.

Other-than-Temporarily Impaired Securities

For the year ended December 31, 2008, we recognized other-than-temporary impairment charges of $84.8 million ($49.9 million after taxes) on securities classified as available for sale and held to maturity. The impairment charges primarily relate to Fannie Mae and Freddie Mac perpetual preferred stocks classified as available for sale with a combined adjusted book value of $1.3 million after write downs totaling $69.8 million recorded primarily in the third and fourth quarters of 2008. During the third and fourth quarters of 2008, the market values of these securities significantly declined after the U.S. Government placed Fannie Mae and Freddie Mac into conservatorship and suspended their preferred stock dividends. Valley recognized a $17.9 million ($10.4 million after taxes) impairment charge on the same Freddie Mac and Fannie Mae perpetual preferred securities during the fourth quarter of 2007. The valuation of these securities could increase over the course of future market cycles if these institutions become viable institutions and are able to pay dividends on these securities.

During September of 2008, prior to the recognition of the 2008 impairment charges discussed above, we sold 50 percent of our position in one of the Fannie Mae perpetual preferred stocks classified as available for sale and realized a loss of $5.4 million. This security had a total book value of $9.2 million prior to the date of sale.

During the fourth quarter of 2008, we recorded $14.2 million of other-than-temporary impairment on two of the three pooled trust preferred securities owned by Valley, principally collateralized by securities issued by banks, included in corporate and other debt securities within the investment securities held to maturity portfolio and one private label mortgage-backed security classified as available for sale. The other-than-temporary impairment was recorded for these securities, as each of our tranches in the three securities had projected cash flows below their future contractual principal and interest payments. After the write down, the mortgage-backed security had an adjusted carrying value of $9.4 million at December 31, 2008. The two pooled trust preferred securities had a total adjusted carrying value of $1.1 million and were transferred from held to maturity to the available for sale portfolio subsequent to the recognition of the other-than-temporary impairment. After the analysis, management no longer had a positive intent to hold the pooled securities to their maturity dates due to the significant deterioration in both issuers’ creditworthiness. As a result, we were required to transfer such securities, under the provisions of SFAS No. 115, out of the held to maturity classification at December 31, 2008.

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section above for further discussion of this policy.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the five years ended December 31, 2008:

LOAN PORTFOLIO

	At December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
Commercial	$1,965,372	$1,563,150	$1,466,862	$1,449,919	$1,259,997

Total commercial loans	1,965,372	1,563,150	1,466,862	1,449,919	1,259,997

Construction	510,519	402,806	526,318	471,560	368,120
Residential mortgage	2,269,935	2,063,242	2,106,306	2,083,004	1,853,408
Commercial mortgage	3,324,082	2,370,345	2,309,217	2,234,950	1,745,155

Total mortgage loans	6,104,536	4,836,393	4,941,841	4,789,514	3,966,683

Home equity	607,700	554,830	571,138	565,960	517,325
Credit card	9,916	10,077	8,764	9,044	9,691
Automobile	1,364,343	1,447,838	1,238,145	1,221,525	1,079,050
Other consumer	91,823	83,933	104,935	94,495	99,412

Total consumer loans	2,073,782	2,096,678	1,922,982	1,891,024	1,705,478

Total loans*	$10,143,690	$8,496,221	$8,331,685	$8,130,457	$6,932,158

As a percent of total loans:
Commercial loans	19. 4%	18.4%	17.6%	17.8%	18.2%
Mortgage loans	60.2	56.9	59.3	58.9	57.2
Consumer loans	20.4	24.7	23.1	23.3	24.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $4.8 million, $3.5 million, $5.1 million, $6.3 million and $6.6 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

During 2008, loans increased $1.6 billion, or 19.4 percent, to $10.1 billion at December 31, 2008 from $8.5 billion at December 31. 2007. The increase is mainly due to $812.5 million in loans acquired from Greater Community and solid organic loan growth which was primarily comprised of increases in the commercial mortgage and commercial loans, partially offset by a decrease in automobile loans. Our lending opportunities to new quality borrowers expanded during 2008 due, in part, to our larger lending branch presence, through the acquisition of 16 full-service branches from Greater Community and de novo branching, as well as less competition from other financial institutions negatively impacted by capital constraints, and the market’s credit and liquidity crisis.

Commercial loans increased $402.2 million or 25.7 percent to approximately $2.0 billion in 2008, partly due to loans acquired from Greater Community of $130.8 million, and solid organic loan growth, which included the continued benefits of a larger commercial lending team in 2008 and expanded lending opportunities with new quality customers unable to find financing at other financial institutions with less available lending resources being negatively impacted by the current market credit and liquidity crisis.

Mortgage loans, comprised of construction, residential and commercial mortgage loans, increased $1.3 billion, or 26.2 percent during 2008 to $6.1 billion at December 31, 2008 mainly due to $629.3 million in mortgage loans acquired from Greater Community and organic commercial mortgage loan growth. Excluding $493.0 million and $44.5 million, respectively, in loans acquired through the Greater Community acquisition, commercial mortgage and construction loans grew organically by $460.8 million or 19.4 percent and $63.2 million or 15.7 percent, respectively. The organic growth seen in our commercial mortgage loan portfolio is primarily attributable to the expansion of our lending teams throughout our growing branch network and our continued ability to benefit from the dislocation in the credit markets. Construction loans increased mainly due to one $60.0 million loan to acquire a residential building (which the customer intends to convert to condominiums) in New York City in the fourth quarter of 2008. Residential mortgages increased $206.7 million to $2.3 billion at December 31, 2008 as compared to December 31, 2007, partly due to $91.8 million in mortgage loans acquired through the Greater Community acquisition. Excluding these acquired loans, residential mortgage loans increased $114.9 million during 2008; however, mortgage loan originations declined during the second half of the year due to a decline in home sales and refinancing activity, a drop in housing prices, and a downturn in the U.S. economy. We may experience further declines in residential mortgage loan volumes during 2009 if the economy continues to weaken. Additionally, based on our desired interest rate sensitivity position, we may increase the amount of residential mortgages sold in the secondary market.

Consumer loans decreased $22.9 million to approximately $2.1 billion at December 31, 2008 compared to the same period in 2007, primarily due to a decline in automobile loans, partly offset by the Greater Community acquisition which added $52.4 million in loans (primarily home equity loans) to our consumer portfolio at July 1, 2008. Our automobile loan portfolio declined $83.5 million during 2008 mainly as a result of deterioration in consumer demand for such products during the current economic downturn and tightening of our already conservative auto loan credit standards for potential customers during the second half of the year.

Much of our lending is in northern and central New Jersey and New York City, with the exception of the out-of-state auto loan portfolio, Small Business Administration (“SBA”) loans and a small amount of out-of-state residential mortgage loans. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. As a result of our lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region. At this point in the U.S. economic downturn, our primary lending markets have performed better than the national average and other regions of the U.S. However, we can provide no assurance that our markets will not deteriorate beyond their current levels in the future and cause an increase in the credit risk of our loan portfolio.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2008:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial—fixed rate	$622,010	$201,997	$21,428	$845,435
Commercial—adjustable rate	823,970	267,584	28,383	1,119,937
Construction—fixed rate	19,503	19,934	—	39,437
Construction—adjustable rate.	322,895	148,187	—	471,082

	$1,788,378	$637,702	$49,811	$2,475,891

Prior to maturity of each loan with a balloon payment and if the borrower requests an extension, we generally conduct a review which normally includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal paydown.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of one aircraft and automobiles at December 31, 2008. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth non-performing assets and accruing loans which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

LOAN QUALITY

	At December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$15,557	$8,462	$3,775	$4,442	$2,870

Non-accrual loans	33,073	30,623	27,244	25,794	30,274
Other real estate owned	8,278	609	779	2,023	480
Other repossessed assets	4,317	1,466	844	608	861

Total non-performing assets	$45,668	$32,698	$28,867	$28,425	$31,615

Troubled debt restructured loans	$7,628	$8,363	$713	$821	$104
Total non-performing loans as a % of loans	0.33%	0.36%	0.33%	0.32%	0.44%
Total non-performing assets as a % of loans	0.45%	0.38%	0.35%	0.35%	0.46%
Allowance for loan losses as a % of non-performing loans	281.93%	237.29%	274.25%	291.49%	217.01%

Non-accrual loans have ranged from a low of $25.8 million to a high of $33.1 million over the last five years. Our non-accrual experience as a percentage of total loans indicates that the amount of non-accrual loans is historically low and there is no guarantee that this low level will continue. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.7 million, $2.8 million and $2.1 million for the years ended December 31, 2008, 2007, and 2006, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $9 thousand, $45 thousand and $498 thousand for the years ended December 31, 2008, 2007, and 2006, respectively. No mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at December 31, 2008.

OREO increased $7.7 million to $8.3 million at December 31, 2008 as compared to $609 thousand at December 31, 2007. The increase was mainly comprised of two commercial loan properties and one commercial mortgage loan property. Other repossessed assets increased approximately $2.8 million to $4.3 million at December 31, 2008 from $1.5 million at December 31, 2007, mainly due to one $2.3 million commercial loan collateralized by an aircraft that was repossessed and transferred to other repossessed assets during the second quarter of 2008.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from 0.04 percent to 0.15 percent of total loans for the last five years and increased $7.1 million to $15.6 million, or 0.15 percent of total loans at December 31, 2008 compared to $8.5 million or 0.10 percent at December 31, 2007. Loans past due 90 days or more and still accruing include matured performing loans in the normal process of renewal which totaled approximately $4.0 million and $2.2 million December 31, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing represent most loan types and are generally well secured and in the process of collection. At December 31, 2008, no mortgage loans classified loans held for sale were 90 days or more past due and still accruing interest.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are presented in the table above. These restructured loans totaled $7.6 million and $8.4 million at December 31, 2008 and 2007, respectively. Restructured loans consist of 3 commercial loans and 15 commercial lease relationships at December 31, 2008. Of the 15 lease relationships, 13 had outstanding balances of less than $50 thousand at December 31, 2008. One of the commercial loan relationships had an unused line of credit and an unfunded construction loan commitment totaling $2.1 million at December 31, 2008.

Total loans past due in excess of 30 days were 1.06 percent of all loans at December 31, 2008 compared with 1.0 percent at December 31, 2007 and include matured loans in the normal process of renewal totaling approximately $6.9 million and $7.5 million at December 31, 2008 and 2007, respectively. We strive to keep the loans past due in excess of 30 days at these current low levels, however, there is no guarantee that these low levels will continue.

Although we believe that substantially all risk elements at December 31, 2008 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $26.8 million and $7.2 million in potential problem loans at December 31, 2008 and 2007, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $26.8 million in potential problem loans as of December 31, 2008, approximately $7.0 million is considered at risk after collateral values and guarantees are taken into consideration. At December 31, 2008, the potential problem loans consist of various types of credits, including commercial mortgages, revolving commercial lines of credit and commercial leases.

In our Quarterly Reports on Form 10-Q for the period ended June 30, 2008 and September 30, 2008, management reported that one performing commercial mortgage loan totaling approximately $25.7 million was a potential problem loan. During the fourth quarter of 2008, the commercial buildings securing the loan were sold to a third party that assumed the debt with modified terms and conditions. After a cash down payment by the new borrower and settlement of certain escrow balances, the debt (i.e., the loan’s principal balance) was $20.7 million at December 31, 2008. The loan remains a criticized loan under Valley’s internal loan review process as of December 31, 2008 and, as a result, is closely monitored by management. Although, management feels the loan (secured by two office buildings totaling 286,000 square feet located in New York City) is well-collateralized, and is performing, there can be no assurance that the loan will not become a potential problem loan or that Valley will not incur a loss related to the loan in the future.

There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2008.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment, credit file maintenance and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 60 percent of total loans at December 31, 2008. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a significant downturn of the economy within the region.

Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area, however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2008 was 59 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 746.

Consumer loans are comprised of home equity loans, credit card loans, automobile loans and other consumer loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other states. Due to the level of our underwriting standards applied to all loans, management believes the out of the state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses some additional geographic risk based upon the economy of that particular region.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the years indicated:

	Years ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
Average loans outstanding	$9,386,987	$8,261,111	$8,262,739	$7,637,973	$6,541,993

Beginning balance—Allowance for credit losses	$74,935	$74,718	$75,188	$65,699	$64,650

Loans charged-off:
Commercial	(6,760)	(5,808)	(6,078)	(1,921)	(6,551)
Construction	—	—	—	—	—
Mortgage—Commercial	(500)	(1,596)	(448)	(307)	(212)
Mortgage—Residential	(501)	(103)	(644)	(108)	(117)
Consumer	(14,902)	(7,628)	(4,918)	(5,265)	(6,258)

	(22,663)	(15,135)	(12,088)	(7,601)	(13,138)

Charged-off loans recovered:
Commercial	627	1,427	528	1,474	3,394
Construction	—	—	—	—	—
Mortgage—Commercial	6	254	181	129	237
Mortgage—Residential	—	17	54	130	51
Consumer	2,141	1,779	1,585	1,765	2,502

	2,774	3,477	2,348	3,498	6,184

Net charge-offs	(19,889)	(11,658)	(9,740)	(4,103)	(6,954)
Provision charged for credit losses	28,282	11,875	9,270	4,340	8,003
Additions from acquisitions	11,410	—	—	9,252	—

Ending balance—Allowance for credit losses	$94,738	$74,935	$74,718	$75,188	$65,699

Components of allowance for credit losses:
Allowance for loan losses	$93,244	$72,664	$74,718	$75,188	$65,699
Reserve for unfunded letters of credit*	1,494	2,271	—	—	—

Allowance for credit losses	$94,738	$74,935	$74,718	$75,188	$65,699

Components of provision for credit losses:
Provision for loan losses	$29,059	$12,751	$9,270	$4,340	$8,003
Provision for unfunded letters of credit*	(777)	(876)	—	—	—

Provision for credit losses	$28,282	$11,875	$9,270	$4,340	$8,003

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.14%	0.12%	0.05%	0.11%
Allowance for loan losses as a % of loans	0.92%	0.86%	0.90%	0.92%	0.95%
Allowance for credit losses as a % of loans	0.93%	0.88%	0.90%	0.92%	0.95%

*	Effective January 1, 2007, Valley transferred $3.1 million of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

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

The Bank’s allocated allowance is calculated by applying loss factors to outstanding loans and unfunded commitments. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans affects the amount of the related allowance. Loss factors are based on the Bank’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance contains reserves identified as the unallocated portion in the table below to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses. Net charge-off levels have remained relatively low in the last five years, but have increased to a high of 0.21 percent of average loans in 2008 from a low of 0.05 percent in 2005. The 2008 increase in net charge-offs was mainly due to higher automobile loan charge-offs caused by the financial crisis. During the second half of the year, we tightened our credit standards on automobile loans and the demand for such products also declined substantially during the same period reducing our auto portfolio balance. Despite these efforts, there can be no guarantee that our net charge-off levels for automobile loans and our other generally well secured loan categories will not continue to rise during 2009 given the current downturn in the U.S. economy and its potential effect on the future performance of our loan portfolio.

The provision for credit losses was $28.3 million in 2008 compared to $11.9 million in 2007. The $16.4 million increase reflects the increase in the loan portfolio (excluding the $812.5 million in loans acquired from Greater Community), the increased level of net loan charge-offs and delinquencies, and the deterioration in economic conditions during the year ended December 31, 2008.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories for the past five years:

	Years ended December 31,
	2008		2007		2006		2005		2004
	($ in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial*	$44,163	19.4%	$31,638	18.4%	$31,888	17.6%	$34,828	17.8%	$29,166	18.2%
Mortgage	30,354	60.2	23,660	56.9	27,942	59.3	28,200	58.9	23,033	57.2
Consumer	14,318	20.4	10,815	24.7	8,189	23.1	8,174	23.3	7,884	24.6
Unallocated	5,903	N/A	8,822	N/A	6,699	N/A	3,986	N/A	5,616	N/A

	$94,738	100.0%	$74,935	100.0%	$74,718	100.0%	$75,188	100.0%	$65,699	100.0%

*	Includes the reserve for unfunded letters of credit totaling $1.5 million and $2.3 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the allowance for credit losses amounted to $94.7 million or 0.93 percent of loans, as compared to $74.9 million or 0.88 percent at December 31, 2007. The allowance was adjusted by provisions charged against income, charge-offs, net of recoveries, as well as an additional amount recorded in connection with the Greater Community acquisition. The five basis point increase in the allowance for credit losses as a percentage of total loans from 2007 was mainly due to loan growth, including non-acquisition related expansion in commercial mortgage and commercial loan categories, additional reserves of $11.4 million assumed in the Greater Community acquisition (which totaled 1.4 percent of the $812.5 million loans acquired on July 1, 2008) and higher loss factors for automobile loans. Allocations of the allowance for impaired loans decreased $500 thousand from 2007 mainly due to the relative value of the assets collateralizing the majority of these impaired loans. See Note 5 to the consolidated financial statements for further analysis of the impaired loan portfolio. Increases in non-performing loans at December 31, 2008, as noted in the “Non-performing Asset” section above, had a relatively minor impact on the level of the allowance for credit losses primarily due to the generally well secured nature of these credits. Loans past due in excess of 90 days and still accruing were up by 0.05 percent to 0.15 percent of total loans at December 31, 2008 as compared to December 31, 2007, driven primarily by a number of well collateralized commercial and residential mortgage credits. These factors had a relatively minor impact on the level of the allowance for credit losses at December 31, 2008.

Management believes that the unallocated allowance is appropriate given the current weakened economic climate, the size of the loan portfolio and delinquency trends at December 31, 2008.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $22.4 million and $2.1 million, respectively, at December 31, 2008 and $28.9 million and $2.6 million, respectively, at December 31, 2007. The average balance of impaired loans during 2008, 2007 and 2006 was approximately $25.3 million, $23.8 million and $20.7 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $984 thousand for 2008, $1.3 million for 2007, and $1.2 million for 2006. Interest was not collected on these impaired loans during these periods.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2008 and December 31, 2007, shareholders’ equity totaled $1.4 billion and $949.1 million, respectively, or 9.3 percent and 7.4 percent of total assets, respectively. The increase in total shareholders’ equity during the year ended December 31, 2008 was mainly the result of the issuance of $300.0 million in nonvoting senior preferred shares, the additional capital issued in the Greater Community acquisition totaling $167.8 million, net income of $93.6 million, and treasury stock issued for stock-based compensation, including stock option swap exercises, partially offset by cash dividends declared to common shareholders of $104.4 million, dividends and accretion on preferred stock of $2.1 million, and an increase in accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at December 31, 2008 was a $32.7 million net unrealized loss on investment securities available for sale, net of deferred tax compared to a $778 thousand net unrealized loss, net of deferred tax at December 31, 2007. Also, included as a component of accumulated other comprehensive loss at December 31, 2008 was $23.2 million, representing the unfunded portion of Valley’s various pension obligations, due to the adoption of SFAS No. 158 on December 31, 2006 and a $5.0 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.9 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the year ended December 31, 2008. Valley purchased approximately 475 thousand shares during 2007 pursuant to this plan at an average cost of $19.49 per share. Valley’s Board of Directors previously authorized the repurchase of up to 3.2 million shares of Valley’s outstanding common stock on May 14, 2003. During 2007, Valley repurchased the remaining 1.2 million shares of its common stock under the 2003 publicly announced program at an average cost of $22.78 per share. No further repurchases will be made under the terms of the nonvoting senior preferred shares sold to the Treasury while such shares are owned by the Treasury.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Our senior preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.20 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. The senior preferred shares are 100 percent allowable in Tier I Capital for Regulatory purposes.

In conjunction with the purchase of our senior preferred shares, the Treasury received a ten year warrant to purchase up to approximately 2.3 million of Valley common shares with an aggregate market price equal to $45 million or 15 percent of the senior preferred investment. The warrant has several unique features, including our right to reduce the number of shares of Valley common stock underlying the warrant by 50 percent if before December 31, 2009 we issue $300 million of equity capital, and the fact that the warrant is exercisable on a net exercise basis. Our common stock underlying the warrant represents approximately 1.7 percent of our outstanding common shares at December 31, 2008. The warrant’s exercise price of $19.59 per share was calculated based on the average of closing prices of Valley’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of our application under the program.

Valley may redeem the senior preferred shares three years after the date of the Treasury’s investment, or earlier if it raises in an equity offering net proceeds equal to the amount of the senior preferred shares to be redeemed. It must raise proceeds equal to at least 25% of the issue price of the senior preferred shares to redeem any senior preferred shares prior to the end of the third year. The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the senior preferred shares up to, but excluding, the date fixed for redemption. Notwithstanding the foregoing limitations, under the Recovery Act the Treasury may, after consultation with Valley’s federal regulator, permit Valley at any time to redeem the senior preferred shares. Upon such redemption, the Treasury will liquidate at the current market price the warrant that Valley issued to the Treasury.

Our senior preferred shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by us within that timeframe.

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

Valley’s regulatory capital position included $176.3 million and $160.0 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2008 and 2007, respectively. Including these securities and our senior preferred shares, Valley’s capital position under risk-based capital guidelines was $1.3 billion, or 11.4 percent of risk-weighted assets for Tier 1 capital and $1.5 billion or 13.2 percent for total risk-

based capital at December 31, 2008. The comparable ratios at December 31, 2007 were 9.6 percent for Tier 1 capital and 11.4 percent for total risk-based capital. At December 31, 2008 and 2007, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 9.1 percent and 7.6 percent, respectively. The Bank’s ratios at December 31, 2008 were all above the minimum levels required for Valley to be considered “well capitalized”, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits will become effective on March 31, 2009. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at December 31, 2008 and 2007. See Note 12 of the consolidated financial statements for additional information.

Book value per common share amounted to $7.94 at December 31, 2008 compared with $7.54 per common share at December 31, 2007.

The primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by net income available to common stockholders per common share. Primarily due to the other-than-temporary impairment charges and realized losses on investment securities held in the available for sale and held to maturity portfolios, our cash dividend pay-out per common share for the year ended December 31, 2008 was greater than our earnings for the same period, thereby causing the earnings retention rate to be zero for the same period. Our annual rate of earnings retention is expected to increase in 2009, unless we were to experience adverse effects, such as incurring additional impairment charges within our investment securities portfolio or due to the occurrence of one or more of the risk factors inherent to our business disclosed in Part I, Item 1A of this report. The retention ratio for the comparable year ended December 31, 2007 was 34.5 percent. Cash dividends declared amounted to $0.80 per common share for the years ended December 31, 2008 and 2007. Valley’s Board of Directors continues to believe that cash dividends are an important component of shareholder value and at its current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders within the restrictions of the Treasury’s TARP program relating to our senior preferred shares described above.

Off-Balance Sheet Arrangements

Contractual Obligations.    In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 10, 11, 12, and 15 of the consolidated financial statements.

The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2008:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposits	$3,072,986	$294,213	$173,021	$81,039	$3,621,259
Long-term borrowings	59,494	270,305	29,729	2,649,225	3,008,753
Junior subordinated debentures issued to capital trusts*	—	—	—	181,767	181,767
Operating leases	13,051	24,902	23,962	145,568	207,483
Capital expenditures	10,425	—	—	—	10,425

Total	$3,154,410	$593,061	$225,325	$3,056,891	$7,029,687

*	Amounts presented are the contractual principal balances. The junior subordinated debentures issued to VNB Capital Trust I are carried at fair value of $140.1 million on the consolidated statement of condition at December 31, 2008.

Valley also has obligations under its pension benefit plans, not included in the above table, as further described in Note 13 of the consolidated financial statements.

Commitments.    As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn on based upon our historical experience. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. For additional information, see Note 15 of the consolidated financial statements.

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2008:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,680,951	$170,721	$17,404	$155,549	$2,024,625
Home equity and other revolving lines of credit	646,482	—	—	—	646,482
Outstanding commercial mortgage loan commitments	170,647	153,314	1,000	—	324,961
Standby letters of credit	142,490	6,969	11,200	15,942	176,601
Outstanding residential mortgage loan commitments	34,703	—	—	—	34,703
Commitments under unused lines of credit—credit card	44,766	37,721	—	—	82,487
Commercial letters of credit	9,918	—	—	—	9,918
Commitments to sell loans	15,750	—	—	—	15,750
Commitments to fund civic and community investments	1,081	608	—	—	1,689
Other	10,787	3,102	629	—	14,518

Total	$2,757,575	$372,435	$30,233	$171,491	$3,331,734

Included in the other commitments are projected earn-outs of $507 thousand that are scheduled to be paid over the next three year period in conjunction with our acquisition of an insurance agency (which was merged with Masters Coverage Corp., a wholly-owned subsidiary of Valley National Bank) in 2006. These earn-outs are paid in accordance with predetermined profitability targets. The balance of the other category represents approximate amounts for contractual communication and technology costs.

Derivative Financial Instruments.    Use of derivative financial instruments is one of several ways in which Valley can manage its interest rate risk. In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics. Valley has used certain derivative instruments, principally interest rate swaps and caps, as part of its asset/liability management practices to adjust the interest rate sensitivity of its loan portfolio, deposits and the overall balance sheet.

Fair Value Hedge—Interest Rate Swap

In 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2008 and December 31, 2007, the interest rate swap had a fair value of $2.0 million and $424 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. No material hedge ineffectiveness existed on the interest rate swap during the years ended December 31, 2008, 2007 and 2006.

Cash Flow Hedge—Interest Rate Swap

In 2004, Valley entered into interest rate swap transactions designated as cash flow hedges which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. The cash flow hedges involved the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. The cash flow hedges expired on August 1, 2006.

Prior to the cash flow hedge expiration in 2006, unrealized losses, net of tax benefits, reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the year ended December 31, 2006, unrealized losses of $3.2 million were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income. No material hedge ineffectiveness existed on the interest rate swap during the years ended December 31, 2006.

Cash Flow Hedge—Interest Rate Caps

In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). As a result, from the termination date of the hedging relationship in November of 2008 through December 31, 2008, a $2.4 million change in fair value of these derivatives not designated as hedges was included in other expense for the year ended December 31, 2008. As of December 31, 2008, the two interest rate caps were not redesignated in a new hedging relationship and are subject to future changes in their fair value which will be charged to our earnings.

In the third quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

At December 31, 2008, the federal funds and prime based interest rate caps had a combined fair value of $3.3 million included in other assets. For the year ended December 31, 2008, other comprehensive loss includes $5.0 million for changes in net unrealized losses on the cash flow hedges, net of taxes. Amounts reported in accumulated other comprehensive income related to the interest rate caps are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. For the year ended December 31, 2008, the change in net unrealized losses on the cash flow hedges reflect a reclassification of approximately $747 thousand from accumulated other comprehensive income to interest expense. Of this amount, $642 thousand was due to our acceleration of amounts related to the total forecasted changes in cash flows that are not probable to occur. We estimate an unrealized loss of $318 thousand, net of tax, will be reclassified out of other comprehensive loss and realized as an addition to interest expense during 2009.

For the year ended December 31, 2008, Valley recognized a loss of $21 thousand in other expense for hedge ineffectiveness on the federal funds based interest rate caps. There was no ineffectiveness recognized on the prime based interest rate caps during 2008.

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

Trust Preferred Securities.    In addition to the commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include a $5.5 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2007 Compared to 2006

Net income was $153.2 million or $1.21 per diluted share, return on average assets was 1.25 percent and return on average shareholders’ equity was 16.43 percent for 2007. This compares with net income of $163.7 million or $1.27 per diluted share in 2006, return on average assets of 1.33 percent and return on average shareholders’ equity of 17.24 percent in 2006.

Net interest income on a tax equivalent basis decreased to $387.9 million for 2007 compared with $397.7 million for 2006. During 2007, the yield on average interest earning assets increased over 2006, but was more than offset by an increase in the interest rates paid on average interest bearing liabilities and higher average balances in time deposits and long-term borrowings.

The net interest margin on a tax equivalent basis was 3.43 percent for the year ended December 31, 2007 compared with 3.46 percent for the same period in 2006. The change was mainly attributable to the increase in interest paid on time deposits and long-term borrowings and an increase in the average balance of such interest bearing liabilities, partially offset by a higher yield on average loans and investments. Average interest rates earned on interest earning assets increased 25 basis points while average interest rates paid on interest bearing liabilities increased 30 basis points causing a compression in the net interest margin in 2007 for Valley as compared to the year ended December 31, 2006.

Average loans totaling $8.3 billion for the year ended December 31, 2007 remained flat as compared to the same period in 2006. Average investments securities declined $304.8 million, or 9.7 percent in 2007 as compared to the year ended December 31, 2006. Despite the flat loan volumes, interest income on a tax equivalent basis for loans increased $15.6 million for the year ended December 31, 2007 compared with the same period in 2006 due to a 19 basis point increase in the yield on average loans. Interest income on a tax equivalent basis for investment securities decreased $4.9 million or 2.9 percent mainly due to the decrease in average investment securities for the twelve months in 2007 compared to the same period in 2006. The decrease in average investment securities was mainly due to investment cash flows reallocation to federal funds sold, held through most of the third quarter of 2007, as well as $75.0 million allocated to an additional investment in bank owned life insurance during the second quarter of 2007.

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

Non-interest income represented 10.9 percent and 9.2 percent of total interest income plus non-interest income for 2007 and 2006, respectively. For the year ended December 31, 2007, non-interest income increased $17.0 million or 23.5 percent, compared with the same period in 2006.

Service charges on deposit accounts increased $3.6 million, or 15.3 percent in 2007 compared with 2006 mainly due to stronger overdraft fee collection initiatives implemented by management throughout Valley’s branch network operations during 2007.

Losses on securities transactions, net, increased $10.3 million to a net loss of $15.8 million for the year ended December 31, 2007. The increase was mainly due to an other-than-temporary impairment charge totaling $17.9 million ($10.4 million after-taxes) with regard to Fannie Mae and Freddie Mac perpetual preferred securities during the fourth quarter of 2007. During 2006, Valley recognized a net loss of $5.5 million mainly due to a $4.7 million impairment charge recognized on certain mortgage-backed and equity securities classified as available for sale and a $2.1 million loss on trust preferred securities called for redemption prior to their scheduled maturity date, partially offset by various gains on securities transactions throughout 2006.

Net gains on trading securities increased $6.2 million for the year ended December 31, 2007 compared with the same period in 2006 mainly due to $2.7 million in net unrealized gains on Valley’s Junior subordinated debentures issued to VNB Capital Trust I and one Federal Home Loan Bank held at fair value and increased trading activity in 2007 resulting from Valley’s early adoption of SFAS Nos. 157 and 159. Valley elected to fair value investment securities with a total carrying amount of approximately $1.3 billion at January 1, 2007. During the second quarter of 2007, Valley executed a series of interest rate derivative transactions designed to hedge the market risk inherent in the trading securities. The derivative transactions did not offset the volatility in the trading securities to the extent expected and as a result Valley sold approximately $1.0 billion of these securities and simultaneously terminated the derivative transactions. The majority of these securities sold during the second quarter of 2007 were replaced with shorter duration investments held in trading securities as of December 31, 2007.

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

Non-interest expense increased $3.6 million thousand to $253.9 million for the year-ended December 31, 2007 from $250.3 million for the same period in 2006. Increases in salary expense, employee benefit expense, goodwill impairment, and net occupancy and equipment expense were partially offset with decreases in amortization of other intangible assets, professional and legal fees, and advertising. Valley incurred additional expenses due to de novo expansion efforts in 2007 and 2006 in its target expansion areas of northern and central New Jersey, New York City, Brooklyn and Queens. These expansion efforts will negatively impact non-interest expense until these new branches become profitable or breakeven, typically over a period of three years. The largest component of non-interest expense is salary and employee benefit expense which totaled $145.7 million in 2007 compared with $138.4 million in 2006.

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

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(in thousands except for share data)
Assets
Cash and due from banks	$237,497	$218,896
Interest bearing deposits with banks	343,010	9,569
Federal funds sold	—	9,000
Investment securities:
Held to maturity, fair value of $1,069,245 at December 31, 2008 and $548,353 at December 31, 2007	1,154,737	556,113
Available for sale	1,435,442	1,606,410
Trading securities	34,236	722,577

Total investment securities	2,624,415	2,885,100

Loans held for sale, at fair value	4,542	2,984
Loans	10,143,690	8,496,221
Less: Allowance for loan losses	(93,244)	(72,664)

Net loans	10,050,446	8,423,557

Premises and equipment, net	256,343	227,553
Bank owned life insurance	300,058	273,613
Accrued interest receivable	57,717	56,578
Due from customers on acceptances outstanding	9,410	8,875
Goodwill	295,146	179,835
Other intangible assets, net	25,954	24,712
Other assets	513,591	428,687

Total Assets	$14,718,129	$12,748,959

Liabilities
Deposits:
Non-interest bearing	$2,118,249	$1,929,555
Interest bearing:
Savings, NOW and money market	3,493,415	3,382,474
Time	3,621,259	2,778,975

Total deposits	9,232,923	8,091,004

Short-term borrowings	640,304	605,154
Long-term borrowings (includes fair value of $41,359 for a Federal Home Loan Bank advance at December 31, 2007)	3,008,753	2,801,195
Junior subordinated debentures issued to capital trusts (includes fair value of $140,065 at December 31, 2008 and $163,233 at December 31, 2007 for VNB Capital Trust I)	165,390	163,233
Bank acceptances outstanding	9,410	8,875
Accrued expenses and other liabilities	297,740	130,438

Total Liabilities	13,354,520	11,799,899

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; issued 300,000 shares at December 31, 2008	291,539	—
Common stock, no par value, authorized 190,886,088 shares; issued 136,970,912 shares at December 31, 2008 and 128,503,294 shares at December 31, 2007	48,228	43,185
Surplus	1,047,085	879,892
Retained earnings	85,234	104,225
Accumulated other comprehensive loss	(60,931)	(12,982)
Treasury stock, at cost (1,946,882 common shares at December 31, 2008 and 2,659,220 common shares at December 31, 2007)	(47,546)	(65,260)

Total Shareholders’ Equity	1,363,609	949,060

Total Liabilities and Shareholders’ Equity	$14,718,129	$12,748,959

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$572,918	$560,066	$544,440
Interest and dividends on investment securities:
Taxable	137,763	134,969	140,979
Tax-exempt	10,089	11,268	11,886
Dividends	6,734	8,002	5,896
Interest on federal funds sold and other short-term investments	2,190	10,702	4,170

Total interest income	729,694	725,007	707,371

Interest Expense
Interest on deposits:
Savings, NOW and money market	45,961	75,695	75,822
Time	117,152	134,674	112,654
Interest on short-term borrowings	10,163	17,645	18,211
Interest on long-term borrowings and junior subordinated debentures	135,619	115,308	109,563

Total interest expense	308,895	343,322	316,250

Net Interest Income	420,799	381,685	391,121
Provision for credit losses	28,282	11,875	9,270

Net Interest Income After Provision for Credit Losses	392,517	369,810	381,851

Non-Interest Income
Trust and investment services	7,161	7,381	7,108
Insurance premiums	10,053	10,711	11,074
Service charges on deposit accounts	28,274	26,803	23,242
Losses on securities transactions, net	(79,815)	(15,810)	(5,464)
Trading gains, net	3,166	7,399	1,208
Fees from loan servicing	5,236	5,494	5,970
Gains on sales of loans, net	1,274	4,785	1,516
Gains on sales of assets, net	518	16,051	3,849
Bank owned life insurance	10,167	11,545	8,171
Other	17,222	14,669	15,390

Total non-interest income	3,256	89,028	72,064

Non-Interest Expense
Salary expense	126,210	116,389	109,775
Employee benefit expense	31,666	29,261	28,592
Net occupancy and equipment expense	54,042	49,570	46,078
Amortization of other intangible assets	7,224	7,491	8,687
Goodwill impairment	—	2,310	—
Professional and legal fees	8,241	5,110	8,878
Advertising	2,697	2,917	8,469
Other	55,168	40,864	39,861

Total non-interest expense	285,248	253,912	250,340

Income Before Income Taxes	110,525	204,926	203,575
Income tax expense	16,934	51,698	39,884

Net Income	93,591	153,228	163,691
Dividends on preferred stock and accretion	2,090	—	—

Net Income Available to Common Stockholders	$91,501	$153,228	$163,691

Earnings Per Common Share:
Basic	$0.70	$1.21	$1.27
Diluted	0.70	1.21	1.27
Cash Dividends Declared Per Common Share	0.80	0.80	0.78
Weighted Average Number of Common Shares Outstanding:
Basic	130,435,853	126,272,915	128,487,882
Diluted	130,507,649	126,646,859	129,012,078

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2005	128,875	$—	$39,302	$741,456	$177,332	$(24,036)	$(2,144)	$931,910
Comprehensive income:
Net income	—	—	—	—	163,691	—	—	163,691
Other comprehensive gains, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $457	—	—	—	—	—	(225)	—	—
Less: reclassification adjustment for losses included in net income, net of tax of $1,983	—	—	—	—	—	3,481	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $214	—	—	—	—	—	310	—	—
Plus reclassification adjustment for losses included in net income, net of tax benefit of $1,010	—	—	—	—	—	1,463	—	—

Other comprehensive gains	—	—	—	—	—	5,029	—	5,029

Adoption of SFAS No. 158	—	—	—	—	—	(11,866)		(11,866)

Total comprehensive income	—	—	—	—	—	—	—	156,854
Cash dividends declared	—	—	—	—	(99,560)	—	—	(99,560)
Effect of stock incentive plan, net	365	—	(37)	(2,444)	(1,833)	—	10,503	6,189
Stock dividend	—	—	1,947	139,829	(141,991)	—	—	(215)
Fair value of stock options granted	—	—	—	2,154	—	—	—	2,154
Tax benefit from exercise of stock options	—	—	—	27	—	—	—	27
Purchase of treasury stock	(2,059)	—	—	—	—	—	(47,769)	(47,769)

Balance—December 31, 2006	127,181	—	41,212	881,022	97,639	(30,873)	(39,410)	949,590
Cumulative effect from adoption of SFAS No. 159	—	—	—	—	(42,940)	—	—	(42,940)
Cumulative effect from adoption of EITF Issue No. 06-5	—	—	—	—	(319)	—	—	(319)

Balance—January 1, 2007	127,181	—	41,212	881,022	54,380	(30,873)	(39,410)	906,331
Comprehensive income:
Net income	—	—	—	—	153,228	—	—	153,228
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $5,043	—	—	—	—	—	9,150	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $6,731	—	—	—	—	—	9,079	—	—
Change in net actuarial loss, net of tax benefit of $573	—	—	—	—	—	474	—	—
Change in prior service cost, net of tax of $340	—	—	—	—	—	(812)	—	—

Other comprehensive gains	—	—	—	—	—	17,891	—	17,891

Total comprehensive income	—	—	—	—	—	—	—	171,119
Cash dividends declared	—	—	—	—	(100,325)	—	—	(100,325)
Effect of stock incentive plan, net	245	—	(30)	(687)	(3,058)	—	9,628	5,853
Stock dividend declared	—	—	—	(140,837)	—	—	—	(140,837)
Stock dividend paid	—	—	2,003	138,634	—	—	—	140,637
Fair value of stock options granted	—	—	—	1,637	—	—	—	1,637
Tax benefit from exercise of stock options	—	—	—	123	—	—	—	123
Purchase of treasury stock	(1,582)	—	—	—	—	—	(35,478)	(35,478)

Balance—December 31, 2007	125,844	$—	$43,185	$879,892	$104,225	$(12,982)	$(65,260)	$949,060

See Notes to the Selected Financial Data that follows.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2007	125,844	$—	$43,185	$879,892	$104,225	$(12,982)	$(65,260)	$949,060
Comprehensive income:
Net income	—	—	—	—	93,591	—	—	93,591
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $53,603	—	—	—	—	—	(78,678)	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $33,084	—	—	—	—	—	46,731	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $3,928	—	—	—	—	—	(5,434)	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $313	—	—	—	—	—	434	—	—
Pension benefits adjustment, net of tax benefit of $7,946	—	—	—	—	—	(11,002)	—	—

Other comprehensive losses	—	—	—	—	—	(47,949)	—	(47,949)

Total comprehensive income	—	—	—	—	—	—	—	45,642
Proceeds from issuance of preferred stock and a warrant	—	291,365	—	8,635	—	—	—	300,000
Accretion of discount on preferred stock	—	174	—	—	(174)	—	—	—
Cash dividends declared on common stock	—	—	—	—	(104,352)	—	—	(104,352)
Cash dividends accrued on preferred stock	—	—	—	—	(1,916)	—	—	(1,916)
Effect of stock incentive plan, net	477	—	(106)	(5,296)	(6,140)	—	17,991	6,449
Stock dividend declared	—	—	—	(108,124)	—	—	—	(108,124)
Stock dividend paid	—	—	2,097	105,869	—	—	—	107,966
Common stock and warrants issued in acquisition	8,703	—	3,052	165,018	—	—	(277)	167,793
Fair value of stock options granted	—	—	—	985	—	—	—	985
Tax benefit from exercise of stock options	—	—	—	106	—	—	—	106

Balance—December 31, 2008	135,024	$291,539	$48,228	$1,047,085	$85,234	$(60,931)	$(47,546)	$1,363,609

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$93,591	$153,228	$163,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,628	15,287	16,407
Amortization of compensation costs pursuant to long-term stock incentive plans	5,531	5,138	5,628
Provision for credit losses	28,282	11,875	9,270
Net accretion of discounts and amortization of premiums on securities	(248)	389	3,976
Amortization of other intangible assets	7,224	7,491	8,687
Net deferred income tax benefit	(33,956)	(20,338)	(17,873)
Losses on securities transactions, net	79,815	15,810	5,464
Proceeds from sales of loans held for sale	55,598	286,299	31,503
Gains on loans held for sale, net	(1,274)	(4,785)	(1,516)
Originations of loans held for sale	(55,882)	(34,152)	(31,164)
Net change in trading securities	688,341	583,402	(447)
Gains on sales of assets, net	(518)	(16,051)	(3,849)
Change in fair value of junior subordinated debentures and Federal Home Loan Bank advance carried at fair value	(14,049)	(2,748)	—
Net change in cash surrender value of bank owned life insurance	(10,167)	(11,545)	(8,171)
Net decrease (increase) in accrued interest receivable and other assets	82,339	(36,384)	24,714
Net (decrease) increase in accrued expenses and other liabilities	(1,155)	28,350	24,305

Net cash provided by operating activities	938,100	981,266	230,625

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	262,796	9,959	129,839
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	456,871	221,732	333,848
Purchases of investment securities available for sale	(722,640)	(1,006,987)	(196,762)
Purchases of investment securities held to maturity	(574,991)	(167,372)	(82,278)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	118,673	113,810	198,960
Net increase in loans made to customers	(854,870)	(435,166)	(211,675)
Proceeds from sales of real estate property and equipment	2,209	41,091	6,100
Purchases of real estate property and equipment	(29,877)	(58,482)	(45,090)
Purchases of bank owned life insurance, net of benefits received	—	(73,231)	1,803
Cash and cash equivalents acquired in acquisitions	35,376	—	1,217

Net cash (used in) provided by investing activities	(1,306,453)	(1,354,646)	135,962

Cash flows from financing activities:
Net increase (decrease) in deposits	426,977	(396,647)	(82,350)
Net increase (decrease) in short-term borrowings	19,735	242,539	(219,960)
Advances of long-term borrowings	391,001	1,185,000	884,735
Repayments of long-term borrowings	(318,211)	(666,036)	(645,391)
Redemption of junior subordinated debentures	(7,689)	(40,000)	—
Proceeds from issuance of preferred stock and a warrant	300,000	—	—
Cash dividends paid to common shareholders	(102,517)	(99,956)	(99,251)
Purchases of common shares to treasury	—	(35,478)	(47,769)
Tax benefit from exercise of stock options	106	123	27
Common stock issued, net of cancellations	1,993	2,151	2,476

Net cash provided by (used in) financing activities	711,395	191,696	(207,483)

Net increase (decrease) in cash and cash equivalents	343,042	(181,684)	159,104
Cash and cash equivalents at beginning of year	237,465	419,149	260,045

Cash and cash equivalents at end of year	$580,507	$237,465	$419,149

See Notes to the Selected Financial Data that follows.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$305,216	$347,964	$304,099
Federal and state income taxes	46,971	59,208	64,358
Supplemental schedule of non-cash investing activities:
Transfer of investment securities held to maturity to available for sale (1)	1,059	—	—
Transfer of investment securities available for sale to trading securities (2)	—	820,532	—
Transfer of investment securities held to maturity to trading securities (2)	—	498,949	—
Transfer of loans to loans held for sale (2)	—	254,356	—
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	67,411	—	—
Loans	812,489	—	—
Allowance for loan losses	(11,410)	—	—
Premises and equipment, net	15,266	—	—
Bank owned life insurance	16,284	—	—
Accrued interest receivable	3,834	—	—
Goodwill	115,318	—	—
Other intangible assets, net	7,476	—	—
Other assets	9,969	—	—

Total non-cash assets acquired	1,036,637	—	—

Liabilities assumed:
Deposits	714,942	—	—
Short-term borrowings	15,415	—	—
Long-term borrowings	133,574	—	—
Junior subordinated debentures issued to capital trusts	25,359	—	—
Accrued expenses and other liabilities	14,927	—	—

Total liabilities assumed	904,217	—	—

Net non-cash assets acquired	$132,420	$—	$—

Cash and cash equivalents acquired	$35,376	$—	$—
Common stock issued in acquisition	$167,796	$—	$—

(1)	Management changed its intent to hold two pooled trust preferred securities to maturity after significant deterioration in the issuers’ creditworthiness resulting in other-than-temporary impairment charges of $7.8 million for the year ended December 31, 2008.
(2)	Classification of items changed due to Valley's election of the fair value option upon adoption of SFAS No. 159 at January 1, 2007.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp, a New Jersey Corporation (“Valley”), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey and New York City. The Bank also lends to borrowers outside its branch network. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include a mortgage servicing company; a title insurance agency; asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors; an all-line insurance agency offering property and casualty, life and health insurance; subsidiaries which hold, maintain and manage investment assets for the Bank; a subsidiary which owns and services auto loans; a subsidiary which specializes in asset-based lending; a subsidiary which offers both commercial equipment leases and financing for general aviation aircraft; and a subsidiary which specializes in health care equipment and other commercial equipment leases. The Bank’s subsidiaries also include real estate investment trust (“REIT”) subsidiaries which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by the bank and related real estate investments. All subsidiaries mentioned above are directly or indirectly wholly-owned by the Bank, except the REIT subsidiaries in which the Bank is the majority shareholder. Each REIT must have 100 or more shareholders to qualify as a REIT, and therefore, have issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management employees of Valley National Bank.

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 12 below for more detail. Certain prior period amounts have been reclassified to conform to the current presentation.

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses and the review of goodwill and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

On March 31, 2008, the Bank sold its registered broker-dealer subsidiary. The divesture was not accounted for in the accompanying audited financial statements as discontinued operations due to the immaterial nature of this subsidiary’s financial position and results of operations for the periods presented in this report. See Note 2 below for additional disclosures of this transaction.

Valley issued a five percent common stock dividend on May 23, 2008. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks, and overnight federal funds sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $30.6 million and $30.4 million at December 31, 2008 and 2007, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading.

Investment securities classified as held to maturity are debt securities which Valley has the positive intent and ability to hold to maturity. These securities are carried at cost and adjusted for amortization of premiums and accretion of discounts by using the effective interest method over the term of the investment.

Management has identified those investment securities which may be sold prior to maturity. These investment securities are classified as available for sale in the accompanying consolidated statements of financial condition and are recorded at fair value. Unrealized holding gains and losses on such securities are excluded from earnings, but are included as a component of accumulated other comprehensive income (loss) which is included in shareholders’ equity, net of deferred taxes.

Realized gains or losses on the sale of investment securities available for sale are recognized by the specific identification method and shown in non-interest income as a component of gains (losses) on securities transactions, net.

Trading securities are held at the Bank as part of management’s asset/liability management strategies and may be sold and reinvested over short durations as management adjusts its strategies for current market conditions. These investment securities are classified as trading securities in the accompanying consolidated statements of financial condition and are recorded at fair value. Interest on trading account securities is recorded in interest income. Unrealized holding gains and losses on such securities are included in non-interest income in the accompanying consolidated statements of income as a component of trading gains, net. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and are included in trading gains, net.

Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets on the consolidated statements of financial condition. At December 31, 2008 and 2007, these securities totaled $150.5 million and $125.4 million, respectively.

Valley periodically evaluates whether any of its investment securities classified as held to maturity or available for sale are other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Valley evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the issuer, including factors such as industry and sector performance, changes in technology, projected operational and financial cash flows, underlying collateral values (if applicable), the investment’s ability to recover in the near term if it has no stated maturity date and management’s intent and ability to hold the security until the value recovers. Other-than-temporary impairment charges are shown in non-interest income as a component of gains (losses) on securities transactions, net. For an other-than-temporarily impaired debt security, a discount or reduction in premium resulting from an impairment charge on such security is accreted into income prospectively over the remaining life of the debt security based on the amount and timing of future estimated cash flows.

Loans Held for Sale

Loans held for sale consist of residential mortgage loans and Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market and are carried at their estimated fair market value on an instrument by instrument basis under the provisions of Statement of Financial Accounting Standards (“SFAS”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nos. 159 and 157. Changes in fair market value are recognized currently in earnings. Origination fees and costs related to loans held for sale are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

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

The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. Valley has defined the population of impaired loans to be non-accrual loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial and commercial mortgage loans, with principal amounts outstanding over a specific dollar amount. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

Valley’s lending is primarily in northern and central New Jersey and New York City with the exception of out-of-state auto lending. Valley may also lend outside its primary lending area to accommodate existing customers.

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

The allowance is maintained at a level estimated to absorb credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and off balance sheet unfunded letters of credits. The Bank’s methodology for evaluating the appropriateness of the allowance consists of several significant elements, which include specific allowances for identified impaired loans, an allocated allowance for each portfolio segment and reserves based on general economic conditions and other qualitative risk factors.

The Bank’s allocated allowance is calculated by applying loss factors to outstanding loans and unfunded letters of credit. The formula is based on the internal risk grade of loans or pools of loans. Any change in the risk grade of performing and/or non-performing loans or unfunded letter of credits affects the amount of the related allowance. Loss factors are based on the Bank’s historical loss experience and may be adjusted for significant changes in current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The allowance also contains amounts to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

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

Bank Owned Life Insurance

Valley owns bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested in U.S. Treasury securities and U.S. agency mortgage-backed securities and the majority of the underlying investment portfolio is managed by two independent investment firms. The change in the cash surrender value is included in non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

Other Real Estate Owned

Other real estate owned (“OREO”), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to an annual assessment for impairment by applying a fair value based test. Valley reviews goodwill annually, or more frequently if a triggering event indicates impairment may have occurred, to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value. If impairment is deemed to exist, an adjustment is posted to earnings in the current period for the difference between the fair value and the carrying amount. Additional fair value assessments of goodwill are required if certain indicators of potential impairment arise after the annual test date.

Other Intangible Assets

Other intangible assets consist of loan servicing rights, core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment, if indicators of impairment are present. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value and the carrying amount.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicing right) based on their relative fair values. The fair market value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized using the amortization method permitted under SFAS No. 140, as amended by the provisions of SFAS No. 156. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on its fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value.

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

Fair Value Measurements

On January 1, 2007, Valley adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. See Note 3 – Fair Value Measurement of Assets and Liabilities.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and Valley’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Income Taxes

Valley accounts for income taxes by recognizing the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Valley’s financial statements or tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Effective January 1, 2007, Valley adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 14 for further analysis of Valley’s adoption of this interpretation as of January 1, 2007.

Comprehensive Income (Loss)

Valley’s components of other comprehensive income, net of deferred tax, include unrealized gains (losses) on securities available for sale; unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of deferred tax; and the unfunded portion of its various employee, officer and director pension plans. Valley reports comprehensive income and its components in the consolidated statements of changes in shareholders’ equity.

Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is net income available to common stockholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are common stock options and warrants (to purchase Valley’s common shares) outstanding.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
	(in thousands, except for share data)
Net income	$93,591	$153,228	$163,691
Dividends on preferred stock and accretion	2,090	—	—

Net income available to common stockholders	$91,501	$153,228	$163,691

Basic weighted-average number of common shares outstanding	130,435,853	126,272,915	128,487,882
Plus: Common stock equivalents	71,796	373,944	524,196

Diluted weighted-average number of common shares outstanding	130,507,649	126,646,859	129,012,078

Earnings per common share:
Basic	$0.70	$1.21	$1.27
Diluted	$0.70	$1.21	$1.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 5.3 million, 1.3 million, and 1.2 million common shares for the years ended December 31, 2008, 2007, and 2006, respectively.

Preferred and Common Dividends

On November 14, 2008, Valley issued 300,000 shares of fixed rate cumulative perpetual preferred stock (the “senior preferred shares”), with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury. The senior preferred shares are senior to Valley common stock and pay cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of the issuance, and thereafter at a rate of nine percent per annum. Dividends are payable quarterly in arrears and all unpaid dividends are compounded (i.e., dividends are paid on the amount of unpaid dividends). Valley accrues the obligation for the preferred dividends as earned over the period the senior preferred shares are outstanding. All dividends on the senior preferred shares must be paid in full before Valley can pay dividends to its common stockholders.

Cash dividends to common stockholders are payable and accrued when declared by Valley’s Board of Directors. As described above, the dividend rights of Valley common stockholders are qualified by and subject to the terms of the senior preferred shares.

Treasury Stock

Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, Valley records all derivatives as assets or liabilities on the consolidated statement of financial condition at fair value.

As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in future fair values or cash flows caused by changes in interest rates. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not redesignated to a new hedging relationship, the change in fair value of such instrument is charged directly to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Valley’s adoption of SAB No. 109 on January 1, 2008 did not have a material impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on Valley's financial statements.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires employers of public and nonpublic entities to disclose (a) more information about how investment allocation decisions are made; (b) provide more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of FSP 132(R)-1 will be included in Valley’s financial statements beginning with the financial statements for the year ended December 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The amendment specifically eliminates the requirement to exclusively rely on market participant assumptions about future cash flows when determining the fair value of a security during impairment testing and now permits reasonable management judgment in assessing the probability of collecting all amounts due. The FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for reporting periods ending after December 15, 2008, and is applied prospectively. The FSP was utilized in Valley’s fourth quarter of 2008 impairment assessment of two pooled trust preferred securities classified as held to maturity. These securities were found to be other-than-temporarily impaired at December 31, 2008 and resulted in impairment charges totaling $7.8 million. See Note 4 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACQUISITIONS AND DISPOSITIONS (Note 2)

The following business combinations are accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” as amended. Accordingly, the results of operations of the acquired companies have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

Acquisitions

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (8.7 million shares) and warrants (described below). The transaction generated approximately $115.3 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Greater Community Bank was merged into Valley National Bank as of the acquisition date.

Valley issued approximately 918 thousand warrants to purchase Valley’s common stock at $19.01 per share which are exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

Pro forma results of operations including Greater Community for the years ended December 31, 2008, 2007, and 2006 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during 2008, 2007, and 2006, and therefore has not been presented as discontinued operations in Valley’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)

Effective January 1, 2007, Valley elected early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and SFAS No. 157. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The following table presents information about the eligible financial assets and liabilities for which Valley elected the fair value measurement option and for which a cumulative effect adjustment was recorded to retained earnings as of January 1, 2007:

	Carrying Value Prior to Election at January 1, 2007	SFAS No. 159 Transition Adjustment to Retained Earnings	Carrying Value at Fair Value After Adoption at January 1, 2007
	(in thousands)
Assets:
Investment securities:
Held to maturity (1)	$498,949	$18,157	$480,792
Available for sale, cost of $842,229 (1)(2)	820,532	21,697	820,532

Total investment securities	1,319,481	39,854	1,301,324

Loans (3)	254,356	8,684	245,672

Total assets	$1,573,837	$48,538	$1,546,996

Liabilities:
Long-term borrowings (4)	$40,000	$2,145	$42,145
Junior subordinated debentures issued to VNB Capital Trust I (5)	206,186	2,391	208,577

Total liabilities	$246,186	$4,536	$250,722

Pre-tax cummulative effect of adoption of SFAS No. 159		$53,074
Net unamortized debt issuance costs and loan fees (3)(5)		5,579
Income tax benefit		(15,713)

Cumulative effect of adoption of SFAS No. 159		$42,940

(1)	Selected held to maturity and available for sale securities transferred to the trading securities portfolio at January 1, 2007.
(2)	The $21.7 million pre-tax charge to retained earnings was reclassified from unrealized losses on securities available for sale included in accumulated other comprehensive loss, net of a $8.3 million tax benefit at December 31, 2006.
(3)	Selected mortgage loans were transferred to loans held for sale, effectively, on January 1, 2007. The $8.7 million pre-tax charge to retained earnings excludes $95 thousand in unamortized loan origination fees credited to retained earnings at January 1, 2007.
(4)	Represents two fixed rate Federal Home Loan Bank advances redeemed on March 19, 2007.
(5)	The $2.4 million pre-tax charge to retained earnings excludes $5.7 million in unamortized debt issuance costs charged to retained earnings at January 1, 2007.

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

Investment securities.     Management identified and elected to fair value 62 existing investment securities categorized as held to maturity and 95 investment securities categorized as available for sale. At January 1, 2007, the total securities selected had a net carrying value of $1.3 billion with a weighted average coupon of 5.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percent and an estimated duration of over 3.0 years. In determining which investment securities would be appropriate for the fair value option, management reviewed the unamortized premium or discount, interest rate, expected duration, origination date, maturity date, call date and issuer for every held to maturity and available for sale investment security in its investment portfolio at January 1, 2007. In management’s determination, the 157 individual financial instruments selected for fair value measurement have earnings volatility risk (the dispersion of net income under various market conditions and levels of interest rates, which may include the potential fluctuation in the yield and expected total return of each financial instrument), prepayment risk, extension risk (the risk of a financial instrument’s duration lengthening due to the deceleration of prepayments), and market value risk, which exceed the expected return of the investment. As a result of applying the criteria above, a majority of the securities selected had unrealized losses, however, this was not a criteria for selection. Management believed that the adoption of the fair value measurement option would allow for better matching of the economics of these instruments to potential asset/liability management strategies. Upon management’s fair value election, these securities were immediately transferred to trading securities.

During the first quarter of 2007, management worked closely with a third party expert in the derivatives market, at a considerable cost, to construct a hedging strategy for the trading securities portfolio. As a result of this extensive evaluation process, Valley executed a series of interest rate derivative transactions with notional amounts totaling approximately $1.0 billion in April 2007. The purpose of the derivative transactions was to offset volatility in changes in the market value of over $800 million in trading securities consisting primarily of mortgage-backed securities transferred from the available for sale portfolio at January 1, 2007. The derivative transactions did not offset the volatility in the trading securities to the extent expected due to several factors, including the inability to accurately forecast the financial market’s forward expectations of interest rate movements and the unusual expansion of credit spreads in the marketplace. To that end, Valley terminated the derivatives’ entire notional amounts and sold the corresponding trading securities through several transactions over a number of weeks during the second quarter of 2007. The termination of the derivatives and hedged securities sold resulted in a $2.0 million net loss recorded in gains on trading securities, net during the second quarter of 2007 and the year ended December 31, 2007. The hedged securities were part of approximately $1.0 billion in mortgage-backed securities sold during the second quarter of 2007. The investment proceeds were primarily reinvested in short-term U.S. treasury securities, short-term other government agencies and short-term corporate debt classified as trading securities under SFAS No. 115 during the second quarter of 2007.

As of December 31, 2008 and 2007, the trading securities portfolio totaled $34.2 million and $722.6 million (see the trading securities table at Note 4). During 2008, significant deterioration in the financial markets, including illiquid pricing of several types of investment securities historically traded in by Valley, limited management’s use of this portfolio. Additionally, many of the short-term investments classified as trading securities as of December 31, 2007 matured in 2008 and the proceeds were reallocated to loans or used for other liquidity needs. Management could continue to invest future sale proceeds in other asset classifications not carried at fair value, in whole or in part, due to the current illiquidity in the financial markets or other risk factors inherent in Valley’s business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments selected for fair value have earnings volatility risk, extension risk, and market value risk which exceed the expected long-term return on each loan. Upon management’s fair value election, these mortgage loans were immediately transferred to loans held for sale.

Upon management’s fair value election for these mortgage loans, management engaged in discussions with a third party advisor in the derivatives market (who also helped construct the hedging strategy for the trading securities portfolio) to assess the opportunity to hedge the market value risk of these mortgage loans. After a thorough analysis, in April 2007, management elected to sell the majority of these mortgage loans as it was determined the unexpected earnings volatility from the expansion of credit spreads in the mortgage loan market, partly related to sub-prime and Alt-A loan activity, would be difficult to hedge effectively through the use of derivative financial instruments or other means. Subsequent to March 31, 2007, Valley elected the fair value measurement option for all newly originated mortgage loans held for sale as part of its current asset/liability management strategies. Management elects to carry its new residential mortgage originations, on an instrument by instrument basis, at cost (in the loan portfolio) or at fair value (in loans held for sale) based upon, among other factors, the current interest rate environment, matching of interest earning assets and interest bearing liabilities, as well as managing the liquidity needs of Valley’s balance sheet. Management’s decision to adopt fair value and sell the loans elected to be fair valued on January 1, 2007 increased net income by less than $3 million as compared to the results had SFAS No. 159 not been elected for the loans sold.

Management continues to fair value and sell most of its 15-year fixed rate conforming loans as part of its plan to manage interest rate risk. Valley’s originations of this type of residential mortgage product continued to be limited throughout 2008 due to the downturn in housing prices and economic conditions. At December 31, 2008 and 2007, loans held for sale totaled $4.5 million and $3.0 million, respectively.

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

In March 2007, Valley prepaid the two Federal Home Loan Bank advances and recognized prepayment gains totaling $276 thousand as a reduction to interest on long-term borrowings for the three months ended March 31, 2007. Valley immediately replaced the advances sold with the issuance of one $40.0 million Federal Home Loan Bank advance, elected to be held at fair value, with a fixed rate of 5.09 percent and an estimated duration of 5.0 years. At December 31, 2007, the Federal Home Loan Bank advance had a fair value of approximately $41.4 million. During the second quarter of 2008, Valley prepaid this Federal Home Loan Bank advance and realized a $1.2 million loss for the change in its fair value through its redemption during the year ended December 31, 2008. During the remainder of 2008, Valley had no asset/liability strategies in place to utilize the fair value option for new Federal Home Loan Bank advances.

Junior subordinated debentures issued to capital trust.     Management designated for fair value Valley’s junior subordinated debentures issued to VNB Capital Trust I with a total principal balance of $206.2 million at January 1, 2007 with an annual interest rate of 7.75 percent and an estimated remaining duration in excess of 10 years. In determining if the fair value measurement option was appropriate for the debentures, management reviewed the unamortized premium, interest rate, expected duration, origination date, maturity date and call date. Management then compared the expected cost of the debentures versus the earnings volatility risk of this borrowing and, in part, the opportunity to economically hedge, for a period of time, the $254.4 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loans selected to be carried at fair value. In management’s determination, the debentures selected for the fair value measurement option have significant earnings volatility, price and market value risks.

In June and October 2007, Valley redeemed a total of $41.2 million of the original $206.2 million contractual principal balance of the junior subordinated debentures issued to capital trust. Additionally, Valley purchased, in open market transactions, approximately 307 thousand trust preferred securities issued by VNB Capital Trust I for $7.3 million at an average cost of $23.64 per share during the third quarter of 2008. These 307 thousand preferred securities and approximately 10 thousand of the trust’s common securities held by Valley were surrendered to and cancelled by the trust in exchange for the redemption of 317 thousand junior subordinated debentures with a total contractual principal balance of $7.9 million. Management’s decision to partially redeem the outstanding debentures during 2007 and 2008 was done, in part, to maintain Valley’s overall cost of capital at acceptable levels, while partially offsetting some of the changes in earnings volatility risk associated with financial assets held at fair value. See Note 12 for additional information on the junior subordinated debentures issued to capital trust.

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

Basis of Fair Value Measurement

Level 1	Unadjusted exchange quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
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

The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,435,442	$13,483	$1,421,959	$—
Trading securities	34,236	—	34,236	—
Loans held for sale (1)	4,542	—	4,542	—
Other assets (2)	3,334		3,334

Total assets	$1,477,554	$13,483	$1,464,071	$—

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$140,065	$—	$140,065	$—
Other liabilities (2)	2,008		2,008

Total liabilities	$142,073	$—	$142,073	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.47 million at December 31, 2008.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2008.

The following valuation techniques were used to measure fair value of financial instruments in the table above on a recurring basis during the years ended December 31, 2008 and 2007. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities.    Certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). All other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the lowest level of significant input is market observable data.

Loans held for sale.    These residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were estimated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale on an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Dependent upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains recognized for changes in fair value of mortgage loans held for sale during the years ended December 31, 2008 and 2007 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts.    The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 2 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical terms (see details at Note 12) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the years ended December 31, 2008 and 2007.

Derivatives.    Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using prices obtained from a third party advisor. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2008 and 2007.

Valley’s significant accounting policies presented in Note 1 require certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets and other long-lived assets, to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income.

Goodwill. In accordance with the provisions of SFAS No. 142, goodwill allocated to our Wealth Management reporting unit with a carrying amount of $20.5 million was written down to its implied fair value of $18.2 million, resulting in an impairment charge of $2.3 million, which was included in earnings for the year ended December 31, 2007. The impairment was taken during the fourth quarter of 2007 due to Valley’s decision to sell its unprofitable broker-dealer subsidiary, Glen Rauch Securities, Inc. The sale transaction closed on March 31, 2008. Note 9 to this report should be read in conjunction with the following description of valuation techniques used to measure the fair value of goodwill.

Management periodically measures the fair value of goodwill allocated to each of Valley’s business segments, or reporting units (one level below the operating segment level) based on Level 3 inputs (significant unobservable inputs). In determining the appropriate fair value methods to be utilized, Valley attempts to make use of broad market-based valuation techniques consistently employed by market participants. Valley generally employs two valuation techniques: (1) present value or income approach and (2) multiples of earnings or market approach, as permitted under SFAS No. 142, as amended by SFAS No. 157. In performing its analyses, management makes numerous assumptions with respect to industry performance, business, economic and market conditions and various other matters, many of which cannot be predicted and are beyond the control of Valley. Accordingly, the analysis and estimates are inherently subject to substantial uncertainty.

The present value or income approach fair value methodologies are time value adjustment techniques used to ascertain the worth in today’s dollars of all future cash flows expected to be received. Valley utilized the dividend discount model and discounted cash flow approaches to determine the fair value of goodwill allocated to each reporting unit. These inputs to fair valuation are categorized as Level 3 inputs. The majority of inputs reflect management’s assumptions about the estimates market participants would use in pricing the business segment or reporting unit. The multiple of earnings or similar performance measure approaches utilize relevant multiples of comparable entities within the industry and applies the average performance of each multiple to the actual results of the reporting entity. These inputs to valuation are categorized as Level 2 inputs. The Level 2 variables are inputs other than observable quoted prices.

Management uses an equal weighting of each fair value method described above in determining the estimated fair value of each business segment or reporting unit. Management believes it is prudent to incorporate multiple techniques to ascertain a fair value as certain methods have inherent limitations in specific interest rate and economic environments. With the exception of the $2.3 million goodwill impairment charge to the Wealth Management reporting unit in 2007, there were no other material impairment charges incurred for these nonrecurring items during the years ended December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2008, 2007 and 2006:

Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Gains (Losses) on Change in Fair Value Years ended December 31,
		2008	2007	2006
Assets:	Non-Interest Income:	(in thousands)
Held to maturity securities	Losses on securities transactions, net (1)	$(7,846)	$—	$—
Available for sale securities	Losses on securities transactions, net (2)	(76,989)	(17,949)	(4,722)
Trading securities	Trading gains, net (3)	(10,883)	4,651	1,208
Loans held for sale	Gains on sales of loans, net (4)	1,274	4,378	—

Liabilities:	Non-Interest Expense:
Long-term borrowings (5)	Trading gains, net (6)	(1,194)	(1,359)	—
Junior subordinated debentures issued to capital trusts	Trading gains, net	15,243	4,107	—

		$(80,395)	$(6,172)	$(3,514)

(1)	These losses represent other-than-temporary impairment charges on held to maturity securities which were recognized within the losses on securities transactions, net category on the consolidated statements of income.
(2)	These losses represent other-than-temporary impairment charges on available for sale securities which were recognized within the losses on securities transactions, net category on the consolidated statements of income.
(3)	For the year ended December 31, 2007, the gains on change in fair value of trading securities include $4.3 million in gains on the change in fair value of interest rate derivative transactions entered into and terminated during the second quarter of 2007.
(4)	For the year ended December 31, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of SFAS No. 159). At December 31, 2008 and 2007, all loans held for sale were carried at fair value.
(5)	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value under SFAS No. 159 which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at December 31, 2008.
(6)	For the year ended December 31, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the year ended December 31, 2007.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. Below is management’s estimate of the fair value of financial instruments which were carried on the consolidated financial statements at cost.

The fair value estimates below made at December 31, 2008 and 2007 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

Cash and due from banks, interest bearing deposits with banks and fed funds sold: The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity: Fair values are based on prices obtained through an independent pricing service or dealer market participants which Valley has historically transacted both purchases and sales of investment securities. The price for these instruments are obtained through an independent pricing service or dealer market participants with which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Deposits: Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings: The fair value is estimated by obtaining quoted market prices of the identical or similar financial instruments when available. The fair value of other long-term borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Junior subordinated debentures issued to GCB Capital Trust III: The fair value is estimated utilizing the income approach, where as the present value of expected cash flows, over the remaining life of the estimated life of the security, are discounted using Valley’s credit spread over a similar maturity U.S. Treasury security. Valley’s credit spread was calculated based on the Valley’s trust preferred securities issued by VNB Capital Trust I which are publicly traded in an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$237,497	$237,497	$218,896	$218,896
Interest bearing deposits with banks	343,010	343,010	9,569	9,569
Federal funds sold	—	—	9,000	9,000
Investment securities held to maturity	1,154,737	1,069,245	556,113	548,353
Investment securities available for sale	1,435,442	1,435,442	1,606,410	1,606,410
Trading securities	34,236	34,236	722,577	722,577
Loans held for sale, at fair value	4,542	4,542	2,984	2,984
Net loans	10,050,446	10,169,298	8,423,557	8,516,959
Accrued interest receivable	57,717	57,717	56,578	56,578
Federal Reserve Bank and Federal Home Loan Bank stock	150,476	150,476	125,435	125,435
Other assets*	3,334	3,334	—	—

Financial liabilities:
Deposits without stated maturities	5,611,664	5,611,664	5,312,029	5,312,029
Deposits with stated maturities	3,621,259	3,681,279	2,778,975	2,796,704
Short-term borrowings	640,304	635,767	605,154	599,041
Long-term borrowings (carrying amount includes fair value of $41,359 for a Federal Home Loan Bank advance at December 31, 2007)	3,008,753	3,455,381	2,801,195	2,864,997
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $140,065 at December 31, 2008 and $163,233 at December 31, 2007 for VNB Capital Trust I)	165,390	162,936	163,233	163,233
Accrued interest payable	32,802	32,802	29,701	29,701
Other liabilities*	2,008	2,008	424	424

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INVESTMENT SECURITIES (Note 4)

As of December 31, 2008, Valley had approximately $1.2 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private mortgage-backed securities, trust preferred securities principally issued by banks (included three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Approximately $13.3 million and $130.6 million of the mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities at December 31, 2008, while the remainder of the mortgage-backed securities are issued by U.S. government sponsored agencies. The private mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $686 thousand and $34.5 million, respectively, at December 31, 2008.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2008 and 2007 were as follows:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. government agency securities	$24,958	$65	$—	$25,023	$—	$—	$—	$—
Obligations of states and political subdivisions	201,858	2,428	(701)	203,585	230,201	2,159	(150)	232,210
Mortgage-backed securities	593,275	7,076	(785)	599,566	52,073	14	(823)	51,264
Corporate and other debt securities	334,646	2,776	(96,351)	241,071	273,839	2,124	(11,084)	264,879

Total investment securities held to maturity	$1,154,737	$12,345	$(97,837)	$1,069,245	$556,113	$4,297	$(12,057)	$548,353

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2008 and 2007 were as follows:

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$27,346	$(661)	$3,853	$(40)	$31,199	$(701)
Mortgage-backed securities	36,985	(785)	—	—	36,985	(785)
Corporate and other debt securities	119,205	(28,788)	91,642	(67,563)	210,847	(96,351)

Total	$183,536	$(30,234)	$95,495	$(67,603)	$279,031	$(97,837)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$2,818	$(10)	$20,242	$(140)	$23,060	$(150)
Mortgage-backed securities	10,991	(3)	28,550	(820)	39,541	(823)
Corporate and other debt securities	102,676	(6,692)	40,072	(4,392)	142,748	(11,084)

Total	$116,485	$(6,705)	$88,864	$(5,352)	$205,349	$(12,057)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads). The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2008 was 87 compared to 67 at December 31, 2007. The unrealized losses reported on obligations of states and political subdivisions all relate to securities with investment grade ratings and are believed by management to have been caused not by credit risk, but changes in interest rates. Unrealized losses reported for mortgage-backed securities relate primarily to one AAA rated private label security with a book value of $9.5 million and an unrealized loss of $608 thousand at December 31, 2008.

Unrealized losses reported in corporate and other debt securities relate to 36 single issuer bank trust preferred securities and 6 investment grade corporate bonds issued by banks with no defaults. Of the 36 trust preferred securities, 26 are investment grade and 10 are not rated as of December 31, 2008. These securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s fourth quarter review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution at December 31, 2008 and have maintained performance levels adequate to support the contractual cash flows of the securities.

Management does not believe that any individual unrealized loss as of December 31, 2008 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Management does not believe it is probable that Valley will not receive all principal and interest payments in accordance with the contractual terms of these securities. Valley has the intent and ability to hold the securities contained in the table above until maturity.

At December 31, 2008, Valley recorded $7.8 million of other-than-temporary impairment charges on two of the three pooled trust preferred securities owned by Valley, principally collateralized by securities issued by banks, included in corporate and other debt securities within the held to maturity portfolio. The other-than-temporary impairment was recorded for the securities, as each of Valley’s tranches in the two securities had projected cash flows below their future contractual principal and interest payments. After the write down, the two pooled trust preferred securities had a total adjusted carrying value of $1.1 million. After the impairment analysis, management no longer had a positive intent to hold these two securities to their maturity due to the significant deterioration in credit rating of both issuers. As a result, and in accordance with SFAS No. 115, management transferred the securities from held to maturity to the available for sale portfolio at December 31, 2008.

As of December 31, 2008, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, Federal Home Loan Bank (“FHLB”) advances and for other purposes required by law, was $268 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of investments in debt securities held to maturity at December 31, 2008, are set forth in the table below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2008
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$36,617	$36,670
Due after one year through five years	58,772	59,889
Due after five years through ten years	101,848	102,381
Due after ten years	364,225	270,739
Mortgage-backed securities	593,275	599,566

Total investment securities held to maturity	$1,154,737	$1,069,245

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for mortgage-backed securities held to maturity was 16.6 years at December 31, 2008 and 6.7 years at December 31, 2007.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2008 and 2007 were as follows:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)				(in thousands)
U.S. Treasury securities	$—	$—	$—	$—	$4,989	$144	$—	$5,133
U.S. government agency securities	101,787	785	(8)	102,564	325,323	968	(205)	326,086
Obligations of state and political subdivisions	47,371	930	(110)	48,191	42,840	992	(4)	43,828
Mortgage-backed securities	1,229,248	21,692	(35,554)	1,215,386	1,049,012	7,711	(7,127)	1,049,596
Corporate and other debt securities	61,540	25	(27,061)	34,504	88,266	1,009	(3,987)	85,288
Equity securities	49,383	31	(14,617)	34,797	97,401	554	(1,476)	96,479

Total investment securities available for sale	$1,489,329	$23,463	$(77,350)	$1,435,442	$1,607,831	$11,378	$(12,799)	$1,606,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities available for sale at December 31, 2008 and 2007 were as follows:

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$1,004	$(8)	$—	$—	$1,004	$(8)
Obligations of states and political subdivisions	3,515	(109)	856	(1)	4,371	(110)
Mortgage-backed securities	191,002	(24,902)	55,948	(10,652)	246,950	(35,554)
Corporate and other debt securities	19,990	(8,449)	12,448	(18,612)	32,438	(27,061)
Equity securities	19,815	(11,092)	8,802	(3,525)	28,617	(14,617)

Total	$235,326	$(44,560)	$78,054	$(32,790)	$313,380	$(77,350)

	December 31, 2007
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$—	$—	$58,785	$(205)	$58,785	$(205)
Obligations of states and political subdivisions	—	—	856	(4)	856	(4)
Mortgage-backed securities	146,811	(1,760)	181,872	(5,367)	328,683	(7,127)
Corporate and other debt securities	49,204	(3,137)	9,075	(850)	58,279	(3,987)
Equity securities	12,090	(1,351)	5,290	(125)	17,380	(1,476)

Total	$208,105	$(6,248)	$255,878	$(6,551)	$463,983	$(12,799)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2008 was 190 compared to 168 at December 31, 2007. The unrealized losses for mortgage-backed securities relate primarily to securities issued by Fannie Mae, Freddie Mac and private institutions which all had AAA ratings at December 31, 2008. The unrealized losses for corporate and other debt securities relate mainly to 18 single issuer bank trust preferred securities, 1 pooled trust preferred security, and 1 bank issued corporate bond which all had investment grade ratings at December 31, 2008. These securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, as previously noted above, management analyzes the performance of the bank issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s fourth quarter review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution at December 31, 2008 and have maintained performance levels adequate to support the contractual cash flows of the securities. See discussion of subsequent downgrades to securities ratings below.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to perpetual preferred securities. As allowed under the guidance issued by the Office of the Chief Accountant of the SEC in October 2008, these hybrid investments are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2008. Based on this analysis, management believes the decline in prices are attributable to a lack of liquidity in the marketplace and are not reflective of the underlying value of these instruments. All of the perpetual preferred securities are currently performing and paying quarterly dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not believe that any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Management does not believe it is probable that Valley will not receive all principal and interest payments in accordance with the contractual terms of these securities. Valley has the intent and ability to hold these investment securities until market price recovery or, if necessary, until maturity.

For the year ended December 31, 2008, Valley recognized other-than-temporary impairment charges of $77.0 million on investment securities classified as available for sale. The impairment charges primarily relate to Fannie Mae and Freddie Mac perpetual preferred stocks classified as available for sale with a combined adjusted book value of $1.3 million after write downs totaling $69.8 million recorded primarily in the third and fourth quarters of 2008. During the third and fourth quarters of 2008, the market values of these securities significantly declined after the U.S. Government placed Fannie Mae and Freddie Mac into conservatorship and suspended their preferred stock dividends. Valley recognized a $17.9 million impairment charge on the same Freddie Mac and Fannie Mae perpetual preferred securities during the fourth quarter of 2007. The valuation of these securities could increase over the course of future market cycles if these institutions become viable institutions and are able to pay dividends on these securities.

During the fourth quarter of 2008, Valley recorded $6.4 million of other-than-temporary impairment on one private label mortgage-backed security classified as available for sale that was downgraded to a non-investment grade rating of CCC by S&P during the quarter. The other-than-temporary impairment was recorded for this security, as Valley’s tranche in the issuance had projected cash flows below the future contractual principal and interest payments. The security had an adjusted carrying value of $9.4 million at December 31, 2008. Valley also recorded a total of $733 thousand in other-than-temporary impairment charges on three bank common equity securities and one bank preferred security during the year ended December 31, 2008.

Corporate and other debt securities within the available for sale portfolio include one pooled trust preferred security, which is collateralized by trust preferred securities principally issued by banks, with an amortized cost of $17.8 million and a fair value of $7.2 million at December 31, 2008. At December 31, 2008, this pooled security had an investment grade rating of AAA and a $10.6 million unrealized loss. In late January 2009, S&P downgraded the security’s rating to BBB-. The security is performing in accordance with its contractual terms and management has the ability and intent to hold the security until market price recovery, which could be maturity. The overall issuance of $192 million includes one bank which is currently deferring interest payments and one default, the two issuers represent a combined 4.5 percent of the overall security. As part of its impairment analysis, management reviewed the underlying banks’ current financial performance, as well as their participation in the Treasury’s TARP program to assist management in applying the appropriate constant default rate to its cash flow projections for the security. At December 31, 2008, no other-than-temporary impairment was recorded for the security, as Valley’s super senior tranche of this security had projected cash flows no less than their future contractual principal and interest payments. The downgrade to the security’s rating in January 2009 did not change management’s assessment that the security is temporarily impaired.

In late January 2009, three AAA rated private label mortgage-backed securities classified as available for sale were downgraded by Moody’s to non-investment grade securities. These securities had a combined fair value of $38.6 million and an unrealized loss of $11.0 million at December 31, 2008. As a result, management updated its fourth quarter review of the tranches of these security issuances. To determine the range and likelihood of potential principal and interest losses on these tranches, management prepared cash flow projections encompassing multiple market assumptions, including constant default rates well above the securities actual loss experience. Based upon these cash flow projections, management projected that all future contractual principal and interest payments will be received and no other-than-temporary impairment existed as of December 31, 2008.

As of December 31, 2008, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $1.1 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of investments in debt securities available for sale at December 31, 2008, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2008
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$3,037	$3,066
Due after one year through five years	37,928	38,509
Due after five years through ten years	3,882	3,816
Due after ten years	165,851	139,868
Mortgage-backed securities	1,229,248	1,215,386
Equity securities	49,383	34,797

Total investment securities available for sale	$1,489,329	$1,435,442

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for mortgage-backed securities available for sale at December 31, 2008 and 2007 was 9.1 years and 9.0 years, respectively.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Sales transactions:
Gross gains	$10,326	$2,171	$1,604
Gross losses	(5,599)	(123)	—

	$4,727	$2,048	$1,604

Maturities and impairments:
Gross gains	$317	$91	$260
Gross losses	(24)	—	(2,606)
Other-than-temporary impairment losses	(84,835)	(17,949)	(4,722)

	$(84,542)	$(17,858)	$(7,068)

Losses on securities transactions, net	$(79,815)	$(15,810)	$(5,464)

During September of 2008, prior to the recognition of the 2008 impairment charges on Fannie Mae and Freddie Mac perpetual preferred securities (discussed above), Valley sold 50 percent of its position in one of the Fannie Mae perpetual preferred stocks classified as available for sale and realized a gross loss of $5.4 million included in the table above. This security had a total book value of $9.2 million prior to the date of sale.

In 2006, Valley recognized a $4.0 million impairment loss primarily due to its decision to sell approximately $132 million of investment securities classified as available for sale in the fourth quarter of 2006. Management determined that the sale of such securities did not change its intent and ability to hold the remaining investment securities classified as available for sale until recovery of their unamortized cost. Additionally, impairment losses totaling $739 thousand in 2006 related to equity securities in which management believed their market prices would not recover in the foreseeable future due to market conditions and other factors. See discussions above included in this note regarding the other-than-temporary impairment charges on securities during 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, net losses on securities transactions includes gross gains and losses totaling $155 thousand and $2.3 million, respectively, due to the redemption of certain trust preferred securities in the held to maturity portfolio prior to their scheduled maturity date. These gross gains and losses on held to maturity securities are included in the gross gains (losses) realized on maturities and other securities transactions table above. There were no such gains and losses on trust preferred securities classified as held to maturity securities during the years ended December 31, 2008 and 2007.

Trading Securities

The fair value of trading securities at December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
U.S. government agency securities	$—	$224,945
Obligations of states and political subdivisions	—	2,803
Mortgage-backed securities	—	28,959
Corporate and other debt securities	34,236	465,870

Total trading securities	$34,236	$722,577

Interest income on trading securities totaled $8.3 million, $52.8 million, and $163.0 thousand for years ended December 31, 2008, 2007 and 2006, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2008 and 2007 was as follows:

	2008	2007
	(in thousands)
Commercial	$1,965,372	$1,563,150

Total commercial loans	1,965,372	1,563,150

Construction	510,519	402,806
Residential mortgage	2,269,935	2,063,242
Commercial mortgage	3,324,082	2,370,345

Total mortgage loans	6,104,536	4,836,393

Home equity	607,700	554,830
Credit card	9,916	10,077
Automobile	1,364,343	1,447,838
Other consumer	91,823	83,933

Total consumer loans	2,073,782	2,096,678

.	$10,143,690	$8,496,221

Total loans are net of unearned discount and deferred loan fees totaling $4.8 million and $3.5 million at December 31, 2008 and 2007, respectively.

Most of Valley’s lending activity occurs within the State of New Jersey and the New York City metropolitan area. The majority of Valley’s loan portfolio consists of commercial, commercial mortgage, and residential mortgage loans. A significant broad-based deterioration in economic conditions within these markets, including a decline in real estate values, higher unemployment, and an increase in commercial property vacancies, could have a material adverse impact on the quality of Valley’s loan portfolio.

Related Party Loans

The Bank’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank, may not extend or arrange for any personal loans to its directors and executive officers.

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2008, adjusted for changes in directors, executive officers and their affiliates:

2008
(in thousands)
Outstanding at beginning of year	$64,736
New loans and advances	41,757
Repayments	(22,468)

Outstanding at end of year.	$84,025

All loans to related parties are performing as of December 31, 2008.

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Loans past due in excess of 90 days and still accruing	$15,557	$8,462

Non-accrual loans	$33,073	$30,623
Other real estate owned	8,278	609
Other repossessed assets	4,317	1,466

Total non-performing assets	$45,668	$32,698

Troubled debt restructured loans	$7,628	$8,363

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.7 million, $2.8 million and $2.1 million for the years ended December 31, 2008, 2007, and 2006, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $9 thousand, $45 thousand and $498 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.

The impaired loan portfolio is primarily collateral dependent. Impaired loans and their related specific allocations to the allowance for loan losses totaled $22.4 million and $2.1 million, respectively, at December 31, 2008 and $28.9 million and $2.6 million, respectively, at December 31, 2007. The average balance of impaired loans during 2008, 2007 and 2006 was approximately $25.3 million, $23.8 million and $20.7 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $984 thousand for 2008, $1.3 million for 2007, and $1.2 million for 2006. Interest was not collected on these impaired loans during these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ALLOWANCE FOR CREDIT LOSSES (Note 6)

Transactions recorded in the allowance for credit losses during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$74,935	$74,718	$75,188
Provision for credit losses	28,282	11,875	9,270
Additions from acquisition	11,410	—	—

Less net loan charge-offs:
Loans charged-off	(22,663)	(15,135)	(12,088)
Recoveries on loan charge-offs	2,774	3,477	2,348

Net loan charge-offs	(19,889)	(11,658)	(9,740)

Balance at end of year	$94,738	$74,935	$74,718

Components of allowance for credit losses:
Allowance for loan losses	93,244	72,664	74,718
Reserve for unfunded letters of credit*	1,494	2,271	—

Allowance for credit losses	$94,738	$74,935	$74,718

Components of provision for credit losses:
Provision for loan losses	29,059	12,751	9,270
Provision for unfunded letters of credit*	(777)	(876)	—

Provision for credit losses	$28,282	$11,875	$9,270

*	On January 1, 2007, Valley transferred the portion of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2008 and 2007, premises and equipment, net consisted of:

	2008	2007
	(in thousands)
Land	$58,398	$51,481
Buildings	176,630	157,058
Leasehold improvements	48,885	41,514
Furniture and equipment	151,706	143,309

	435,619	393,362
Accumulated depreciation and amortization	(179,276)	(165,809)

Total premises and equipment, net	$256,343	$227,553

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $14.7 million, $15.3 million and $16.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of the Bank, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.2 billion, $1.3 billion and $1.2 billion at December 31, 2008, 2007 and 2006, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

The Bank is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by the Bank. The Bank serviced a total of $47.4 million, $52.6 million and $75.0 million of SBA loans at December 31, 2008, 2007 and 2006, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are being amortized in proportion to actual principal mortgage payments received to accurately reflect actual portfolio conditions. See Note 1 of the consolidated financial statements for additional information.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Loan servicing rights
Balance at beginning of year	$12,191	$13,810	$17,809
Purchase and origination of loan servicing rights	990	2,345	709
Amortization expense	(3,357)	(3,964)	(4,708)

Balance at end of year	$9,824	$12,191	$13,810

Valuation allowance:
Balance at beginning of year	$—	$—	$—
Impairment adjustment	(532)	—	—

Balance at end of year	$(532)	$—	$—

Balance at end of year net of valuation allowance	$9,292	$12,191	$13,810

Based on current market conditions, amortization expense related to the loan servicing rights at December 31, 2008 is expected to aggregate approximately $7.9 million through 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	($ in thousands)
Balance at December 31, 2006	$19,854	$54,537	$57,020	$50,086	$181,497
Goodwill from business combinations	648	—	—	—	648
Goodwill impairment	(2,310)	—	—	—	(2,310)

Balance at December 31, 2007	18,192	54,537	57,020	50,086	179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	39,103	50,736	25,479	115,411

Balance at December 31, 2008	$18,185	$93,640	$107,756	$75,565	$295,146

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This report unit is included in the Consumer Lending segment for financial reporting purposes.

During the third quarter of 2008, we recorded $115.3 million in goodwill in connection with the acquisition of Greater Community and $93 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. See Note 2 and 3 for further details on this transaction.

No impairment losses on goodwill or intangibles included in the other category of other intangible assets were incurred in the years ended December 31, 2008 and 2006.

The following table summarizes other intangible assets as of December 31, 2008 and 2007:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2008
Loan servicing rights	$66,624	$(56,800)	$(532)	$9,292
Core deposits	38,177	(23,028)	—	15,149
Other	5,792	(4,279)	—	1,513

Total other intangible assets	$110,593	$(84,107)	$(532)	$25,954

December 31, 2007
Loan servicing rights	$68,827	$(56,636)	$—	$12,191
Core deposits	30,701	(19,977)	—	10,724
Other	6,395	(4,598)	—	1,797

Total other intangible assets	$105,923	$(81,211)	$—	$24,712

Loan servicing rights are amortized in proportion to actual principal mortgage payments received to reflect actual portfolio conditions (See Notes 1 and 8 above). Core deposits are amortized using an accelerated method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and have a weighted average amortization period of 10 years. The “Other” category consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 14 years. We recognized amortization expense on other intangible assets of $7.2 million, $7.5 million, and $8.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2009	$2,633	$3,425	$267
2010	1,986	2,985	266
2011	1,503	2,544	234
2012	1,026	2,104	217
2013	780	1,663	114

DEPOSITS (Note 10)

Included in time deposits at December 31, 2008 and 2007 are certificates of deposit over $100 thousand of $1.7 billion and $1.1 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $37.8 million, $57.8 million and $54.8 million in 2008, 2007 and 2006, respectively.

The scheduled maturities of time deposits as of December 31, 2008 are as follows:

(in thousands)
2009	$3,072,986
2010	130,286
2011	163,927
2012	106,958
2013	66,063
Thereafter	81,039

Total time deposits	$3,621,259

Deposits from certain directors, executive officers and their affiliates totaled $57.4 million and $71.3 million at December 31, 2008 and 2007, respectively.

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(in thousands)
Securities sold under agreements to repurchase	$335,510	$394,512
FHLB advances	300,000	100,000
Federal funds purchased	—	80,000
Treasury tax and loan	4,794	30,642

Total short-term borrowings	$640,304	$605,154

The weighted average interest rate for short-term borrowings at December 31, 2008 and 2007 was 1.99 percent and 3.36 percent, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, long-term borrowings consisted of the following:

	2008	2007
	(in thousands)
FHLB advances	$2,214,784	$2,039,444
Securities sold under agreements to repurchase	689,000	655,000
Subordinated debt	100,000	100,000
Other	4,969	6,751

Total long-term borrowings	$3,008,753	$2,801,195

The FHLB advances included in long-term debt had a weighted average interest rate of 4.21 percent at December 31, 2008 and 4.31 percent at December 31, 2007. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $92.8 million, $69.9 million, and $64.4 million was recorded on FHLB advances during the years ended December 31, 2008, 2007 and 2006, respectively.

The FHLB advances are scheduled for repayment as follows (in thousands):

2009	$25,426
2010	62,693
2011	122,475
2012	28,320
2013	1,102
Thereafter	1,974,768

Total long-term FHLB advances.	$2,214,784

The majority of the long-term FHLB advances are callable by the issuer for redemption prior to their scheduled maturity date. Advances with scheduled maturities beyond 2013 reported in the table above include $910 million in advances which are callable during 2009 and have interest rates ranging from 2.70 percent to 4.92 percent.

The securities sold under repurchase agreements to FHLB and other counterparties included in long-term debt totaled $689.0 million and $655.0 million at December 31, 2008 and 2007, respectively. The weighted average interest rate for this debt was 4.21 percent and 4.26 percent at December 31, 2008 and 2007, respectively. Interest expense of $28.0 million, $26.6 million, and $26.3 million was recorded during the years ended December 31, 2008, 2007 and 2006, respectively. The schedule for repayment is as follows (in thousands):

2009	$34,000
2010	—
2011	85,000
2012	—
2013	—
Thereafter	570,000

Total long-term securities sold under agreements to repurchase	$689,000

On July 13, 2005, the Bank issued $100 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year.

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.4 billion at both December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 12)

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

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value under SFAS No. 159. For the years ended December 31, 2008 and 2007, net trading gains included gains of $15.2 million and $4.1 million, respectively, for the changes in fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2008:

	December 31, 2008
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$140,065	$25,325
Contractual principal balance	$157,024	$24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date:	December 15, 2031	July 30, 2037
Initial call date:	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date:	November 2001	July 2007
Distribution dates (3):	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $582 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effect of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

The junior subordinated debentures issued to VNB Capital Trust I had a total carrying value of $163.2 million and a total contractual principal balance of $164.9 million at December 31, 2007. The trust preferred securities issued by VNB Capital Trust I had a total face value of $160.0 million at December 31, 2007.

The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by Valley of the trusts’ obligations under the trust preferred securities issued. Under the junior subordinated debenture agreements, Valley has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. Currently, Valley has no intention to exercise its right to defer interest payments on the debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On both June 25, 2007 and October 29, 2007, Valley redeemed $20.6 million (a total of $41.2 million), of the original $206.2 million contractual principal balance of the junior subordinated debentures and 800,000 of the trust preferred securities and 24,742 of the common securities issued by VNB Capital Trust I.

Valley’s potential future purchases of the trust preferred securities issued by the trusts or redemption of its junior subordinated debentures is not permitted for up to approximately three years, without prior consent, under the terms of the U.S. Department of Treasury’s TARP Capital Purchase Program. Valley elected to participate in and issue 300,000 nonvoting senior preferred shares under such program on November 14, 2008. See Note 16 below for further details.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at December 31, 2008 and 2007. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2008 and 2007, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

BENEFIT PLANS (Note 13)

Pension Plan

Valley National Bank has a non-contributory defined benefit plan (“qualified plan”) covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is the Bank’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, the Bank has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

On December 31, 2006, Valley adopted the provisions of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106, and 132R.” This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the qualified and non-qualified plans at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$80,855	$74,476
Service cost	4,590	4,393
Interest cost	4,794	4,383
Plan amendments	301	—
Actuarial loss	2,594	56
Benefits paid	(2,705)	(2,453)

Projected benefit obligation at end of year	$90,429	$80,855

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$69,676	$63,211
Actual return on plan assets	(11,403)	3,813
Employer contributions	5,105	5,105
Benefits paid	(2,705)	(2,453)

Fair value of plan assets at end of year*	$60,673	$69,676

Funded Status	$(29,756)	$(11,179)

Liability recognized	$(29,756)	$(11,179)

Accumulated benefit obligation at end of year	$79,731	$70,751

* The fair values of the investment securities held as plan assets are based on quoted prices in active markets for identical assets (Level 1 under the fair value hierarchy of SFAS No. 157).

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of net periodic pension expense of Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $908 thousand of the net actuarial loss and $597 thousand of prior service cost reported in the following table as of December 31, 2008 as a component of net periodic pension expense during 2009.

	2008	2007
	(in thousands)
Net actuarial loss	$32,608	$13,083
Prior service cost	3,399	3,695
Deferred tax benefit	(15,107)	(7,039)

Total	$20,900	$9,739

The Bank’s non-qualified plan has an accumulated benefit obligation in excess of plan assets as follows:

	2008	2007
	(in thousands)
Projected benefit obligation	$9,739	$8,949
Accumulated benefit obligation	9,396	8,579
Fair value of plan assets	—	—

In determining rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s. The weighted average discount rate and rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2008 and 2007 were:

	2008	2007
Discount rate	5.75%	6.00%
Future compensation increase rate	3.50	3.75

Components of net periodic pension expense for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Service cost	$4,590	$4,393	$4,281
Interest cost	4,794	4,383	3,943
Expected return on plan assets	(5,900)	(5,370)	(4,837)
Amortization of prior service cost	597	546	445
Amortization of actuarial loss	371	268	369

Total net periodic pension expense	$4,452	$4,220	$4,201

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2008	2007
	(in thousands)
Net actuarial loss	$19,897	$1,613
Prior service cost (credit)	301	—
Amortization of prior service cost	(597)	(546)
Amortization of actuarial loss	(371)	(268)

Total recognized in other comprehensive income	$19,230	$799

Total recognized in net periodic benefit cost and other comprehensive income (before tax)	$23,682	$5,019

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008
(in thousands)
2009	$3,936
2010	4,035
2011	4,452
2012	4,831
2013	5,053
2014 to 2018	31,180

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2008, 2007, and 2006 were:

	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	3.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term.

Valley’s qualified plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category were as follows:

Asset Category	2008	2007
Equity securities	57.0%	56.1%
Fixed income securities	38.5	37.9
Other	4.5	6.0

Total	100.0%	100.0%

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

The qualified plan held 62,752 shares of VNB Capital Trust I preferred securities at December 31, 2008 and 2007. These shares had fair market values of $1.4 million and $1.6 million at December 31, 2008 and 2007, respectively. During 2007, the qualified plan sold 15,688 shares of VNB Capital Trust I preferred securities. Dividends received on Valley trust preferred shares were $122 thousand and $141 thousand for the years ended December 31, 2008 and 2007, respectively.

Valley expects to contribute approximately $5.0 million to the qualified plan during 2009 based upon actuarial estimates.

Director Plans

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was $1.8 million and 5.75 percent, respectively, at December 31, 2008, and $1.7 million and 6.00 percent, respectively, at December 31, 2007. As of December 31, 2008 and 2007, the entire obligation was included in other liabilities and $454 thousand (net of a $245 thousand tax benefit) and $422 thousand (net of a $227 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. An expense of $225 thousand, $240 thousand and $260 thousand has been recognized for the Directors’ retirement plan in the years ended December 31, 2008, 2007 and 2006, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former Senior Management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2008 and 2007, the remaining obligations under these plans were $10.3 million and $8.9 million, respectively, of which $7.1 million and $5.3 million, respectively, were funded. As of December 31, 2008 and 2007, the entire obligations were included in other liabilities and $1.9 million (net of a $1.3 million tax benefit) and $2.0 million (net of a $1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.9 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.4 million, $6.3 million and $6.4 million during 2008, 2007 and 2006, respectively.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009. This Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of Valley’s senior executive officers and its next 10 most highly compensated employees during the TARP Capital Purchase Program Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the TARP Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. Valley does not know whether the award of incentive stock options are covered by this prohibition. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

Savings Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in shares of Valley common stock until December 31, 2006. Effective January 1, 2007, the Bank’s matching contributions were made in cash and invested in accordance with each participants’ investment elections. In 2006, the Bank matched employee contributions with 54,448 common shares, of which 46,316 were allocated from treasury stock and 8,132 shares issued from forfeitures and unissued shares. The Bank recorded $1.3 million in expense for contributions to the plan for each of the years ended December 31, 2008, 2007 and 2006.

Stock-Based Compensation

Valley has one active employee stock option plan (the 1999 Long-Term Stock Incentive Plan), which is shareholder approved, that was established to help Valley retain and motivate officers and key employees of Valley and its subsidiaries. Under the 1999 Long-Term Stock Incentive Plan, Valley may award shares to its employees for up to 6.9 million shares of common stock in the form of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of each incentive stock option is equal to the fair market value of Valley’s stock on the date of grant. An option’s maximum term is ten years and subject to a vesting schedule. The 1999 Long-Term Stock Incentive Plan expires in 2009. A new proposed plan is expected to be included in Valley’s 2009 Proxy Statement, subject to shareholder approval.

Effective January 1, 2006, Valley adopted SFAS No. 123R using the modified prospective method, as required for companies that previously adopted the fair-value based method under SFAS No. 123. The modified prospective method requires that compensation cost be recognized beginning with the effective date based on the requirements of SFAS No. 123R for 1) all new stock-based awards granted after the effective date and 2) the portion of stock-based awards for which the requisite service had not been rendered that are outstanding as of the effective date. The fair value of each option is expensed over its vesting period.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $5.4 million, $5.0 million and $5.5 million for the years ended December 31, 2008, 2007 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, respectively. As of December 31, 2008, the remaining unrecognized amortization expense for all stock-based employee compensation, which will be recognized over an average remaining vesting period of approximately three years, totaled $10.2 million.

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

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2008, 2007, and 2006:

	2008	2007	2006
Risk-free interest rate	1.1 – 4.0%	3.4 – 5.1%	4.5 – 5.2%
Dividend yield	4.5%	4.3%	3.3%
Volatility	24.0%	21.0%	20.0%
Expected term (in years)	6.7	7.3	7.1

A summary of stock options activity as of December 31, 2008, 2007 and 2006 and changes during the years ended on those dates is presented below:

	2008		2007		2006
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,562,041	$20	3,646,371	$19	3,566,434	$19
Granted	207,205	18	261,529	19	447,366	23
Exercised	(474,895)	15	(292,968)	15	(273,814)	14
Forfeited or expired	(100,727)	19	(52,891)	21	(93,615)	21

Outstanding at end of year	3,193,624	20	3,562,041	20	3,646,371	19

Exercisable at year-end	2,282,774	20	2,448,033	19	2,316,373	18

Weighted-average fair value of options granted during the year	$2.76		$3.04		$4.21

The total intrinsic values of options exercised during the years ended December 31, 2008, 2007 and 2006 were $2.9 million, $2.1 million and $2.4 million, respectively. As of December 31, 2008, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options to be amortized over an average remaining vesting period of approximately three years. Cash received from stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $7.3 million, $4.3 million and $3.9 million, respectively. Treasury stock and available authorized common shares are issued for stock options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 - 15	129,617	0.9	$14	128,221	$14
15 - 18	481,709	5.0	17	278,211	16
18 - 20	892,789	4.7	19	719,013	19
20 - 23	895,996	5.9	22	695,236	22
23 - 25	793,513	6.9	23	462,093	23

12 - 25	3,193,624	5.5	20	2,282,774	20

As of December 31, 2008, the aggregate intrinsic value of options exercisable was $2.8 million, with a weighted average remaining contractual term of 4.5 years. As of December 31, 2008, the aggregate intrinsic value of options outstanding was $3.7 million, with a weighted average remaining contractual term of 5.5 years.

Restricted Stock

Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 1999 Long-Term Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares and is amortized into salary expense on a straight-line basis over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2008, 2007 and 2006:

	Restricted Stock Awards Outstanding
	2008	2007	2006
Outstanding at beginning of year	404,748	449,500	435,811
Granted	245,161	103,047	159,175
Vested	(145,685)	(140,236)	(126,704)
Forfeited	(12,073)	(7,563)	(18,782)

Outstanding at end of year	492,151	404,748	449,500

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $4.0 million, $3.1 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $7.9 million of total unrecognized compensation cost related to nonvested restricted shares to be amortized over the weighted average remaining vesting period of approximately three years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. There were 21,973 shares granted during 2008 and there were 85,611 shares outstanding under this plan as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES (Note 14)

Income tax expense consists of the following for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Current expense:
Federal	$38,876	$63,445	$50,639
State	12,014	8,591	7,118

	50,890	72,036	57,757
Deferred benefit:
Federal and State	(33,956)	(20,338)	(17,873)

Total income tax expense	$16,934	$51,698	$39,884

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$39,070	$29,656
Depreciation	5,455	8,271
Pension plans	11,560	8,743
Employee benefits	7,606	1,289
Unrealized losses and impairment write-downs on investment securities	62,296	643
State net operating loss carryforwards	36,573	26,860
Other	26,533	30,774

Gross deferred tax assets	189,093	106,236
Valuation allowance	—	(6,538)

Net deferred tax assets	189,093	99,698

Deferred tax liabilities:
Purchase accounting	5,774	5,115
Other	33,164	15,199

Total deferred tax liabilities	38,938	20,314

Net deferred tax asset (included in other assets)	$150,155	$79,384

Valley’s state net operating loss carryforwards totaled approximately $625 million at December 31, 2008 and expire during the period from 2010 through 2028. Valley’s capital loss carryforwards totaled approximately $16 million at December 31, 2008 and expire during the period from 2009 through 2012.

The valuation allowance for deferred tax assets of $6.5 million at December 31, 2007 was reduced to zero during the year ended December 31, 2008. The $6.5 million decrease in the valuation allowance during 2008 resulted from management’s identification of a qualifying tax-planning strategy allowing the use of Valley’s capital loss carryforwards. The qualifying tax planning strategy identified by management is 1) prudent and feasible, 2) a strategy that Valley has the intent and ability to implement, and 3) a strategy that would result in the future realization of the capital loss carryforwards.

Based upon taxes paid and projections of future taxable income, both capital and ordinary, over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not, that Valley will realize the benefits of these deductible differences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent follows:

	2008	2007	2006
	(in thousands)
Federal income tax at expected statutory rate	$38,684	$71,724	$71,251
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,359)	(3,808)	(4,053)
Bank owned life insurance	(3,558)	(4,041)	(2,834)
State income tax benefit, net of federal tax effect	(6,586)	(7,676)	(9,044)
Low-income housing tax credits	(2,389)	(2,242)	(2,178)
Reduction of valuation allowance	(6,538)	—	—
Resolution of income tax audit	—	—	(13,529)
Other, net	680	(2,259)	271

Income tax expense	$16,934	$51,698	$39,884

Included in stockholders’ equity are income tax benefits attributable to the exercise of non-qualified stock options of $106 thousand, $123 thousand and $27 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

On January 1, 2007, Valley adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

Management expects that Valley’s adoption of FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs.

A reconciliation of Valley’s gross unrecognized tax benefits for 2008 and 2007 is presented in the table below:

	2008	2007
	(In thousands)
Beginning Balance	$19,256	$19,042
Additions based on tax positions related to the current year	79	2,605
Additions based on tax positions related to prior years	2,473	536
Reductions for tax positions of prior years	—	(2,389)
Reductions due to expiration of statute of limitations	(547)	(538)

Ending Balance	$21,261	$19,256

The total amount of net unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is $16 million for the years ended December 31, 2008 and 2007.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $958 thousand and $491 thousand of interest associated with Valley’s uncertain tax positions at December 31, 2008 and 2007, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004. In 2007, the Internal Revenue Service completed an examination of the 2002 and 2003 tax years and there were no material adjustments. In addition, the statutes of limitations could expire for certain tax returns over the next 12 months, which could result in decreases to Valley’s unrecognized tax benefits associated with uncertain tax positions. Such adjustments are not expected to have a material impact on Valley’s effective tax rate.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2042. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2009	$14,213	$1,162	$13,051
2010	14,109	1,100	13,009
2011	12,744	851	11,893
2012	12,383	546	11,837
2013	12,574	449	12,125
Thereafter	146,899	1,331	145,568

Total lease commitments	$212,922	$5,439	$207,483

During the first quarter of 2007, Valley sold a nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 and $15.9 million was deferred and is being amortized into earnings over the 20 year term of the lease pursuant to the sale-leaseback accounting rules. Approximately $650 thousand and $594 thousand were amortized to net gains on sales of assets during 2008 and 2007, respectively. The remaining minimum lease payments totaling $25.3 million for this lease are included in the table above.

Net occupancy expense for years ended December 31, 2008, 2007 and 2006 included net rental expense of approximately $15.9 million, $12.1 million and $9.0 million, respectively, net of rental income of $2.0 million, $2.5 million and $3.4 million, respectively, for leased bank facilities.

Financial Instruments With Off-balance Sheet Risk

In the ordinary course of business of meeting the financial needs of its customers, Valley, through its subsidiary Valley National Bank, is a party to various financial instruments which are not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of the Bank’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. The Bank seeks to limit any exposure of credit loss by applying the same credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Commitments under commercial loans and lines of credit	$2,024,625	$1,900,646
Home equity and other revolving lines of credit	646,482	625,511
Outstanding commercial mortgage loan commitments	324,961	368,152
Standby letters of credit	176,601	204,721
Outstanding residential mortgage loan commitments	34,703	106,722
Commitments under unused lines of credit—credit card	82,487	59,330
Commercial letters of credit	9,918	12,783
Commitments to sell loans	15,750	3,805

Standby letters of credit represent the guarantee by the Bank of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York and Pennsylvania. Loan sale commitments represent contracts for the sale of residential mortgage loans and SBA loans to third parties in the ordinary course of the Bank’s business. These commitments require the Bank to deliver loans within a specific time frame to the third party. The risk to the Bank is its non-delivery of loans required by the commitment which could lead to financial penalties. The Bank has not defaulted on its loan sale commitments.

Derivative Instruments and Hedging Activities

Fair Value Hedge—Interest Rate Swap.    In 2005, Valley entered into a $9.7 million amortizing notional interest rate swap to hedge changes in the fair value of a fixed rate loan that it made to a commercial borrower. Valley has designated the interest rate swap as a fair value hedge according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of the interest rate swap are recorded through earnings and are offset by the changes in fair value of the hedged fixed rate loan. As of December 31, 2008 and December 31, 2007, the interest rate swap had a fair value of $2.0 million and $424 thousand, respectively, included in other liabilities on the consolidated statements of financial condition. No material hedge ineffectiveness existed on the interest rate swap during the years ended December 31, 2008, 2007 and 2006.

Cash Flow Hedge—Interest Rate Swap.    In 2004, Valley entered into interest rate swap transactions designated as cash flow hedges which effectively converted $300 million of its prime-based floating rate commercial loans to a fixed rate. The cash flow hedges involved the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. The cash flow hedges expired on August 1, 2006.

Prior to the cash flow hedge expiration in 2006, unrealized losses, net of tax benefits, reported in accumulated other comprehensive income related to cash flow hedges were reclassified to interest income as interest payments were received on the applicable variable rate loans. For the year ended December 31, 2006, unrealized losses of $3.2 million were reclassified out of other comprehensive income as the hedged forecasted transactions occurred and recognized as a component of interest income. No material hedge ineffectiveness existed on the interest rate swap during the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedge—Interest Rate Caps.    In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). As a result, from the termination date of the hedging relationship in November of 2008 through December 31, 2008, a $2.4 million change in fair value of these derivatives not designated as hedges was included in other expense. As of December 31, 2008, the two interest rate caps were not redesignated in a new hedging relationship and are subject to future changes in their fair value being charged to earnings.

In the third quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

At December 31, 2008, the federal funds and prime based interest rate caps had a combined fair value of $3.3 million included in other assets. For the year ended December 31, 2008, other comprehensive loss includes $5.0 million for changes in net unrealized losses on the cash flow hedges, net of taxes. Amounts reported in accumulated other comprehensive income (loss) related to the interest rate caps are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. For the year ended December 31, 2008, the change in net unrealized losses on the cash flow hedges reflect a reclassification of approximately $747 thousand from accumulated other comprehensive income to interest expense. Of this amount, $642 thousand was due to our acceleration of amounts related to the total forecasted changes in cash flows that are not probable to occur. Valley estimates an unrealized loss of $263 thousand, net of tax, will be reclassified out of other comprehensive loss and realized as an addition to interest expense during 2009.

For the year ended December 31, 2008, Valley recognized a loss of $21 thousand in other expense for hedge ineffectiveness on the federal funds based interest rate caps. There was no ineffectiveness recognized on the prime based interest rate caps during 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

American Express Travel Related Services Company (“American Express”) filed a lawsuit against Valley in the United States District Court, Southern District of New York alleging, among other claims, that Valley breached its contractual and fiduciary duties to American Express in connection with Valley’s activities as a depository for Southeast Airlines, a now defunct charter airline carrier. Two other parties brought similar claims related to the same incident, and such claims were either dismissed by the court or settled for an immaterial amount. American Express withdrew its lawsuit without prejudice in October of 2007. Management believes Valley has meritorious defenses to the action, if reinstated, but Valley cannot ensure that it will prevail in such potential future litigation or be able to settle such litigation for an immaterial amount.

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s consolidated financial statements. Under capital adequacy guidelines Valley and Valley National Bank must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2008, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2008, all of Valley National Bank’s ratios were above the minimum levels required for Valley to be considered “well capitalized”, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley and Valley National Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s and Valley National Bank’s actual capital positions and ratios as of December 31, 2008 and 2007 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2008
Total Risk-based Capital
Valley	$1,475,776	13.2%	$895,751	8.0%	$	N/A	N/A	%
Valley National Bank	1,190,129	10.6	894,556	8.0		1,118,196	10.0
Tier I Risk-based Capital
Valley	1,281,038	11.4	447,876	4.0		N/A	N/A
Valley National Bank	995,391	8.9	447,278	4.0		670,917	6.0
Tier I Leverage Capital
Valley	1,281,038	9.1	563,256	4.0		N/A	N/A
Valley National Bank	995,391	7.1	562,346	4.0		702,932	5.0

As of December 31, 2007
Total Risk-based Capital
Valley	$1,103,971	11.4%	$778,015	8.0%	$	N/A	N/A	%
Valley National Bank	1,075,279	11.1	775,848	8.0		969,810	10.0
Tier I Risk-based Capital
Valley	929,036	9.6	389,008	4.0		N/A	N/A
Valley National Bank	900,344	9.3	387,924	4.0		581,886	6.0
Tier I Leverage Capital
Valley	929,036	7.6	487,479	4.0		N/A	N/A
Valley National Bank	900,344	7.4	486,128	4.0		607,660	5.0

N/A—not applicable

Dividend Restrictions

Valley National Bank, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, the Bank’s only shareholder. The prior approval of the OCC is required to the extent that the total of all dividends to be declared by the Bank in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. Under the foregoing dividend restrictions, and without adversely affecting the Bank’s ability to maintain ratios above the minimum levels for the Bank to be considered “well capitalized”, the Bank could pay aggregate dividends of approximately $46.7 million to Valley, without obtaining affirmative governmental approvals, at December 31, 2008. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as borrowed funds. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made. In addition to the junior subordinated debenture restrictions on common stock dividends, the dividend rights of Valley common stockholders are qualified by and subject to the terms of the senior preferred shares (see “Preferred Stock” section below).

Treasury Stock

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 3.9 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the year ended December 31, 2008. Valley purchased approximately 475 thousand shares during 2007 pursuant to this plan at an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average cost of 19.49 per share. Valley’s Board of Directors previously authorized the repurchase of up to 3.2 million shares of Valley’s outstanding common stock on May 14, 2003. During 2007, Valley repurchased the remaining 1.2 million shares of its common stock under the 2003 publicly announced program at an average cost of $22.78 per share. See the “Preferred Stock” section below for the current restrictions on repurchases of Valley’s common stock.

Preferred Stock

On November 14, 2008, Valley issued 300,000 senior preferred shares, with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury. Valley’s senior preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. The shares are callable by Valley at par after three years and may be fully redeemed earlier if we raise new equity capital of at least $300 million. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.20 per common share) or Valley’s redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by Valley capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. Notwithstanding these exceptions, in the event that Valley has not paid the required dividends on the senior preferred shares, (i) Valley may not pay any dividends on its common stock or on any stock ranking junior to or on parity with the senior preferred shares; and (ii) Valley may not repurchase or redeem its common stock or on any stock ranking junior to or on parity with the senior preferred shares. In the event that Valley fails to make an aggregate of six dividend payments (whether or not consecutive) on the senior preferred shares, the number of directors on Valley board will be increased by two, and the Treasury will be permitted to appoint two additional members of Valley’s board. The senior preferred shares are 100 percent allowable in Tier I Capital for Regulatory purposes.

In conjunction with the purchase of Valley’s senior preferred shares, the Treasury received a ten year warrant to purchase up to approximately 2.3 million of Valley common shares with an aggregate market price equal to $45 million or 15 percent of the senior preferred investment. The warrant has several unique features, including Valley’s right to reduce the number of shares of Valley common stock underlying the warrant by 50 percent if before December 31, 2009 Valley issues $300 million of equity capital, and the fact that the warrant is exercisable on a net exercise basis. Valley’s common stock underlying the warrant represents approximately 1.7 percent of its outstanding common shares at December 31, 2008. The warrant’s exercise price of $19.59 per share was calculated based on the average of closing prices of Valley’s common stock on the 20 trading days ending on the last trading day prior to the date of the Treasury’s approval of Valley’s application under the program.

Valley may redeem the senior preferred shares three years after the date of the Treasury’s investment, or earlier if it raises in an equity offering net proceeds equal to the amount of the senior preferred shares to be redeemed. It must raise proceeds equal to at least 25 percent of the issue price of the senior preferred shares to redeem any senior preferred shares prior to the end of the third year. The redemption price is equal to the sum of the liquidation amount per share and any accrued and unpaid dividends on the senior preferred shares up to, but excluding, the date fixed for redemption. Notwithstanding the foregoing limitations, under the Recovery Act the Treasury may, after consultation with Valley’s federal regulator, permit Valley at any time to redeem the senior preferred shares. Upon such redemption, the Treasury will liquidate at the current market price the warrant that Valley issued to the Treasury.

Valley’s senior preferred shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on Valley’s balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The resulting discount of $8.6 million recorded for the senior preferred shares is being accreted by a charge to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by Valley within that timeframe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2008
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$176,184	$175,899	$191,000	$186,611
Interest expense	80,602	73,321	75,768	79,204
Net interest income	95,582	102,578	115,232	107,407
Provision for credit losses	4,000	5,800	6,850	11,632
Non-interest income (loss):
Gains (losses) on securities transactions, net	145	(958)	(67,456)	(11,546)
Trading (losses) gains, net	(3,191)	(301)	14,747	(8,089)
Other non-interest income	22,273	19,213	20,605	17,814
Non-interest expense	67,478	63,959	73,842	79,969
Income before income taxes	43,331	50,773	2,436	13,985
Income tax expense (benefit)	11,748	9,290	(1,159)	(2,945)
Net income	31,583	41,483	3,595	16,930
Dividends on preferred stock and accretion	—	—	—	2,090
Net income available to common stockholders	31,583	41,483	3,595	14,840
Earnings per common share:
Basic	0.25	0.33	0.03	0.11
Diluted	0.25	0.33	0.03	0.11
Cash dividends declared per common share	0.20	0.20	0.20	0.20
Average common shares outstanding:
Basic	125,891,171	125,954,880	134,827,600	134,971,655
Diluted	126,021,920	126,068,172	134,969,373	135,032,047

	Quarters ended 2007
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$179,129	$181,156	$183,159	$181,563
Interest expense	82,957	85,375	88,745	86,245
Net interest income	96,172	95,781	94,414	95,318
Provision for credit losses	1,910	2,388	2,713	4,864
Non-interest income:
Gains (losses) on securities transactions, net	26	44	14	(15,894)
Trading gains (losses), net	4,026	(121)	731	2,763
Other non-interest income	35,604	22,480	19,554	19,801
Non-interest expense	62,813	63,591	64,173	63,335
Income before income taxes	71,105	52,205	47,827	33,789
Income tax expense	21,671	12,526	11,373	6,128
Net income	49,434	39,679	36,454	27,661
Net income available to common stockholders	49,434	39,679	36,454	27,661
Earnings per common share:
Basic	0.39	0.31	0.29	0.22
Diluted	0.39	0.31	0.29	0.22
Cash dividends declared per common share	0.20	0.20	0.20	0.20
Average common shares outstanding:
Basic	126,936,759	126,305,781	125,964,857	125,899,054
Diluted	127,491,945	126,816,438	126,315,018	126,081,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2008	2007
	(in thousands)
Assets
Cash	$32,002	$5,504
Interest bearing deposits with banks	260,133	27,132
Investment securities held to maturity	—	425
Investment securities available for sale	6,568	15,266
Investment in subsidiaries	1,255,369	1,080,600
Other assets	10,371	11,519

Total assets	$1,564,443	$1,140,446

Liabilities
Dividends payable to shareholders	$28,919	$25,169
Junior Subordinated debentures issued to capital trusts (includes fair value of $140,065 at December 31, 2008 and $163,233 at December 31, 2007 for VNB Capital Trust I)	165,390	163,233
Other liabilities	6,525	2,984

Total liabilities	200,834	191,386

Shareholders' equity
Preferred stock	291,539	—
Common stock	48,228	43,185
Surplus	1,047,085	879,892
Retained earnings	85,234	104,225
Accumulated other comprehensive loss	(60,931)	(12,982)
Treasury stock, at cost	(47,546)	(65,260)

Total shareholders' equity	1,363,609	949,060

Total liabilities and shareholders' equity	$1,564,443	$1,140,446

Condensed Statements of Income

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Income
Dividends from subsidiary	$110,000	$120,000	$150,000
Income from subsidiary	1,192	1,405	2,203
(Losses) gains on securities transactions, net	(757)	115	837
Trading gains, net	15,243	4,107	—
Other interest and dividends	429	275	624

	126,107	125,902	153,664
Expenses	15,875	16,902	18,190

Income before income tax expense (benefit) and equity in undistributed (over distributed) earnings of subsidiary	110,232	109,000	135,474
Income tax expense (benefit)	14	(3,951)	(5,170)

Income before equity in undistributed earnings of subsidiary	110,218	112,951	140,644
Equity in undistributed (over distributed) earnings of subsidiary	(16,627)	40,277	23,047

Net Income	93,591	153,228	163,691
Dividends on preferred stock and accretion	2,090	—	—

Net Income Available to Common Stockholders	$91,501	$153,228	$163,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net Income	$93,591	$153,228	$163,691
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) over distributed earnings of subsidiary	16,627	(40,277)	(23,047)
Depreciation and amortization	43	49	282
Amortization of compensation costs pursuant to long-term stock incentive plan	5,531	5,138	5,628
Change in fair value of junior subordinated debentures carried at fair value	(15,243)	(4,107)	—
Net amortization of premiums and discounts on securities	(17)	4	6
Net losses (gains) on securities transactions	757	(115)	(837)
Net decrease (increase) in other assets	1,554	(16)	1,518
Net increase in other liabilities	4,560	1,164	138

Net cash provided by operating activities	107,403	115,068	147,379

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	8,756	2,543	3,681
Purchases of investment securities available for sale	(68)	(5,418)	(1,187)
Net cash and cash equivalents acquired in acquisition	1,621	—	—
Capital contributions to subsidiary	(50,000)	—	—

Net cash (used in) provided by investing activities	(39,691)	(2,875)	2,494

Cash flows from financing activities:
Redemption of junior subordinated debentures	(7,689)	(40,000)	—
Purchases of common shares to treasury	—	(35,478)	(47,769)
Cash dividends paid to common shareholders	(102,517)	(99,956)	(99,251)
Proceeds from issuance of preferred stock and a warrant	300,000	—	—
Common stock issued, net of cancellations	1,993	2,151	2,476

Net cash provided by (used in) financing activities	191,787	(173,283)	(144,544)

Net increase (decrease) in cash and cash equivalents	259,499	(61,090)	5,329
Cash and cash equivalents at beginning of year	32,636	93,726	88,397

Cash and cash equivalents at end of year	$292,135	$32,636	$93,726

BUSINESS SEGMENTS (Note 19)

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment. Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by the availability of credit within the automobile marketplace.

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

The investment management segment is mainly comprised of fixed rate investments, trading securities and, depending on our liquid cash position, federal funds sold. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment charges of investment securities are reflected in the corporate and other adjustments segment.

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including net trading gains (losses) and other-than-temporary impairment charges on securities not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,213,524	$5,173,463	$2,997,638	$—	$12,384,625

Interest income	250,108	315,194	170,060	(5,668)	729,694
Interest expense	99,017	121,575	70,444	17,859	308,895

Net interest income (loss)	151,091	193,619	99,616	(23,527)	420,799
Provision for credit losses	15,156	8,061	—	5,065	28,282

Net interest income (loss) after provision for credit losses	135,935	185,558	99,616	(28,592)	392,517
Non-interest income (loss)	39,122	7,818	10,270	(53,954)	3,256
Non-interest expense	45,538	38,074	827	200,809	285,248
Internal expense transfer	57,472	70,008	39,878	(167,358)	—

Income (loss) before income taxes	$72,047	$85,294	$69,181	$(115,997)	$110,525

Return on average interest earning assets (pre-tax)	1.71%	1.65%	2.31%		0.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,868,559	$4,392,552	$3,051,142	$—	$11,312,253

Interest income	236,322	315,527	179,326	(6,168)	725,007
Interest expense	110,624	125,608	87,250	19,840	343,322

Net interest income (loss)	125,698	189,919	92,076	(26,008)	381,685
Provision for credit losses	6,129	5,746	—	—	11,875

Net interest income (loss) after provision for credit losses	119,569	184,173	92,076	(26,008)	369,810
Non-interest income	41,133	9,616	11,544	26,735	89,028
Non-interest expense	48,825	29,438	709	174,940	253,912
Internal expense transfer	52,768	59,567	40,532	(152,867)	—

Income (loss) before income taxes	$59,109	$104,784	$62,379	$(21,346)	$204,926

Return on average interest earning assets (pre-tax)	1.53%	2.39%	2.04%		1.81%

	Year ended December 31, 2006
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,864,063	$4,398,675	$3,230,052	$—	$11,492,790

Interest income	224,981	314,592	177,531	(9,733)	707,371
Interest expense	99,359	113,105	83,056	20,730	316,250

Net interest income (loss)	125,622	201,487	94,475	(30,463)	391,121
Provision for credit losses	3,688	5,582	—	—	9,270

Net interest income (loss) after provision for credit losses	121,934	195,905	94,475	(30,463)	381,851
Non-interest income	40,623	11,468	1,877	18,096	72,064
Non-interest expense	47,944	25,111	763	176,522	250,340
Internal expense transfer	53,929	61,208	44,106	(159,243)	—

Income (loss) before income taxes	$60,684	$121,054	$51,483	$(29,646)	$203,575

Return on average interest earning assets (pre-tax)	1.57%	2.75%	1.59%		1.77%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statement of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley National Bancorp and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York

February 26, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information concerning changes in accountants required by this item is incorporated herein by reference to Valley’s Current Report on Form 8-K reporting under Item 4.01 filed with the Securities and Exchange Commission on March 7, 2008.

Item 9A.    Controls and Procedures

Valley maintains “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).

Valley’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Valley’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Valley’s internal control over financial reporting is a process designed to provide reasonable assurance to Valley’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2008, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2008, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2008. The report, which expresses an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2008, is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

February 26, 2009

Item 9B.    Other Information

Not applicable.

PART III

Item  10.    Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firms

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Agreement and Plan of Merger, dated March 19, 2008, between Valley and Greater Community Bancorp, incorporated herein by reference to Appendix A of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

(3)	Articles of Incorporation and By-laws:

A.	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on December 19, 2008.

B.	By-laws of the Registrant, as amended.*

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008.

D.	Warrant to purchase up to 2,297,090 shares of the Registrant’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

E.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

F.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

G.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer, dated January 22, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

B.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Robert A. Ewing, Robert E. Farrell, Richard P. Garber, Eric W. Gould, Robert J. Mulligan, and Russell Murawski, dated February 11, 2008, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007.+

C.	“The Valley National Bancorp 1999 Long-Term Stock Incentive Plan” dated January 19, 1999, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007.+

D.	“Severance Agreement” dated January 22, 2008 between Valley, Valley National Bank and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

E.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

F.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

G.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

H.	Directors Deferred Compensation Plan, dated June 1, 2004, is incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.+

I.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005 is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005.

J.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, dated January 1, 2009.*+

K.	Participant Agreement for the Benefit Equalization Plan are incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on March 7, 2005.+

M.	The Valley National Bancorp Executive Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on March 7, 2005.+

N.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan is incorporated herein by reference to the Registrant’s Form 8-K Current Report on April 12, 2005.

O.	Form of Incentive Stock Option Agreement; Form of Non-Qualified Stock Option Agreement; Form of Restricted Stock Award Agreement; and Form of Restricted Stock Award Escrow Agreement, is incorporated herein by reference to the Registrant’s Form 8-K Current Report on December 2, 2004.

P.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

Q.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

R.	Letter Agreement, dated November 14, 2008, including Securities Purchase Agreement—Standard Terms, between Valley National Bancorp and the United States Department of the

Treasury, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

S.	Form of Waiver, executed by each of Messrs. Gerald H. Lipkin, Alan D. Eskow, Peter Crocitto, Albert L. Engel, and Robert M. Meyer, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

T.	Form of Senior Executive Officer Agreement, executed by each of Messrs. Gerald H. Lipkin, Alan D. Eskow, Peter Crocitto, Albert L. Engel, and Robert M. Meyer, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

U.	Amendment No. 1 to the Valley National Bank Benefit Equalization Plan dated February 20, 2009, is incorporated herein by reference to Registrant’s Form 8-K Current Report filed on February 26, 2009.+

V.	Amendment to the Amended and Restated Change in Control Agreement between Valley, Valley National bank and Peter Crocitto, dated February 20, 2008, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on February 26, 2009.+

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges*

(16)	Letter of Ernst & Young LLP regarding change in certifying accountant, dated March 7, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 7, 2008.

(21)	List of Subsidiaries:

Name		Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly

(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	VNB Capital Trust I	Delaware	100%
	GCB Capital Trust III	Delaware	100%

(b)	Subsidiaries of Valley National Bank:
	BNV Realty Incorporated (BNV)	New Jersey	100%
	Greater Community Redevelopment LLC	New Jersey	100%
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Masters Coverage Corp.	New York	100%
	Merchants New York Commercial Corp.	Delaware	100%
	New Century Asset Management, Inc.	New Jersey	100%
	Shrewsbury State Investment Co., Inc.	New Jersey	100%
	Valley 747 Acquisition, LLC	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley National Title Services, Inc.	New Jersey	100%
	VN Investments, Inc. (VNI)	New Jersey	100%
	VNB Loan Services, Inc.	New York	100%
	VNB Mortgage Services, Inc.	New Jersey	100%
	VNB Route 23 Realty, LLC	New Jersey	100%
	18th & 8th LLC	New York	100%
	VNB New York Corp.	New York	100%

(c)	Subsidiaries of BNV:
	SAR I, Inc.	New Jersey	100%
	SAR II, Inc.	New Jersey	100%

(d)	Subsidiaries of Masters Coverage Corp.:
	RISC One, Inc.	New York	100%
	Life Line Planning, Inc.	New York	100%

(e)	Subsidiary of VNI:
	VNB Realty, Inc.	New Jersey	100%

Name		Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly

(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(g)	Subsidiary of Shrewsbury State Investment Co., Inc.:
	Shrewsbury Capital Corporation	New Jersey	100%

(h)	Subsidiary of Greater Community Redevelopment LLC:
	Thirteen Van Houten LLC	New Jersey	80%

(i)	Subsidiary of Thirteen Van Houten LLC:
	Congdon Mill Realty LLC	New Jersey	25%

(j)	Subsidiary of Shrewsbury Capital Corporation
	GCB Realty, LLC	New Jersey	100%

(23.1)	Consent of KPMG LLP*

(23.2)	Consent of Ernst & Young LLP*

(24)	Power of Attorney of Certain Directors and Officers of Valley*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a)*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company*

*	Filed herewith
+	Management contract and compensatory plan or arrangement

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

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 27, 2009

/s/ ALAN D. ESKOW Alan D. Eskow	Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 27, 2009

/s/ MITCHELL L. CRANDELL Mitchell L. Crandell	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2009

ANDREW B. ABRAMSON*	Director	February 27, 2009
Andrew B. Abramson

PAMELA R. BRONANDER*	Director	February 27, 2009
Pamela R. Bronander

ERIC P. EDELSTEIN*	Director	February 27, 2009
Eric P. Edelstein

MARY J. STEELE GUILFOILE*	Director	February 27, 2009
Mary J. Steele Guilfoile

H. DALE HEMMERDINGER*	Director	February 27, 2009
H. Dale Hemmerdinger

GRAHAM O. JONES*	Director	February 27, 2009
Graham O. Jones

WALTER H. JONES, III*	Director	February 27, 2009
Walter H. Jones, III

GERALD KORDE*	Director	February 27, 2009
Gerald Korde

Signature	Title	Date

MICHAEL L. LARUSSO*	Director	February 27, 2009
Michael L. LaRusso

MARC J. LENNER* Marc J. Lenner	Director	February 27, 2009

ROBINSON MARKEL* Robinson Markel	Director	February 27, 2009

RICHARD S. MILLER* Richard S. Miller	Director	February 27, 2009

BARNETT RUKIN* Barnett Rukin	Director	February 27, 2009

SURESH L. SANI* Suresh L. Sani	Director	February 27, 2009

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	February 27, 2009

*	By Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.

Printed on Recycled Paper

for a quality environment.