Form 10-Q
period 2009-03-31
VALLEY NATIONAL BANCORP
filed 2009-05-11
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 141,796,115 shares were outstanding as of May 6, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$241,187	$237,497
Interest bearing deposits with banks	537,421	343,010
Investment securities:
Held to maturity, fair value of $1,040,465 at March 31, 2009 and $1,069,245 at December 31, 2008	1,125,026	1,154,737
Available for sale	1,380,891	1,435,442
Trading securities	44,549	34,236

Total investment securities	2,550,466	2,624,415

Loans held for sale, at fair value	40,328	4,542
Loans	9,837,932	10,143,690
Less: Allowance for loan losses	(95,913)	(93,244)

Net loans	9,742,019	10,050,446

Premises and equipment, net	266,996	256,343
Bank owned life insurance	301,429	300,058
Accrued interest receivable	58,817	57,717
Due from customers on acceptances outstanding	5,859	9,410
Goodwill	295,146	295,146
Other intangible assets, net	23,761	25,954
Other assets	366,168	513,591

Total Assets	$14,429,597	$14,718,129

Liabilities
Deposits:
Non-interest bearing	$2,205,796	$2,118,249
Interest bearing:
Savings, NOW and money market	3,556,268	3,493,415
Time	3,656,527	3,621,259

Total deposits	9,418,591	9,232,923

Short-term borrowings	301,175	640,304
Long-term borrowings	3,006,290	3,008,753
Junior subordinated debentures issued to capital trusts (includes fair value of $126,310 at March 31, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	151,618	165,390
Bank acceptances outstanding	5,859	9,410
Accrued expenses and other liabilities	158,677	297,740

Total Liabilities	13,042,210	13,354,520

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; issued 300,000 shares at March 31, 2009 and December 31, 2008	292,013	291,539
Common stock, no par value, authorized 200,430,392 shares; issued 143,722,147 shares at March 31, 2009 and 143,722,114 shares at December 31, 2008	48,243	48,228
Surplus	1,048,236	1,047,085
Retained earnings	99,971	85,234
Accumulated other comprehensive loss	(53,546)	(60,931)
Treasury stock, at cost (1,946,207 common shares at March 31, 2009 and 1,946,882 common shares at December 31, 2008)	(47,530)	(47,546)

Total Shareholders’ Equity	1,387,387	1,363,609

Total Liabilities and Shareholders’ Equity	$14,429,597	$14,718,129

*	Share data reflects the five percent common stock dividend declared on April 14, 2009, to be issued May 22, 2009 to shareholders of record on May 8, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$143,855	$135,629
Interest and dividends on investment securities:
Taxable	35,345	34,142
Tax-exempt	2,372	2,665
Dividends	1,273	2,252
Interest on federal funds sold and other short-term investments	230	1,496

Total interest income	183,075	176,184

Interest Expense
Interest on deposits:
Savings, NOW, and money market	5,887	14,065
Time	30,179	30,488
Interest on short-term borrowings	2,551	2,307
Interest on long-term borrowings and junior subordinated debentures	34,894	33,742

Total interest expense	73,511	80,602

Net Interest Income	109,564	95,582
Provision for credit losses	9,981	4,000

Net Interest Income After Provision for Credit Losses	99,583	91,582

Non-Interest Income
Trust and investment services	1,645	1,768
Insurance premiums	2,993	3,372
Service charges on deposit accounts	6,637	6,581
(Losses) gains on securities transactions, net	(37)	499

Other-than-temporary impairment losses on securities	(5,905)	(354)
Portion of loss recognized in other comprehensive income (before taxes)	3,734	—

Net impairment losses on securities recognized in earnings	(2,171)	(354)

Trading gains (losses), net	13,219	(3,191)
Fees from loan servicing	1,176	1,252
Gains on sales of loans, net	2,144	333
Gains on sales of assets, net	174	93
Bank owned life insurance	1,371	3,240
Other	3,834	5,634

Total non-interest income	30,985	19,227

Non-Interest Expense
Salary expense	32,447	30,163
Employee benefit expense	9,270	8,955
Net occupancy and equipment expense	15,551	13,481
Amortization of other intangible assets	2,816	1,746
Professional and legal fees	2,092	2,289
Advertising	845	376
Other	13,925	10,468

Total non-interest expense	76,946	67,478

Income Before Income Taxes	53,622	43,331
Income tax expense	16,238	11,748

Net Income	37,384	31,583
Dividends on preferred stock and accretion	4,224	—

Net Income Available to Common Stockholders	$33,160	$31,583

Earnings Per Common Share:*
Basic	$0.23	$0.24
Diluted	0.23	0.24
Cash Dividends Declared Per Common Share*	0.19	0.19
Weighted Average Number of Common Shares Outstanding:*
Basic	141,775,444	132,185,730
Diluted	141,775,452	132,323,016

*	Share and per share data reflects the five percent common stock dividend declared on April 14, 2009, to be issued May 22, 2009 to shareholders of record on May 8, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$37,384	$31,583
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,389	3,735
Amortization of compensation costs pursuant to long-term stock incentive plans	1,166	2,136
Provision for credit losses	9,981	4,000
Net amortization of premiums and accretion of discounts on securities	30	(86)
Amortization of other intangible assets	2,816	1,746
Losses (gains) on securities transactions, net	37	(499)
Net impairment losses on securities	2,171	354
Proceeds from sales of loans held for sale	51,283	12,687
Gains on loans held for sale, net	(2,144)	(333)
Origination of loans held for sale	(84,925)	(17,950)
Net change in trading securities	(10,313)	309,583
Gains on sales of assets, net	(174)	(93)
Change in fair value of borrowings carried at fair value	(13,755)	2,787
Net change in cash surrender value of bank owned life insurance	(1,371)	(3,240)
Net decrease in accrued interest receivable and other assets	135,606	148,138
Net decrease in accrued expenses and other liabilities	(148,714)	(14,419)

Net cash (used in) provided by operating activities	(17,533)	480,129

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	139,988	5,511
Proceeds from maturities, redemptions and prepayments of investment securities available for sale	78,855	239,557
Purchases of investment securities available for sale	(139,988)	(465,487)
Purchases of investment securities held to maturity	(12,687)	(115,852)
Proceeds from maturities, redemptions and prepayments of investment securities held to maturity	48,346	51,438
Net decrease (increase) in loans made to customers	298,517	(175,167)
Proceeds from sales of premises and equipment	—	695
Purchases of premises and equipment	(11,147)	(10,009)

Net cash provided by (used in) investing activities	401,884	(469,314)

Cash flows from financing activities:
Net increase in deposits	185,668	321,599
Net decrease in short-term borrowings	(339,129)	(174,418)
Advances of long-term borrowings	—	200,000
Repayments of long-term borrowings	(2,001)	(150,085)
Dividends paid to preferred shareholder	(3,792)	—
Dividends paid to common shareholders	(27,002)	(25,186)
Common stock issued, net of cancellations	6	302

Net cash (used in) provided by financing activities	(186,250)	172,212

Net increase in cash and cash equivalents	198,101	183,027
Cash and cash equivalents at beginning of period	580,507	237,465

Cash and cash equivalents at end of period	$778,608	$420,492

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$76,354	$82,758
Cash refunds for income taxes paid, net of payments	1,101	—

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation (“Valley”), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”) and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 12 below for more detail. Certain prior period amounts have been reclassified to conform to the current presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses, income taxes and the review of goodwill, loan servicing rights and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2008 audited financial statements filed on Form 10-K.

On April 14, 2009, Valley declared a five percent common stock dividend payable on May 22, 2009 to shareholders of record on May 8, 2009. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except for share data)
Net income	$37,384	$31,583
Dividends on preferred stock and accretion	4,224	—

Net income available to common stockholders	$33,160	$31,583

Basic weighted-average number of common shares outstanding	141,775,444	132,185,730
Plus: Common stock equivalents	8	137,286

Diluted weighted-average number of common shares outstanding	141,775,452	132,323,016

Earnings per share:
Basic	$0.23	$0.24
Diluted	0.23	0.24

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.7 million and 2.9 million common shares for the three months ended March 31, 2009 and 2008, respectively.

Note 3. Stock–Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “2009 LTSIP”), approved by shareholders on April 14, 2009. The 2009 LTSIP was established to replace the 1999 Long-Term Stock Incentive Plan which expired on January 19, 2009 (with approximately 1.7 million unissued shares remaining).

The purpose of the 2009 LTSIP is to provide additional incentive to officers and key employees of Valley and its subsidiaries whose substantial contributions are essential to the continued growth and success of Valley’s business in order to strengthen their commitment to Valley and its subsidiaries. The 2009 LTSIP is designed to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of Valley.

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. No shares were awarded under the 2009 LTSIP during the first quarter of 2009. The exercise price of each incentive stock option will be equal to the fair market value of Valley’s stock on the date of grant. An incentive stock option’s maximum term will be ten years and will be subject to a vesting schedule. The 2009 LTSIP expires in 2019.

Valley recorded stock-based employee compensation expense for existing incentive stock options and restricted stock awards of $1.1 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The prior year amount includes $856 thousand which was recognized for the immediate expensing of stock awards granted to retirement eligible employees during the three months ended March 31, 2008. There were no stock awards granted for retirement eligible employees during the three months ended March 31, 2009, therefore, no immediate expense was recognized during the period. The fair values of all other options are expensed over the service period which is usually equal to the vesting period. As of March 31, 2009, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $9.0 million and will be recognized over an average remaining vesting period of approximately three years.

The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with a remaining term approximating the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	N/A	3.4 - 5.1%
Dividend yield	N/A	4.3%
Volatility	N/A	21.0%
Expected term (in years)	N/A	7.3

N/A - not applicable. There were no stock options granted during the first quarter of 2009.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or their entire annual cash retainer and certain meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest 100 percent at the end of a five year vesting period. In February of 2009, the 2004 Director Restricted Stock Plan was amended to authorize the Board of Directors to accelerate the vesting of the restricted shares, at its discretion. There were no shares granted under the 2004 Director Restricted Stock Plan during the three months ended March 31, 2009. There were 89,892 restricted common shares outstanding under this plan as of March 31, 2009.

Note 4. Comprehensive Income

Valley’s components of other comprehensive income (“OCI”), net of deferred tax, include unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$37,384	$31,583

OCI, net of tax:
Net change in unrealized gains and losses on securities available for sale	18,256	1,194
Net change in non-credit impairment losses on securities	(2,340)	—
Net pension benefits adjustment	218	—
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(269)	—
Less reclassification adjustment for gains and losses included in net income	112	(317)

Total OCI	15,977	877

Total comprehensive income	$53,361	$32,460

Note 5. Business Combinations and Dispositions

Acquisition

The following business combination was accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the results of operations of the acquired companies have been included in Valley’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (approximately 9.1 million shares) and warrants (described below). The transaction generated approximately $115.3 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Greater Community Bank was merged into Valley National Bank as of the acquisition date.

Valley issued approximately 964 thousand warrants to purchase Valley’s common stock at $18.10 per share which are exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

Pro forma results of operations including Greater Community for the three months ended March 31, 2008 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during the three months ended March 31, 2008, and therefore have not been presented as discontinued operations in Valley’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” This standard amends the guidance in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Valley’s adoption of SFAS No. 160 on January 1, 2009 did not have a significant impact on Valley’s statement of condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Valley adopted SFAS No. 161 on January 1, 2009 and has included the applicable financial statement disclosures in Note 13 below.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires employers of public and nonpublic entities to disclose (a) more information about how investment allocation decisions are made; (b) provide more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements of FSP 132(R)-1 will be included in Valley’s financial statements beginning with the financial statements for the year ended December 31, 2009.

Effective January 1, 2009, Valley early adopted the provisions of FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and includes guidance on identifying circumstances that indicate a transaction in not in an orderly market. The FSP’s model includes (a) evaluating the significance and relevance of the factors to determine whether, based on the weight of the evidence, there has been a significant decrease in the volume and level of activity for the asset or liability; (b) if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transaction or the quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP also requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects. See Note 7 for discussion of the impact on the valuation of certain investment securities due to the adoption of the provisions of the FSP and the impact to the consolidated financial statements.

Effective January 1, 2009, Valley early adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments,” to require that (a) an entity separately present, in the financial statement where the components of accumulated other comprehensive income are reported, amounts recognized in accumulated other comprehensive income related to held-to-maturity and available-for-sale debt securities for which an other-than-temporary impairment has been recognized and (b) only the portion of the impairment related to a credit loss is recognized in earnings. The FSP also changes the guidance to state that management must assert (a) it does not have the intent to sell the security, and (b) if the entity does not intend to sell the security, it is not more likely than not it will be required to sell the security before recovery of its cost basis. This FSP requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold and there are additional credit losses. This FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. Valley’s adoption of the FSP resulted in an $8.6 million cumulative-effect adjustment, net of taxes to increase retained earnings with an offset to accumulated other comprehensive income as of January 1, 2009 for the non-credit component of debt securities for which other-than-temporary impairment was previously recognized.

On March 31, 2009, Valley early adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim periods. In addition, an entity shall disclose in the body of in the accompanying notes of its summarized financial information for interim periods and in its financial statements for annual reporting periods the fair value of all its financial instruments for which it is practical to estimate fair value. Valley has included the applicable fair value disclosures in Note 7 below.

Note 7. Fair Value Measurement of Assets and Liabilities

Valley uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities classified as available for sale and trading securities, residential mortgage loans held for sale, junior subordinated debentures issued to VNB Capital Trust I, and derivatives are recorded at fair value on a recurring basis.

Upon the adoption of SFAS No. 159 on January 1, 2007, Valley elected to measure residential mortgage loans held for sale and the junior subordinated debentures issued to VNB Capital Trust I at fair value as part of its on-going asset/liability management strategy. Valley believes the fair value elections reduce certain timing differences and better match changes in the value of these instruments with current actions by management to manage the balance sheet and interest rate risk.

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

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2009 and December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,380,891	$3,578	$1,245,891	$131,422
Trading securities	44,549	—	10,243	34,306
Loans held for sale (1)	40,328	—	40,328	—
Other assets (2)	3,136	—	3,136	—

Total assets	$1,468,904	$3,578	$1,299,598	$165,728

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$126,310	$—	$126,310	$—
Other liabilities (2)	1,575	—	1,575	—

Total liabilities	$127,885	$—	$127,885	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $39.4 million at March 31, 2009.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at March 31, 2009.

	December 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,435,442	$13,483	$1,421,959	$—
Trading securities	34,236	—	34,236	—
Loans held for sale (1)	4,542	—	4,542	—
Other assets (2)	3,334	—	3,334	—

Total assets	$1,477,554	$13,483	$1,464,071	$—

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$140,065	$—	$140,065	$—
Other liabilities (2)	2,008	—	2,008	—

Total liabilities	$142,073	$—	$142,073	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.47 million at December 31,

2008.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2008.

The following valuation techniques were used to measure fair value of financial instruments in the table above on a recurring basis during the three months ended March 31, 2009 and the year ended December 31, 2008 unless otherwise noted. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. Certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the lowest level of significant input is market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of FSP FAS No. 157-4, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value in accordance with SFAS No. 157 (fair values based on Level 3 inputs). During the first quarter of 2009, Valley utilized Level 3 inputs to determine the fair value of 6 trading securities with a fair value of $34.3 million and 39 available for sale securities with a fair value of $131.4 million. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security in an orderly market. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for certain trading securities, consisting of trust preferred securities, under Level 3, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated prospective cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. For a majority of the securities valued under Level 3, the discount rate actually utilized reflected orderly transactions of similar issued securities by the same obligor.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain trust preferred securities and private label mortgage-backed securities. The cash flows for the mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer.

For available for sale trust preferred securities, the resulting estimated prospective cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics.

For available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (a) the historical average risk premium of similar structured private label securities, (b) a risk premium reflecting current market conditions, including liquidity risk and (c) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value.

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains recognized for changes in fair value of mortgage loans held for sale during the three months ended March 31, 2009 and 2008 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to VNB Capital Trust I. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 2 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see details at Note 12) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three months ended March 31, 2009 and 2008.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using prices obtained from a third party advisor. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2009 and December 31, 2008.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Trading Securities		Available For Sale Securities
	(in thousands)
Balance at December 31, 2008	$—		$—
Net transfers into Level 3 (1)	34,236		115,343
Total net gains (losses) for the quarter included in:
Net income	70		—
Other comprehensive income	—		20,371
Purchases, sales, settlements, net	—		(4,292)

Balance at March 31, 2009	$34,306		$131,422

Net unrealized gains (losses) included in net income for the quarter relating to assets held at March 31, 2009 (2)	$70	(3)	$(2,171	)(4)

(1)	The amounts presented as transfers into Level 3 represent the fair value as of the beginning of the period presented. Amounts represent transfers from Level 2 of single-issuer trust preferred securities and private label mortgage-backed securities for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses for the period are included in the above table.
(2)	Represents net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the quarter.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008 require certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, to be written down to their fair market value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. The following nonrecurring items were adjusted by such fair measurements during the periods noted:

Loan servicing rights. For the three months ended March 31, 2009, Valley recognized impairment charges totaling $1.1 million on loan servicing rights due to the book value of certain stratums of the loan servicing rights portfolio exceeding the stratum’s estimated fair value at March 31, 2009. Fair values for each stratum are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. After the impairment charges, the loan servicing rights portfolio had a carrying value of $8.1 million at March 31, 2009 (See Note 9 for further information).

There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three months ended March 31, 2009 and 2008.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2009 and 2008:

Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Gains (Losses) on Change in Fair Value Three Months Ended March 31,
		2009	2008
		(in thousands)
Assets:
Available for sale securities	Net impairment losses on securities	$(2,171)	$(354)
Trading securities	Trading gains (losses), net	(536)	(404)
Loans held for sale	Gains on sales of loans, net	2,144	333

Liabilities:
Long-term borrowings*	Trading gains (losses), net	—	(1,072)
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	13,755	(1,715)

		$13,192	$(3,212)

*	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value under SFAS No. 159 which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at March 31, 2009.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. Below is management’s estimate of the fair value of financial instruments which were carried on the consolidated statements of financial condition at cost or amortized cost.

The fair value estimates below made at March 31, 2009 and December 31, 2008 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Investment securities held to maturity: Fair values are based on prices obtained through an independent pricing service or dealer market participants which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of FSP FAS No. 157-4, Valley reviewed the volume and level of activity for all classes of held to maturity securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value in accordance with SFAS No. 157. If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

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

Junior subordinated debentures issued to GCB Capital Trust III: The fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining life of the estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity U.S. Treasury security. Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I which are publicly traded in an active market.

The carrying amounts and estimated fair values of financial instruments were as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousand)
Financial assets:
Cash and due from banks	$241,187	$241,187	$237,497	$237,497
Interest bearing deposit with banks	537,421	537,421	343,010	343,010
Investment securities held to maturity	1,125,026	1,040,465	1,154,737	1,069,245
Investment securities available for sale	1,380,891	1,380,891	1,435,442	1,435,442
Trading securities	44,549	44,549	34,236	34,236
Loans held for sale, at fair value	40,328	40,328	4,542	4,542
Net loans	9,742,019	9,762,341	10,050,446	10,169,298
Accrued interest receivable	58,817	58,817	57,717	57,717
Federal Reserve Bank and Federal Home Loan Bank stock	142,926	142,926	150,476	150,476
Other assets*	3,136	3,136	3,334	3,334

Financial liabilities:
Deposits without stated maturities	5,762,064	5,762,064	5,611,664	5,611,664
Deposits with stated maturities	3,656,527	3,711,802	3,621,259	3,681,279
Short-term borrowings	301,175	296,814	640,304	635,767
Long-term borrowings	3,006,290	3,371,838	3,008,753	3,455,381
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $126,310 at March 31, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	151,618	148,830	165,390	162,936
Accrued interest payable	30,496	30,496	32,802	32,802
Other liabilities*	1,575	1,575	2,008	2,008

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at March 31, 2009 and December 31, 2008.

Note 8. Investment Securities

As of March 31, 2009, Valley had approximately $1.1 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by banks (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within Valley’s investment portfolio are participants in the Treasury’s TARP program. Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges. Approximately $12.4 million and $138.0 million of the residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities at March 31, 2009, while the remainder of the residential mortgage-backed securities are issued by U.S. government sponsored agencies. The private label mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $512 thousand and $25.4 million, respectively, at March 31, 2009.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency securities	$24,958	$65	$—	$25,023	$24,958	$65	$—	$25,023
Obligations of states and political subdivisions	196,161	2,749	(404)	198,506	201,858	2,428	(701)	203,585
Residential mortgage-backed securities	569,261	16,576	(514)	585,323	593,275	7,076	(785)	599,566
Trust preferred securities	281,826	—	(103,598)	178,228	281,824	229	(91,151)	190,902
Corporate and other debt securities	52,820	2,929	(2,364)	53,385	52,822	2,547	(5,200)	50,169

Total investment securities held to maturity	$1,125,026	$22,319	$(106,880)	$1,040,465	$1,154,737	$12,345	$(97,837)	$1,069,245

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$19,995	$(336)	$3,454	$(68)	$23,449	$(404)
Residential mortgage-backed securities	12,144	(189)	8,574	(325)	20,718	(514)
Trust preferred securities	64,198	(24,836)	114,030	(78,762)	178,228	(103,598)
Corporate and other debt securities	—	—	17,586	(2,364)	17,586	(2,364)

Total	$96,337	$(25,361)	$143,644	$(81,519)	$239,981	$(106,880)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$27,346	$(661)	$3,853	$(40)	$31,199	$(701)
Residential mortgage-backed securities	36,985	(785)	—	—	36,985	(785)
Trust preferred securities	89,816	(24,111)	88,642	(67,040)	178,458	(91,151)
Corporate and other debt securities	29,389	(4,677)	3,000	(523)	32,389	(5,200)

Total	$183,536	$(30,234)	$95,495	$(67,603)	$279,031	$(97,837)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads). The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2009 was 86 compared to 87 at

December 31, 2008. The unrealized losses reported on obligations of states and political subdivisions all relate to securities with investment grade ratings and are believed by management to have been caused not by credit risk, but changes in interest rates. Unrealized losses reported for residential mortgage-backed securities relate primarily to two AAA rated private label securities with a combined amortized cost of $12.4 million and an unrealized loss of $512 thousand at March 31, 2009. Due to an illiquid and inactive market, the fair values for both of these two securities were based upon internal cash flow models that use significant unobservable data (i.e., Level 3 inputs).

Unrealized losses reported for trust preferred securities relate to 40 single issuer bank trust preferred securities. Of the 40 trust preferred securities, 30 are investment grade and 10 are not rated as of March 31, 2009. Additionally, $28.8 million in unrealized losses at March 31, 2009 relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of each issuance. All of the trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults. Unrealized losses reported for corporate and other debt securities relate mainly to one A rated bank issued corporate bond with a $9.0 million amortized cost and an $2.3 million unrealized loss. The security is paying in accordance with its terms. Additionally, management analyzes the performance of the issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s first quarter review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution and have maintained performance levels adequate to support the contractual cash flows of the securities. Due to an illiquid and inactive market, Valley used Level 3 fair value measurements for 28 and 5 individual trust preferred securities and corporate bonds, respectively, out of a total of 40 and 7 of such instruments, respectively, classified as held to maturity at March 31, 2009.

Management does not believe that any individual unrealized loss as of March 31, 2009 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of December 31, 2008, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, Federal Home Loan Bank (“FHLB”) advances and for other purposes required by law, was $310.3 million.

The contractual maturities of investments in debt securities held to maturity at March 31, 2009 are set forth in the table below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$34,153	$34,214
Due after one year through five years	56,616	58,099
Due after five years through ten years	101,048	104,518
Due after ten years	363,948	258,311
Residential mortgage-backed securities	569,261	585,323

Total investment securities held to maturity	$1,125,026	$1,040,465

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.8 years at March 31, 2009.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency securities	$85,788	$115	$—	$85,903	$101,787	$785	$(8)	$102,564
Obligations of states and political subdivisions	46,453	993	(98)	47,348	47,371	930	(110)	48,191
Residential mortgage-backed securities	1,171,569	38,830	(25,565)	1,184,834	1,229,248	21,692	(35,554)	1,215,386
Trust preferred securities*	57,255	—	(33,555)	23,700	49,621	25	(20,299)	29,347
Corporate and other debt securities	11,915	1	(6,675)	5,241	11,919	—	(6,762)	5,157
Equity securities	49,422	342	(15,899)	33,865	49,383	31	(14,617)	34,797

Total investment securities available for sale	$1,422,402	$40,281	$(81,792)	$1,380,891	$1,489,329	$23,463	$(77,350)	$1,435,442

*	Includes three pooled trust preferred securities, principally collaterized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related investment securities available for sale at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$3,040	$(31)	$1,080	$(67)	$4,120	$(98)
Residential mortgage-backed securities	11,878	(102)	142,005	(25,463)	153,883	(25,565)
Trust preferred securities	6,567	(9,812)	17,133	(23,743)	23,700	(33,555)
Corporate and other debt securities	670	(203)	3,500	(6,472)	4,170	(6,675)
Equity securities	1,185	(190)	26,315	(15,709)	27,500	(15,899)

Total	$23,340	$(10,338)	$190,033	$(71,454)	$213,373	$(81,792)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$1,004	$(8)	$—	$—	$1,004	$(8)
Obligations of states and political subdivisions	3,515	(109)	856	(1)	4,371	(110)
Residential mortgage-backed securities	191,002	(24,902)	55,948	(10,652)	246,950	(35,554)
Trust preferred securities	18,334	(8,159)	8,948	(12,140)	27,282	(20,299)
Corporate and other debt securities	1,656	(290)	3,500	(6,472)	5,156	(6,762)
Equity securities	19,815	(11,092)	8,802	(3,525)	28,617	(14,617)

Total	$235,326	$(44,560)	$78,054	$(32,790)	$313,380	$(77,350)

The total number of security positions in the available for sale portfolio in an unrealized loss position at March 31, 2009 was 109 compared to 190 at December 31, 2008. The unrealized losses for residential mortgage-backed securities relate primarily to 14 individual securities issued by private institutions with a combined amortized cost of $159.9 million and unrealized losses totaling $25.3 million. Of these securities, 13 securities had AAA ratings and one had a non-investment grade rating at March 31, 2009. The non-investment grade security was other-than-temporarily impaired at December 31, 2008, which resulted in a $6.4 million impairment charge to earnings for the year ended December 31, 2008. Due to Valley’s early adoption of FSP FAS 115-2, this security’s amortized cost was increased by $6.2 million at January 1, 2009, representing the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008. At March 31, 2009, the security had an amortized cost of $15.0 million and an unrealized loss of $1.3 million based on Valley’s internally generated value. Based on Valley’s first quarter analysis, the security had no credit related or other impairment at March 31, 2009.

The unrealized losses for trust preferred securities relate to 19 single issuer bank trust preferred securities and 3 pooled trust preferred securities. All the single issuer trust preferred securities had investment grade ratings at March 31, 2009. These single issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, as previously noted above, management analyzes the performance of the bank issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s first quarter review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution and have maintained performance levels adequate to support the contractual cash flows of the securities.

Valley owns three pooled trust preferred securities, collateralized by trust preferred securities principally issued by banks, with a combined amortized cost and fair value of $26.5 million and $11.3 million, respectively at March 31, 2009. Two of the three securities were other-than-temporarily impaired at December 31, 2008 and resulted in an impairment charge of $7.8 million to earnings, as each of Valley’s tranches in the two securities had projected cash flows below their future contractual principal and interest payments. Due to Valley’s early adoption of FSP FAS 115-2, the amortized cost amounts for these securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008. In accordance with Valley’s early adoption of FSP FAS No. 157-4, Valley reviewed the volume and level of activity for both securities as of March 31, 2009 and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. As a result of Valley’s due diligence and correspondence with market participant dealers, Valley determined the fair value for each security should be calculated under a Level 3 valuation method as described in Note 7. Valley prepared present value cash flow models for each security utilizing market participant assumptions deemed reasonable by management and reflective of the value of the securities. As of March 31, 2009, the total fair value for the two securities was $2.1 million. Based upon management’s assessment, the total unrealized losses of $6.8 million on these securities at March 31, 2009 is solely attributable to factors other than credit.

The one other pooled trust preferred security’s rating was downgraded from AAA to BBB- by S&P in late January 2009 (as noted in our Annual Report on Form 10-K for the year ended December 31, 2008). The security is performing in accordance with its contractual terms and management has no present intent to sell (nor is it more likely than not that Valley will be required to sell such security) before market price recovery, which could be maturity. The overall issuance of $192 million includes one bank that has deferred interest payments and one bank in default of payment. The two issuers represent a combined 4.5 percent of the overall security. As part of its impairment analysis, management reviewed the underlying banks’ current financial performance, as well as their participation in the U.S. Department of the Treasury’s TARP program to assist management in applying the appropriate constant default rate to its cash flow projections for the security. At March 31, 2009, no other-than-temporary impairment was recorded for the security, as Valley’s super senior tranche of this security had projected cash flows no less than their future contractual principal and interest payments. The downgrade to the security’s rating in January 2009 did not change management’s assessment that the security is temporarily impaired.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to perpetual preferred securities. As allowed under the guidance issued by the Office of the Chief Accountant of the SEC in October 2008, these hybrid investments are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2009. Based on this analysis, management believes the decline in prices are attributable to a lack of liquidity in the marketplace and are not reflective of the underlying value of these instruments. All of the perpetual preferred securities have investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment, except as described in the section below, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not than Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. Management estimates the loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral specific assumptions and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of March 31, 2009. Three securities classified as available for sale, with an amortized cost basis of $38.7 million, were deemed to have other-than-temporary impairment totaling $5.9 million at March 31, 2009. Of the $5.9 million, $2.2 million was due to estimated credit losses and was charged to earnings and $3.7 million was recognized in other comprehensive income for the three months ended March 31, 2009. In evaluating the range of likely future cash flows for each of the three securities, Valley applied security specific as well as market assumptions, based on the credit characteristics of each security to multiple cash flow models as described in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Multiple present value cash flow analyses were utilized in determining future expected cash flows. Under certain stress scenarios estimated future losses may arise. For the three securities in which Valley recorded an other-than-temporary impairment, the average portfolio FICO score ranged from 718 to 727 and the weighted average loan to value ratio at origination was between 69 percent and 73 percent. Additional cash flow assumptions incorporated expected default rates ranging from 4.20 percent to 7.00 percent and loss severity expectations ranging from 54 percent to 59 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although management recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

As of March 31, 2009, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law, was $968.6 million.

The contractual maturities of investments in debt securities available for sale at March 31, 2009, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$5,757	$5,809
Due after one year through five years	33,854	34,682
Due after five years through ten years	4,293	4,100
Due after ten years	157,507	117,601
Residential mortgage-backed securities	1,171,569	1,184,834
Equity securities	49,422	33,865

Total investment securities available for sale	$1,422,402	$1,380,891

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 4.4 years at March 31, 2009.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Sales transactions:
Gross gains	$—	$402
Gross losses	(36)	(19)

	$(36)	$383

Maturities and other securities transactions:
Gross gains	$17	$116
Gross losses	(18)	—

	$(1)	$116

(Losses) gains on securities transactions, net	$(37)	$499

The following table presents the changes in the credit loss component of the amortized cost of debt securities classified as either held to maturity or available for sale that Valley has written down for such loss as an other-than-temporary impairment recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to January 1, 2009. Other-than-temporary impairment recognized in earnings in first quarter 2009 for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, the security matures or is fully written down.

Changes in the credit loss component of credit impaired debt securities were:

Three months ended March 31, 2009
(in thousands)
Balance, beginning of period	$549

Additions:
Initial credit impairments	2,171
Subsequent credit impairments	—

Reductions:
For securities sold	—

Balance, end of period	$2,720

Trading Securities

The fair values of trading securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Trust preferred securities	$34,306	$34,236
Corporate and other debt securities	10,243	—

Total trading securities	$44,549	$34,236

Interest income on trading securities totaled $1.7 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2007	$18,192	$54,537	$57,020	$50,086	$179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	39,103	50,736	25,479	115,411

Balance at December 31, 2008	$18,185	$93,640	$107,756	$75,565	$295,146

Balance at March 31, 2009	$18,185	$93,640	$107,756	$75,565	$295,146

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the third quarter of 2008, we recorded $115.3 million in goodwill in connection with the acquisition of Greater Community and $93 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. See Note 5 for further details on the transaction.

No impairment losses on goodwill or intangibles other than loan servicing rights were incurred during the three months ended March 31, 2009 and 2008.

The following table summarizes other intangible assets as of March 31, 2009 and December 31, 2008:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2009
Loan servicing rights	$67,043	$(57,288)	$(1,667)	$8,088
Core deposits	25,584	(11,357)	—	14,227
Other	5,792	(4,346)	—	1,446

Total other intangible assets	$98,419	$(72,991)	$(1,667)	$23,761

December 31, 2008
Loan servicing rights	$66,624	$(56,800)	$(532)	$9,292
Core deposits	38,177	(23,028)	—	15,149
Other	5,792	(4,279)	—	1,513

Total other intangible assets	$110,593	$(84,107)	$(532)	$25,954

Loan servicing rights are amortized using the amortization method permitted under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement 125,” as amended by the provisions of SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value. For the three months ended March 31, 2009 and 2008, Valley recognized impairment charges on its loan servicing rights of $1.1 million and $217 thousand, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “Other” included in the table below consists of customer lists and covenants not to compete. Customer lists and covenants not to compete are amortized over their expected life using a straight line method and have a weighted average amortization period of 14 years.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2009 through 2013:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2009	$2,037	$2,502	$200
2010	1,824	2,985	266
2011	1,374	2,544	234
2012	923	2,104	217
2013	695	1,663	114

Valley recognized amortization expense on other intangible assets (including impairment charges on loan servicing rights) of $2.8 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

Note 10. Pension Plan

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$1,304	$1,228
Interest cost	1,274	1,187
Expected return on plan assets	(1,429)	(1,474)
Amortization of prior service cost	149	137
Amortization of actuarial loss	227	90

Total net periodic pension expense	1,525	1,168
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(149)	(137)
Amortization of actuarial loss	(227)	(90)

	(376)	(227)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,149	$941

The fair value of qualified plan assets increased approximately $10.5 million, or 17.4 percent to $71.2 million at March 31, 2009 from $60.7 million at December 31, 2008. Valley contributed $5.0 million to the qualified plan during the three months ended March 31, 2009, based upon actuarial estimates. Valley does not expect to make any additional contributions during the remainder of 2009.

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $181.8 million as of March 31, 2009. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $99.7 million, or 54.9 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $722 thousand liability recorded as of March 31, 2009 relating to the standby letters of credit.

Note 12. Junior Subordinated Debentures Issued To Capital Trusts

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. GCB Capital Trust III was established by Greater Community prior to Valley’s acquisition of Greater Community, and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition on July 1, 2008. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities, qualify, and are treated by Valley as Tier I regulatory capital.

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value under SFAS No. 159. Net trading gains and losses included a $13.8 million gain for the three months ended March 31, 2009 and a $1.7 million loss for the three months ended March 31, 2008, for the changes in fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of March 31, 2009:

	March 31, 2009
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$126,310	$25,308
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $565 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

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

Valley’s potential future purchases of the trust preferred securities issued by the trusts or redemption of its junior subordinated debentures is not permitted for up to approximately three years, without prior consent, under the terms of the U.S. Department of Treasury’s TARP Capital Purchase Program. Valley elected to participate in and issue 300,000 nonvoting senior preferred shares under such program on November 14, 2008. See information under the caption “Capital Adequacy” in Management’s Discussion and Analysis section for further details.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at March 31, 2009 and December 31, 2008. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of March 31, 2009 and December 31, 2008, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 13. Derivative Instruments and Hedging Activities

Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate borrowings and fixed-rate loan assets.

Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November of 2008, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). On February 20, 2009, Valley re-designated the caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges (from January 1, 2009 through February 20, 2009) totaled a $369 thousand loss and was included in other expense for the three months ended March 31, 2009.

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

Fair Value Hedges of Interest Rate Risk. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2009, Valley had one interest rate swap with a notional amount of $9.3 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS No. 133. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities. During the fourth quarter 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2009, Valley had no outstanding derivatives that were not designated in hedging relationships.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Balance Sheet Location	March 31, 2009 Fair Value	December 31, 2008 Fair Value
		(in thousands)
Asset Derivatives

Derivatives designated as hedging instruments under SFAS No. 133:

Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$3,136	$2,090

Total derivatives designated as hedging instruments under SFAS No. 133		$3,136	$2,090

Derivatives not designated as hedging instruments under SFAS No. 133:

Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$—	$1,244

Total derivatives not designated as hedging instruments under SFAS No. 133		$—	$1,244

Liability Derivatives

Derivatives designated as hedging instruments under SFAS No. 133:

Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,575	$2,008

Total derivatives designated as hedging instruments under SFAS No. 133		$1,575	$2,008

Gains (losses) included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount reclassified from accumulated other comprehensive income to interest on short-term borrowings	$(48)	$—
Amount of gain (loss) recognized in other comprehensive income	(567)	—

No material ineffectiveness existed on the federal funds and prime interest rate caps during the three months ended March 31, 2009. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $5.2 million and $5.0 million at March 31, 2009 and December 31, 2008, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $794 thousand will be reclassified as an increase to interest expense.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as followings:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Derivative
Commercial loan interest rate swap:
Interest income - Interest and fees on loans	$433	$(431)

Hedged item
Commercial loan:
Interest income - Interest and fees on loans	(433)	431

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments under SFAS No. 133 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Non-designated hedge interest rate derivatives:
Other non-interest income	$369	$—
Trading gains (losses), net	1,984	—

Credit Risk Related Contingent Features. By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s credit policy department is responsible for establishing sound credit policy for counterparty risk and Valley’s executive risk committee monitors the risk limits.

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $2.0 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2009, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

Note 14. Income Taxes

Income tax expense was $16.2 million for the three months ended March 31, 2009, reflecting an effective tax rate of 30.3 percent, compared with $11.7 million for the same period of 2008, reflecting an effective tax rate of 27.1 percent. The increase compared to the prior comparable quarter was primarily due to lower tax advantaged income and increased state tax expense in the first quarter of 2009.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008. We assume no obligation for updating any such forward-looking statement at any time.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008. We identified our policies on the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in our investment portfolio could be negatively impacted by credit deterioration of security issuers caused by the current economic recession or illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to further impairments.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of financial condition. Note 1 of the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment. If the decline in value of an equity investment security is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation. For debt investment securities deemed to be other-than-temporarily impaired, the investment is written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. We recognized other-than-temporary impairment on securities of $2.2 million for the quarter ended March 31, 2009 for estimated credit losses on three private label mortgage-backed securities classified as available for sale as compared to other-than-temporary impairment of $354 thousand for the quarter ended March 31, 2008. Effective January 1, 2009, we early adopted FSP FAS No. 115-2 and FAS 157-4 (See Notes 6 and 8 to the consolidated financial statements for additional information).

Goodwill and Other Intangible Assets. Valley records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141. Goodwill totaling $295.1 million at March 31, 2009 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Changes in the actual outcome of these future tax consequences could impact our consolidated financial condition or results of operations.

In connection with determining its income tax provision under SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” we maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, we evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008, and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

Net income for the three months ended March 31, 2009 was $37.4 million compared to $31.6 million for the same period of 2008. The increase was largely due to (i) a $16.4 million increase in net trading gains which includes a $13.8 million gain on the change in the fair value of Valley’s junior subordinated debentures carried at fair value in the first quarter of 2009 compared to a loss of $1.7 million on such debentures for the same period of 2008 and (ii) a $14.0 million increase in net interest income due to loan growth since March 31, 2008 and loans acquired through the acquisition of Greater Community Bancorp (“Greater Community”) on July 1, 2008, partially offset by (iii) a $9.5 million increase in non-interest expense caused by higher operating expenses relating to the addition of Greater Community’s 16 full-service branches, 7 de novo branches opened since March 31, 2008, and a $2.9 million increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, (iv) a $6.0 million increase in the provision of credit losses due to higher net charge-offs and deterioration in economic conditions and (v) a $2.2 million other-than-temporary impairment charge on three private label mortgage-backed securities during the 2009 period as compared to $354 thousand in impairment charges for the 2008 period. Adjusting for a five percent stock dividend declared April 14, 2009, payable May 22, 2009 to shareholders of record on May 8, 2009, fully diluted earnings per common share were $0.23 for the first quarter of 2009 as compared to $0.24 per share for the first quarter of 2008. Accrued preferred dividends and accretion of the discount on preferred stock issued by Valley in November 2008 reduced fully diluted earnings per common share by $0.03 for the three months ended March 31, 2009. All common share data presented in this report was adjusted to reflect the stock dividend.

Given the state of the U.S. economy, the low level of our loan delinquencies and losses relative to our peers and other struggling financial institutions, management believes that our credit quality remains good. However, our performance ratios for the first quarter of 2009 do reflect the negative impact of the current financial crisis. Valley’s total loans past due in excess of 30 days were 1.34 percent of our total loan portfolio of $9.8 billion as of March 31, 2009 compared to 1.06 percent of total loans at December 31, 2008. Loans past due in excess of

90 days and still accruing declined to 0.14 percent of total loans at March 31, 2009 as compared to 0.15 percent of total loans at December 31, 2008 mainly due to the migration of certain commercial and commercial mortgage loans to non-accrual loans during the first quarter of 2009. Valley’s non-accrual loans increased $14.3 million to $47.4 million, or 0.48 percent of total loans at March 31, 2009 as compared to $33.1 million, or 0.33 percent of total loans at December 31, 2008 mainly due to two commercial and two commercial mortgage relationships. In general, our non-accrual loans are well secured and, as a result, we do not expect potential losses on such loans to be near their current outstanding levels. Valley’s management strives to maintain superior credit quality through its conservative loan underwriting policy; however, due to the current credit market conditions and the potential for additional macroeconomic recessionary pressures in 2009, management cannot predict that Valley’s loan portfolio will continue to perform at levels experienced during the three months ended March 31, 2009. See “Non-performing Assets” section at page 52 for further analysis of Valley’s credit quality.

As previously disclosed (including in our Annual Report on Form 10-K for the year ended December 31, 2008), Valley completed its $300 million nonvoting senior preferred stock issuance to the U.S. Treasury under its TARP Capital Purchase Program on November 14, 2008. The issuance brought additional strength to Valley’s already well-capitalized position (See “Capital Adequacy” section below). Although, it was not necessary for us to raise additional capital, Valley elected to participate in the program as an insurance policy against a prolonged downturn in the U.S. economy and a chance to better position us for acquisition opportunities that may result from further disruption in the financial markets. During the first quarter of 2009, we continued to utilize the TARP funds in our lending operations. We originated over $300 million in new loans during the three months ended March 31, 2009 despite a decline in our overall loan portfolio mainly caused by low consumer demand for auto loans, our sale of most residential loan originations due to the low interest rate environment, seasonal declines in usage of our commercial lines of credit, and our strict underwriting standards.

As the U.S. Government asked the largest 19 banks to stress test their balance sheets, Valley has independently evaluated its future capital needs by applying tests to Valley’s balance sheet under varied and extreme economic scenarios. The results of our stress analysis suggest our capital levels will continue to be adequate; however our management team and board of directors remain cognizant of the potential pitfalls that may be yet to come in this severe downturn in the financial markets. We may request permission from our regulators to repay a portion of our TARP funds in an amount and timeframe both consistent with the underlying credit risk of Valley and the duration and severity of the decline in the economic environment.

During the first quarter, loans decreased $305.8 million to approximately $9.8 billion at March 31, 2009. Our automobile loan portfolio declined by $119.2 million and has decreased for three consecutive quarters mainly due to low consumer demand for new and used automobiles, as well as Valley’s move to strengthen its already conservative auto loan underwriting standards in light of the current economic conditions. Residential mortgage loans decreased $104.3 million during the first quarter of 2009 due to our sale or intention to sell (i.e., loans held for sale are presented separate from the loan portfolio on the consolidated statements of financial condition and increased $35.8 million to $40.3 million at March 31, 2009) most conforming refinanced loans and new loan originations in the secondary market. The loan sales are based on the current low level of interest rates and our management strategies for balance sheet and interest rate risk. Commercial loans also declined $76.8 million partly due to seasonal declines in the usage of commercial lines of credit by our customers. We may experience further declines in automobile and residential mortgage loans during 2009 if the economy continues to weaken and we maintain our current asset/liability management strategies.

Deposits increased $185.7 million during the first quarter of 2009 to approximately $9.4 billion at March 31, 2009 compared to $9.2 billion at December 31, 2008. At March 31, 2009, non-interest bearing deposits, savings, NOW, and money market, and time deposits increased by $87.5 million, $62.9 million and $35.3 million, respectively, as compared to December 31, 2008. The increases in both non-interest bearing and money market deposits is partly due to the migration of customer securities sold under agreements to repurchase (“repo”) sweep account balances (recorded as short-term borrowings) into these accounts. The lower customer repo balances can be attributed to the Company’s reduction in collateral positions to support the repo product and lower interest rates which reduce the customers’ incentive to overnight sweep their demand deposit balances. Time deposits increased mainly due to growth in municipal certificates of deposit during the first quarter of 2009.

For the three months ended March 31, 2009, we reported an annualized return on average shareholders’ equity (“ROE”) of 10.94 percent and an annualized return on average assets (“ROA”) of 1.03 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 14.29 percent for the first quarter of 2009. The comparable ratios for the first quarter of 2008 were an annualized ROE of 13.25 percent, an annualized ROA of 1.00 percent, and an annualized ROATE of 16.86 percent. All of the above ratios were negatively impacted by other-than-temporary impairment charges. These impairment charges totaled $2.2 million ($1.4 million after taxes) on three private label mortgage-backed securities during the first quarter of 2009 as compared to $324 thousand ($230 thousand) of impairment charges recognized on two financial institutions’ common stock and one Freddie Mac perpetual preferred stock in the first quarter of 2008.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Net income	$37,384	$31,583

Average shareholders’ equity	1,367,247	953,240
Less: Average goodwill and other intangible assets	(320,635)	(203,798)

Average tangible shareholders’ equity	$1,046,612	$749,442

Annualized ROATE	14.29%	16.86%

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

Net Interest Income

Net interest income on a tax equivalent basis increased $13.8 million or 14.2 percent to $110.8 million for the first quarter of 2009 compared to the same quarter of 2008. The increase from the first quarter of 2008 was mainly a result of a $1.5 billion increase in average loans and a $7.1 million or 62 basis point decline in funding costs on average interest bearing liabilities, partially offset by a 58 basis point decline in the yield on average interest earning assets and a $1.2 billion increase in average interest bearing liabilities. Both the declines in cost and yield resulted mainly from a decrease in short-term interest rates as the average target federal funds rate decreased approximately 322 basis points for the first quarter of 2009 compared to the same 2008 period. Average loan and deposit balances grew as compared to the three months ended March 31, 2008 in part due to growth through de novo branching and the acquisition of Greater Community on July 1, 2008.

For the first quarter of 2009, average loans, average federal funds sold and other interest bearing deposits, and average investment securities increased $1.5 billion, $139.7 million, and $63.3 million, respectively, as compared to the first quarter of 2008. Average investment securities increased $268.2 million as compared to the fourth quarter of 2008, while average federal funds sold and other interest bearing deposits declined $106.5 million. During the 2009 period, management reallocated overnight federal funds sold positions and principal paydowns on loans mainly to trading investment securities during the period. Compared to the fourth quarter of 2008, average loans decreased by $92.7 million primarily due to a decline in our auto loan portfolio caused by the slowdown in new and used car sales coupled with our strict underwriting standard, as well as refinance activity in our residential mortgage portfolio which was sold in the secondary market due to the low level of current interest rates.

Average interest bearing liabilities for the quarter ended March 31, 2009 increased approximately $1.2 billion or 11.9 percent compared with the same quarter of 2008. Compared to the fourth quarter of 2008, average interest bearing liabilities decreased $114.8 million or 1.0 percent. Average total interest bearing deposits increased $155.4 million or 2.2 percent from the fourth quarter of 2008 mainly due to higher municipal certificates of deposit balances, time deposit initiatives through our branch network, and higher savings, NOW, and money market account balances caused in part by the migration of customer repo balances (classified as short-term borrowings). Average short-term borrowings decreased $272.8 million or 37.5 percent from the linked quarter due to the maturity of $200 million in short-term FHLB advances and lower customer repo balances as lower interest rates reduced the customers’ incentive to overnight sweep their demand deposits balances, as well as the balances that migrated to other interest bearing deposit products as the Company reduced its collateral positions to support the repo product during the first quarter of 2009.

Interest on loans, on a tax equivalent basis decreased $7.0 million or 4.6 percent for the first quarter of 2009 compared to the fourth quarter of 2008 due to the aforementioned decline in average loan balances combined with a 22 basis point decrease in the tax equivalent yield on average loans as compared to the linked quarter. Interest from investments, on a tax equivalent basis, increased $3.3 million for the three months ended March 31, 2009 compared to the quarter ended December 31, 2008 mainly due to higher average balances as management reinvested overnight federal funds sold and other interest bearing deposits and principal paydowns on loans into U.S. agency mortgage-backed securities and corporate bonds insured under the FDIC’s Temporary Liquidity Guarantee Program.

Interest expense for the three months ended March 31, 2009 decreased $5.7 million or 7.2 percent compared to the quarter ended December 31, 2008 resulting mainly from lower interest rates on savings, NOW, and money market accounts, normal repricing of higher cost certificates of deposit maturities at lower interest rates, and a decrease in the average short-term borrowings caused by the maturity of $200 million in FHLB advances and a reduction in customer repo balances due to the current low level of interest rates.

The net interest margin on a fully tax equivalent basis for the first quarter of 2009 was 3.35 percent, unchanged as compared to the first quarter of 2008 and an increase of 5 basis points from the linked fourth quarter of 2008. The increase from the linked quarter was largely the result of a continued decline in our cost of funds during the first quarter of 2009 as higher cost time deposits matured and repriced at lower interest rates, as well as higher average investment balances, partially offset by a decrease in the yield on average loans.

The following table reflects the components of net interest income for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2009			December 31, 2008			March 31, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$10,015,090	$143,859	5.75%	$10,107,769	$150,810	5.97%	$8,539,812	$135,638	6.35%
Taxable investments (3)	2,663,019	36,618	5.50	2,387,822	33,201	5.56	2,590,800	36,394	5.62
Tax-exempt investments (1)(3)	245,791	3,649	5.94	252,823	3,765	5.96	254,701	4,100	6.44
Federal funds sold and other interest bearing deposits	331,091	230	0.28	437,565	158	0.14	191,384	1,496	3.13

Total interest earning assets	13,254,991	184,356	5.56	13,185,979	187,934	5.70	11,576,697	177,628	6.14

Allowance for loan losses	(94,487)			(88,924)			(72,775)
Cash and due from banks	245,636			235,549			211,595
Other assets	1,115,270			1,117,030			867,749
Unrealized losses on securities available for sale, net	(50,150)			(57,005)			(813)

Total assets	$14,471,260			$14,392,629			$12,582,453

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,565,543	$5,887	0.66%	$3,512,391	$8,661	0.99%	$3,386,570	$14,065	1.66%
Time deposits	3,653,422	30,179	3.30	3,551,132	31,600	3.56	2,918,671	30,488	4.18

Total interest bearing deposits	7,218,965	36,066	2.00	7,063,523	40,261	2.28	6,305,241	44,553	2.83
Short-term borrowings	454,774	2,551	2.24	727,550	3,522	1.94	406,726	2,307	2.27
Long-term borrowings (4)	3,166,137	34,894	4.41	3,163,624	35,421	4.48	2,977,234	33,742	4.53

Total interest bearing liabilities	10,839,876	73,511	2.71	10,954,697	79,204	2.89	9,689,201	80,602	3.33

Non-interest bearing deposits	2,160,116			2,096,770			1,876,223
Other liabilities	104,021			96,335			63,789
Shareholders’ equity	1,367,247			1,244,827			953,240

Total liabilities and shareholders’ equity	$14,471,260			$14,392,629			$12,582,453

Net interest income/interest rate spread (5)		110,845	2.85%		108,730	2.81%		97,026	2.81%

Tax equivalent adjustment		(1,281)			(1,323)			(1,444)

Net interest income, as reported		$109,564			$107,407			$95,582

Net interest margin (6)			3.31%			3.26%			3.30%
Tax equivalent adjustment			0.04			0.04			0.05

Net interest margin on a fully tax equivalent basis (6)			3.35%			3.30%			3.35%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2009 Compared with March 31, 2008
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$21,990	$(13,769)	$8,221
Taxable investments	1,002	(778)	224
Tax-exempt investments*	(140)	(311)	(451)
Federal funds sold and other interest bearing deposits	649	(1,915)	(1,266)

Total increase (decrease) in interest income	23,501	(16,773)	6,728

Interest Expense:
Savings, NOW and money market deposits	707	(8,885)	(8,178)
Time deposits	6,798	(7,107)	(309)
Short-term borrowings	270	(26)	244
Long-term borrowings and junior subordinated debentures	2,100	(948)	1,152

Total increase (decrease) in interest expense	9,875	(16,966)	(7,091)

Increase in net interest income	$13,626	$193	$13,819

*	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the first quarter of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Trust and investment services	$1,645	$1,768
Insurance premiums	2,993	3,372
Service charges on deposit accounts	6,637	6,581
(Losses) gains on securities transactions, net	(37)	499
Net impairment losses on securities recognized in earnings	(2,171)	(354)
Trading gains (losses), net	13,219	(3,191)
Fees from loan servicing	1,176	1,252
Gains on sales of loans, net	2,144	333
Gains on sales of assets, net	174	93
Bank owned life insurance	1,371	3,240
Other	3,834	5,634

Total non-interest income	$30,985	$19,227

Non-interest income represented 14.5 percent and 9.8 percent of total interest income plus non-interest income for the first quarter of 2009 and 2008, respectively. Non-interest income increased $11.8 million or 61.2 percent for the first quarter of 2009 compared with the same period in 2008, mainly due to an increase in net trading gains and net gains on sales of loans, partially offset by decreases in bank owned life insurance (“BOLI”) income and other non-interest income and an increase in net impairment losses on securities.

Net impairment losses on securities increased by $1.8 million to $2.2 million for the three months ended March 31, 2009 compared to $354 thousand for the same period of 2008. The 2009 period included other-than-temporary impairment charges for estimated credit losses on three private label mortgage-backed securities and the 2008 period included total other-than-temporary impairment charges on two common equity securities issued by banks and one perpetual preferred security issued by Freddie Mac.

Net trading gains increased $16.4 million to a gain of $13.2 million for the first quarter of 2009 from a net loss of $3.2 million for the same period of 2008. The increase in net trading gains is mainly due to a $13.8 million gain on the change in the fair value of Valley’s junior subordinated debentures carried at fair value in the first quarter of 2009 compared to a loss of $1.7 million for the same period in 2008. Net trading gains also included a loss of $1.1 million on the change in fair value of a FHLB advance held at fair value in the first quarter of 2008 (no FHLB advances were held at fair value in the first quarter of 2009).

Net gains on sale of loans increased $1.8 million to $2.1 million for the quarter ended March 31, 2009 mainly due to the sale of approximately $50 million of residential mortgages originated in the first quarter of 2009 and a mark to market gain on loans held for sale at fair value as of March 31, 2009. Valley is currently selling most conforming refinanced and new residential mortgage loan originations in the secondary market due to the historically low level of current interest rates. As of January 1, 2007, Valley elected to carry all of its loans held for sale at fair value under the fair value option provision of SFAS No. 159.

BOLI income decreased $1.9 million for the three months ended March 31, 2009 compared with the same period of 2008, mainly due to the severe downturn in financial markets and its negative impact on the performance of the underlying investment securities of the BOLI asset.

Other non-interest income decreased $1.8 million for the first quarter of 2009 compared with the same period in 2008 mainly due to a $1.6 million gain in the first quarter of 2008 resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of Visa Inc.’s initial public offering that occurred in March of 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Salary expense	$32,447	$30,163
Employee benefit expense	9,270	8,955
Net occupancy and equipment expense	15,551	13,481
Amortization of other intangible assets	2,816	1,746
Professional and legal fees	2,092	2,289
Advertising	845	376
Other	13,925	10,468

Total non-interest expense	$76,946	$67,478

Non-interest expense increased approximately $9.4 million, or 14.0 percent to $76.9 million for the quarter ended March 31, 2009 from $67.5 million for the quarter ended March 31, 2008 partially due to Valley’s acquisition of Greater Community and its 16 full-service branches on July 1, 2008, as well as 7 de novo branches opened since March 31, 2008.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 54.75 percent and 58.77 percent for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to an increase in net interest income mainly caused by a decline in the cost of average interest bearing deposits, and an increase in non-interest income, partially offset by higher non-interest expense. We strive to maintain a low efficiency ratio through diligent management of its operating expenses and balance sheet. However, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased a combined $2.6 million, or 6.6 percent for the three months ended March 31, 2009 compared with the same period in 2008. The increase is mainly due to additional operating expenses related to the acquired Greater Community branches and the de novo branches opened during the last twelve months, including increases in payroll taxes, health care insurance and pension costs.

Net occupancy and equipment expense increased $2.1 million, or 15.4 percent for the three months ended March 31, 2009 compared with the same period in 2008. The increase is largely due to the addition of 16 full-service branches from the acquisition of Greater Community, as well as 7 de novo branches since March 31, 2008.

Amortization of other intangible assets consists of amortization expense recognized on loan servicing rights, core deposits, and other intangibles, as well as periodic impairment charges on such asset increased $1.1 million to $2.8 million for the three months ended March 31, 2009. For the three months ended March 31, 2009 and 2008, Valley recognized impairment charges totaling $1.1 million and $217 thousand, respectively, on loan servicing rights due to the book value of certain stratums of the loan servicing rights portfolio exceeding their estimated fair value at the end of each period.

Other non-interest expense increased $3.5 million or 33.0 percent to $13.9 million for the quarter ended March 31, 2009 mainly due to a $2.9 million increase in FDIC insurance premiums caused by the depletion of our prior period FDIC acquisition credit, higher assessment rates and our election to participate in the FDIC’s Temporary Liquidity Guaranteed program. The remaining increase in other non-interest expense was primarily due to general increases caused by Valley’s de novo branching efforts since the 2008 period and the acquisition of Greater Community.

Income Taxes

Income tax expense was $16.2 million for the three months ending March 31, 2009, reflecting an effective tax rate of 30.3 percent, compared with $11.7 million for the same period of 2008, reflecting an effective tax rate of 27.1 percent. The increase compared to the prior comparable quarter was primarily due to lower tax advantaged income and increased state tax expense in the first quarter of 2009.

Management expects that Valley’s adherence to FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2009, Valley anticipates an effective tax rate of approximately 30 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment. Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,081,333	$5,933,757	$3,239,901	$—	$13,254,991
Income before income taxes	14,059	20,425	14,854	4,284	53,622
Annualized return on average interest earnings assets (pre-tax)	1.38%	1.38%	1.83%	NA	1.62%
NA - not applicable
	Three Months Ended March 31, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,059,710	$4,480,102	$3,036,885	$—	$11,576,697
Income (loss) before income taxes	16,654	19,425	16,364	(9,112)	43,331
Annualized return on average interest earnings assets (pre-tax)	1.64%	1.73%	2.16%	NA	1.50%
NA - not applicable

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

For the three months ended March 31, 2009, income before income taxes decreased $2.6 million to $14.1 million, compared with the three months ended March 31, 2008. The return on average interest earning assets before income taxes decreased to 1.38 percent compared with 1.64 percent for the prior year period. The decrease was primarily due to a higher provision for loan losses, partially offset by an increase in net interest income and gains on sales of residential mortgage loans. The provision for loan losses increased $4.5 million to $6.9 million when compared to $2.4 million for the same period last year primarily as a result of increases in automobile net charge-offs, reserves for non-accrual loans and other factors identified by management. Net interest income increased $2.0 million to $36.4 million when compared to $34.4 million for the same period last year, primarily as a result of a $5.5 million decrease in interest expense partially offset by a $3.5 million decrease in interest income. The average yield on loans decreased 37 basis points to 5.65 percent, while the interest expense associated with funding sources decreased 55 basis points to 2.08 percent.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the last twelve month, the Federal Reserve has incrementally decreased the target federal funds rate five times causing the average federal funds rate to decline by 322 basis points for the first quarter of 2009 as compared to the same quarter of 2008. Many of our earning assets in the commercial lending segment are priced based on Valley’s prime rate (set by Valley management based on various internal and external factors) or the New York prime rate. As a result of the Federal Reserve rate cuts, Valley’s prime rate has moved from 5.25 percent at March 31, 2008 to 4.50 percent at March 31, 2009 while the New York prime rate dropped even further to 0.25 percent at the end of the first quarter of 2009 from 2.25 percent at March 31, 2008. Beginning in the fourth quarter of 2008, we started to actively implement interest rate floors within the loan terms of many of our new and renewed prime based loans to help stabilize our net interest income.

For the three months ended March 31, 2009, income before income taxes increased $1.0 million to $20.4 million compared with the three months ended March 31, 2008, primarily due to an increase in net interest income, partially offset by increases in the provision for loan losses and internal transfer expense. The return on average interest earning assets before income taxes was 1.38 percent compared with 1.73 percent for the prior year period. The increase in net interest income was primarily due to average interest earnings increasing $1.5 billion to $5.9 billion due to the acquisition of Greater Community in the third quarter of 2008 and organic loan growth since the 2008 period. Partially offsetting the increase was an 80 basis point decrease in yield on average loans mainly caused by the decline in short-term market interest rates. The cost associated with our funding sources decreased 55 basis points to 2.08 percent for the three months ended March 31, 2009.

Investment Management

The investment management segment is mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold. The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, as the composition of the investment portfolio shifts to a more liquid basis, the sensitivity to market interest rate will increase. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment charges of investment securities are reflected in the corporate and other adjustments segment.

For the three months ended March 31, 2009, income before income taxes decreased $1.5 million to $14.9 million compared with the three months ended March 31, 2008, primarily due to a decrease in non-interest income and an higher internal transfer expense, partially offset by an increase in net interest income. The increase in net interest income is partially due to average investments increasing $203.0 million to $3.2 billion during the first quarter of 2009. The return on average interest earning assets before income taxes decreased to 1.83 percent compared with 2.16 percent for the prior year period. The average yield on investments decreased 53 basis points to 5.26 percent and the cost associated with funding sources also decreased 55 basis points to 2.08 percent.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including net trading and securities gains (losses) not classified in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments.

The income before income taxes for the corporate segment increased $13.4 million to $4.3 million for the three months ended March 31, 2009 when compared with a loss of $9.1 million income for the three months ended March 31, 2008. The increase was primarily due to higher non-interest income and internal transfer income, partially offset with higher non-interest expense. The increase in non-interest income is mainly due to $13.8 million change in the fair value of Valley’s junior subordinated debentures carried at fair value in the first quarter of 2009 compared with a loss of $1.7 million on such debentures for the same period of 2008. Non-interest expense increased $7.0 million to $54.3 million at March 31, 2009 mainly due to an increase in FDIC insurance premiums caused by depletion of our prior acquisition credit, higher assessment rates, and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program; a $1.1 million impairment charge recognized on the fair value of loan servicing rights during the first quarter of 2009; and higher operating expenses related to acquisition of Greater Community and de novo branching.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities. With the adoption of SFAS No. 159, management has the fair value measurement option available for new financial assets, financial liabilities (excluding deposit liabilities which are withdrawable on demand), and derivative transactions potentially entered into as part of its on-going interest rate risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2009. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2009. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2009. Although the size of Valley’s balance sheet is forecasted to remain constant as of March 31, 2009, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the first quarter of 2009. The model utilizes an immediate parallel shift in the market interest rates at March 31, 2009.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2009
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)
+3.00%	$23,573	5.11
+2.00	15,028	3.26
+1.00	4,356	0.94
(1.00)	(20,562)	(4.46)

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, the likelihood of a 100 basis point decrease in interest rates as of March 31, 2009 was considered to be unlikely given current interest rate levels. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At March 31, 2009, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $2.3 billion and $2.1 billion at March 31, 2009 and December 31, 2008, respectively, representing 17.6 percent and 16.4 percent of earning assets, and 15.8 percent and 14.2 percent of total assets at March 31, 2009 and December 31, 2008, respectively. Of the $2.3 billion of liquid assets at March 31, 2009, approximately $1.2 billion of various investment securities were pledged to counter parties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $4.1 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of existing residential mortgages, commercial mortgages, and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.8 billion for the first quarter of 2009 and $7.4 billion for the year ended December 31, 2008, representing 59.2 percent and 59.7 percent of average earning assets at March 31, 2009 and December 31, 2008, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While, at March 31, 2009, there were no firm lending commitments in place, management believes that we could borrow approximately $1.1 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During April 2009, we expanded our ability to borrow from the discount window to over $400 million from approximately $150 million at March 31, 2009, as we provided additional collateral loans consisting primarily of automobile loans.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings include federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased approximately $339.1 million to $301.2 million at March 31, 2009 compared to $640.3 million at December 31, 2008 primarily due to a $200 million decrease in short-term FHLB advances, and a $145.0 million decrease in customer repos due to a migration of funds to non-interest bearing and money market deposits. At March 31, 2009, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. See “Capital Adequacy” section below regarding restrictions to such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of our bank subsidiary.

Historically, Valley also used cash to repurchase shares of its outstanding common stock, from time to time, under its share repurchase program, purchase preferred securities issued by VNB Capital Trust I (and extinguish the corresponding junior subordinated debentures) in the open market, or call for early redemption part of its junior subordinated debentures issued to VNB Capital Trust I at their stated par value. The cash required for these activities was met by using Valley’s own funds and dividends received from Valley National Bank. On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. Valley is currently evaluating whether to request permission from its regulators to repay all or part of the Capital Purchase Program funds to the Treasury. See “Executive Summary” section above for more information regarding our results of our evaluation or intent to repay Capital Purchase Program funds.

Investment Securities Portfolio

As of March 31, 2009, Valley had approximately $1.1 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by banks (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within Valley’s investment portfolio are participants in the Treasury’s TARP program. Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges.

Other-Than-Temporary Impairment Analysis. Management evaluates the held to maturity and available for sale investment securities portfolios quarterly for other-than-temporary impairment under the provisions of FSP FAS 115-2 adopted effective January 1, 2009 (see more details at Note 6 and 8). Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (a) whether we intend to sell the security, and (b) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances apply to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances apply to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold equity security investments until they recover in value, mature, or are called.

•

Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such debt securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

The investment grades in the table below reflect multiple third parties independent analysis of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not reflect the actual credit quality of each investment.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2009:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity:
Investment grades*
AAA Rated	$629,719	$17,366	$(527)	$646,558
AA Rated	101,589	1,407	(955)	102,041
A Rated	210,807	1,612	(39,194)	173,225
BBB Rated	55,675	1,897	(18,946)	38,626
Not rated	127,236	37	(47,258)	80,015

Total investment securities held to maturity	$1,125,026	$22,319	$(106,880)	$1,040,465

Available for sale:
Investment grades*
AAA Rated	$1,246,327	$39,156	$(24,241)	$1,261,242
AA Rated	64,141	462	(21,786)	42,817
A Rated	40,476	134	(14,512)	26,098
BBB Rated	32,733	127	(15,821)	17,039
Non-investment grade	21,254	300	(5,036)	16,518
Not rated	17,471	102	(396)	17,177

Total investment securities available for sale	$1,422,402	$40,281	$(81,792)	$1,380,891

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $127.2 million in investments not rated by the rating agencies with aggregate unrealized losses of $47.3 million at March 31, 2009. The unrealized losses for this category relate to 10 single-issuer bank trust preferred securities, of which $28.8 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million at March 31, 2009. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of each issuance. All of the trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our first quarter review, all 10 issuers appear to meet the regulatory minimum requirements to be considered “well-capitalized” financial institution. Although these financial institutions were performing at the end of this quarter, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities would require us to take an other-than-temporary impairment charge and an FDIC receivership for any single-issuer would result in a significant loss. See Note 8 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $21.3 million and $16.5 million, respectively, at March 31, 2009. The $5.0 million in unrealized losses for this category mainly relate to one private label mortgage-backed security and one pooled trust preferred security (which was found to be other-than-temporarily impaired at December 31, 2008). See the section below and Note 8 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

Other-Than-Temporarily Impaired Securities. Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. We estimate loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral specific assumptions and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of March 31, 2009. Three securities classified as available for sale, with an amortized cost basis of $38.7 million, were deemed to have other-than-temporary impairment totaling $2.2 million for estimated credit losses at March 31, 2009. In evaluating the range of likely future cash flows for each of the three securities, Valley applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models as described in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the three securities in which Valley recorded an other-than-temporary impairment, the average portfolio FICO score ranged from 718 to 727 and the weighted average loan to value ratio at origination was between 69 percent and 73 percent. Additional cash flow assumptions incorporated expected default rates ranging from 4.20 percent to 7.00 percent and loss severity expectations ranging from 54 percent to 59 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section above for further discussion of this policy.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the periods presented:

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	($ in thousands)
Commercial	$1,888,564	$1,965,372	$1,905,469	$1,680,337	$1,584,190

Total commercial loans	1,888,564	1,965,372	1,905,469	1,680,337	1,584,190

Construction	504,416	510,519	470,006	399,279	399,069
Residential mortgage	2,165,641	2,269,935	2,297,868	2,228,197	2,128,949
Commercial mortgage	3,347,568	3,324,082	3,204,537	2,564,605	2,443,719

Total mortgage loans	6,017,625	6,104,536	5,972,411	5,192,081	4,971,737

Home equity	598,467	607,700	600,623	537,913	542,162
Credit card	9,531	9,916	9,872	9,459	9,338
Automobile	1,245,192	1,364,343	1,474,328	1,531,537	1,483,067
Other consumer	78,553	91,823	94,578	92,768	76,990

Total consumer loans	1,931,743	2,073,782	2,179,401	2,171,677	2,111,557

Total loans*	$9,837,932	$10,143,690	$10,057,281	$9,044,095	$8,667,484

As a percent of total loans:
Commercial loans	19.2%	19.4%	18.9%	18.6%	18.3%
Mortgage loans	61.2	60.2	59.4	57.4	57.3
Consumer loans	19.6	20.4	21.7	24.0	24.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $7.4 million, $4.8 million, $3.9 million, $3.0 million and $3.2 million, at March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

During the first quarter of 2009, we continued to extend credit to new and existing customers while maintaining our conservative underwriting standards. However the overall portfolio declined by $305.8 million or 12.1 percent on an annualized basis, to approximately $9.8 billion at March 31, 2009 as compared to December 31, 2008 primarily due to management’s decision to sell most conforming refinanced and new residential mortgage loan originations (priced at the current low level of interest rates) in the secondary market, as well as the continued and decline in our automobile portfolio caused by the lack of consumer demand and our underwriting standards. The remaining linked quarter decrease is mainly attributable to an expected seasonal decrease in commercial loans, partially offset by an increase in commercial mortgage loans.

Total mortgage loans decreased $86.9 million to approximately $6.0 billion at March 31, 2009 from a quarter ago mainly due to a $104.3 million decrease in the residential mortgage loan portfolio, partially offset by a $23.5 million increase in commercial mortgage loans. As a result of our current asset/liability management strategies, management decided to sell most conforming refinanced residential mortgage loans and new loan originations (bearing low stated interest rates) in the secondary market to manage the duration and interest rate risk of our balance sheet. The increase in commercial mortgage loans is mainly the result of the expansion of Valley’s lending teams through its growing branch network coupled with the continued benefits from the dislocation in the credit markets for new loans with quality borrowers.

Commercial loans decreased $76.8 million from December 31, 2008 to approximately $1.9 billion at March 31, 2009 partly due to normal seasonal declines in customer usage of commercial lines of credit.

The consumer loan portfolio decreased $142.0 million or 27.4 percent on an annualized basis, to approximately $1.9 billion at March 31, 2009 mainly due to the decline in the automobile portfolio of $119.2 million. Our automobile loan portfolio has declined for three consecutive quarters mainly due to low consumer demand for such products, as well as Valley’s move to strengthen its already conservative auto loan underwriting standards in light of the current economic conditions.

We may experience further declines in automobile and residential mortgage loans during 2009 if the economy continues to weaken and we maintain our current asset/liability management strategies and underwriting standards.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of one aircraft and automobiles at March 31, 2009. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$13,486	$15,557	$12,677	$11,249	$7,796

Non-accrual loans	47,388	33,073	30,663	27,559	31,832
Other real estate owned	5,241	8,278	7,119	4,416	233
Other repossessed assets	4,346	4,317	4,060	4,158	1,202

Total non-performing assets	$56,975	$45,668	$41,842	$36,133	$33,267

Troubled debt restructured loans	$7,757	$7,628	$9,353	$8,895	$8,906
Total non-performing loans as a % of loans	0.48%	0.33%	0.30%	0.30%	0.37%
Total non-performing assets as a % of loans	0.58%	0.45%	0.42%	0.40%	0.38%
Allowance for loans losses as a %of non-performing loans	202.40%	281.93%	287.51%	267.53%	229.07%

Non-accrual loans, mostly collateralized, increased $14.3 million to $47.4 million at March 31, 2009 from $33.1 million at December 31, 2008. The increase was mainly due to two commercial loans totaling $7.8 million and two commercial mortgage loans totaling $2.0 million. OREO declined due to the transfer of one office property to fixed assets during the first quarter of 2009, as Valley will utilize the location for additional bank lending and retail services. No residential mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at March 31, 2009.

Loans 90 days or more past due and still accruing, which were excluded from the non-performing category, are also presented in the table above. These loans decreased $2.1 million, to $13.5 million, or 0.14 percent of total loans at March 31, 2009 from $15.6 million, or 0.15 percent of total loans at December 31, 2008, mainly due to the migration of certain commercial and commercial mortgage loans to non-accrual status. Loans past due 90 days or more and still accruing include matured performing loans in the normal process of renewal which totaled approximately $913 thousand and $4.0 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, all of the loans 90 days or more past due and still accruing represent most loan types and are generally well secured. Management believes the current level of delinquencies reflects the strength of its underwriting policies given the difficult economic climate, and is relatively small in comparison to the credit problems being reported by other financial service providers. At March 31, 2009, no residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing interest.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are presented in the table above. These restructured loans totaled $7.8 million and $7.6 million at March 31, 2009 and December 31, 2008, respectively. Restructured loans consist of 6 commercial loans and 7 commercial lease relationships at March 31, 2009. One of the commercial loan relationships had an unused line of credit and an unfunded construction loan commitment totaling $2.4 million at March 31, 2009.

Total loans past due in excess of 30 days were 1.34 percent of all loans at March 31, 2009 and 1.06 percent at December 31, 2008. we strive to keep the loans past due in excess of 30 days at these relatively low levels, however, due to the current economic downturn there is no guarantee that our delinquency levels will not continue to increase.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods indicated:

Allowance for Credit Losses

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	($ in thousands)
Average loans outstanding	$10,015,090	$10,107,769	$8,539,812

Beginning balance:
Allowance for credit losses	$94,738	$89,761	$74,935

Loans charged-off	(8,041)	(7,417)	(4,602)
Recoveries	799	762	697

Net charge-offs	(7,242)	(6,655)	(3,905)
Provision for credit losses	9,981	11,632	4,000

Ending balance:
Allowance for credit losses	$97,477	$94,738	$75,030

Components of allowance for credit losses:
Allowance for loan losses	$95,913	$93,244	$72,917
Reserve for unfunded letters of credit	1,564	1,494	2,113

Allowance for credit losses	$97,477	$94,738	$75,030

Components of provision for credit losses:
Provision for loan losses	$9,910	$11,741	$4,158
Provision for unfunded letters of credit	71	(109)	(158)

Provision for credit losses	$9,981	$11,632	$4,000

Annualized net charge-offs as a percentage of average total loans	0.29%	0.26%	0.18%
Allowance for loan losses as a percentage of total loans	0.97%	0.92%	0.84%
Allowance for credit losses as a percentage of total loans	0.99%	0.93%	0.87%

At March 31, 2009, the allowance for credit losses totaled $97.5 million compared with $94.7 million at December 31, 2008. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $7.2 million for the three months ended March 31, 2009 compared with $6.7 million for three months ended December 31, 2008. The provision during the first quarter of 2009 reflects an increase in reserves for non-accrual loans, the current state of the U.S. economy, and other factors identified by management.

The allowance for credit losses as a percentage of total loans increased 6 basis points to 0.99 percent at March 31, 2009 as compared to December 31, 2008 and increased 12 basis points as compared to March 31, 2008. The quarter over quarter increase was mainly the result of an increase in reserves for non-accrual, management’s outlook on the U.S. economy, as well as other factors identified during the quarterly analysis of the allowance.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocation as a percentage of each loan category:

Allocation of Allowance for Credit Losses

	March 31, 2009		December 31, 2008		March 31, 2008
	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category
Loan category:

Commercial*	$47,796	2.53%	$44,163	2.25%	$32,071	2.02%

Mortgage:
Construction	15,621	3.10	15,885	3.11	11,799	2.96
Residential mortgage	4,750	0.22	4,434	0.20	3,310	0.16
Commercial mortgage	9,824	0.29	10,035	0.30	9,611	0.39

Total mortgage loans	30,195	0.50	30,354	0.50	24,720	0.50

Consumer:
Home equity	1,702	0.28	1,696	0.28	1,611	0.30
Other consumer	11,419	0.86	12,622	0.86	9,717	0.62

Total consumer loans	13,121	0.68	14,318	0.69	11,328	0.54

Unallocated	6,365	N/A	5,903	N/A	6,911	N/A

	$97,477	0.99	$94,738	0.93	$75,030	0.87

*	Includes the reserve for unfunded letters of credit.
N/A	- not applicable.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2009 and December 31, 2008, shareholders’ equity totaled approximately $1.4 billion for both periods, or 9.6 percent and 9.3 percent of total assets, respectively. Included in shareholders’ equity as a component of accumulated other comprehensive loss at March 31, 2009 was a $25.4 million net unrealized loss on investment securities available for sale, net of deferred tax as compared to a $32.7 million net unrealized loss, net of deferred tax at December 31, 2008. Also, included as a component of accumulated other comprehensive loss at March 31, 2009 was $23.0 million, representing the unfunded portion of Valley’s various pension obligations and a $5.2 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Our senior preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. The senior preferred shares are 100 percent allowable in Tier I Capital for Regulatory purposes.

Our senior preferred shares and the warrant issued under the TARP program qualify and are accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by us within that timeframe. During the three months ended March 31, 2009, $474 thousand was amortized to retained earnings. For additional information see “Capital Adequacy” under Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.1 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley made no purchases of its outstanding shares during the first quarter of 2009. No further repurchases, without the Treasury’s consent, will be made under the terms of the nonvoting senior preferred shares sold to the Treasury while the shares are outstanding and owned by the Treasury.

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

Valley’s and Valley National Bank’s actual capital positions and ratios at March 31, 2009 and December 31, 2008, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of March 31, 2009

Total Risk-based Capital
Valley	$1,495,347	13.9%	$860,280	8.0%	$	N/A	N/A	%
Valley National Bank	1,202,011	11.2	859,231	8.0		1,074,039	10.0

Tier I Risk-based Capital
Valley	1,297,869	12.1	430,140	4.0		N/A	N/A
Valley National Bank	1,004,533	9.4	429,615	4.0		644,423	6.0

Tier I Leverage Capital
Valley	1,297,869	9.2	566,443	4.0		N/A	N/A
Valley National Bank	1,004,533	7.1	565,463	4.0		706,829	5.0

As of December 31, 2008

Total Risk-based Capital
Valley	$1,475,776	13.2%	$895,751	8.0%	$	N/A	N/A	%
Valley National Bank	1,190,129	10.6	894,556	8.0		1,118,196	10.0

Tier I Risk-based Capital
Valley	1,281,038	11.4	447,876	4.0		N/A	N/A
Valley National Bank	995,391	8.9	447,278	4.0		670,917	6.0

Tier I Leverage Capital
Valley	1,281,038	9.1	563,256	4.0		N/A	N/A
Valley National Bank	995,391	7.1	562,346	4.0		702,932	5.0

N/A	- not applicable

Valley’s capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2009 and December 31, 2008. Upon the adoption of FIN 46 in 2003, Valley de-consolidated its capital trust. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits were scheduled to become effective on March 31, 2009, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule issued in March 2005, Valley included all of its outstanding trust preferred securities in Tier I capital at March 31, 2009 and December 31, 2008. See Note 12 for additional information.

Book value per share amounted to $7.73 at March 31, 2009 and $7.56 at December 31, 2008. Tangible book value per share amounted to $5.48 at March 31, 2009 and $5.30 at December 31, 2008. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)
Common shares outstanding	141,775,940	141,775,232

Shareholders’ equity	$1,387,837	$1,363,609
Less: Preferred stock	292,013	291,539
Less: Goodwill and other intangible assets	318,907	321,100

Tangible shareholders’ equity	$776,917	$750,970

Tangible book value per common share	$5.48	$5.30

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

The primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by net income per common share. Valley’s rate of earnings retention, derived by dividing undistributed earnings per common share by net income per common share was 17.4 percent for the quarter ended March 31, 2009 compared with 20.8 percent for the quarter ended March 31, 2008. Cash dividends declared amounted to $0.19 per common share for the first quarter of 2009, equivalent to a dividend pay-out ratio per common share of 82.6 percent, compared with 79.2 percent for the same period in 2008. Additionally, dividend pay-outs at this level cannot be assured in the future. Under Bank Interagency Guidance, the Office of the Controller of the Currency has cautioned banks to look at the dividend payout ratio to insure that banks are able to lend to credit worthy borrowers. The Board continued the cash dividend unchanged during the first quarter of 2009 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 45 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended March 31, 2009.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:

A. Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on December 19, 2008.

B. By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

(10)	Material Contracts:
The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended.*

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: May 11, 2009	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 11, 2009	/s/ Alan D. Eskow
Alan D. Eskow
Executive Vice President and Chief Financial Officer