Form 10-Q
period 2009-06-30
VALLEY NATIONAL BANCORP
filed 2009-08-10
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 143,008,655 shares were outstanding as of August 5, 2009.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$253,206	$237,497
Interest bearing deposits with banks	89,853	343,010
Investment securities:
Held to maturity, fair value of $1,512,779 at June 30, 2009 and $1,069,245 at December 31, 2008	1,575,972	1,154,737
Available for sale	1,319,544	1,435,442
Trading securities	32,821	34,236

Total investment securities	2,928,337	2,624,415

Loans held for sale, at fair value	27,596	4,542
Loans	9,618,377	10,143,690
Less: Allowance for loan losses	(100,761)	(93,244)

Net loans	9,517,616	10,050,446

Premises and equipment, net	271,062	256,343
Bank owned life insurance	302,014	300,058
Accrued interest receivable	57,359	57,717
Due from customers on acceptances outstanding	5,252	9,410
Goodwill	295,631	295,146
Other intangible assets, net	24,412	25,954
Other assets	359,693	513,591

Total Assets	$14,132,031	$14,718,129

Liabilities
Deposits:
Non-interest bearing	$2,333,195	$2,118,249
Interest bearing:
Savings, NOW and money market	3,843,513	3,493,415
Time	3,143,739	3,621,259

Total deposits	9,320,447	9,232,923

Short-term borrowings	193,281	640,304
Long-term borrowings	2,971,829	3,008,753
Junior subordinated debentures issued to capital trusts (includes fair value of $150,743 at June 30, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	176,034	165,390
Bank acceptances outstanding	5,252	9,410
Accrued expenses and other liabilities	146,292	297,740

Total Liabilities	12,813,135	13,354,520

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; issued 225,000 shares at June 30, 2009 and 300,000 shares at December 31, 2008	219,333	291,539
Common stock, no par value, authorized 200,430,392 shares; issued 143,766,225 shares at June 30, 2009 and 143,722,114 shares at December 31, 2008	50,631	48,228
Surplus	1,047,146	1,047,085
Retained earnings	81,785	85,234
Accumulated other comprehensive loss	(33,191)	(60,931)
Treasury stock, at cost (1,922,451 common shares at June 30, 2009 and 1,946,882 common shares at December 31, 2008)	(46,808)	(47,546)

Total Shareholders’ Equity	1,318,896	1,363,609

Total Liabilities and Shareholders’ Equity	$14,132,031	$14,718,129

*	Share data reflects the five percent common stock dividend issued on May 22, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$141,358	$134,613	$285,213	$270,242
Interest and dividends on investment securities:
Taxable	34,147	36,065	69,492	70,207
Tax-exempt	2,389	2,470	4,761	5,135
Dividends	2,709	2,345	3,982	4,597
Interest on federal funds sold and other short-term investments	218	406	448	1,902

Total interest income	180,821	175,899	363,896	352,083

Interest Expense
Interest on deposits:
Savings, NOW, and money market	5,796	11,155	11,683	25,220
Time	26,106	27,162	56,285	57,650
Interest on short-term borrowings	579	2,212	3,130	4,519
Interest on long-term borrowings and junior subordinated debentures	35,227	32,792	70,121	66,534

Total interest expense	67,708	73,321	141,219	153,923

Net Interest Income	113,113	102,578	222,677	198,160
Provision for credit losses	13,064	5,800	23,045	9,800

Net Interest Income after Provision for Credit Losses	100,049	96,778	199,632	188,360

Non-Interest Income
Trust and investment services	1,592	1,744	3,237	3,512
Insurance premiums	2,577	2,264	5,570	5,636
Service charges on deposit accounts	6,563	7,041	13,200	13,622
Gains on securities transactions, net	288	425	251	924
Other-than-temporary impairment losses on securities	—	(1,383)	(5,905)	(1,737)
Portion recognized in other comprehensive income (before taxes)	(2,434)	—	1,300	—

Net impairment losses on securities recognized in earnings	(2,434)	(1,383)	(4,605)	(1,737)
Trading losses, net	(18,631)	(301)	(5,412)	(3,492)
Fees from loan servicing	1,193	1,195	2,369	2,447
Gains on sales of loans, net	2,432	391	4,576	724
Gains (losses) on sales of assets, net	175	(8)	349	85
Bank owned life insurance	1,397	2,905	2,768	6,145
Other	4,459	3,681	8,293	9,315

Total non-interest (loss) income	(389)	17,954	30,596	37,181

Non-Interest Expense
Salary expense	31,397	30,138	63,844	60,301
Employee benefit expense	7,938	6,897	17,208	15,852
Net occupancy and equipment expense	14,344	12,775	29,895	26,256
FDIC insurance assessment	10,279	231	13,431	475
Amortization of other intangible assets	1,011	1,402	3,827	3,148
Professional and legal fees	2,147	1,897	4,239	4,186
Advertising	322	341	1,167	717
Other	10,668	10,278	21,441	20,502

Total non-interest expense	78,106	63,959	155,052	131,437

Income Before Income Taxes	21,554	50,773	75,176	94,104
Income tax expense	6,557	9,290	22,795	21,038

Net Income	14,997	41,483	52,381	73,066
Dividends on preferred stock and accretion	5,789	—	10,013	—

Net Income Available to Common Stockholders	$9,208	$41,483	$42,368	$73,066

Earnings Per Common Share:*
Basic	$0.06	$0.31	$0.30	$0.55
Diluted	0.06	0.31	0.30	0.55
Cash Dividends Declared per Common Share*	0.19	0.19	0.38	0.38
Weighted Average Number of Common Shares Outstanding:*
Basic	141,804,034	132,252,624	141,789,818	132,219,176
Diluted	141,804,908	132,371,581	141,790,489	132,343,069

*	Share data reflects the five percent common stock dividend issued on May 22, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$52,381	$73,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,834	7,407
Amortization of compensation costs pursuant to long-term stock incentive plans	2,147	3,271
Provision for credit losses	23,045	9,800
Net amortization of premiums and accretion of discounts on securities	1,776	(187)
Amortization of other intangible assets	3,827	3,148
Gains on securities transactions, net	(251)	(924)
Net impairment losses on securities recognized in earnings	4,605	1,737
Proceeds from sales of loans held for sale	178,966	35,246
Gains on loans held for sale, net	(4,576)	(724)
Origination of loans held for sale	(197,444)	(35,700)
Net change in trading securities	1,415	655,120
Gains on sales of assets, net	(349)	(85)
Change in fair value of borrowings carried at fair value	10,678	930
Net change in cash surrender value of bank owned life insurance	(2,768)	(6,145)
Net decrease in accrued interest receivable and other assets	134,167	120,612
Net decrease in accrued expenses and other liabilities	(158,348)	(20,033)

Net cash provided by operating activities	56,105	846,539

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	185,043	7,545
Proceeds from maturities and prepayments of investment securities available for sale	207,180	377,782
Purchases of investment securities available for sale	(225,878)	(685,321)
Purchases of investment securities held to maturity	(636,201)	(179,153)
Proceeds from maturities and prepayments of investment securities held to maturity	216,262	84,169
Net decrease (increase) in loans	509,848	(556,609)
Proceeds from bank owned life insurance	812	—
Proceeds from sales of premises and equipment	374	700
Purchases of premises and equipment	(19,336)	(16,114)

Net cash provided by (used in) investing activities	238,104	(967,001)

Cash flows from financing activities:
Net increase in deposits	87,524	281,399
Net decrease in short-term borrowings	(447,023)	(172,594)
Advances of long-term borrowings	—	400,000
Repayments of long-term borrowings	(36,001)	(253,237)
Redemption of preferred stock	(75,000)	—
Dividends paid to preferred shareholder	(7,729)	—
Dividends paid to common shareholders	(54,007)	(50,355)
Common stock issued, net of cancellations	579	765

Net cash (used in) provided by financing activities	(531,657)	205,978

Net (decrease) increase in cash and cash equivalents	(237,448)	85,516
Cash and cash equivalents at beginning of period	580,507	237,465

Cash and cash equivalents at end of period	$343,059	$322,981

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$147,164	$155,187
Cash paid for federal and state income taxes	27,596	30,051

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year. Valley has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses, income taxes, security valuations and the review of goodwill, loan servicing rights and investment securities for impairment. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2008 audited financial statements filed on Form 10-K.

On May 22, 2009, Valley issued a five percent common stock dividend to shareholders of record on May 8, 2009. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands, except for share data)
Net income	$14,997	$41,483	$52,381	$73,066
Dividends on preferred stock and accretion	5,789	—	10,013	—

Net income available to common stockholders	$9,208	$41,483	$42,368	$73,066

Basic weighted-average number of common shares outstanding	141,804,034	132,252,624	141,789,818	132,219,176
Plus: Common stock equivalents	874	118,957	671	123,893

Diluted weighted-average number of common shares outstanding	141,804,908	132,371,581	141,790,489	132,343,069

Earnings per share:
Basic	$0.06	$0.31	$0.30	$0.55
Diluted	0.06	0.31	0.30	0.55

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled 6.6 million for both the three and six months ended June 30, 2009 compared to 2.8 million for both the three and six months ended June 30, 2008.

Note 3. Stock – Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “2009 LTSIP”), approved by shareholders on April 14, 2009. The purpose of the 2009 LTSIP is to provide additional incentive to officers and key employees of Valley and its subsidiaries whose substantial contributions are essential to the continued growth and success of Valley. The 2009 LTSIP replaced the 1999 Long-Term Stock Incentive Plan which expired on January 19, 2009 (with approximately 1.7 million unissued shares remaining).

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. Valley granted stock options and restricted stock awards totaling 7 thousand and 16 thousand shares, respectively, during the three and six months ended June 30, 2009. All stock options granted during 2009 were to non-executive officers and employees. The exercise price of each incentive stock option is equal to the fair market value of Valley’s common stock on the date of grant. An incentive stock option’s maximum term to exercise is 10 years from the date of grant and subject to a vesting schedule.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $936 thousand and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. The $3.2 million expense for the six months ended June 30, 2008 includes $856 thousand which was immediately recognized for stock awards granted to retirement eligible employees. There were no stock awards granted to retirement eligible employees during the six months ended June 30, 2009, therefore, no immediate expense was recognized during the period. The fair values of all other stock awards are expensed over the vesting period. As of June 30, 2009, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $8.0 million and will be recognized over an average remaining vesting period of approximately 3 years.

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

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.1 - 4.0%	3.4 - 5.1%
Dividend yield	4.5%	4.3%
Volatility	24.0%	21.0%
Expected term (in years)	6.7	7.3

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or their entire annual cash retainer and certain meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest 100 percent at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. Valley granted approximately 20 thousand shares under the 2004 Director Restricted Stock Plan during the six months ended June 30, 2009. There were approximately 103 thousand restricted shares outstanding under this plan as of June 30, 2009.

Note 4. Comprehensive Income

Valley’s components of other comprehensive income (“OCI”), net of deferred tax, include unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective January 1, 2009), unrealized gains (losses) on derivatives used in cash flow hedging relationships, and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)
Net income	$14,997	$41,483	$52,381	$73,066

OCI, net of tax:
Net change in unrealized gains and losses on securities available for sale	18,000	(26,340)	32,585	(25,376)
Net change in non-credit impairment losses on securities	(1,861)	—	(517)	—
Net pension benefits adjustment	219	264	437	264
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	2,593	169	2,385	169
Less reclassification adjustment for gains and losses included in net income	1,404	577	1,455	490

Total OCI	20,355	(25,330)	36,345	(24,453)

Total comprehensive income	$35,352	$16,153	$88,726	$48,613

Note 5. Business Combinations and Dispositions

Acquisition

On July 1, 2008, Valley acquired Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (approximately 9.1 million shares) and warrants (described below). The transaction generated approximately $115.8 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Greater Community Bank was merged into Valley National Bank as of the acquisition date.

Valley issued approximately 964 thousand warrants to purchase Valley’s common stock at $18.10 per share which are exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

Pro forma results of operations including Greater Community for the three and six months ended June 30, 2008 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during six months ended June 30, 2008, and therefore have not been presented as discontinued operations in Valley’s consolidated financial statements.

Note 6. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is effective for all business combinations closing after January 1, 2009 and could have a significant impact on Valley’s accounting for business combinations on or after such date.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for Valley’s financial statements for periods ending after June 15, 2009. SFAS No. 165 did not have a significant impact on Valley’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The new standard (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS No. 167 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the

SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. Valley does not expect its adoption of the Codification as of July 1, 2009 to significantly impact its consolidated financial statements.

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

Effective January 1, 2009, Valley early adopted the provisions of FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and includes guidance on identifying circumstances that indicate a transaction is not in an orderly market. The FSP’s model includes (a) evaluating the significance and relevance of the factors to determine whether, based on the weight of the evidence, there has been a significant decrease in the volume and level of activity for the asset or liability; (b) if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transaction or the quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP also requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects. See Note 7 for discussion of the impact on valuation of certain investment securities due to the adoption of the provisions of the FSP and the impact to the consolidated financial statements.

Effective January 1, 2009, Valley early adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments,” to require that (a) an entity separately present, in the financial statement where the components of accumulated other comprehensive income are reported, amounts recognized in accumulated other comprehensive income related to held-to-maturity and available-for-sale debt securities for which an other-than-temporary impairment has been recognized and (b) only the portion of the impairment related to a credit loss is recognized in earnings. The FSP also changes the guidance to state that management must assert (a) it does not have the intent to sell the security, and (b) if the entity does not intend to sell the security, it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis. This FSP requires that an entity recognize non-credit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by increasing the carrying value of the asset unless the security is subsequently sold and there are additional credit losses. This FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. Valley’s adoption of the FSP resulted in an $8.6 million cumulative-effect adjustment, net of taxes to increase retained earnings with an offset to accumulated other comprehensive loss as of January 1, 2009 for the non-credit component of losses on debt securities for which other-than-temporary impairment was previously recognized.

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

On April 1, 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141(R)-1 amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP No. 141(R)-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No.141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP No. 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP No. 141(R)-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations after January 1, 2009.

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

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2009 and December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Investment securities:
Available for sale:
Obligations of states and political subdivisions	$40,341	$—	$40,341	$—
Residential mortgage-backed securities	1,107,989	—	1,012,520	95,469
Trust preferred securities	32,818	—	15,169	17,649
Corporate and other debt securities	94,594	—	93,589	1,005
Equity securities	43,802	4,888	30,497	8,417

Total available for sale	1,319,544	4,888	1,192,116	122,540
Trading securities	32,821	—	—	32,821
Loans held for sale (1)	27,596	—	27,596	—
Other assets (2)	7,807	—	7,807	—

Total assets	$1,387,768	$4,888	$1,227,519	$155,361

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$150,743	$—	$150,743	$—
Other liabilities (2)	1,111	—	1,111	—

Total liabilities	$151,854	$—	$151,854	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $27.3 million at June 30, 2009.

(2)	Derivative financial instruments are included in this category.

(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at June 30, 2009.

	December 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Investment securities:
Available for sale	$1,435,442	$13,483	$1,421,959	$—
Trading securities	34,236	—	34,236	—
Loans held for sale (1)	4,542	—	4,542	—
Other assets (2)	3,334	—	3,334	—

Total assets	$1,477,554	$13,483	$1,464,071	$—

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$140,065	$—	$140,065	$—
Other liabilities (2)	2,008	—	2,008	—

Total liabilities	$142,073	$—	$142,073	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.47 million at December 31, 2008.

(2)	Derivative financial instruments are included in this category.

(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2008.

The following valuation techniques were used to measure the fair value of financial instruments in the table above on a recurring basis during the six months ended June 30, 2009 and the year ended December 31, 2008 unless otherwise noted. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. Certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the lowest level of significant input is market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of FSP FAS No. 157-4 on January 1, 2009, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value in accordance with SFAS No. 157 (fair values based on Level 3 inputs). In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain trust preferred securities, corporate debt securities, and private label mortgage-backed securities. The cash flows for the mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities and corporate debt securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer.

For available for sale trust preferred securities and corporate debt securities, the resulting estimated prospective cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value.

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

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains recognized for changes in fair value of mortgage loans held for sale during the three and six months ended June 30, 2009 and 2008 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to VNB Capital Trust I. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 2 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see details at Note 12) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three and six months ended June 30, 2009 and 2008.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using prices obtained from a third party advisor. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2009 and December 31, 2008.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of period	$34,306		$131,422		$—		$—
Net transfers into Level 3 (1)	—		—		34,236		115,343
Total net gains (losses) for the period included in:
Net income	4,215		—		4,285		—
Other comprehensive income	—		(1,878)		—		18,493
Purchases, sales, settlements, net	(5,700)		(7,004)		(5,700)		(11,296)

Balance, end of period	$32,821		$122,540		$32,821		$122,540

Net unrealized gains (losses) included in net income for the period relating to assets held at June 30, 2009 (2)	$4,193	(3)	$(2,434	) (4)	$4,263	(3)	$(4,605	) (4)

(1)	The amounts presented as transfers into Level 3 represents the fair value as of the beginning of the periods presented. Amounts represent transfers from Level 2 of single-issuer trust preferred securities and private label mortgage-backed securities for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses for the period are included in the above table.

(2)	Represents net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value.

(3)	Included in trading losses, net within the non-interest income category on the consolidated statements of income.

(4)	Represents the net impairment losses on securities recognized in earnings for the period.

Valley’s significant accounting policies presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008 require certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of income. The following nonrecurring items were adjusted by such fair value measurements during the periods noted.

Loan servicing rights. For the second quarter of 2009, Valley recognized a $681 thousand recovery of previously recognized impairment charges on loan servicing rights through a valuation allowance. Impairment charges are recognized on loan servicing rights when the book value of certain stratums of the loan servicing rights portfolio exceed the stratum’s estimated fair value. Fair values for each stratum are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Valley’s loan servicing rights had a carrying value of $9.3 million (net of a $986 thousand valuation allowance) at June 30, 2009. See Note 9 for further information.

There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three or six months ended June 30, 2009 and 2008.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2009 and 2008:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
			(in thousands)
Assets:
Available for sale securities	Net impairment losses	$(2,434)	$(1,383)	$(4,605)	$(1,737)
Trading securities	Trading losses, net	5,802	(2,158)	5,266	(2,562)
Loans held for sale	Gains on sales of loans, net	2,432	391	4,576	724
Liabilities:
Long-term borrowings *	Trading losses, net	—	(122)	—	(1,194)
Junior subordinated debentures issued to capital trusts	Trading losses, net	(24,433)	1,979	(10,678)	264

		$(18,633)	$(1,293)	$(5,441)	$(4,505)

*	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value under SFAS No. 159 which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at June 30, 2009.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. Below is management’s estimate of the fair value of financial instruments which were carried on the consolidated statements of financial condition at cost or amortized cost.

The fair value estimates below made at June 30, 2009 and December 31, 2008 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

Cash and due from banks and interest bearing deposits with banks: The carrying amount is considered to be a reasonable estimate of fair value.

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

Junior subordinated debentures issued to GCB Capital Trust III: The fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining life of the estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity U.S. Treasury security. Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

The carrying amounts and estimated fair values of financial instruments were as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$253,206	$253,206	$237,497	$237,497
Interest bearing deposit with banks	89,853	89,853	343,010	343,010
Investment securities held to maturity	1,575,972	1,512,779	1,154,737	1,069,245
Investment securities available for sale	1,319,544	1,319,544	1,435,442	1,435,442
Trading securities	32,821	32,821	34,236	34,236
Loans held for sale, at fair value	27,596	27,596	4,542	4,542
Net loans	9,517,616	9,507,551	10,050,446	10,169,298
Accrued interest receivable	57,359	57,359	57,717	57,717
Federal Reserve Bank and Federal Home Loan Bank stock	140,946	140,946	150,476	150,476
Other assets*	7,807	7,807	3,334	3,334
Financial liabilities:
Deposits without stated maturities	6,176,708	6,176,708	5,611,664	5,611,664
Deposits with stated maturities	3,143,739	3,191,812	3,621,259	3,681,279
Short-term borrowings	193,281	185,667	640,304	635,767
Long-term borrowings	2,971,829	3,172,753	3,008,753	3,455,381
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $150,743 at June 30, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	176,034	174,869	165,390	162,936
Accrued interest payable	27,068	27,068	32,802	32,802
Other liabilities*	1,111	1,111	2,008	2,008

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at June 30, 2009 and December 31, 2008.

Note 8. Investment Securities

As of June 30, 2009, Valley had approximately $1.6 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), perpetual preferred securities issued by banks, equity securities, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within Valley’s investment portfolio are participants in the Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the Capital Purchase Program. Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges. Approximately $11.2 million and $150.5 million of the residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities at June 30, 2009, while the remainder of the residential mortgage-backed securities were issued by U.S. government sponsored agencies. The private label mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $201 thousand and $15.1 million, respectively, at June 30, 2009.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency securities	$—	$—	$—	$—	$24,958	$65	$—	$25,023
Obligations of states and political subdivisions	224,006	2,321	(1,008)	225,319	201,858	2,428	(701)	203,585
Residential mortgage-backed securities	1,017,322	11,218	(4,213)	1,024,327	593,275	7,076	(785)	599,566
Trust preferred securities	281,829	862	(69,481)	213,210	281,824	229	(91,151)	190,902
Corporate and other debt securities	52,815	424	(3,316)	49,923	52,822	2,547	(5,200)	50,169

Total investment securities held to maturity	$1,575,972	$14,825	$(78,018)	$1,512,779	$1,154,737	$12,345	$(97,837)	$1,069,245

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$48,168	$(916)	$5,441	$(92)	$53,609	$(1,008)
Residential mortgage-backed securities	458,875	(4,012)	10,964	(201)	469,839	(4,213)
Trust preferred securities	25,489	(1,725)	161,489	(67,756)	186,978	(69,481)
Corporate and other debt securities	7,296	(245)	16,880	(3,071)	24,176	(3,316)

Total	$539,828	$(6,898)	$194,774	$(71,120)	$734,602	$(78,018)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$27,346	$(661)	$3,853	$(40)	$31,199	$(701)
Residential mortgage-backed securities	36,985	(785)	—	—	36,985	(785)
Trust preferred securities	89,816	(24,111)	88,642	(67,040)	178,458	(91,151)
Corporate and other debt securities	29,389	(4,677)	3,000	(523)	32,389	(5,200)

Total	$183,536	$(30,234)	$95,495	$(67,603)	$279,031	$(97,837)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the market place. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2009 was 134 compared to 87 at December 31, 2008.

The unrealized losses reported on obligations of states and political subdivisions all relate to securities with investment grade ratings and are believed by management to have been caused not by credit risk, but changes in interest rates.

Unrealized losses reported for residential mortgage-backed securities relate primarily to securities issued by government agencies and two AAA rated private label securities (with a combined amortized cost of $11.2 million and an unrealized loss of $201 thousand at June 30, 2009). Due to an illiquid and inactive market, the fair values for both of these two securities were based upon internal cash flow models that use significant unobservable data (i.e., Level 3 inputs discussed in detail at Note 7).

Unrealized losses reported for trust preferred securities relate to 36 single-issuer securities, mainly issued by bank holding companies. Of the 36 trust preferred securities, 23 are investment grade, 2 were non-investment grade, and 11 are not rated as of June 30, 2009. Additionally, $23.6 million in unrealized losses at June 30, 2009 relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of two issuances. In August 2009, the bank issuer elected to defer its normal quarterly interest payment on one of the security issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. The bank issuer is currently operating under an agreement with its bank regulators. The agreement requires, among other things, the issuer to receive permission from the regulators prior to resuming its scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of June 30, 2009. Based on this information, management believes that Valley will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer, and, if there is significant deterioration, Valley may be required to recognize other-than-temporary impairment on such securities in future periods. All other trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities relate mainly to one investment rated bank issued corporate bond with a $9.0 million amortized cost and a $2.6 million unrealized loss. The security is paying in accordance with its terms. Additionally, management analyzes the performance of the corporate and other debt issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution. Due to an illiquid and inactive market, Valley used Level 3 fair value measurements for 27 and 6 individual trust preferred securities and corporate bonds, respectively, out of a total of 40 and 12 of such instruments, respectively, classified as held to maturity at June 30, 2009.

Management does not believe that any individual unrealized loss as of June 30, 2009 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2009 the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit and for other purposes required by law, was $360.4 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2009 are set forth in the table below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$44,565	$44,624
Due after one year through five years	70,548	71,238
Due after five years through ten years	79,116	79,894
Due after ten years	364,421	292,696
Residential mortgage-backed securities	1,017,322	1,024,327

Total investment securities held to maturity	$1,575,972	$1,512,779

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 1.7 years at June 30, 2009.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency securities	$—	$—	$—	$—	$101,787	$785	$(8)	$102,564
Obligations of states and political subdivisions	39,562	861	(82)	40,341	47,371	930	(110)	48,191
Residential mortgage-backed securities	1,089,251	33,892	(15,154)	1,107,989	1,229,248	21,692	(35,554)	1,215,386
Trust preferred securities*	56,906	30	(24,118)	32,818	49,621	25	(20,299)	29,347
Corporate and other debt securities	97,687	1,882	(4,975)	94,594	11,919	—	(6,762)	5,157
Equity securities	49,463	1,699	(7,360)	43,802	49,383	31	(14,617)	34,797

Total investment securities available for sale	$1,332,869	$38,364	$(51,689)	$1,319,544	$1,489,329	$23,463	$(77,350)	$1,435,442

*	Includes three pooled trust preferred securities, principally collaterized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related investment securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$2,954	$(29)	$743	$(53)	$3,697	$(82)
Residential mortgage-backed securities	367	(1)	138,031	(15,153)	138,398	(15,154)
Trust preferred securities	4,775	(2,240)	27,517	(21,878)	32,292	(24,118)
Corporate and other debt securities	7,516	(165)	5,163	(4,810)	12,679	(4,975)
Equity securities	829	(421)	35,126	(6,939)	35,955	(7,360)

Total	$16,441	$(2,856)	$206,580	$(48,833)	$223,021	$(51,689)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$1,004	$(8)	$—	$—	$1,004	$(8)
Obligations of states and political subdivisions	3,515	(109)	856	(1)	4,371	(110)
Residential mortgage-backed securities	191,002	(24,902)	55,948	(10,652)	246,950	(35,554)
Trust preferred securities	18,334	(8,159)	8,948	(12,140)	27,282	(20,299)
Corporate and other debt securities	1,656	(290)	3,500	(6,472)	5,156	(6,762)
Equity securities	19,815	(11,092)	8,802	(3,525)	28,617	(14,617)

Total	$235,326	$(44,560)	$78,054	$(32,790)	$313,380	$(77,350)

The total number of security positions in the available for sale portfolio in an unrealized loss position at June 30, 2009 was 82 compared to 190 at December 31, 2008. The unrealized losses for residential mortgage-backed securities relate primarily to 18 individual private label mortgage-backed securities with a combined amortized cost of $150.5 million and unrealized losses totaling $15.1 million. Of these securities, 14 securities had investment grade ratings and 4 had a non-investment grade rating at June 30, 2009. Two of the four non-investment grade securities were found to be other-than-temporarily impaired based on management’s impairment analysis at June 30, 2009 (described in the section below).

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. Management estimates the loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of June 30, 2009. Four private label mortgage-backed securities (including three securities previously found to be other-than-temporarily impaired during the first quarter of 2009 and one security impaired during the fourth quarter of 2008) classified as available for sale were deemed to have other-than-temporary impairment related to additional estimated credit losses totaling $2.4 million, which were charged to earnings in the second quarter of 2009. Due to Valley’s early adoption of FSP FAS 115-2, the amortized cost of the private label mortgage-backed security previously impaired at December 31, 2008 was increased by $6.2 million at January 1, 2009, representing the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008. After all impairment charges, the four securities had a combined amortized cost and fair value of $46.9 million and $41.6 million, respectively, at June 30, 2009.

In evaluating the range of likely future cash flows for each of the four impaired private label mortgage-backed securities, Valley applied security specific as well as market assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows. Under certain stress scenarios estimated future losses may arise. For the four securities in which Valley recorded an other-than-temporary impairment, the average portfolio FICO score ranged from 713 to 727 and the weighted average loan to value ratio at origination was between 61 percent and 73 percent. Additional cash flow assumptions incorporated expected default rates ranging from 3.30 percent to 8.40 percent and loss severity expectations ranging from 51 percent to 59 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although management recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

At June 30, 2009, the unrealized losses for trust preferred securities in the tables above relate to 19 single-issuer bank trust preferred securities and 3 pooled trust preferred securities. All the single-issuer trust preferred securities classified as available for sale had investment grade ratings at June 30, 2009. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, as previously noted above, management analyzes the performance of the bank issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution and have maintained performance levels adequate to support the contractual cash flows of the securities.

Valley owns three pooled trust preferred securities, collateralized by securities principally issued by banks, with a combined amortized cost and fair value of $26.1 million and $10.9 million, respectively at June 30, 2009. Two of the three securities were other-than-temporarily impaired at December 31, 2008 and resulted in an impairment charge of $7.8 million to earnings, as each of Valley’s tranches in the two securities had projected cash flows below their future contractual principal and interest payments. Due to Valley’s early adoption of FSP FAS 115-2, the amortized cost amounts for these securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008.

As of June 30, 2009, the total fair value for the two securities, based on a level 3 valuation method described in Note 7, was $1.5 million. Based upon management’s assessment, the total unrealized losses of $7.1 million on the two securities at June 30, 2009 is solely attributable to factors other than credit.

The one other pooled trust preferred security’s rating was downgraded from BBB- to BB- by S&P in March 2009, although Moody’s has maintained its rating equivalent to AA since November 2008 and a stable outlook on the security. The security is performing in accordance with its contractual terms and management has no present intent to sell, nor is it more likely than not that Valley will be required to sell such security before market price recovery, which could be maturity. The overall issuance of approximately $192 million includes three banks that deferred interest payments and one bank in default of payment. These four issuers combined represent 8.8 percent of the overall security. As part of its impairment analysis, management reviewed the underlying banks’ current financial performance, as well as their participation in the U.S. Department of the Treasury’s TARP Capital Purchase Program to assist management in applying the appropriate constant default rate to its cash flow projections for the security. At June 30, 2009, no other-than-temporary impairment was recorded for the security, as Valley’s super senior tranche of this security had projected cash flows no less than their future contractual principal and interest payments. The downgrade to the security’s rating in March 2009 did not change management’s assessment that the security is temporarily impaired.

Unrealized losses reported for corporate and other debt securities relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $4.8 million unrealized loss. The security is paying in accordance with its terms. Additionally, management analyzes the performance of the corporate and other debt issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to perpetual preferred securities. As allowed under the guidance issued by the Office of the Chief Accountant of the SEC in October 2008, these hybrid investments are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2009. Based on this analysis, management believes the declines in prices are attributable to a lack of liquidity in the marketplace and are not reflective of the underlying value of these instruments. All of the perpetual preferred securities with unrealized losses at June 30, 2009 have investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment, except for the four private label mortgage-backed securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not than Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of June 30, 2009, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit and for other purposes required by law, was $795.6 million.

The contractual maturities of investments in debt securities available for sale at June 30, 2009, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$9,005	$9,187
Due after one year through five years	38,999	39,742
Due after five years through ten years	74,362	75,931
Due after ten years	71,789	42,893
Residential mortgage-backed securities	1,089,251	1,107,989
Equity securities	49,463	43,802

Total investment securities available for sale	$1,332,869	$1,319,544

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 3.9 years at June 30, 2009.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Sales transactions:
Gross gains	$258	$320	$258	$722
Gross losses	—	(12)	(36)	(31)

	258	308	222	691

Maturities and other securities transactions:
Gross gains	34	121	51	237
Gross losses	(4)	(4)	(22)	(4)

	30	117	29	233

Gains on securities transactions, net	$288	$425	$251	$924

The following table presents the changes in the credit loss component of the amortized cost of debt securities classified as either held to maturity or available for sale that Valley has written down for such loss as an other-than-temporary impairment recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. Other-than-temporary impairment recognized in earnings in the three and six month periods ended June 30, 2009, for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Changes in the credit loss component of credit impaired debt securities were:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands)
Balance, beginning of period	$2,720	$549
Additions:
Initial credit impairments	—	2,171
Subsequent credit impairments	2,434	2,434

Balance, end of period	$5,154	$5,154

Trading Securities

The fair values of trading securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Trust preferred securities	$32,821	$34,236

Total trading securities	$32,821	$34,236

Interest income on trading securities totaled $817 thousand and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2007	$18,192	$54,537	$57,020	$50,086	$179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	39,103	50,736	25,479	115,411

Balance at December 31, 2008	18,185	93,640	107,756	75,565	295,146
Goodwill from business combinations	—	165	213	107	485

Balance at June 30, 2009	$18,185	$93,805	$107,969	$75,672	$295,631

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the third quarter of 2008, we recorded $115.3 million in goodwill in connection with the acquisition of Greater Community on July 1, 2008 and $93 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement. During the second quarter of 2009, Valley recorded an additional $485 thousand in goodwill related to the valuation of certain deferred tax assets acquired from Greater Community.

During the fourth quarter of 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. See Note 5 for further details on the transaction.

No impairment losses on goodwill or intangibles other than loan servicing rights were incurred during the three and six months ended June 30, 2009 and 2008.

The following table summarizes other intangible assets as of June 30, 2009 and December 31, 2008:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2009
Loan servicing rights	$68,478	$(57,808)	$(986)	$9,684
Core deposits	25,584	(12,235)	—	13,349
Other	5,792	(4,413)	—	1,379

Total other intangible assets	$99,854	$(74,456)	$(986)	$24,412

December 31, 2008
Loan servicing rights	$66,624	$(56,800)	$(532)	$9,292
Core deposits	38,177	(23,028)	—	15,149
Other	5,792	(4,279)	—	1,513

Total other intangible assets	$110,593	$(84,107)	$(532)	$25,954

Loan servicing rights are amortized using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value. For the three months ended June 30, 2009 and 2008, Valley recognized recoveries of previously recognized impairment charges totaling $681 thousand and $90 thousand, respectively. For the six months ended June 30, 2009 and 2008, Valley recognized impairment charges, net of recoveries on its loan servicing rights of $454 thousand and $126 thousand, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “Other” included in the table below consists of customer lists and covenants not to compete, which are amortized over their expected life using a straight line method and have a weighted average amortization period of 14 years.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2009 through 2013:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2009	$1,442	$1,625	$133
2010	2,308	2,985	266
2011	1,777	2,544	234
2012	1,234	2,104	217
2013	944	1,663	114

Valley recognized amortization expense on other intangible assets of $1.0 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively and $3.8 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$1,304	$1,212	$2,608	$2,441
Interest cost	1,274	1,187	2,548	2,374
Expected return on plan assets	(1,429)	(1,474)	(2,858)	(2,948)
Amortization of prior service cost	149	136	298	273
Amortization of actuarial loss	227	91	454	181

Total net periodic pension expense	1,525	1,152	3,050	2,321
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(149)	(136)	(298)	(273)
Amortization of acturial loss	(227)	(91)	(454)	(181)

	(376)	(227)	(752)	(454)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,149	$925	$2,298	$1,867

The fair value of qualified plan assets increased approximately $6.8 million, or 11.2 percent to $67.5 million at June 30, 2009 from $60.7 million at December 31, 2008. Valley contributed $5.0 million to the qualified plan during the first quarter of 2009, based upon actuarial estimates. Valley does not expect to make any additional contributions during the remainder of 2009.

Note 11. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $176.3 million as of June 30, 2009. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $99.5 million, or 56.4 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $707 thousand liability recorded as of June 30, 2009 relating to the standby letters of credit.

Note 12. Junior Subordinated Debentures Issued To Capital Trusts

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. GCB Capital Trust III was established by Greater Community prior to Valley’s acquisition of Greater Community, and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition on July 1, 2008. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley as Tier I regulatory capital.

On January 1, 2007, Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value under SFAS No. 159. For the three and six months ended June 30, 2009, net trading losses include $24.4 million and $10.7 million in non-cash losses, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I. For the comparable three and six months ended June 30, 2008, net trading losses include $2.0 million and $264 thousand of non-cash gains, respectively, for the change in the fair value of these debentures.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of June 30, 2009:

	June 30, 2009
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$150,743	$25,291
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017
Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $548 thousand.

(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.

(3)	All cash distributions are cumulative.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated notes issued to VNB Capital Trust I are currently callable by Valley. Potential future purchases of the trust preferred securities issued by the trusts or redemption of its junior subordinated debentures is not permitted for up to approximately three years, without prior consent, under the terms of the U.S. Department of Treasury’s TARP Capital Purchase Program which Valley elected to participate in on November 14, 2008. See information under the caption “Capital Adequacy” in Management’s Discussion and Analysis section for further details.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at June 30, 2009 and December 31, 2008. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of June 30, 2009 and December 31, 2008, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

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

In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November of 2008, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). On February 20, 2009, Valley re-designated the caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges (from January 1, 2009 through February 20, 2009) totaled a $369 thousand gain and is included in other income for the six months ended June 30, 2009.

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

Fair Value Hedges of Interest Rate Risk. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009, Valley had one interest rate swap with a notional amount of $9.3 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS No. 133. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities. During the fourth quarter 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2009, Valley had no outstanding derivatives that were not designated in hedging relationships.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
		(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133:
Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$7,807	$2,090

Total derivatives designated as hedging instruments under SFAS No. 133		$7,807	$2,090

Derivatives not designated as hedging instruments under SFAS No. 133:
Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$—	$1,244

Total derivatives not designated as hedging instruments under SFAS No. 133		$—	$1,244

Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133:
Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,111	$2,008

Total derivatives designated as hedging instruments under SFAS No. 133		$1,111	$2,008

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income to interest on short-term borrowings	$(80)	$(7)	$(128)	$(7)
Amount of gain recognized in other comprehensive income	4,469	165	3,902	165

For the three and six months ended June 30, 2009, Valley recognized $202 thousand gain in other income for hedge ineffectiveness on the cash flow hedge interest rate caps. No material ineffectiveness existed on the cash flow hedge interest rate caps during the three and six months ended June 30, 2008. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $2.5 million and $5.0 million at June 30, 2009 and December 31, 2008, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $613 thousand will be reclassified as an increase to interest expense.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as followings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Derivative
Commercial loan interest rate swap:
Interest income - Interest and fees on loans	$465	$418	$898	$(13)
Hedged item
Commercial loan:
Interest income - Interest and fees on loans	(465)	(418)	(898)	13

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments under SFAS No. 133 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Non-designated hedge interest rate derivatives:
Other non-interest income	$—	$—	$369	$—
Trading gains (losses), net	—	—	1,984	—

Credit Risk Related Contingent Features. By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board of Directors.

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2009, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

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

Security Valuations. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment. If the decline in value of an equity investment security is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation. For debt investment securities deemed to be other-than-temporarily impaired, the investment is written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. See Notes 7 and 8 to the consolidated financial statements and the “Investment Securities Portfolio” section in this MD&A below for additional information.

Goodwill and Other Intangible Assets. Valley records all assets, liabilities, and non-controlling interest in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date as required by SFAS No. 141R. Goodwill totaling $295.6 million at June 30, 2009 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

The initial recording and subsequent impairment tests of goodwill and other intangible assets are subject to the provisions of SFAS No. 157, which Valley adopted as of January 1, 2007.

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

Executive Summary

Net income for the second quarter of 2009 was $15.0 million compared to $41.5 million for the same period of 2008. The decrease was largely due to (i) a $18.3 million increase in net trading losses which includes a $24.4 million non-cash charge related to the change in the fair value of our junior subordinated debentures carried at fair value in the second quarter of 2009 compared to a non-cash gain of $2.0 million on such debentures for the same period of 2008, (ii) a $14.1 million increase in non-interest expense caused by a $10.0 million increase in FDIC insurance assessments (including a industry-wide FDIC special assessment as of June 30, 2009 which was approximately $6.5 million) and higher operating expenses relating to the addition of Greater Community’s 16 full-service branches and 5 de novo branches opened since June 30, 2008 and (iii) a $7.3 million increase in the provision of credit losses due to higher net charge-offs and deterioration in economic conditions, partially offset by (iv) a $10.5 million increase in net interest income due to loan growth since June 30, 2008, including loans acquired through the acquisition of Greater Community Bancorp on July 1, 2008 and lower interest expense on deposits. Adjusting for a five percent stock dividend issued May 22, 2009, fully diluted earnings per common share were $0.06 for the second quarter of 2009 as compared to $0.31 per share for the second quarter of 2008. Accrued preferred dividends and accretion of the discount on preferred stock issued by Valley in November 2008 to the U.S. Treasury reduced fully diluted earnings per common share by $0.04 for the three months ended June 30, 2009. All common share data presented in this report was adjusted to reflect the stock dividend.

Mindful of the current recession and the low level of our loan delinquencies and losses relative to other financial institutions, management believes that our credit quality remains good. Our performance ratios for the second quarter of 2009 do reflect the negative impact of the current financial crisis as total loans past due in excess of 30 days increased 0.15 percent to 1.49 percent of our total loan portfolio of $9.6 billion as of June 30, 2009 compared to 1.34 percent of total loans at March 31, 2009. Valley’s non-accrual loans increased $10.3 million to $57.7 million, or 0.60 percent of total loans at June 30, 2009 as compared to $47.4 million, or 0.48 percent of total loans at March 31, 2009. The increase was mainly due to three commercial mortgage loan relationships and one commercial loan being moved to non-accrual status. In general, our non-accrual loans are well secured and, as a result, we do not expect potential losses on such loans to be near their current outstanding levels. Our focus is to maintain superior credit quality through a time-tested underwriting approach; however, due to the potential for further credit deterioration caused by a prolonged recession, management cannot predict that our loan portfolio will continue to perform at levels experienced during the three months ended June 30, 2009. See “Non-performing Assets” section at page 57 for further analysis of our credit quality.

We extended over $450 million in new credits during the second quarter of 2009 despite a decline of 8.9 percent on an annualized basis in our overall loan portfolio mainly due to management’s decision to sell most refinanced and new residential mortgage loan originations in the secondary market, as well as continued declines in our automobile portfolio caused by the lack of consumer demand and our strict underwriting standards. Our deposit mix changed during the second quarter of 2009 as non-interest bearing deposits and low cost savings, NOW, and money market accounts increased to approximately 66 percent of our total deposits at June 30, 2009 from 61 percent at March 31, 2009. The increase was primarily due to higher customer balances that may be reflective of the surge in the U.S. household savings rate caused in part by the recession and branch efforts to attract such deposits, as well as the decline in high cost time deposits as management chose to be less competitive on interest rates in order to retain maturing certificates of deposit. Management continues to actively manage interest rate risk on the balance sheet for the long-term as it used much of its excess liquidity from the reduction in the loan portfolio to offset maturing high cost short-term FHLB advances and certificates of deposit. Management may continue to allow the size of the balance sheet to contract based on, among other things, the current level of interest rates, the sale of residential mortgage loans and the decline in the automobile portfolio, as well as our ability to attract and maintain quality loan relationships in the current economic recession.

Management continues to assess the expected impact of the recession on our operations and our ability to maintain a well-capitalized position. Based on such an assessment, in the beginning of June 2009, we repurchased from the U.S. Department of the Treasury 75,000 out of the 300,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock that were issued to the Treasury on November 14, 2008 under the Capital Purchase Program. The aggregate purchase price for the repurchased preferred shares was approximately $75.2 million (including accrued and unpaid dividends) and resulted in an accelerated accretion charge of $1.9 million to retained earnings in the second quarter of 2009 based on the difference between the par value of $75 million and the carrying value of $73.1 million. The reduction in our preferred shares should increase net income available to common stockholders in future periods as preferred dividends payable will decline. Management will continue to assess the changes in the economic environment, our credit risk, capital position, and other factors prior to any future redemption requests.

Additionally, we entered into an equity distribution agreement during June 2009 to sell from time to time up to 5.67 million shares of our no par value common stock. Sales of the newly issued shares are made through ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale or as otherwise agreed by us and the sales agent. Under the agreement, we issued approximately 43 thousand shares at a weighted average price of $12.29, excluding transaction fees, during June 2009. During the third quarter, we issued an additional 1.9 million shares (including unsettled trades) at a weighted average price of approximately $13.08, excluding transaction fees, through August 6, 2009 under this agreement. Net proceeds raised from the shares issued under the agreement may be used to redeem additional amounts of our preferred stock held by the Treasury.

For the three months ended June 30, 2009, we reported an annualized return on average shareholders’ equity (“ROE”) of 4.41 percent and an annualized return on average assets (“ROA”) of 0.42 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 5.77 percent for the second quarter of 2009. The comparable ratios for the second quarter of 2008 were an annualized ROE of 17.20 percent, an annualized ROA of 1.28 percent, and an annualized ROATE of 21.76 percent. All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value. Net income included a non-cash charge of $24.4 million ($15.9 million after-taxes) for the second quarter of 2009 compared to a non-cash gain of $2.0 million ($1.3 million after-taxes) for the same period of 2008 due to the change in fair value of the debentures.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Net income	$14,997	$41,483	$52,381	$73,066

Average shareholders’ equity	1,359,500	964,914	1,363,352	959,077
Less: Average goodwill and other intangible assets	(320,434)	(202,410)	(320,534)	(203,104)

Average tangible shareholders’ equity	$1,039,066	$762,504	$1,042,818	$755,973

Annualized ROATE	5.77%	21.76%	10.05%	19.33%

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

Net Interest Income

Net interest income on a tax equivalent basis increased $10.5 million or 10.1 percent to $114.4 million for the second quarter of 2009 compared to the same quarter of 2008. The increase from the second quarter of 2008 was mainly a result of a $5.6 million or 35 basis point decline in funding costs on average interest bearing liabilities and a $873.3 million increase in average loans, partially offset by a 33 basis point decline in the yield on average interest earning assets and a $478.1 million increase in average interest bearing liabilities. Both the declines in cost and yield resulted mainly from a decrease in short-term interest rates as the average target federal funds rate decreased approximately 208 basis points for the second quarter of 2009 compared to the same period in 2008. Average loan and deposit balances grew as compared to the three months ended June 30, 2008 mainly due to the acquisition of Greater Community on July 1, 2008.

For the second quarter of 2009, average loans and average federal funds sold and other interest bearing deposits increased $873.3 million and $237.6 million, respectively, while average investment securities decreased $63.6 million, each as compared to the second quarter of 2008. Compared to the first quarter of 2009, average loans decreased by $244.8 million primarily due to decreases in the residential mortgage and automobile loan portfolios. The decline in both loan portfolios continued during the second quarter of 2009 as expected by management. The decrease in residential mortgage loans was due to the sale of most refinanced loans and new loan originations in the secondary market based on the current level of interest rates and management strategies for balance sheet credit and interest rate risk. Our automobile loan portfolio has declined for four consecutive quarters mainly due to the slowdown in new and used car sales, as well as our strict underwriting standards in light of current economic conditions.

Average interest bearing liabilities for the quarter ended June 30, 2009 increased $478.1 million or 4.8 percent compared with the same quarter of 2008. Compared to the first quarter of 2009, average interest bearing liabilities decreased $337.5 million or 3.1 percent. Average total interest bearing deposits decreased $106.3 million or 1.5 percent from the first quarter of 2009 mainly due to a decrease in higher cost average time deposits partially offset by an increase in lower cost average savings, NOW, and money market deposits and average non-interest bearing deposits. Average time deposits declined 6.6 percent during the second quarter as management chose to be less competitive on interest rates to retain certificates of deposit due to growth in the other deposit categories and less funding needs as loan volumes declined during the period. The increases in both average non-interest bearing and average savings, NOW, and money market deposits were mainly due to higher customer balances caused in part by focused branch sales efforts and may be reflective of the surge in the

U.S. household savings rate caused in part by the economic recession. Average short-term borrowings decreased $236.5 million or 52.0 percent from the linked quarter due to $200 million in short-term FHLB advances that matured between February and March of 2009 and $100 million that matured in April 2009. Short-term borrowings, primarily consisting of customer repo account balances, did not include FHLB advances at June 30, 2009.

Interest on loans, on a tax equivalent basis, decreased $2.5 million or 1.7 percent for the second quarter of 2009 compared to the first quarter of 2009 due to the aforementioned decline in average loan balances, partially offset by a 4 basis point increase in the tax equivalent yield on average loans as compared to the linked quarter. Interest from investments, on a tax equivalent basis, increased $238 thousand for the three months ended June 30, 2009 compared to the quarter ended March 31, 2009 mainly due to a 6 basis point increase in the tax equivalent yield, partially offset by lower average balances.

Interest expense for the three months ended June 30, 2009 decreased $5.8 million or 7.9 percent compared to the quarter ended March 31, 2009 resulting mainly from a decrease in average time deposits caused by maturing high cost certificates of deposit coupled with a decrease in average short-term FHLB advances.

The net interest margin on a tax equivalent basis was 3.52 percent for the second quarter of 2009, an increase of 17 basis points from 3.35 percent for the linked quarter ended March 31, 2009 and increased 4 basis points as compared to the second quarter of 2008. The increase from the linked quarter was largely the result of a continued decline in our cost of funds and a decline in average interest earning assets caused by lower loan volume and loan sales, as well as a decrease in the cost of average short term borrowings. The yield on average interest earning assets increased by 5 basis points on a linked quarter basis mainly due to a 4 basis point increase in yield on average loans as compared to the three months ended March 31, 2009.

The following table reflects the components of net interest income for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2009			March 31, 2009			June 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,770,280	$141,361	5.79%	$10,015,090	$143,859	5.75%	$8,897,004	$134,619	6.05%
Taxable investments (3)	2,651,711	36,856	5.56	2,663,019	36,618	5.50	2,723,835	38,410	5.64
Tax-exempt investments (1)(3)	253,104	3,676	5.81	245,791	3,649	5.94	244,551	3,800	6.22
Federal funds sold and other interest bearing deposits	312,755	218	0.28	331,091	230	0.28	75,138	406	2.16

Total interest earning assets	12,987,850	182,111	5.61	13,254,991	184,356	5.56	11,940,528	177,235	5.94

Allowance for loan losses	(97,883)			(94,487)			(73,258)
Cash and due from banks	240,571			245,636			212,584
Other assets	1,111,167			1,115,270			901,798
Unrealized losses on securities available for sale, net	(27,520)			(50,150)			(21,421)

Total assets	$14,214,185			$14,471,260			$12,960,231

Liabilities and shareholders’ equity Interest bearing liabilities:
Savings, NOW and money market deposits	$3,701,125	$5,796	0.63%	$3,565,543	$5,887	0.66%	$3,479,046	$11,155	1.28%
Time deposits	3,411,551	26,106	3.06	3,653,422	30,179	3.30	2,981,166	27,162	3.64

Total interest bearing deposits	7,112,676	31,902	1.79	7,218,965	36,066	2.00	6,460,212	38,317	2.37
Short-term borrowings	218,281	579	1.06	454,774	2,551	2.24	555,799	2,212	1.59
Long-term borrowings (4)	3,171,422	35,227	4.44	3,166,137	34,894	4.41	3,008,249	32,792	4.36

Total interest bearing liabilities	10,502,379	67,708	2.58	10,839,876	73,511	2.71	10,024,260	73,321	2.93

Non-interest bearing deposits	2,256,954			2,160,116			1,893,688
Other liabilities	95,352			104,021			77,369
Shareholders’ equity	1,359,500			1,367,247			964,914

Total liabilities and shareholders’ equity	$14,214,185			$14,471,260			$12,960,231

Net interest income/interest rate spread (5)		$114,403	3.03%		$110,845	2.85%		$103,914	3.01%

Tax equivalent adjustment		(1,290)			(1,281)			(1,336)

Net interest income, as reported		$113,113			$109,564			$102,578

Net interest margin (6)			3.48%			3.31%			3.44%
Tax equivalent effect			0.04			0.04			0.04

Net interest margin on a fully tax equivalent basis (6)			3.52%			3.35%			3.48%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trust which are presented separately on the consolidated statements of condition.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2009 and 2008:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,892,009	$285,220	5.77%	$8,718,408	$270,257	6.20%
Taxable investments (3)	2,657,334	73,474	5.53	2,657,318	74,804	5.63
Tax-exempt investments (1)(3)	249,468	7,325	5.87	249,626	7,900	6.33
Federal funds sold and other interest bearing deposits	321,872	448	0.28	133,261	1,902	2.85

Total interest earning assets	13,120,683	366,467	5.59	11,758,613	354,863	6.04

Allowance for loan losses	(96,194)			(73,017)
Cash and due from banks	243,090			212,090
Other assets	1,113,206			884,774
Unrealized losses on securities available for sale, net	(38,772)			(11,117)

Total assets	$14,342,013			$12,771,343

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,633,709	$11,683	0.64%	$3,432,808	$25,220	1.47%
Time deposits	3,531,818	56,285	3.19	2,949,919	57,650	3.91

Total interest bearing deposits	7,165,527	67,968	1.90	6,382,727	82,870	2.60
Short-term borrowings	335,874	3,130	1.86	481,263	4,519	1.88
Long-term borrowings (4)	3,168,794	70,121	4.43	2,992,742	66,534	4.45

Total interest bearing liabilities	10,670,195	141,219	2.65	9,856,732	153,923	3.12

Non-interest bearing deposits	2,208,803			1,884,956
Other liabilities	99,663			70,578
Shareholders’ equity	1,363,352			959,077

Total liabilities and shareholders’ equity	$14,342,013			$12,771,343

Net interest income/interest rate spread (5)		$225,248	2.94%		$200,940	2.92%

Tax equivalent adjustment		(2,571)			(2,780)

Net interest income, as reported		$222,677			$198,160

Net interest margin (6)			3.39%			3.37%
Tax equivalent effect			0.04			0.05

Net interest margin on a fully tax equivalent basis (6)			3.43%			3.42%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3) The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trust which are presented separately on the consolidated statements of condition.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2009 Compared with June 30, 2008			Six Months Ended June 30, 2009 Compared with June 30, 2008
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans *	$12,813	$(6,071)	$6,742	$34,707	$(19,744)	$14,963
Taxable investments	(1,008)	(546)	(1,554)	—	(1,330)	(1,330)
Tax-exempt investments *	130	(254)	(124)	(5)	(570)	(575)
Federal funds sold and other interest bearing deposits	407	(595)	(188)	1,208	(2,662)	(1,454)

Total increase (decrease) in interest income	12,342	(7,466)	4,876	35,910	(24,306)	11,604

Interest Expense:
Savings, NOW and money market deposits	672	(6,031)	(5,359)	1,398	(14,935)	(13,537)
Time deposits	3,624	(4,680)	(1,056)	10,288	(11,653)	(1,365)
Short-term borrowings	(1,054)	(579)	(1,633)	(1,355)	(34)	(1,389)
Long-term borrowings and junior subordinated debentures	1,804	631	2,435	3,897	(310)	3,587

Total increase (decrease) in interest expense	5,046	(10,659)	(5,613)	14,228	(26,932)	(12,704)

Increase in net interest income	$7,296	$3,193	$10,489	$21,682	$2,626	$24,308

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest (Loss) Income

The following table presents the components of non-interest (loss) income for each of the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Trust and investment services	$1,592	$1,744	$3,237	$3,512
Insurance premiums	2,577	2,264	5,570	5,636
Service charges on deposit accounts	6,563	7,041	13,200	13,622
Gains on securities transactions, net	288	425	251	924
Net impairment losses on securities recognized in earnings	(2,434)	(1,383)	(4,605)	(1,737)
Trading losses, net	(18,631)	(301)	(5,412)	(3,492)
Fees from loan servicing	1,193	1,195	2,369	2,447
Gains on sales of loans, net	2,432	391	4,576	724
Gains (losses) on sales of assets, net	175	(8)	349	85
Bank owned life insurance (“BOLI”)	1,397	2,905	2,768	6,145
Other	4,459	3,681	8,293	9,315

Total non-interest (loss) income	$(389)	$17,954	$30,596	$37,181

Non-interest income for the second quarter of 2009 decreased $18.3 million to a non-interest loss of $389 thousand as compared to non-interest income of approximately $18.0 million for the quarter ended June 30, 2008 mainly due to net trading losses of $18.6 million in the second quarter of 2009.

Net impairment losses on securities increased $1.1 million and $2.9 million, respectively for the three and six months ended June 30, 2009 compared to the same periods of 2008. The three and six months ended June 30, 2009, includes other-than-temporary impairment charges for additional estimated credit losses on four private label mortgage-backed securities (three of the four securities were originally deemed to be other-than-temporarily impaired in the first quarter of 2009 and one security was originally impaired in the fourth quarter of 2008). The three months ended June 30, 2008 included other-than-temporary impairment charges on equity securities issued by two financial institutions and one Freddie Mac perpetual preferred security. The six months ended June 30, 2008 includes total other-than-temporary impairment charges on four equity securities issued by banks and two Freddie Mac perpetual preferred securities.

Net trading losses increased $18.3 million and $1.9 million, respectively for the three and six months ended June 30, 2009 compared with the same periods in 2008 mainly due to non-cash losses of $24.4 million and $10.7 million, respectively for the three and six months ended June 30, 2009 compared to non-cash gains of $2.0 million and $264 thousand, respectively for the same periods in 2008 related to the change in the fair value of our junior subordinated debentures carried at fair value. These higher losses were partially offset by increased gains on the mark to market of trading securities and realized gains on sales of trading securities during the 2009 periods. The 2008 periods also included a $1.2 million loss realized on one fixed FHLB advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008.

Net gains on sale of loans increased $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2009, compared to the same periods in 2008 mainly due to the sale of approximately $175 million of residential mortgages originated in the first six months of 2009 and a mark to market gain on higher balances of loans held for sale at fair value as of June 30, 2009. Valley is currently selling most conforming refinanced and new residential mortgage loan originations in the secondary market due to the historically low level of current interest rates and continued concern about future credit deterioration. As of January 1, 2007, Valley elected to carry all of its loans held for sale at fair value under the fair value option provision of SFAS No. 159.

BOLI income decreased $1.5 million and $3.4 million, respectively for the three and six months ended June 30, 2009 compared with the same period of 2008, mainly due to the severe downturn in financial markets and its negative impact on the performance of the underlying investment securities of the BOLI asset.

Other non-interest income decreased $1.0 million for the six months ended June 30, 2009 compared with the same period in 2008 mainly due to a $1.6 million gain in the first quarter of 2008 resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of Visa Inc.’s initial public offering that occurred in March of 2008. Partially offsetting the decrease was a moderate increase in other income associated with the acquisition of Greater Community on July 1, 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Salary expense	$31,397	$30,138	$63,844	$60,301
Employee benefit expense	7,938	6,897	17,208	15,852
Net occupancy and equipment expense	14,344	12,775	29,895	26,256
FDIC insurance assessment	10,279	231	13,431	475
Amortization of other intangible assets	1,011	1,402	3,827	3,148
Professional and legal fees	2,147	1,897	4,239	4,186
Advertising	322	341	1,167	717
Other	10,668	10,278	21,441	20,502

Total non-interest expense	$78,106	$63,959	$155,052	$131,437

Non-interest expense increased approximately $14.1 million, or 22.1 percent for the three months ended June 30, 2009 compared to the same period in 2008 and increased $23.6 million, or 18.0 percent for the six months ended June 30, 2009 compared with the same period in 2008. The increase was mainly due to an increase in the FDIC insurance assessment and Valley’s acquisition of Greater Community and its 16 full-service branches on July 1, 2008, as well as 5 de novo branches opened since June 30, 2008.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 69.29 percent and 61.22 percent for the three and six months ended June 30, 2009, respectively, compared with 53.06 percent and 55.85 percent for the same periods in 2008. For the three and six month period, the increase in the efficiency ratio is primarily due to lower non-interest income in 2009 compared to 2008 mainly attributable to an $18.3 million increase in net trading losses during the second quarter of 2009, and an increase in the FDIC insurance assessment, partially offset by an increase in net interest income. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased a combined $2.3 million, or 6.2 percent for the three months ended June 30, 2009 compared with the same period in 2008 and increased a combined $4.9 million, or 6.4 percent for the six months ended June 30, 2009 compared with the same period in 2008. The increases in the three and six month periods are mainly due to additional operating expenses related to the acquired Greater Community branches and the de novo branches opened during the last twelve months, including increases in payroll taxes, health care insurance and pension costs, partially offset by a decrease in stock-based incentive compensation.

Net occupancy and equipment expense increased $1.6 million, or 12.3 percent for the three months ended June 30, 2009 compared with the same period in 2008 and increased $3.6 million, or 13.9 percent for the six months ended June 30, 2009 compared with the same period in 2008. The increase is largely due to the addition of 16 full-service branches from the acquisition of Greater Community, as well as 5 de novo branches since June 30, 2008.

The FDIC insurance assessment increased $10.0 million for the three months ended June 30, 2009 compared with the same period in 2008 and increased $13.0 million for the six months June 30, 2009 compared with the same period in 2008. The majority of the increases are due to a second quarter 2009 five basis point special assessment (imposed on all insured depository institutions based on total assets minus Tier 1 capital as of June

30, 2009) which totaled $6.5 million for Valley. The FDIC insurance assessment also increased for the 2009 periods due to the depletion of our prior period FDIC acquisition credits during the first quarter of 2009, higher normal assessment rates and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program.

Income Taxes

Income tax expense was $6.6 million for the three months ended June 30, 2009, reflecting an effective tax rate of 30.4 percent, compared with $9.3 million for the same period of 2008, reflecting an effective tax rate of 18.3 percent. The increase compared to the prior comparable quarter was primarily due to lower tax advantaged income (caused by a reduction in BOLI income, and a decrease in non-taxable income and dividends from investment securities), increased state tax expense and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in the second quarter of 2008.

Income tax expense was $22.8 million for the six months ended June 30, 2009 compared with $21.0 million for the same period in 2008, reflecting effective tax rates of 30.3 percent and 22.4 percent, respectively. The increase was mainly due to lower tax advantaged income, higher state tax expense, and the reduction of Valley’s deferred tax asset valuation allowance in the second quarter of 2008.

Management expects that Valley’s adherence to FIN 48 will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2009, Valley anticipates that its effective tax rate will approximate 30.0 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to GAAP.

The following tables present the financial data for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,844,580	$5,925,700	$3,217,570	$—	$12,987,850
Income (loss) before income taxes	16,828	16,703	15,532	(27,509)	21,554
Annualized return on average interest earning assets (pre-tax)	1.75%	1.13%	1.93%	N/A	0.66%
N/A - not applicable

	Three Months Ended June 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,189,681	$4,707,323	$3,043,524	$—	$11,940,528
Income (loss) before income taxes	15,750	19,990	20,175	(5,142)	50,773
Annualized return on average interest earning assets (pre-tax)	1.50%	1.70%	2.65%	N/A	1.70%
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

For the three months ended June 30, 2009, income before income taxes increased $1.1 million to $16.8 million, compared with the three months ended June 30, 2008. The return on average interest earning assets before income taxes increased to 1.75 percent compared with 1.50 percent for the prior year period. The increase was primarily due to a higher non-interest income and lower internal transfer expense, partially offset by a decrease in net interest income and a higher provision for loan losses. Non-interest income increased $3.3 million to $12.4 million when compared to $9.1 million for the same period last year primarily as a result of an increase in the net gains on sales of loans, as Valley elected to continue to sell most conforming refinanced and new residential mortgage loan originations (priced at the current low level of interest rates) in the secondary market during the 2009 period. Net interest income decreased $2.1 million to $35.8 million when compared to $37.9 million for the same period last year, primarily as a result of a $7.7 million decrease in interest income partially offset by a $5.6 million decrease in interest expense. The average yield on loans decreased 27 basis points to 5.66 percent, while the interest expense associated with funding sources decreased 37 basis points to 1.94 percent.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial loans, as well as fixed rate owner occupied and commercial mortgage loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the last twelve months, the Federal Reserve has incrementally decreased the target federal funds rate three times, to a historical low of between zero and 25 basis points, causing the average federal funds rate to decline by approximately 208 basis points for the second quarter of 2009 as compared to the same quarter of 2008. Many of our earning assets in the commercial lending segment are priced based on Valley’s prime rate (set by Valley management based on various internal and external factors) or the New York prime rate. As a result of the 2008 Federal Reserve rate cuts, Valley’s prime rate has moved from 5.00 percent at June 30, 2008 to 4.50 percent at June 30, 2009 while the New York prime rate dropped even further to 3.25 percent at the end of the second quarter of 2009 from 5.00 percent at June 30, 2008. Beginning in the fourth quarter of 2008, we started to actively implement interest rate floors within the loan terms of many of our new and renewed prime based loans to help stabilize our net interest income.

For the three months ended June 30, 2009, income before income taxes decreased $3.3 million to $16.7 million compared with the three months ended June 30, 2008, primarily due to increases in the provision for loan losses and internal transfer expense, partially offset by an increase in net interest income. The return on average interest earning assets before income taxes was 1.13 percent compared with 1.70 percent for the prior year period. The increase in net interest income was primarily due to average loans increasing $1.2 billion to $5.9 billion due to the acquisition of Greater Community in the third quarter of 2008 and solid organic loan growth during the 2008 period. Partially offsetting the increase was a 27 basis point decrease in the yield on average loans mainly caused by the decline in short-term market interest rates. The cost associated with our funding sources decreased 37 basis points to 1.94 percent for the three months ended June 30, 2009.

Investment Management

The investment management segment is mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York). The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, as we continue to shift the composition of the investment portfolio to shorter-duration securities, the sensitivity to market interest rate will increase. Net gains and losses on the change in fair value of trading securities and other-than-temporary impairment charges of investment securities are reflected in the corporate and other adjustments segment.

For the three months ended June 30, 2009, income before income taxes decreased $4.6 million to $15.5 million compared with the three months ended June 30, 2008, primarily due to an increase in internal transfer expense and a decrease in non-interest income, partially offset by a slight increase in net interest income. Average investments increased $174.0 million to $3.2 billion at June 30, 2009. The return on average interest earning assets before income taxes decreased to 1.93 percent compared with 2.65 percent for the prior year period. The average yield on investments decreased 52 basis points to 5.31 percent and the rate associated with funding sources decreased 37 basis points to 1.94 percent.

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

The loss before income taxes for the corporate segment was $27.5 million for the three months ended June 30, 2009 when compared with a $5.1 million loss for the three months ended June 30, 2008. The increase was due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in internal transfer income. The decrease in non-interest income is primarily due to a $24.4 million non-cash charge for the three months ended June 30, 2009 related to the change in the fair value of our junior subordinated debentures. Non-interest expense increased $13.0 million mainly due to a $10.0 million increase in the FDIC insurance assessment that was partially the result of an industry-wide special assessment in the second quarter of 2009.

The following tables present the financial data for our four segments for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,962,303	$5,929,706	$3,228,674	$—	$13,120,683
Income (loss) before income taxes	30,887	37,128	30,386	(23,225)	75,176
Annualized return on average interest earning assets (pre-tax)	1.56%	1.25%	1.88%	N/A	1.15%
N/A - not applicable

	Six Months Ended June 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,124,679	$4,593,729	$3,040,205	$—	$11,758,613
Income (loss) before income taxes	32,404	39,415	36,539	(14,254)	94,104
Annualized return on average interest earning assets (pre-tax)	1.57%	1.72%	2.40%	N/A	1.60%
N/A - not applicable

Consumer Lending

For the six months ended June 30, 2009, income before income taxes decreased $1.5 million to $30.9 million, compared with the six months ended June 30, 2008 primarily as a result of higher provision for loan losses, partially offset by an increase in non-interest income. The increase in non-interest income is mainly due to the sale of approximately $175 million of residential mortgages originated in the first six months of 2009 as part of management’s asset/liability management strategies due to the low level of current interest rates. Net interest income remained relatively flat at $72.2 million compared to $72.3 million for the six months ended June 30, 2008 as a result of a $162.4 million decrease in average loans and 32 basis point decrease in interest yield on average loans was partially offset by a 46 basis point decrease in the cost of funds.

Commercial Lending

For the six months ended June 30, 2009, income before income taxes decreased $2.3 million to $37.1 million compared with the same period of 2008, primarily due to higher provision for loan losses and internal transfer expense, partially offset by an increase in net interest income. The $23.1 million increase in net interest income was primarily a result of a $1.3 billion increase in average interest earning assets and a 46 basis point reduction in funding costs, partially offset by a 53 basis point reduction in interest yield on average loans. The return on average interest earning assets before income taxes was 1.25 percent compared with 1.72 percent for the prior year period due to the decline in short-term rates.

Investment Management

For the six months ended June 30, 2009, income before income taxes decreased $6.2 million to $30.4 million compared with the same period of 2008, primarily due to an increase in internal transfer expense and a decrease in non-interest income and, partially offset by an increase in net interest income. Average interest earning assets increased $188.5 million to $3.2 billion for the six months ended June 30, 2009. The return on average interest earning assets before income taxes decreased to 1.88 percent compared with 2.40 percent for the prior year period. The yield on average investments, which includes federal funds sold, decreased 53 basis points to 5.28 percent and the costs associated with funding sources decreased 46 basis points to 2.01 percent.

Corporate Segment

The loss before income taxes for the corporate segment increased $9.0 million to a loss of $23.2 million for the six months ended June 30, 2009 when compared with a loss of $14.2 million for the six months ended June 30, 2008, primarily due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in internal transfer income. The decrease in non-interest income is primarily due to a $10.7 million loss recorded for the three months ended June 30, 2009 related to a non-cash charge on the change in the fair value of our junior subordinated debentures. Non-interest expense increased $20.0 million during the 2009 period mainly due to a $13.0 million increase in the FDIC insurance assessment as well as general increased expenses related to the acquisition of Greater Community on July 1, 2008 and de novo branching costs since June 30, 2008.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Valley’s Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as divestures (including sales of lower yielding residential mortgage originations), change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2009. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2009. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2009. Although the size of Valley’s balance sheet is forecasted to remain constant as of June 30, 2009, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the second quarter of 2009. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2009.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon At June 30, 2009
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)
+3.00%	$5,467	1.14%
+2.00	4,052	0.85
+1.00	(2,634)	(0.55)
(1.00)	(24,079)	(5.04)

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, the likelihood of a 100 basis point decrease in interest rates as of June 30, 2009 was considered to be unlikely given current interest rate levels. Other factors, including, but not limited to, slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At June 30, 2009, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $1.8 billion and $2.1 billion at June 30, 2009 and December 31, 2008, respectively, representing 14.0 percent and 16.4 percent of earning assets, and 12.5 percent and 14.2 percent of total assets at June 30, 2009 and December 31, 2008, respectively. Of the $1.8 billion of liquid assets at June 30, 2009, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.9 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of existing residential mortgages, commercial mortgages, and home equity loans, as these are all marketable portfolios, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $7.9 billion for the second quarter of 2009 and $7.4 billion for the year ended December 31, 2008, representing 60.8 percent and 59.7 percent of average earning assets at June 30, 2009 and December 31, 2008, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While, at June 30, 2009, there were no firm lending commitments in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During the second quarter of 2009, we expanded our ability to borrow from the discount window to over $400 million at June 30, 2009, from approximately $150 million at March 31, 2009, as we provided additional collateral loans consisting primarily of automobile loans.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings may include from time to time federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased approximately $447.0 million to $193.3 million at June 30, 2009 compared to $640.3 million at December 31, 2008 primarily due to the maturity of $300.0 million in short-term FHLB advances and a $155.4 million decrease in customer repos due to a migration of funds to non-interest bearing and money market deposits. At June 30, 2009, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. See “Capital Adequacy” section below regarding restrictions to such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary.

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

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under the TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

On June 3, 2009, we repurchased 75,000 out of our 300,000 senior preferred shares from the Treasury. The aggregate purchase price for the repurchased preferred shares was approximately $75.2 million (including accrued and unpaid dividends). The repayment was made with available cash held at the holding company, and did not require additional cash dividends from our subsidiary bank.

Investment Securities Portfolio

As of June 30, 2009, we had approximately $1.6 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within our investment portfolio are participants in the Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the Capital Purchase Program. Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2009:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity:
Investment grades*
AAA Rated	$1,058,577	$11,761	$(4,351)	$1,065,987
AA Rated	115,434	1,974	(654)	116,754
A Rated	136,120	497	(6,375)	130,242
BBB Rated	117,010	574	(27,701)	89,883
Non-investment grade	2,518	—	(631)	1,887
Not rated	146,313	19	(38,306)	108,026

Total investment securities held to maturity	$1,575,972	$14,825	$(78,018)	$1,512,779

Available for sale:
Investment grades*
AAA Rated	$1,057,681	$34,376	$(9,891)	$1,082,166
AA Rated	68,137	413	(13,654)	54,896
A Rated	86,944	1,706	(2,807)	85,843
BBB Rated	42,430	92	(12,753)	29,769
Non-investment grade	61,469	1,660	(11,945)	51,184
Not rated	16,208	117	(639)	15,686

Total investment securities available for sale	$1,332,869	$38,364	$(51,689)	$1,319,544

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $146.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $38.3 million at June 30, 2009. The unrealized losses for this category relate to 10 single-issuer bank trust preferred securities, of which $23.6 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of two issuances. In August of 2009, the bank issuer of these securities elected to defer its normal quarterly interest payment on one of the security issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. The bank issuer is currently operating under an agreement with its bank regulators. The agreement requires, among other things, the issuer to receive permission from the regulators prior to resuming its scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of June 30, 2009. Based on this information, management believes that Valley will receive all principal and interest contractually due on both security issuances, although Valley cannot provide any assurances that this will be the case. Valley will continue to closely monitor the credit risk of this issuer, and, if there is significant deterioration, Valley may be required to recognize other-than-temporary impairment on such securities in future periods. All other trust preferred securities are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered “well-capitalized” financial institution.

Although the majority of these financial institutions were performing at the end of this quarter, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if its determined that repayment of contractual interest or principal is unlikely, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 8 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $61.5 million and $51.2 million, respectively, at June 30, 2009. The $11.9 million in unrealized losses for this category relate to two pooled trust preferred securities (which were other-than-temporarily impaired at December 31, 2008) with combined unrealized losses of $7.1 million and four private label mortgage-backed securities, including unrealized losses (or the non-credit losses recognized in other comprehensive income) totaling $3.0 million for two securities which were other-than-temporarily impaired in both the first and second quarters of 2009. See the section below and Note 8 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

Other-Than-Temporarily Impaired Securities. Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. We estimate loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of June 30, 2009. Four private label mortgage-backed securities classified as available for sale, with an amortized cost basis of $46.9 million, were deemed to have additional estimated credit losses totaling $2.4 million at June 30, 2009 (as three of the four securities were originally found to be other-than-temporarily impaired at March 31, 2009 and one security was originally impaired at December 31, 2008). In evaluating the range of likely future cash flows for each of the four securities, Valley applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the four securities in which Valley recorded an other-than-temporary impairment, the average portfolio FICO score ranged from 713 to 727 and the weighted average loan to value ratio at origination was between 61 percent and 73 percent. Additional cash flow assumptions incorporated expected default rates ranging from 3.30 percent to 8.40 percent and loss severity expectations ranging from 51 percent to 59 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section above for further discussion of this policy.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	($ in thousands)
Commercial	$1,838,895	$1,888,564	$1,965,372	$1,905,469	$1,680,337

Total commercial loans	1,838,895	1,888,564	1,965,372	1,905,469	1,680,337

Construction	479,294	504,416	510,519	470,006	399,279
Residential mortgage	2,061,244	2,165,641	2,269,935	2,297,868	2,228,197
Commercial mortgage	3,399,560	3,347,568	3,324,082	3,204,537	2,564,605

Total mortgage loans	5,940,098	6,017,625	6,104,536	5,972,411	5,192,081

Home equity	585,722	598,467	607,700	600,623	537,913
Credit card	9,956	9,531	9,916	9,872	9,459
Automobile	1,165,159	1,245,192	1,364,343	1,474,328	1,531,537
Other consumer	78,547	78,553	91,823	94,578	92,768

Total consumer loans	1,839,384	1,931,743	2,073,782	2,179,401	2,171,677

Total loans*	$9,618,377	$9,837,932	$10,143,690	$10,057,281	$9,044,095

As a percent of total loans:
Commercial loans	19.1%	19.2%	19.4%	18.9%	18.6%
Mortgage loans	61.8	61.2	60.2	59.4	57.4
Consumer loans	19.1	19.6	20.4	21.7	24.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $8.1 million, $7.4 million, $4.8 million, $3.9 million and $3.0 million at June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008, respectively.

During the second quarter of 2009, we extended over $450 million in new credit to quality existing and new customers while maintaining our conservative underwriting standards. However, the overall portfolio declined by $219.6 million or 8.9 percent on an annualized basis, to approximately $9.6 billion at June 30, 2009 as compared to March 31, 2009 primarily due to management’s decision to sell most conforming refinanced and new residential mortgage loan originations (priced at the current low level of interest rates) in the secondary market, as well as continued declines in our automobile portfolio caused by the lack of consumer demand and our strict underwriting standards.

Commercial loans decreased $49.7 million or 10.5 percent on an annualized basis, from March 31, 2009 to approximately $1.8 billion at June 30, 2009 mainly due to a slowdown in new commercial loan activity and a moderate decline in usage of commercial lines of credit by our customers.

Total mortgage loans decreased $77.5 million or 5.2 percent on an annualized basis, to approximately $5.9 billion at June 30, 2009 from a quarter ago due to decreases in the residential mortgage and construction loan portfolios of $104.4 million and $25.1 million respectively, partially offset by a $52.0 million increase in commercial mortgage loans. The decline in the residential mortgage loan portfolio continued during the second quarter of 2009 as expected by management based on our secondary market sales of most refinanced loans and new loan originations. Construction loans decreased due to normal incremental paydowns on existing loans coupled with lower new loan volume due to the slowdown in the housing market. Commercial mortgage loans continue to modestly increase quarter over quarter as we benefit from the dislocation in the credit markets for new loans with quality borrowers.

The consumer loan portfolio decreased $92.4 million or 19.1 percent on an annualized basis, to approximately $1.8 billion at June 30, 2009 due to the declines in the automobile and home equity loan portfolios of $80.0 million and $12.7 million, respectively. Our automobile loan portfolio has declined for four consecutive quarters mainly due to the drop in demand for new and used vehicles caused by the recession, as well as Valley’s move in the third quarter of 2008 to strengthen its already conservative auto loan underwriting standards in light of the current economic conditions.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of one aircraft and automobiles at June 30, 2009. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below even though they have increased steadily since the fourth quarter of 2008 and may continue to increase in relation to the U.S. economy.

The following table sets forth non-performing assets and accruing loans, which were 90 days or more past due as to principal or interest payments on the dates indicated in conjunction with asset quality ratios for Valley:

Loan Quality

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	($ in thousands)
Loans past due in excess of 90 days and still accruing	$19,523	$13,486	$15,557	$12,677	$11,249

Non-accrual loans	57,731	47,388	33,073	30,663	27,559
Other real estate owned	4,993	5,241	8,278	7,119	4,416
Other repossessed assets	3,699	4,346	4,317	4,060	4,158

Total non-performing assets (“NPAs”)	$66,423	$56,975	$45,668	$41,842	$36,133

Troubled debt restructured loans	$21,954	$7,757	$7,628	$9,353	$8,895
Total non-performing loans as a % of loans	0.60%	0.48%	0.33%	0.30%	0.30%
Total NPAs as a % of loans and NPAs	0.69%	0.58%	0.45%	0.42%	0.40%
Allowance for loans losses as a % of non-performing loans	174.54%	202.40%	281.93%	287.51%	267.53%

Non-accrual loans increased $10.3 million to $57.7 million at June 30, 2009 from $47.4 million at March 31, 2009, while OREO and other repossessed assets declined a combined total of $895 thousand over the same period. The increase in non-accrual loans was mostly due to three commercial mortgage loans totaling $5.9 million and one $2.6 million commercial loan.

Loans 90 days or more past due and still accruing, which were excluded from the non-performing category, are also presented in the table above. These loans increased $6.0 million, to $19.5 million, or 0.20 percent of total loans at June 30, 2009 from $13.5 million, or 0.14 percent of total loans at March 31, 2009. The increase was mainly due to one commercial loan and four commercial mortgage loans with a combined total of $3.6 million, as well as ten additional residential mortgage loans totaling $2.0 million.

The increase in loan delinquencies reflects the difficult economic climate; however, we believe our high underwriting policies continue to mitigate much of the potential impact of the economic environment as we view our overall delinquencies as relatively small in comparison to many other financial service providers. No residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing interest at June 30, 2009.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, increased $14.2 million to $22.0 million at June 30, 2009 as compared to $7.8 million at March 31, 2009. The increase in restructured loans from March 31, 2009 is mainly due to two restructured commercial loans totaling $14.5 million to one customer, which are both collateralized by aircrafts. This commercial loan relationship also includes a non-restructured aviation loan of $13.7 million which is performing as of June 30, 2009 and collateralized by an aircraft leased to a third party. Total restructured loans, including this relationship, consist of seven commercial loan relationships and two commercial lease relationships at June 30, 2009. Two of the other commercial loan relationships had unused lines of credit and an unfunded construction loan commitment with a combined total of $2.3 million at June 30, 2009. The restructured loans are presently performing under the modified terms, but there can be no assurance that Valley will not incur a loss related to these loans in the future.

Total loans past due in excess of 30 days were 1.49 percent of all loans at June 30, 2009 and 1.34 percent at March 31, 2009. We strive to keep the loans past due in excess of 30 days at these relatively low levels, however, there is no guarantee that our delinquency levels will not continue to increase due to the current economic downturn.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

Allowance for Credit Losses

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	($ in thousands)
Average loans outstanding	$9,770,280	$10,015,090	$8,897,004	$9,892,009	$8,718,408

Beginning balance:
Allowance for credit losses	$97,477	$94,738	$75,030	$94,738	$74,935
Loans charged-off	(9,202)	(8,041)	(5,447)	(17,243)	(10,049)
Recoveries	978	799	566	1,777	1,263

Net charge-offs	(8,224)	(7,242)	(4,881)	(15,466)	(8,786)
Provision for credit losses	13,064	9,981	5,800	23,045	9,800

Ending balance:
Allowance for credit losses	$102,317	$97,477	$75,949	$102,317	$75,949

Components of allowance for credit losses:
Allowance for loan losses	$100,761	$95,913	$73,729	$100,761	$73,729
Reserve for unfunded letters of credit	1,556	1,564	2,220	1,556	2,220

Allowance for credit losses	$102,317	$97,477	$75,949	$102,317	$75,949

Components of provision for credit losses:
Provision for loan losses	$13,072	$9,910	$5,693	$22,982	$9,851
Provision for unfunded letters of credit	(8)	71	107	63	(51)

Provision for credit losses	$13,064	$9,981	$5,800	$23,045	$9,800

Annualized net charge-offs as a percentage of average total loans	0.34%	0.29%	0.22%	0.31%	0.20%
Allowance for loan losses as a percentage of total loans	1.05%	0.97%	0.82%	1.05%	0.82%
Allowance for credit losses as a percentage of total loans	1.06%	0.99%	0.84%	1.06%	0.84%

At June 30, 2009, the allowance for credit losses totaled $102.3 million compared with $94.7 million at December 31, 2008. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $8.2 million for the three months ended June 30, 2009 compared with $7.2 million for three months ended March 31, 2009. The increase in net loan charge-offs from the linked quarter is mainly due to a $2.5 million increase in commercial loan net charge-offs, partially offset by a $1.3 million reduction in consumer loan net charge-offs. The provision during the second quarter of 2009 reflects an increase in reserves for non-accrual loans and other factors identified by management, as well as to provide for the potential risk of loan deterioration resulting from a continued recession.

Net loan charge-offs were $15.5 million for the six months ended June 30, 2009 compared with $8.8 million for the six months ended June 30, 2008. The increase in net loan charge-offs is primarily due to a $4.0 million increase in commercial loan net charge-offs and a $3.4 million increase in consumer loans net charge-offs.

The allowance for credit losses as a percentage of total loans increased 7 basis points to 1.06 percent at June 30, 2009 as compared to March 31, 2009 and increased 22 basis points as compared to June 30, 2008. The quarter over quarter increase was mainly the result of an increase in reserves for non-accrual, management’s outlook on the U.S. economy, as well as other factors identified during the quarterly analysis of the allowance.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocation as a percentage of each loan category:

Allocation of Allowance for Credit Losses

	June 30, 2009		March 31, 2009		December 31, 2008
	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category
Loan category:
Commercial*	$53,721	2.92%	$47,796	2.53%	$44,163	2.25%
Mortgage:
Construction	14,856	3.10	15,621	3.10	15,885	3.11
Residential mortgage	4,911	0.24	4,750	0.22	4,434	0.20
Commercial mortgage	10,398	0.31	9,824	0.29	10,035	0.30

Total mortgage loans	30,165	0.51	30,195	0.50	30,354	0.50
Consumer:
Home equity	1,686	0.29	1,702	0.28	1,696	0.28
Other consumer	10,721	0.86	11,419	0.86	12,622	0.86

Total consumer loans	12,407	0.67	13,121	0.68	14,318	0.69
Unallocated	6,024	N/A	6,365	N/A	5,903	N/A

	$102,317	1.06	$97,477	0.99	$94,738	0.93

*	Includes the reserve for unfunded letters of credit.

N/A - not applicable.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2009 and December 31, 2008, shareholders’ equity totaled approximately $1.3 billion and $1.4 billion, respectively, or 9.3 percent of total assets for both periods. The decrease in total shareholders’ equity during the six months ended June 30, 2009 was mainly the result of our repurchase of 75,000 shares ($73.1 million carrying value) of our senior preferred stock from the U.S. Treasury during the second quarter of 2009, dividends paid to common shareholders of $54.0 million, and dividends and discount accretion on our preferred stock of $10.0 million (including accelerated accretion of $1.9 million related to the discount on the shares repurchased during the second quarter of 2009), partially offset by a net income of $52.4 million and $27.7 million decrease in accumulated other comprehensive loss.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at June 30, 2009 was a $7.9 million net unrealized loss on investment securities available for sale, net of deferred tax as compared to a $32.7 million net unrealized loss, net of deferred tax at December 31, 2008. Also, included as a component of accumulated other comprehensive loss at June 30, 2009 was $22.8 million, representing the unfunded portion of Valley’s various pension obligations and a $2.5 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Our senior preferred shares pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. The senior preferred shares are 100 percent allowable in Tier I Capital for regulatory purposes.

On June 3, 2009, we repurchased from Treasury 75,000 out of the 300,000 shares of our senior preferred shares for an aggregate purchase price of approximately $75.2 million (including accrued and unpaid dividends). The repurchase resulted in an accelerated accretion charge of $1.9 million to retained earnings in the second quarter of 2009 based on the difference between the par value of $75 million and the carrying value of $73.1 million.

Our senior preferred shares and the warrant issued under the TARP Capital Purchase Program qualify and are accounted for as permanent equity on our balance sheet. Of the $300 million in original issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The original discount of $8.6 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life based on the likelihood of their repayment by us within that timeframe. For the three and six months ended June 30, 2009, $2.2 million and $2.8 million (including accelerated accretion of $1.9 million in both periods), respectively was amortized to retained earnings. For additional information see “Capital Adequacy” under Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

On June 8, 2009, Valley entered into an equity distribution agreement under which Valley may, from time to time, offer and sell up to 5.67 million shares of Valley’s common stock. Sales of the shares will be made at market prices prevailing at the time of sale or as otherwise agreed to by Valley. Under the agreement, we issued approximately 43 thousand shares at a weighted average price of $12.29, excluding transaction fees, during June 2009. During the third quarter, we issued an additional 1.9 million shares (including unsettled trades) at a weighted average price of approximately $13.08, excluding transaction fees, through August 6, 2009 under this agreement.

Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (“DRIP”). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. No new common shares were issued under this plan during the second quarter of 2009.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.1 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Valley made no purchases of its outstanding shares during the first six months of 2009. No further repurchases, without the Treasury’s consent, will be made under the terms of the nonvoting senior preferred shares sold to the Treasury while the shares are outstanding and owned by the Treasury.

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

Valley’s and Valley National Bank’s actual capital positions and ratios at June 30, 2009 and December 31, 2008, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of June 30, 2009
Total Risk-based Capital
Valley	$1,417,775	12.9%	$876,587	8.0%	$	N/A	N/A	%
Valley National Bank	1,217,417	11.1	875,125	8.0		1,093,906	10.0
Tier I Risk-based Capital
Valley	1,215,457	11.1	438,293	4.0		N/A	N/A
Valley National Bank	1,015,100	9.3	437,562	4.0		656,343	6.0
Tier I Leverage Capital
Valley	1,215,457	8.7	556,169	4.0		N/A	N/A
Valley National Bank	1,015,100	7.3	555,157	4.0		693,946	5.0
As of December 31, 2008
Total Risk-based Capital
Valley	$1,475,776	13.2%	$895,751	8.0%	$	N/A	N/A	%
Valley National Bank	1,190,129	10.6	894,556	8.0		1,118,196	10.0
Tier I Risk-based Capital
Valley	1,281,038	11.4	447,876	4.0		N/A	N/A
Valley National Bank	995,391	8.9	447,278	4.0		670,917	6.0
Tier I Leverage Capital
Valley	1,281,038	9.1	563,256	4.0		N/A	N/A
Valley National Bank	995,391	7.1	562,346	4.0		702,932	5.0

N/A - not applicable

Valley’s capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2009 and December 31, 2008. Upon the adoption of FIN 46 in 2003, Valley de-consolidated its capital trust. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits are scheduled to become effective on March 31, 2011. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley included all of its outstanding trust preferred securities in Tier I capital at June 30, 2009 and December 31, 2008. See Note 12 for additional information.

Book value per share amounted to $7.75 at June 30, 2009 and $7.56 at December 31, 2008. Tangible book value per share amounted to $5.50 at June 30, 2009 and $5.30 at December 31, 2008. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
Common shares outstanding	141,843,774	141,775,232
Shareholders’ equity	$1,318,896	$1,363,609
Less: Preferred stock	219,333	291,539
Less: Goodwill and other intangible assets	320,043	321,100

Tangible shareholders’ equity	$779,520	$750,970

Tangible book value per common share	$5.50	$5.30

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

The primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by net income per common share. Primarily due to net trading losses, an industry-wide FDIC special assessment, and other-than-temporary impairment of charges on private label mortgage-backed securities classified as available for sale, our cash dividend pay-out per common share for the six months ended June 30, 2009, was greater than our earnings for the same period, thereby causing our earnings retention to be zero for the same period. The retention ratio for the comparable six months ended June 30, 2008 was 31.0 percent. Cash dividends declared amounted to $0.38 per common share for both the six months ended June 30, 2009 and 2008. Under Bank Interagency Guidance, the Office of the Controller of the Currency has cautioned banks to look at the dividend payout ratio to insure that banks are able to lend to credit worthy borrowers. The Board continued the cash dividend unchanged during the second quarter of 2009 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 50 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

We Are a Holding Company and Depend on Our Subsidiaries for Dividends, Distributions and Other Payments.

We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions, and other payments from our banking and non-banking subsidiaries to fund cash dividend payments on our common and preferred stock and to fund most payments on our other obligations. Regulations relating to capital requirements affect the ability of our subsidiaries to pay dividends and other distributions to us and to make loans to us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders or interest payments on our junior subordinated debentures issued to capital trusts. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

We May Reduce or Eliminate the Cash Dividend on Our Common Stock.

Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Moreover, as long as there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full. Also, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

An Increased Valuation of Our Junior Subordinated Debentures Issued to VNB Capital Trust I May Adversely Impact Our Net Income and Earnings Per Share.

Effective January 1, 2007, we elected early adoption of SFAS No. 159, “The Fair Value Option,” which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. At adoption, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets (Level 2 inputs under SFAS No. 157, “Fair Value Measurements”), specifically the trust preferred securities issued by the VNB Capital Trust I, which contain identical terms as our junior subordinated debentures. As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. The non-cash charge against our earnings does not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 14, 2009, the Annual Meeting of Shareholders of Valley National Bancorp was held. A total of 115,212,807 of Valley’s shares were present or represented by proxy at the meeting. Valley’s shareholders took the following actions:

Proposal #1 – Voted on the election of 15 persons, named in the Proxy Statement, to serve as directors of Valley for the ensuing year constituting the entire Board of Directors. All director nominees were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions and broker non-votes with respect to the election of directors.

	Number of Votes
Name	For	Withheld
Andrew B. Abramson	111,893,666	3,319,134
Pamela R. Bronander	112,099,725	3,113,075
Eric P. Edelstein	112,031,097	3,181,703
Mary J. Steele Guilfoile	110,739,227	4,473,574
Graham O. Jones	110,797,730	4,415,071
Walter H. Jones, III	111,715,662	3,497,139
Gerald Korde	111,976,351	3,236,450
Michael L. LaRusso	112,125,192	3,087,608
Marc J. Lenner	112,189,989	3,022,811
Gerald H. Lipkin	111,777,219	3,435,582
Robinson Markel	92,057,164	23,155,637
Richard S. Miller	92,067,180	23,145,621
Barnett Rukin	112,074,505	3,138,296
Suresh L. Sani	111,508,590	3,704,211
Robert C. Soldoveri	111,966,991	3,245,810

Proposal #2 – Ratified the appointment of KPMG LLP as Valley’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Number of Votes
For	113,229,127
Against/Withheld	1,541,960
Abstained	471,883
Broker Non-Votes	—

Proposal #3 – Approved Valley’s 2009 Long-Term Stock Incentive Plan.

Number of Votes
For	70,360,522
Against/Withheld	8,823,808
Abstained	3,276,559
Broker Non-Votes	32,782,090

Proposal #4 – Approved, on a non-binding basis, the compensation of Valley’s named executive officers as determined by the Compensation and Human Resources Committee.

Number of Votes
For	94,766,066
Against/Withheld	15,958,565
Abstained	4,518,329
Broker Non-Votes	19

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Amended and Restated Certificate of Incorporation of the Registrant.*

B.     By-laws of the Registrant, as amended are incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

(10.1)	Equity Distribution Agreement, dated June 8, 2009, by and among Valley National Bancorp, Stifel, Nicolaus & Company and RBC Capital Markets Corporation, as incorporated by reference to the Registrant’s Form 8-K Current Report filed on June 9, 2009.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: August 7, 2009	/s/ Gerald H. Lipkin
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: August 7, 2009	/s/ Alan D. Eskow
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer