Form 10-Q
period 2009-09-30
VALLEY NATIONAL BANCORP
filed 2009-11-06
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (no par value), of which 147,840,438 shares were outstanding as of November 5, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$244,447	$237,497
Interest bearing deposits with banks	287,471	343,010
Investment securities:
Held to maturity, fair value of $1,542,765 at September 30, 2009 and $1,069,245 at December 31, 2008	1,578,746	1,154,737
Available for sale	1,345,864	1,435,442
Trading securities	32,173	34,236

Total investment securities	2,956,783	2,624,415

Loans held for sale, at fair value	14,218	4,542

Loans	9,511,413	10,143,690
Less: Allowance for loan losses	(103,446)	(93,244)

Net loans	9,407,967	10,050,446

Premises and equipment, net	268,319	256,343
Bank owned life insurance	302,520	300,058
Accrued interest receivable	60,530	57,717
Due from customers on acceptances outstanding	5,046	9,410
Goodwill	295,698	295,146
Other intangible assets, net	24,365	25,954
Other assets	364,506	513,591

Total Assets	$14,231,870	$14,718,129

Liabilities
Deposits:
Non-interest bearing	$2,225,626	$2,118,249
Interest bearing:
Savings, NOW and money market	4,025,047	3,493,415
Time	3,191,798	3,621,259

Total deposits	9,442,471	9,232,923

Short-term borrowings	199,392	640,304
Long-term borrowings	2,964,398	3,008,753
Junior subordinated debentures issued to capital trusts (includes fair value of $153,569 at September 30, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	178,843	165,390
Bank acceptances outstanding	5,046	9,410
Accrued expenses and other liabilities	157,618	297,740

Total Liabilities	12,947,768	13,354,520

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; issued 100,000 shares at September 30, 2009 and 300,000 shares at December 31, 2008	97,625	291,539
Common stock, no par value, authorized 200,430,392 shares; issued 149,393,107 shares at September 30, 2009 and 143,722,114 shares at December 31, 2008	52,611	48,228
Surplus	1,117,240	1,047,085
Retained earnings	76,851	85,234
Accumulated other comprehensive loss	(18,279)	(60,931)
Treasury stock, at cost (1,723,027 common shares at September 30, 2009 and 1,946,882 common shares at December 31, 2008)	(41,946)	(47,546)

Total Shareholders’ Equity	1,284,102	1,363,609

Total Liabilities and Shareholders’ Equity	$14,231,870	$14,718,129

*	Share data reflects the five percent common stock dividend issued on May 22, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$139,506	$151,871	$424,719	$422,113
Interest and dividends on investment securities:
Taxable	32,670	34,270	102,162	104,477
Tax-exempt	2,414	2,507	7,175	7,642
Dividends	2,493	2,222	6,475	6,819
Interest on federal funds sold and other short-term investments	198	130	646	2,032

Total interest income	177,281	191,000	541,177	543,083

Interest Expense
Interest on deposits:
Savings, NOW, and money market	6,638	12,080	18,321	37,300
Time	19,833	27,902	76,118	85,552
Interest on short-term borrowings	487	2,122	3,617	6,641
Interest on long-term borrowings and junior subordinated debentures	35,255	33,664	105,376	100,198

Total interest expense	62,213	75,768	203,432	229,691

Net Interest Income	115,068	115,232	337,745	313,392
Provision for credit losses	12,722	6,850	35,767	16,650

Net Interest Income after Provision for Credit Losses	102,346	108,382	301,978	296,742

Non-Interest Income
Trust and investment services	1,811	1,774	5,048	5,286
Insurance commissions	2,504	2,351	8,074	7,987
Service charges on deposit accounts	6,871	7,480	20,071	21,102
(Losses) gains on securities transactions, net	(5)	(1,907)	246	(983)
Other-than-temporary impairment losses on securities	—	(65,549)	(5,905)	(67,286)
Portion recognized in other comprehensive income (before taxes)	(743)	—	557	—

Net impairment losses on securities recognized in earnings	(743)	(65,549)	(5,348)	(67,286)
Trading (losses) gains, net	(3,474)	14,747	(8,886)	11,255
Fees from loan servicing	1,216	1,243	3,585	3,690
Gains on sales of loans, net	2,699	282	7,275	1,006
Gains on sales of assets, net	128	171	477	256
Bank owned life insurance	1,421	2,659	4,189	8,804
Other	4,650	4,645	12,943	13,960

Total non-interest income (loss)	17,078	(32,104)	47,674	5,077

Non-Interest Expense
Salary expense	32,205	33,147	96,049	93,448
Employee benefit expense	8,285	8,363	25,493	24,215
Net occupancy and equipment expense	14,452	14,032	44,347	40,288
FDIC insurance assessment	3,355	412	16,786	887
Amortization of other intangible assets	1,710	1,959	5,537	5,107
Professional and legal fees	2,056	1,852	6,295	6,038
Advertising	701	965	1,868	1,682
Other	11,128	13,112	32,569	33,614

Total non-interest expense	73,892	73,842	228,944	205,279

Income Before Income Taxes	45,532	2,436	120,708	96,540
Income tax expense (benefit)	13,950	(1,159)	36,745	19,879

Net Income	31,582	3,595	83,963	76,661
Dividends on preferred stock and accretion	5,983	—	15,996	—

Net Income Available to Common Stockholders	$25,599	$3,595	$67,967	$76,661

Earnings Per Common Share:*
Basic	$0.18	$0.03	$0.48	$0.57
Diluted	0.18	0.03	0.48	0.57
Cash Dividends Declared per Common Share*	0.19	0.19	0.57	0.57
Weighted Average Number of Common Shares Outstanding:*
Basic	145,052,655	141,568,980	142,889,382	135,358,526
Diluted	145,053,020	141,717,842	142,889,911	135,437,231

*	Share data reflects the five percent common stock dividend issued on May 22, 2009.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$83,963	$76,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,044	10,957
Stock-based compensation	3,118	4,552
Provision for credit losses	35,767	16,650
Net amortization of premiums and accretion of discounts on securities	5,819	(279)
Amortization of other intangible assets	5,537	5,107
(Gains) losses on securities transactions, net	(246)	983
Net impairment losses on securities recognized in earnings	5,348	67,286
Proceeds from sales of loans held for sale	286,864	46,446
Gains on loans held for sale, net	(7,275)	(1,006)
Origination of loans held for sale	(289,265)	(44,823)
Net change in trading securities	2,063	661,194
Gains on sales of assets, net	(477)	(256)
Change in fair value of borrowings carried at fair value	13,504	(19,922)
Net change in cash surrender value of bank owned life insurance	(4,189)	(8,804)
Net decrease in accrued interest receivable and other assets	114,708	62,528
Net decrease in accrued expenses and other liabilities	(161,298)	(17,049)

Net cash provided by operating activities	103,985	860,225

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	185,043	89,610
Proceeds from maturities and prepayments of investment securities available for sale	280,164	423,666
Purchases of investment securities available for sale	(283,842)	(692,591)
Purchases of investment securities held to maturity	(774,440)	(200,785)
Proceeds from maturities and prepayments of investment securities held to maturity	344,161	102,810
Net decrease (increase) in loans	606,826	(761,805)
Proceeds from bank owned life insurance	1,727	—
Proceeds from sales of premises and equipment	3,713	744
Purchases of premises and equipment	(23,461)	(22,928)
Cash and cash equivalents acquired in acquisition	—	35,376

Net cash provided by (used in) investing activities	339,891	(1,025,903)

Cash flows from financing activities:
Net increase in deposits	209,548	257,460
Net (decrease) increase in short-term borrowings	(440,912)	178,100
Advances of long-term borrowings	—	390,000
Repayments of long-term borrowings	(43,001)	(316,751)
Redemption of junior subordinated debentures	—	(7,925)
Redemption of preferred stock	(200,000)	—
Dividends paid to preferred shareholder	(11,202)	—
Dividends paid to common shareholders	(80,948)	(75,548)
Common stock issued, net of cancellations	74,050	1,798

Net cash (used in) provided by financing activities	(492,465)	427,134

Net (decrease) increase in cash and cash equivalents	(48,589)	261,456
Cash and cash equivalents at beginning of period	580,507	237,465

Cash and cash equivalents at end of period	$531,918	$498,921

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$228,196	$231,175
Federal and state income taxes	43,921	43,786

Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$67,411
Loans	—	812,489
Allowance for loan losses	—	(11,410)
Premises and equipment, net	—	15,266
Bank owned life insurance	—	16,284
Accrued interest receivable	—	3,834
Goodwill	—	114,160
Other intangible assets, net	—	7,476
Other assets	—	11,475

Total non-cash assets acquired	—	1,036,985

Liabilities assumed:
Deposits	$—	$714,942
Short-term borrowings	—	15,415
Long-term borrowings	—	133,574
Junior subordinated debentures issued to capital trusts	—	25,359
Accrued expenses and other liabilities	—	15,275

Total liabilities assumed	—	904,565

Net non-cash assets acquired	$—	$132,420

Cash and cash equivalents acquired	$—	$35,376

Common stock issued in acquisition	$—	$167,796

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation (“Valley”), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”) and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 13 below for more detail. Certain prior period amounts have been reclassified to conform to the current presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year. Valley has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. On that date, the FASB’s ASC became the official source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. While the conversion to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies, it does not change U.S. GAAP. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2008 audited financial statements filed on Form 10-K.

On May 22, 2009, Valley issued a five percent common stock dividend to shareholders of record on May 8, 2009. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except for share data)

Net income	$31,582	$3,595	$83,963	$76,661
Dividends on preferred stock and accretion	5,983	—	15,996	—

Net income available to common stockholders	$25,599	$3,595	$67,967	$76,661

Basic weighted-average number of common shares outstanding	145,052,655	141,568,980	142,889,382	135,358,526
Plus: Common stock equivalents	365	148,862	529	78,705

Diluted weighted-average number of common shares outstanding	145,053,020	141,717,842	142,889,911	135,437,231

Earnings per share:
Basic	$0.18	$0.03	$0.48	$0.57
Diluted	0.18	0.03	0.48	0.57

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options totaled 6.7 million and 3.1 million for the three months ended September 30, 2009 and 2008, respectively, and 6.6 million and 3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 3. Stock–Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “2009 LTSIP”), originally adopted by Valley’s Board of Directors on November 17, 2008 which was approved by its shareholders on April 14, 2009. The 2009 LTSIP replaced the 1999 Long-Term Stock Incentive Plan which expired on January 19, 2009, with approximately 1.7 million unissued shares remaining. The 2009 LTSIP is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the 2009 LTSIP is to provide additional incentive to officers and key employees of Valley and its subsidiaries whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or on the last date preceding such date on which a sale was reported. Valley granted stock options totaling 1 thousand and 8 thousand shares during the three and nine months ended September 30, 2009, respectively. All stock options granted during 2009 were to non-executive officers and employees. An incentive stock option’s maximum term to exercise is 10 years from the date of grant and is subject to a vesting schedule. Valley awarded restricted stock totaling 6 thousand and 21 thousand shares to executive officers and employees during the three and nine months ended September 30, 2009, respectively.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $951 thousand and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $3.0 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively. The $4.4 million expense for the nine months ended September 30, 2008 includes $856 thousand which was immediately recognized for stock awards granted to retirement eligible employees. There were no stock awards granted to retirement eligible employees during the nine months ended September 30, 2009, therefore, no immediate expense was recognized during the period. The fair values of all other stock awards are expensed over the vesting period. As of September 30, 2009, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $7.1 million and will be recognized over an average remaining vesting period of approximately 2.5 years.

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

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Risk-free interest rate	1.1 - 4.0%	3.4 - 5.1%
Dividend yield	4.5%	4.3%
Volatility	24.0%	21.0%
Expected term (in years)	6.7	7.3

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego a portion or all of their annual cash retainer and certain meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest 100 percent at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. Valley granted approximately 20 thousand shares and 23 thousand shares under the 2004 Director Restricted Stock Plan during the nine months ended September 30, 2009 and 2008, respectively. There were approximately 103 thousand restricted shares outstanding under this plan as of September 30, 2009.

Note 4. Comprehensive Income (Loss)

Valley’s components of other comprehensive income (loss), net of deferred tax, include unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective January 1, 2009), unrealized gains (losses) on derivatives used in cash flow hedging relationships, and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$31,582	$3,595	$83,963	$76,661

Other comprehensive income (loss), net of tax:
Net change in unrealized gains and losses on securities available for sale	14,566	(46,295)	47,151	(71,671)
Net change in non-credit impairment losses on securities	390	—	(75)	—
Net pension benefits adjustment	196	133	633	397
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(652)	(2,386)	1,733	(2,217)
Less reclassification adjustment for gains and losses included in net income	412	39,099	1,815	39,589

Total other comprehensive income (loss), net of tax:	14,912	(9,449)	51,257	(33,902)

Total comprehensive income (loss)	$46,494	$(5,854)	$135,220	$42,759

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

Pro forma results of operations including Greater Community for the nine months ended September 30, 2008 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during the nine months ended September 30, 2008, and therefore have not been presented as discontinued operations in Valley’s consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Recent Accounting Pronouncements

As discussed in Note 1, on July 1, 2009, the ASC became the FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.

In December 2007, the FASB issued new authoritative accounting guidance under ASC Topic 805, “Business Combinations.” The new business combination guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process previously required whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case. Under U.S. GAAP, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligation,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of contingencies. The new guidance is effective for all business combinations closing after January 1, 2009 and could have a significant impact on Valley’s accounting for business combinations on or after such date.

In December 2007, the FASB issued new authoritative accounting guidance under ASC Topic 810, “Consolidation,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Valley’s adoption of the new consolidation guidance under ASC Topic 810 on January 1, 2009 did not have a significant impact on Valley’s statement of condition or results of operations.

In March 2008, the FASB issued new authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” to establish enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Valley adopted the new guidance under ASC Topic 815 on January 1, 2009 and has included the applicable financial statement disclosures in Note 14 below.

In December 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, “Compensation – Retirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The new guidance requires employers of public and nonpublic entities to disclose (a) more information about how investment allocation decisions are made; (b) provide more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. These new disclosure requirements under ASC Topic 715 will be included in Valley’s financial statements beginning with the financial statements for the year ended December 31, 2009.

Effective January 1, 2009, Valley early adopted the new authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The new provision provides additional guidance for estimating fair value and includes additional factors for identifying circumstances that indicate a transaction is not in an orderly market. The model includes (a) evaluating the significance and relevance of the factors to determine whether, based on the weight of the evidence, there has been a significant decrease in the volume and level of activity for the asset or liability; (b) if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transaction or the quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The new guidance also requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the new provisions and to quantify its effects. See Note 7 for discussion of the impact on valuation of certain investment securities due to the adoption of the new guidance under ASC Topic 820 and the impact to the consolidated financial statements.

Effective January 1, 2009, Valley early adopted the new authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities,” to require that (a) an entity separately present, in the financial statement where the components of accumulated other comprehensive income are reported, amounts recognized in accumulated other comprehensive income related to held-to-maturity and available-for-sale debt securities for which an other-than-temporary impairment has been recognized and (b) only the portion of the impairment related to a credit loss is recognized in earnings. This new guidance also changes the guidance to state that management must assert (a) it does not have the intent to sell the security, and (b) if the entity does not intend to sell the security, it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis. This new guidance requires that an entity recognize non-credit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by increasing the carrying value of the asset unless the security is subsequently sold and there are additional credit losses. Valley’s adoption of the new guidance under ASC Topic 320 resulted in an $8.6 million cumulative-effect adjustment, net of taxes to increase retained earnings with an offset to accumulated other comprehensive loss as of January 1, 2009 for the non-credit component of losses on debt securities for which other-than-temporary impairment was previously recognized.

On March 31, 2009, Valley early adopted the new authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new guidance also amends previously issued U.S. GAAP to require those disclosures in summarized financial information at interim reporting periods. Under this new guidance, a public company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim periods. In addition, an entity shall disclose in the body of the accompanying notes of its summarized financial information for interim periods and in its financial statements for annual reporting periods, the fair value of all its financial instruments for which it is practical to estimate fair value. Valley has included the applicable fair value disclosures in Note 7 below.

On April 1, 2009, FASB issued new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” This new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required under ASC Topic 450. The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. The new guidance is effective for assets or liabilities arising from contingencies in business combinations after January 1, 2009.

In May 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new guidelines define (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new guidance under ASC Topic 855 became effective for financial statements issued for periods ending after June 15, 2009 and did not have a significant impact on Valley’s financial statements.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” to (i) enhance reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminate the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) require additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under ASC Topic 860 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, “Consolidation.” This new guidance amends previously issued U.S. GAAP for consolidation of variable interest entities to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new guidance under ASC Topic 810 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 under ASC Topic 820 to provide clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of ASC Topic 820, such as an income approach or a market approach. The update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance also clarifies that the quoted price for an identical liability traded as an asset in an active market would also be a Level 1 measurement, provided that the quoted price does not need to be adjusted to reflect factors specific to the asset that do no apply to the fair value measurement of the liability. Effective September 30, 2009, Valley early adopted the new guidance and it did not have a significant impact on Valley’s consolidated financial statements. However, under the new guidance, the fair value measurement of Valley’s junior subordinated debentures carried at fair value now qualifies as a Level 1 measurement. See Notes 7 and 13 below for further information regarding the valuation technique used for the debentures carried at fair value.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Fair Value Measurement of Assets and Liabilities

Valley uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities classified as available for sale, trading securities, residential mortgage loans held for sale, junior subordinated debentures issued to VNB Capital Trust I, and derivatives are recorded at fair value on a recurring basis.

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

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted exchange quoted prices in active markets for identical assets or liabilities, or identical liabilities traded as assets that the reporting entity has the ability to access at the measurement date;

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets), for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2009 and December 31, 2008. As required by U.S. GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$75,003	$75,003	$—	$—
Obligations of states and political subdivisions	36,248	—	36,248	—
Residential mortgage-backed securities	1,053,059	—	926,162	126,897
Trust preferred securities	34,919	—	16,184	18,735
Corporate and other debt securities	97,255	—	96,203	1,052
Equity securities	49,380	30,146	10,292	8,942

Total available for sale	1,345,864	105,149	1,085,089	155,626

Trading securities	32,173	—	—	32,173
Loans held for sale (1)	14,218	—	14,218	—
Other assets (2)	6,613	—	6,613	—

Total assets	$1,398,868	$105,149	$1,105,920	$187,799

Liabilities:
Junior subordinated debentures issued to
VNB Capital Trust I (3)	$153,569	$153,569	$—	$—
Other liabilities (2)	1,325	—	1,325	—

Total liabilities	$154,894	$153,569	$1,325	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $13.9 million at September 30, 2009.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at September 30, 2009.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale	$1,435,442	$13,483	$1,421,959	$—
Trading securities	34,236	—	34,236	—
Loans held for sale (1)	4,542	—	4,542	—
Other assets (2)	3,334	—	3,334	—

Total assets	$1,477,554	$13,483	$1,464,071	$—

Liabilities:
Junior subordinated debentures issued to
VNB Capital Trust I (3)	$140,065	$—	$140,065	$—
Other liabilities (2)	2,008	—	2,008	—

Total liabilities	$142,073	$—	$142,073	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.47 million at December 31, 2008.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2008.

The following valuation techniques were used to measure the fair value of financial instruments in the table above on a recurring basis during the nine months ended September 30, 2009 and the year ended December 31,

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008 unless otherwise noted. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. Certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of the new authoritative guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” on January 1, 2009, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for certain trading securities, consisting of trust preferred securities, under Level 3, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated prospective cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. For a majority of the securities valued under Level 3, the discount rate actually utilized reflected orderly transactions of similar issued securities by the same obligor. If applicable, the discount rate is further adjusted to reflect a market premium which incorporates, among other variables, illiquidity premiums and variances in the instruments structure. If available, the quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

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

For available for sale trust preferred securities and corporate debt securities, the resulting estimated prospective cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. If available, the quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

For available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (a) the historical average risk premium of similar structured private label securities, (b) a risk premium reflecting current market conditions, including liquidity risk and (c) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. If available, the quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk was deemed immaterial to the gains recognized for changes in fair value of mortgage loans held for sale during the three and nine months ended September 30, 2009 and 2008 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to VNB Capital Trust I. Beginning September 30, 2009, the junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs, as clarified by the FASB’s Accounting Standards Update described in Note 6. The fair value was estimated using the quoted price in active markets for the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. Prior to Valley’s adoption of the new authoritative accounting guidance, this valuation technique was considered to have Level 2 inputs based on pre-existing guidance under U.S. GAAP. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see details at Note 13) and therefore, the preferred stock’s quoted prices move in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three and nine months ended September 30, 2009 and 2008.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using prices obtained from a third party advisor. The fair value measurement of the interest rate caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2009 and December 31, 2008.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of period	$32,821		$122,540		$—		$—
Transfers into Level 3 (1)	—		34,329		34,236		149,672
Total net gains (losses) for the period included in:
Net income	(648)		—		3,637		—
Other comprehensive income	—		3,677		—		22,170
Sales and settlements	—		(4,920)		(5,700)		(16,216)

Balance, end of period	$32,173		$155,626		$32,173		$155,626

Net unrealized (losses) gains included in net income for the period relating to assets held at September 30, 2009 (2)	$(648	)(3)	$(743	) (4)	$3,615	(3)	$(5,348	)(4)

(1)	The amounts presented as transfers into Level 3 represents the fair value as of the beginning of the periods presented. Amounts represent transfers from Level 2 of single-issuer trust preferred securities and private label mortgage-backed securities for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses for the period are included in the above table.
(2)	Represents net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading (losses) gains, net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

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

Loan servicing rights. For the third quarter of 2009, Valley recognized a $32 thousand recovery of previously recognized impairment charges on loan servicing rights through a valuation allowance. Impairment charges are recognized on loan servicing rights when the book value of certain stratums of the loan servicing rights portfolio exceed the stratum’s estimated fair value. Fair values for each stratum are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Valley’s loan servicing rights had a carrying value of $10.5 million (net of a $1.0 million valuation allowance) at September 30, 2009. See Note 10 for further information.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the nine months ended September 30, 2009, certain impaired loans were individually remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $17.7 million were reduced by specific valuation allowance allocations during the nine months ended September 30, 2009 totaling $8.0 million to a reported fair value of $9.7 million based on collateral values utilizing Level 3 valuation inputs.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three or nine months ended September 30, 2009 and 2008.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2009 and 2008:

Reported in Consolidated Statements of Condition at:		Gains (Losses) on Change in Fair Value
	Reported in Consolidated Statements of Income at:	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
		(in thousands)

Assets:
Available for sale securities	Net impairment losses on securities	$(743)	$(65,549)	$(5,348)	$(67,286)
Trading securities	Trading (losses) gains, net	(648)	(6,105)	4,618	(8,667)
Loans held for sale	Gains on sales of loans, net	2,699	282	7,275	1,006

Liabilities:
Long-term borrowings *	Trading (losses) gains, net	—	—	—	(1,194)
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(2,826)	20,852	(13,504)	21,116

		$(1,518)	$(50,520)	$(6,959)	$(55,025)

*	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at September 30, 2009.

The preparation of financial statements in accordance with U.S. GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. Below is management’s estimate of the fair value of financial instruments which were carried on the consolidated statements of financial condition at cost or amortized cost.

The fair value estimates below made at September 30, 2009 and December 31, 2008 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Investment securities held to maturity: Fair values are based on prices obtained through an independent pricing service or dealer market participants which Valley has historically transacted both purchases and sales

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of the new authoritative accounting guidance under ASC Topic 820, Valley reviewed the volume and level of activity for all classes of held to maturity securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

Loans: Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Junior subordinated debentures issued to GCB Capital Trust III: There is no active market for the trust preferred securities issued by GCB Capital Trust III. Therefore, the fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity U.S. Treasury security. Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$244,447	$244,447	$237,497	$237,497
Interest bearing deposit with banks	287,471	287,471	343,010	343,010
Investment securities held to maturity	1,578,746	1,542,765	1,154,737	1,069,245
Investment securities available for sale	1,345,864	1,345,864	1,435,442	1,435,442
Trading securities	32,173	32,173	34,236	34,236
Loans held for sale, at fair value	14,218	14,218	4,542	4,542
Net loans	9,407,967	9,408,897	10,050,446	10,169,298
Accrued interest receivable	60,530	60,530	57,717	57,717
Federal Reserve Bank and Federal Home Loan Bank stock	140,631	140,631	150,476	150,476
Other assets*	6,613	6,613	3,334	3,334

Financial liabilities:
Deposits without stated maturities	6,250,673	6,250,673	5,611,664	5,611,664
Deposits with stated maturities	3,191,798	3,240,699	3,621,259	3,681,279
Short-term borrowings	199,392	194,068	640,304	635,767
Long-term borrowings	2,964,398	3,209,421	3,008,753	3,455,381
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $153,569 at September 30, 2009 and $140,065 at December 31, 2008for VNB Capital Trust I)	178,843	178,199	165,390	162,936
Accrued interest payable	8,439	8,439	32,802	32,802
Other liabilities*	1,325	1,325	2,008	2,008

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at September 30, 2009 and December 31, 2008.

Note 8. Loans

The details of the loan portfolio as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Commercial and industrial loans	$1,804,822	$1,965,372

Mortgage:
Construction	446,662	510,519
Residential mortgage	2,011,532	2,269,935
Commercial real estate	3,473,628	3,324,082

Total mortgage loans	5,931,822	6,104,536

Consumer:
Home equity	575,332	607,700
Credit card	9,916	9,916
Automobile	1,114,070	1,364,343
Other consumer	75,451	91,823

Total consumer loans	1,774,769	2,073,782

Total loans	$9,511,413	$10,143,690

Total loans are net of unearned discount and deferred loan fees totaling $7.8 million and $4.8 million at September 30, 2009 and December 31, 2008.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Loans past due in excess of 90 days and still accruing	$23,094	$15,557

Non-accrual loans	$74,045	$33,073
Other real estate owned	3,816	8,278
Other repossessed assets	4,931	4,317

Total non-performing assets	$82,792	$45,668

Troubled debt restructured loans	$19,406	$7,628

Information about impaired loans as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Impaired loans for which there were specific related allowance for loan losses	$30,965	$10,491
Other impaired loans	33,568	11,882

Total impaired loans	$64,533	$22,373

Related allowance for loan losses	$9,388	$2,104

The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Beginning balance - Allowance for credit losses	$102,317	$75,949	$94,738	$74,935

Loans charged-off	(10,811)	(5,197)	(28,054)	(15,246)
Charged-off loans recovered	826	749	2,603	2,012

Net charge-offs	(9,985)	(4,448)	(25,451)	(13,234)
Additions from acquisitions	—	11,410	—	11,410
Provision charged for credit losses	12,722	6,850	35,767	16,650

Ending balance - Allowance for credit losses	$105,054	$89,761	$105,054	$89,761

Components of allowance for credit losses:
Allowance for loan losses	$103,446	$88,158	$103,446	$88,158
Reserve for unfunded letters of credit	1,608	1,603	1,608	1,603

Allowance for credit losses	$105,054	$89,761	$105,054	$89,761

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Investment Securities

As of September 30, 2009, Valley had approximately $1.6 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), perpetual preferred securities issued by banks, equity securities, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within Valley’s investment portfolio are participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges. Approximately $10.1 million and $141.4 million of the residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities at September 30, 2009, while the remainder of the residential mortgage-backed securities were issued by U.S. government sponsored agencies. The private label mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $32 thousand and $10.2 million, respectively, at September 30, 2009.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

U.S. government agency securities	$—	$—	$—	$—	$24,958	$65	$—	$25,023
Obligations of states and political subdivisions	250,091	6,502	(22)	256,571	201,858	2,428	(701)	203,585
Residential mortgage-backed securities	994,011	23,465	(32)	1,017,444	593,275	7,076	(785)	599,566
Trust preferred securities	281,832	2,097	(67,041)	216,888	281,824	229	(91,151)	190,902
Corporate and other debt securities	52,812	1,280	(2,230)	51,862	52,822	2,547	(5,200)	50,169

Total investment securities held to maturity	$1,578,746	$33,344	$(69,325)	$1,542,765	$1,154,737	$12,345	$(97,837)	$1,069,245

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Obligations of states and political subdivisions	$843	$(5)	$1,507	$(17)	$2,350	$(22)
Residential mortgage-backed securities	—	—	2,855	(32)	2,855	(32)
Trust preferred securities	923	(77)	149,928	(66,964)	150,851	(67,041)
Corporate and other debt securities	6,975	(50)	17,773	(2,180)	24,748	(2,230)

Total	$8,741	$(132)	$172,063	$(69,193)	$180,804	$(69,325)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Obligations of states and political subdivisions	$27,346	$(661)	$3,853	$(40)	$31,199	$(701)
Residential mortgage-backed securities	36,985	(785)	—	—	36,985	(785)
Trust preferred securities	89,816	(24,111)	88,642	(67,040)	178,458	(91,151)
Corporate and other debt securities	29,389	(4,677)	3,000	(523)	32,389	(5,200)

Total	$183,536	$(30,234)	$95,495	$(67,603)	$279,031	$(97,837)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the market place. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2009 was 42 compared to 87 at December 31, 2008.

At September 30, 2009, the unrealized losses reported for trust preferred securities relate to 29 single-issuer securities, mainly issued by bank holding companies. Of the 29 trust preferred securities, 17 are investment grade, 1 was non-investment grade, and 11 are not rated as of September 30, 2009. Additionally, $36.0 million of the $67.0 million in unrealized losses at September 30, 2009 relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. During August and October of 2009, the bank issuer elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an agreement with its bank regulators which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of September 30, 2009. Based on this information, management believes that Valley will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment charges on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities as of September 30, 2009 relate mainly to one investment grade rated, bank-issued corporate bond with a $9.0 million amortized cost and a $2.0 million unrealized loss. The security is paying in accordance with its terms. Additionally, management analyzes the performance

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the corporate and other debt issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution. Due to an illiquid and inactive market, Valley used Level 3 fair value measurements for 27 and 6 individual trust preferred securities and corporate bonds, respectively, out of a total of 40 and 12 of such instruments, respectively, classified as held to maturity at September 30, 2009.

Management does not believe that any individual unrealized loss as of September 30, 2009 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2009 the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit and for other purposes required by law, was $341.5 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2009 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2009
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$68,889	$68,938
Due after one year through five years	69,197	70,834
Due after five years through ten years	80,487	83,149
Due after ten years	366,162	302,400
Residential mortgage-backed securities	994,011	1,017,444

Total investment securities held to maturity	$1,578,746	$1,542,765

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 1.7 years at September 30, 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

U.S. Treasury securities	$74,917	$86	$—	$75,003	$—	$—	$—	$—
U.S. government agency securities	—	—	—	—	101,787	785	(8)	102,564
Obligations of states and political subdivisions	35,248	1,024	(24)	36,248	47,371	930	(110)	48,191
Residential mortgage-backed securities	1,020,260	43,032	(10,233)	1,053,059	1,229,248	21,692	(35,554)	1,215,386
Trust preferred securities*	56,858	81	(22,020)	34,919	49,621	25	(20,299)	29,347
Corporate and other debt securities	97,538	4,985	(5,268)	97,255	11,919	—	(6,762)	5,157
Equity securities	49,504	4,123	(4,247)	49,380	49,383	31	(14,617)	34,797

Total investment securities available for sale	$1,334,325	$53,331	$(41,792)	$1,345,864	$1,489,329	$23,463	$(77,350)	$1,435,442

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related investment securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Obligations of states and political subdivisions	$—	$—	$1,993	$(24)	$1,993	$(24)
Residential mortgage-backed securities	2,617	(49)	131,670	(10,184)	134,287	(10,233)
Trust preferred securities	1,589	(337)	31,773	(21,683)	33,362	(22,020)
Corporate and other debt securities	1,052	(3)	4,708	(5,265)	5,760	(5,268)
Equity securities	788	(369)	36,225	(3,878)	37,013	(4,247)

Total	$6,046	$(758)	$206,369	$(41,034)	$212,415	$(41,792)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. government agency securities	$1,004	$(8)	$—	$—	$1,004	$(8)
Obligations of states and political subdivisions	3,515	(109)	856	(1)	4,371	(110)
Residential mortgage-backed securities	191,002	(24,902)	55,948	(10,652)	246,950	(35,554)
Trust preferred securities	18,334	(8,159)	8,948	(12,140)	27,282	(20,299)
Corporate and other debt securities	1,656	(290)	3,500	(6,472)	5,156	(6,762)
Equity securities	19,815	(11,092)	8,802	(3,525)	28,617	(14,617)

Total	$235,326	$(44,560)	$78,054	$(32,790)	$313,380	$(77,350)

The total number of security positions in the available for sale portfolio in an unrealized loss position at September 30, 2009 was 78 compared to 190 at December 31, 2008. The unrealized losses for residential mortgage-backed securities relate primarily to 20 individual private label mortgage-backed securities with a combined amortized cost of $141.4 million and unrealized losses totaling $10.2 million. Of these securities, 12 securities had investment grade ratings and 8 had a non-investment grade rating at September 30, 2009. Three

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of the six non-investment grade securities were previously found to be other-than-temporarily impaired and had additional estimated credit losses at September 30, 2009 based on management’s impairment analysis (described in the section below).

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. Management estimates the loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of September 30, 2009. For the three and nine months ended September 30, 2009, Valley recognized net impairment losses on securities in earnings totaling $743 thousand and $5.3 million, respectively, due to estimated credit losses for other-than-temporarily impaired private label mortgage-backed securities. The net impairment losses recorded in the third quarter of 2009 relate to three private label mortgage-backed securities. Two of the three securities were originally found to be other-than-temporarily impaired at March 31, 2009 and one security was originally impaired at December 31, 2008. Due to Valley’s early adoption of the new authoritative accounting guidance included in ASC Topic 320, “Investments – Debt and Equity Securities,” on January 1, 2009, the amortized cost of the private label mortgage-backed security previously impaired at December 31, 2008 was increased by $6.2 million at January 1, 2009, representing the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008. After all impairment charges, the three securities had a combined amortized cost and fair value of $29.3 million and $26.2 million, respectively, at September 30, 2009.

In evaluating the range of likely future cash flows for each of the three securities, Valley applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the three securities in which Valley recorded an other-than-temporary impairment, the average portfolio FICO score at origination ranged from 712 to 716 and the weighted average loan to value ratio was between 60 percent and 69 percent. Additional cash flow assumptions incorporated expected default rates ranging from 5.33 percent to 7.83 percent and loss severity expectations ranging from 52 percent to 58 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

At September 30, 2009, the unrealized losses for trust preferred securities in the tables above relate to 19 single-issuer bank trust preferred securities and 3 pooled trust preferred securities. All the single-issuer trust preferred securities classified as available for sale had investment grade ratings at September 30, 2009. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, as previously noted above, management analyzes the performance of the bank issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution and have maintained performance levels adequate to support the contractual cash flows of the securities.

Valley owns three pooled trust preferred securities, collateralized by securities principally issued by banks, with a combined amortized cost and fair value of $26.0 million and $10.2 million, respectively, at September 30, 2009. Two of the three securities were other-than-temporarily impaired at December 31, 2008 and resulted in an impairment charge of $7.8 million to earnings, as each of Valley’s tranches in the two securities had projected cash flows below their future contractual principal and interest payments. Due to Valley’s early adoption of the new authoritative accounting guidance included in ASC Topic 320 on January 1, 2009, the amortized cost amounts for these securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008. As of September 30, 2009, the total fair value for the two securities, based on a level 3 valuation method described in Note 7, was $925 thousand. Based upon management’s assessment, the total unrealized losses of $7.6 million on the two securities at September 30, 2009 is solely attributable to factors other than credit.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The one other pooled trust preferred security’s rating was downgraded from BBB- to BB- by S&P in March 2009 and from a rating equivalent of AA to A by Moody’s in August 2009 with a stable outlook. The security is performing in accordance with its contractual terms and management has no present intent to sell, nor is it more likely than not that Valley will be required to sell such security before market price recovery, which could be maturity. The overall issuance of approximately $183 million includes five banks that deferred interest payments and one bank in default of payment. These six issuers combined represent 13.1 percent of the overall security. As part of its impairment analysis, management reviewed the underlying banks’ current financial performance, as well as their participation in the U.S. Treasury’s TARP Capital Purchase Program to assist management in applying the appropriate constant default rate to its cash flow projections for the security. At September 30, 2009, no other-than-temporary impairment was recorded for the security, as Valley’s super senior tranche of this security had projected cash flows no less than their future contractual principal and interest payments. The S&P and Moody’s downgrades to the security’s ratings in March and August 2009, respectively, did not change management’s assessment that the security is temporarily impaired.

Unrealized losses reported for corporate and other debt securities relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $5.3 million unrealized loss. The security is paying in accordance with its contractual terms. Additionally, management analyzes the performance of the corporate and other debt issuers on a quarterly basis, including a review of the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to perpetual preferred securities. As allowed under the guidance issued by the Office of the Chief Accountant of the SEC in October 2008, these hybrid investments are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2009. Based on this analysis, management believes the declines in fair value are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers. All of the perpetual preferred securities with unrealized losses at September 30, 2009 have investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment, except for the three private label mortgage-backed securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management has concluded there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

For the three and nine months ended September 30, 2008, Valley recognized other-than-temporary impairment charges of $65.5 million and $67.3 million, respectively, on investment securities classified as available for sale. The impairment charges primarily relate to Fannie Mae and Freddie Mac perpetual preferred stocks classified as available for sale. During the third of 2008, the market values of these securities significantly declined after the U.S. Government placed Fannie Mae and Freddie Mac into conservatorship and suspended their preferred stock dividends.

As of September 30, 2009, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit and for other purposes required by law, was $739.8 million.

The contractual maturities of investments in debt securities available for sale at September 30, 2009, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2009
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$85,056	$85,286
Due after one year through five years	38,553	40,102
Due after five years through ten years	70,429	74,614
Due after ten years	70,523	43,423
Residential mortgage-backed securities	1,020,260	1,053,059
Equity securities	49,504	49,380

Total investment securities available for sale	$1,334,325	$1,345,864

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 3.9 years at September 30, 2009.

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Sales transactions:
Gross gains	$—	$3,627	$258	$4,349
Gross losses	—	(5,569)	(36)	(5,600)

	—	(1,942)	222	(1,251)

Maturities and other securities transactions:
Gross gains	7	37	58	274
Gross losses	(12)	(2)	(34)	(6)

	(5)	35	24	268

(Losses) gains on securities transactions, net	$(5)	$(1,907)	$246	$(983)

The following table presents the changes in the credit loss component of the amortized cost of debt securities classified as either held to maturity or available for sale that Valley has written down for such loss as an other-than-temporary impairment recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. Other-than-temporary impairment recognized in earnings in the three and nine month periods ended September 30, 2009, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the credit loss component of credit impaired debt securities were:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Balance, beginning of period	$5,154	$549

Additions:
Initial credit impairments	—	2,171
Subsequent credit impairments	743	3,177
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(295)	(295)

Balance, end of period	$5,602	$5,602

Trading Securities

The fair values of trading securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Trust preferred securities	$32,173	$34,236

Total trading securities	$32,173	$34,236

Interest income on trading securities totaled $666 thousand and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.2 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 10. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)

Balance at December 31, 2007	$18,192	$54,537	$57,020	$50,086	$179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	39,103	50,736	25,479	115,411

Balance at December 31, 2008	18,185	93,640	107,756	75,565	295,146
Goodwill from business combinations	67	165	213	107	552

Balance at September 30, 2009	$18,252	$93,805	$107,969	$75,672	$295,698

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the third quarter of 2009, we recorded $67 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement. During the second quarter of 2009, Valley recorded an additional $485 thousand in goodwill related to the valuation of certain deferred tax assets acquired from Greater Community on July 1, 2008.

No impairment losses on goodwill or intangibles, other than loan servicing rights, were incurred during the three and nine months ended September 30, 2009 and 2008.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes other intangible assets as of September 30, 2009 and December 31, 2008:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)

September 30, 2009
Loan servicing rights	$69,977	$(58,443)	$(1,018)	$10,516
Core deposits	25,584	(13,047)	—	12,537
Other	4,319	(3,007)	—	1,312

Total other intangible assets	$99,880	$(74,497)	$(1,018)	$24,365

December 31, 2008
Loan servicing rights	$66,624	$(56,800)	$(532)	$9,292
Core deposits	38,177	(23,028)	—	15,149
Other	5,792	(4,279)	—	1,513

Total other intangible assets	$110,593	$(84,107)	$(532)	$25,954

Loan servicing rights are amortized using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley assesses the loan servicing asset for impairment based on fair value at each reporting date. At each reporting date, if the book value of an individual loan servicing asset exceeds fair value, an impairment charge is charged to earnings for the amount of the book value over fair value. Valley recognized impairment charges, net of recoveries on its loan servicing rights totaling $32 thousand and $126 thousand for the three months ended September 30, 2009 and 2008, respectively, and $486 thousand and $252 thousand for the nine months ended September 30, 2009 and 2008, respectively.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “Other” included in the table below consists of customer lists and covenants not to compete, which are amortized over their expected life using a straight line method and have a weighted average amortization period of 14 years.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2009 through 2013:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2009	$737	$812	$67
2010	2,656	2,985	266
2011	2,076	2,544	234
2012	1,467	2,104	217
2013	1,121	1,663	114

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, of $1.7 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively and $5.5 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 11. Pension Plan

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

The following table sets forth the components of net periodic pension expense related to the pension plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Service cost	$1,347	$1,143	$3,955	$3,584
Interest cost	1,248	1,189	3,796	3,563
Expected return on plan assets	(1,672)	(1,475)	(4,530)	(4,423)
Amortization of prior service cost	149	137	447	410
Amortization of actuarial loss	190	93	644	274

Total net periodic pension expense	1,262	1,087	4,312	3,408

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(149)	(137)	(447)	(410)
Amortization of acturial loss	(190)	(93)	(644)	(274)

	(339)	(230)	(1,091)	(684)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$923	$857	$3,221	$2,724

The fair value of qualified plan assets increased approximately $11.7 million, or 19.3 percent to $72.4 million at September 30, 2009 from $60.7 million at December 31, 2008. Valley contributed $5.0 million to the qualified plan during the first quarter of 2009, based upon actuarial estimates. Valley does not expect to make any additional contributions during the remainder of 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $176.5 million as of September 30, 2009. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $98.4 million, or 55.8 percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. Valley had a $680 thousand liability recorded as of September 30, 2009 relating to the standby letters of credit.

Note 13. Junior Subordinated Debentures Issued To Capital Trusts

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

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value on January 1, 2007. For the three and nine months ended September 30, 2009, net trading gains (losses) include $2.8 million and $13.5 million in non-cash losses, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I. For the comparable three and nine months ended September 30, 2008, net trading gains (losses) include $20.9 million and $21.1 million of non-cash gains, respectively, for the change in the fair value of these debentures.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of September 30, 2009:

	September 30, 2009
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)

Junior Subordinated Debentures:
Carrying value (1)	$153,569	$25,274
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $530 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. Potential future purchases of the trust preferred securities issued by the trusts or redemption of its junior subordinated debentures is not permitted for up to approximately three years, without prior consent, under the terms of the U.S. Treasury’s TARP Capital Purchase Program which Valley elected to participate in on November 14, 2008. However, future purchases or redemptions of our debentures would be permitted if we redeemed all of our outstanding senior preferred stock held by the Treasury or the Treasury transferred these shares to third parties. See information under the caption “Capital Adequacy” in Management’s Discussion and Analysis section for further details.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at September 30, 2009 and December 31, 2008. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of September 30, 2009 and December 31, 2008, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

Note 14. Derivative Instruments and Hedging Activities

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

In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November of 2008, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). On February 20, 2009, Valley

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

re-designated the caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges (from January 1, 2009 through February 20, 2009) totaled a $369 thousand gain and is included in other income for the nine months ended September 30, 2009.

In the third quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

Fair Value Hedges of Interest Rate Risk. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009, Valley had one interest rate swap with a notional amount of $9.3 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in fair value of certain trading securities. During the fourth quarter of 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2009, Valley had no outstanding derivatives that were not designated in hedging relationships.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008
		(in thousands)

Asset Derivatives

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$6,613	$2,090

Total derivatives designated as hedging instruments		$6,613	$2,090

Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$—	$1,244

Total derivatives not designated as hedging instruments		$—	$1,244

Liability Derivatives

Derivatives designated as hedging instruments:
Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,325	$2,008

Total derivatives designated as hedging instruments		$1,325	$2,008

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest on short-term borrowings	$(133)	$(39)	$(261)	$(46)
Amount of (loss) gain recognized in other comprehensive income (loss)	(1,126)	(3,985)	2,776	(3,820)

For the three and nine months ended September 30, 2009, Valley recognized a net loss of $68 thousand and a net gain of $134 thousand, respectively, in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps, as compared to a net loss of $22 thousand and $21 thousand, respectively, for the same three and nine month periods of 2008. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive income (loss) totaled $3.1 million and $5.0 million at September 30, 2009 and December 31, 2008, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $650 thousand will be reclassified as an increase to interest expense.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Derivative
Commercial loan interest rate swap:
Interest income - Interest and fees on loans	$(214)	$(128)	$684	$(141)

Hedged item
Commercial loan:
Interest income - Interest and fees on loans	214	128	(684)	141

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Interest rate derivatives not designated as hedging instruments:
Other non-interest income	$—	$—	$369	$—
Trading gains (losses), net	—	—	1,984	—

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations. As of September 30, 2009, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2009, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

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

The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than U.S. generally accepted accounting principles (“GAAP”) that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II Item 1A of this report. We assume no obligation for updating any such forward-looking statement at any time.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform, in all material respects, to U.S. GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

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

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to further impairment losses.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, the allowance for loan losses is determined, in part, by the composition and size of the loan portfolio which represents the largest asset type on the consolidated statement of financial condition.

The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated loans, (3) reserves for non-classified loans based on historical loss factors, and (4) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing. Note 1 of the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

Security Valuations. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices in active markets, valuation techniques are used to determine fair value of investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, as well as any credit deterioration of the investment. If the decline in value of an equity investment security is deemed to be other-than-temporary, the investment is written down to fair value and a non-cash impairment charge is recognized in earnings in the period of such evaluation. For debt investment securities deemed to be other-than-temporarily impaired, the investment is written down by a charge to earnings for the impairment related to the estimated credit loss and the non-credit related impairment is recognized as a charge to other comprehensive income. See Notes 7 and 9 to the consolidated financial statements and the “Investment Securities Portfolio” section in this MD&A below for additional information.

Goodwill and Other Intangible Assets. Valley records all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $295.7 million at September 30, 2009 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

In connection with determining our income tax provision, we maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, we evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. Notes 1 and 14 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2008, and the “Income Taxes” section below include additional discussion on the accounting for income taxes.

Executive Summary

Net income for the third quarter of 2009 was $31.6 million, or $0.18 per diluted common share, compared to $3.6 million, or $0.03 per diluted common share, for the same period of 2008. The increase in net income was largely due to (i) a $64.8 million decrease in net impairment losses on securities mainly due to a $65.5 million loss on Fannie Mae and Freddie Mac perpetual preferred securities during the third quarter of 2008 resulting from the government’s decision to place these issuers into conservatorship, partially offset by (ii) a $18.2 million increase in net trading losses which includes a $2.8 million non-cash charge related to the change in the fair value of our junior subordinated debentures carried at fair value in the third quarter of 2009 compared to a non-cash gain of $20.9 million on such debentures for the same period of 2008, (iii) a $5.9 million increase in the provision of credit losses due to higher net charge-offs and loan deterioration resulting from the economic recession, and (iv) a $15.1 million increase in income taxes mainly caused by the tax benefit realized for net impairment losses on perpetual preferred securities in the third quarter of 2008. Accrued preferred dividends and accretion of the discount on Valley’s preferred stock reduced diluted earnings per common share by $0.04 for the three months ended September 30, 2009.

Our credit quality performance ratios for the third quarter of 2009 deteriorated slightly as compared to the second quarter of 2009, reflecting the negative impact of the current economic recession. Mindful of the poor operating environment and the higher delinquency rates reported throughout the industry, management believes our loan portfolio’s performance remains good. Total loans past due in excess of 30 days increased 0.11 percent to 1.60 percent of our total loan portfolio of $9.5 billion as of September 30, 2009 compared to 1.49 percent of total loans at June 30, 2009. Our non-accrual loans increased $16.3 million to $74.0 million, or 0.78 percent of total loans at September 30, 2009 as compared to $57.7 million, or 0.60 percent of total loans at June 30, 2009. The increase in non-accrual loans was mainly due to three construction loans and two commercial real estate loans totaling $14.4 million and an increase in non-performing residential mortgage loans. In general, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration caused by a prolonged recession, management cannot provide assurance that our loan portfolio will not continue to decline from the levels reported as of September 30, 2009. See “Non-performing Assets” section at page 61 for further analysis of our credit quality.

We loaned over $500 million in new credits during the third quarter of 2009 despite a decline of 4.5 percent on an annualized basis in our overall loan portfolio due, in part, to continued declines in our automobile portfolio caused by the lack of consumer demand and our strict underwriting standards, management’s decision to sell most refinanced and new residential mortgage loan originations in the secondary market, and declines in commercial and industrial loan demand and line of credit usage, partially offset by an increase in commercial real estate loans as we continue to find quality lending opportunities made available by the tight credit markets. Our deposits increased $122.0 million, or 5.2 percent on an annualized basis during the third quarter of 2009 as compared to the linked quarter as we experienced growth in savings, NOW, and money market accounts and time deposits generated from de novo branch locations. Our deposit mix remained unchanged from the second quarter of 2009 as non-interest bearing deposits and low cost savings, NOW, and money market accounts were approximately 66 percent of our total deposits at September 30, 2009. However, our cost of funds continued to benefit from maturing higher cost time deposits and lower interest rates on new and renewed time deposits. Management actively manages interest rate risk on the balance sheet for the long-term and used much of its excess liquidity from the reduction in the loan portfolio to offset maturing high cost funding sources. Management may also allow the size of the balance sheet to contract based on, among other things, the current level of interest rates, the sale of residential mortgage loans and the decline in the automobile portfolio, as well as our ability to attract and maintain quality loan relationships in the current economic recession.

Management continues to assess the expected impact of the recession on our operations and our ability to maintain a well-capitalized position. Based on such an assessment, in September 2009, we repurchased 125,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock from the U.S. Department of the Treasury for an aggregate purchase price of $125.7 million (including accrued and unpaid dividends). Including our repurchase of 75,000 shares in June 2009, we have repurchased $200 million of the $300 million in senior preferred share issued to the Treasury under the Capital Purchase Program during November 2008. The September 2009 repurchase resulted in an accelerated accretion charge of $3 million to retained earnings in the third quarter of 2009 based on the difference between the par value of $125 million and the carrying value of $122 million. The reduction in our preferred shares should increase net income available to common stockholders in future periods as preferred dividends payable will decline. Management will continue to assess the changes in the economic environment, our credit risk, capital position, and other factors prior to any future redemption requests.

During the third quarter of 2009, we completed our previously announced “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock for net proceeds totaling $71.6 million. All share transactions under the program occurred during the third quarter of 2009, except for 43 thousand shares totaling $401 thousand in net proceeds during the second quarter of 2009. Net proceeds raised from the shares issued under the offering may be used to redeem additional amounts of our preferred stock held by the Treasury.

On September 29, 2009, the FDIC proposed a rule that would require insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the Federal Deposit Insurance Fund. Once final, the rule would require the cash prepayment on December 30, 2009. Management believes the estimated cash prepayment totaling approximately $48.5 million will not have a significant impact on our future cash position or operations. The prepaid assessment will be reduced by our actual assessments as a charge to expense over the applicable assessment periods until the prepaid assessment is exhausted. FDIC insurance assessment rates have increased substantially in 2009 and we may have to pay significantly higher assessments in the future and potentially prepay such assessments.

We participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program, or TLG, for non-interest bearing transaction deposit accounts. Banks that participate in the TLG’s non-interest bearing transaction account guarantee are required to pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon the holding companies of such depository institutions as well. The TLG was scheduled to end December 31, 2009, but the FDIC extended the program to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. Management expects to participate in the TLG program through the new June 30, 2010 expiration date and has estimated that the guarantee fee for this program will approximate $1 million in additional FDIC insurance assessments during the first half of 2010.

As previously disclosed in Part I, Items 1 and 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008, we are subject to regulation by several government agencies, including Comptroller of the Currency (“OCC”), the Federal Reserve and the FDIC, as well as legislative changes. Recently Congressman Barney Frank, working with President Obama’s administration has introduced legislation to deal with the resolution of institutions which fall within the category often known as too big to fail. While we do not fall within that category, the legislation seeks to impose the cost of such resolutions not only on such large institutions but on smaller institutions, such as ours, which have more than $10 billion in assets. We can provide no assurances as to whether or when this proposal will be enacted into legislation, and if adopted, what additional costs or assessments will be imposed on us, if any.

However, if enacted, this legislation could require us to change certain of our business practices, impose additional costs on us, and potentially put us at a competitive disadvantage to institutions which are smaller than we are.

For the three months ended September 30, 2009, we reported an annualized return on average shareholders’ equity (“ROE”) of 9.35 percent and an annualized return on average assets (“ROA”) of 0.89 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 12.25 percent for the third quarter of 2009. The comparable ratios for the third quarter of 2008 were an annualized ROE of 1.28 percent, an annualized ROA of 0.10 percent, and an annualized ROATE of 1.80 percent. All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value and net impairment losses on securities. Net income included a non-cash charge of $2.8 million ($1.8 million after-taxes) for the third quarter of 2009 compared to a non-cash gain of $20.9 million ($13.6 million after-taxes) for the same period of 2008 due to the change in fair value of the debentures. Net impairment losses on securities totaled $743 thousand ($465 thousand after-taxes) and $65.5 million ($44.1 million after-taxes) for the three months ended September 30, 2009 and 2008, respectively.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)

Net income	$31,582	$3,595	$83,963	$76,661

Average shareholders’ equity	1,351,745	1,120,011	1,359,440	1,013,113
Less: Average goodwill and other intangible assets	(320,284)	(322,685)	(319,720)	(242,964)

Average tangible shareholders’ equity	$1,031,461	$797,326	$1,039,720	$770,149

Annualized ROATE	12.25%	1.80%	10.77%	13.27%

Management believes the ROATE measure provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and the measure facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Net Interest Income

Net interest income on a tax equivalent basis was $116.4 million for the third quarter of 2009, relatively unchanged from the same quarter of 2008. For the third quarter of 2009, a $13.6 million, or 43 basis point decline in funding costs on average interest bearing liabilities and a $330.6 million decrease in average interest bearing liabilities as compared to the third quarter of 2008 was offset by a $13.8 million or 45 basis point decline in the yield on average interest earning assets. Both the declines in cost and yield resulted mainly from a decrease in short-term interest rates as the average target federal funds rate decreased approximately 200 basis points for the third quarter of 2009 compared to the same period in 2008.

For the third quarter of 2009, average federal funds sold and other interest bearing deposits and average investment securities increased $275.5 million and $187.1 million, respectively, while average loans decreased $407.4 million as compared to the third quarter of 2008. Compared to the second quarter of 2009, average loans decreased by $188.9 million primarily due to decreases in the automobile, residential mortgage, commercial and industrial, and construction loans, partially offset by an increase in the commercial real estate loans during the three months ended September 30, 2009. Our automobile loan portfolio has declined for five consecutive quarters mainly due to low consumer demand for new and used vehicles, as well as Valley’s move to further strengthen its auto loan underwriting standards in light of the weakened economy. The decline in the residential mortgage loan portfolio continued during the third quarter of 2009 as expected by management based on our secondary market sales of most refinanced loans and new loan originations. The decline in commercial and industrial loans is mainly due to a slowdown in new commercial and industrial loan activity and a decrease in line of credit usage by customers caused by the economy. Construction loans decreased due to normal incremental paydowns on existing loans coupled with lower new loan volume due to the slowdown in the housing market. Commercial real estate loans continued to modestly increase quarter over quarter as we benefited from the dislocation in the credit markets for new loans with quality borrowers meeting our credit standards.

Average interest bearing liabilities for the quarter ended September 30, 2009 decreased $330.6 million, or 3.1 percent compared with the same quarter of 2008. Compared to the second quarter of 2009, average interest bearing liabilities decreased $88.9 million, or 0.8 percent for the three months ended September 30, 2009. Average total interest bearing deposits decreased $40.2 million, or 0.6 percent from the second quarter of 2009 mainly due to a decrease in higher cost average time deposits partially offset by an increase in lower cost average savings, NOW, and money market deposits. Average time deposits declined $300.4 million, or 8.8 percent during the third quarter of 2009 as compared to the second quarter of 2009 as management chose to be less competitive on interest rates to retain maturing certificates of deposit due to growth in the other deposit categories and less funding needs as loan volumes declined during the period. The increases in average non-interest bearing and average savings, NOW, and money market deposits were due, in part, to additional deposits generated from de novo branch locations put in service over the last twelve months.

Interest on loans, on a tax equivalent basis, decreased $1.9 million, or 1.3 percent for the third quarter of 2009 compared to the second quarter of 2009 due to the aforementioned decline in average loan balances, partially offset by a 3 basis point increase in the tax equivalent yield on average loans as compared to the linked quarter. Total interest from investments, on a tax equivalent basis, decreased $1.7 million for the three months ended September 30, 2009 compared to the quarter ended June 30, 2009 due to a 41 basis point decrease in the tax equivalent yield, partially offset by higher average balances. The decrease in yield was primarily due to the purchase of lower interest rate U.S government agency securities during the second and third quarter of 2009 and partial paydowns on higher yielding securities.

Interest expense for the three months ended September 30, 2009 decreased $5.5 million or 8.1 percent compared to the quarter ended June 30, 2009 resulting mainly from a decrease in average time deposits caused by maturing high cost certificates of deposit, partially offset by an increase in lower cost average savings, NOW, and money market deposits.

The net interest margin on a tax equivalent basis was 3.61 percent for the third quarter of 2009, an increase of 9 basis points from 3.52 percent for the linked quarter ended June 30, 2009 and a decrease of 3 basis points as compared to the third quarter of 2008. The increase from the linked quarter was largely the result of a continued decline in our cost of funds, partially offset by a decline in average interest earning assets and a lower yielding investment portfolio. The yield on average interest earning assets decreased by 6 basis points on a linked quarter basis mainly due to a 41 basis point decrease in yield on average taxable investments as compared to the three months ended June 30, 2009.

The following table reflects the components of net interest income for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2009			June 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,581,388	$139,509	5.82%	$9,770,280	$141,361	5.79%	$9,988,829	$151,877	6.08%
Taxable investments (3)	2,731,907	35,163	5.15	2,651,711	36,856	5.56	2,544,825	36,492	5.74
Tax-exempt investments (1)(3)	262,016	3,714	5.67	253,104	3,676	5.81	262,079	3,857	5.89
Federal funds sold and other interest bearing deposits	301,460	198	0.26	312,755	218	0.28	25,951	130	2.00

Total interest earning assets	12,876,771	178,584	5.55	12,987,850	182,111	5.61	12,821,684	192,356	6.00

Allowance for loan losses	(102,761)			(97,883)			(86,625)
Cash and due from banks	248,159			240,571			252,787
Other assets	1,112,725			1,111,167			1,063,340
Unrealized losses on securities available for sale, net	(1,351)			(27,520)			(48,234)

Total assets	$14,133,543			$14,214,185			$14,002,952

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,961,327	$6,638	0.67%	$3,701,125	$5,796	0.63%	$3,766,357	$12,080	1.28%
Time deposits	3,111,150	19,833	2.55	3,411,551	26,106	3.06	3,228,453	27,902	3.46

Total interest bearing deposits	7,072,477	26,471	1.50	7,112,676	31,902	1.79	6,994,810	39,982	2.29
Short-term borrowings	198,459	487	0.98	218,281	579	1.06	530,408	2,122	1.60
Long-term borrowings (4)	3,142,504	35,255	4.49	3,171,422	35,227	4.44	3,218,820	33,664	4.18

Total interest bearing liabilities	10,413,440	62,213	2.39	10,502,379	67,708	2.58	10,744,038	75,768	2.82

Non-interest bearing deposits	2,269,289			2,256,954			2,058,190
Other liabilities	99,069			95,352			80,713
Shareholders’ equity	1,351,745			1,359,500			1,120,011

Total liabilities and shareholders’ equity	$14,133,543			$14,214,185			$14,002,952

Net interest income/interest rate spread (5)		$116,371	3.16%		$114,403	3.03%		$116,588	3.18%

Tax equivalent adjustment		(1,303)			(1,290)			(1,356)

Net interest income, as reported		$115,068			$113,113			$115,232

Net interest margin (6)			3.57%			3.48%			3.59%
Tax equivalent effect			0.04			0.04			0.05

Net interest margin on a fully tax equivalent basis (6)			3.61%			3.52%			3.64%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2009 and 2008:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,787,331	$424,729	5.79%	$9,144,973	$422,134	6.15%
Taxable investments (3)	2,682,465	108,637	5.40	2,619,546	111,296	5.66
Tax-exempt investments (1)(3)	253,696	11,039	5.80	253,807	11,758	6.18
Federal funds sold and other interest bearing deposits	314,993	646	0.27	97,230	2,032	2.79

Total interest earning assets	13,038,485	545,051	5.57	12,115,556	547,220	6.02

Allowance for loan losses	(98,407)			(77,586)
Cash and due from banks	244,798			225,754
Other assets	1,113,045			944,731
Unrealized losses on securities available for sale, net	(26,162)			(23,580)

Total assets	$14,271,759			$13,184,875

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$3,744,115	$18,321	0.65%	$3,544,803	$37,300	1.40%
Time deposits	3,390,055	76,118	2.99	3,043,441	85,552	3.75

Total interest bearing deposits	7,134,170	94,439	1.77	6,588,244	122,852	2.49
Short-term borrowings	289,566	3,617	1.67	497,764	6,641	1.78
Long-term borrowings (4)	3,159,934	105,376	4.45	3,068,651	100,198	4.35

Total interest bearing liabilities	10,583,670	203,432	2.56	10,154,659	229,691	3.02

Non-interest bearing deposits	2,229,186			1,943,122
Other liabilities	99,463			73,981
Shareholders’ equity	1,359,440			1,013,113

Total liabilities and shareholders’ equity	$14,271,759			$13,184,875

Net interest income/interest rate spread (5)		$341,619	3.01%		$317,529	3.00%

Tax equivalent adjustment		(3,874)			(4,137)

Net interest income, as reported		$337,745			$313,392

Net interest margin (6)			3.45%			3.45%
Tax equivalent effect			0.04			0.04

Net interest margin on a fully tax equivalent basis (6)			3.49%			3.49%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2009 Compared with September 30, 2008			Nine Months Ended September 30, 2009 Compared with September 30, 2008
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans *	$(6,066)	$(6,302)	$(12,368)	$28,693	$(26,098)	$2,595
Taxable investments	2,568	(3,897)	(1,329)	2,631	(5,290)	(2,659)
Tax-exempt investments *	(1)	(142)	(143)	(5)	(714)	(719)
Federal funds sold and other interest bearing deposits	272	(204)	68	1,625	(3,011)	(1,386)

Total increase (decrease) in interest income	(3,227)	(10,545)	(13,772)	32,944	(35,113)	(2,169)

Interest Expense:
Savings, NOW and money market deposits	596	(6,038)	(5,442)	1,991	(20,970)	(18,979)
Time deposits	(981)	(7,088)	(8,069)	9,035	(18,469)	(9,434)
Short-term borrowings	(1,011)	(624)	(1,635)	(2,624)	(400)	(3,024)
Long-term borrowings and junior subordinated debentures	(812)	2,403	1,591	3,018	2,160	5,178

Total increase (decrease) in interest expense	(2,208)	(11,347)	(13,555)	11,420	(37,679)	(26,259)

Total increase (decrease) in net interest income	$(1,019)	$802	$(217)	$21,524	$2,566	$24,090

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income (Loss)

The following table presents the components of non-interest income (loss) for each of the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Trust and investment services	$1,811	$1,774	$5,048	$5,286
Insurance commissions	2,504	2,351	8,074	7,987
Service charges on deposit accounts	6,871	7,480	20,071	21,102
(Losses) gains on securities transactions, net	(5)	(1,907)	246	(983)
Net impairment losses on securities recognized in earnings	(743)	(65,549)	(5,348)	(67,286)
Trading (losses) gains, net:
Trading securities	(648)	(6,105)	4,618	(8,667)
Junior subordinated debentures carried at fair value	(2,826)	20,852	(13,504)	21,116
FHLB advances carried at fair value	—	—	—	(1,194)

Total trading (losses) gains, net	(3,474)	14,747	(8,886)	11,255
Fees from loan servicing	1,216	1,243	3,585	3,690
Gains on sales of loans, net	2,699	282	7,275	1,006
Gains on sales of assets, net	128	171	477	256
Bank owned life insurance (“BOLI”)	1,421	2,659	4,189	8,804
Other	4,650	4,645	12,943	13,960

Total non-interest income (loss)	$17,078	$(32,104)	$47,674	$5,077

Non-interest income (loss) for the third quarter of 2009 increased $49.2 million to $17.1 million as compared to a non-interest loss of $32.1 million for the quarter ended September 30, 2008 mainly due to net impairment losses on securities classified as available for sale of $65.5 million in the 2008 period, partially offset by a $18.2 million increase in net trading losses for the third quarter of 2009.

Service charges on deposit accounts decreased $609 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2009 as compared with the same period in 2008 mainly due to a decrease in overdraft fees and non-sufficient funds charges, partially offset by an increase in checking fees.

Net losses on securities transactions decreased $1.9 million for the three months ended September 30, 2009 and decreased $1.2 million to a net gain of $246 thousand for the nine months ended September 30, 2009 as compared to the same periods in 2008 mainly due to realized losses on the sale of certain Fannie Mae and Freddie Mac preferred securities during the third quarter of 2008.

Net impairment losses on securities decreased $64.8 million and $61.9 million, respectively for the three and nine months ended September 30, 2009 as compared to the 2008 periods. The other-than-temporary impairment charges incurred during the 2008 periods were due to substantial declines in the value of Fannie Mae and Freddie Mac perpetual preferred securities classified as available for sale which resulted from the government’s decision to place these issuers into conservatorship during the third quarter of 2008.

Net trading losses increased $18.2 million and $20.1 million, respectively, for the three and nine months ended September 30, 2009 compared with the same periods in 2008 mainly due to the change in the fair value of our junior subordinated debentures carried at fair value. The nine month period of 2009 benefited from gains on the mark to market of trading securities and realized gains on sales of trading securities as compared to mark to market losses on such trading securities during the comparable nine month period of 2008. The nine months ended September 30, 2008 also includes a $1.2 million loss realized on one fixed FHLB advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008.

Net gains on sale of loans increased $2.4 million and $6.3 million, respectively, for the three and nine months ended September 30, 2009, compared to the same periods in 2008 mainly due to the sale of approximately $280 million of residential mortgages originated in the first nine months of 2009 and a mark to market gain on higher balances of loans held for sale at fair value as of September 30, 2009. During 2009, we sold most conforming refinanced and new residential mortgage loan originations in the secondary market due to the historically low level of current interest rates and our continued concern about future credit deterioration that may be caused by a prolonged economic recession. As of January 1, 2007, Valley elected to carry all of its loans held for sale at fair value.

BOLI income decreased $1.2 million and $4.6 million, respectively for the three and nine months ended September 30, 2009 compared with the same periods in 2008 mainly due to the severe downturn in financial markets and its negative impact on the performance of the underlying investment securities of the BOLI asset.

Other non-interest income decreased $1.0 million for the nine months ended September 30, 2009 compared with the same period in 2008 mainly due to a $1.6 million gain in the first quarter of 2008 resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of Visa Inc.’s initial public offering that occurred in March of 2008. Partially offsetting the decrease was a moderate increase in other income associated with the acquisition of Greater Community on July 1, 2008.

Non-Interest Expense

The following table presents the components of non-interest expense for each of the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Salary expense	$32,205	$33,147	$96,049	$93,448
Employee benefit expense	8,285	8,363	25,493	24,215
Net occupancy and equipment expense	14,452	14,032	44,347	40,288
FDIC insurance assessment	3,355	412	16,786	887
Amortization of other intangible assets	1,710	1,959	5,537	5,107
Professional and legal fees	2,056	1,852	6,295	6,038
Advertising	701	965	1,868	1,682
Other	11,128	13,112	32,569	33,614

Total non-interest expense	$73,892	$73,842	$228,944	$205,279

Non-interest expense totaling $73.9 million for the three months ended September 30, 2009 remained relatively unchanged from the same period one year ago and increased $23.7 million, or 11.5 percent for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in the nine month period was mainly due to a $15.9 million increase in FDIC insurance assessments.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 55.92 percent and 59.40 percent for the three and nine months ended September 30, 2009, respectively, compared with 88.83 percent and 64.46 percent for the same periods in 2008. For the three and nine month period, the decrease in the efficiency ratio is primarily due to higher non-interest income in 2009 compared to 2008 mainly attributable to other-than-temporary impairment charges and realized losses on Fannie Mae and Freddie Mac perpetual preferred securities totaling $70.9 million recorded in the third quarter of 2008, partially offset by an increase in the FDIC insurance assessment during the 2009 periods. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, among other things, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense decreased a combined $1.0 million, or 2.5 percent for the three months ended September 30, 2009 compared with the same period in 2008 and increased a combined $3.9 million, or 3.3 percent for the nine months ended September 30, 2009 compared with the same period in 2008. The decrease in the three month period ending September 30, 2009 was primarily due to staffing efficiencies fully realized during the third quarter of 2009 relating to staff acquired in the Greater Community Bancorp (“Greater Community”) acquisition on July 1, 2008 and lower annual bonus incentive accruals. The increase during the nine month period ending September 30, 2009 was mainly due to additional operating expenses related to the acquired branches and de novo branches opened during the last twelve months, including increases in payroll taxes, health care insurance and pension costs, partially offset by a decrease in stock-based incentive compensation, partially offset by lower annual bonus incentive accruals.

Net occupancy and equipment expense increased $4.1 million, or 10.1 percent for the nine months ended September 30, 2009 compared with the same period in 2008 largely due to the addition of 16 full-service branches from the acquisition of Greater Community, as well as 9 de novo branches opened since September 30, 2008.

The FDIC insurance assessment increased $2.9 million and $15.9 million, respectively, for the three and nine months ended September 30, 2009 compared with the same periods in 2008 mainly due to the depletion of our prior period FDIC acquisition credits during the first quarter of 2009, higher normal assessment rates and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program. The nine month period of 2009 also includes $6.5 million for a special assessment imposed on all depository institutions during the second quarter.

Other non-interest expense decreased $2.0 million to $11.1 million for the three months ended September 30, 2009 as compared to the same period of 2008 due to a $1.2 million prepayment penalty on $25.0 million in Federal Home Loan Bank advances during the third quarter of 2008 and lower other real estate owned expense during the 2009 period.

Income Taxes

Income tax expense was $14.0 million for the third quarter of 2009, reflecting an effective tax rate of 30.6 percent, compared with an income tax benefit of $1.2 million for the third quarter of 2008, reflecting an effective tax benefit rate of 47.6 percent. The increase in income tax expense from the 2008 period reflects the lower level of pre-tax income during the third quarter of 2008 caused by other-than-temporary impairment and realized losses on Fannie Mae and Freddie Mac perpetual preferred securities. Additionally, the effective tax rate for the third quarter of 2009 was adversely impacted by lower tax advantaged income (caused by a reduction in BOLI income, and a decrease in non-taxable income and dividends from investment securities) and higher state and local tax expense.

Income tax expense was $36.7 million for the nine months ended September 30, 2009, reflecting an effective tax rate of 30.4 percent, compared with $19.9 million for the same period of 2008, reflecting an effective tax rate of 20.6 percent. The increase was due to several factors, including the lower level of 2008 pre-tax income and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008. Additionally, the effective tax rate in 2009 was negatively impacted by lower tax advantaged income and higher state and local tax expense.

Management expects that Valley’s adherence to the income tax guidelines under U.S. GAAP will continue to result in increased volatility in Valley’s future quarterly and annual effective income tax rates because U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2009, Valley anticipates that its effective tax rate will approximate 30 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Lines of business and actual structure of operations determine each segment. Each is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to U.S. GAAP.

The following tables present the financial data for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,656,879	$5,924,509	$3,295,383	$—	$12,876,771
Income (loss) before income taxes	18,021	23,206	15,624	(11,319)	45,532
Annualized return on average interest earning assets (pre-tax)	1.97%	1.57%	1.90%	N/A	1.41%

N/A - not applicable

	Three Months Ended September 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$4,347,737	$5,641,092	$2,832,855	$—	$12,821,684
Income (loss) before income taxes	21,714	22,649	19,626	(61,553)	2,436
Annualized return on average interest earning assets (pre-tax)	2.00%	1.61%	2.77%	N/A	0.08%

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

For the three months ended September 30, 2009, income before income taxes decreased $3.7 million to $18.0 million, compared with the three months ended September 30, 2008. The return on average interest earning assets before income taxes decreased to 1.97 percent compared with 2.00 percent for the prior year period. The decrease was primarily due to a decrease in net interest income and a higher provision for loan losses, partially offset by higher non-interest income. Non-interest income increased $2.8 million to $12.5 million when compared to $9.7 million for the same period last year primarily as a result of an increase in the net gains on sales of loans, as Valley elected to sell or hold for sale most conforming refinanced and new residential mortgage loan originations (priced at the current low level of interest rates) in the secondary market during the 2009 period. Net interest income decreased $4.7 million to $35.7 million when compared to $40.4 million for the same period last year, primarily as a result of a $690.9 million decrease in average interest earning assets and decrease in the interest yield on average loans, partially offset by a $7.8 million decrease in interest expense. Average interest earning assets decreased during the three months ended September 30, 2009 mainly due to sales of most new and refinanced residential mortgage loan originations and a declining automobile portfolio caused by lack of consumer demand and Valley’s move to strengthen its already conservative underwriting standards. The average yield on loans decreased 25 basis points to 5.68 percent, while the interest expense associated with funding sources decreased 43 basis points to 1.79 percent.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

During the fourth quarter of 2008, the Federal Reserve incrementally decreased the target federal funds rate three times, to a historical low of between zero and 25 basis points, causing the average federal funds rate to decline by approximately 200 basis points for the third quarter of 2009 as compared to the same quarter of 2008. Many of our earning assets in the commercial lending segment are priced based on Valley’s prime rate (set by Valley management based on various internal and external factors) or the on the U.S. prime interest rate as published in The Wall Street Journal. As a result of the 2008 Federal Reserve rate cuts, Valley’s prime rate has moved from 5.00 percent at September 30, 2008 to 4.50 percent at September 30, 2009 while the U.S. prime rate dropped even further to 3.25 percent at the end of the third quarter of 2009 from 5.00 percent at September 30, 2008. Beginning in the fourth quarter of 2008, we started to actively implement interest rate floors within the loan terms of many of our new and renewed prime based loans to help stabilize our net interest income.

For the three months ended September 30, 2009, income before income taxes increased $557 thousand to $23.2 million compared with the three months ended September 30, 2008, primarily due to an increase in net interest income and lower non-interest expense, partially offset by increases in the provision for loan losses and internal transfer expense. The return on average interest earning assets before income taxes was 1.57 percent compared with 1.61 percent for the prior year period. The increase in net interest income was primarily due to a $5.1 million decrease in interest expense, as a $283.4 million increase in average interest earning assets was more than offset by a 43 basis point decrease in the cost associated with our funding sources. The increase in average loans is mainly due to growth in our commercial real estate loan portfolio resulting from quality new lending opportunities generated from our acquired and de novo branch expansion during the last twelve months. Partially offsetting the decrease in interest expense was a 26 basis point decrease in the yield on average loans mainly caused by the decline in short-term market interest rates.

Investment Management

The investment management segment is mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York). The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, as we continue to shift the composition of the investment portfolio to shorter-duration securities, the sensitivity to market interest rate will increase. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

For the three months ended September 30, 2009, income before income taxes decreased $4.0 million to $15.6 million compared with the three months ended September 30, 2008 due to lower non-interest income, an increase in internal transfer expense and a decrease in net interest income. Average investments increased $462.5 million to $3.3 billion at September 30, 2009 mainly due to an increase in held to maturity securities. The return on average interest earning assets before income taxes decreased to 1.90 percent compared with 2.77 percent for the prior year period. The average yield on investments decreased 105 basis points to 4.99 percent and the rate associated with funding sources decreased 43 basis points to 1.79 percent.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes issued in July 2005, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment was $11.3 million for the three months ended September 30, 2009 when compared with a $61.6 million loss for the three months ended September 30, 2008. The decrease in loss was primarily due to other-than-temporary impairment and realized losses on Fannie Mae and Freddie Mac perpetual preferred securities totaling $70.9 million in the 2008 period, partially offset by an increase in net trading losses during the 2009 period. Net trading losses increased $18.2 million for the three months ended September 30, 2009 primarily as a result of a $2.8 million change in fair value of our junior subordinated debentures carried at fair value in the third quarter of 2009 compared with a gain of $20.9 million on such debentures for the same 2008 period.

The following tables present the financial data for our four segments for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,859,376	$5,927,955	$3,251,154	$—	$13,038,485
Income (loss) before income taxes	48,908	60,334	46,010	(34,544)	120,708
Annualized return on average interest earning assets (pre-tax)	1.69%	1.36%	1.89%	N/A	1.23%

N/A - not applicable

	Nine Months Ended September 30, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$4,199,574	$4,945,399	$2,970,583	$—	$12,115,556
Income (loss) before income taxes	54,118	62,064	56,165	(75,807)	96,540
Annualized return on average interest earning assets (pre-tax)	1.72%	1.67%	2.52%	N/A	1.06%

N/A - not applicable

Consumer Lending

For the nine months ended September 30, 2009, income before income taxes decreased $5.2 million to $48.9 million, compared with the nine months ended September 30, 2008 primarily as a result of a higher provision for loan losses, a decrease in net interest income, and an increase in non-interest expense, partially offset by an increase in non-interest income. Net interest income decreased $4.8 million to $107.9 million when compared to $112.7 million for the same period last year, primarily as a result of a $340.2 million decrease in average consumer lending balances and a 29 basis point decrease in the yield on average loans, partially offset by an $18.9 million decrease in interest expense, as the average cost of funds decreased by 44 basis points to 1.94 percent. The increase in non-interest income is mainly due to higher gains on sales of loans caused by our decision to sell or hold for sale approximately $280 million of residential mortgages originated in the first nine months of 2009 as part of management’s asset/liability management strategies due to the low level of current interest rates.

Commercial Lending

For the nine months ended September 30, 2009, income before income taxes decreased $1.7 million to $60.3 million compared with the same period of 2008, primarily due to a higher provision for loan losses and internal transfer expense, partially offset by an increase in net interest income. The $28.6 million increase in net interest income was primarily a result of a $982.6 million increase in average interest earning assets and a 44 basis point reduction in funding costs, partially offset by a 43 basis point reduction in the yield on average loans. The increase in average loans is mainly due to growth in our commercial real estate portfolio resulting from quality new lending opportunities generated from our acquired and de novo branch expansion during the last twelve months. The return on average interest earning assets before income taxes was 1.36 percent compared with 1.67 percent for the prior year period, declining 31 basis points mainly due to higher internal transfer expense allocated to the consumer lending segment from the corporate and other adjustments segment.

Investment Management

For the nine months ended September 30, 2009, income before income taxes decreased $10.2 million to $46.0 million compared with the same period of 2008, primarily due to an increase in internal transfer expense and a decrease in non-interest income, partially offset by an increase in net interest income. Average interest earning assets increased $280.6 million to $3.3 billion for the nine months ended September 30, 2009 mainly due to an increase in held to maturity securities. The return on average interest earning assets before income taxes decreased to 1.89 percent compared with 2.52 percent for the prior year period. The yield on average investments, which includes federal funds sold, decreased 71 basis points to 5.18 percent and the costs associated with funding sources decreased 44 basis points to 1.94 percent. Both of the declines in yield and costs during 2009 are mainly caused by a decrease in short-term market rates of interest.

Corporate Segment

The loss before income taxes for the corporate segment decreased $41.3 million to a loss of $34.5 million for the nine months ended September 30, 2009 when compared with a loss of $75.8 million for the nine months ended September 30, 2008, primarily due to an increase in non-interest income and internal transfer income, partially offset by an increase in non-interest expense. The increase in non-interest income is primarily due to other-than-temporary impairment and realized losses on Fannie Mae and Freddie Mac perpetual preferred securities totaling $70.9 million in the 2008 period. Partially offsetting the increase in non-interest income was a $13.5 million non-cash loss related to the change in the fair value of our junior subordinated debentures carried at fair value during the nine months ended September 30, 2009 compared with a non-cash gain of $21.1 million on the fair value of such debentures for the same period of 2009. Non-interest expense increased $20.8 million during the 2009 period mainly due to a $15.9 million increase in the FDIC insurance assessment as well as general increased expenses related to the acquisition of Greater Community on July 1, 2008 and de novo branching costs since September 30, 2008.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources, uses and pricing of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as the sale of lower yielding new residential mortgage originations, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2009. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2009. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2009. Although the size of Valley’s balance sheet is forecasted to remain constant as of September 30, 2009 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the third quarter of 2009. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2009.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

Immediate Changes in Levels of Interest Rates	Change in Net Interest Income Over One Year Horizon At September 30, 2009
	Dollar Change	Percentage Change
	($ in thousands)

+3.00%	$13,459	2.90%
+2.00	6,000	1.29
+1.00	(1,472)	(0.32)
(1.00)	(15,200)	(3.28)

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, the likelihood of a 100 basis point decrease in interest rates as of September 30, 2009 was considered to be unlikely given current interest rate levels. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Liquidity

Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is monitored by our Asset/Liability Management Committee and the Investment Committee of the Board of Directors of Valley National Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At September 30, 2009, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $2.0 billion and $2.1 billion at September 30, 2009 and December 31, 2008, respectively, representing 15.5 percent and 16.4 percent of earning assets, and 13.9 percent and 14.2 percent of total assets at September 30, 2009 and December 31, 2008, respectively. Of the $2.0 billion of liquid assets at September 30, 2009, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.7 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.0 billion for the third quarter of 2009 and $7.4 billion for the year ended December 31, 2008, representing 61.1 percent and 59.7 percent of average earning assets at September 30, 2009 and December 31, 2008, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During the second quarter of 2009, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of automobile loans. At September 30, 2009, our borrowing capacity under the Fed’s discount window was approximately $400 million.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings may include federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased approximately $440.9 million to $199.4 million at September 30, 2009 compared to $640.3 million at December 31, 2008 primarily due to the maturity of $300.0 million in short-term FHLB advances and a $147.2 million decrease in customer repos mostly due to a migration of funds to non-interest bearing and money market deposits. At September 30, 2009, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

On September 29, 2009, the FDIC proposed a rule that would require insured institutions to prepay their estimated quarterly assessments through December 31, 2012 to strengthen the cash position of the Deposit Insurance Fund. Once final, the rule would require the cash prepayment on December 30, 2009. Management believes the estimated cash prepayment totaling approximately $48.5 million will not have a significant impact on our future cash position or operations.

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. Projected cash flows from these sources are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. See “Capital Adequacy” section below regarding restrictions to such subsidiary bank dividends.

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

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the U.S Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

In September and June of 2009, we repurchased 125,000 and 75,000 shares, respectively, of our senior preferred shares from the Treasury for aggregate purchase prices of $125.7 million and $75.2 million, respectively, including accrued and unpaid dividends. Both repayments were made with available cash held at the holding company, and did not require additional cash dividends from our subsidiary bank. At September 30, 2009, 100,000 senior preferred shares, as well as a warrant to purchase 2.4 million of our common shares (at $18.66 per share) remain outstanding to the U.S. Treasury. We anticipate Valley will have adequate cash available for future redemptions of part or all of our remaining senior preferred shares, although we will be required to obtain regulatory approval before any future redemptions can be completed. Requests for such redemptions will depend on the path of the economy, our future performance, as well as capital needs. See “Capital Adequacy” section below for additional information on our senior preferred shares outstanding under the Capital Purchase Program.

During the third quarter of 2009, we completed our previously announced “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock for net proceeds totaling $71.6 million. All share transactions under the program occurred during the third quarter of 2009, except for 43 thousand shares totaling $401 thousand in net proceeds during the second quarter of 2009. Valley may use the net proceeds for a variety of possible uses which may include future redemptions of part or all of its outstanding preferred shares held by the U.S. Treasury.

Investment Securities Portfolio

As of September 30, 2009, we had approximately $1.6 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods. Our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, the majority of the bank issuers of trust preferred securities within our investment portfolio are participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.

Other-Than-Temporary Impairment Analysis. Effective January 1, 2009, management evaluates the held to maturity and available for sale investment securities portfolios quarterly for other-than-temporary impairment in accordance with new authoritative guidance under ASC Topic 320, “Investments – Debt and Equity Securities,” which among other things, requires declines in the fair value of securities considered to be other-than-temporary to be reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (a) whether we intend to sell the security, and (b) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances apply to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances apply to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

The investment grades in the table below reflect multiple third parties independent analysis of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each investment.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2009:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Held to maturity:
Investment grades*
AAA Rated	$1,030,587	$24,975	$(40)	$1,055,522
AA Rated	109,399	3,798	(1)	113,196
A Rated	158,425	3,211	(1,780)	159,856
BBB Rated	112,788	1,264	(18,663)	95,389
Non-investment grade	514	—	(158)	356
Not rated	167,033	96	(48,683)	118,446

Total investment securities held to maturity	$1,578,746	$33,344	$(69,325)	$1,542,765

Available for sale:
Investment grades*
AAA Rated	$1,025,701	$44,373	$(4,444)	$1,065,630
AA Rated	46,464	647	(2,220)	44,891
A Rated	104,142	4,009	(10,476)	97,675
BBB Rated	41,732	96	(11,024)	30,804
Non-investment grade	99,627	4,036	(13,208)	90,455
Not rated	16,659	170	(420)	16,409

Total investment securities available for sale	$1,334,325	$53,331	$(41,792)	$1,345,864

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range.

For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $167.0 million in investments not rated by the rating agencies with aggregate unrealized losses of $48.7 million at September 30, 2009. The unrealized losses for this category relate to 11 single-issuer bank trust preferred securities, of which $36.0 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. During August and October of 2009, the bank issuer elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an agreement with its bank regulators which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of September 30, 2009. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered “well-capitalized” financial institution.

Although the majority of these financial institutions were performing at the end of this quarter, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if it is determined that repayment of contractual interest or principal is unlikely, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 9 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $99.6 million and $90.5 million, respectively, at September 30, 2009. The $13.2 million in unrealized losses for this category relate to two pooled trust preferred securities (which were other-than-temporarily impaired at December 31, 2008) with combined unrealized losses of $7.7 million and eight private label mortgage-backed securities, including unrealized losses (or the non-credit losses recognized in other comprehensive income) totaling $3.3 million for four securities which were other-than-temporarily impaired during the nine months ended September 30, 2009. See the section below and Note 9 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

Other-Than-Temporarily Impaired Securities. Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. We estimate loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of September 30, 2009. Three private label mortgage-backed securities classified as available for sale, with an amortized cost basis of $29.3 million, were deemed to have additional estimated credit losses totaling $743 thousand at September 30, 2009 (as two of the three securities were originally found to be other-than-temporarily impaired at March 31, 2009 and one security was originally impaired at December 31, 2008). In evaluating the range of likely future cash flows for each of the three securities, we applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the three securities in which we recorded an other-than-temporary impairment, the average portfolio FICO score at origination ranged from 712 to 716 and the weighted average loan to value ratio was between 60 percent and 69 percent. Additional cash flow assumptions incorporated expected default rates ranging from 5.33 percent to 7.83 percent and loss severity expectations ranging from 52 percent to 58 percent. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section above for further discussion of this policy.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	($ in thousands)

Commercial and industrial loans	$1,804,822	$1,838,895	$1,888,564	$1,965,372	$1,905,469
Mortgage:
Construction	446,662	479,294	504,416	510,519	470,006
Residential mortgage	2,011,532	2,061,244	2,165,641	2,269,935	2,297,868
Commercial real estate	3,473,628	3,399,560	3,347,568	3,324,082	3,204,537

Total mortgage loans	5,931,822	5,940,098	6,017,625	6,104,536	5,972,411
Consumer:
Home equity	575,332	585,722	598,467	607,700	600,623
Credit card	9,916	9,956	9,531	9,916	9,872
Automobile	1,114,070	1,165,159	1,245,192	1,364,343	1,474,328
Other consumer	75,451	78,547	78,553	91,823	94,578

Total consumer loans	1,774,769	1,839,384	1,931,743	2,073,782	2,179,401

Total loans*	$9,511,413	$9,618,377	$9,837,932	$10,143,690	$10,057,281

As a percent of total loans:
Commercial and industrial loans	19.0%	19.1%	19.2%	19.4%	18.9%
Mortgage loans	62.4	61.8	61.2	60.2	59.4
Consumer loans	18.6	19.1	19.6	20.4	21.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $7.8 million, $8.1 million, $7.4 million, $4.8 million and $3.9 million at September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively.

During the third quarter of 2009, we extended over $500 million in new credit to quality existing and new customers while maintaining our conservative underwriting standards. However, the overall portfolio declined by $107.0 million or 4.4 percent on an annualized basis, to approximately $9.5 billion at September 30, 2009 as compared to June 30, 2009 primarily due to management’s decision to sell most conforming refinanced and new residential mortgage loan originations (priced at the current low level of interest rates) in the secondary market, as well as continued declines in our loan portfolio caused by the lack of consumer and business demand as well as our strict underwriting standards. We may experience further declines in the loan portfolio during the remainder of 2009 and 2010 due to a slow economic recovery cycle or we maintain certain asset/liability management strategies, including the sale of new residential mortgage loan originations with low fixed interest rates.

Commercial and industrial loans decreased $34.1 million or 7.4 percent on an annualized basis, from June 30, 2009 to approximately $1.8 billion at September 30, 2009 mainly due to a slowdown in new commercial and industrial loan activity and a moderate decline in usage of lines of credit by our commercial customers.

Total mortgage loans decreased $8.3 million or 0.6 percent on an annualized basis, to approximately $5.9 billion at September 30, 2009 from a quarter ago due to decreases in the residential mortgage and construction loan portfolios of $49.7 million and $32.6 million respectively, partially offset by a $74.1 million increase in commercial real estate loans. The decline in the residential mortgage loan portfolio continued during the third quarter of 2009, as expected by management, based on our secondary market sales of most refinanced loans and new loan originations. Construction loans decreased due to normal paydowns on existing loans coupled with lower new loan volume due to the slowdown in the housing market. Commercial real estate loans continue to modestly increase quarter over quarter as we benefit from the dislocation in the credit markets for new loans with quality borrowers.

The consumer loan portfolio decreased $64.6 million or 14.1 percent on an annualized basis, to approximately $1.8 billion at September 30, 2009 primarily due to the declines in the automobile and home equity loan portfolios of $51.1 million and $10.4 million, respectively. Our automobile loan portfolio has declined for five consecutive quarters mainly due to the drop in demand for new and used vehicles caused by the recession, as well as Valley’s move to strengthen its already conservative auto loan underwriting standards in light of the current economic conditions.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of automobiles, as well as two aircraft at September 30, 2009. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio as shown in the table below even though they have increased steadily since the third quarter of 2008 and may continue to increase in relation to the U.S. economy.

The following table sets forth non-performing assets and accruing past due loans on the dates indicated in conjunction with asset quality ratios for Valley:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	($ in thousands)

Accruing past due loans:
30 to 89 days past due:
Commercial and industrial	$11,552	$13,227	$9,991	$13,299	$6,441
Construction	—	8,823	10,104	5,456	4,399
Residential mortgage	11,425	16,939	15,455	12,189	9,142
Commercial real estate	11,659	6,702	18,057	5,005	3,305
Consumer	20,883	20,087	17,512	23,275	19,982

Total 30 to 89 days past due	55,519	65,778	71,119	59,224	43,269

90 or more days past due:
Commercial and industrial	2,329	1,808	245	864	651
Construction	2,795	2,069	286	3,156	5,174
Residential mortgage	13,034	10,463	8,732	5,323	2,832
Commercial real estate	2,563	3,055	2,304	4,257	1,721
Consumer	2,373	2,128	1,919	1,957	2,299

Total 90 or more days past due	23,094	19,523	13,486	15,557	12,677

Total accruing past due loans	$78,613	$85,301	$84,605	$74,781	$55,946

Non-accrual loans:
Commercial and industrial	$18,375	$18,663	$20,631	$10,511	$9,748
Construction	19,093	7,958	2,826	877	166
Residential mortgage	13,599	10,119	7,158	6,195	5,185
Commercial real estate	22,191	20,388	16,195	14,895	15,102
Consumer	787	603	578	595	462

Total non-accrual loans	74,045	57,731	47,388	33,073	30,663

Other real estate owned	3,816	4,993	5,241	8,278	7,119
Other repossessed assets	4,931	3,699	4,346	4,317	4,060

Total non-performing assets (“NPAs”)	$82,792	$66,423	$56,975	$45,668	$41,842

Troubled debt restructured loans	$19,406	$21,954	$7,757	$7,628	$9,353

Total non-performing loans as a % of loans	0.78%	0.60%	0.48%	0.33%	0.30%
Total NPAs as a % of loans and NPAs	0.87%	0.69%	0.58%	0.45%	0.42%
Total accruing past due and non-accrual loans as a % of loans	1.60%	1.49%	1.34%	1.06%	0.86%
Allowance for loans losses as a % of non-performing loans	139.71%	174.54%	202.40%	281.93%	287.51%

Non-accrual loans increased $16.3 million to $74.0 million at September 30, 2009 from $57.7 million at June 30, 2009, while OREO and other repossessed assets remained at a combined total of $8.7 million over the same period. The increase in non-accrual loans was mostly due to three construction loans and two commercial real estate loans totaling $14.4 million and an increase in non-performing residential mortgage loans.

Loans 90 days or more past due and still accruing, which were excluded from the non-performing category, are also presented in the table above. These loans increased $3.6 million, to $23.1 million, or 0.24 percent of total loans at September 30, 2009 from $19.5 million, or 0.20 percent of total loans at June 30, 2009. The increase was mainly due to a $2.6 million increase in residential mortgage loans.

The increase in loan delinquencies reflects the difficult economic climate; however, we believe our conservative underwriting policies continue to mitigate much of the potential impact of the economic environment as we view our overall delinquencies as relatively small in comparison to many other financial service providers. No residential mortgage loans classified as loans held for sale were 90 days or more past due and still accruing interest at September 30, 2009.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, decreased $2.5 million to $19.4 million at September 30, 2009 as compared to $22.0 million at June 30, 2009. The decrease in restructured loans from June 30, 2009 is mainly due to one restructured commercial and industrial loan no longer classified as a troubled debt restructured loan, due to its performance to contractual terms over a period greater than 12 months. Total restructured loans consist of seven commercial and industrial loan relationships and two commercial lease relationships at September 30, 2009. The restructured loans are presently performing under the modified terms, but there can be no assurance that Valley will not incur a loss related to these loans in the future. One commercial and industrial loan relationship an unused line of credit totaling $664 thousand at September 30, 2009.

Total loans past due in excess of 30 days were 1.60 percent of all loans at September 30, 2009 and 1.49 percent at June 30, 2009. We strive to keep the loans past due in excess of 30 days at these relatively low levels, however, there is no guarantee that our delinquency levels will not continue to increase due to the current economic recession.

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

We are currently undergoing a normal examination (focused primarily on our commercial real estate loan portfolio and the allowance for credit losses) by the OCC. As previously disclosed in our critical accounting policies in this MD&A and the risk factors in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008, the OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the view of the OCC toward loan classifications, performance of the loan portfolio, and the economy.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	($ in thousands)

Average loans outstanding	$9,581,388	$9,770,280	$9,988,829	$9,787,331	$9,144,973

Beginning balance - Allowance for credit losses	$102,317	$97,477	$75,949	$94,738	$74,935

Loans charged-off:
Commercial and industrial	(5,302)	(4,548)	(1,199)	(11,886)	(3,790)
Construction	—	—	—	—	—
Residential mortgage	(1,008)	(450)	(353)	(1,757)	(599)
Commercial real estate	(177)	60	(272)	(302)	(1,200)
Consumer	(4,324)	(4,264)	(3,373)	(14,109)	(9,657)

	(10,811)	(9,202)	(5,197)	(28,054)	(15,246)

Charged-off loans recovered:
Commercial and industrial	100	74	57	226	342
Construction	—	—	—	—	—
Residential mortgage	16	3	—	28	6
Commercial real estate	15	15	17	45	58
Consumer	695	886	675	2,304	1,606

	826	978	749	2,603	2,012

Net charge-offs	(9,985)	(8,224)	(4,448)	(25,451)	(13,234)
Provision charged for credit losses	12,722	13,064	6,850	35,767	16,650
Additions from acquisitions	—	—	11,410	—	11,410

Ending balance - Allowance for credit losses	$105,054	$102,317	$89,761	$105,054	$89,761

Components of allowance for credit losses:
Allowance for loan losses	$103,446	$100,761	$88,158	$103,446	$88,158
Reserve for unfunded letters of credit	1,608	1,556	1,603	1,608	1,603

Allowance for credit losses	$105,054	$102,317	$89,761	$105,054	$89,761

Components of provision for credit losses:
Provision for loan losses	$12,671	$13,072	$7,467	$35,653	$17,318
Provision for unfunded letters of credit	51	(8)	(617)	114	(668)

Provision for credit losses	$12,722	$13,064	$6,850	$35,767	$16,650

Ratio of net charge-offs during the period to average loans outstanding during the period	0.42%	0.34%	0.18%	0.35%	0.19%
Allowance for loan losses as a % of loans	1.09%	1.05%	0.88%	1.09%	0.88%
Allowance for credit losses as a % of loans	1.10%	1.06%	0.89%	1.10%	0.89%

At September 30, 2009, the allowance for credit losses totaled $105.1 million compared with $94.7 million at December 31, 2008. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $10.0 million for the three months ended September 30, 2009 compared with $8.2 million for three months ended June 30, 2009. The increase in net loan charge-offs from the linked quarter is mainly due to a $728 thousand increase in commercial and industrial loan net charge-offs and a $545 thousand increase in residential mortgage net charge-offs. The provision during the third quarter of 2009 reflects an increase in the valuation allowance for impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans) and other factors identified by management, as well as to provide for the risk of loan deterioration resulting from a continued recession.

Net loan charge-offs were $25.5 million for the nine months ended September 30, 2009 compared with $13.2 million for the nine months ended September 30, 2008. The increase in net loan charge-offs is primarily due to an $8.2 million increase in commercial and industrial loan net charge-offs and a $3.8 million increase in consumer loans net charge-offs caused by weakness in borrowers’ ability to repay during the current economic recession.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocation as a percentage of each loan category:

Allocation of Allowance for Credit Losses

	September 30, 2009		June 30, 2009		December 31, 2008
	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category	Allowance Allocation	Allocation as a % of loan category
Loan category:

Commercial and industrial loans*	$56,682	3.14%	$53,721	2.92%	$44,163	2.25%

Mortgage:
Construction	13,828	3.10	14,856	3.10	15,885	3.11
Residential mortgage	5,538	0.28	4,911	0.24	4,434	0.20
Commercial real estate	10,539	0.30	10,398	0.31	10,035	0.30

Total mortgage loans	29,905	0.50	30,165	0.51	30,354	0.50

Consumer:
Home equity	1,708	0.30	1,686	0.29	1,696	0.28
Other consumer	10,683	0.89	10,721	0.86	12,622	0.86

Total consumer loans	12,391	0.70	12,407	0.67	14,318	0.69

Unallocated	6,076	N/A	6,024	N/A	5,903	N/A

	$105,054	1.10	$102,317	1.06	$94,738	0.93

*	Includes the reserve for unfunded letters of credit.

N/A - not applicable.

The allowance for credit losses as a percentage of total loans increased 4 basis points to 1.10 percent at September 30, 2009 as compared to June 30, 2009 and increased 21 basis points as compared to September 30, 2008. The quarter over quarter increase was mainly the result of an increase in our allocated reserves for the commercial and industrial loan portfolio of $3.0 million, or 22 basis points as a percentage of the commercial and industrial loan portfolio mainly due to specific reserves for one new impaired loan relationship. Other factors contributing to the increase were an increase in reserves for non-accrual, management’s outlook on the U.S. economy, as well as other factors identified during the quarterly analysis of the allowance.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2009 and December 31, 2008, shareholders’ equity totaled approximately $1.3 billion and $1.4 billion, respectively, or 9.0 percent and 9.3 percent of total assets, respectively. The decrease in total shareholders’ equity during the nine months ended September 30, 2009 was mainly the result of our repurchase of 200,000 shares ($195.1 million carrying value) of our senior preferred stock from the U.S. Treasury, dividends declared to common shareholders of $82.0 million, and dividends and discount accretion on our preferred stock of $16.0 million (including accelerated accretion of $4.9 million related to the discount on the shares repurchased during 2009), partially offset by net income of $84.0 million, the sale of 5.67 million shares of newly issued common stock for net proceeds totaling $71.6 million, a $42.7 million decrease in our accumulated other comprehensive loss, and 194 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $2.3 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at September 30, 2009 was a $7.4 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $32.7 million net unrealized loss, net of deferred tax at December 31, 2008. Also, included as a component of accumulated other comprehensive loss at September 30, 2009 was $22.6 million, representing the unfunded portion of Valley’s various pension obligations and a $3.1 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the U.S. Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. Our senior preferred shares pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. Under the terms of the program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.19 per common share) or our redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by our capital trusts until the third anniversary of the Valley senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties. The senior preferred shares are 100 percent allowable in Tier I Capital for regulatory purposes.

In September and June of 2009, we repurchased 125,000 and 75,000 shares, respectively, of our senior preferred shares from the Treasury for aggregate purchase prices of $125.7 million and $75.2 million, respectively, including accrued and unpaid dividends. Both repayments were made with available cash held at the holding company, and did not require additional cash dividends from our subsidiary bank. At September 30, 2009, 100,000 senior preferred shares, as well as a warrant to purchase 2.4 million shares (at $18.66 per share) remain outstanding to the U.S. Treasury. We anticipate Valley will have adequate cash available for future redemptions of part or all of our remaining senior preferred shares. Requests for such redemptions will depend on the path of the economy, our future performance, as well as capital needs.

Our senior preferred shares and the warrant issued under the TARP Capital Purchase Program qualify and are accounted for as permanent equity on our balance sheet. Of the $300 million in original issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The original discount of $8.6 million recorded for the senior preferred shares is being amortized to retained earnings over a five year estimated life based on the likelihood of their repayment by us within that timeframe. For the three and nine months ended September 30, 2009, $3.3 million and $6.1 million (including accelerated accretion of $3.0 million and 4.9 million), respectively was amortized to retained earnings. For additional information see “Capital Adequacy” under Item 7 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the third quarter of 2009, we completed our previously announced “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock for net proceeds totaling $71.6 million. All share transactions under the program occurred during the third quarter of 2009, except for 43 thousand shares totaling $401 thousand in net proceeds during the second quarter of 2009. Valley may use the net proceeds for additional future redemptions of its preferred shares. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan (“DRIP”) discussed below, may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several factors beyond management’s control, including potential increases to the regulatory minimum levels of capital required to be considered a well capitalized bank and the impact of a prolonged or worsened downturn in the economy.

Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s DRIP. Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During the third quarter of 2009, 194 thousand common shares were reissued from treasury stock under the DRIP for net proceeds totaling $2.3 million.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.1 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Valley made no purchases of its outstanding shares during the first nine months of 2009. No further repurchases, without the Treasury’s consent, will be made under the terms of the nonvoting senior preferred shares sold to the Treasury while the shares are outstanding and owned by the Treasury.

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

Valley’s and Valley National Bank’s actual capital positions and ratios at September 30, 2009 and December 31, 2008, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)

As of September 30, 2009
Total Risk-based Capital
Valley	$1,374,943	12.7%	$868,767	8.0%	$	N/A	N/A	%
Valley National Bank	1,229,498	11.3	867,196	8.0		1,083,995	10.0
Tier I Risk-based Capital
Valley	1,169,889	10.8	434,383	4.0		N/A	N/A
Valley National Bank	1,024,444	9.5	433,598	4.0		650,397	6.0
Tier I Leverage Capital
Valley	1,169,889	8.5	552,970	4.0		N/A	N/A
Valley National Bank	1,024,444	7.4	551,873	4.0		689,841	5.0

As of December 31, 2008
Total Risk-based Capital
Valley	$1,475,776	13.2%	$895,751	8.0%	$	N/A	N/A	%
Valley National Bank	1,190,129	10.6	894,556	8.0		1,118,196	10.0
Tier I Risk-based Capital
Valley	1,281,038	11.4	447,876	4.0		N/A	N/A
Valley National Bank	995,391	8.9	447,278	4.0		670,917	6.0
Tier I Leverage Capital
Valley	1,281,038	9.1	563,256	4.0		N/A	N/A
Valley National Bank	995,391	7.1	562,346	4.0		702,932	5.0

N/A - not applicable

Valley’s capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2009 and December 31, 2008. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits are scheduled to become effective on March 31, 2011. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley included all of its outstanding trust preferred securities in Tier I capital at September 30, 2009 and December 31, 2008. See Note 13 for additional information.

Book value per share amounted to $8.03 at September 30, 2009 and $7.56 at December 31, 2008. Tangible book value per share amounted to $5.87 at September 30, 2009 and $5.30 at December 31, 2008. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)

Common shares outstanding	147,670,080	141,775,232

Shareholders’ equity	$1,284,102	$1,363,609
Less: Preferred stock	97,625	291,539
Less: Goodwill and other intangible assets	320,063	321,100

Tangible shareholders’ equity	$866,414	$750,970

Tangible book value per common share	$5.87	$5.30

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our common cash dividend pay-out per common share was greater than our earnings for the nine months ended September 30, 2009, thereby causing our earnings retention to be zero for the same period, as earnings were negatively impacted by preferred dividends and accretion of the discount on preferred stock, as well as net trading losses caused primarily by to mark to market losses on the fair value of junior subordinated debentures and net impairment losses on private label mortgage-backed securities. The retention ratio for the comparable nine months ended September 30, 2008 was also negative primarily due to other-than-temporary charges and realized losses on Fannie Mae and Freddie Mac preferred securities classified as available for sale. While we expect that our rate of earnings retention will improve in future periods due to lower dividends and accretion on our senior preferred stock held by the Treasury, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the economic recession may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.57 per common share for both the nine months ended September 30, 2009 and 2008. The Board continued the cash dividend unchanged during the third quarter of 2009 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Controller of the Currency has cautioned banks to look at the dividend payout ratio to insure that banks are able to lend to credit worthy borrowers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 53 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

We May Reduce or Eliminate the Cash Dividend on Our Common Stock.

Our common cash dividend pay-out per common share was greater than our earnings for the nine months ended September 30, 2009, thereby causing our earnings retention to be zero for the same period, as earnings were negatively impacted by preferred dividends and accretion of the discount on preferred stock, as well as net trading losses caused primarily by to mark to market losses on the fair value of junior subordinated debentures and net impairment losses on private label mortgage-backed securities. The retention ratio for the comparable nine months ended September 30, 2008 was also negative primarily due to other-than-temporary charges and realized losses on Fannie Mae and Freddie Mac preferred securities classified as available for sale. While we believe that our rate of earnings retention may improve in the future due to lower dividends and accretion on our senior preferred stock held by the Treasury, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the economic recession may negatively impact our future earnings and ability to maintain our dividend at current levels.

Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Moreover, as long as there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full and all dividends on our outstanding junior subordinated debentures have been paid in full. Also, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

An Increased Valuation of Our Junior Subordinated Debentures Issued to VNB Capital Trust I May Adversely Impact Our Net Income and Earnings Per Share.

Effective January 1, 2007, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets (Level 1 inputs as defined in the FASB’s Accounting Standard Update No. 2009-05 under ASC Topic 820, which we elected to early adopt on September 30, 2009), specifically the trust preferred securities issued by the VNB Capital Trust I, which contain identical terms as our junior subordinated debentures. As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. The non-cash charge against our earnings does not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended September 30, 2009.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 10, 2009.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 6, 2009	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: November 6, 2009	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and
Chief Financial Officer