Form 10-K
period 2009-12-31
VALLEY NATIONAL BANCORP
filed 2010-02-26
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11277

VALLEY NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)

973-305-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
VNB Capital Trust I 7.75% Trust Preferred Securities (and the Guarantee by Valley National Bancorp with respect thereto)	New York Stock Exchange
Warrants to purchase Common Stock	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.6 billion on June 30, 2009.

There were 153,140,372 shares of Common Stock outstanding at February 23, 2010.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2010 Proxy Statement”) for the 2010 Annual Meeting of Shareholders to be held April 14, 2010 will be incorporated by reference in Part III. The 2010 proxy statement will be filed within 120 days of December 31, 2009.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2009, Valley had consolidated total assets of $14.3 billion, total loans of $9.4 billion, total deposits of $9.5 billion and total shareholders’ equity of $1.3 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of VNB Capital Trust I and GCB Capital Trust III, through which trust preferred securities were issued. VNB Capital Trust I and GCB Capital Trust III are not consolidated subsidiaries. See Note 12 of the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 197 full-service banking offices located throughout northern and central New Jersey and the New York City boroughs of Manhattan, Brooklyn and Queens. The Bank provides a full range of commercial and retail banking services. These services include the following: the acceptance of demand, savings and time deposits; extension of commercial, real estate and consumer loans; equipment leasing; personal and corporate trust, and pension and fiduciary services.

Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a complete list of subsidiaries). These subsidiaries include:

•	a mortgage servicing company;

•	a title insurance agency;

•	asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors;

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in asset-based lending;

•	a subsidiary which offers financing for general aviation aircraft and servicing for existing commercial equipment leases; and

•	a subsidiary which specializes in health care equipment and other commercial equipment leases.

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

SEC Reports and Corporate Governance

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto are available on our website at www.valleynationalbank.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on the website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit and Risk Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, Valley’s Corporate Governance Guidelines and Valley’s Categorical Standards of Independence.

Additionally, we will provide without charge, a copy of our Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.

Competition

The market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. We compete with other providers of financial services such as other bank holding companies, commercial banks, savings institutions, credit unions, mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. De novo branching by several national financial institutions and mergers between financial institutions within New Jersey and New York City, as well as other neighboring states have heightened the competitive pressure in our primary markets. We compete by offering quality products and convenient services at competitive prices (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services). We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.

Employees

At December 31, 2009, Valley National Bank and its subsidiaries employed 2,727 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2009	Executive Officer Since	Office
Gerald H. Lipkin	68	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	52	1991	Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank
Alan D. Eskow	61	1993	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Albert L. Engel	61	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	63	1990	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	66	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	63	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	51	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	62	1991	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	45	2007	First Senior Vice President of Valley National Bank
Kermit R. Dyke	62	2001	First Senior Vice President of Valley National Bank
Richard P. Garber	66	1992	First Senior Vice President of Valley National Bank
Eric W. Gould	41	2001	First Senior Vice President of Valley National Bank
Russell C. Murawski	60	2007	First Senior Vice President of Valley National Bank
John H. Noonan	63	2006	First Senior Vice President of Valley National Bank
Ira D. Robbins	35	2009	First Senior Vice President of Valley National Bank
Stephen P. Davey	54	2002	Senior Vice President of Valley National Bank
Robert A. Ewing	55	2007	Senior Vice President of Valley National Bank

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

The Holding Company Act prohibits Valley, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by Valley of more than five percent of the voting stock of any other bank. Satisfactory capital ratios and Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require approval of the Office of the Comptroller of the Currency of the United States (“OCC”). The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Gramm-Leach-Bliley Act, discussed below, allows Valley to expand into insurance, securities, merchant banking activities, and other activities that are financial in nature if Valley elects to become a financial holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking and Branching Act”) enables bank holding companies to acquire banks in states other than its home state, regardless of applicable state law. The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate banks with branches in more than one state. Under the legislation, each state had the opportunity to “opt-out” of this provision. Furthermore, a state may “opt-in” with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the Bank does not already have a branch. Without de novo branching, an out-of-state commercial bank can enter the state only by acquiring an existing bank or branch. States generally have not opted out of interstate banking by merger but several states have not authorized de novo branching.

New Jersey enacted legislation to authorize interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. However, under federal law, federal savings banks which meet certain conditions may branch de novo into a state, regardless of state law.

Troubled Asset Relief Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the U.S. Treasury announced that the U.S. Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15 percent of the preferred investment. Participating financial institutions were required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program.

In November 2008, we decided to enter into a Securities Purchase Agreement with the U.S. Treasury that provided for our participation in the TARP Capital Purchase Program. On November 14, 2008, Valley issued and sold to the U.S. Treasury 300,000 shares of Valley Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to 2.4 million shares of Valley’s common stock at an exercise price of $18.66 per share (adjusted for our May 2009 stock dividend).

Under the terms of the TARP program, the U.S. Treasury’s consent was required for any increase in our dividends paid to common stockholders or Valley’s redemption, purchase or acquisition of Valley common stock or any trust preferred securities issued by Valley capital trusts until the third anniversary of the Valley senior preferred share issuance to the U.S. Treasury.

In addition, participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program and the subsequent American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”). The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program and created additional compensation-related limitations.

On December 23, 2009, Valley repurchased from the U.S. Treasury the final 100,000 shares of its Fixed Rate Perpetual Preferred Stock, thus ending Valley’s participation in the TARP Capital Purchase Program. Valley repurchased the other 200,000 additional shares of preferred stock earlier in 2009. Accordingly, Valley is no longer subject to the prohibitions against increasing dividends and redeeming its common stock and trust preferred securities, and the compensation-related limitations associated with the Capital Purchase Program. At February 26, 2010, the warrant remains outstanding to the U.S. Treasury. We have calculated an internal value for the warrant, and are currently negotiating the redemption with U.S. Treasury. However, if an agreement can not be reached with the U.S. Treasury, the warrant will be sold at public auction. We do not currently have a time frame in which the negotiations will be completed.

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

Dividend Limitations

Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments, without prior regulatory approval, are subject to regulatory limitations. Under the National Bank Act, dividends may be declared only if, after payment thereof, capital would be unimpaired and remaining surplus would equal 100 percent of capital. Moreover, a national bank may declare, in any one year, dividends only in an amount aggregating not more than the sum of its net profits for such year and its retained net profits for the preceding two years. However, declared dividends in excess of net profits in either of the preceding two years can be offset by retained net profits in the third and fourth years preceding the current year when determining the Bank’s dividend limitation. In addition, the bank regulatory agencies have the authority to prohibit the Bank from paying dividends or otherwise supplying funds to Valley if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

USA PATRIOT Act

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Anti Money Laundering Act”). The Anti Money Laundering Act authorizes the Secretary of the U.S. Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Anti Money Laundering Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Anti Money Laundering Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

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

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a restoration plan to replenish the fund, adopted a substantial increase in the assessment rates applicable to insured institutions. The FDIC also has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. The amount of this special assessment for the Bank was $6.5 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels. No institution may pay a dividend if in default of the FDIC assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250 thousand for all types of accounts until January 1, 2014.

The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. Valley prepaid approximately $48.5 million, of which approximately $45.5 million was recorded as a prepaid asset, in assessments as of December 31, 2009.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program (as amended on March 17, 2009) the FDIC has (i) guaranteed, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points (based upon the Bank’s CAMELS rating by the OCC) on amounts in covered accounts exceeding $250,000. We have elected to participate in both guarantee programs. However, we have not issued debt under the TLG Program.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

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

Financial Regulatory Reform Proposals

Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed. In furtherance of the Administration’s plan, legislation enabling the creation of the Consumer Financial Protection Agency has recently been passed by the U.S House of Representatives. The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.

Item 1A.	Risk Factors

An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Valley are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Valley. Additional risks and uncertainties that management is not aware of or that management currently believes are immaterial may also impair Valley’s business operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

A Prolonged Negative Impact of Economic Downturn.

The global and U.S. economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. The Federal Reserve, in an attempt to help the overall economy, has kept interest rates low through its targeted federal funds rate and the purchase of mortgage- backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged economic downturn or the return of negative developments in the financial services industry could negatively impact our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio. Such a downturn may also adversely affect our ability to originate or sell loans. The occurrence of any of these events could have an adverse impact our financial performance.

Allowance For Loan Losses May Be Insufficient.

We maintain an allowance for loan losses based on, among other things, national and regional economic conditions, historical loss experience, and our assumptions regarding delinquency trends and future loss expectations. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the classification on certain of our loans, which may require us to increase our provision for loan losses or loan charge-offs. Valley’s management could also decide that the allowance for loan losses should be increased. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.

Further Increases in Our Non-performing Assets May Occur and Adversely Affect Our Results of Operations and Financial Condition.

As a result of the economic downturn, particularly during 2009, we are facing increased delinquencies on our loans. Our non-performing assets (which consist of non-accrual loans, other real estate owned and other repossessed assets) increased from 0.45 percent of loans and non-performing assets at December 31, 2008 to 1.04 percent of loans and non-performing assets at December 31, 2009.

Until economic and market conditions improve, we expect to continue to incur charge-offs to our allowance for loan losses and lost interest income relating to an increase in non-performing loans. Our non-performing assets adversely affect our net income in various ways. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

Changes in Interest Rates Can Have an Adverse Effect on Profitability.

Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets and liabilities, including the held to maturity, available for sale, and trading securities portfolios, and (iii) the average duration of Valley’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Valley’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations.

A Prolonged or Worsened Downturn Affecting the Economy and/or the Real Estate Market in Our Primary Market Area Would Adversely Affect Our Loan Portfolio and Our Growth Potential.

Much of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn and Queens, New York. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business.

Valley’s loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in Valley’s portfolio is located in New Jersey and the New York City metropolitan area. Conditions in the real estate markets in which the collateral for Valley’s loans are located strongly influence the level of Valley’s non-performing loans and results of operations. A continued decline in the New Jersey and New York City metropolitan area real estate markets could adversely affect Valley’s loan portfolio.

Declines in Value May Adversely Impact the Investment Portfolio.

As of December 31, 2009, we had approximately $1.6 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its negative effect on the performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, some of the bank issuers of trust preferred securities within our investment portfolio are participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.

If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

Currently, we own $55.0 million in trust preferred securities (with unrealized losses totaling $33.6 million at December 31, 2009) of one issuer who has elected to defer interest payments based upon the conditions of an agreement with its bank regulator. At this time, we are uncertain whether in future periods we will be required to take impairment charges with regard to these securities.

An Increased Valuation of Our Junior Subordinated Debentures Issued to VNB Capital Trust I May Adversely Impact Our Net Income and Earnings Per Share.

Effective January 1, 2007, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets (Level 1 inputs as defined in the Financial Accounting Standards Board’s (the “FASB”) Accounting Standard Update No. 2009-05 under Accounting Standards Codification (“ASC”) Topic 820, which we elected to early adopt on September 30, 2009), specifically the trust preferred securities issued by VNB Capital Trust I, which contain identical terms as our junior subordinated debentures (see Note 12 to the consolidated financial statements). As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. During 2009, we recognized a $15.8 million ($10.3 million after taxes) non-cash charge due to the change in the fair value of the junior subordinated debentures caused by an increase in the market price of the trust preferred securities. The non-cash charge against our earnings does not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition.

FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments during 2009 significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule during the first quarter of 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment for the Bank was $6.5 million. In December 2009 the FDIC required us to prepay our assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. We cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a prolonged economic downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Our Deposit Base May Be Adversely Affected by the Loss of Lower-Cost Funding Sources.

Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, Valley could lose a relatively low cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.

We Are a Holding Company and Depend on Our Subsidiaries for Dividends, Distributions and Other Payments.

We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions, and other payments from the Bank and its non-banking subsidiaries to fund cash dividend payments on our common stock and to fund most payments on our other obligations. Regulations relating to capital requirements affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or interest payments on our junior subordinated debentures issued to capital trusts. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

We May Reduce or Eliminate the Cash Dividend on Our Common Stock.

Our common cash dividend pay-out per common share was greater than our earnings per share for the year ended December 31, 2009, thereby causing our earnings retention to be zero for the same period. Our zero retention rate resulted from earnings being negatively impacted by dividends on our senior preferred stock and the accretion of the discount on our senior preferred stock (fully repurchased during 2009), as well as net trading losses caused primarily by to mark-to-market losses on the fair value of our junior subordinated debentures and net impairment losses on private label mortgage-backed securities. The retention ratio for the comparable year ended December 31, 2008 was also negative primarily due to other-than-temporary charges and realized losses on Fannie Mae and Freddie Mac preferred securities classified as available for sale. While our earnings retention rate may improve in the future due to the elimination of dividends and accretion due to our redemption of the senior preferred stock, other factors, including those resulting from the economic recession, may negatively impact our future earnings and ability to maintain our dividend at current levels.

At this time, and subsequent to our first quarter of 2010 cash dividend payment, we have approximately $100 million in liquid assets, consisting of cash, investments and accrued interest receivable, at the holding company level available to pay dividends, which could provide for quarterly dividends up to three consecutive quarters at the current dividend rate per share based upon the number of our common shares outstanding at February 23, 2010 and projected operating expenses for 2010.

Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory considerations including the guidelines of OCC and the FRB regarding capital adequacy and dividends.

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

Future Offerings of Common Stock, Debt or Other Securities May Adversely Affect the Market Price of Our Stock.

In the future, we may increase our capital resources or, if our or the Bank’s capital ratios fall below the prevailing regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock, trust preferred securities and debt securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Potential Acquisitions May Disrupt Valley’s Business and Dilute Shareholder Value.

Valley regularly evaluates merger and acquisition opportunities, including FDIC assisted transactions, and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Valley’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Valley’s financial condition and results of operations.

Implementation of Growth Strategies.

Valley has a strategic branch expansion initiative to expand its physical presence in Brooklyn and Queens, as well as add locations within its New Jersey and Manhattan markets. We may also expand our branch network into markets outside of these areas based upon changes in management strategy and/or bank acquisition opportunities that may become available in the future. Valley has opened a combined total of 12 branch locations within Brooklyn and Queens since starting its initiative in these new markets during 2007. Valley’s ability to successfully execute in these markets depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas, and the ability to manage growth. These initiatives could cause Valley’s expenses to increase faster than revenues. Valley can provide no assurances that it will successfully implement or continue these initiatives.

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

Extensive Regulation and Supervision.

Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Such laws are not designed to protect Valley shareholders. These regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Valley is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.

Market Reform Efforts May Result in Our Businesses Becoming Subject to Extensive and Pervasive Additional Regulations.

Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury; and two new federal agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed.

There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted into legislation, and if adopted, what the final provisions of such legislation will be. The financial services industry is highly regulated, and we are subject to regulation by several government agencies, including the OCC, the FRB and the FDIC. Legislative and regulatory changes, as well as changes in governmental economic and monetary policy, not only can affect our ability to attract deposits and make loans, but can also affect the demand for business and personal lending and for real estate mortgages. Government regulations affect virtually all areas of our operations, including our range of permissible activities, products and services, the amount of service fees or the ability to assess such fees, the geographic locations in which our services can be offered, the amount of capital required to be maintained to support operations, the right to pay dividends and the amount which we can pay to obtain deposits. New legislation and regulatory changes could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business, results of operations or financial condition.

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

From time to time the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and Valley’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate as the FASB and International Accounting Standards Board have reaffirmed their commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

The Price of Our Common Stock May Fluctuate.

The price of our common stock on the NYSE constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. The market price of our common stock may continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

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

Operational Risk.

We face the risk that the design of our controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, we face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. Our business operations could be adversely affected if we are unable to attract new employees and retain and motivate our existing employees.

Severe Weather, Acts of Terrorism and Other External Events Could Significantly Impact Our Business.

A significant portion of our primary markets are located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Environmental Liability Risk Associated With Lending Activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review prior to originating certain commercial real estate loans, as well as before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

We conduct our business at 197 retail banking center locations, with 171 in northern and central New Jersey and 26 in the New York City metropolitan area. We own 93 of our banking center facilities. The other facilities are leased for various terms. Additionally, we have 7 other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease. We intend to develop these properties into new retail branch locations during 2010 and 2011.

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York which are used for various operations of Valley National Bank and its subsidiaries.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $266.4 million at December 31, 2009. We believe that all of our properties and equipment are well maintained, in good condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our consolidated statements of financial condition or results of operations should not be materially affected by the outcome of such legal proceedings and claims.

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

	Year 2009			Year 2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.29	$8.04	$0.19	$18.76	$15.02	$0.19
Second Quarter	15.47	10.81	0.19	18.64	14.84	0.19
Third Quarter	13.89	10.87	0.19	23.57	12.98	0.19
Fourth Quarter	14.33	11.61	0.19	22.76	13.33	0.19

There were 8,915 shareholders of record as of December 31, 2009.

Restrictions on Dividends

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and Note 16 to the consolidated financial statements contained in Item 8 of this report. In addition, under the terms of the trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III, we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

In November 2008, we issued 300,000 shares of senior preferred stock to the U.S. Treasury under the TARP Capital Purchase Program. We incrementally repurchased the 300,000 from the U.S. Treasury during 2009 and effectively ended our participation in the TARP Capital Purchase Program on December 23, 2009. While the shares were outstanding to the U.S. Treasury, with limited exceptions, the U.S. Treasury’s consent was required for: (i) any increase in dividends paid on our common stock above a quarterly dividend of $0.19 per common share, (ii) the repurchase of our common stock in any way, or (iii) the repurchase or redemption of any trust preferred securities issued by us.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2004 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Issuer Repurchase of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended December 31, 2009.

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

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$717,411	$735,153	$731,188	$713,930	$631,893
Interest expense	262,870	308,895	343,322	316,250	226,659

Net interest income—tax equivalent basis (1)	454,541	426,258	387,866	397,680	405,234
Less: tax equivalent adjustment	5,227	5,459	6,181	6,559	6,809

Net interest income	449,314	420,799	381,685	391,121	398,425
Provision for credit losses	47,992	28,282	11,875	9,270	4,340

Net interest income after provisions for credit losses	401,322	392,517	369,810	381,851	394,085
Non-interest income:
Net impairment losses on securities recognized in earnings	(6,352)	(84,835)	(17,949)	(4,722)	(835)
Gains on sale of assets, net	605	518	16,051	3,849	25
Other non-interest income	77,998	87,573	90,926	72,937	74,543

Total non-interest income	72,251	3,256	89,028	72,064	73,733

Non-interest expense:
Goodwill impairment	—	—	2,310	—	—
FDIC insurance assessment	20,128	1,985	1,003	1,085	1,135
Other non-interest expense	285,900	283,263	250,599	249,255	236,456

Total non-interest expense	306,028	285,248	253,912	250,340	237,591

Income before income taxes	167,545	110,525	204,926	203,575	230,227
Income tax expense	51,484	16,934	51,698	39,884	66,778

Net income	116,061	93,591	153,228	163,691	163,449
Dividends on preferred stock and accretion	19,524	2,090	—	—	—

Net income available to common stockholders	$96,537	$91,501	$153,228	$163,691	$163,449

Per Common Share (2):
Earnings per share:
Basic	$0.67	$0.67	$1.16	$1.21	$1.23
Diluted	0.67	0.67	1.15	1.21	1.23
Dividends declared	0.76	0.76	0.76	0.74	0.72
Book value	8.19	7.56	7.18	7.11	6.89
Tangible book value (3)	6.09	5.30	5.63	5.53	5.28
Weighted average shares outstanding:
Basic	144,453,039	136,957,646	132,586,561	134,912,276	132,428,163
Diluted	144,453,723	137,033,031	132,979,202	135,462,682	132,917,645
Ratios:
Return on average assets	0.81%	0.69%	1.25%	1.33%	1.39%
Return on average shareholders’ equity	8.64	8.74	16.43	17.24	19.17
Return on average tangible shareholders’ equity (4)	11.34	11.57	21.17	22.26	23.61
Average shareholders’ equity to average assets	9.40	7.94	7.58	7.72	7.25
Dividend payout	113.43	114.29	65.35	60.71	58.00
Risked-based capital:
Tier 1 capital	10.64%	11.44%	9.55%	10.56%	10.28%
Total capital	12.54	13.18	11.35	12.44	12.16
Leverage capital	8.14	9.10	7.62	8.10	7.82
Financial Condition:
Assets	$14,284,153	$14,718,129	$12,748,959	$12,395,027	$12,436,102
Net loans	9,268,081	10,050,446	8,423,557	8,256,967	8,055,269
Deposits	9,547,285	9,232,923	8,091,004	8,487,651	8,570,001
Shareholders’ equity	1,252,854	1,363,609	949,060	949,590	931,910

See Notes to the Selected Financial Data that follows.

Notes to Selected Financial Data

(1)	In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a 35 percent federal tax rate. Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.
(2)	All per common share amounts reflect a five percent common stock dividend issued May 22, 2009, and all prior stock splits and dividends.
(3)	This Annual Report on Form 10-K contains supplemental financial information which has been determined by methods other than U.S. GAAP that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends, and facilitates comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP.

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except for share data)
Common shares outstanding	152,987,903	141,775,232	132,136,278	133,540,457	135,318,321

Shareholders’ equity	$1,252,854	$1,363,609	$949,060	$949,590	$931,910
Less: Preferred stock	—	291,539	—	—	—
Less: Goodwill and other intangible assets	320,729	321,100	204,547	211,355	217,354

Tangible shareholders’ equity	$932,125	$750,970	$744,513	$738,235	$714,556

Tangible book value per common share	$6.09	$5.30	$5.63	$5.53	$5.28

(4)	Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	At Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
Net income	$116,061	$93,591	$153,228	$163,691	$163,449

Average shareholders’ equity	1,342,790	1,071,358	932,637	949,613	852,834
Less: Average goodwill and other intangible assets	319,756	262,613	208,797	214,338	160,607

Average tangible shareholders’ equity	$1,023,034	$808,745	$723,840	$735,275	$692,227

Return on average tangible shareholders’ equity	11.34%	11.57%	21.17%	22.26%	23.61%

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Valley assumes no obligation for updating any such forward-looking statement at any time. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to the factors listed under the “Risk Factor” section of this Annual Report on Form 10-K and:

•	unanticipated changes in interest rates;

•	increased or unexpected competition from banks, other financial institutions and other companies;

•	changes in loan, investment and mortgage prepayment assumptions;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs, nonperforming assets, and delinquencies than anticipated;

•	a continued or unexpected decline in the economy in our primary market areas, mainly in New Jersey and New York;

•	a continued or unexpected decline in real estate values within our market areas;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	higher than expected FDIC insurance premiums;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	a reduction in dividend payments, distributions and other payments from our banking subsidiary;

•	possible reduction or elimination of the dividend on our common stock;

•	changes in relationships with major customers;

•	further offerings of our equity securities may result in dilution of our common stock and a reduction in the price of our common stock;

•	potential acquisitions may disrupt our business and dilute shareholder value;

•	additional regulatory oversight which may require us to change our business model;

•	our failure or inability to raise additional capital, if it is necessary or advisable to do so;

•	changes in income tax rates;

•	higher or lower cash flow levels than anticipated;

•	inability to hire or retain qualified employees;

•	a decline in the levels of deposits or loss of alternate funding sources;

•	a decrease in loan origination volume;

•	a change in legal and regulatory barriers including issues related to compliance with anti-money laundering and bank secrecy act laws;

•	adoption, interpretation and implementation of new or pre-existing accounting pronouncements;

•	the development of new tax strategies or the disallowance of prior tax strategies;

•	operational risks, including the risk of fraud by employees or outsiders and unanticipated litigation pertaining to Valley’s fiduciary responsibility; and

•	the inability to successfully implement new lines of business or new products and services.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies on the allowance for loan losses, security valuations, goodwill and other intangible assets, and income taxes to be critical as management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

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

For impaired credits, if the fair value of the loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $6.7 million, respectively, at December 31, 2009.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $2.8 million, respectively, at December 31, 2009.

The credit rating assigned to each non-classified credit is a significant variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by $7.7 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2009. Additionally, if the historical loss factors used to calculate the reserve for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by $6.0 million, respectively, at December 31, 2009.

A key variable in determining the allowance is management’s judgment in determining the size of the reserves based on general economic conditions and other qualitative risk factors. At December 31, 2009, these reserves were 6.1 percent of the total allowance. If the reserves were ten percent higher or lower, the allowance would have increased or decreased by $633 thousand, respectively, at December 31, 2009.

Security Valuations and Impairments. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and illiquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations. See Note 3 for more details on our security valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. As a result of our adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on January 1, 2009, debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. Prior to the adoption of the new authoritative guidance and unchanged for equity securities, if the decline in value of an investment was deemed to be other-than-temporary, the investment was written down to fair value and a non-cash impairment charge was recognized in the period of such evaluation. We recognized other-than-temporary impairment charges on securities of $6.4 million, $84.8 million, and $17.9 million in 2009, 2008, and 2007, respectively, within the net impairment losses on securities recognized in earnings category of total non-interest income on the consolidated statements of income. For 2009, the other-than-temporary impairment charges relate mainly to estimated credit losses on private label mortgage-backed securities while the other-than-temporary impairment charges recognized in 2008 and 2007 primarily relate to perpetual preferred securities issued by Fannie Mae and Freddie Mac. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for additional analysis of our other-than-temporary charges.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combination.” Goodwill totaling $296.4 million at December 31, 2009 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

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

Other intangible assets totaling $24.3 million at December 31, 2009 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions.

Other key judgments in accounting for intangibles include useful life and classification between goodwill and other intangible assets which require amortization. See Note 9 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2009, the impact of a five percent impairment charge would result in a reduction in pre-tax income of approximately $16.0 million. During the fourth quarter of 2007, Valley recognized a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary (See discussion at Note 9). No impairment was recognized on goodwill or other intangible assets during the years ended December 31, 2009 and 2008.

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

New Authoritative Accounting Guidance. On July 1, 2009, the ASC became the FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative. The issuance of the ASC affects the way companies refer to U.S. GAAP in financial statements and other disclosures. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

Executive Summary

Net income for the year ended December 31, 2009 was $116.1 million compared to $93.6 million for the year ended December 31, 2008. The increase was largely due to (i) a $28.5 million increase in net interest income resulting from higher average interest earning assets and a decline in our cost of funds, (ii) a $78.5 million decrease in net impairment losses on securities mainly due to other-than-temporary impairment charges in 2008 relating to Fannie Mae and Freddie Mac perpetual preferred securities resulting from the government’s decision to place these issuers into conservatorship, and (iii) a $7.7 million increase in net gains on sales of loans, partially offset by (iv) a $19.7 million increase in the provision for credit losses due to higher net charge-offs and non-performing loans caused by deterioration in economic conditions, (v) a $18.1 million increase in the FDIC insurance assessment due to a $6.5 million one-time special assessment in the second quarter of 2009, depletion of our prior period credit, higher normal assessment rates in 2009 and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program in the fourth quarter of 2008, (vi) a $13.6 million increase in net trading losses mainly due to non-cash mark to market losses on our junior subordinated debentures carried at fair value during 2009, and (vii) higher federal and state income tax expense. Diluted earnings per common share was $0.67 for the year ended December 31, 2009, unchanged as compared to the same period of 2008. However, accrued preferred stock dividends and accretion of the discount on our senior preferred stock reduced net income available to common stockholders and diluted earnings per common share by $19.5 million ($0.14 per common share) and $2.1 million ($0.02 per common share) for the years ended December 31, 2009 and 2008, respectively. All common share data is adjusted to reflect a five percent common stock dividend issued on May 22, 2009.

Our commercial real estate loans grew by $176.3 million, or 5.3 percent during 2009 mainly due to our ability to find new quality lending opportunities made available by the tight credit markets, as well as some increased demand from existing customers in the fourth quarter of 2009. The majority of the other loan categories experienced year over year declines contributing to a $773.6 million, or 7.6 percent decrease in our total loan portfolio during the year ended December 31, 2009. The majority of the decrease was due to declines in our automobile and residential mortgage loan portfolios caused by several factors, including our high credit standards and lower consumer demand resulting from the economic recession. Additionally, we elected to sell or hold for sale approximately $380 million in residential mortgage loan originations with low fixed interest rates during 2009. We may experience further declines in the loan portfolio during 2010 due to a slow economic recovery cycle or we maintain certain asset/liability management strategies, including the sale of new residential mortgage loan originations. See more details in the “Loan Portfolio” section below.

Mindful of the poor operating environment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s performance remained at an acceptable level as of December 31, 2009. Total loans past due in excess of 30 days increased 0.55 percent to 1.61 percent of our total loan portfolio of $9.4 billion as of December 31, 2009 compared to 1.06 percent of total loans at December 31, 2008. Our non-accrual loans increased $58.9 million to $92.0 million, or 0.98 percent of total loans at December 31, 2009 as compared to $33.1 million, or 0.33 percent of total loans at December 31, 2008. The increased amount of non-accrual loans was mainly due to the economic recession. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration caused by a prolonged economic downturn, management cannot provide assurance that our loan portfolio will not continue to decline from the levels reported as of December 31, 2009. See “Non-performing Assets” section below for further analysis of our credit quality.

Lack of loan growth and the low level of interest rates has proved challenging, from an asset and liability management perspective, for Valley and many other financial institutions during 2009. However, net interest income, the primary driver of our earnings, grew to $449.3 million, a 6.8 percent increase from the prior year. Much of the increase came from the solid foundation set by organic loan growth in 2008, a full year of interest earnings on loans acquired in the Greater Community Bancorp (“Greater Community”) merger during in the third quarter of 2008, and a 78 basis point decline in our costs of interest bearing deposits caused, in part, by the Federal Reserve’s efforts to maintain the low level of interest rates in 2009. Our net interest margin and net interest income continued to increase during each of the first three quarters of 2009 primarily due to repricing of time deposits at lower rates. However, our net interest margin began to show signs of interest rate pressures during the fourth quarter of 2009 as it declined 14 basis points to 3.47 percent (on a fully tax equivalent basis) from the third quarter of 2009, and net interest income declined $3.4 million (on a fully tax equivalent basis) during the same period. The declines were mainly due to our continued short-term positioning of the balance sheet to benefit from a potential future rise in interest rates, while attempting to mitigate the levels of credit and capital losses that could result from such an increase in interest rates. See more details in the “Net Interest Income” section below.

Our non-interest income was positively impacted by a $78.5 million decrease in net impairment losses on securities, which totaled only $6.4 million for the year ended December 31, 2009 as compared to $84.8 million for the same period of 2008. The decrease was mainly due to other-than-temporary impairment charges of $69.8 million on Fannie Mae and Freddie Mac perpetual preferred stocks whose market values drastically declined subsequent to the U.S. Government’s decision to place these companies into conservatorship and suspend their preferred stock dividends in the third quarter of 2008. Although our impairment charges declined substantially in 2009, our investment portfolio still contains a large amount of private label mortgage-backed securities, trust preferred securities, and other bank issued investment securities with a higher than normal risk of future impairment charges due to the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for further analysis of our investment portfolio.

Our non-interest expense was negatively impacted by a $18.1 million increase in the FDIC insurance assessment during 2009. Bank failures, totaling 140 institutions in 2009, led to the depletion of the FDIC’s insurance fund and resulted in a large increase in our FDIC insurance assessment expense for 2009. Additionally, the FDIC required us to prepay our quarterly assessments for the fourth quarter of 2009 through 2012 during December 2009. The current economic downturn has continued to adversely influence the operating results of many financial institutions, and the FDIC has continued to report numerous additional bank failures during 2010. Notwithstanding the prepayment in 2009, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments, which could adversely affect our non-interest expense in 2010 and beyond.

During 2009, we continually assessed the expected impact of the recession on our operations and our ability to maintain a well-capitalized position. Based on these assessments, we incrementally repurchased all 300,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock from the U.S. Department of the Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption) during 2009. The repurchase eliminated the requirement to pay costly preferred dividends in the future to the U.S. Treasury and should have a positive impact on our net income available to common stockholders in future periods.

While not a condition to the repurchase of our senior preferred shares, we raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock completed in the third quarter of 2009, and net proceeds of $63.7 million through an additional registered direct offering, consisting of the sale of 5 million shares of newly issued common stock to several institutional investors in the fourth quarter of 2009. Weighing the costs, both from an earnings and public relations prospective, and restrictions that the U.S. Treasury’s TARP Capital Purchase Program had placed on our business operations, we view the equity raise as a more cost effective way to protect our stockholders’ interests in the current economic downturn.

As previously noted in Item 1A, “Risk Factors” above, the global and U.S. economic downturn has resulted in uncertainty in the financial markets in general with the possibility of a slow recovery or a fall back into recession. We believe our balance sheet is well positioned to take advantage of a rise in interest rates, although an increase in interest rates may negatively impact loan demand in the housing markets and slow the speed of the U.S. economic recovery. Additionally, the financial markets are in the midst of unprecedented change due to the economic crisis, which we expect to result in regulatory and market reform that will have an impact on the way we do business in the future. However, we believe our current capital position and conservative balance sheet will afford us the chance to move quickly on market expansion opportunities as they may arise, through possible acquisitions of failed banks or other institutions within New Jersey and the New York City Metropolitan area, at a time when many of our competitors are focused on correcting problems created from their past lending practices.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income for Valley. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from interest earning assets. The net interest margin was 3.49 percent for the year ended December 31, 2009, an increase of 5 basis points compared to the same period of 2008. For 2009, our continuous efforts to control our funding costs coupled with a low interest rate environment allowed us to decrease the interest rates paid on savings, NOW, and money market accounts, while maturing high cost certificates of deposit also repriced at lower interest rates. Additionally, $300 million in higher cost short-term FHLB advances (that were part of our short-term liquidity strategies deployed in the fourth quarter of 2008 due to the illiquid credit markets) matured in the first half of 2009 and partly contributed to a $6.1 million decline in our interest expense on short-term borrowings as compared to 2008. Higher average earning asset balances driven by mainly prior year loan growth, including loans acquired from Greater Community in the third quarter of 2008, and investment purchases in 2009, also contributed to our net interest margin expansion, despite the negative impact of a 43 basis point decline in the yield on average earning assets. Both the declines in cost and yield resulted mainly from the Federal Reserve’s efforts to maintain a low level of interest rates in 2009 which began with their cut of the target federal funds rate to a historical low rate range of between zero to 0.25 percent during the fourth quarter of 2008. However, our fourth quarter net interest income and net interest margin declined significantly from the third quarter of 2009 as we actively worked to shorten the duration of interest earning assets and attempted to reduce the credit risk of our balance sheet by (i) reinvesting normal principal paydowns on higher yield investments in shorter term and lower yielding securities, including U.S. Treasury securities and residential mortgage-backed securities issued by Ginnie Mae and (ii) continued to sell most refinanced and new residential mortgage loan originations with low fixed interest rates in the secondary market. Management expects the short-term positioning of our balance sheet to enhance our ability to benefit from the economic recovery and a potential increase in future interest rates. However, management cannot guarantee that its asset/liability management strategies will prevent future declines in the net interest margin or net interest income, even if an economy recovery or a rise in interest rates were to occur.

Net interest income on a tax equivalent basis increased $28.2 million to $454.5 million for 2009 compared with $426.3 million for 2008. During 2009, a 50 basis point decline in interest rates paid on average interest bearing liabilities and higher average interest earning assets positively impacted our net interest income, but were partially offset by a 32 basis point decline in the yield on average loans, a 46 basis point decline in the yield on average investments, and higher average interest bearing liabilities as compared to 2008. Market interest rates on interest bearing deposits were lower in 2009 as the average target federal funds rate decreased approximately 208 basis points as compared to 2008. Most of the decline in short-term interest rates came in the fourth quarter of 2008 due to the Federal Reserve actions previously noted, and had a positive impact on our cost of funds and net interest margin in 2009 as our higher cost time deposits matured or, if renewed, repriced at lower interest rates.

Our earning asset portfolio is comprised of both fixed rate and adjustable rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. Valley’s prime rate and the New York prime rate remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008, however, the average of each rate for the year ended December 31, 2009 declined 76 basis points and 183 basis points, respectively, as compared to the same period of 2008 negatively impacting our interest income on loans and net interest margin. On average, the 10 year treasury rate decreased from 3.64 percent in 2008 to 3.24 percent in 2009 also negatively impacting our yield on average loans as new and renewed fixed rate loans were originated at lower interest rates in 2009. Our New York prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets if the prime rate begins to move upward in 2010, while an increase in treasury rates should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the New York prime rate. We also expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period.

Average loans totaling $9.7 billion for the year ended December 31, 2009 increased $318.9 million as compared to the same period for 2008 mainly due to higher loan balances in the 2009 period related to solid organic loan growth in the second half of 2008 and loans acquired in the Greater Community merger on July 1, 2008. Average investment securities increased $158.4 million, or 5.6 percent in 2009 as compared to the year ended December 31, 2008. Despite the higher average loan balances during 2009, interest income on a tax equivalent basis for loans decreased $11.7 million for the year ended December 31, 2009 compared with the same period in 2008 due to a 32 basis point decrease in the yield on average loans. Interest income on a tax equivalent basis for investment securities also decreased $4.8 million due to a 46 basis point decline in yield caused by normal principal paydowns of higher yield securities which were mainly reinvested in shorter term and lower yield securities as we reduced our repricing risk and positioned the balance sheet to be more asset sensitive in the current low interest rate environment. The decline in yield on investment securities was partially mitigated by the increase in average investment securities during 2009 as we reallocated some of our excess liquidity from loan principal paydowns and growth in deposits to investment securities. A 93 basis point decline in the yield on average federal funds sold and other interest bearing deposits, partially offset by a $170.0 million increase in average balances within the category, resulted in a decrease of $1.2 million in interest income on such investments in 2009 compared to the same twelve month period in 2008.

Average interest bearing liabilities increased $230 million to $10.6 billion for the year ended December 31, 2009 from the same period in 2008 mainly due to additional deposits generated from 17 de novo branches opened over the last 24 month period and our other existing branches (assisted by the nominal level of long-term interest rates on other investment alternatives available to customers during 2009) and deposits assumed from Greater Community in the latter half of 2008, partially offset by the maturity of $300 million in short-term FHLB advances during the first and second quarters of 2009. The cost of savings, NOW, and money market accounts, time deposits, and short-term borrowings decreased 65, 88, and 34 basis points, respectively, during 2009 due to a sharp decline in short-term interest rates since the fourth quarter of 2008, while the cost of long-term borrowing increased by 7 basis points during the 2009 period. Average savings, NOW, and money market deposits increased $300.1 million as compared to 2008 due to several factors, including new deposits from de novo branches, deposits assumed in the 2008 acquisition, some migration of customer repo balances caused by our decision to reduce collateral positions to support the repo product during the first quarter of 2009, as well as potential general increases from a higher U.S. household savings rate in 2009 caused by the economic downturn. Average time deposits increased $154.7 million mainly due to deposit initiatives during the fourth quarter of 2008 and the first quarter of 2009, as well as time deposits assumed in the Greater Community merger during 2008. Although average time deposits increased from 2008 due to the aforementioned factors, the actual time deposits balance at December 31, 2009 declined almost 15 percent as compared to December 31, 2008 as we have not actively pursued the retention of higher cost interest bearing deposits since the first quarter of 2009 due to lower loan volumes and the level of interest rates available to us on other investment alternatives for such funds. We anticipate that maturing time deposits will continue to have some benefit to our interest margin in the first quarter of 2010. Average long-term borrowings (including junior subordinated debentures issued to capital trusts) increased $60.0 million from 2008 due to new long-term positions in FHLB advances mainly entered into during the second quarter of 2008 that remained outstanding during 2009, as well as approximately $25 million in junior subordinated debentures assumed from Greater Community in 2008. Average short-term borrowings decreased $284.7 million mainly due to the maturity of $300 million in short-term FHLB advances in the first half of 2009 and lower customer repo balances during 2009 as the low level of interest rates reduced customers’ incentive to overnight sweep their demand deposit balance and we reduced our support of the product.

The net interest margin on a tax equivalent basis was 3.49 percent for the year ended December 31, 2009 compared with 3.44 percent for the year ended December 31, 2008. The change was mainly attributable to a decrease in interest rates paid on all interest bearing liabilities and higher average loan balances, partially offset by a lower yield on average loans and higher average interest bearing liabilities. Average interest rates earned on interest earning assets decreased 43 basis points while average interest rates paid on interest bearing liabilities decreased 50 basis points causing a 5 basis point increase in the net interest margin for Valley as compared to the year ended December 31, 2008.

During the fourth quarter of 2009, net interest income on a tax equivalent basis decreased $3.4 million and the net interest margin declined 14 basis points when compared with the third quarter of 2009. The linked quarter decreases were partly due to a $3.4 million decline in interest income on investments, on a tax equivalent basis. The decline in interest on investments was primarily caused by normal principal paydowns of higher yield securities over the last six months of 2009 replaced by purchases of shorter term and lower yielding securities, including U.S. Treasury securities and residential mortgage-backed securities issued by Ginnie Mae. Interest income on loans, on a tax equivalent basis, also declined $3.0 million for the fourth quarter of 2009 due to a

$117.1 million decline in average loans and a 5 basis point decrease in the yield on average loans. The declines were due, in part, to mortgage refinancing activity at lower rates and management’s decision to sell most of its refinanced and new mortgage loan originations in the secondary market. The yield on average loans was also negatively impacted by the reversal of interest income on $18.0 million in loans classified as non-accrual during the fourth quarter of 2009. The negative impact of these items on our net interest income was partially offset by a $2.8 million decrease in interest expense mainly caused by maturing high cost time deposits during the fourth quarter of 2009. The low level of interest rates combined with the continued short-term positioning of interest earning assets is expected to put pressure on our net interest margin results during 2010. To mitigate these factors, management may deploy several asset/liability management strategies, including a reduction in the sales of mortgage loan originations, a tiered duration investment strategy to enhance the yield of our investment portfolio, or an increase the competitive pricing of certain targeted loan products without compromising our high underwriting standards. A continued decline in the average rate of our time deposits due to the maturity of higher rate certificates of deposit is also expected to have a positive impact on our net interest margin.

The following table reflects the components of net interest income for each of the three years ended December 31, 2009, 2008 and 2007:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,705,909	$561,265	5.78%	$9,386,987	$572,944	6.10%	$8,261,111	$560,180	6.78%
Taxable investments (3)	2,700,744	140,305	5.20	2,561,299	144,497	5.64	2,576,336	142,971	5.55
Tax-exempt investments (1)(3)	272,520	14,896	5.47	253,560	15,522	6.12	269,631	17,335	6.43
Federal funds sold and other interest bearing deposits	352,473	945	0.27	182,779	2,190	1.20	205,175	10,702	5.22

Total interest earning assets	13,031,646	717,411	5.51	12,384,625	735,153	5.94	11,312,253	731,188	6.46

Allowance for loan losses	(99,716)			(80,436)			(73,546)
Cash and due from banks	249,877			228,216			209,939
Other assets	1,113,420			988,040			868,575
Unrealized losses on securities available for sale, net	(17,270)			(31,982)			(12,407)

Total assets	$14,277,957			$13,488,463			$12,304,814

Liabilities and Shareholders’ Equity Interest bearing liabilities:
Savings, NOW and money market deposits	$3,836,709	$24,894	0.65%	$3,536,655	$45,961	1.30%	$3,474,558	$75,695	2.18%
Time deposits	3,325,800	93,403	2.81	3,171,057	117,152	3.69	2,954,930	134,674	4.56

Total interest bearing deposits	7,162,509	118,297	1.65	6,707,712	163,113	2.43	6,429,488	210,369	3.27
Short-term borrowings	270,776	4,026	1.49	555,524	10,163	1.83	430,580	17,645	4.10
Long-term borrowings (4)	3,152,515	140,547	4.46	3,092,524	135,619	4.39	2,493,228	115,308	4.62

Total interest bearing liabilities	10,585,800	262,870	2.48	10,355,760	308,895	2.98	9,353,296	343,322	3.67

Non-interest bearing deposits	2,251,784			1,981,744			1,923,785
Other liabilities	97,583			79,601			95,096
Shareholders' equity	1,342,790			1,071,358			932,637

Total liabilities and shareholders’ equity	$14,277,957			$13,488,463			$12,304,814

Net interest income/interest rate spread (5)		454,541	3.03%		426,258	2.96%		387,866	2.79%

Tax equivalent adjustment		(5,227)			(5,459)			(6,181)

Net interest income, as reported		$449,314			$420,799			$381,685

Net interest margin (6)			3.45%			3.40%			3.37%
Tax equivalent effect			0.04			0.04			0.06

Net interest margin on a fully tax equivalent basis (6)			3.49%			3.44%			3.43%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$19,064	$(30,743)	$(11,679)	$71,944	$(59,180)	$12,764
Taxable investments	7,613	(11,805)	(4,192)	(838)	2,364	1,526
Tax-exempt investments*	1,110	(1,736)	(626)	(1,006)	(807)	(1,813)
Federal funds sold and other interest bearing deposits	1,174	(2,419)	(1,245)	(1,056)	(7,456)	(8,512)

Total increase (decrease) in interest income	28,961	(46,703)	(17,742)	69,044	(65,079)	3,965

Interest expense:
Savings, NOW and money market deposits	3,616	(24,683)	(21,067)	1,330	(31,064)	(29,734)
Time deposits	5,485	(29,234)	(23,749)	9,330	(26,852)	(17,522)
Short-term borrowings	(4,495)	(1,642)	(6,137)	4,145	(11,627)	(7,482)
Long-term borrowings and junior subordinated debentures	2,654	2,274	4,928	26,536	(6,225)	20,311

Total increase (decrease) in interest expense	7,260	(53,285)	(46,025)	41,341	(75,768)	(34,427)

Increase in net interest income	$21,701	$6,582	$28,283	$27,703	$10,689	$38,392

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2009, 2008 and 2007:

NON-INTEREST INCOME

	Years Ended December 31,
	2009	2008	2007
		(in thousands)
Trust and investment services	$6,906	$7,161	$7,381
Insurance commissions	10,224	10,053	10,711
Service charges on deposit accounts	26,778	28,274	26,803
Gains on securities transactions, net	8,005	5,020	2,139
Net impairment losses on securities recognized in earnings	(6,352)	(84,835)	(17,949)
Trading (losses) gains, net
Trading securities	5,394	(10,883)	4,651
Junior subordinated debentures carried at fair value	(15,828)	15,243	4,107
FHLB advances carried at fair value	—	(1,194)	(1,359)

Total trading (losses) gains, net	(10,434)	3,166	7,399
Fees from loan servicing	4,839	5,236	5,494
Gains on sales of loans, net	8,937	1,274	4,785
Gains on sales of assets, net	605	518	16,051
Bank owned life insurance (“BOLI”)	5,700	10,167	11,545
Other	17,043	17,222	14,669

Total non-interest income	$72,251	$3,256	$89,028

Non-interest income represented 9.2 percent and 0.4 percent of total interest income plus non-interest income for 2009 and 2008, respectively. For the year ended December 31, 2009, non-interest income increased $69.0 million, compared with the same period in 2008, mainly due to a decrease in net impairment losses on securities recognized in earnings and an increase in net gains on sales of loans, partially offset by an increase in net trading losses and a decrease in BOLI income.

Service charges on deposit accounts decreased $1.5 million, or 5.3 percent to $26.8 million for the year ended December 31, 2009 as compared to the same period of 2008 mainly due to a decrease in overdraft fees and non-sufficient funds charges. The decline in these fees resulted from better account management by customers, reflective of both a higher savings rate amongst customers due, in part, to the economic recession, as well as a lack of safe higher yield investment alternatives during 2009. However, fees on checking accounts increased approximately $1.0 million as compared to 2008 due to our de novo branch expansion activity and deposit accounts assumed in the Greater Community merger during the second half of 2008.

Net gains on securities transactions increased $3.0 million to $8.0 million for the year ended December 31, 2009 compared to $5.0 million in the same period in 2008. The majority of the net gains in 2009 were recognized during the fourth quarter as we sold certain corporate debt and residential mortgage-backed securities classified as available for sale to reduce both the overall credit and repricing risk exposures of our investment portfolio. During 2008, gains of $10.4 million were primarily due to the sales of certain residential mortgage-backed securities issued by Freddie Mac and Fannie Mae, and gains recognized on securities called before their maturity date. These gains were partially offset by $5.4 million in realized losses on the sale of certain impaired Fannie Mae and Freddie Mac preferred securities. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for further analysis of our investment portfolio.

Net impairment losses on securities decreased $78.5 million to $6.4 million for the year ended December 31, 2009 compared to $84.8 million for the same period in 2008. The 2009 period includes estimated credit losses on four private label mortgage-backed securities, one pooled trust preferred security, and one equity security issued by a financial institution. The other-than-temporary impairment charges incurred during 2008 were mainly due to a decline in the value of Freddie Mac and Fannie Mae perpetual preferred securities, one private label mortgage-backed security, and two pooled trust preferred securities. During the fourth quarter of 2007, we recognized impairment charges of $17.9 million on the same Fannie Mae and Freddie Mac perpetual preferred securities impaired during 2008.

Net trading losses increased $13.6 million to a net loss of $10.4 million for the year ended December 31, 2009 compared to a net gain of $3.2 million for the same period in 2008. The increase was mainly due to a $15.8 million non-cash loss related to the change in the fair value our junior subordinated debentures carried at fair value during the 2009 period compared to $15.2 million gain recorded on the same debentures in the comparable 2008 period. The negative impact of the change in the fair value of the junior subordinated debentures from 2008 was partially offset by a $16.3 million increase in mark to market gains on our trading securities and realized gains on sales of trading securities which had a combined total net gain of $5.4 million for 2009 as compared to a net loss of $10.9 million for 2008. The 2008 period also includes a $1.2 million loss realized on one fixed FHLB advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008. No FHLB advances were held at fair value at December 31, 2009.

Net gains on sales of loans increased $7.7 million to $8.9 million for the year ended December 31, 2009 compared to $1.3 million for the prior year. This increase was mainly due to the gains realized on conforming residential mortgage loans originated for sale totaling approximately $380 million during 2009, as we sold most conforming refinanced and new residential mortgage loans in the secondary market due to the historical low level of current interest rates. Under U.S. GAAP, we elect to carry all of our loans held for sale at fair value.

For the year ended December 31, 2009, net gains on sales of assets mainly consisted of amortization of a deferred gain on the sale of a Manhattan office building in the first quarter of 2007. Valley sold a nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 pursuant to the sale-leaseback accounting rules. The remaining deferred gain of $15.9 million is being amortized into earnings over the 20 year term of the lease, of which $604 thousand, $650 thousand, and $594 thousand was amortized to net gains on sales of assets during 2009, 2008, and 2007, respectively.

BOLI income decreased $4.5 million, or 43.9 percent for the year ended December 31, 2009 compared with the same period of 2008 primarily due to severe downturn in the financial markets during 2009 and its negative impact on the performance of the underlying investment securities of the BOLI asset. BOLI income is exempt from federal and state income taxes. The BOLI asset is invested primarily in U.S Treasury securities and residential mortgage-backed securities issued by U.S. government sponsored agencies, and the majority of the underlying portfolio is managed by one independent investment firm.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2009, 2008 and 2007:

NON-INTEREST EXPENSE

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Salary expense	$128,282	$126,210	$116,389
Employee benefit expense	35,464	31,666	29,261
Net occupancy and equipment expense	58,974	54,042	49,570
FDIC insurance assessment	20,128	1,985	1,003
Amortization of other intangible assets	6,887	7,224	7,491
Goodwill impairment	—	—	2,310
Professional and legal fees	7,907	8,241	5,110
Advertising	3,372	2,697	2,917
Other	45,014	53,183	39,861

Total non-interest expense	$306,028	$285,248	$253,912

Non-interest expense increased $20.8 million to $306.0 million for the year ended December 31, 2009 from $285.2 million for the same period in 2008. The increase in the 2009 period was mainly due to an $18.1 million increase in the FDIC insurance assessment. Additionally, increases in salary expense, employee benefit expense, and net occupancy and equipment expense from 2008 were partially offset by a decrease in other expense during 2009. The largest component of non-interest expense is salary and employee benefit expense which totaled $163.7 million in 2009 compared with $157.9 million in 2008. The increases in most categories from 2007 and 2008 relate mainly to de novo branch expansion and the acquisition of Greater Community on July 1, 2008. See the “Results of Operation-2008 Compared to 2007” section below for more details.

Over the last several years, we have maintained a branch expansion plan which focuses on expanding our presence in the New Jersey counties and towns neighboring our current office locations, as well as in New York City boroughs of Manhattan, Brooklyn and Queens. We opened 7 and 10 de novo branches during 2009 and 2008, respectively. Generally, new branches add future franchise value; however, the additional operating costs and capital requirements normally have a negative impact on non-interest expense and net income for several years until the branch operations become individually profitable. Additionally, we experienced increases in most categories of non-interest expense due to our acquisition of Greater Community on July 1, 2008.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2009 was 58.67 percent compared to 67.27 percent for the same period of 2008. The decrease in the efficiency ratio is primarily due to higher non-interest income in 2009 compared to 2008 mainly attributable to a $78.4 million decrease in other-than-temporary impairment charges on investment securities as compared to 2008, partially offset by an increase in the FDIC insurance assessment during the 2009 period. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, even exclusive of the other-than-temporary impairment losses on securities, our current and past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Salary and employee benefit expense increased a combined $5.9 million, or 3.7 percent for the year ended December 31, 2009 compared with the same period in 2008. The increase from 2008 was mainly due to additional operating expenses related to the acquired branches and de novo branches opened during 2008 and 2009, including increases in payroll taxes, health care insurance, and pension costs, partially offset by a decrease in stock-based incentive compensation and lower annual bonus incentive accruals.

Net occupancy and equipment expense increased $4.9 million, or 9.1 percent during 2009 in comparison to 2008. This increase was also largely due to our de novo branching efforts and 16 full-service branch offices acquired from Greater Community, which caused us to incur, among other things, additional rents, real estate taxes, depreciation, cleaning and maintenance, and utilities charges in connection with investments in technology and facilities. Rent, real estate taxes, depreciation, cleaning and maintenance, and utilities expenses increased by approximately $2.7 million, $857 thousand, $671 thousand, $618 thousand, and $401 thousand, respectively, during 2009 compared with the prior year.

The FDIC insurance assessment increased $18.1 million to $20.1 million for the year ended December 31, 2009 compared to $2.0 million for the same period in 2008 mainly due to the depletion of our prior period FDIC acquisition credits during the first quarter of 2009, higher normal assessment rates and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program starting in the latter half of the fourth quarter of 2008. Additionally, the 2009 period includes a $6.5 million special assessment which was imposed on all depository institutions (equal to 5 basis points of total assets minus tier 1 capital as on June 30, 2009) due to depletion of the Federal Deposit Insurance Fund.

Other non-interest expense decreased $8.2 million, or 15.4 percent for the year ended December 31, 2009 compared with the same period in 2008 mostly due to (i) a $4.6 million loss recorded on the discovery of a check fraud scheme perpetrated by a long-time commercial customer of Valley National Bank in the fourth quarter of 2008, (ii) a $3.1 million expense which was accelerated from future periods during the fourth quarter of 2008 due to a hedging relationship terminated in November 2008 for two interest rate cap hedging relationships based on the effective federal funds rate, and (iii) a $1.2 million prepayment penalty on $25.0 million in Federal Home Loan Bank advances redeemed in the third quarter of 2008. Partially offsetting the decreases above, other real estate owned expense increased $1.0 million during 2009 due to a $1.4 million writedown of the carrying value of a repossessed aircraft at December 31, 2009. Significant components of other non-interest expense include data processing, telephone, service fees, debit card fees, postage, stationery, insurance, and title search fees.

Income Taxes

Income tax expense was $51.5 million for the year ended December 31, 2009, reflecting an effective tax rate of 30.7 percent, compared with $16.9 million for the same period of 2008, reflecting an effective tax rate of 15.3 percent. The increase was due to several factors, including the lower level of 2008 pre-tax income and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008. Additionally, the effective tax rate in 2009 was negatively impacted by lower tax advantaged income and higher state and local tax expense.

Management expects that our adherence to the income tax guidelines under U.S. GAAP will continue to result in increased volatility in our future quarterly and annual effective income tax rates because U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For 2010, we anticipate that our effective tax rate will approximate 31 percent.

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

Average assets for 2009 decreased year over year by $437.8 million to $3.8 billion, as U.S. auto sales remain at low levels and the bank continues to sell a large portion of newly booked residential mortgages into the secondary market. Income before income taxes decreased $7.0 million to $65.0 million for the year ended December 31, 2009 as compared with the same period in 2008. The return on average interest earning assets before income taxes remained relatively flat at 1.72 percent compared with 1.71 percent for the comparable 2008 period. The lack of change was a result of proportional decreases in average assets and income before taxes. The net interest spread increased by 18 basis points to 3.77 percent as a result of a sharper decline in the bank’s cost of funds when compared to the yield on consumer lending average earning assets. Net interest income decreased $8.6 million to $142.5 million when compared to $151.1 million for the same period last year. Non-interest income increased year over year by $9 million, and increased as a percentage of average assets by 35 basis points, mainly due to the increased gains on the sale of residential mortgage loans sold into the secondary market. The provision for loan losses increased in 2009 by approximately $6 million to $21 million when compared to 2008 mainly due to higher charge-offs and delinquencies for both residential mortgage and automobile loans.

Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the year ended December 31, 2009, income before income taxes decreased $3.8 million to $81.5 million compared with the year ended December 31, 2008, primarily due to an increase in the provision for credit losses of $18.8 million which mitigated an increase in the segment’s net interest spread of 12 basis points. The higher provision for credit losses is mainly attributable to the deterioration of economic conditions which began in the latter half of 2008. Commercial and industrial loan charge-offs increased $10.2 million from 2008 reflecting a higher level of partial loan charge-offs related to collateral dependent impaired loans and one fraud loan charge-off totaling $3.8 million. Construction loan charge-offs increased $1.2 million and commercial real estate loan charge-offs increased $2.6 million. In addition, the provision for credit losses includes an increase in the specific allocation for impaired loans. The return on average interest earning assets before income taxes was 1.37 percent compared with 1.65 percent for the prior year period. The increase in net interest income was primarily due to an increase in average interest earning assets by $756.8 thousand to $5.9 billion while the yield on average loans fell by 35 basis points to 5.74 percent as loans continued to reprice at the lower level of current interest rates. The decrease in the interest yield was offset by a greater decrease in the costs associated with our funding sources which lead to a gain in the margin of 12 basis points.

Investment management. The investment management segment is mainly comprised of fixed rate investments, trading securities, and depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York). The fixed rate investments are one of

Valley’s least sensitive assets to changes in market interest rates. However, as we continue to shift the composition of the investment portfolio to shorter-duration securities, the sensitivity to market interest rates will increase. Net gains and losses due to the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

For the year ended December 31, 2009, income before income taxes decreased $13.8 million to $55.4 million compared with the year ended December 31, 2008, primarily due to a 77 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current interest environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously reducing the regulatory capital required for the portfolio. As a result of the new directive, coupled with the current interest rate environment, investments purchased in 2009 were typically lower yielding than investments held or purchased in 2008. The return on average interest earning assets before income taxes decreased to 1.67 percent compared with 2.31 percent for the prior year period. Average investments increased $328.1 million to $3.3 billion in 2009, mainly a result of increased liquidity.

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

The loss before income taxes for the corporate segment was $34.4 million for the year ended December 31, 2009 compared with a $116.0 million loss for the year ended December 31, 2008. Net impairment losses on securities decreased $78.5 million to $6.4 million for the year ended December 31, 2009 compared to $84.8 million for the same period in 2008, which accounted for the majority of the decline in loss before income taxes. Partially mitigating the change in impairment losses on securities was an increase in FDIC insurance assessment of $18.1 million from 2008. The FDIC insurance assessment includes a $6.5 million special assessment which was imposed on all depository institutions (equal to 5 basis points of total assets minus tier 1 capital as on June 30, 2009) due to depletion of the Federal Deposit Insurance Fund. In addition, the assessment includes the expense associated with the Bank’s participation in the FDIC’s Transaction Guarantee Program and an increase in the normal assessment rate as compared to 2008.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, prepayment assumptions, and pricing sensitivity of certain assets and liabilities as of December 31, 2009. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2009. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2009. Although the size of Valley’s balance sheet is forecasted to remain constant as of December 31, 2009 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the fourth quarter of 2009. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2009.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon
	At December 31, 2009
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)
+3.00%	$11,617	2.46%
+2.00	12,323	2.61
+1.00	1,354	0.29
(1.00)	(19,776)	(4.19)

Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and rates to optimize the net interest income, while prudently structuring the balance sheet to manage changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can increase the cost of deposits and negatively impact the level of interest rates attainable on loans, which may result in downward pressure on our net interest margin in future periods.

Convexity is a measure of how the duration of a financial instrument changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact to our net interest income in varying interest rate environments. As a result, the increase or decrease in forecasted net interest income may not have a linear relationship to the results reflected in the table above. Management cannot provide any assurance about the actual effect of changes in interest rates on our net interest income.

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, we believe that a 100 basis point decrease in interest rates as of December 31, 2009 is unlikely given current interest rate levels. A 100 basis point immediate increase in interest is projected to increase net interest income over the next twelve months by only 0.29 percent. The lack of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management) which currently exceeds the New York prime rate by 125 basis points. Additional information regarding our use of these prime rates is located under the “Net Interest Income” section above. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although, we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we’ve positioned a large portion of our investment portfolio in short-term securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. Specifically, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period. Additionally, we have cash flow interest rate caps with a $200 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings. All of these actions have expanded the expected net interest income benefits in rising interest rate environments.

Our interest rate caps designated as cash flow hedging relationships, which are the majority of the derivative financial instruments entered into by Valley, are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. Due to the current low level of interest rates and the strike rate of these instruments, they are expected to have little impact over the next twelve month period on our net interest income under the scenarios outlined above. As of December 31, 2009, the effect of a 300 basis point increase in interest rates on our derivative holdings would result in an annual $880 thousand positive variance in net interest income. The effect of a 100 basis point decrease in interest rates on our derivative holdings would result in an annual $499 thousand negative variance in net interest income. See Note 15—Commitments and Contingencies for further information on our derivative transactions.

The following table sets forth the amounts of interest earning assets and bearing liabilities, outstanding on December 31, 2009 and their associated fair values. The expected cash flows are categorized based on each financial instruments anticipated maturity or interest rate reset date. The amount of assets and liabilities shown, which reprice or mature during a particular period, were determined based on the earlier of the term to repricing or the term to repayment, inclusive of the impact of market level prepayment speeds.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2010	2011	2012	2013	2014	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.25%	$355,659	$—	$—	$—	$—	$—	$355,659	$355,659
Investment securities held to maturity	3.84	550,296	205,120	182,610	99,293	87,124	459,945	1,584,388	1,548,006
Investment securities available for sale	4.69	286,127	325,691	224,544	85,211	78,110	352,798	1,352,481	1,352,481
Trading securities	7.79	—	—	—	—	—	32,950	32,950	32,950
Loans held for sale	4.67	25,492	—	—	—	—	—	25,492	25,492
Loans:
Commercial	5.44	1,272,927	214,935	151,033	76,506	29,402	56,448	1,801,251	1,777,543
Mortgage	5.80	1,803,514	876,159	738,641	696,444	652,623	1,116,333	5,883,714	5,762,203
Consumer	5.51	995,805	331,652	184,482	89,244	33,187	50,736	1,685,106	1,795,737

Total interest sensitive assets	5.20%	$5,289,820	$1,953,557	$1,481,310	$1,046,698	$880,446	$2,069,210	$12,721,041	$12,650,071

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.51%	$1,321,773	$804,825	$804,825	$371,163	$185,581	$556,745	$4,044,912	$4,044,912
Time	2.08	2,219,622	323,001	205,249	80,279	120,739	133,477	3,082,367	3,135,611
Short-term borrowings	0.64	216,147	—	—	—	—	—	216,147	206,296
Long-term borrowings	4.25	212,275	207,269	53,069	1,001	—	2,472,706	2,946,320	3,115,285
Junior subordinated debentures	7.65	—	—	—	—	—	181,150	181,150	180,639

Total interest sensitive liabilities	2.15%	$3,969,817	$1,335,095	$1,063,143	$452,443	$306,320	$3,344,078	$10,470,896	$10,682,743

Interest sensitivity gap		$1,320,003	$618,462	$418,167	$594,255	$574,126	$(1,274,868)	$2,250,145	$1,967,328

Ratio of interest sensitive assets to interest sensitive liabilities		1.33:1	1.46:1	1.39:1	2.31:1	2.87:1	0.62:1	1.21:1	1.18:1

Expected maturities are contractual maturities adjusted for all projected payments of principal. For investment securities, loans, long-term borrowings and junior subordinated debentures, expected maturities are based upon contractual maturity or call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual maturities of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. Repricing data for each instrument reflects the contractual interest rate/reset date. For non-maturity deposit liabilities, in accordance with standard industry practice and our historical experience, “decay factors”

were used to estimate deposit runoff. Our cash flow derivatives are designed to protect us from upward movement in interest rates on certain deposits and short-term borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our derivatives is not included in the table. We use various assumptions to estimate fair values. See Note 3 of the consolidated financial statements for further discussion of fair value measurements.

The total gap re-pricing within one year as of December 31, 2009 was a positive $1.3 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.33:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2009 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2008. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2009. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2009 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At December 31, 2009, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity maturing within one year, investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold. These liquid assets totaled approximately $2.2 billion and $2.1 billion at December 31, 2009 and 2008, respectively, representing 17.4 percent and 16.4 percent of earning assets, and 15.5 percent and 14.2 percent of total assets at December 31, 2009 and 2008, respectively. Of the $2.2 billion of liquid assets at December 31, 2009, approximately $1.1 billion of various investment securities were pledged to counter parties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.6 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our existing loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.0 billion and $7.4 billion for the years ended December 31, 2009 and 2008, representing 61.7 percent and 59.7 percent of average earning assets at December 31, 2009 and 2008, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities. Brokered certificates of deposit totaled $2.9 million at December 31, 2009 and 2008.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While, at December 31, 2009, there were no firm lending commitments in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During the second quarter 2009, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of automobile loans. At December 31, 2009, our borrowing capacity under the Fed’s discount window was approximately $390 million.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2009 (in thousands):

Less than three months	$555,727
Three to six months	219,759
Six to twelve months	313,384
More than twelve months	315,001

$1,403,871

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased by $424.2 million to $216.1 million at December 31, 2009 compared to $640.3 million at December 31, 2008 primarily due to maturity of $300.0 million short-term FHLB advances and a $132.7 million decrease in short-term repos, partly offset by a $4.8 million increase in treasury tax and loan accounts. At December 31, 2009, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$203,585	$418,518	$412,035
Maximum outstanding at any month-end during the period	215,182	437,272	449,595
Balance outstanding at end of period	206,542	335,510	394,512
Weighted average interest rate during the period	0.91%	1.51%	4.08%
Weighted average interest rate at the end of the period	0.67%	0.81%	2.92%

Corporation Liquidity. Valley’s current recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. See Note 16 – Shareholders’ Equity in the accompanying notes to the consolidated financial statements included elsewhere in this report regarding restrictions to such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program, call for early redemption all, or part, of its junior subordinated debentures issued to VNB Capital Trust I, purchase preferred securities issued by VNB Capital Trust I (and extinguish the corresponding junior subordinated debentures), or repurchase its warrant outstanding to the U.S. Treasury (see discussion below). The cash required for these activities may be met by using Valley’s own funds, dividends received from the Bank, as well as new borrowed funds.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the U.S. Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption) during 2009. The repurchase eliminated our future requirement to pay costly preferred dividends which totaled $13.0 million in cash payments during the year ended December 31, 2009. At December 31, 2009, a ten-year warrant to purchase 2.4 million of our common shares (at $18.66 per share) remains outstanding to the U.S. Treasury. We have calculated an internal value for the warrant, and are currently negotiating the redemption with U.S. Treasury. However, if an agreement can not be reached with the U.S. Treasury, the warrant will be sold at public auction. We do not currently have a time frame in which the negotiations will be completed; however, we anticipate Valley will have adequate cash available for the repurchase based upon our internal valuation.

While not a condition to the repurchase of our senior preferred shares, we raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock completed in the third quarter of 2009, and net proceeds of $63.7 million through an additional registered direct offering, consisting of the sale of 5 million shares of newly issued common stock to several institutional investors in the fourth quarter of 2009. Valley may use the net proceeds for a variety of possible uses, including, in part, the repurchase of the warrant held by the U.S. Treasury.

Investment Securities Portfolio

Securities are classified as held to maturity and carried at amortized cost when Valley has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity, and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities classified as trading are held primarily for sale in the short term or as part of our balance sheet management strategies and are carried at fair value, with unrealized gains and losses included immediately in the net trading (losses) gains category of non-interest income. Valley determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost in other assets.

At December 31, 2009, our investment portfolio was comprised of U.S Treasury securities, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 20 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by U.S. government sponsored agencies, including Fannie Mae, Freddie Mac and Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Many of the bank issuers of trust preferred securities within our investment portfolio remain participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

Investment securities at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Held to maturity:
U.S. government agency securities	$—	$24,958	$—
Obligations of states and political subdivisions	313,360	201,858	230,201
Residential mortgage-backed securities	936,385	593,275	52,073
Trust preferred securities	281,836	281,824	241,329
Corporate and other debt securities	52,807	52,822	32,510

Total investment securities held to maturity	$1,584,388	$1,154,737	$556,113

Available for sale:
U.S. Treasury securities	$276,285	$—	$5,133
U.S. government agency securities	—	102,564	326,086
Obligations of states and political subdivisions	33,411	48,191	43,828
Residential mortgage-backed securities	940,505	1,215,386	1,049,596
Trust preferred securities	36,412	29,347	64,467
Corporate and other debt securities	19,042	5,157	20,821

Total debt securities	1,305,655	1,400,645	1,509,931
Equity securities	46,826	34,797	96,479

Total investment securities available for sale	$1,352,481	$1,435,442	$1,606,410

Trading:
U.S. government agency securities	$—	$—	$224,945
Obligations of states and political subdivisions	—	—	2,803
Residential mortgage-backed securities	—	—	28,959
Trust preferred securities	32,950	34,236	66,366
Corporate and other debt securities	—	—	399,504

Total trading securities	$32,950	$34,236	$722,577

Total investment securities	$2,969,819	$2,624,415	$2,885,100

As of December 31, 2009, we had $1.4 billion of securities classified as available for sale, a decrease of $83.0 million from December 31, 2008 due, in part, to our reinvestment of normal principal paydowns into residential mortgage-backed securities primarily issued by Ginnie Mae that were classified as held to maturity during 2009. We increased our holdings of government guaranteed residential mortgage-backed securities classified as held to maturity and U.S. Treasury securities classified as available for sale during 2009 to help reduce credit risk and potential volatility in our balance sheet. As of December 31, 2009, the available for sale securities had a net unrealized loss of $2.8 million, net of deferred taxes, compared to a net unrealized loss of $32.7 million, net of deferred taxes, at December 31, 2008. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis.

Our trading securities portfolio consisted of $33.0 million in trust preferred securities at December 31, 2009. These securities were originally transferred to trading securities on January 1, 2007 upon our election to carry these securities at fair value under new authoritative guidance under U.S. GAAP. The decline in trading securities from 2007 to 2008 was mainly due to the maturity and sale of short-term investment securities and the reallocation of such proceeds to new loan originations during 2008.

The following table presents the maturity distribution schedule with its corresponding weighted-average yields of held to maturity and available for sale securities at December 31, 2009:

	U.S. Treasury Securities		Obligations of States and Political Subdivisions		Residential Mortgage- Backed Securities (5)		Trust Preferred Securities		Corporate and Other Debt Securities		Total (4)
	Amount (1)	Yield (2)	Amount (1)	Yield (2)(3)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity:
0-1 year	$—	—%	$136,514	1.98%	$—	—%	$—	—%	$100	2.33%	$136,614	1.98%
1-5 years	—	—	47,606	5.97	1	7.88	—	—	18,449	5.30	66,056	5.78
5-10 years	—	—	53,614	6.20	23,650	2.06	—	—	25,276	7.87	102,540	5.66
Over 10 years	—	—	75,626	5.94	912,734	2.61	281,836	6.92	8,982	7.39	1,279,178	3.79

Total securities	$—	—%	$313,360	4.26%	$936,385	2.60%	$281,836	6.92%	$52,807	6.88%	$1,584,388	3.84%

Available for sale:
0-1 year	$—	—%	$12,417	7.11%	$328	7.89%	$—	—%	$—	—%	$12,745	7.13%
1-5 years	276,285	1.16	13,009	6.98	5,760	6.59	—	—	6,779	3.80	301,833	1.57
5-10 years	—	—	5,006	6.34	59,169	5.01	—	—	5,967	3.35	70,142	4.96
Over 10 years	—	—	2,979	6.62	875,248	5.60	36,412	3.62	6,296	1.51	920,935	5.49

Total securities	$276,285	1.16%	$33,411	6.90%	$940,505	5.57%	$36,412	3.62%	$19,042	2.90%	$1,305,655	4.57%

(1)	Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.
(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Excludes equity securities which have indefinite maturities.
(5)	Mortgage-backed securities are shown using stated final maturity.

At December 31, 2009, we had $936.4 million and $940.5 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. The majority of these residential mortgage-backed securities held by us are guaranteed by federal agencies. Approximately $9.2 million and $133.7 million of the residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities. The private label mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $10 thousand and $10.0 million, respectively, at December 31, 2009. The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates will reduce cash flows from prepayments and extend anticipated duration of these assets. We monitor the changes in interest rates, cash flows and duration, in accordance with our investment policies. Management seeks out investment securities with an attractive spread over our cost of funds.

Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods. Effective January 1, 2009, management early adopted and now evaluates the held to maturity and available for sale investment securities portfolios quarterly for other-than-temporary impairment in accordance with new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities.” Among other things, this guidance requires declines in the fair value of debt securities, considered to be other-than-temporary, to be reflected in earnings as realized losses to the extent the impairment is related to credit losses, but only if management has no intent to sell the security, and it is not more likely than not management will be required to sell the security before recovery of its amortized cost basis. The amount of the impairment related to non-credit factors is recognized in other comprehensive income.

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the adoption of the new authoritative guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (a) whether we intend to sell the security, and (b) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. Prior to our adoption of the new authoritative guidance under ASC Topic 320 on January 1, 2009, total other-than-temporary impairment losses (i.e., both credit and non-credit losses) on debt securities were recognized through earnings with an offset to reduce the amortized cost basis of the applicable debt securities by their entire impairment amount.

To determine whether a security’s impairment is other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term.

•

Our intent to sell security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have or may be impaired.

The investment grades in the table below reflect multiple third parties independent analysis of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each investment and should not be viewed in isolation as a measure of the quality of our investment portfolio.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2009:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity:
Investment grades*
AAA Rated	$976,641	$18,558	$(441)	$994,758
AA Rated	117,811	2,287	(119)	119,979
A Rated	160,459	3,649	(1,055)	163,053
BBB Rated	115,259	1,318	(16,352)	100,225
Non-investment grade	514	—	(176)	338
Not rated	213,704	327	(44,378)	169,653

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006

Available for sale:
Investment grades*
AAA Rated	$1,081,442	$39,700	$(2,790)	$1,118,352
AA Rated	53,823	389	(3,267)	50,945
A Rated	54,383	528	(9,891)	45,020
BBB Rated	38,345	40	(8,728)	29,657
Non-investment grade	108,256	1,797	(14,902)	95,151
Not rated	13,416	76	(136)	13,356

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $213.7 million in investments not rated by the rating agencies with aggregate unrealized losses of $44.4 million at December 31, 2009. The unrealized losses for this category relate to 11 single-issuer bank trust preferred securities, of which $33.6 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. Beginning in August and October of 2009, the bank issuer has elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an agreement with its bank regulators which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of December 31, 2009. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

Although the majority of these financial institutions were performing at the end of this year, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if it is determined that repayment of contractual interest or principal is unlikely, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 4 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $108.3 million and $95.2 million, respectively, at December 31, 2009. The $14.9 million in unrealized losses for this category relate to nine private label mortgage-backed securities and two pooled trust preferred securities, of which approximately $12.2 million in unrealized losses relate to non-credit losses (recognized in other comprehensive income) on other-than-temporarily impaired securities at December 31, 2009. See the section below and Note 4 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

Other-than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section above for further discussion of this policy. The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Held to maturity:
Trust preferred securities	$—	$7,846	$—
Available for sale:
Residential mortgage-backed securities	5,735	6,435	—
Trust preferred securities	183	—	—
Equity securities	434	70,554	17,949

Net impairment losses on securities recognized in earnings	$6,352	$84,835	$17,949

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns 20 individual private label mortgage-backed securities. We estimate loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at each quarter end during the year. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 20 private label mortgage-backed securities were as follows: a CDR of 0 percent to 11.9 percent, a loss severity rate of 12.9 percent to 56.6 percent, and a CPR of 0.8 percent to 26.4 percent.

During 2009, 4 of the 20 private label mortgage-backed securities classified as available for sale, with an amortized cost and fair value of $41.2 million and $36.7 million, respectively, at December 31, 2009 were deemed to have estimated credit losses totaling $5.7 million (one of the securities was originally found to be other-than-temporarily impaired at December 31, 2008 resulting in an $6.4 million charge to earnings). In evaluating the range of likely future cash flows for each of the four securities, we applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the 4 securities in which we recorded an other-than-temporary impairment, the range of expected default rates, loss severities, prepayment speeds, loan-to-value ratios at origination and FICO scores used in modeling scenarios for the four impaired securities were generally the following: a CDR of 4.9 percent to 11.9 percent, a loss severity rate of 51.2 percent to 56.6 percent, a CPR of 10.2 percent to 26.4 percent, weighted average loan to value ratios at origination between 59.0 percent to 72.3 percent, and the average portfolio FICO score ranged between 713 and 727 at December 31, 2009. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

Within the trust preferred securities category of the available for sale portfolio, Valley owns three pooled trust preferred securities, principally collateralized by securities issued by banks, with a combined amortized cost and fair value of $25.8 million and $10.9 million, respectively. Two of the three securities were other-than-temporarily impaired at December 31, 2008, and resulted in an impairment charge of $7.8 million, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. After the impairment, management no longer had a positive intent to hold the pooled trust preferred securities to their maturity dates due to the significant deterioration in both issuers’ creditworthiness, and as a result, we were required to transfer these securities, with a total adjusted carrying value of $1.1 million at the time of transfer, from the held to maturity portfolio to the available for sale portfolio at December 31, 2008. Additionally, effective January 1, 2009, the amortized cost amounts for these impaired securities were increased by a total of $7.5 million (with offsetting entry to other comprehensive income) for the non-credit portion of the $7.8 million impairment charge taken during 2008 due to our early adoption of the new authoritative accounting guidance included in ASC Topic 320. For the year ended December 31, 2009, we recognized additional estimated credit losses of $183 thousand (reclassified from other comprehensive income to earnings) for one of the three pooled trust preferred securities as higher default rates decreased the expected cash flows from the security. After all impairment charges, the two pooled trust preferred securities had a combined amortized cost and fair value of $8.4 million and $705 thousand, respectively, at December 31, 2009.

For the year ended December 31, 2009 and 2008, we recognized other-than-temporary impairment charges of $434 thousand and $70.6 million, respectively, on equity securities classified as available for sale. The 2009 impairment charge relates to one common equity security issued by a bank with an adjusted carrying value of $723 thousand at December 31, 2009. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price and the security’s near term prospects for recovery. For the year-ended December 31, 2008, the majority of the impairment charges related to perpetual preferred equity securities issued by Fannie Mae and Freddie Mac as a significant decline in market value of these securities was caused by the U.S. Government placing these entities into conservatorship and suspending their preferred stock dividends during the third quarter of 2008. We also recorded a total of $733 thousand in other-than-temporary impairment charges on three common equity securities and one preferred equity security issued by banks during 2008.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the five years ended December 31, 2009:

LOAN PORTFOLIO

	At December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
Commercial and industrial loans	$1,801,251	$1,965,372	$1,563,150	$1,466,862	$1,449,919

Mortgage:
Construction	440,046	510,519	402,806	526,318	471,560
Residential mortgage	1,943,249	2,269,935	2,063,242	2,106,306	2,083,004
Commercial real estate	3,500,419	3,324,082	2,370,345	2,309,217	2,234,950

Total mortgage loans	5,883,714	6,104,536	4,836,393	4,941,841	4,789,514
Consumer:
Home equity	566,303	607,700	554,830	571,138	565,960
Credit card	10,025	9,916	10,077	8,764	9,044
Automobile	1,029,958	1,364,343	1,447,838	1,238,145	1,221,525
Other consumer	78,820	91,823	83,933	104,935	94,495

Total consumer loans	1,685,106	2,073,782	2,096,678	1,922,982	1,891,024

Total loans*	$9,370,071	$10,143,690	$8,496,221	$8,331,685	$8,130,457

As a percent of total loans:
Commercial and industrial loans	19.2%	19.4%	18.4%	17.6%	17.8%
Mortgage loans	62.8	60.2	56.9	59.3	58.9
Consumer loans	18.0	20.4	24.7	23.1	23.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $8.7 million, $4.8 million, $3.5 million, $5.1 million and $6.3 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

During 2009, we extended approximately $1.8 billion in new and renewed credit to quality existing and new customers while maintaining our conservative underwriting standards. However, the overall loan portfolio declined $774 million, or 7.6 percent, to $9.4 billion at December 31, 2009 from $10.1 billion at December 31, 2008. The decrease was primarily due to lower volumes in most loan types, including declines due to lack of consumer demand for automobile loans, business loan contraction during the economic recession, our strict underwriting standards, approximately $382 million in conforming refinanced and new residential mortgage loan originations that were held for sale or sold in the secondary market due to the historically low level of interest rates in 2009, and competition from other financial institutions. We may experience further declines in the loan portfolio during 2010 due to a slow economic recovery cycle or we may maintain certain asset/liability management strategies, including the sale of new residential mortgage loan originations with low fixed interest rates should the yield curve not widen in the near term.

Commercial and industrial loans decreased $164.1 million or 8.4 percent to approximately $1.8 billion in 2009, mainly due to a slowdown in new commercial and industrial loan activity and a moderate decline in usage of lines of credit by our commercial customers. We continue to be very selective in our underwriting of new commercial customers, as well as careful in expanding some current commercial customer relationships due to the economic downturn. Until the economy clearly signals a recovery in our primary markets, we expect nominal growth in our commercial and industrial loan portfolio.

Total mortgage loans, comprised of construction, residential and commercial real estate loans, decreased $220.8 million, or 3.6 percent during 2009 to $5.9 billion at December 31, 2009, mainly due to decreases in the residential mortgage and construction loan portfolios of $326.7 million and $70.5 million, respectively, partially offset by a $176.3 million increase in commercial real estate loans. The decline in the residential mortgage loan portfolio since the fourth quarter of 2008 continued throughout 2009, as expected by management, based on our secondary market sales of most refinanced loans and new loan originations with low fixed interest rates. Construction loans have also declined since the fourth quarter of 2008 due to normal paydowns on existing loans coupled with lower new loan volume caused by the slowdown in the new and existing housing markets. However, commercial real estate loans increased 5.4 percent during 2009 mainly due to our ability to find new quality lending opportunities made available by the tight credit markets, as well as an uptick in loan demand from existing customers during the fourth quarter of 2009. We believe the growth in commercial real estate loans is well controlled, in large part, due to our conservative underwriting standards which typically require a combination of strong cash flow, substantial equity on the part of the borrower, and personal guarantees.

Consumer loans decreased $388.7 million to approximately $1.7 billion at December 31, 2009 compared to the same period in 2008 primarily due to the declines in the automobile and home equity loan portfolios of $334.4 million and $41.4 million, respectively. We have reported declines in our automobile loan portfolio every quarter since June 30, 2008 mainly due to low consumer demand for new and used vehicles, as well as our move to strengthen our already conservative auto loan underwriting standards in light of the weakened economy. Based on these same underwriting standards, we may choose to be more competitive on interest rates offered for auto loans during 2010 as a measure to reduce excess liquidity derived from maturities in all loan types, while maintaining an acceptable level of interest rate risk for the overall loan portfolio. The decrease in home equity loans is mainly a by-product of refinancing within our residential mortgage portfolio caused by the low level of interest rates during the year ended December 31, 2009. Home equity loans are mainly provided as a convenience to our existing residential mortgage customers and are expected to fluctuate based upon the level of loan volumes within the residential mortgage portfolio.

Much of our lending is in northern and central New Jersey and New York City, with the exception of smaller auto and residential mortgage loan portfolios derived mainly from the neighboring states of Pennsylvania and Connecticut, a portion of our health care equipment leases, other commercial equipment leases and general aviation loans, and Small Business Administration (“SBA”) loans which totaled only $44.0 million at December 31, 2009. However, efforts are made to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. As a result of our lending, this could present a geographic and credit risk if there was a significant broad based downturn of the economy within the region. Although, our primary lending markets have experienced unemployment figures slightly below the national average during 2009, its impact is reflected in our inability to grow the loan portfolio and the portfolio’s decline in performance (see the “Non-performing Assets” section below). We can provide no assurance that our markets will not deteriorate beyond their current levels in the future and cause an increase in the credit risk of our loan portfolio.

The following table reflects the contractual maturity distribution of the commercial and construction loan portfolios as of December 31, 2009:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial—fixed rate	$483,439	$235,642	$43,895	$762,976
Commercial—adjustable rate	657,874	320,667	59,734	1,038,275
Construction—fixed rate	27,078	11,271	1,428	39,777
Construction—adjustable rate	272,479	113,424	14,366	400,269

	$1,440,870	$681,004	$119,423	$2,241,297

We may renew loans at maturity when requested by a customer. In such instances, we generally conduct a review which includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal reduction or other modified terms.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of automobiles, as well as one aircraft at December 31, 2009. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Mindful of the poor operating environment and the higher delinquency rates reported throughout the banking industry, we believe non-performing assets remained at acceptable levels as a percentage of the total loan portfolio as shown in the table below. Although total delinquent loans remained stable in the fourth quarter of 2009, management cannot provide assurance that the levels of non-performing assets will not continue to increase in relation to the U.S. economy.

The following tables set forth by loan category, non-performing assets and accruing loans on the dates indicated in conjunction with asset quality ratios for Valley:

CREDIT QUALITY

	At December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
Accruing past due loans:
30 to 89 days past due:
Commercial and industrial	$11,949	$13,299	$5,839	$3,346	$2,747
Construction	1,834	5,456	12,047	8,402	15,460
Residential mortgage	12,462	12,189	6,486	5,530	8,573
Commercial real estate	4,539	5,005	5,233	8,537	3,258
Consumer	22,835	23,275	16,210	13,166	11,951

Total 30 to 89 days past due	53,619	59,224	45,815	38,981	41,989

90 or more days past due:
Commercial and industrial	2,191	864	814	321	1,432
Construction	—	3,156	3,154	683	519
Residential mortgage	1,421	5,323	1,592	625	757
Commercial real estate	250	4,257	1,407	1,381	894
Consumer	1,263	1,957	1,495	765	840

Total 90 or more days past due	5,125	15,557	8,462	3,775	4,442

Total accruing past due loans	$58,744	$74,781	$54,277	$42,756	$46,431

Non-accrual loans:
Commercial and industrial	$17,424	$10,511	$10,931	$8,989	$12,585
Construction	19,905	877	833	—	—
Residential mortgage	22,922	6,195	2,693	1,727	1,389
Commercial real estate	29,844	14,895	15,940	16,198	11,274
Consumer	1,869	595	226	330	546

Total non-accrual loans	91,964	33,073	30,623	27,244	25,794

Other real estate owned	3,869	8,278	609	779	2,023
Other repossessed assets	2,565	4,317	1,466	844	608

Total non-performing assets (“NPAs”)	$98,398	$45,668	$32,698	$28,867	$28,425

Troubled debt restructured loans	$19,072	$7,628	$8,363	$713	$821
Total non-performing loans as a % of loans	0.98%	0.33%	0.36%	0.33%	0.32%
Total NPAs as a % of loans and NPAs	1.04%	0.45%	0.38%	0.35%	0.35%
Total accruing past due and non-accrual loans as a % of total loans	1.61%	1.06%	1.00%	0.84%	0.89%
Allowance for loans losses as a % of non-performing loans	110.90%	281.93%	237.29%	274.25%	291.49%

Non-accrual loans increased $58.9 million to $92.0 million compared to $33.1 million at December 31, 2008. In general, the increasing trend in non-accrual loans is reflective of the current weak economic conditions. The increase in non-accrual commercial loans was partly related to the addition of five credit relationships with an aggregate total of $5.0 million. At December 31, 2009, non-accrual construction loans mainly consist of seven credit relationships with an aggregate total of $17.3 million which have been negatively impacted by the slowdown in the housing markets. The increase in non-accrual commercial real estate loans was mostly related to the addition of five credit relationships with an aggregate total of $14.8 million, or 0.85 percent of the total commercial real estate portfolio. We believe our commercial real estate delinquencies (which include accruing past due loans and non-accrual loans in the table above) totaling 0.99 percent at December 31, 2009 compared to 1.05 percent at September 30, 2009 currently remain well controlled mainly due to our underwriting standards. Non-accrual residential mortgage loans increased to 1.18 percent of the residential mortgage loan portfolio at December 31, 2009 mainly due to higher unemployment caused by the economic downturn. Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and, ultimately, collectible based on, in part, our quarterly valuation of impaired loans. See “Asset Quality and Risk Elements” section below and Note 5 to the consolidated financial statements for further analysis of the impaired loan portfolio.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.5 million, $2.7 million and $2.8 million for the years ended December 31, 2009, 2008, and 2007, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $3 thousand, $9 thousand and $45 thousand for the years ended December 31, 2009, 2008, and 2007, respectively. No mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at December 31, 2009.

OREO decreased $4.4 million to $3.9 million at December 31, 2009 as compared to $8.3 million at December 31, 2008. The decrease was mainly due to the transfer of one office property to fixed assets during the first quarter of 2009, as Valley is currently preparing the property to be used as an additional bank lending and retail service location. Other repossessed assets decreased approximately $1.8 million to $2.6 million at December 31, 2009 from $4.3 million at December 31, 2008, mainly due to a $1.4 million write down of the carrying value of a repossessed aircraft based on our quarterly valuation analysis and the sale of another repossessed aircraft for an immaterial gain during 2009. Other repossessed assets are comprised of automobiles and one aircraft at December 31, 2009.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from 0.05 percent to 0.15 percent of total loans for the last five years and decreased $10.4 million to $5.1 million, or 0.05 percent of total loans at December 31, 2009 compared to $15.6 million or 0.15 percent at December 31, 2008. The majority of the decrease in loans past due in excess of 90 days and still accruing as compared to December 31, 2008 was due to the migration of several commercial real estate and residential mortgage loans to non-accrual loans. Loans past due 90 days or more and still accruing represent most loan types and are considered to be well secured and in the process of collection. At December 31, 2009, no mortgage loans classified loans held for sale were 90 days or more past due and still accruing interest.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are presented in the table above. Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. These restructured loans totaled $19.1 million and $7.6 million at December 31, 2009 and 2008, respectively. Restructured loans consist of five commercial loan relationships and two commercial lease relationships at December 31, 2009. These restructured loans are presently performing under the modified terms, but there can be no assurance that Valley will not incur a loss related to these loans in the future. There were no unfunded loan commitments related to these restructured loans at December 31, 2009.

Total accruing past due loans and non-accrual loans were 1.61 percent of all loans at December 31, 2009 compared with 1.06 percent at December 31, 2008 and include matured loans in the normal process of renewal totaling approximately $1.2 million and $6.9 million at December 31, 2009 and 2008, respectively. We strive to keep loan delinquencies at low levels, however, there is no guarantee that our delinquency levels will not continue to increase due to the current economic conditions.

Although we believe that substantially all risk elements at December 31, 2009 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $56.9 million and $26.8 million in potential problem loans at December 31, 2009 and 2008, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $56.9 million in potential problem loans as of December 31, 2009, approximately $21.3 million is considered at risk after collateral values and guarantees are taken into consideration. At December 31, 2009, the potential problem loans consist of various types of credits, including commercial mortgages, revolving commercial lines of credit and commercial leases.

There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2009.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For commercial loans, construction loans and commercial mortgage loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 63 percent of total loans at December 31, 2009. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a further significant broad-based deterioration in economic conditions within the region. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2009 was 51 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 765.

Consumer loans are comprised of home equity loans, credit card loans, automobile loans and other consumer loans. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses some additional geographic risk based upon the economy of that particular region.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the years indicated:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
Average loans outstanding	$9,705,909	$9,386,987	$8,261,111	$8,262,739	$7,637,973

Beginning balance—Allowance for credit losses	$94,738	$74,935	$74,718	$75,188	$65,699

Loans charged-off:
Commercial and industrial	(16,981)	(6,760)	(5,808)	(6,078)	(1,921)
Construction	(1,197)	—	—	—	—
Residential mortgage	(3,488)	(501)	(103)	(644)	(108)
Commercial real estate	(3,110)	(500)	(1,596)	(448)	(307)
Consumer	(17,689)	(14,902)	(7,628)	(4,918)	(5,265)

	(42,465)	(22,663)	(15,135)	(12,088)	(7,601)

Charged-off loans recovered:
Commercial and industrial	449	627	1,427	528	1,474
Construction	—	—	—	—	—
Residential mortgage	36	—	17	54	130
Commercial real estate	75	6	254	181	129
Consumer	2,830	2,141	1,779	1,585	1,765

	3,390	2,774	3,477	2,348	3,498

Net charge-offs	(39,075)	(19,889)	(11,658)	(9,740)	(4,103)
Provision charged for credit losses	47,992	28,282	11,875	9,270	4,340
Additions from acquisitions	—	11,410	—	—	9,252

Ending balance—Allowance for credit losses	$103,655	$94,738	$74,935	$74,718	$75,188

Components of allowance for credit losses:
Allowance for loan losses	$101,990	$93,244	$72,664	$74,718	$75,188
Reserve for unfunded letters of credit*	1,665	1,494	2,271	—	—

Allowance for credit losses	$103,655	$94,738	$74,935	$74,718	$75,188

Components of provision for credit losses:
Provision for loan losses	$47,821	$29,059	$12,751	$9,270	$4,340
Provision for unfunded letters of credit	171	(777)	(876)	—	—

Provision for credit losses	$47,992	$28,282	$11,875	$9,270	$4,340

Ratio of net charge-offs during the period to average loans outstanding during the period	0.40%	0.21%	0.14%	0.12%	0.05%
Allowance for loan losses as a % of loans	1.09%	0.92%	0.86%	0.90%	0.92%
Allowance for credit losses as a % of loans	1.11%	0.93%	0.88%	0.90%	0.92%

*	Effective January 1, 2007, Valley transferred $3.1 million of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans and evaluated by our Loan Review Department on a test basis. Loans with a grade that is below a predetermined grade are adversely classified. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Additionally, we individually evaluate non-accrual (non-homogeneous) loans over a specific dollar amount and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. As required by regulatory guidance, collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in our collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2009, a $7.3 million specific valuation allowance was included in the allowance for credit losses related to $46.0 million in impaired loans. See Note 5 for more details regarding impaired loans.

The allowance allocations for non-classified loans are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

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

Net charge-off levels have remained relatively low in the last five years, but have increased to a high of 0.40 percent of average loans in 2009 from a low of 0.05 percent in 2005. The increase in net charge-offs in 2009 is related to the deterioration of economic conditions which began in 2008. The $10.2 million increase in commercial and industrial loan charge-offs during 2009 reflect a higher level of partial loan charge-offs related to collateral dependent impaired loans and one fraud loan charge-off totaling $3.8 million. Consumer loan net charge-offs continued to rise during 2009 mostly due to higher automobile loan charge-offs which began to escalate in 2008 due to the financial crisis. We believe the impact of the economic recession on the automobile loan portfolio’s performance in 2009 was somewhat lessened by our move to tighten our already high credit standards in the second half of 2008. Despite these efforts, there can be no guarantee that our net charge-off levels for our generally well secured loan categories will not continue to rise during 2010 given the continued downturn in the U.S. economy, the high level of unemployment in our primary markets, and the potential effect of both on the future performance of our loan portfolio.

The provision for credit losses was $48.0 million in 2009 compared to $28.3 million in 2008. The $19.7 million increase reflects the weaker economic conditions during 2009 which have resulted in, among other things, a higher level of net charge-offs and delinquencies, increased specific reserves for criticized loans, an increased historical loss allocation factor for automobile loans, and a $5.2 million increase in specific reserves for impaired credits (consisting mainly of non-accrual commercial and industrial loans and commercial real estate loans).

The following table summarizes the allocation of the allowance for credit losses to specific loan categories for the past five years:

	Years ended December 31,
	2009		2008		2007		2006		2005
	($ in thousands)
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
Loan category:
Commercial and industrial*	$50,932	19.2%	$44,163	19.4%	$31,638	18.4%	$31,888	17.6%	$34,828	17.8%
Mortgage	30,913	62.8	30,354	60.2	23,660	56.9	27,942	59.3	28,200	58.9
Consumer	15,480	18.0	14,318	20.4	10,815	24.7	8,189	23.1	8,174	23.3
Unallocated	6,330	N/A	5,903	N/A	8,822	N/A	6,699	N/A	3,986	N/A

	$103,655	100.0%	$94,738	100.0%	$74,935	100.0%	$74,718	100.0%	$75,188	100.0%

*	Includes the reserve for unfunded letters of credit totaling $1.7 million, $1.5 million, and $2.3 million at December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the allowance for credit losses amounted to $103.7 million or 1.11 percent of loans, as compared to $94.7 million or 0.93 percent at December 31, 2008. The provision for credit losses and loan recoveries increase the allowance, while loan charge-offs decrease the allowance. The 18 basis point increase in the allowance for credit losses as a percentage of total loans from 2008 was mainly due to an increase in the allowance attributable to commercial and industrial loans due to an increase in specific reserves for impaired credits and an increase in classified loans, higher loss factors applied to the automobile loan portfolio due to an increase in historical loss rates, management’s outlook on the U.S. economy, as well as other factors identified by management. In general, the increase in classified loans during the 2009 period is reflective of the continued economic downturn which began in 2008 and has caused weakness in some borrowers’ ability to repay, as well as declines in the underlying collateral values of certain loans.

Impaired loans and their related specific allocations to the allowance for loan losses totaled $74.5 million and $7.3 million, respectively, at December 31, 2009 and $22.4 million and $2.1 million, respectively, at December 31, 2008. Specific reserves for impaired loans increased $5.2 million from 2008 mainly due an increase in non-accrual commercial and industrial loans and commercial real estate loans caused by the deterioration in economic conditions. The average balance of impaired loans during 2009, 2008 and 2007 was approximately $49.8 million, $25.3 million and $23.8 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $3.1 million for 2009, $984 thousand for 2008, and $1.3 million for 2007. Interest was not collected on these impaired loans during these periods. See Note 5 to the consolidated financial statements for further analysis of the impaired loan portfolio.

Management believes that the unallocated allowance is appropriate given the current weakened economic climate, the size of the loan portfolio and delinquency trends at December 31, 2009.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2009 and December 31, 2008, shareholders’ equity totaled approximately $1.3 billion and $1.4 billion, respectively, or 8.8 percent and 9.3 percent of total assets, respectively. The decrease in total shareholders’ equity during the year ended December 31, 2009 was mainly the result of our repurchase of our senior preferred stock from the U.S. Treasury, dividends declared to common shareholders of $109.0 million, and dividends and accretion of the discount on our preferred stock of $19.5 million, partially offset by net income of $96.5 million, the sale of 10.67 million shares of newly issued common stock for net proceeds totaling $135.3 million, a $41.1 million decrease in our accumulated other comprehensive loss, and 370 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $4.5 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at December 31, 2009 was a $2.0 million net unrealized gain on investment securities available for sale, net of deferred tax compared to a $32.7 million net unrealized loss, net of deferred tax at December 31, 2008. Also, included as a component of accumulated other comprehensive loss at December 31, 2009 was $19.1 million, representing the unfunded portion of Valley’s various pension obligations and a $2.7 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

On November 14, 2008, Valley issued $300 million in nonvoting senior preferred shares to the U.S. Treasury under its TARP Capital Purchase Program mainly to support growth in our lending operations and better position Valley for a potentially extended downturn in the U.S. economy. During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption) during 2009. Accordingly, Valley is no longer subject to the prohibitions against increasing dividends and redeeming its common stock and trust preferred securities, and the compensation-related limitations associated with the Capital Purchase Program.

In conjunction with the purchase of our senior preferred shares, the U.S. Treasury received a ten year warrant to purchase up to approximately 2.4 million of Valley common shares with an aggregate market price equal to $45 million or 15 percent of the original senior preferred investment. Our common stock underlying the warrant represents approximately 1.6 percent of our outstanding common shares at December 31, 2009. The warrant is exercisable on a net exercise basis, and has an exercise price of $18.66 per share that was calculated based on the average of closing prices of Valley’s common stock on the 20 trading days ending on the last trading day prior to the date of the U.S. Treasury’s approval of our application under the program. At December 31, 2009, the warrant remains outstanding to the U.S. Treasury. We have calculated an internal value for the warrants, and are currently negotiating the redemption with U.S. Treasury. However, if an agreement can not be reached with the U.S. Treasury, the warrants will be sold at public auction. We do not currently have a time frame in which the negotiations will be completed.

While outstanding, our senior preferred shares and the warrant issued under the TARP program qualified and were accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares was being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by us within that timeframe. For the years ended December 31, 2009 and 2008, $8.4 million and $216 thousand, respectively, were amortized to retained earnings. At December 31, 2009, the discount was fully amortized and, as a result, will not be deducted from net income in calculating net income available to common stockholders in future periods.

While not a condition to the repurchase of our senior preferred shares, we raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock completed in the third quarter of 2009, and net proceeds of $63.7 million through an additional registered direct offering, consisting of the sale of 5 million shares of newly issued common stock to several institutional investors in the fourth quarter of 2009. Valley may use the net proceeds for a variety of possible uses, including, in part, the repurchase of the warrant held by the U.S. Treasury. Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan (“DRIP”) discussed below may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several factors beyond management’s control, including potential increases to the regulatory minimum levels of capital required to be considered a well capitalized bank and the impact of a prolonged or worsened downturn in the economy.

Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s DRIP. Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2009, 370 thousand common shares were reissued from treasury stock under the DRIP for net proceeds totaling $4.5 million.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.1 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Valley made no purchases of its outstanding shares during the years ended December 31, 2009 and 2008.

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

Valley’s regulatory capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2009 and 2008. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. Including these securities, Valley’s capital position under risk-based capital guidelines was $1.1 billion, or 10.6 percent of risk-weighted assets for Tier 1 capital and $1.3 billion or 12.5 percent for total risk-based capital at December 31, 2009. The comparable ratios at December 31, 2008 (including our senior preferred shares) were 11.4 percent for Tier 1 capital and 13.2 percent for total risk-based capital. At December 31, 2009 and 2008, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.1 percent and 9.1 percent, respectively. The Bank’s ratios at December 31, 2009 were all above the minimum levels required for Valley to be considered “well capitalized”, which require Tier I capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits are scheduled to become effective on March 31, 2011. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley included all of its outstanding trust preferred securities in Tier I capital at December 31, 2009 and 2008. See Note 12 of the consolidated financial statements for additional information.

Book value per common share amounted to $8.19 at December 31, 2009 compared with $7.56 per common share at December 31, 2008.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our common stock cash dividend pay-out per common share was greater than our earnings during the year ended December 31, 2009, thereby causing our earnings retention to be zero for the same period, as earnings were negatively impacted by preferred dividends and accretion of the discount on preferred stock, as well as net trading losses caused primarily by mark to market losses on the fair value of junior subordinated debentures and net impairment losses on securities. The retention ratio for the comparable year ended December 31, 2008 was also negative primarily due to other-than-temporary charges and realized losses on Fannie Mae and Freddie Mac preferred securities. While we expect that our rate of earnings retention will improve in future periods due to the elimination of dividends and accretion of the discount on our repurchased senior preferred stock, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued recessionary economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.76 per common share for both years ended December 31, 2009 and 2008. The Board continued the cash dividend unchanged during 2009 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Controller of the Currency has cautioned banks to look at the dividend payout ratio to ensure that banks are able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2009:

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Deposits	10	$5,961,401	$2,137,900	$757,762	$690,222	$9,547,285
Long-term borrowings	11	62,761	235,931	1,410	2,646,218	2,946,320
Junior subordinated debentures issued to capital trusts*	12	—	—	—	181,150	181,150
Operating leases	15	14,229	26,290	26,971	171,614	239,104
Capital expenditures		2,065	—	—	—	2,065

Total		$6,040,456	$2,400,121	$786,143	$3,689,204	$12,915,924

*	Amount presented are the contractual principal balances. The junior subordinated debentures issued to VNB Capital Trust I are carried at fair value of $155.9 million on the consolidated statement of condition at December 31, 2009.

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

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2009:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
			(in thousands)
Commitments under commercial loans and lines of credit	$1,733,306	$172,692	$19,854	$147,151	$2,073,003
Home equity and other revolving lines of credit	585,977	—	—	—	585,977
Outstanding commercial mortgage loan commitments	154,201	95,449	1,000	—	250,650
Standby letters of credit	122,788	15,552	8,646	30,782	177,768
Outstanding residential mortgage loan commitments	100,977	—	—	—	100,977
Commitments under unused lines of credit—credit card	27,460	49,040	—	—	76,500
Commercial letters of credit	6,547	—	—	—	6,547
Commitments to sell loans	96,611	—	—	—	96,611
Commitments to fund civic and community investments	12,495	—	—	—	12,495
Other*	11,516	2,422	769	—	14,707

Total	$2,851,878	$335,155	$30,269	$177,933	$3,395,235

*	This category primarily consists of contractual communication and technology costs.

Derivative Financial Instruments. Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate borrowings and fixed-rate loan assets.

Cash Flow Hedges of Interest Rate Risk

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

The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November of 2008, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). On February 20, 2009, Valley re-designated the caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges (from January 1, 2009 through February 20, 2009) totaled a $369 thousand gain and is included in other income for the year ended December 31, 2009.

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

Fair Value Hedges of Interest Rate Risk

Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009, Valley had one interest rate swap with a notional amount of $9.2 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. Below is a summary of Valley’s non-designated hedge activities:

•

During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities.

•

During the fourth quarter 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009.

•

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

Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2009, Valley had no outstanding derivatives that were not designated in hedging relationships.

Credit Risk Related Contingent Features. By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board of Directors. See Note 15 to the consolidated financial statements for more information on our derivative financial instruments.

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include a $5.5 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2008 Compared to 2007

Net income was $91.5 million or $0.67 per diluted share, return on average assets was 0.69 percent and return on average shareholders’ equity was 8.74 percent for 2008. This compares with net income of $153.2 million or $1.15 per diluted share in 2007, return on average assets of 1.25 percent and return on average shareholders’ equity of 16.43 percent in 2007.

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

The net interest margin on a tax equivalent basis was 3.44 percent for the year ended December 31, 2008 compared with 3.43 percent for the same period in 2007. The change was mainly attributable to the increase in average loans and a decrease in interest rates paid on all interest bearing liabilities, partially offset by a lower yield on average loans and higher average balances for all categories of interest bearing liabilities. Average interest rates earned on interest earning assets decreased 53 basis points while average interest rates paid on interest bearing liabilities decreased 69 basis points causing a 1 basis point increase in the net interest margin for Valley as compared to the year ended December 31, 2007.

Average loans totaling $9.4 billion for the year ended December 31, 2008 increased $1.1 billion as compared to the same period for 2007 due to organic loan growth and loans acquired in the Greater Community merger. Average investment securities declined $31.1 million, or 1.1 percent in 2008 as compared to the year ended December 31, 2007. Due to the higher loan volumes, interest income on a tax equivalent basis for loans increased $12.8 million for the year ended December 31, 2008 compared with the same period in 2007, despite a 68 basis point decrease in the yield on average loans. Interest income on a tax equivalent basis for investment securities decreased $287 thousand mainly due to the decrease in average investment securities and a 31 basis point decline in yield on non-taxable securities for the twelve months in 2008 compared to the same period in 2007, partially mitigated by better yields on taxable securities. The decrease in average investment securities was mainly due to a portion of the investment cash flows reallocated to new loans as the illiquid and volatile financial markets made it increasingly difficult to identify and reinvest in investment securities with acceptable risk profiles and yields. The loss of interest on impaired Fannie Mae and Freddie Mac preferred securities and the reduction in dividends from the Federal Home Loan Bank of New York also contributed to the decrease in interest income on investment securities from 2007.

Average interest bearing liabilities totaled $10.4 billion for the year ended December 31, 2008 increasing $1.0 billion from the same period in 2007 primarily due to higher long-term borrowings (mainly comprised of FHLB advances), $714.9 million in deposits assumed in the acquisition of Greater Community, and new deposit initiatives at ten de novo branches and our other existing branches. The cost of savings, NOW, and money market accounts, time deposits, short-term borrowings, and long-term borrowings decreased 88, 87, 227, and 23 basis points, respectively, from 2007 due to the sharp decline in short-term interest rates. Average long-term borrowings increased $599.3 million from 2007 as we increased our long-term positions in FHLB advances mainly during the fourth quarter of 2007 and carried the higher position for all of 2008. Average time deposits increased $216.1 million due to deposit initiatives implemented, in part, to offset fluctuations in money market and non-interest bearing account balances experienced in the fourth quarter of 2008, and time deposits totaling $216.2 million assumed in the acquisition of Greater Community on July 1, 2008. Average short-term borrowings increased $124.9 million partially due to $400 million in additional borrowings initiated near the end of the third quarter of 2008 to provide additional liquidity during a turbulent market period. These short-term borrowings, consisting of FHLB advances, were reduced to $300 million as of December 31, 2008 and had maturity dates between February and April 2009. Average savings, NOW, and money market deposits increased $62.1 million as compared to 2007 mainly due to $332.4 million in such deposits assumed from Greater Community, partially offset by some customer movement to U.S. Treasury securities during the financial crisis.

Non-interest income represented 0.4 percent and 10.9 percent of total interest income plus non-interest income for 2008 and 2007, respectively. For the year ended December 31, 2008, non-interest income decreased $85.8 million or 96.3 percent, compared with the same period in 2007.

Service charges on deposit accounts increased $1.5 million, or 5.5 percent in 2008 compared with 2007 mainly due to an increase in checking fees and overdraft fees partially caused by additional deposits assumed in the acquisition of Greater Community.

Net gains on securities transactions increased $2.9 million for the year ended December 31, 2008 mainly due larger gains recognized on the sales of securities classified as available for sale during the 2008 period, partially offset by $1.9 million in realized losses on the sale of certain Fannie Mae and Freddie Mac preferred securities during the 2008 period.

Net trading gains decreased $4.2 million to $3.2 million for the year ended December 31, 2008 compared $7.4 million in the same period in 2007. The decrease was primarily due to a $15.5 million decrease in mark to market adjustments on our trading portfolio from a $4.7 million net gain recorded during 2007 compared to a $10.8 million net loss recorded for 2008. Partially offsetting the decrease, the change in fair value of our junior subordinated debentures carried at fair value increased $11.1 million to a gain of $15.2 million for the year ended December 31, 2008 compared to $4.1 million gain in the same period of 2007.

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

BOLI income decreased $1.4 million, or 11.9 percent for the year ended December 31, 2008 compared with the same period of 2007 primarily due to the 2008 financial market’s losses which had a negative impact on the performance of the underlying securities of the BOLI asset.

Other non-interest income increased $2.6 million or 17.4 percent in the year ended December 31, 2008 compared with the same period in 2007 mainly due to a $1.6 million gain resulting from the mandatory redemption of a portion of Valley’s Class B Visa (member bank) common stock as part of Visa’s initial public offering in March of 2008 and a $417 thousand gain on the redemption of a portion of Valley’s junior subordinated debentures issued to VNB Capital Trust I during the third quarter of 2008. The remaining increase was mainly due to general increases in other income associated with the Greater Community acquisition.

Non-interest expense increased $31.3 million to $285.2 million for the year-ended December 31, 2008 from $253.9 million for the same period in 2007. Increases in salary expense, employee benefit expense, net occupancy, equipment expense, FDIC insurance assessment, professional and legal fees and other non-interest expense were partially offset with decreases in amortization of other intangible assets, goodwill impairment, and advertising expense. Valley incurred additional expenses due to de novo expansion efforts in 2008 and 2007 in its target expansion areas of northern and central New Jersey, New York City, Brooklyn and Queens. De novo expansion efforts will negatively impact non-interest expense until these new branches become profitable or breakeven, typically over a period of three years. Additionally, we experienced increases in most categories of non-interest expense due to our acquisition of Greater Community on July 1, 2008. The largest component of non-interest expense is salary and employee benefit expense which totaled $157.9 million in 2008 compared with $145.7 million in 2007.

Income tax expense was $16.9 million for the year ended December 31, 2008, reflecting an effective tax rate of 15.3 percent, compared with $51.7 million for the year ended December 31, 2007, reflecting an effective tax rate of 25.2 percent. The reduction in taxes compared to 2007 was due to the lower income for the 2008 period and the reversal of the $6.5 million valuation allowance attributable to the capital loss carryforward of the prior year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(in thousands except for share data)
Assets
Cash and due from banks	$305,678	$237,497
Interest bearing deposits with banks	355,659	343,010
Investment securities:
Held to maturity, fair value of $1,548,006 at December 31, 2009 and $1,069,245 at December 31, 2008	1,584,388	1,154,737
Available for sale	1,352,481	1,435,442
Trading securities	32,950	34,236

Total investment securities	2,969,819	2,624,415

Loans held for sale, at fair value	25,492	4,542
Loans	9,370,071	10,143,690
Less: Allowance for loan losses	(101,990)	(93,244)

Net loans	9,268,081	10,050,446

Premises and equipment, net	266,401	256,343
Bank owned life insurance	304,031	300,058
Accrued interest receivable	56,245	57,717
Due from customers on acceptances outstanding	6,985	9,410
Goodwill	296,424	295,146
Other intangible assets, net	24,305	25,954
Other assets	405,033	513,591

Total Assets	$14,284,153	$14,718,129

Liabilities
Deposits:
Non-interest bearing	$2,420,006	$2,118,249
Interest bearing:
Savings, NOW and money market	4,044,912	3,493,415
Time	3,082,367	3,621,259

Total deposits	9,547,285	9,232,923

Short-term borrowings	216,147	640,304
Long-term borrowings	2,946,320	3,008,753
Junior subordinated debentures issued to capital trusts (includes fair value of $155,893 at December 31, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	181,150	165,390
Bank acceptances outstanding	6,985	9,410
Accrued expenses and other liabilities	133,412	297,740

Total Liabilities	13,031,299	13,354,520

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; issued 300,000 shares at December 31, 2008	—	291,539
Common stock, no par value, authorized 200,430,392 shares; issued 154,393,107 shares at December 31, 2009 and 143,722,114 shares at December 31, 2008	54,293	48,228
Surplus	1,178,992	1,047,085
Retained earnings	73,592	85,234
Accumulated other comprehensive loss	(19,816)	(60,931)
Treasury stock, at cost (1,405,204 common shares at December 31, 2009 and 1,946,882 common shares at December 31, 2008)	(34,207)	(47,546)

Total Shareholders’ Equity	1,252,854	1,363,609

Total Liabilities and Shareholders’ Equity	$14,284,153	$14,718,129

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$561,252	$572,918	$560,066
Interest and dividends on investment securities:
Taxable	131,792	137,763	134,969
Tax-exempt	9,682	10,089	11,268
Dividends	8,513	6,734	8,002
Interest on federal funds sold and other short-term investments	945	2,190	10,702

Total interest income	712,184	729,694	725,007

Interest Expense
Interest on deposits:
Savings, NOW and money market	24,894	45,961	75,695
Time	93,403	117,152	134,674
Interest on short-term borrowings	4,026	10,163	17,645
Interest on long-term borrowings and junior subordinated debentures	140,547	135,619	115,308

Total interest expense	262,870	308,895	343,322

Net Interest Income	449,314	420,799	381,685
Provision for credit losses	47,992	28,282	11,875

Net Interest Income After Provision for Credit Losses	401,322	392,517	369,810

Non-Interest Income
Trust and investment services	6,906	7,161	7,381
Insurance commissions	10,224	10,053	10,711
Service charges on deposit accounts	26,778	28,274	26,803
Gains on securities transactions, net	8,005	5,020	2,139
Other-than-temporary impairment losses on securities	(6,339)	(84,835)	(17,949)
Portion recognized in other comprehensive income (before taxes)	(13)	—	—

Net impairment losses on securities recognized in earnings	(6,352)	(84,835)	(17,949)
Trading (losses) gains, net	(10,434)	3,166	7,399
Fees from loan servicing	4,839	5,236	5,494
Gains on sales of loans, net	8,937	1,274	4,785
Gains on sales of assets, net	605	518	16,051
Bank owned life insurance	5,700	10,167	11,545
Other	17,043	17,222	14,669

Total non-interest income	72,251	3,256	89,028

Non-Interest Expense
Salary expense	128,282	126,210	116,389
Employee benefit expense	35,464	31,666	29,261
Net occupancy and equipment expense	58,974	54,042	49,570
FDIC insurance assessment	20,128	1,985	1,003
Amortization of other intangible assets	6,887	7,224	7,491
Goodwill impairment	—	—	2,310
Professional and legal fees	7,907	8,241	5,110
Advertising	3,372	2,697	2,917
Other	45,014	53,183	39,861

Total non-interest expense	306,028	285,248	253,912

Income Before Income Taxes	167,545	110,525	204,926
Income tax expense	51,484	16,934	51,698

Net Income	116,061	93,591	153,228
Dividends on preferred stock and accretion	19,524	2,090	—

Net Income Available to Common Stockholders	$96,537	$91,501	$153,228

Earnings Per Common Share:
Basic	$0.67	$0.67	$1.16
Diluted	0.67	0.67	1.15
Cash Dividends Declared Per Common Share	0.76	0.76	0.76
Weighted Average Number of Common Shares Outstanding:
Basic	144,453,039	136,957,646	132,586,561
Diluted	144,453,723	137,033,031	132,979,202

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balance—December 31, 2006	133,540	—	41,212	881,022	97,639	(30,873)	(39,410)	949,590
Cumulative effect of adoption of a new accounting principle (election of fair value option)	—	—	—	—	(42,940)	—	—	(42,940)
Cumulative effect of adoption of a new accounting principle (bank owned life insurance)	—	—	—	—	(319)	—	—	(319)
Balance—January 1, 2007	133,540	—	41,212	881,022	54,380	(30,873)	(39,410)	906,331
Comprehensive income:
Net income	—	—	—	—	153,228	—	—	153,228
Other comprehensive gains, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $5,043	—	—	—	—	—	9,150	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $6,731	—	—	—	—	—	9,079	—	—
Change in net actuarial loss, net of tax benefit of $573	—	—	—	—	—	474	—	—
Change in prior service cost, net of tax of $340	—	—	—	—	—	(812)	—	—

Other comprehensive gains	—	—	—	—	—	17,891	—	17,891

Total comprehensive income	—	—	—	—	—	—	—	171,119
Cash dividends declared	—	—	—	—	(100,325)	—	—	(100,325)
Effect of stock incentive plan, net	257	—	(30)	(687)	(3,058)	—	9,628	5,853
Stock dividend declared	—	—	—	(140,837)	—	—	—	(140,837)
Stock dividend paid	—	—	2,003	138,634	—	—	—	140,637
Fair value of stock options granted	—	—	—	1,637	—	—	—	1,637
Tax benefit from stock-based compensation	—	—	—	12 3	—	—	—	123
Purchase of treasury stock	(1,661)	—	—	—	—	—	(35,478)	(35,478)

Balance—December 31, 2007	132,136	—	43,185	879,892	104,225	(12,982)	(65,260)	949,060
Comprehensive income:
Net income	—	—	—	—	93,591	—	—	93,591
Other comprehensive losses, net of tax:
Net change in unrealized gains and losses on securities available for sale, net of tax benefit of $53,603	—	—	—	—	—	(78,678)	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $33,084	—	—	—	—	—	46,731	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $ 3,928	—	—	—	—	—	(5,434)	—	—
Less reclassification adjustment for derivative losses included in net income, net of tax benefit of $313	—	—	—	—	—	434	—	—
Pension benefit adjustment, net of tax benefit of $7,946	—	—	—	—	—	(11,002)	—	—

Other comprehensive losses	—	—	—	—	—	(47,949)	—	(47,949)

Total comprehensive income	—	—	—	—	—	—	—	45,642
Proceeds from issuance of preferred stock and warrant	—	291,365	—	8,635	—	—	—	300,000
Accretion of discount on preferred stock	—	174	—	—	(174)	—	—	—
Cash dividends declared on common stock	—	—	—	—	(104,352)	—	—	(104,352)
Cash dividends accrued on preferred stock	—	—	—	—	(1,916)	—	—	(1,916)
Effect of stock incentive plan, net	501	—	(106)	(5,296)	(6,140)	—	17,991	6,449
Stock dividend declared	—	—	—	(108,124)	—	—	—	(108,124)
Stock dividend paid	—	—	2,097	105,869	—	—	—	107,966
Common stock and warrants issued in acquisition	9,138	—	3,052	165,018	—	—	(277)	167,793
Fair value of stock options granted	—	—	—	985	—	—	—	985
Tax benefit from stock-based compensation	—	—	—	10 6	—	—	—	106

Balance—December 31, 2008	141,775	$291,539	$48,228	$1,047,085	$85,234	$(60,931)	$(47,546)	$1,363,609

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2008	$141,775	$291,539	$48,228	$1,047,085	$85,234	$(60,931)	$(47,546)	$1,363,609
Cumulative effect of adoption of a new accounting principle (securities impairment)	—	—	—	—	8,605	(8,605)	—	—
Balance—January 1, 2009	141,775	291,539	48,228	1,047,085	93,839	(69,536)	(47,546)	1,363,609
Comprehensive income:
Net income	—	—	—	—	116,061	—	—	116,061
Other comprehensive gains, net of tax:
Net change in unrealized gains and losses on securities AFS, net of tax of $23,518	—	—	—	—	—	47,351	—	—
Less reclassification of adjustment for gains included in net income, net of tax of $3,002	—	—	—	—	—	(5,003)	—	—
Net change in non-credit impairment losses on securities, net of tax benefit of $1,337	—	—	—	—	—	(2,774)	—	—
Less reclassification of adjustment for credit impairment losses on securities included in net income, net of tax benefit of $2,237	—	—	—	—	—	3,767	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $1,458	—	—	—	—	—	2,017	—	—
Less reclassification of adjustment for derivative losses included in net income, net of tax benefit of $193	—	—	—	—	—	267	—	—
Pension benefits adjustment, net of tax of $2,957	—	—	—	—	—	4,095	—	—

Other comprehensive gains	—	—	—	—	—	49,720	—	49,720

Total comprehensive income	—	—	—	—	—	—	—	165,781
Preferred stock redemption	—	(300,000)	—	—	—	—	—	(300,000)
Accretion of discount on preferred stock	—	8,461	—	—	(8,461)	—	—	—
Cash dividends declared on common stock	—	—	—	—	(110,101)	—	—	(110,101)
Cash dividends declared on preferred stock	—	—	—	—	(11,063)	—	—	(11,063)
Effect of stock incentive plan, net	173	—	(32)	1,725	(2,121)	—	4,319	3,891
Common stock dividend declared	—	—	—	(101,051)	—	—	—	(101,051)
Common stock dividend paid	—	—	2,363	98,650	—	—	—	101,013
Common stock issued	11,040	—	3,734	131,562	(4,562)	—	9,020	139,754
Fair value of stock options granted	—	—	—	1,021	—	—	—	1,021

Balance—December 31, 2009	152,988	—	54,293	1,178,992	73,592	(19,816)	(34,207)	1,252,854

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$116,061	$93,591	$153,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,316	14,662	15,287
Stock-based compensation	5,049	5,531	5,138
Provision for credit losses	47,992	28,282	11,875
Net amortization of premiums and accretion of discounts on securities and borrowings	9,592	(3,013)	389
Amortization of other intangible assets	6,887	7,224	7,491
Gains on securities transactions, net	(8,005)	(5,020)	(2,139)
Net impairment losses on securities recognized in earnings	6,352	84,835	17,949
Proceeds from sales of loans held for sale	369,917	55,598	286,299
Gains on loans held for sale, net	(8,937)	(1,274)	(4,785)
Originations of loans held for sale	(381,930)	(55,882)	(34,152)
Gains on sales of assets, net	(605)	(518)	(16,051)
Net deferred income tax benefit	(10,898)	(33,956)	(20,338)
Net change in:
Trading securities	1,286	688,341	583,402
Fair value of borrowings carried at fair value	15,828	(14,049)	(2,748)
Cash surrender value of bank owned life insurance	(5,700)	(10,167)	(11,545)
Accrued interest receivable and other assets	93,116	82,339	(36,384)
Accrued expenses and other liabilities	(166,768)	(1,155)	28,350

Net cash provided by operating activities	104,553	935,369	981,266

Cash flows from investing activities:
Investment securities held to maturity:
Purchases	(967,904)	(574,991)	(167,372)
Maturities, calls and principal repayments	526,637	118,673	113,810
Investment securities available for sale:
Purchases	(503,483)	(722,640)	(1,006,987)
Sales	326,096	262,796	9,959
Maturities, calls and principal repayments	333,041	456,871	221,732
Net change in loans	734,544	(854,870)	(435,166)
Net change in bank owned life insurance	1,727	—	(73,231)
Proceeds from sales of real estate property and equipment	3,713	2,209	41,091
Purchases of real estate property and equipment	(25,282)	(29,877)	(58,482)
Cash and cash equivalents (paid) acquired in acquisition	(285)	35,376	—

Net cash provided by (used in) investing activities	428,804	(1,306,453)	(1,354,646)

Cash flows from financing activities:
Net change in deposits	314,362	426,977	(396,647)
Net change in short-term borrowings	(424,157)	19,735	242,539
Advances of long-term borrowings	—	391,001	1,185,000
Repayments of long-term borrowings	(60,755)	(315,480)	(666,036)
Redemption of junior subordinated debentures	—	(7,689)	(40,000)
Proceeds from issuance of preferred stock and a warrant	—	300,000	—
Redemption of preferred stock	(300,000)	—	—
Dividends paid to preferred shareholders	(12,980)	—	—
Dividends paid to common shareholders	(109,005)	(102,517)	(99,956)
Purchases of common shares to treasury	—	—	(35,478)
Tax benefit from stock-based compensation	—	106	123
Common stock issued, net	140,008	1,993	2,151

Net cash (used in) provided by financing activities	(452,527)	714,126	191,696

Net change in cash and cash equivalents	80,830	343,042	(181,684)
Cash and cash equivalents at beginning of year	580,507	237,465	419,149

Cash and cash equivalents at end of year	$661,337	$580,507	$237,465

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$288,858	$305,216	$347,964
Federal and state income taxes	63,021	46,971	59,208
Supplemental schedule of non-cash investing activities:
Transfer of investment securities held to maturity to available for sale (1)	—	1,059	—
Transfer of investment securities available for sale to trading securities (2)	—	—	820,532
Transfer of investment securities held to maturity to trading securities (2)	—	—	498,949
Transfer of loans to loans held for sale (2)	—	—	254,356

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	67,411	—
Loans	—	812,489	—
Allowance for loan losses	—	(11,410)	—
Premises and equipment, net	—	15,266	—
Bank owned life insurance	—	16,284	—
Accrued interest receivable	—	3,834	—
Goodwill	726	115,318	—
Other intangible assets, net	224	7,476	—
Other assets	—	9,969	—

Total non-cash assets acquired	950	1,036,637	—

Liabilities assumed:
Deposits	—	714,942	—
Short-term borrowings	—	15,415	—
Long-term borrowings	—	133,574	—
Junior subordinated debentures issued to capital trusts	—	25,359	—
Accrued expenses and other liabilities	665	14,927	—

Total liabilities assumed	665	904,217	—

Net non-cash assets acquired	$285	$132,420	$—

Cash and cash equivalents (paid) acquired	$(285)	$35,376	$—
Common stock issued in acquisition	$—	$167,796	$—

(1)	Valley changed its intent to hold two pooled trust preferred securities to maturity after significant deterioration in the issuers’ creditworthiness resulting in other-than-temporary impairment charges of $7.8 million for the year ended December 31, 2008.
(2)	Classification of items changed due to Valley’s election of the fair value option upon adoption of a new accounting principle issued by the Financial Accounting Standards Board.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)

Business

Valley National Bancorp, a New Jersey Corporation (“Valley”), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services through its branch and ATM network throughout northern and central New Jersey, as well as in New York City boroughs of Manhattan, Brooklyn and Queens. The Bank also lends to borrowers outside its branch network. The Bank is subject to intense competition from other financial services companies and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include:

•	a mortgage servicing company;

•	a title insurance agency;

•	asset management advisors which are Securities and Exchange Commission (“SEC”) registered investment advisors;

•	an all-line insurance agency offering property and casualty, life and health insurance;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which owns and services auto loans;

•	a subsidiary which specializes in asset-based lending;

•	a subsidiary which offers financing for general aviation aircraft and servicing for existing commercial equipment leases; and

•	a subsidiary which specializes in health care equipment and other commercial equipment leases.

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

Basis of Presentation

The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 12 below for more detail. Certain prior period amounts have been reclassified to conform to the current presentation. Valley has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (the “FASB”) officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative. The issuance of the ASC affects the way companies refer to U.S. GAAP in financial statements and other disclosures. See “New Authoritative Accounting Guidance” section below for a description of recent accounting pronouncements including the dates of adoption and the effect on the results of operations and financial condition.

On March 31, 2008, the Bank sold its registered broker-dealer subsidiary. The divesture was not accounted for in the accompanying audited financial statements as discontinued operations due to the immaterial nature of this subsidiary’s financial position and results of operations for the periods presented in this report. See Note 2 below for additional disclosures of this transaction.

Valley issued a five percent common stock dividend on May 22, 2009. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $22.9 million and $30.6 million at December 31, 2009 and 2008, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of trading (losses) gains, net. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and are included in trading (losses) gains, net. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets and totaled $139.9 million and $150.5 million at December 31, 2009 and 2008, respectively. Management noted no indicators of impairment for the Federal Home Loan Bank of New York during 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly, Valley evaluates its investment securities classified as held to maturity or available for sale for other-than-temporary impairment. Other-than-temporary impairment means Valley believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of Valley’s adoption of new authoritative guidance under ASC Topic 320, “Investments—Debt and Equity Securities” on January 1, 2009, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, Valley has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that Valley will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but Valley does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. Prior to Valley’s adoption of the new authoritative guidance, total other-than-temporary impairment losses (i.e., both credit and non-credit losses) on debt securities were recognized through earnings with an offset to reduce the amortized cost basis of the applicable debt securities by their entire impairment amount.

To determine whether a security’s impairment is other-than-temporary, Valley considers factors that include, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility, the severity and duration of the decline, its ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term), Valley’s intent to sell security investments, or if it is more likely than not that Valley will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

Interest income on investments includes amortization of purchase premiums and discounts. Realized gains and losses are derived based on the amortized cost of the security sold.

Loans Held for Sale

Loans held for sale consist of conforming residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument by instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in earnings as a component of gains on sales of loans, net. Origination fees and costs related to loans held for sale are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See “Loan Servicing Rights” section below.

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

The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent and its payment is expected solely based on the underlying collateral. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan. Valley has defined the population of impaired loans to be non-accrual loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial and commercial mortgage loans, with principal amounts outstanding over a specific dollar amount. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Collateral dependant impaired loan balances are charged down to the underlying collateral’s fair value, if such fair value is less than the book balance of the loan at the time of the appraisal.

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio and off balance sheet unfunded letters of credits. The Bank’s methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below a predetermined grade are adversely classified. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Additionally, the Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans over a specific dollar amount and all troubled debt restructured loans for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. As required by regulatory guidance, collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.

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

Bank Owned Life Insurance

Valley owns bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested in U.S. Treasury securities and U.S. agency mortgage-backed securities and the majority of the underlying investment portfolio is managed by one independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to an annual assessment for impairment by applying a fair value based test. Valley reviews goodwill annually, or more frequently if a triggering event indicates impairment may have occurred, to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value. If impairment is deemed to exist, an adjustment is posted to earnings in the current period for the difference between the fair value and the carrying amount of the goodwill. Additional fair value assessments of goodwill are required if certain indicators of potential impairment arise after the annual test date.

Other Intangible Assets

Other intangible assets consist of loan servicing rights, core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value and the carrying amount.

Loan Servicing Rights

Loan servicing rights are recorded when purchased or when originated loans are sold, with servicing rights retained. The cost of each originated loan is allocated between the servicing right and the loan (without the servicing right) based on their relative fair values. The fair value of the purchased mortgage servicing rights (“PMSRs”) and internally originated mortgage servicing rights (“OMSRs”) are determined using a method which utilizes servicing income, discount rates, prepayment speeds and default rates specifically relative to Valley’s portfolio for OMSRs.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value.

Stock-Based Compensation

Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is generally the market price of Valley’s stock on the date of grant. For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model.

Fair Value Measurements

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available due to inactive or illiquid markets, fair value is based upon third party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

models that primarily use as inputs, observable market-based parameters. Valuations adjustments may be made to ensure that financial instruments are recorded at fair value, including adjustments based on internal cash flow model projections that utilize assumptions similar to those incorporated by market participants. Other adjustments may include amounts to reflect counterparty credit quality and Valley’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 3—Fair Value Measurement of Assets and Liabilities.

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

Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. See Note 14 for further analysis of Valley’s accounting for income taxes.

Comprehensive Income (Loss)

Valley’s components of other comprehensive income, net of deferred tax, include unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective January 1, 2009); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the unfunded portion of its various employee, officer and director pension plans. Valley reports comprehensive income and its components in the consolidated statements of changes in shareholders’ equity.

Earnings Per Common Share

For Valley, the numerator of both the basic and diluted earnings per common share is net income available to common stockholders (which is equal to net income less dividends on preferred stock and related discount accretion). The weighted average number of common shares outstanding used in the denominator for basic earnings per common share is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are outstanding common stock options and warrants to purchase Valley’s common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
	(in thousands, except for share data)
Net income	$116,061	$93,591	$153,228
Dividends on preferred stock and accretion	19,524	2,090	—

Net income available to common stockholders	$96,537	$91,501	$153,228

Basic weighted-average number of common stock outstanding	144,453,039	136,957,646	132,586,561
Plus: Common stock equivalents	684	75,385	392,641

Diluted weighted-average number of common shares outstanding	144,453,723	137,033,031	132,979,202

Earnings per common share:
Basic	$0.67	$0.67	$1.16
Diluted	$0.67	$0.67	$1.15

Common stock equivalents, in the table above, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.5 million, 5.6 million, and 1.3 million common shares for the years ended December 31, 2009, 2008, and 2007, respectively.

Preferred and Common Dividends

On November 14, 2008, Valley issued 300,000 shares of fixed rate cumulative perpetual preferred stock (the “senior preferred shares”), with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury. Subsequently, Valley incrementally repurchased all 300,000 shares back from the U.S. Treasury during 2009 and effectively ended our participation in the TARP Capital Purchase Program on December 23, 2009. While the senior preferred shares were outstanding to the U.S. Treasury, the shares paid dividends at a rate of five percent per annum. Valley accrued the obligation for the preferred dividends as earned over the period the senior preferred shares were outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.

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

New Authoritative Accounting Guidance

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” Effectively January 1, 2009, Valley early adopted new authoritative accounting guidance issued under ASC Topic 320 that requires an entity to (a) separately present, in the financial statement where the components of accumulated other comprehensive income are reported, amounts recognized in accumulated other comprehensive income related to held-to-maturity and available-for-sale debt securities for which an other-than-temporary impairment has been recognized and (b) recognize in earnings only the portion of the impairment related to a credit loss. This new guidance also requires that management assert (a) it does not have the intent to sell the security, and (b) if the entity does not intend to sell the security, it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis. Valley’s adoption of the new guidance under ASC Topic 320 resulted in an $8.6 million cumulative-effect adjustment, net of taxes to increase retained earnings with an offset to accumulated other comprehensive loss as of January 1, 2009 for the non-credit component of losses on debt securities for which other-than-temporary impairment was previously recognized.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New authoritative accounting guidance issued under ASC Topic 715 provides guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The new guidance requires employers of public and nonpublic entities to disclose more information about (a) how investment allocation decisions are made, (b) major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and (c) inputs used to measure plan assets. These new disclosure requirements under ASC Topic 715 became effective for Valley’s financial statements for the year ended December 31, 2009 and are reported in Note 13 to Valley’s consolidated financial statements.

FASB ASC Topic 805, “Business Combinations.” New authoritative accounting guidance issued under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process previously required whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case. Specific requirements must be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of contingencies. The new guidance is effective for all business combinations closing after January 1, 2009 and could have a significant impact on Valley’s accounting for business combinations on or after such date.

Additional new authoritative accounting guidance under ASC Topic 805, requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” This new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required under ASC Topic 450. The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. ASC Topic 805 is effective for assets or liabilities arising from contingencies in business combinations after January 1, 2009.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Valley’s adoption of the new consolidation guidance under ASC Topic 810 on January 1, 2009 did not have a significant impact on Valley’s financial condition or results of operations.

Accounting Standards Update No. 2009-17 under ASC Topic 810 amends previously issued U.S. GAAP for consolidation of variable interest entities to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new guidance under ASC Topic 810 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Valley adopted the new guidance under ASC Topic 815 on January 1, 2009 and has included the applicable financial statement disclosures in Note 15 below.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Effective January 1, 2009, Valley early adopted new authoritative accounting guidance under ASC Topic 820 for determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are not orderly. The new provision provides additional guidance for estimating fair value and includes additional factors for identifying circumstances that indicate a transaction is not in an orderly market. The model includes evaluating the significance and relevance of the factors to determine whether, based on the weight of the evidence, there has been a significant decrease in the volume and level of activity for the asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transaction or the quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The new guidance also requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the new provisions and to quantify its effects. See Note 3 below for discussion of the impact on valuation of certain investment securities due to the adoption of the new guidance under ASC Topic 820 and the impact to the consolidated financial statements.

Accounting Standards Update No. 2009-05 under ASC Topic 820 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of ASC Topic 820, such as an income approach or a market approach. The update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance also clarifies that the quoted price for an identical liability traded as an asset in an active market would also be a Level 1 measurement, provided that the quoted price does not need to be adjusted to reflect factors specific to the asset that do no apply to the fair value measurement of the liability. Effective September 30, 2009, Valley early adopted the new guidance and it did not have a significant impact on Valley’s consolidated financial statements. However, under the new guidance, the fair value measurement of Valley’s junior subordinated debentures carried at fair value now qualifies as a Level 1 measurement. See Notes 3 and 12 below for further information regarding the valuation technique used for the debentures carried at fair value.

Accounting Standards Update No. 2010-06 under ASC Topic 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new guidance is not expected to have a significant impact on Valley’s consolidated financial statements.

Accounting Standards Update No. 2009-12 under ASC Topic 820 amends Subtopic 820-10 to permit a reporting entity to measure the fair value of certain investments on the basis of net asset value per share of the investment (or its equivalent). This Update also requires new disclosure, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The new guidance under ASC Topic 820 became effective for financial statements issued for periods ending after December 15, 2009. Valley’s adoption of this new authoritative guidance did not have a significant impact on Valley’s financial statements or its disclosures at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new guidelines define (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new guidance under ASC Topic 855 became effective for financial statements issued for periods ending after June 15, 2009 and did not have a significant impact on Valley’s financial statements.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under ASC Topic 860 is effective on January 1, 2010 and is not expected to have a significant impact on Valley’s financial statements.

BUSINESS COMBINATIONS AND DISPOSITIONS (Note 2)

Acquisitions

On November 30, 2009, Masters Coverage Corp., a wholly-owned subsidiary of the Bank, acquired the assets of Samuel M. Berman Company, Inc., an independent insurance agency. Samuel M. Berman Company, Inc. is a retail insurance agency offering property and casualty, and health insurance. The purchase price totaled $950 thousand, consisting of $285 thousand in cash and a $665 thousand note payable, subject to certain customer retention levels and payable over the next four years. The transaction generated approximately $726 thousand in goodwill and $224 thousand in other intangible assets. Other intangible assets consist of a customer list and covenants not to compete with a weighted average amortization period of seven years.

Pro forma results of operations for Samuel M. Berman Company, Inc. for the years ended December 31, 2009, 2008, and 2007 are excluded as the acquisition did not have a material impact on Valley’s financial statements.

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (9.1 million shares) and warrants (described below). The transaction generated approximately $115.8 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Of the $115.8 million in goodwill, $485 thousand was recorded during the second quarter of 2009 relating to the valuation of certain deferred tax assets acquired from Greater Community. Greater Community Bank was merged into Valley National Bank as of the acquisition date.

Valley issued approximately 964 thousand warrants to purchase Valley’s common stock at $18.10 per share which is exercisable beginning July 1, 2010 and expire on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW.”

Pro forma results of operations including Greater Community for the years ended December 31, 2008 and 2007 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. During the fourth quarter of 2007, Valley recorded a $2.3 million ($1.5 million after-taxes) goodwill impairment loss due to its decision to sell the broker-dealer subsidiary. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during 2008 and 2007 and therefore has not been presented as discontinued operations in Valley’s consolidated financial statements.

FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market or, in the absence of a principal market, the most advantageous market for the asset or liability. In estimating fair value, Valley uses valuation techniques that are consistent with the market approach, the income approach and /or the cost approach. Such valuations techniques are consistently applied. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2009 and 2008. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for Sale:
U.S. Treasury securities	$276,285	$276,285	$—	$—
Obligations of states and political subdivisions	33,411	—	33,411	—
Residential mortgage-backed securities	940,505	—	820,652	119,853
Trust preferred securities	36,412	16,320	—	20,092
Corporate and other debt securities	19,042	—	10,868	8,174
Equity securities	46,826	28,098	10,235	8,493

Total available for sale	1,352,481	320,703	875,166	156,612
Trading securities	32,950	—	—	32,950
Loans held for sale (1)	25,492	—	25,492	—
Other assets (2)	7,124	—	7,124	—

Total assets	$1,418,047	$320,703	$907,782	$189,562

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$155,893	$155,893	$—	$—
Other liabilities (2)	1,018	—	1,018	—

Total liabilities	$156,911	$155,893	$1,018	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $25.3 million at December 31, 2009.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for Sale:
U.S. government agency securities	$102,564	$—	$102,564	$—
Obligations of states and political subdivisions	48,191	—	48,191	—
Residential mortgage-backed securities	1,215,386	—	1,215,386	—
Trust preferred securities	29,347	—	29,347	—
Corporate and other debt securities	5,157	—	5,157	—
Equity securities	34,797	13,483	21,314	—

Total available for sale	1,435,442	13,483	1,421,959	—
Trading securities	34,236	—	34,236	—
Loans held for sale (1)	4,542	—	4,542	—
Other assets (2)	3,334	—	3,334	—

Total assets	$1,477,554	$13,483	$1,464,071	$—

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$140,065	$—	$140,065	$—
Other liabilities (2)	2,008	—	2,008	—

Total liabilities	$142,073	$—	$142,073	$—

(1)	The loans held for sale had contractual unpaid principal balances totaling approximately $4.47 million at December 31, 2008.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2008.

The following valuation techniques were used to measure the fair value of financial instruments in the table above on a recurring basis during years ended December 31, 2009 and 2008. All the valuation techniques described below are based upon the unpaid principal balance only for each item selected to be carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. Certain common and preferred equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In accordance with Valley’s early adoption of the new authoritative guidance under ASC Topic 820 on January 1, 2009, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for certain trading securities, consisting of trust preferred securities, under Level 3, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. For a majority of the securities valued under Level 3, the discount rate actually utilized reflected orderly transactions of similar issued securities by the same obligor. The discount rate is further adjusted to reflect a market premium which incorporates, among other variables, illiquidity premiums and variances in the instruments structure. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain trust preferred securities (including three pooled trust preferred securities), corporate debt securities, and private label mortgage-backed securities. The cash flows for the mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities and corporate debt securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer.

For available for sale trust preferred securities and corporate debt securities, the resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. The discount rate for each security was applied using a pricing matrix based on credit, security type and maturity characteristics to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

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

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale during the years ended December 31, 2009 and 2008 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. At December 31, 2009, the junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs, as clarified by the Accounting Standards Update No. 2009-5 under ASC Topic 820 (See Note 1 for more details). The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. Prior to Valley’s adoption of the new authoritative accounting guidance, this valuation technique was considered to have Level 2 inputs based on pre-existing guidance under ASC Topic 820. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see details at Note 12) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the years ended December 31, 2009 and 2008.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using third party prices that are based on discounted cash flow analyses. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009 are summarized below:

	2009
	Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of period	$—		$—
Transfers into Level 3 (1)	34,236		156,820
Total net gains (losses) for the period included in:
Net income	4,414		—
Other comprehensive income	—		22,867
Sales and settlements	(5,700)		(23,075)

Balance, end of period	$32,950		$156,612

Net unrealized gains (losses) included in net income for the period relating to assets held at December 31, 2009 (2)	$7,303	(3)	$(6,352)	(4)

(1)	The amounts presented as transfers into Level 3 represent the fair value as of the beginning of the periods presented. Amounts represent transfers from Level 2 of trust preferred securities, corporate debt securities and private label mortgage-backed securities for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses for the period are included in the above table.
(2)	Represents net gains (losses) that are due to changes in economic conditions and management's estimates of fair value.
(3)	Included in trading (losses) gains, net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The application of ASC Topic 820 also applies to certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, including other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment), goodwill measured at fair value in the second step of a goodwill impairment test, and loan servicing rights, core deposits, other intangible assets, and other long-lived assets measured at fair value for impairment assessment. The following nonrecurring items were adjusted by such fair value measurements during the periods noted.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the year ended December 31, 2009, collateral dependent impaired loans were individually remeasured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. During 2009, impaired loans with a carrying value of $22.5 million were reduced by direct loan charge-offs totaling $4.1 million and specific valuation allowance allocations totaling $1.6 million to a reported fair value of $16.8 million based on collateral values utilizing Level 3 valuation inputs. During 2008, impaired loans with a carrying value of $973 thousand were reduced by specific valuation allowance allocations totaling $252 thousand to a reported fair value of $721 thousand based on collateral values utilizing Level 3 valuation inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan servicing rights. For the years ended December 31, 2009 and 2008, Valley recognized impairment charges on its loan servicing rights totaling $80 thousand and $532 thousand, respectively, through a valuation allowance. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Fair values for each group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Valley’s loan servicing rights had a carrying value of $11.1 million (net of a $612 thousand valuation allowance) at December 31, 2009. See Notes 8 and 9 for further information.

Foreclosed assets. During 2009, certain foreclosed assets (consisting of other real estate owned and other repossessed assets), were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. Other real estate owned and other repossessed assets (consisting entirely of automobiles) measured at fair value upon initial recognition totaled $552 thousand and $11.9 million, respectively, (utilizing Level 3 valuation inputs) during 2009. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs of the allowance for loan losses totaling $436 thousand and $11.2 million, respectively. An other repossessed asset, consisting of one aircraft totaling $854 thousand at December 31, 2009, was remeasured at fair value subsequent to initial recognition during 2009. In connection with the remeasurement of the asset, Valley recognized a loss totaling $1.4 million included in non-interest expense for the year ended December 31, 2009.

There were no other material fair value adjustments incurred for financial or non-financial assets and liabilities carried at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2009, 2008 and 2007:

Reported in Consolidated Statements of Condition at:	Reported in Consolidated Statements of Income at:	Gains (Losses) on Change in Fair Value Years ended December 31,
		2009	2008	2007
		(in thousands)
Assets:	Non-Interest Income:
Held to maturity securities	Net impairment losses on securities recognized in earnings	$—	$(7,846)	$—
Available for sale securities	Net impairment losses on securities recognized in earnings	(6,352)	(76,989)	(17,949)
Trading securities	Trading (losses) gains, net (1)	5,394	(10,883)	4,651
Loans held for sale	Gains on sales of loans, net (2)	8,937	1,274	4,378

Liabilities:	Non-Interest Expense:
Long-term borrowings (3)	Trading (losses) gains, net (4)	—	(1,194)	(1,359)
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net (4)	(15,828)	15,243	4,107

		$(7,849)	$(80,395)	$(6,172)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	For the year ended December 31, 2007, the gains on change in fair value of trading securities include $4.3 million in gains on the change in fair value of interest rate derivative transactions entered into and terminated during the second quarter of 2007.
(2)	For the year ended December 31, 2007, the gains on change in fair value of loans held for sale presented exclude net gains of $407 thousand on loans held for sale that were carried at their contractual principal balance during the first quarter of 2007 (i.e., loans excluded from the adoption of the fair value option under ASC Topic 825). At December 31, 2009, 2008, and 2007, all loans held for sale were carried at fair value.
(3)	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value which had a $40.0 million contractual principal obligation. No long-term borrowings were carried at fair value at December 31, 2009 or 2008.
(4)	For the year ended December 31, 2007, the gains on change in fair value of long-term borrowings excludes $276 thousand in prepayment gains for Valley’s early redemption of two fixed rate Federal Home Loan Bank advances carried at fair value during the first quarter of 2007. The prepayment gains were recognized as a reduction in interest on long-term borrowings for the year ended December 31, 2007.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of financial instruments which were carried on the consolidated statements of financial condition at cost or amortized cost are described below.

The fair value estimates below made at December 31, 2009 and 2008 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$305,678	$305,678	$237,497	$237,497
Interest bearing deposits with banks	355,659	355,659	343,010	343,010
Investment securities held to maturity	1,584,388	1,548,006	1,154,737	1,069,245
Investment securities available for sale	1,352,481	1,352,481	1,435,442	1,435,442
Trading securities	32,950	32,950	34,236	34,236
Loans held for sale, at fair value	25,492	25,492	4,542	4,542
Net loans	9,268,081	9,233,493	10,050,446	10,169,298
Accrued interest receivable	56,245	56,245	57,717	57,717
Federal Reserve Bank and Federal Home Loan Bank stock	139,911	139,911	150,476	150,476
Other assets*	7,124	7,124	3,334	3,334

Financial liabilities:
Deposits without stated maturities	6,464,918	6,464,918	5,611,664	5,611,664
Deposits with stated maturities	3,082,367	3,135,611	3,621,259	3,681,279
Short-term borrowings	216,147	206,296	640,304	635,767
Long-term borrowings	2,946,320	3,115,285	3,008,753	3,455,381
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $155,893 at December 31, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	181,150	180,639	165,390	162,936
Accrued interest payable	7,081	7,081	32,802	32,802
Other liabilities*	1,018	1,018	2,008	2,008

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2009 and 2008.

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. On January 1, 2007, Valley early adopted the fair value measurement option under ASC Topic 825 to measure residential mortgage loans held for sale and the junior subordinated debentures issued to VNB Capital Trust I at fair value as part of its on-going asset/liability management strategy. Valley also elected the fair value option for a small amount of FHLB advances and transferred certain investment securities classified as held to maturity and available for sale to the trading securities portfolio as part of an overall hedging strategy, which also included a series of interest rate derivative transactions totaling $1.0 billion in April 2007. The hedging strategy was terminated in the latter part of the second quarter of 2007 as the derivative transactions did not offset the volatility in the trading securities to the extent expected by Valley. During 2008 and continuing throughout 2009, significant deterioration in the financial markets, including illiquid pricing of several types of investment securities historically traded in by Valley, limited management’s use of the trading securities portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the eligible financial assets and liabilities for which Valley elected the fair value measurement option and for which a cumulative effect adjustment was recorded to retained earnings as of January 1, 2007:

	Carrying Value Prior to Election at January 1, 2007	ASC 825 Transition Adjustment to Retained Earnings	Carrying Value at Fair Value After Adoption at January 1, 2007
	(in thousands)
Assets:
Investment securities:
Held to maturity (1)	$498,949	$18,157	$480,792
Available for sale, cost of $842,229 (1)(2)	820,532	21,697	820,532

Total investment securities	1,319,481	39,854	1,301,324

Loans (3)	254,356	8,684	245,672

Total assets	$1,573,837	$48,538	$1,546,996

Liabilities:
Long-term borrowings (4)	$40,000	$2,145	$42,145
Junior subordinated debentures issued to VNB Capital Trust I (5)	206,186	2,391	208,577

Total liabilities	$246,186	$4,536	$250,722

Pre-tax cumulative effect of adoption of new accounting principle under ASC Topic 825		$53,074
Net unamortized debt issuance costs and loan fees (3)(5)		5,579
Income tax benefit		(15,713)

Cumulative effect of adoption of a new accounting principle		$42,940

(1)	Selected held to maturity and available for sale securities transferred to the trading securities portfolio at January 1, 2007.
(2)	The $21.7 million pre-tax charge to retained earnings was reclassified from unrealized losses on securities available for sale included in accumulated other comprehensive loss, net of a $8.3 million tax benefit at December 31, 2006.
(3)	Selected mortgage loans were transferred to loans held for sale, effectively, on January 1, 2007. The $8.7 million pre-tax charge to retained earnings excludes $95 thousand in unamortized loan origination fees credited to retained earnings at January 1, 2007.
(4)	Represents two fixed rate Federal Home Loan Bank advances redeemed on March 19, 2007.
(5)	The $2.4 million pre-tax charge to retained earnings excludes $5.7 million in unamortized debt issuance costs charged to retained earnings at January 1, 2007.

INVESTMENT SECURITIES (Note 4)

As of December 31, 2009, Valley had approximately $1.6 billion and $1.4 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private mortgage-backed securities, trust preferred securities principally issued by banks (including three pooled securities), perpetual preferred securities issued by banks, equity securities, and bank issued corporate bonds. These investments may pose a higher risk of future impairment charges by Valley as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, many of the bank issuers of trust preferred securities within Valley’s investment portfolio remain participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges. Approximately $9.2 million and $133.7 million of the mortgage-backed securities classified as held to maturity and available for sale securities, respectively, were private label mortgage-backed securities at December 31, 2009, while the remainder of the mortgage-backed securities are issued by U.S. government sponsored agencies. The private mortgage-backed securities classified as held to maturity and available for sale securities had gross unrealized losses of $10 thousand and $10.0 million, respectively, at December 31, 2009.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2009 and 2008 were as follows:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency securities	$—	$—	$—	$—	$24,958	$65	$—	$25,023
Obligations of states and political subdivisions	313,360	3,430	(227)	316,563	201,858	2,428	(701)	203,585
Residential mortgage-backed securities	936,385	17,970	(413)	953,942	593,275	7,076	(785)	599,566
Trust preferred securities	281,836	3,832	(59,516)	226,152	281,824	229	(91,151)	190,902
Corporate and other debt securities	52,807	907	(2,365)	51,349	52,822	2,547	(5,200)	50,169

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006	$1,154,737	$12,345	$(97,837)	$1,069,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$42,507	$(219)	$1,305	$(8)	$43,812	$(227)
Residential mortgage-backed securities	120,101	(404)	2,450	(9)	122,551	(413)
Trust preferred securities	10,702	(89)	121,197	(59,427)	131,899	(59,516)
Corporate and other debt securities	7,206	(338)	17,926	(2,027)	25,132	(2,365)

Total	$180,516	$(1,050)	$142,878	$(61,471)	$323,394	$(62,521)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$27,346	$(661)	$3,853	$(40)	$31,199	$(701)
Residential mortgage-backed securities	36,985	(785)	—	—	36,985	(785)
Trust preferred securities	89,816	(24,111)	88,642	(67,040)	178,458	(91,151)
Corporate and other debt securities	29,389	(4,677)	3,000	(523)	32,389	(5,200)

Total	$183,536	$(30,234)	$95,495	$(67,603)	$279,031	$(97,837)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2009 was 79 compared to 87 at December 31, 2008.

At December 31, 2009, the unrealized losses reported for trust preferred securities relate to 24 single-issuer securities, mainly issued by bank holding companies. Of the 24 trust preferred securities, 12 are investment grade, 1 was non-investment grade, and 11 are not rated as of December 31, 2009. Additionally, $33.6 million of the $59.5 million in unrealized losses at December 31, 2009 relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances.

Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. Beginning in August and October of 2009, the bank issuer elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an agreement with its bank regulators which require, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of December 31, 2009. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities as of December 31, 2009 relate mainly to one investment rated bank issued corporate bond with a $9.0 million amortized cost and a $1.5 million unrealized loss. The security is paying in accordance with its terms. Additionally, management analyzes the performance of the corporate and other debt issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution. Due to an illiquid and inactive market during 2009, Valley used Level 3 fair value measurements for 30 and 7 individual trust preferred securities and corporate bonds, respectively, out of a total of 40 and 12 of such instruments, respectively, classified as held to maturity at December 31, 2009. See Note 3 for further details regarding the valuation techniques used for investment securities.

Management does not believe that any individual unrealized loss as of December 31, 2009 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

At December 31, 2008, Valley recorded $7.8 million of other-than-temporary impairment charges on two of the three pooled trust preferred securities owned by Valley, principally collateralized by securities issued by banks, included in trust preferred securities within the held to maturity portfolio. After the impairment, management no longer had a positive intent to hold the pooled securities to their maturity dates due to the significant deterioration in both issuers’ creditworthiness. As a result and in accordance with U.S. GAAP, we were required to transfer these securities, with a total adjusted carrying value of $1.1 million at the time of transfer, from the held to maturity portfolio to the available for sale portfolio at December 31, 2008. See the “Available for Sale” section below for further discussion of these pooled trust preferred securities.

As of December 31, 2009, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $423.2 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2009 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$136,614	$136,681
Due after one year through five years	66,055	66,867
Due after five years through ten years	78,890	80,530
Due after ten years	366,444	309,986
Residential mortgage-backed securities	936,385	953,942

Total investment securities held to maturity	$1,584,388	$1,548,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 1.7 years at December 31, 2009 and 16.6 years at December 31, 2008.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2009 and 2008 were as follows:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$277,429	$—	$(1,144)	$276,285	$—	$—	$—	$—
U.S. government agency securities	—	—	—	—	101,787	785	(8)	102,564
Obligations of states and political subdivisions	32,724	722	(35)	33,411	47,371	930	(110)	48,191
Residential mortgage-backed securities	911,186	39,537	(10,218)	940,505	1,229,248	21,692	(35,554)	1,215,386
Trust preferred securities*	56,636	117	(20,341)	36,412	49,621	25	(20,299)	29,347
Corporate and other debt securities	22,578	198	(3,734)	19,042	11,919	—	(6,762)	5,157
Equity securities	49,112	1,956	(4,242)	46,826	49,383	31	(14,617)	34,797

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481	$1,489,329	$23,463	$(77,350)	$1,435,442

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities available for sale at December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$276,285	$(1,144)	$—	$—	$276,285	$(1,144)
Obligations of states and political subdivisions	395	(4)	1,688	(31)	2,083	(35)
Residential mortgage-backed securities	11,318	(245)	122,031	(9,973)	133,349	(10,218)
Trust preferred securities	—	—	34,622	(20,341)	34,622	(20,341)
Corporate and other debt securities	1,878	(57)	6,296	(3,677)	8,174	(3,734)
Equity securities	—	—	35,901	(4,242)	35,901	(4,242)

Total	$289,876	$(1,450)	$200,538	$(38,264)	$490,414	$(39,714)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$1,004	$(8)	$—	$—	$1,004	$(8)
Obligations of states and political subdivisions	3,515	(109)	856	(1)	4,371	(110)
Residential mortgage-backed securities	191,002	(24,902)	55,948	(10,652)	246,950	(35,554)
Trust preferred securities	18,334	(8,159)	8,948	(12,140)	27,282	(20,299)
Corporate and other debt securities	1,656	(290)	3,500	(6,472)	5,156	(6,762)
Equity securities	19,815	(11,092)	8,802	(3,525)	28,617	(14,617)

Total	$235,326	$(44,560)	$78,054	$(32,790)	$313,380	$(77,350)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2009 was 82 compared to 190 at December 31, 2008. The unrealized losses for residential mortgage-backed securities relate primarily to 20 individual private label mortgage-backed securities. Of these securities, 11 securities had investment grade ratings and 9 had a non-investment grade rating at December 31, 2009. Four of the nine non-investment grade securities were found to be other-than-temporarily impaired during 2009 (one security was previously impaired at December 31, 2008) based on management’s impairment analysis. See discussion below for more details regarding our unrealized loss positions at December 31, 2009 and our impairment analysis.

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns a total of 20 individual private label mortgage-backed securities with a combined amortized cost of $133.7 million and unrealized losses totaling $10.0 million. Valley estimates loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at December 31, 2009. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 20 private label mortgage-backed securities were as follows: a CDR of 0 percent to 11.9 percent, a loss severity rate of 12.9 percent to 56.6 percent, and a CPR of 0.8 percent to 26.4 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, Valley recognized net impairment losses on securities in earnings totaling $5.7 million due to estimated credit losses for other-than-temporarily impaired private label mortgage-backed securities. The net impairment losses recorded during 2009 relate to four private label mortgage-backed securities. One of the four securities was originally found to be other-than-temporarily impaired at December 31, 2008. Due to Valley’s early adoption of the new authoritative accounting guidance under ASC Topic 320 on January 1, 2009, the amortized cost for this security was increased by a total of $6.2 million at January 1, 2009 for the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008. In evaluating the range of likely future cash flows for each of the four securities, Valley applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the four securities in which Valley recorded an other-than-temporary impairment, the range of expected default rates, loss severities, prepayment speeds, loan-to-value ratios at origination and FICO scores used in modeling scenarios for the four impaired securities were generally as follows: a CDR of 4.9 percent to 11.9 percent, a loss severity rate of 51.2 percent to 56.6 percent, a CPR of 10.2 percent to 26.4 percent, weighted average loan to value ratios at origination between 59.0 percent to 72.3 percent, and the average portfolio FICO score ranged between 713 and 727 at December 31, 2009. Each security’s cash flows were discounted at the security’s effective interest rate. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

At December 31, 2009, the unrealized losses for trust preferred securities in the tables above relate to 16 single-issuer bank trust preferred securities and 3 pooled trust preferred securities. All the single-issuer trust preferred securities classified as available for sale had investment grade ratings at December 31, 2009. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, as previously noted above, management analyzes the performance of the bank issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution and have maintained performance levels adequate to support the contractual cash flows of the securities.

Valley owns three pooled trust preferred securities, collateralized by securities principally issued by banks, with a combined amortized cost and fair value of $25.8 million and $10.9 million, respectively. Two of the three securities were other-than-temporarily impaired at December 31, 2008 (and transferred to the available for sale portfolio as previously mentioned above), and resulted in an impairment charge of $7.8 million to earnings, as each of Valley’s tranches in the two securities had projected cash flows below their future contractual principal and interest payments. Due to Valley’s early adoption of the new authoritative accounting guidance included in ASC Topic 320 on January 1, 2009, the amortized cost amounts for these securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008. At December 31, 2009, we recognized additional estimated credit losses of $183 thousand (reclassified from other comprehensive income to earnings) for one of the two previously impaired pooled trust preferred securities as higher default rates decreased the expected future cash flows from the security. This pooled trust preferred security has 66 total issuers, out of which there were 3 banks in default and 15 banks that deferred interest payments. These issuers’ securities collectively amounted to 19.9 percent of the total value of the pooled securities. An additional eight percent of the overall collateral would need to default before Valley’s tranche would experience a break in yield. The other previously impaired pooled trust preferred security has 60 total issuers, out of which there were 7 banks in default and 7 banks that deferred interest payments. These issuers’ securities collectively amounted to 16.4 percent of the total value of the pooled securities. An additional 12 percent of the overall collateral would need to default before the tranche would experience a break in yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After all impairment charges, the two pooled trust preferred securities had a combined amortized cost and fair value of $8.4 million and $705 thousand, respectively, at December 31, 2009. Based upon management’s assessment, the total unrealized loss of $7.7 million on the two securities at December 31, 2009 is solely attributable to factors other than credit.

The one other pooled trust preferred security’s rating was downgraded from BBB- to BB- by S&P in March 2009 and from a rating equivalent of AA to A by Moody’s in August 2009 with a stable outlook. The security is performing in accordance with its contractual terms and management has no present intent to sell, nor is it more likely than not that Valley will be required to sell such security before market price recovery, which could be maturity. The overall issuance of approximately $183 million and 40 total issuers includes five banks that deferred interest payments and two banks in default of payment. These issuers’ securities collectively amounted to 14.2 percent of the total value of the pooled securities. An additional 47.5 percent of the overall collateral would need to default before the tranche would experience a break in yield. As part of its impairment analysis, management reviewed the underlying banks’ current financial performance, as well as their participation in the U.S. Treasury’s TARP Capital Purchase Program, if applicable, to assist management in applying the appropriate constant default rate to its cash flow projections for the security. At December 31, 2009, no other-than-temporary impairment was recorded for the security, as Valley’s super senior tranche of this security had projected cash flows no less than their future contractual principal and interest payments. The S&P and Moody’s downgrades to the security’s ratings in March and August 2009, respectively, did not change management’s assessment that the security is temporarily impaired.

Unrealized losses reported for corporate and other debt securities relate mostly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $3.7 million unrealized loss. The security is paying in accordance with its contractual terms. Additionally, management analyzes the performance of the corporate and other debt issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory filings, if applicable, to assess credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers have maintained performance levels adequate to support the contractual cash flows of the securities and, if applicable, appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to perpetual preferred securities. As allowed under the guidance issued by the Office of the Chief Accountant of the SEC in October 2008, these hybrid investments are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2009. Based on this analysis, management believes the declines in fair value are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the credit worthiness of the issuers. All of the perpetual preferred securities with unrealized losses at December 31, 2009 have investment grade ratings and are currently performing and paying quarterly dividends.

For the years ended December 31, 2009 and 2008, Valley recognized other-than-temporary impairment charges of $434 thousand and $70.6 million, respectively, on equity securities classified as available for sale. The 2009 impairment charge relates to one common equity security issued by a bank with an adjusted carrying value of $723 thousand at December 31, 2009. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price. For the year-ended December 31, 2008, the majority of the impairment charges related to perpetual preferred equity securities issued by Fannie Mae and Freddie Mac as a significant decline in market value of these securities was caused by the U.S. government placing these entities into conservatorship and suspending their preferred stock dividends during the third quarter of 2008. We also recorded a total of $733 thousand in other-than-temporary impairment charges on three common equity securities and one preferred equity security issued by banks during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not believe that any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment, except for the four private label mortgage-backed securities, one pooled trust preferred security and one equity security discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of December 31, 2009, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $662.4 million.

The contractual maturities of investments in debt securities available for sale at December 31, 2009, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$12,270	$12,417
Due after one year through five years	296,728	296,073
Due after five years through ten years	10,818	10,973
Due after ten years	69,551	45,687
Residential mortgage-backed securities	911,186	940,505
Equity securities	49,112	46,826

Total investment securities available for sale	$1,349,665	$1,352,481

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2009 and 2008 was 4.6 years and 9.1 years, respectively.

Net impairment losses on securities recognized in earnings for the years ended December 31, 2009, 2008, 2007 are set forth in the following table:

	2009	2008	2007
	(in thousands)
Held to Maturity:
Trust preferred securities	$—	$7,846	$—

Available for sale:
Residential mortgage-backed securities	5,735	6,435	—
Trust preferred securities	183	—	—
Equity securities	434	70,554	17,949

Net impairment losses on securities recognized in earnings	$6,352	$84,835	$17,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Sales transactions:
Gross gains	$8,006	$10,326	$2,171
Gross losses	(36)	(5,599)	(123)

	$7,970	$4,727	$2,048

Maturities and other securities transactions:
Gross gains	$79	$317	$91
Gross losses	(44)	(24)	—

	$35	$293	$91

Gains on securities transactions, net	$8,005	$5,020	$2,139

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

The following table presents the changes in the credit loss component of the amortized cost of debt securities classified as either held to maturity or available for sale that Valley has written down for such loss as an other-than-temporary impairment recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. Other-than-temporary impairment recognized in earnings in the year ended December 31, 2009, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Changes in the credit loss component of credit impaired debt securities during the year ended December 31, 2009 were as follows:

2009
(in thousands)
Balance, beginning of period	$549
Additions:
Initial credit impairments	2,605
Subsequent credit impairments	3,747
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(348)

Balance, end of period	$6,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Securities

The fair value of trading securities at December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Trust preferred securities	$32,950	$34,236

Total trading securities	$32,950	$34,236

Interest income on trading securities totaled $3.8 million, $8.3 million, and $52.8 million for years ended December 31, 2009, 2008 and 2007, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2009 and 2008 was as follows:

	2009	2008
	(in thousands)
Commercial and industrial loans	$1,801,251	$1,965,372

Mortgage:
Construction	440,046	510,519
Residential mortgage	1,943,249	2,269,935
Commercial real estate	3,500,419	3,324,082

Total mortgage loans	5,883,714	6,104,536

Consumer:
Home equity	566,303	607,700
Credit card	10,025	9,916
Automobile	1,029,958	1,364,343
Other consumer	78,820	91,823

Total consumer loans	1,685,106	2,073,782

Total loans	$9,370,071	$10,143,690

Total loans are net of unearned discount and deferred loan fees totaling $8.7 million and $4.8 million at December 31, 2009 and 2008, respectively.

Much of Valley’s lending activity occurs within the State of New Jersey and the New York City metropolitan area. The majority of Valley’s loan portfolio consists of commercial and industrial, commercial real estate, and residential mortgage loans. A prolonged broad-based deterioration in economic conditions within these markets, including a continued decline in real estate values, higher unemployment, and an increase in commercial property vacancies, could have a material adverse impact on the quality of Valley’s loan portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2009, adjusted for changes in directors, executive officers and their affiliates:

2009
(in thousands)
Outstanding at beginning of year	$133,015
New loans and advances	55,496
Repayments	(20,733)
Sales of loans	(842)

Outstanding at end of year	$166,936

All loans to related parties are performing as of December 31, 2009.

Asset Quality

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Loans past due in excess of 90 days and still accruing	$5,125	$15,557

Non-accrual loans	$91,964	$33,073
Other real estate owned	3,869	8,278
Other repossessed assets	2,565	4,317

Total non-performing assets	$98,398	$45,668

Troubled debt restructured loans	$19,072	$7,628

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.5 million, $2.7 million and $2.8 million for the years ended December 31, 2009, 2008, and 2007, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans totaled $3 thousand, $9 thousand and $45 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.

Information about impaired loans as of December 31, 2009 and 2008 follows:

	2009	2008
	(in thousands)
Impaired loans for which there was a specific related allowance for loan losses	$45,986	$10,491
Other impaired loans	28,554	11,882

Total impaired loans	$74,540	$22,373

Related allowance for loan losses	$7,314	$2,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average balance of impaired loans during 2009, 2008 and 2007 was approximately $49.8 million, $25.3 million and $23.8 million, respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $3.1 million for 2009, $984 thousand for 2008, and $1.3 million for 2007. Interest was not collected on these impaired loans during these periods.

ALLOWANCE FOR CREDIT LOSSES (Note 6)

Transactions recorded in the allowance for credit losses during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
		(in thousands)
Beginning balance—Allowance for credit losses	$94,738	$74,935	$74,718
Less net charge-offs:
Loans charged-off	(42,465)	(22,663)	(15,135)
Charged-off loans recovered	3,390	2,774	3,477

Net charge-offs	(39,075)	(19,889)	(11,658)
Additions from acquisition	—	11,410	—
Provision charged for credit losses	47,992	28,282	11,875

Ending balance—Allowance for credit losses	$103,655	$94,738	$74,935

Components of allowance for credit losses:
Allowance for loan losses	101,990	93,244	72,664
Reserve for unfunded letters of credit	1,665	1,494	2,271

Allowance for credit losses	$103,655	$94,738	$74,935

Components of provision for credit losses:
Provision for loan losses	47,821	29,059	12,751
Provision for unfunded letters of credit	171	(777)	(876)

Provision for credit losses	$47,992	$28,282	$11,875

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2009 and 2008, premises and equipment, net consisted of:

	2009	2008
	(in thousands)
Land	$56,304	$58,398
Buildings	180,609	176,630
Leasehold improvements	58,215	48,885
Furniture and equipment	163,109	151,706

	458,237	435,619
Accumulated depreciation and amortization	(191,836)	(179,276)

Total premises and equipment, net	$266,401	$256,343

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $15.3 million, $14.7 million and $15.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of the Bank, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.3 billion, $1.2 billion and $1.3 billion at December 31, 2009, 2008 and 2007, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

The Bank is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by the Bank. The Bank serviced a total of $37.8 million, $47.4 million and $52.6 million of SBA loans at December 31, 2009, 2008 and 2007, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition. The following table summarizes the change in loan servicing rights during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$9,824	$12,191	$13,810
Purchase and origination of loan servicing rights	5,012	990	2,345
Amortization expense	(3,114)	(3,357)	(3,964)

Balance at end of year	$11,722	$9,824	$12,191

Valuation allowance:
Balance at beginning of year	$(532)	$—	$—
Impairment adjustment	(80)	(532)	—

Balance at end of year	$(612)	$(532)	$—

Balance at end of year net of valuation allowance	$11,110	$9,292	$12,191

Loan servicing rights are accounted for using the amortization method. See the “Loan Servicing Rights” sections of Notes 1 and 3 above for further details. Based on market conditions at December 31, 2009, amortization expense related to the loan servicing rights is expected to aggregate approximately $9.1 million through 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
			(in thousands)
Balance at December 31, 2007	$18,192	$54,537	$57,020	$50,086	$179,835
Goodwill related to bank subsidiary sold	(100)	—	—	—	(100)
Goodwill from business combinations	93	39,103	50,736	25,479	115,411

Balance at December 31, 2008	18,185	93,640	107,756	75,565	295,146
Goodwill from business combinations	793	165	213	107	1,278

Balance at December 31, 2009	$18,978	$93,805	$107,969	$75,672	$296,424

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During 2009, Valley recorded $726 thousand in goodwill in connection with the acquisition of Samuel M. Berman Company, Inc by a wholly-owned subsidiary of the Bank, $485 thousand in goodwill related to a valuation adjustment of certain deferred tax assets acquired from Greater Community on July 1, 2008, and $67 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement.

During 2008, we recorded $115.3 million in goodwill in connection with the acquisition of Greater Community and $93 thousand in goodwill from an earn-out payment resulting from the acquisition by Valley in 2006.

During 2007, Valley recorded a $2.3 million goodwill impairment charge due to its decision to sell its broker-dealer subsidiary, Glen Rauch Securities, Inc. On March 31, 2008, Valley sold the broker-dealer subsidiary resulting in $100 thousand reduction in goodwill during the first quarter of 2008. See Note 2 for further details on this transaction.

No impairment losses on goodwill or intangibles, except for loan servicing rights, were incurred in the years ended December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other intangible assets as of December 31, 2009 and 2008:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2009
Loan servicing rights	$70,885	$(59,163)	$(612)	$11,110
Core deposits	25,584	(13,859)	—	11,725
Other	4,057	(2,587)	—	1,470

Total other intangible assets	$100,526	$(75,609)	$(612)	$24,305

December 31, 2008
Loan servicing rights	$66,624	$(56,800)	$(532)	$9,292
Core deposits	38,177	(23,028)	—	15,149
Other	5,792	(4,279)	—	1,513

Total other intangible assets	$110,593	$(84,107)	$(532)	$25,954

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “Other” included in the table below consists of customer lists and covenants not to compete, which are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. We recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, of $6.9 million, $7.2 million, and $7.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2010	$2,907	$2,985	$303
2011	2,298	2,544	268
2012	1,659	2,104	251
2013	1,278	1,663	148
2014	940	1,223	84

DEPOSITS (Note 10)

Included in time deposits at December 31, 2009 and 2008 are certificates of deposit over $100 thousand of $1.4 billion and $1.7 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $15.3 million, $37.8 million and $57.8 million in 2009, 2008 and 2007, respectively.

The scheduled maturities of time deposits as of December 31, 2009 are as follows (in thousands):

2010	$2,226,149
2011	326,530
2012	196,869
2013	79,957
2014	120,741
Thereafter	132,121

Total time deposits	$3,082,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits from certain directors, executive officers and their affiliates totaled $68.9 million and $57.4 million at December 31, 2009 and 2008, respectively.

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)
Securities sold under agreements to repurchase	$206,542	$335,510
FHLB advances	—	300,000
Treasury tax and loan	9,605	4,794

Total short-term borrowings	$216,147	$640,304

The weighted average interest rate for short-term borrowings at December 31, 2009 and 2008 was 0.64 percent and 1.99 percent, respectively.

At December 31, 2009 and 2008, long-term borrowings consisted of the following:

	2009	2008
	(in thousands)
FHLB advances	$2,189,358	$2,214,784
Securities sold under agreements to repurchase	655,000	689,000
Subordinated debt	100,000	100,000
Other	1,962	4,969

Total long-term borrowings	$2,946,320	$3,008,753

The FHLB advances included in long-term debt had a weighted average interest rate of 4.20 percent at December 31, 2009 and 4.21 percent at December 31, 2008. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense of $93.7 million, $92.8 million, and $69.9 million was recorded on FHLB advances during the years ended December 31, 2009, 2008 and 2007, respectively.

The FHLB advances are scheduled for repayment as follows (in thousands):

2010	$62,693
2011	122,475
2012	28,320
2013	1,102
2014	102
Thereafter	1,974,666

Total long-term FHLB advances	$2,189,358

The majority of the long-term FHLB advances are callable by the issuer for redemption prior to their scheduled maturity date. Advances with scheduled maturities beyond 2014 reported in the table above include $1.6 billion in advances which are callable during 2010 and have interest rates ranging from 2.27 percent to 4.99 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities sold under repurchase agreements to FHLB and other counterparties included in long-term debt totaled $655.0 million and $689.0 million at December 31, 2009 and 2008, respectively. The weighted average interest rate for this debt was 4.27 percent and 4.21 percent at December 31, 2009 and 2008, respectively. Interest expense of $28.9 million, $28.0 million, and $26.6 million was recorded during the years ended December 31, 2009, 2008 and 2007, respectively. The schedule for repayment is as follows (in thousands):

2010	$—
2011	85,000
2012	—
2013	—
2014	—
Thereafter	570,000

Total long-term securities sold under agreements to repurchase	$655,000

On July 13, 2005, the Bank issued $100 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year.

The fair market value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.1 billion and $1.4 billion at December 31, 2009 and 2008, respectively.

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

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value on January 1, 2007. Net trading gains (losses) included non-cash losses of $15.8 million for the year ended December 31, 2009 and non-cash gains of $15.2 million and $4.1 million for the years ended December 31, 2008 and 2007, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2009:

	December 31, 2009
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$155,893	$25,257
Contractual principal balance	$157,024	$24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $514 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effect of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

The junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III had total carrying values of $140.1 million and $25.3 million, respectively, and total contractual principal balances of $157.0 million and $24.7 million, respectively, at December 31, 2008. The trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III had total face values of $152.3 million and $24.0 million, respectively, at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities held by Valley were surrendered to and cancelled by the trust in exchange for the redemption of 317 thousand junior subordinated debentures with a total par value of $7.9 million. As a result of the redemption, Valley recognized a $417 thousand gain within the other non-interest income category of the consolidated statements of income during the third quarter of 2008.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at December 31, 2009 and 2008. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of December 31, 2009 and 2008, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

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

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the qualified and non-qualified plans at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$90,429	$80,855
Service cost	5,216	4,590
Interest cost	5,059	4,794
Plan amendments	221	301
Actuarial (gain) loss	(440)	2,594
Benefits paid	(2,953)	(2,705)

Projected benefit obligation at end of year	$97,532	$90,429

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$60,673	$69,676
Actual return on plan assets	11,172	(11,403)
Employer contributions	5,113	5,105
Benefits paid	(2,953)	(2,705)

Fair value of plan assets at end of year	$74,005	$60,673

Funded Status	$(23,527)	$(29,756)

Liability recognized	$(23,527)	$(29,756)

Accumulated benefit obligation at end of year	$86,377	$79,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of net periodic pension expense of Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $1.1 million of the net actuarial loss and $641 thousand of prior service cost reported in the following table as of December 31, 2009 as a component of net periodic pension expense during 2010.

	2009	2008
	(in thousands)
Net actuarial loss	$26,176	$32,608
Prior service cost	2,981	3,399
Deferred tax benefit	(12,224)	(15,107)

Total	$16,933	$20,900

The Bank’s non-qualified plan has an accumulated benefit obligation in excess of plan assets as follows:

	2009	2008
	(in thousands)
Projected benefit obligation	$10,090	$9,739
Accumulated benefit obligation	9,702	9,396
Fair value of plan assets	—	—

In determining rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2009 and 2008 were:

	2009	2008
Discount rate	6.00%	5.75%
Future compensation increase rate	3.50	3.50

Components of net periodic pension expense for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Service cost	$5,216	$4,590	$4,393
Interest cost	5,059	4,794	4,383
Expected return on plan assets	(6,040)	(5,900)	(5,370)
Recognized prior service cost	640	597	546
Recognized actuarial loss	858	371	268

Total net periodic pension expense	$5,733	$4,452	$4,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	2009	2008
	(in thousands)
Net actuarial (gain) loss	$(5,572)	$19,897
Prior service cost	221	301
Amortization of prior service cost	(640)	(597)
Amortization of actuarial loss	(858)	(371)

Total recognized in other comprehensive income	$(6,849)	$19,230

Total recognized in net periodic pension expense and other comprehensive income (before tax)	$(1,116)	$23,682

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009
(in thousands)
2010	$4,179
2011	4,580
2012	4,963
2013	5,207
2014	5,841
2015 to 2019	34,209

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2009, 2008, and 2007 were:

	2009	2008	2007
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.00	8.50	8.50
Rate of compensation increase	3.50	3.75	3.75

The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change or when asset class returns are expected to change for the long-term. The 2009 expected return was adjusted downward in light of the severe negative impact of the financial crisis beginning in 2008 on the fair value of the qualified plan assets and the asset classes available for investment and the expectation of future increases in inflationary pressure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s qualified plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category were as follows:

	2009	2008
Common stocks	43%	34%
U.S. Treasury securities	17	19
Bonds	19	18
Mutual Funds	10	8
Money market funds	5	15
U.S. government agency securities	4	4
Trust preferred securities	2	2

Total investments	100%	100%

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

In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are mostly a conservative mix of U.S. Treasury securities, U.S. government agency securities, mutual funds primarily indexed to the performance of Fortune 500 U.S. companies, high quality corporate bonds, various types of domestic and foreign common equity securities, trust preferred securities (mainly issued by VNB Capital Trust I—see Note 12), and a U.S. Treasury based money market fund. The qualified plan’s exposure to a concentration of credit risk is limited by the Bank’s Pension Committee’s diversification of the investments into various investment options with multiple asset managers. The Pension Committee engages an investment management advisory firm that regularly monitors the performance of the asset managers and ensures they are within compliance of the policies adopted by the Trustees. If the risk profile and overall return of assets managed are not in line with the risk objectives or expected return benchmarks for the qualified plan, the advisory firm may recommend the termination of an asset manager to the Pension Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the qualified plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 for further details regarding the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Common stocks	$31,760	$31,760	$—	$—
U.S. Treasury securities	12,818	12,818	—	—
Bonds	13,889	—	13,889	—
Mutual Funds	7,463	7,463	—	—
Money market funds	3,323	3,323	—	—
U.S. government agency securities	3,095	—	3,095	—
Trust preferred securities	1,657	1,657	—	—

Total investments	$74,005	$57,021	$16,984	$—

Common stocks, U.S. Treasury securities, mutual funds, money market funds, and trust preferred securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Bond and U.S. government agency securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are derived from market quotations and matrix pricing obtained through an independent pricing service. Such fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The qualified plan held 62,752 shares of VNB Capital Trust I preferred securities at December 31, 2009 and 2008. These shares had fair values of approximately $1.6 million and $1.4 million at December 31, 2009 and 2008, respectively. Dividends received on Valley trust preferred shares were $122 thousand for each of the years ended December 31, 2009 and 2008.

Valley expects to contribute approximately $5.0 million to the qualified plan during 2010 based upon actuarial estimates.

Director Plans

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was approximately $1.8 million and 6.00 percent, respectively, at December 31, 2009, and $1.8 million and 5.75 percent, respectively, at December 31, 2008. As of December 31, 2009 and 2008, the entire obligation was included in other liabilities and $434 thousand (net of a $234 thousand tax benefit) and $454 thousand (net of a $245 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. An expense of $250 thousand, $225 thousand and $240 thousand has been recognized for the Directors’ retirement plan in the years ended December 31, 2009, 2008 and 2007, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merge these plans into its existing non-qualified plans. Collectively, at December 31, 2009 and 2008, the remaining obligations under these plans were $8.5 million and $10.3 million, respectively, of which $5.5 million and $7.1 million, respectively, were funded. As of December 31, 2009 and 2008, the entire obligations were included in other liabilities and $1.8 million (net of a $1.3 million tax benefit) and $1.9 million (net of a $1.3 million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.8 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $2.4 million, $6.4 million and $6.3 million during 2009, 2008 and 2007, respectively.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009. This Act and the regulations issued by the U.S. Treasury under the Act, among other things, prohibited the payment or accrual of any bonus, retention award or incentive compensation to any of the five highest paid executive officers of Valley named in Valley’s most recent Proxy Statement and its next 10 most highly compensated employees during the period when the U.S. Treasury owned any debt or equity securities (excluding warrants) issued by Valley under the TARP Capital Purchase Program. The prohibition exempted awards of long-term restricted stock that did not exceed one-third of the total annual compensation of the executive and were subject to certain vesting restrictions and clawback provisions. The prohibition ceased to apply to Valley on December 23, 2009 after Valley repurchased the remaining senior preferred shares issued to U.S. Treasury under the Capital Purchase Program.

Savings Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participants’ investment elections. The Bank recorded $1.4 million in expense for contributions to the plan for the year ended December 31, 2009 and $1.3 million for each of the years ended December 31, 2008 and 2007.

Stock-Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “2009 LTSIP”), adopted by Valley’s Board of Directors on November 17, 2008 and was approved by its shareholders on April 14, 2009. The 2009 LTSIP replaced the 1999 Long-Term Stock Incentive Plan which expired on January 19, 2009, with approximately 1.7 million unissued shares remaining. The 2009 LTSIP is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the 2009 LTSIP is to provide additional incentive to officers and key employees of Valley and its subsidiaries whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.4 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or on the last date proceeding such date on which a sale was reported. An incentive stock option’s maximum term to exercise is 10 years from the date of grant and is subject to a vesting schedule.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $4.9 million, $5.4 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. These expenses included $599 thousand, $1.1 million and $143 thousand, respectively, which was immediately recognized for stock awards granted to retirement eligible employees. The fair values of all other stock awards are expensed over the vesting period. As of December 31, 2009, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $7.1 million and will be recognized over an average remaining vesting period of approximately 2.4 years.

Stock Options. The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The results are based on assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with remaining term of approximately the same as the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2009, 2008, and 2007:

	2009	2008	2007
Risk-free interest rate	1.1 - 4.0%	1.1 - 4.0%	3.4 - 5.1%
Dividend yield	4.5%	4.5%	4.3%
Volatility	24.0%	24.0%	21.0%
Expected term (in years)	6.7	6.7	7.3

A summary of stock options activity as of December 31, 2009, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2009		2008		2007
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,353,305	$19	3,740,143	$19	3,828,690	$19
Granted*	7,575	12	217,565	17	274,605	18
Exercised	(5,000)	12	(498,640)	15	(307,616)	14
Forfeited or expired	(193,148)	16	(105,763)	18	(55,536)	20

Outstanding at end of year	3,162,732	20	3,353,305	19	3,740,143	19

Exercisable at year-end	2,574,162	20	2,396,913	19	2,570,435	18

Weighted-average fair value of options granted during the year	$2.63		$2.63		$2.90

*	During 2009, all stock options granted were to non-executive officers and employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007 were $9 thousand, $2.9 million and $2.1 million, respectively. As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options to be amortized over an average remaining vesting period of approximately 2.2 years. Cash received from stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $61 thousand, $7.3 million and $4.3 million, respectively. Treasury stock and available authorized common shares were issued for stock options exercised.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 11 - 16	82,084	1.6	$14	73,932	$14
16 - 18	442,681	4.5	16	274,114	16
18 - 20	915,887	3.7	18	784,038	18
20 - 22	506,654	5.7	20	409,948	20
22 - 24	1,215,426	5.3	22	1,032,130	22

11 - 24	3,162,732	4.7	20	2,574,162	20

As of December 31, 2009, the aggregate intrinsic value of options exercisable was $27 thousand, with a weighted average remaining contractual term of 4.1 years. As of December 31, 2009, the aggregate intrinsic value of options outstanding was $43 thousand.

Restricted Stock. Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2009 LTSIP. Compensation expense is measured based on the grant-date fair value of the shares and is amortized into salary expense on a straight-line basis over the vesting period.

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2009, 2008 and 2007:

	Restricted Stock Awards Outstanding
	2009	2008	2007
Outstanding at beginning of year	516,759	424,985	471,975
Granted	158,405	257,419	108,199
Vested	(184,550)	(152,969)	(147,248)
Forfeited	(10,872)	(12,676)	(7,941)

Outstanding at end of year	479,742	516,759	424,985

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $3.9 million, $4.0 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $5.8 million of total unrecognized compensation cost related to nonvested restricted shares to be amortized over the weighted average remaining vesting period of approximately 2.4 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. There were 20,479 shares, 23,072 shares, and 21,870 shares granted for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 103,178 shares outstanding under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES (Note 14)

Income tax expense consists of the following for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Current expense:
Federal	$49,790	$38,876	$63,445
State	12,592	12,014	8,591

	62,382	50,890	72,036
Deferred benefit:
Federal and State	(10,898)	(33,956)	(20,338)

Total income tax expense	$51,484	$16,934	$51,698

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$42,466	$39,070
Depreciation	4,056	5,455
Pension plans	8,368	11,560
Employee benefits	8,270	7,606
Investment securities	40,863	62,296
State net operating loss carryforwards	45,228	36,573
Other	23,090	26,533

Total deferred tax assets	172,341	189,093
Deferred tax liabilities:
Purchase accounting	4,562	5,774
Other	33,300	33,164

Total deferred tax liabilities	37,862	38,938

Net deferred tax asset (included in other assets)	$134,479	$150,155

Valley’s state net operating loss carryforwards totaled approximately $773 million at December 31, 2009 and expire during the period from 2012 through 2029. Valley’s capital loss carryforwards totaled approximately $7.7 million at December 31, 2009 and expire during the period from 2010 through 2014.

Based upon taxes paid and projections of future taxable income, both capital and ordinary, over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent follows:

	2009	2008	2007
	(in thousands)
Federal income tax at expected statutory rate	$58,641	$38,684	$71,724
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,257)	(3,359)	(3,808)
Bank owned life insurance	(1,995)	(3,558)	(4,041)
State income tax benefit, net of federal tax effect	(4)	(6,586)	(7,676)
Low-income housing tax credits	(2,632)	(2,389)	(2,242)
Reduction of valuation allowance	—	(6,538)	—
Other, net	731	680	(2,259)

Income tax expense	$51,484	$16,934	$51,698

A valuation allowance for deferred tax assets of $6.5 million at December 31, 2007 was reduced to zero (as reflected in the table above) during the year ended December 31, 2008. The $6.5 million decrease in the valuation allowance during 2008 resulted from management’s identification of a qualifying tax-planning strategy allowing the use of Valley’s capital loss carryforwards. The qualifying tax planning strategy identified by management is 1) prudent and feasible, 2) a strategy that Valley has the intent and ability to implement, and 3) a strategy that would result in the future realization of the capital loss carryforwards.

A reconciliation of Valley’s gross unrecognized tax benefits for 2009 and 2008 is presented in the table below:

	2009	2008
	(In thousands)
Beginning Balance	$21,261	$19,256
Additions based on tax positions related to the current year	484	79
Additions based on tax positions related to prior years	762	2,473
Reductions due to expiration of statute of limitations	(542)	(547)

Ending Balance	$21,965	$21,261

The total amount of net unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the tax provision and the effective income tax rate is $16 million.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $1.4 million and $958 thousand of interest associated with Valley’s uncertain tax positions at December 31, 2009 and 2008, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. In 2007, the Internal Revenue Service completed an examination of the 2002 and 2003 tax years and there were no material adjustments. In addition, the statutes of limitations could expire for certain tax returns over the next 12 months, which could result in decreases to Valley’s unrecognized tax benefits associated with uncertain tax positions. Such adjustments are not expected to have a material impact on Valley’s effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2042. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2010	$15,398	$1,169	$14,229
2011	14,035	890	13,145
2012	13,710	565	13,145
2013	13,961	447	13,514
2014	13,763	306	13,457
Thereafter	172,634	1,020	171,614

Total lease commitments	$243,501	$4,397	$239,104

During the first quarter of 2007, Valley sold a nine-story building for approximately $37.5 million while simultaneously entering into a long-term lease for its branch office located on the first floor of the same building. The transaction resulted in a $32.3 million pre-tax gain, of which $16.4 million was immediately recognized in earnings in 2007 and $15.9 million was deferred and is being amortized into earnings over the 20 year term of the lease pursuant to the sale-leaseback accounting rules. Approximately $604 thousand, $650 thousand, and $594 thousand were amortized to net gains on sales of assets during 2009, 2008 and 2007, respectively. The remaining minimum lease payments totaling $23.1 million for this lease are included in the table above.

Net occupancy expense for years ended December 31, 2009, 2008 and 2007 included net rental expense of approximately $20.0 million, $15.9 million and $12.1 million, respectively, net of rental income of $2.3 million, $2.0 million and $2.5 million, respectively, for leased bank facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Commitments under commercial loans and lines of credit	$2,073,003	$2,024,625
Home equity and other revolving lines of credit	585,977	646,482
Outstanding commercial mortgage loan commitments	250,650	324,961
Standby letters of credit	177,768	176,601
Outstanding residential mortgage loan commitments	100,977	34,703
Commitments under unused lines of credit—credit card	76,500	82,487
Commercial letters of credit	6,547	9,918
Commitments to sell loans	96,611	15,750

Standby letters of credit represent the guarantee by the Bank of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York and Pennsylvania. Loan sale commitments represent contracts for the sale of residential mortgage loans to third parties in the ordinary course of the Bank’s business. These commitments require the Bank to deliver loans within a specific time frame to the third party. The risk to the Bank is its non-delivery of loans required by the commitment which could lead to financial penalties. The Bank has not defaulted on its loan sale commitments.

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

In the second quarter of 2008, Valley purchased two interest rate caps designated as cash flow hedges to protect against movements in interest rates above the caps’ strike rate based on the effective federal funds rate. The interest rate caps have an aggregate notional amount of $100.0 million, strike rates of 2.50 percent and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.75 percent, and a maturity date of May 1, 2013. Through November of 2008, the caps were used to hedge the variable cash flows associated with customer repurchase agreements (included in short-term borrowings) and money market deposit accounts that had variable interest rates based on an effective federal funds rate less 25 basis points. During November of 2008, the hedging relationship was terminated since the rates paid on the customer repurchase agreements and money market deposit accounts did not trend with the effective federal funds rate (this was caused by historically unprecedented low level of the effective federal funds rate thereby causing Valley to modify the benchmark used to pay interest on these accounts). On February 20, 2009, Valley re-designated the caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges totaled a $369 thousand gain included in other income for the year ended December 31, 2009 and a $2.4 million loss included in other expense for the year ended December 31, 2008.

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

Fair Value Hedge of a Fixed Rate Asset. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009, Valley had one interest rate swap with a notional amount of $9.2 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. Below is a summary of Valley’s non-designated hedge activities:

•

During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities.

•

During the fourth quarter 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009.

•

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2009, Valley had no outstanding derivatives that were not designated in hedging relationships.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Location	December 31, 2009	December 31, 2008
		(in thousands)
Asset Derivatives

Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$7,124	$2,090

Total derivatives designated as hedging instruments		$7,124	$2,090

Derivatives not designated as hedging instruments:
Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$—	$1,244

Total derivatives not designated as hedging instruments		$—	$1,244

Liability Derivatives

Derivatives designated as hedging instruments:
Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,018	$2,008

Total derivatives designated as hedging instruments		$1,018	$2,008

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest on short-term borrowings	$(460)	$(105)	$—
Amount of loss reclassified from accumulated other comprehensive income (loss) to other non-interest expense*	—	(642)	—
Amount of gain (loss) recognized in other comprehensive income (loss)	3,475	(8,512)	—

*	Represent accelerated amounts related to the total forecasted changes in cash flows that were deemed not probable to occur at December 31, 2008.

For the year ended December 31, 2009, Valley recognized a net gain of $155 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps, as compared to a net loss of $21 thousand for the same period of 2008. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $2.7 million and $5.0 million at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that approximately $2.0 million will be reclassified as an increase to interest expense.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as followings:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Derivative
Commercial loan interest rate swap:
Interest income—Interest and fees on loans	$991	$(1,582)	$(405)

Hedged item
Commercial loan:
Interest income—Interest and fees on loans	(991)	1,582	(405)

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Non-designated hedge interest rate derivatives:
Trading gains (losses), net	$1,984	$—	$4,310
Other non-interest income	369	—	—
Other non-interest expense	—	(2,422)	—

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations. As of December 31, 2009, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At December 31, 2009, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

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

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. As of December 31, 2009, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2009, all of Valley National Bank’s ratios were above the minimum levels required for Valley to be considered “well capitalized”, which require Tier I capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized, Valley and Valley National Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

Valley’s and Valley National Bank’s actual capital positions and ratios as of December 31, 2009 and 2008 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2009
Total Risk-based Capital
Valley	$1,341,943	12.5%	$856,178	8.0%	$	N/A	N/A	%
Valley National Bank	1,231,429	11.5	854,648	8.0		1,068,310	10.0
Tier I Risk-based Capital
Valley	1,138,288	10.6	428,089	4.0		N/A	N/A
Valley National Bank	1,027,774	9.6	427,324	4.0		640,986	6.0
Tier I Leverage Capital
Valley	1,138,288	8.1	559,483	4.0		N/A	N/A
Valley National Bank	1,027,774	7.4	558,367	4.0		697,959	5.0

As of December 31, 2008
Total Risk-based Capital
Valley	$1,475,776	13.2%	$895,751	8.0%	$	N/A	N/A	%
Valley National Bank	1,190,129	10.6	894,556	8.0		1,118,196	10.0
Tier I Risk-based Capital
Valley	1,281,038	11.4	447,876	4.0		N/A	N/A
Valley National Bank	995,391	8.9	447,278	4.0		670,917	6.0
Tier I Leverage Capital
Valley	1,281,038	9.1	563,256	4.0		N/A	N/A
Valley National Bank	995,391	7.1	562,346	4.0		702,932	5.0

N/A—not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend Restrictions

Valley National Bank, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, the Bank’s only shareholder. The prior approval of the OCC is required to the extent that the total of all dividends to be declared by the Bank in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. However, declared dividends in excess of net profits in either of the preceding two years can be offset by retained net profits in the third and fourth years preceding the current year when determining the Bank’s dividend limitation. Under the foregoing dividend restrictions, and without adversely affecting the Bank’s ability to maintain ratios above the minimum levels for the Bank to be considered “well capitalized”, the Bank could pay aggregate dividends of approximately $39.2 million to Valley, without obtaining affirmative governmental approvals, at December 31, 2009. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential borrowed funds from outside sources. If Valley were to defer payments on the junior subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made.

Treasury Stock

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.1 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Valley made no purchases of its outstanding shares during the years ended December 31, 2009 and 2008.

Preferred Stock

On November 14, 2008, Valley issued 300,000 senior preferred shares, with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury under the TARP Capital Purchase Program. During 2009, Valley incrementally repurchased all 300,000 shares of its senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption), and effectively ended Valley’s participation in the TARP Capital Purchase Program on December 23, 2009. Accordingly, Valley is no longer subject to the terms of the Program which, among other things, required Valley to receive consent from the U.S. Treasury to increase Valley’s quarterly dividend above $0.19 per common share, and for any redemption or purchase of Valley’s common stock or trust preferred securities issued by Valley. The senior preferred shares were 100 percent allowable in Tier I Risk-based Capital for regulatory purposes and included in Valley’s capital position and ratios reported for December 31, 2008 in the table above.

In conjunction with the purchase of Valley’s senior preferred shares in November 2008, the U.S. Treasury received a ten year warrant to purchase up to approximately 2.4 million of Valley common shares with an aggregate market price equal to $45 million or 15 percent of the original senior preferred investment. Valley’s common stock underlying the warrant represents approximately 1.6 percent of our outstanding common shares at December 31, 2009. The warrant is exercisable on a net exercise basis, and has an exercise price of $18.66 per share that was calculated based on the average of closing prices of Valley’s common stock on the 20 trading days ending on the last trading day prior to the date of the U.S. Treasury’s approval of Valley’s application under the program. At December 31, 2009, the warrant remains outstanding to the U.S. Treasury. Valley has calculated an internal value for the warrants, and is currently negotiating the redemption with U.S. Treasury. However, if an agreement can not be reached with the U.S. Treasury, the warrants will be sold at public auction and remain outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s senior preferred shares, while outstanding, and the warrant issued under the TARP Capital Purchase Program qualified and were accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares was being amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by Valley within that timeframe. During 2009, the amortization of the entire unamortized discount was accelerated to retained earnings as a result of Valley’s redemption of the senior preferred shares. For the years ended December 31, 2009 and 2008, approximately $8.5 million and $174 thousand, respectively, of the discount were amortized to retained earnings.

Common Stock Issuances

Dividend Reinvestment Plan. Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (“DRIP”). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2009, 370 thousand common shares were reissued from treasury stock under the DRIP for net proceeds totaling $4.5 million.

Common Equity Offerings. Valley raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering, consisting of the sale of 5.67 million shares of newly issued common stock completed in the third quarter of 2009, and net proceeds of $63.7 million through an additional registered direct offering, consisting of the sale of 5 million shares of newly issued common stock to several institutional investors in the fourth quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters ended 2009
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$183,075	$180,821	$177,281	$171,007
Interest expense	73,511	67,708	62,213	59,438
Net interest income	109,564	113,113	115,068	111,569
Provision for credit losses	9,981	13,064	12,722	12,225
Non-interest income (loss):
(Losses) gains on securities transactions, net	(37)	288	(5)	7,759
Net impairment losses on securities recognized in earnings	(2,171)	(2,434)	(743)	(1,004)
Trading gains (losses), net	13,219	(18,631)	(3,474)	(1,548)
Other non-interest income	19,974	20,388	21,300	19,370
Non-interest expense	76,946	78,106	73,892	77,084
Income before income taxes	53,622	21,554	45,532	46,837
Income tax expense	16,238	6,557	13,950	14,739
Net income	37,384	14,997	31,582	32,098
Dividends on preferred stock and accretion	4,224	5,789	5,983	3,528
Net income available to common stockholders	33,160	9,208	25,599	28,570
Earnings per common share:
Basic	0.23	0.06	0.18	0.19
Diluted	0.23	0.06	0.18	0.19
Cash dividends declared per common share	0.19	0.19	0.19	0.19
Average common shares outstanding:
Basic	141,775,444	141,804,034	145,052,655	149,093,021
Diluted	141,775,452	141,804,908	145,053,020	149,094,403

	Quarters ended 2008
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$176,184	$175,899	$191,000	$186,611
Interest expense	80,602	73,321	75,768	79,204
Net interest income	95,582	102,578	115,232	107,407
Provision for credit losses	4,000	5,800	6,850	11,632
Non-interest income (loss):
Gains (losses) on securities transactions, net	499	425	(1,907)	6,003
Net impairment losses on securities recognized in earnings	(354)	(1,383)	(65,549)	(17,549)
Trading (losses) gains, net	(3,191)	(301)	14,747	(8,089)
Other non-interest income	22,273	19,213	20,605	17,814
Non-interest expense	67,478	63,959	73,842	79,969
Income before income taxes	43,331	50,773	2,436	13,985
Income tax expense (benefit)	11,748	9,290	(1,159)	(2,945)
Net income	31,583	41,483	3,595	16,930
Dividends on preferred stock and accretion	—	—	—	2,090
Net income available to common stockholders	31,583	41,483	3,595	14,840
Earnings per common share:
Basic	0.24	0.31	0.03	0.10
Diluted	0.24	0.31	0.03	0.10
Cash dividends declared per common share	0.19	0.19	0.19	0.19
Average common shares outstanding:
Basic	132,185,730	132,252,624	141,568,980	141,720,238
Diluted	132,323,016	132,371,581	141,717,842	141,783,649

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2009	2008
	(in thousands)
Assets
Cash	$2,824	$32,002
Interest bearing deposits with banks	125,133	260,133
Investment securities available for sale	6,887	6,568
Investment in subsidiaries	1,319,683	1,255,369
Other assets	13,394	10,371

Total assets	$1,467,921	$1,564,443

Liabilities
Dividends payable to shareholders	$28,116	$28,919
Junior subordinated debentures issued to capital trusts (includes fair value of $155,893 at December 31, 2009 and $140,065 at December 31, 2008 for VNB Capital Trust I)	181,150	165,390
Other liabilities	5,801	6,525

Total liabilities	215,067	200,834

Stockholders’ equity
Preferred stock	—	291,539
Common stock	54,293	48,228
Surplus	1,178,992	1,047,085
Retained earnings	73,592	85,234
Accumulated other comprehensive loss	(19,816)	(60,931)
Treasury stock, at cost	(34,207)	(47,546)

Total shareholders’ equity	1,252,854	1,363,609

Total liabilities and shareholders’ equity	$1,467,921	$1,564,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Income
Dividends from subsidiary	$120,000	$110,000	$120,000
Income from subsidiary	2,069	1,192	1,405
(Losses) gains on securities transactions, net	(434)	(757)	115
Trading (losses) gains, net	(15,828)	15,243	4,107
Other interest and dividends	437	429	275

	106,244	126,107	125,902
Expenses	16,267	15,875	16,902

Income before income tax (benefit) expense and equity in undistributed (over distributed) earnings of subsidiary	89,977	110,232	109,000
Income tax (benefit) expense	(10,541)	14	(3,951)

Income before equity in undistributed (over distributed) earnings of subsidiary	100,518	110,218	112,951
Equity in undistributed (over distributed) earnings of subsidiary	15,543	(16,627)	40,277

Net Income	116,061	93,591	153,228
Dividends on preferred stock and accretion	19,524	2,090	—

Net Income Available to Common Stockholders	$96,537	$91,501	$153,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net Income	$116,061	$93,591	$153,228
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) over distributed earnings of subsidiary	(15,543)	16,627	(40,277)
Depreciation and amortization	30	43	49
Stock-based compensation	5,049	5,531	5,138
Net amortization of premiums and accretion of discounts on securities	(54)	(17)	4
Gain (losses) on securities transactions, net	—	836	(115)
Net impairment losses on securities recognized in earnings	434	(79)	—
Net change in:
Fair value of borrowings carried at fair value	15,828	(15,243)	(4,107)
Other assets	(3,052)	1,448	(139)
Other liabilities	(954)	4,560	1,164

Net cash provided by operating activities	117,799	107,297	114,945

Cash flows from investing activities:
Investment securities available for sale:
Purchases	—	(68)	(5,418)
Sales	—	8,756	2,543
Cash and cash equivalents acquired in acquisition	—	1,621	—
Capital contributions to subsidiary	—	(50,000)	—

Net cash used in by investing activities	—	(39,691)	(2,875)

Cash flows from financing activities:
Redemption of junior subordinated debentures	—	(7,689)	(40,000)
Proceeds from issuance of preferred stock and a warrant	—	300,000	—
Redemption of preferred stock	(300,000)	—	—
Dividends paid to preferred shareholders	(12,980)	—	—
Dividends paid to common shareholders	(109,005)	(102,517)	(99,956)
Purchases of common shares to treasury	—	—	(35,478)
Tax benefit from stock-based compensation	—	106	123
Common stock issued, net of cancellations	140,008	1,993	2,151

Net cash (used in) provided by financing activities	(281,977)	191,893	(173,160)

Net change in cash and cash equivalents	(164,178)	259,499	(61,090)
Cash and cash equivalents at beginning of year	292,135	32,636	93,726

Cash and cash equivalents at end of year	$127,957	$292,135	$32,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The investment management segment is mainly comprised of fixed rate investments, trading securities, and, depending on our liquid cash position, federal funds sold and interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York). The fixed rate investments are one of Valley’s least sensitive assets to changes in market interest rates. However, as we continue to shift the composition of the investment portfolio to shorter-duration securities, the sensitivity to market interest rate will increase. Net gains and losses on the change in fair value of trading securities and net impairment losses on securities are reflected in the corporate and other adjustments segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,775,689	$5,930,220	$3,325,737	$—	$13,031,646

Interest income	213,310	340,358	162,834	(4,318)	712,184
Interest expense	70,822	111,235	62,382	18,431	262,870

Net interest income (loss)	142,488	229,123	100,452	(22,749)	449,314
Provision for credit losses	21,176	26,816	—	—	47,992

Net interest income (loss) after provision for credit losses	121,312	202,307	100,452	(22,749)	401,322
Non-interest income (loss)	48,233	7,465	5,699	10,854	72,251
Non-interest expense	47,916	40,190	675	217,247	306,028
Internal expense transfer	56,575	88,043	50,102	(194,720)	—

Income (loss) before income taxes	$65,054	$81,539	$55,374	$(34,422)	$167,545

Return on average interest earning assets (pre-tax)	1.72%	1.37%	1.67%		1.29%

	Year ended December 31, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,213,524	$5,173,463	$2,997,638	$—	$12,384,625

Interest income	250,108	315,194	170,060	(5,668)	729,694
Interest expense	99,017	121,575	70,444	17,859	308,895

Net interest income (loss)	151,091	193,619	99,616	(23,527)	420,799
Provision for credit losses	15,156	8,061	—	5,065	28,282

Net interest income (loss) after provision for credit losses	135,935	185,558	99,616	(28,592)	392,517
Non-interest income (loss)	39,122	7,818	10,270	(53,954)	3,256
Non-interest expense	45,538	38,074	827	200,809	285,248
Internal expense transfer	57,472	70,008	39,878	(167,358)	—

Income (loss) before income taxes	$72,047	$85,294	$69,181	$(115,997)	$110,525

Return on average interest earning assets (pre-tax)	1.71%	1.65%	2.31%		0.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2007
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,868,559	$4,392,552	$3,051,142	$—	$11,312,253

Interest income	236,322	315,527	179,326	(6,168)	725,007
Interest expense	110,624	125,608	87,250	19,840	343,322

Net interest income (loss)	125,698	189,919	92,076	(26,008)	381,685
Provision for credit losses	6,129	5,746	—	—	11,875

Net interest income (loss) after provision for credit losses	119,569	184,173	92,076	(26,008)	369,810
Non-interest income	41,133	9,616	11,544	26,735	89,028
Non-interest expense	48,825	29,438	709	174,940	253,912
Internal expense transfer	52,768	59,567	40,532	(152,867)	—

Income (loss) before income taxes	$59,109	$104,784	$62,379	$(21,346)	$204,926

Return on average interest earning assets (pre-tax)	1.53%	2.39%	2.04%		1.81%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Valley National Bancorp and subsidiaries (the “Company”) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Valley National Bancorp’s operations and cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

As of December 31, 2009 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2009 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2009 The report, which expresses an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2009 is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

February 26, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 10, 2009.

B.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008.

D.	Warrant to purchase up to 2,297,090 shares of the Registrant’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

E.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

F.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

G.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer, dated January 22, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

B.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Robert A. Ewing, Richard P. Garber, Eric W. Gould, and Russell Murawski, dated February 11, 2008, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007.+

C.	“The Valley National Bancorp 1999 Long-Term Stock Incentive Plan” dated January 19, 1999, as amended.*+

D.	“Severance Agreement” dated January 22, 2008 between Valley, Valley National Bank and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

E.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

F.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

G.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

H.	Directors Deferred Compensation Plan, dated June 1, 2004., as amended*+

I.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005 is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005.

J.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, dated January 1, 2009, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.+

K.	Participant Agreement for the Benefit Equalization Plan are incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed on May 11, 2009.+

M.	The Valley National Bancorp Executive Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on March 7, 2005.+

N.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan is incorporated herein by reference to the Registrant’s Form 8-K Current Report on April 12, 2005.

O.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

P.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

Q.	Letter Agreement, dated November 14, 2008, including Securities Purchase Agreement—Standard Terms, between Valley National Bancorp and the United States Department of the Treasury, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on November 17, 2008.

R.	Amendment No. 1 to the Valley National Bank Benefit Equalization Plan dated February 20, 2009, is incorporated herein by reference to Registrant’s Form 8-K Current Report filed on February 26, 2009.+

S.	Amendment to the Amended and Restated Change in Control Agreement between Valley, Valley National bank and Peter Crocitto, dated February 20, 2008, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on February 26, 2009.+

T.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 24, 2009.+

U.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.

V.	Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.

W.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.

X.	Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.

Y.	Equity Distribution Agreement, dated June 8, 2009, by and among Valley National Bancorp, Stifel, Nicolaus & Company and RBC Capital Markets Corporation, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on June 9, 2009.

Z.	Form of Purchase Agreement between Valley National Bancorp and each Purchaser, dated December 7, 2009, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on December 7, 2009.

AA.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Bernadette Mueller, Robert E. Farrell and Robert J. Mulligan, dated January 20, 2010.*+

BB.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Ira D. Robbins.*+

(12)	Computation of Consolidated Ratios of Earnings to Fixed Charges.*

(16)	Letter of Ernst & Young LLP regarding change in certifying accountant, dated March 7, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 7, 2008.

(21)	List of Subsidiaries:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a) Subsidiaries of Valley:
Valley National Bank	United States	100%
VNB Capital Trust I	Delaware	100%
GCB Capital Trust III	Delaware	100%

(b) Subsidiaries of Valley National Bank:
BNV Realty Incorporated (BNV)	New Jersey	100%
Greater Community Redevelopment LLC	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Highland Capital Corp.	New Jersey	100%
Masters Coverage Corp.	New York	100%
New Century Asset Management, Inc.	New Jersey	100%
Shrewsbury State Investment Co., Inc.	New Jersey	100%
Valley 747 Acquisition, LLC	New York	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB Mortgage Services, Inc.	New Jersey	100%
VNB Route 23 Realty, LLC	New Jersey	100%
18th & 8th LLC	New York	100%
VNB New York Corp.	New York	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiaries of Masters Coverage Corp.:
RISC One, Inc.	New York	100%
Life Line Planning, Inc.	New York	100%

(e) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(f) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(g) Subsidiary of Shrewsbury State Investment Co., Inc.:
Shrewsbury Capital Corporation	New Jersey	100%
GCB Realty, LLC	New Jersey	100%

(h) Subsidiary of Greater Community Redevelopment LLC:
Thirteen Van Houten LLC	New Jersey	80%

(i) Subsidiary of Thirteen Van Houten LLC:
Congdon Mill Realty LLC	New Jersey	25%

(23.1)	Consent of KPMG LLP.*

(23.2)	Consent of Ernst & Young LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith
+	Management contract and compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ GERALD H. LIPKIN
Gerald H. Lipkin, Chairman of the Board,
President and Chief Executive Officer

By:	/s/ ALAN D. ESKOW
Alan D. Eskow,
Senior Executive Vice President and Chief Financial Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 26, 2010

/s/ ALAN D. ESKOW Alan D. Eskow	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 26, 2010

/s/ MITCHELL L. CRANDELL Mitchell L. Crandell	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2010

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 26, 2010

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 26, 2010

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 26, 2010

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 26, 2010

GRAHAM O. JONES* Graham O. Jones	Director	February 26, 2010

WALTER H. JONES, III* Walter H. Jones, III	Director	February 26, 2010

Signature	Title	Date

GERALD KORDE* Gerald Korde	Director	February 26, 2010

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 26, 2010

MARC J. LENNER* Marc J. Lenner	Director	February 26, 2010

ROBINSON MARKEL* Robinson Markel	Director	February 26, 2010

RICHARD S. MILLER* Richard S. Miller	Director	February 26, 2010

BARNETT RUKIN* Barnett Rukin	Director	February 26, 2010

SURESH L. SANI* Suresh L. Sani	Director	February 26, 2010

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	February 26, 2010

*	By Gerald H. Lipkin and Alan D. Eskow, as attorneys-in-fact.