Form 10-Q
period 2010-03-31
VALLEY NATIONAL BANCORP
filed 2010-05-07
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 160,962,015 shares were outstanding as of May 4, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$297,114	$305,678
Interest bearing deposits with banks	164,006	355,659
Investment securities:
Held to maturity, fair value of $1,656,341 at March 31, 2010 and $1,548,006 at December 31, 2009	1,677,345	1,584,388
Available for sale	1,341,812	1,352,481
Trading securities	33,186	32,950

Total investment securities	3,052,343	2,969,819

Loans held for sale, at fair value	18,481	25,492

Non-covered loans	9,144,670	9,370,071
Less: Allowance for loan losses	(103,486)	(101,990)
Covered loans	425,042	—

Net loans	9,466,226	9,268,081

Premises and equipment, net	266,077	266,401
Bank owned life insurance	305,574	304,031
Accrued interest receivable	63,213	56,245
Due from customers on acceptances outstanding	5,352	6,985
FDIC loss-share receivable	84,577	—
Goodwill	307,813	296,424
Other intangible assets, net	24,917	24,305
Other assets	418,103	405,033

Total Assets	$14,473,796	$14,284,153

Liabilities
Deposits:
Non-interest bearing	$2,407,791	$2,420,006
Interest bearing:
Savings, NOW and money market	4,119,241	4,044,912
Time	3,252,583	3,082,367

Total deposits	9,779,615	9,547,285

Short-term borrowings	188,600	216,147
Long-term borrowings	2,905,788	2,946,320
Junior subordinated debentures issued to capital trusts (includes fair value of $159,159 at March 31, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	184,399	181,150
Bank acceptances outstanding	5,352	6,985
Accrued expenses and other liabilities	150,790	133,412

Total Liabilities	13,214,544	13,031,299

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 210,451,912 shares; issued 162,050,509 shares at March 31, 2010 and 162,042,502 shares at December 31, 2009	54,361	54,293
Surplus	1,179,941	1,178,992
Retained earnings	70,155	73,592
Accumulated other comprehensive loss	(14,959)	(19,816)
Treasury stock, at cost (1,245,059 common shares at March 31, 2010 and 1,405,204 common shares at December 31, 2009)	(30,246)	(34,207)

Total Shareholders’ Equity	1,259,252	1,252,854

Total Liabilities and Shareholders’ Equity	$14,473,796	$14,284,153

*	Share data reflects the five percent common stock dividend declared on April 14, 2010, to be issued May 21, 2010 to shareholders of record on May 7, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$135,369	$143,855
Interest and dividends on investment securities:
Taxable	29,687	35,345
Tax-exempt	2,546	2,372
Dividends	2,193	1,273
Interest on federal funds sold and other short-term investments	154	230

Total interest income	169,949	183,075

Interest Expense
Interest on deposits:
Savings, NOW, and money market	4,860	5,887
Time	15,598	30,179
Interest on short-term borrowings	331	2,551
Interest on long-term borrowings and junior subordinated debentures	34,309	34,894

Total interest expense	55,098	73,511

Net Interest Income	114,851	109,564
Provision for credit losses	12,611	9,981

Net Interest Income after Provision for Credit Losses	102,240	99,583

Non-Interest Income
Trust and investment services	1,875	1,645
Insurance commissions	3,196	2,993
Service charges on deposit accounts	6,274	6,637
Gains (losses) on securities transactions, net	863	(37)
Other-than-temporary impairment losses on securities	(3,799)	(5,905)
Portion recognized in other comprehensive income (before taxes)	1,206	3,734

Net impairment losses on securities recognized in earnings	(2,593)	(2,171)
Trading (losses) gains, net	(3,030)	13,219
Fees from loan servicing	1,236	1,176
Gains on sales of loans, net	2,520	2,144
Gains on sales of assets, net	86	174
Bank owned life insurance	1,543	1,371
Other	3,707	3,834

Total non-interest income	15,677	30,985

Non-Interest Expense
Salary expense	33,444	32,447
Employee benefit expense	10,829	9,270
Net occupancy and equipment expense	15,941	15,551
FDIC insurance assessment	3,433	3,152
Amortization of other intangible assets	1,700	2,816
Professional and legal fees	2,119	2,092
Advertising	912	845
Other	9,976	10,773

Total non-interest expense	78,354	76,946

Income Before Income Taxes	39,563	53,622
Income tax expense	12,200	16,238

Net Income	27,363	37,384
Dividends on preferred stock and accretion	—	4,224

Net Income Available to Common Stockholders	$27,363	$33,160

Earnings Per Common Share*:
Basic	$0.17	$0.22
Diluted	0.17	0.22
Cash Dividends Declared per Common Share*	0.18	0.18
Weighted Average Number of Common Shares Outstanding*:
Basic	160,792,127	148,864,216
Diluted	160,794,667	148,864,225

*	Share data reflects the five percent common stock dividend declared on April 14, 2010, to be issued May 21, 2010 to shareholders of record on May 7, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$27,363	$37,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,942	3,389
Stock-based compensation	1,034	1,166
Provision for credit losses	12,611	9,981
Net amortization of premiums and accretion of discounts on securities and borrowings	3,991	30
Amortization of other intangible assets	1,700	2,816
(Gains) losses on securities transactions, net	(863)	37
Net impairment losses on securities recognized in earnings	2,593	2,171
Proceeds from sales of loans held for sale	114,533	51,283
Gains on loans held for sale, net	(2,520)	(2,144)
Originations of loans held for sale	(105,002)	(84,925)
Gains on sales of assets, net	(86)	(174)
Net change in:
Trading securities	(236)	(10,313)
Fair value of borrowings carried at fair value	3,266	(13,755)
Cash surrender value of bank owned life insurance	(1,543)	(1,371)
Accrued interest receivable and other assets	4,652	135,606
Accrued expenses and other liabilities	13,190	(148,714)

Net cash provided by (used in) operating activities	78,625	(17,533)

Cash flows from investing activities:
Investment securities held to maturity:
Purchases	(243,519)	(12,687)
Maturities, calls and principal repayments	146,629	48,346
Investment securities available for sale:
Purchases	(230,333)	—
Sales	235,906	—
Maturities, calls and principal repayments	85,837	78,855
Net change in loans	221,368	298,517
Purchases of real estate property and equipment	(3,462)	(11,147)
Cash and cash equivalents received in FDIC-assisted transactions	47,528	—

Net cash provided by investing activities	259,954	401,884

Cash flows from financing activities:
Net change in deposits	(421,870)	185,668
Net change in short-term borrowings	(40,052)	(339,129)
Repayments of long-term borrowings	(51,000)	(2,001)
Dividends paid to preferred shareholder	—	(3,792)
Dividends paid to common shareholders	(28,116)	(27,002)
Common stock issued, net	2,242	6

Net cash used in financing activities	(538,796)	(186,250)

Net change in cash and cash equivalents	(200,217)	198,101
Cash and cash equivalents at beginning of period	661,337	580,507

Cash and cash equivalents at end of period	$461,120	$778,608

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$55,477	$76,354
Federal and state income taxes	16	1,101

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	73,743	—
Covered loans	431,953	—
Premises and equipment	74	—
Accrued interest receivable	2,788	—
Goodwill	11,389	—
Other intangible assets	895	—
FDIC loss-share receivable	84,577	—
Other assets	25,902	—

Total non-cash assets acquired	631,321	—

Liabilities assumed:
Deposits:
Non-interest bearing	176,124	—
Savings, NOW and money market	2,934	—
Time	475,142	—

Total deposits	654,200	—

Short-term borrowings	12,505	—
Long-term borrowings	10,742	—
Accrued expenses and other liabilities	1,402	—

Total liabilities assumed	678,849	—

Net non-cash assets acquired	$(47,528)	$—

Cash and cash equivalents received in FDIC-assisted transactions	$47,528	$—

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey Corporation (“Valley”), include the accounts of its commercial bank subsidiary, Valley National Bank (the “Bank”), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 13 for more details. Certain prior period amounts have been reclassified to conform to the current presentation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets and investment securities for impairment; fair value measurements of assets and liabilities (including the estimated fair values recorded for acquired assets and assumed liabilities in FDIC-assisted transactions – see discussion below); and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s December 31, 2009 audited financial statements filed on Form 10-K.

In March 2010, the Bank assumed all of the deposits, excluding brokered deposits, and acquired loans, other real estate owned (“covered loans” and “covered OREO”, together “covered assets”) and certain other assets of The Park Avenue Bank (“Park Avenue Bank”) and the LibertyPointe Bank, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver (the “FDIC-assisted transactions”). See Note 4 for further details.

On April 14, 2010, Valley declared a five percent common stock dividend payable on May 21, 2010 to shareholders of record on May 7, 2010. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except for share data)

Net income	$27,363	$37,384
Dividends on preferred stock and accretion	—	4,224

Net income available to common stockholders	$27,363	$33,160

Basic weighted-average number of common shares outstanding	160,792,127	148,864,216
Plus: Common stock equivalents	2,540	9

Diluted weighted-average number of common shares outstanding	160,794,667	148,864,225

Earnings per common share:
Basic	$0.17	$0.22
Diluted	0.17	0.22

Common stock equivalents, in the table above, represent outstanding common stock options and warrants to purchase Valley’s common shares, however, exclude common stock options and warrants with exercise prices that exceed the average market price of Valley’s common stock during the periods presented. Inclusion of these common stock options and warrants would have anti-dilutive effect to the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.8 million and 7.0 million common shares for the three months ended March 31, 2010 and 2009, respectively.

Note 3. Comprehensive Income

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

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net income	$27,363	$37,384

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	4,206	18,256
Net change in non-credit impairment losses on securities	283	(2,340)
Net pension benefits adjustment	253	218
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(1,198)	(269)
Less reclassification adjustment for gains and losses included in net income	1,313	112

Total other comprehensive income, net of tax	4,857	15,977

Total comprehensive income	$32,220	$53,361

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Business Combinations

FDIC-Assisted Transactions

On March 11, 2010, the Bank assumed all of the deposits and acquired certain assets of LibertyPointe Bank, a New York State chartered bank in an FDIC-assisted transaction. After the purchase accounting adjustments, the Bank assumed $198.3 million in customer deposits and acquired $198.5 million in assets, including $130.5 million in loans. The loans acquired by the Bank principally consist of commercial real estate loans. This transaction resulted in $8.2 million of goodwill and generated $174 thousand in core deposit intangibles.

On March 12, 2010, the Bank assumed all of the deposits, excluding brokered deposits, and acquired certain assets of Park Avenue Bank, a New York State chartered bank in an FDIC-assisted transaction. After the purchase accounting adjustments, the Bank assumed $455.9 million in customer deposits and acquired $480.3 million in assets, including $301.5 million in loans. The loans acquired by the Bank principally consist of commercial and industrial loans, and commercial real estate loans. This transaction resulted in $3.2 million of goodwill and generated $721 thousand in core deposit intangibles.

As part of the loss-sharing agreements entered into by the Bank with the FDIC for both transactions, the Bank and the FDIC will share in the losses on loans and real estate owned covered under the agreements. Under the terms of the loss-sharing agreement for the LibertyPointe Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets up to $55.0 million, after the Bank absorbs such losses up to the first loss tranche of $11.7 million, and 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement for the Park Avenue Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. The Bank will reimburse the FDIC for 80 percent of recoveries with respect to losses for which the FDIC paid the Bank 80 percent reimbursement under the loss-sharing agreements, and for 95 percent of recoveries with respect to losses for which the FDIC paid the Bank 95 percent reimbursement under the loss-sharing agreements.

The asset arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) are measured separately from the covered loan portfolios because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered loans and other real estate owned, and as the loss sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than our estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. See “Fair Value Measurement of Assets Acquired and Liabilities Assumed” section below for details regarding the fair value measurement of the FDIC loss-share receivable.

In the event the losses under the loss-sharing agreements fail to reach expected levels, the Bank has agreed to pay to the FDIC, on approximately the tenth anniversary following the transactions’ closings, a cash payment pursuant to each loss-sharing agreement.

In addition, as part of the consideration for the Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. Under the terms of the instrument, the FDIC has the opportunity to obtain a cash payment equal to the product of (1) the number of units with respect to which the FDIC exercises its right under the equity appreciation instrument and (2) the amount by which the average of the volume weighted average price of Valley’s common stock for each of the five New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeds $14.372 (unadjusted for the five percent stock dividend declared on April 14, 2010). The equity appreciation instrument was initially recorded as a liability in the first quarter of 2010 and was settled in cash after the FDIC exercised the instrument on April 1, 2010. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth assets acquired and liabilities assumed in the FDIC-assisted transactions, at their estimated fair values as of the closing dates of each transaction:

	March 11, 2010	March 12, 2010
	LibertyPointe Bank	Park Avenue Bank
	(in thousands)

Assets acquired:
Cash and cash equivalents	$18,269	$29,259
Investment securities available for sale	5,014	68,729
Covered loans	130,480	301,473
Premises and equipment	—	74
Accrued interest receivable	525	2,263
Goodwill	8,230	3,159
Other intangible assets	174	721
FDIC loss-share receivable	32,398	52,179
Other assets	3,410	22,492

Total assets acquired	$198,500	$480,349

Liabilities assumed:
Deposits:
Non-interest bearing	$34,349	$141,775
Savings, NOW and money market	592	2,342
Time	163,362	311,780

Total deposits	198,303	455,897

Short-term borrowings	—	12,505
Long-term borrowings	—	10,742
Accrued expenses and other liabilities	197	1,205

Total liabilities assumed	$198,500	$480,349

Because of the short time period between the closings for each transaction and March 31, 2010, Valley continues to analyze its estimates of the fair values of the loans acquired and the FDIC loss-share receivable. The fair value estimates are considered preliminary, and are subject to change for up to one year after closing date of the transactions as additional information relative to closing dates fair values becomes available. As Valley finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the FDIC-assisted transactions.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities available for sale. The estimated fair values of the investment securities available for sale were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data.

Covered loans. The acquired loan portfolios were segregated into categories for valuation purposes primarily based on loan type (commercial, mortgage, or consumer) and payment status (performing or non-performing). The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted at estimated market rates. The market rates were estimated using a buildup approach which included assumptions with respect to funding cost and funding mix, estimated servicing cost, liquidity premium, and additional spreads, if warranted, to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate the Level 3 fair values of the covered loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

See Note 7 for further discussion regarding covered loans and Valley’s accretion of the loan discount resulting from acquisition date fair value adjustments.

FDIC loss-share receivable. The fair value of the FDIC loss-share receivable represents the present value of the estimated loss share reimbursements expected to be received from the FDIC for future losses on covered assets, based on the credit assumptions estimated for covered assets, loss sharing percentages, and the first loss tranche amount, if applicable. These loss share reimbursements were then discounted using the U.S. Treasury strip curve plus a premium to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amounts ultimately collected for this asset are dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

Other intangible assets. Other intangible assets consisting of core deposit intangibles (“CDI”) are measures of the value of non-maturity checking, savings, NOW and money market deposits that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI related to the FDIC-assisted transactions is being amortized over an estimated useful life of five years to approximate the existing deposit relationships acquired. Valley evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Short-term and long-term borrowings. The fair value of short-term and long-term borrowings is estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When these quoted prices are unavailable, the fair value of borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Asset,” (1) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (2) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (3) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under Accounting Standards Codification (“ASC”) Topic 860 was effective on January 1, 2010. The adoption of this guidance did not have a material impact on Valley’s consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting Standards Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (1) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (2) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Valley beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. The applicable new disclosures have been included in Note 6.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU No. 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU No. 2009-17 became effective on January 1, 2010 and did not have a material impact on Valley’s consolidated financial statements.

ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the ASC provide that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The new guidance is not expected to have a significant impact on Valley’s consolidated financial statements. See Note 7 for more information regarding Valley’s covered loans accounted for in accordance with ASC Subtopic 310-30.

Note 6. Fair Value Measurement of Assets and Liabilities

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market or, in the absence of a principal market, the most advantageous market for the asset or liability. In estimating fair value, Valley uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted exchange quoted prices in active markets for identical assets or liabilities, or identical liabilities traded as assets that the reporting entity has the ability to access at the measurement date

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets), for substantially the full term of the asset or liability

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2010 and December 31, 2009. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$236,744	$236,744	$—	$—
U.S. government agency securities	59,525	—	59,525	—
Obligations of states and political subdivisions	44,535	—	44,535	—
Residential mortgage-backed securities	867,629	—	754,927	112,702
Trust preferred securities	42,804	18,040	5,531	19,233
Corporate and other debt securities	42,105	914	33,134	8,057
Equity securities	48,470	29,380	10,259	8,831

Total available for sale	1,341,812	285,078	907,911	148,823

Trading securities	33,186	—	—	33,186
Loans held for sale (1)	18,481	—	18,481	—
Other assets (2)	4,905	—	4,905	—

Total assets	$1,398,384	$285,078	$931,297	$182,009

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$159,159	$159,159	$—	$—
Other liabilities (2)	1,092	—	1,092	—

Total liabilities	$160,251	$159,159	$1,092	$—

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for Sale
U.S. Treasury securities	$276,285	$276,285	$—	$—
Obligations of states and political subdivisions	33,411	—	33,411	—
Residential mortgage-backed securities	940,505	—	820,652	119,853
Trust preferred securities	36,412	16,320	—	20,092
Corporate and other debt securities	19,042	—	10,868	8,174
Equity securities	46,826	28,098	10,235	8,493

Total available for sale	1,352,481	320,703	875,166	156,612

Trading securities	32,950	—	—	32,950
Loans held for sale (1)	25,492	—	25,492	—
Other assets (2)	7,124	—	7,124	—

Total assets	$1,418,047	$320,703	$907,782	$189,562

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$155,893	$155,893	$—	$—
Other liabilities (2)	1,018	—	1,018	—

Total liabilities	$156,911	$155,893	$1,018	$—

(1)	The loans held for sale (which consist of residential mortgages) had contractual unpaid principal balances totaling approximately $18.1 million and $25.3 million at March 31, 2010 and December 31, 2009, respectively.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at March 31, 2010 and December 31, 2009.

The following valuation techniques were used to measure the fair value of financial instruments in the table above. All the valuation techniques described below are based upon the unpaid principal balance only for each item carried at fair value and excludes any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Available for sale and trading securities. U.S. Treasury securities and certain common and preferred equity securities are reported at fair values utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In addition, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In calculating the fair value for certain trading securities, consisting of trust preferred securities, under Level 3, Valley prepared present value cash flow models incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer. The resulting estimated future cash flows were discounted at a yield determined by reference to similarly structured securities for which observable orderly transactions occurred. For a majority of the securities valued under Level 3, the discount rate actually utilized reflected orderly transactions of similar issued securities by the same obligor. The discount rate is further adjusted to reflect a market premium which incorporates, among other variables, illiquidity premiums and variances in the instruments’ structure. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

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

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale during the three months ended March 31, 2010 and 2009 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs, as clarified by ASU No. 2009-5 under ASC Topic 820. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

financial terms (see Note 13 for details) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures during the three months ended March 31, 2010 and 2009.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using third party prices that are based on discounted cash flow analyses. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2010 and December 31, 2009.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended March 31, 2010
	Trading Securities		Available For Sale Securities
	(in thousands)

Balance at December 31, 2009	$32,950		$156,612
Transfers out of Level 3 (1)	—		(852)
Total net gains (losses) for the period included in:
Net income	236		—
Other comprehensive income	—		1,596
Sales and settlements	—		(8,533)

Balance at March 31, 2010	$33,186		$148,823

Net unrealized gains (losses) included in net income for the period relating to assets held at March 31, 2010 (2)	$236	(3)	$(2,593	)(4)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2009
	Trading Securities		Available For Sale Securities
	(in thousands)

Balance at December 31, 2008	$—		$—
Transfers into Level 3 (1)	34,236		115,343
Total net gains (losses) for the period included in:
Net income	70		—
Other comprehensive income	—		20,371
Sales and settlements	—		(4,292)

Balance at March 31, 2009	$34,306		$131,422

Net unrealized gains (losses) included in net income for the period relating to assets held at March 31, 2009 (2)	$70	(3)	$(2,171	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading (losses) gains, net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During the first quarter of 2010, one corporate bond classified as available for sale was transferred out of Level 3 assets (as shown in the table above) to Level 1 assets due to newly available exchange quoted prices in active markets for this security. There were no other transfers in or out of Level 1 and Level 2 assets measured at fair value during the three months ended March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the three months ended March 31, 2010 and 2009, collateral dependent impaired loans were individually remeasured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. At March 31, 2010, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $27.1 million were reduced by direct loan charge-offs totaling $2.2 million and specific valuation allowance allocations totaling $2.4 million to a reported fair value of $22.6 million based on collateral values utilizing Level 3 valuation inputs. At March 31, 2009, collateral dependent impaired loans with a carrying value of $13.7 million were reduced by specific valuation allowance allocations totaling $4.0 million to a reported fair value of $9.7 million based on collateral values utilizing Level 3 inputs.

Loan servicing rights. For the three months ended March 31, 2010 and 2009, Valley recognized impairment charges on its loan servicing rights totaling $55 thousand and $1.1 million, respectively. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Fair values for each group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Valley’s loan servicing rights had a carrying value of $11.7 million (net of $667 thousand valuation allowance) at March 31, 2010. See Note 9 for further information.

Foreclosed assets. During the three months ended March 31, 2010 and 2009, certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the three months ended March 31, 2010 and 2009, foreclosed assets, mainly comprised of repossessed automobiles, measured at fair value upon initial recognition totaled $3.8 million and $3.6 million, respectively. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs of the allowance for loan losses totaling $2.3 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the quarters ended March 31, 2010 and 2009:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Condition	Reported in Consolidated Statements of Income	Three Months Ended March 31,
		2010	2009
		(in thousands)

Assets
Available for sale securities	Net impairment losses on securities	$(2,593)	$(2,171)
Trading securities	Trading (losses) gains, net	236	(536)
Loans held for sale	Gains on sales of loans, net	2,520	2,144

Liabilities
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(3,266)	13,755

		$(3,103)	$13,192

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

The fair value estimates below made at March 31, 2010 and December 31, 2009 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation,

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

trust and investment management departments) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

The carrying amounts and estimated fair values of financial instruments were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$297,114	$297,114	$305,678	$305,678
Interest bearing deposit with banks	164,006	164,006	355,659	355,659
Investment securities held to maturity	1,677,345	1,656,341	1,584,388	1,548,006
Investment securities available for sale	1,341,812	1,341,812	1,352,481	1,352,481
Trading securities	33,186	33,186	32,950	32,950
Loans held for sale, at fair value	18,481	18,481	25,492	25,492
Net loans	9,466,226	9,363,065	9,268,081	9,233,493
Accrued interest receivable	63,213	63,213	56,245	56,245
Federal Reserve Bank and Federal Home Loan Bank stock	139,013	139,013	139,911	139,911
Other assets*	4,905	4,905	7,124	7,124

Financial liabilities:
Deposits without stated maturities	6,527,032	6,527,032	6,464,918	6,464,918
Deposits with stated maturities	3,252,583	3,311,305	3,082,367	3,135,611
Short-term borrowings	188,600	190,257	216,147	206,296
Long-term borrowings	2,905,788	3,100,782	2,946,320	3,115,285
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $159,159 at March 31, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	184,399	184,366	181,150	180,639
Accrued interest payable	6,901	6,901	7,081	7,081
Other liabilities*	1,092	1,092	1,018	1,018

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit had immaterial estimated fair values at March 31, 2010 and December 31, 2009.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value.

Investment securities held to maturity. Fair values are based on prices obtained through an independent pricing service or dealer market participants which Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. For certain securities, for which the inputs used by either dealer market participants or independent pricing service were derived from unobservable market information, Valley evaluated the appropriateness and quality of each price. Additionally, Valley reviewed the volume and level of activity for all classes of held to maturity securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value (fair values based on Level 3 inputs). If applicable, the adjustment to fair value was derived based on present value cash flow model projections prepared by Valley utilizing assumptions similar to those incorporated by market participants.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Loans. Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans. See Note 4 for details regarding the fair value measurement of covered loans.

Accrued interest receivable and payable. The carrying amounts of accrued interest approximate their fair value.

Federal Reserve Bank and Federal Home Loan Bank stock. The redeemable carrying amount of these securities with limited marketability approximates their fair value. These securities are recorded in other assets on the consolidated statements of financial condition.

Deposits. Current carrying amounts approximate estimated fair value of demand deposits and savings accounts. The fair value of time deposits is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturity.

Short-term and long-term borrowings. The fair value is estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When these quoted prices are unavailable, the fair value of borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Junior subordinated debentures issued to GCB Capital Trust III. There is no active market for the trust preferred securities issued by GCB Capital Trust III. Therefore, the fair value is estimated utilizing the income approach, whereby the expected cash flows, over the remaining estimated life of the security, are discounted using Valley’s credit spread over the current yield on a similar maturity U.S. Treasury security. Valley’s credit spread was calculated based on Valley’s trust preferred securities issued by VNB Capital Trust I, which are publicly traded in an active market.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Loans

The details of the loan portfolio as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Non-covered loans:
Commercial and industrial	$1,765,431	$1,801,251

Mortgage:
Construction	433,999	440,046
Residential mortgage	1,893,279	1,943,249
Commercial real estate	3,483,378	3,500,419

Total mortgage loans	5,810,656	5,883,714

Consumer:
Home equity	553,951	566,303
Credit card	9,526	10,025
Automobile	934,118	1,029,958
Other consumer	70,988	78,820

Total consumer loans	1,568,583	1,685,106

Total non-covered loans	9,144,670	9,370,071

Covered loans	425,042	—

Total loans	$9,569,712	$9,370,071

Total non-covered loans are net of unearned discount and deferred loan fees totaling $8.6 million and $8.7 million at March 31, 2010 and December 31, 2009.

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (allowance for loan losses). Under ASC Subtopic 310-30, loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Such increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life, while decreases in expected cash flows are recognized as impairment through the allowance for loan losses. As noted above, valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

The covered loans acquired from the FDIC were aggregated into pools based on similar risk ratings in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing. Management’s judgment is required in reclassifying loans subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the balances of the covered loans as of March 31, 2010:

	LibertyPointe Bank	Park Avenue Bank	Total
	(in thousands)

Covered loans category:
Commercial and industrial	$16,677	$134,306	$150,983
Mortgage	164,120	232,928	397,048
Consumer	120	—	120

Total covered loans acquired	180,917	367,234	548,151

Less discount resulting from acquisition date fair value adjustment	(52,007)	(71,102)	(123,109)

Net covered loans acquired	128,910	296,132	425,042

Asset Quality

The tables below exclude covered loans that were acquired as part of the LibertyPointe Bank and Park Avenue Bank transactions. These loans are accounted for on a pool basis, and the pools are considered to be performing.

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Loans past due in excess of 90 days and still accruing	$4,051	$5,125

Non-accrual loans	$91,596	$91,964
Other real estate owned*	4,534	3,869
Other repossessed assets	2,554	2,565

Total non-performing assets	$98,684	$98,398

Troubled debt restructured loans	$3,575	$19,072

*	This table excludes other real estate owned that is related to the FDIC-assisted transactions, which totaled $7.6 million at March 31, 2010. Other real estate owned related to the FDIC-assisted transactions is subject to the loss-sharing agreements with the FDIC.

Information about impaired loans as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Impaired loans for which there was a specific related allowance for loan losses	$27,722	$45,986
Other impaired loans	34,885	28,554

Total impaired loans	$62,607	$74,540

Related allowance for loan losses	$2,762	$7,314

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Allowance for credit losses*
Beginning balance	$103,655	$94,738

Loans charged-off	(14,164)	(8,041)
Charged-off loans recovered	3,181	799

Net charge-offs	(10,983)	(7,242)
Provision charged for credit losses	12,611	9,981

Ending balance	$105,283	$97,477

Components of allowance for credit losses:
Allowance for loan losses	$103,486	$95,913
Reserve for unfunded letters of credit	1,797	1,564

Allowance for credit losses	$105,283	$97,477

*	Includes allowance for non-covered loans only.

Note 8. Investment Securities

As of March 31, 2010, Valley had approximately $1.7 billion and $1.3 billion in held to maturity and available for sale investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. In addition, many of the bank issuers of trust preferred securities within Valley’s investment portfolio remain participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

March 31, 2010:
Obligations of states and political subdivisions	$369,405	$3,163	$(439)	$372,129
Residential mortgage-backed securities	973,397	23,733	(396)	996,734
Trust preferred securities	281,839	5,391	(52,678)	234,552
Corporate and other debt securities	52,704	1,724	(1,502)	52,926

Total investment securities held to maturity	$1,677,345	$34,011	$(55,015)	$1,656,341

December 31, 2009:
Obligations of states and political subdivisions	$313,360	$3,430	$(227)	$316,563
Residential mortgage-backed securities	936,385	17,970	(413)	953,942
Trust preferred securities	281,836	3,832	(59,516)	226,152
Corporate and other debt securities	52,807	907	(2,365)	51,349

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006

The age of unrealized losses and fair value of related securities held to maturity at March 31, 2010 and December 31, 2009 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

March 31, 2010:
Obligations of states and political subdivisions	$50,891	$(431)	$1,305	$(8)	$52,196	$(439)
Residential mortgage-backed securities	130,961	(396)	—	—	130,961	(396)
Trust preferred securities	—	—	115,373	(52,678)	115,373	(52,678)
Corporate and other debt securities	6,797	(136)	15,589	(1,366)	22,386	(1,502)

Total	$188,649	$(963)	$132,267	$(54,052)	$320,916	$(55,015)

December 31, 2009:
Obligations of states and political subdivisions	$42,507	$(219)	$1,305	$(8)	$43,812	$(227)
Residential mortgage-backed securities	120,101	(404)	2,450	(9)	122,551	(413)
Trust preferred securities	10,702	(89)	121,197	(59,427)	131,899	(59,516)
Corporate and other debt securities	7,206	(338)	17,926	(2,027)	25,132	(2,365)

Total	$180,516	$(1,050)	$142,878	$(61,471)	$323,394	$(62,521)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at March 31, 2010 was 67 compared to 79 at December 31, 2009.

At March 31, 2010, the unrealized losses reported for trust preferred securities relate to 19 single-issuer securities, mainly issued by bank holding companies. Of the 19 trust preferred securities, 8 were investment grade, 1 was non-investment grade, and 10 were not rated. Additionally, $34.6 million of the $52.7 million in unrealized losses at March 31, 2010, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances.

Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

agreement with its bank regulators which require, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of March 31, 2010. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities as of March 31, 2010 relate mainly to one investment rated bank issued corporate bond with a $9.0 million amortized cost and a $1.2 million unrealized loss that is paying in accordance with its terms.

Management does not believe that any individual unrealized loss as of March 31, 2010 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of March 31, 2010, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $476.5 million.

The contractual maturities of investments in debt securities held to maturity at March 31, 2010 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2010
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$182,759	$182,801
Due after one year through five years	64,287	65,428
Due after five years through ten years	81,320	83,670
Due after ten years	375,582	327,708
Residential mortgage-backed securities	973,397	996,734

Total investment securities held to maturity	$1,677,345	$1,656,341

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 2.5 years at March 31, 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

March 31, 2010:
U.S. Treasury securities	$236,591	$314	$(161)	$236,744
U.S. government agency securities	59,788	48	(311)	59,525
Obligations of states and political subdivisions	43,804	773	(42)	44,535
Residential mortgage-backed securities	835,993	40,262	(8,626)	867,629
Trust preferred securities*	59,720	220	(17,136)	42,804
Corporate and other debt securities	44,764	318	(2,977)	42,105
Equity securities	49,155	2,047	(2,732)	48,470

Total investment securities available for sale	$1,329,815	$43,982	$(31,985)	$1,341,812

December 31, 2009:
U.S. Treasury securities	$277,429	$—	$(1,144)	$276,285
Obligations of states and political subdivisions	32,724	722	(35)	33,411
Residential mortgage-backed securities	911,186	39,537	(10,218)	940,505
Trust preferred securities*	56,636	117	(20,341)	36,412
Corporate and other debt securities	22,578	198	(3,734)	19,042
Equity securities	49,112	1,956	(4,242)	46,826

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related investment securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	Less than		More than
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

March 31, 2010:
U.S. Treasury securities	$90,312	$(161)	$—	$—	$90,312	$(161)
U.S. government agency securities	45,457	(311)	—	—	45,457	(311)
Obligations of states and political subdivisions	2,163	(8)	1,682	(34)	3,845	(42)
Residential mortgage-backed securities	6,681	(74)	105,119	(8,552)	111,800	(8,626)
Trust preferred securities	—	—	33,606	(17,136)	33,606	(17,136)
Corporate and other debt securities	10,747	(17)	7,014	(2,960)	17,761	(2,977)
Equity securities	—	—	37,452	(2,732)	37,452	(2,732)

Total	$155,360	$(571)	$184,873	$(31,414)	$340,233	$(31,985)

December 31, 2009:
U.S. Treasury securities	$276,285	$(1,144)	$—	$—	$276,285	$(1,144)
Obligations of states and political subdivisions	395	(4)	1,688	(31)	2,083	(35)
Residential mortgage-backed securities	11,318	(245)	122,031	(9,973)	133,349	(10,218)
Trust preferred securities	—	—	34,622	(20,341)	34,622	(20,341)
Corporate and other debt securities	1,878	(57)	6,296	(3,677)	8,174	(3,734)
Equity securities	—	—	35,901	(4,242)	35,901	(4,242)

Total	$289,876	$(1,450)	$200,538	$(38,264)	$490,414	$(39,714)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at March 31, 2010 was 79 compared to 82 at December 31, 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns a total of 20 individual private label mortgage-backed securities with a combined amortized cost and fair value of $124.8 million and $116.3 million, respectively, at March 31, 2010. The unrealized losses totaling $8.6 million for residential mortgage-backed securities relate mainly to 11 individual private label mortgage-backed securities. Of these 11 securities, 3 securities had investment grade rating and 8 had a non-investment grade rating at March 31, 2010. Based on management’s impairment analysis, three of the 8 non-investment grade securities were found to be other-than-temporarily impaired at March 31, 2010. See the “Other-Than-Temporary Impairment Analysis” section below for more details regarding these impaired securities.

At March 31, 2010, the unrealized losses for trust preferred securities in the table above relate to 13 single-issuer bank issued trust preferred securities and three pooled trust preferred securities. Based on management’s impairment analysis, two of the three pooled trust preferred securities were found to be other-than-temporarily impaired during the quarter ended March 31, 2010. At March 31, 2010, all 13 of the single-issuer trust preferred securities classified as available for sale had investment grade ratings. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities relate mostly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $3.0 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to three perpetual preferred securities with a $34.6 million amortized cost and a $2.5 million unrealized loss. All of the perpetual preferred securities with unrealized losses at March 31, 2010 have investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment, except for the three private label mortgage-backed securities and two pooled trust preferred securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of March 31, 2010, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $640.8 million.

The contractual maturities of investments in debt securities available for sale at March 31, 2010, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year	$14,365	$14,453
Due after one year through five years	217,583	218,179
Due after five years through ten years	95,868	96,216
Due after ten years	116,851	96,865
Residential mortgage-backed securities	835,993	867,629
Equity securities	49,155	48,470

Total investment securities available for sale	$1,329,815	$1,341,812

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 3.1 years at March 31, 2010.

Other-Than-Temporary Impairment Analysis

Effective January 1, 2009, Valley early adopted authoritative guidance under ASC Topic 320, “Investments – Debt and Equity Securities” for evaluating the held to maturity and available for sale investment portfolios for impairment. Among other things, this guidance requires declines in the fair value of debt securities, considered to be other-than-temporary, to be reflected in earnings as realized losses to the extent the impairment is related to credit losses, but only if Valley has no intent to sell the security, and it is not more likely than not that Valley will be required to sell the security before recovery of its amortized cost basis. The amount of the impairment related to non-credit factors is recognized in other comprehensive income. Other-than-temporary impairment means Valley believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the adoption of this authoritative guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, Valley has to first consider (a) whether Valley intends to sell the security, and (b) whether it is more likely than not that Valley will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but Valley does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors.

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

For residential mortgage-backed securities Valley estimates loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at March 31, 2010. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 20 private label mortgage-backed securities were as follows: a CDR of 0 percent to 11.9 percent, a loss severity rate of 5.2 percent to 52.9 percent, and a CPR of 8.1 percent to 43.3 percent.

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a break in yield, the security would be considered to be other-than-temporarily impaired. For the three months ended March 31, 2010, two of the pooled trust preferred securities (which were previously impaired during 2008 and 2009) were deemed to have additional estimated credit losses due to a decline in the expected cash flows from these securities. See the “Other-Than-Temporarily-Impaired Securities” section below for more details regarding these impaired securities.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The perpetual preferred securities are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of March 31, 2010. Based on this analysis, management believes the declines in fair value are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Available for sale:
Residential mortgage-backed securities	$216	$2,171
Trust preferred securities	2,377	—

Net impairment losses on securities recognized in earnings	$2,593	$2,171

For the three months ended March 31, 2010, we recognized additional estimated credit losses totaling $2.4 million (reclassified from other comprehensive income to earnings) for two previously impaired pooled trust preferred securities as higher default rates decreased the expected cash flows from these securities. After all impairment charges, the two pooled trust preferred securities had a combined amortized cost and fair value of $6.0 million and $1.7 million, respectively, at March 31, 2010.

For the three months ended March 31, 2010, Valley recognized estimated credit losses totaling $216 thousand on three private label mortgage-backed securities classified as available for sale. Two of the three securities were previously impaired during the first quarter of 2009 and credit losses totaling $92 thousand were reclassified from other comprehensive income to earnings during the current period. The one remaining mortgage backed security was initially impaired during the three months ended March 31, 2010 as Valley’s estimate of expected cash flows was less than the contractual cash flows. After all impairment charges, the three private label mortgage-backed securities had a combined amortized cost of $37.7 million and fair value of $34.4 million, at March 31, 2010. Although Valley recognized other-than-temporary impairment changes on the three securities listed above, each security is currently performing in accordance with its contractual terms. Three residential mortgage-backed securities classified as available for sale, with an amortized cost basis of $38.7 million, were deemed to have other-than-temporary impairment losses totaling $2.2 million during the three months ended March 31, 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Sales transactions:
Gross gains	$882	$—
Gross losses	(15)	(36)

	867	(36)

Maturities and other securities transactions:
Gross gains	12	17
Gross losses	(16)	(18)

	(4)	(1)

Gains (losses) on securities transactions, net	$863	$(37)

Valley recognized $863 thousand in net gains on securities transactions during the first quarter of 2010 mainly due to the sale of $233.0 million of U.S. Treasury securities that were classified as available for sale. The sale proceeds were held on deposit with the Federal Reserve as a source of liquidity for potential redemptions of deposits assumed in our FDIC-assisted transactions during the first quarter of 2010.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Balance, beginning of the period	$6,553	$549
Additions:
Initial credit impairments	124	2,171
Subsequent credit impairments	2,469	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(48)	—

Balance, end of period	$9,098	$2,720

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. Other-than-temporary impairment recognized in earnings for the three months ended March 31, 2010 and 2009, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trading Securities

The fair value of trading securities (consisting of 4 single-issuer bank trust preferred securities) was $33.2 million at March 31, 2010 and $33.0 million at December 31, 2009. Interest income on trading securities totaled $642 thousand and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)

Balance at December 31, 2009	$18,978	$93,805	$107,969	$75,672	$296,424
Goodwill from FDIC-assisted transactions	—	3,033	5,385	2,971	11,389

Balance at March 31, 2010	$18,978	$96,838	$113,354	$78,643	$307,813

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the quarter ended March 31, 2010, Valley recorded $11.4 million in goodwill resulting from the LibertyPointe and Park Avenue Bank FDIC-assisted transactions. See Note 4 for details. There was no impairment of goodwill for the quarters ended March 31, 2010 and 2009.

The following table summarizes other intangible assets as of March 31, 2010 and December 31, 2009:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)

March 31, 2010
Loan servicing rights	$72,074	$(59,689)	$(667)	$11,718
Core deposits	26,479	(14,672)	—	11,807
Other	2,796	(1,404)	—	1,392

Total other intangible assets	$101,349	$(75,765)	$(667)	$24,917

December 31, 2009
Loan servicing rights	$70,885	$(59,163)	$(612)	$11,110
Core deposits	25,584	(13,859)	—	11,725
Other	4,057	(2,587)	—	1,470

Total other intangible assets	$100,526	$(75,609)	$(612)	$24,305

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recognized impairment charges, net of recoveries on its loan servicing rights totaling $55 thousand and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

Core deposit intangibles are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “other” included in the table above consists of customer lists and covenants not to compete, which are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. During the quarter ended March 31, 2010, Valley recorded $895 thousand in core deposit intangibles resulting from the two FDIC-assisted transactions. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized for the quarter ended March 31, 2010 and 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2010 through 2014:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2010	$2,364	$2,396	$225
2011	2,543	2,798	268
2012	1,868	2,298	252
2013	1,445	1,797	148
2014	1,073	1,297	84

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, of $1.7 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively.

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Service cost	$1,450	$1,304
Interest cost	1,433	1,274
Expected return on plan assets	(1,582)	(1,429)
Amortization of prior service cost	160	149
Amortization of actuarial loss	276	227

Total net periodic pension expense	1,737	1,525

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(149)
Amortization of actuarial loss	(276)	(227)

	(436)	(376)

Total amount recognized in net periodic benefit cost and other comprehensive income (before tax)	$1,301	$1,149

The fair value of qualified plan assets increased approximately $1.6 million, or 2.1 percent to $75.6 million at March 31, 2010 from $74.0 million at December 31, 2009. Valley did not contribute to the qualified plan during the quarter ended March 31, 2010. Valley expects to contribute approximately $5.0 million to the qualified plan during the reminder of 2010 based upon actuarial estimates.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Stock–Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “2009 LTSIP”), adopted by Valley’s Board of Directors on November 17, 2008 and approved by its shareholders on April 14, 2009. The 2009 LTSIP replaced the 1999 Long-Term Stock Incentive Plan which expired on January 19, 2009, with approximately 1.7 million unissued shares remaining. The 2009 LTSIP is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the 2009 LTSIP is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.7 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or on the last date proceeding such date on which a sale was reported. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. Valley awarded no stock options and restricted stock totaling approximately 1 thousand shares during the three months ended March 31, 2010. There were no stock awards during the first quarter of 2009. As of March 31, 2010, there were 6.6 million shares of common stock available for issuance under the 2009 LTSIP.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $1.0 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. The fair values of stock awards are expensed over the vesting period. As of March 31, 2010, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $6.3 million and will be recognized over an average remaining vesting period of approximately 2.3 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. There were no shares granted for the three months ended March 31, 2010 and 2009. There were 108,337 shares outstanding under this plan and 270,664 shares available for issuance as of March 31, 2010.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $195.1 million as of March 31, 2010. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $115.6 million, or 59.2% percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of March 31, 2010, Valley had a $753 thousand liability related to the standby letters of credit.

Note 13. Junior Subordinated Debentures Issued To Capital Trusts

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. GCB Capital Trust III was established by Greater Community prior to Valley’s acquisition of Greater Community, and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition on July 1, 2008. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley, as Tier I regulatory capital.

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value. Net trading gains (losses) included non-cash losses of $3.3 million and non-cash gains of $13.8 million for the three months ended March 31, 2010 and 2009, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of March 31, 2010:

	March 31, 2010
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)

Junior Subordinated Debentures:
Carrying value (1)	$159,159	$25,240
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $497 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. Valley’s Board of Directors has granted management authorization to call, from time to time, all or part of the remaining junior subordinated debentures issued to VNB Capital Trust I for redemption prior to their stated maturity date of December 15, 2031. No debentures were called or redeemed during the three months ended March 31, 2010.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at March 31, 2010 and December 31, 2009. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rule originally provided a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of March 31, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

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

At March 31, 2010, Valley has two interest rate caps with an aggregate notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. These interest rate caps were non-designated hedges from January 1, 2009 until February 20, 2009 due to the termination of the original hedging relationship in the fourth quarter of 2008. On February 20, 2009, Valley re-designated the interest rate caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates based on the federal funds rate. The change in fair value of these derivatives while not designated as hedges totaled a $369 thousand gain included in other income for the three months ended March 31, 2009.

At March 31, 2010, Valley has two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

Fair Value Hedge of a Fixed Rate Asset. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2010, Valley had one interest rate swap with a notional amount of $9.2 million.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities. During the fourth quarter 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) did not qualify for hedge accounting and were subsequently re-designated during February 2009. Valley had no derivatives that were not designated in hedging relationships during the first quarter of 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in thousands)

Asset Derivatives

Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$4,905	$7,124

Total derivatives designated as hedging instruments		$4,905	$7,124

Liability Derivatives

Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,092	$1,018

Total derivatives designated as hedging instruments		$1,092	$1,018

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income to interest on short-term borrowings	$(382)	$(48)
Amount of (loss) gain recognized in other comprehensive income	(2,064)	(567)

For the three months ended March 31, 2010, Valley recognized a net loss of $155 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps. No material ineffectiveness existed on the federal funds and prime interest rate caps during the three months ended March 31, 2009. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $3.7 million and $2.7 million at March 31, 2010 and December 31, 2009, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $2.2 million will be reclassified as an increase to interest expense.

(Losses) gains included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as followings:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Derivative - commercial loan interest rate swap:
Interest income - Interest and fees on loans	$(74)	$433

Hedged item - commercial loan:
Interest income - Interest and fees on loans	$74	$(433)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Non-designated hedge interest rate derivatives
Trading gains (losses), net	$—	$1,984
Other non-interest income	—	369

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations. As of March 31, 2010, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At March 31, 2010, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred as the “Bank” in this MD&A.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “expect,” “anticipate,” “look,” “view,” “opportunities,” “allow,” “continues,” “reflects,” “believe,” “may,” “should,” “will,” “estimates” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II Item 1A of this report include, but are not limited to:

•	a continued or unexpected decline in the economy, in particular in New Jersey and the New York Metropolitan area;

•	increases in our allowance for loan losses;

•	increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	reduction in our deposit base as a result of lower-cost funding sources;

•	a reduction in dividend payments, distributions and other payments from our banking subsidiary;

•	possible reduction or elimination of the dividend on our common stock;

•	increased or unexpected competition from our competitors;

•	further offerings of our equity securities may result in dilution of our common stock and a reduction in the price of our common stock;

•	potential acquisitions may disrupt our business and dilute shareholder value;

•	we may be unable to successfully implement our growth strategies;

•	additional regulatory oversight which may require us to change our business model;

•	changes in accounting policies or accounting standards;

•	market conditions and other factors may adversely affect the market price of our common stock;

•	we may be unable to adapt to technological changes;

•	our internal controls and procedures may not be adequate;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	our failure or inability to raise additional capital, if it is necessary or advisable to do so;

•	future earnings volatility caused by economic or other factors;

•	the possibility that the expected benefits of the LibertyPointe Bank and Park Avenue Bank acquisitions will not be fully realized;

•

expected cost synergies and other benefits from our acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters may arise; and

•	other unexpected material adverse changes in our operations or earnings.

We assume no obligation for updating such forward-looking statements at any time.

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

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009. We identified our policies on the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

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

The allowance for loan losses consists of four elements: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans based on historical loss factors, and (4) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing. Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

Security Valuations and Impairments. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on consolidated financial condition or results of operations. See Note 6 for more details on our security valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. See the “Investment Securities Portfolios” section below and Notes 6 and 8 to the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $307.8 million at March 31, 2010 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets totaling $24.9 million at March 31, 2010 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

In connection with determining our income tax provision, we maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, we evaluate each of our tax positions and strategies to determine whether the reserve continues to be appropriate. See Notes 1 and 14 to the consolidated financial statements in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 and the “Income Taxes” section in this MD&A include additional discussion on the accounting for income taxes.

New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Net income for the first quarter of 2010 was $27.4 million, or $0.17 per diluted common share, compared to $37.4 million, or $0.22 per diluted common share (adjusted for preferred dividends and accretion of $4.2 million), for the first quarter of 2009. The decrease in net income was largely due to (i) a $16.2 million decline in net trading gains mainly due to non-cash mark to market losses on our junior subordinated debentures carried at fair value during the first quarter of 2010 and (ii) a $2.6 million increase in the provision for credit losses due to higher net charge-offs and non-performing loans caused by deterioration in economic conditions, partially offset by (iii) a $5.3 million increase in net interest income resulting mainly from a decrease in the cost of interest bearing deposits and (iv) a $4.0 million decrease in income tax expense.

During the second week of March 2010, the Bank acquired certain assets and assumed certain liabilities (consisting mainly of loans and deposits) of Manhattan-based LibertyPointe Bank and The Park Avenue Bank (“Park Avenue Bank”) from the FDIC, as receiver, in linked-bid transactions. In connection with both transactions the Bank entered into loss-sharing agreements with the FDIC. These FDIC-assisted transactions expanded our market share in Manhattan and Brooklyn, were immediately accretive to our earnings, and have a minimal impact on our historical loan credit risk profiles due to the loss-sharing agreements entered into with the FDIC. Four of the seven total branches of the former LibertyPointe Bank and Park Avenue Bank were closed on April 30, 2010 with their customer service transferred to existing Valley branches within very close proximity of each location. These consolidations should enhance the expected further benefits to be realized from the two transactions. See Note 4 to the consolidated financial statements for additional information related to the FDIC-assisted transactions.

Despite recently reported improvements in certain economic indicators, the current economic downturn continues to present significant challenges to us, as well as the entire banking industry. Mindful of such a poor operating environment and the higher delinquency rates reported by many other banks, we believe that our loan portfolio’s performance remains at an acceptable level as of March 31, 2010. Total loans past due in excess of 30 days increased 0.07 percent to 1.68 percent of our total loan portfolio at March 31, 2010 as compared to 1.61 percent at December 31, 2009 due to higher loans past due 30 to 89 days. However, loans past due 90 days or more and still accruing decreased to $4.1 million at March 31, 2010 compared to $5.1 million at December 31, 2009 primarily due to the decline in commercial and industrial loans within this delinquency category. Non-accrual loans also decreased to $91.6 million or 0.96 percent of total loans at March 31, 2010 as compared to $92.0 million, or 0.98 percent of total loans at December 31, 2009. Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and, largely collectible based on, in part, our quarterly valuation of impaired loans. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration from a weak economy, management cannot provide assurance that our loan portfolio performance will not decline from the levels reported as of March 31, 2010. See “Non-performing Assets” section at page 57 for further analysis of our credit quality.

Total loans increased $199.6 million to $9.6 billion at March 31, 2010 as compared to $9.4 billion at December 31, 2009 due to the covered loans of $425.0 million (as defined under the “Loan Portfolio” section below) acquired in the two FDIC-assisted transactions during the first quarter of 2010. The increase was partially offset by declines in all categories of non-covered loans (or loans not subject to loss-sharing agreements with the FDIC) mainly due to the impact of the current economic conditions on loan demand from both existing and potential new borrowers, as well as our secondary market sales of most refinanced and new residential mortgage loan originations due to the current low level of interest rates.

During the quarter, total deposits increased $232.3 million to approximately $9.8 billion at March 31, 2010 due to deposits assumed in the two FDIC-assisted transactions during March 2010. The deposits assumed in the FDIC-assisted transactions decreased $184.9 million from $654.2 million from the dates of assumption to $469.3 million at March 31, 2010, and continued to decline during the second quarter of 2010. The decreases were expected and were primarily a result of the early redemption of higher rate certificates of deposit assumed. Under the purchase agreements with the FDIC, we opted to immediately reduce the interest rates on such instruments. This strategy allowed us to deploy some of our excess liquidity, which was caused, in part, by the current economy’s negative impact on loan demand and the low level of interest rates during March 2010. Excluding the $469.3 million in deposits assumed in the FDIC-assisted transactions, we experienced declines in all deposit categories during the first quarter of 2010 mainly as a result of low loan demand and our desire not to generate for higher cost deposits until demand returns.

There were no preferred dividends and accretion negatively impacting our earnings per share for the first quarter of 2010 due to our 2009 repurchases of all 300,000 shares of our senior preferred stock from the U.S. Treasury. However, a warrant to purchase 2.5 million of our common shares (at $17.77 per share, adjusted for the five percent stock dividend declared on April 14, 2010) remains outstanding to the U.S. Treasury. After negotiation, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury recently announced its intention to sell the warrants through a public auction expected to be completed during the second quarter of 2010.

For the three months ended March 31, 2010, we reported an annualized return on average shareholders’ equity (“ROE”) of 8.72 percent and an annualized return on average assets (“ROA”) of 0.77 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 11.75 percent for the first quarter of 2010. The comparable ratios for the first quarter of 2009 were an annualized ROE of 10.94 percent, an annualized ROA of 1.03 percent, and an annualized ROATE of 14.29 percent. All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value and net impairment losses on securities. Net income included a non-cash charge of $3.3 million ($2.1 million after-taxes) for the first quarter of 2010, as compared to a non-cash gain of $13.8 million ($8.9 million after-taxes) for the same period of 2009 due to the change in fair value of the debentures. Net impairment losses on securities totaled $2.6 million ($1.6 million after-taxes) and $2.2 million ($1.4 million after-taxes) for the three months ended March 31, 2010 and 2009, respectively.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Net income	$27,363	$37,384

Average shareholders’ equity	1,255,189	1,367,247
Less: Average goodwill and other intangible assets	(323,469)	(320,635)

Average tangible shareholders’ equity	$931,720	$1,046,612

Annualized ROATE	11.75%	14.29%

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

Net Interest Income

Net interest income on a tax equivalent basis was $116.2 million for the first quarter of 2010, a $5.4 million increase from the first quarter of 2009 and an increase of $3.3 million from the fourth quarter of 2009. Both increases were due to lower interest expense caused primarily by maturing high cost time deposits, partially offset by a decrease in interest income from loans due to lower loan volumes caused by the economy. Total interest income from investments, on a tax equivalent basis, also decreased $4.5 million for the three months ended March 31, 2010 compared to the same period of 2009 mainly attributable to a decrease in yield resulting from normal paydowns of higher yielding securities which were reinvested into shorter duration lower yielding securities.

During the first quarter of 2010, our cost of total deposits (including non-interest bearing deposits) totaled 0.86 percent as compared to 1.00 percent for the three months ended December 31, 2009. The decrease of 14 basis points was due to maturing high cost municipal and retail certificates of deposit replaced by lower rate certificates of deposit acquired in the FDIC-assisted transactions and lower interest rates on our savings, NOW, and money market accounts during the first quarter of 2010 as compared to the fourth quarter of 2009. A nine basis point increase in the yield on average taxable investments also contributed to the increase in net interest income for the first quarter of 2010 as compared to the fourth quarter of 2009 due to purchases of taxable and non-taxable investment securities yielding better interest rates than certain shorter term U.S. Treasury securities sold during the first quarter. Interest income on loans, on a tax equivalent basis declined $1.2 million for the first quarter of 2010 due to a $42.1 million decline in average loans and a 2 basis point decrease in the yield on average loans. The declines were due, in part, to management’s decision to sell most of its refinanced and new mortgage loan originations into the secondary market, less opportunities to generate new loan relationships as creditworthy business and individuals remain reluctant to borrow or invest in new projects, real estate, or automobiles given the current state of the economy, as well as non-mortgage loan refinance activity at the current low level of interest rates.

For the first quarter of 2010, average loans and average federal funds sold and other interest bearing deposits decreased by $592.9 million and $97.3 million, respectively, while average investments securities increased $182.5 million as compared to the first quarter of 2009. Compared to the fourth quarter of 2009, average loans decreased by $42.1 million during the first quarter of 2010 primarily due to a decrease in automobile loans, as well as decreases across all other non-covered loan categories. Our automobile loan portfolio has declined for seven consecutive quarters mainly due to a decline in auto sales caused by the high level of unemployment, competitive direct financing by some automakers and Valley’s move to further strengthen its auto loan underwriting standards in light of the weakened economy.

Average interest bearing liabilities for the first quarter of 2010 decreased $331.1 million, or 0.61 percent compared with the same quarter of 2009 mainly due to run-off of excess liquidity caused by lower loan demand. Compared to the fourth quarter of 2009, average interest bearing liabilities decreased $83.3 million or 0.14 percent during the first quarter of 2010. Average total interest bearing deposits decreased $58.6 million, or 0.18 percent from the fourth quarter of 2009 mainly due to declines in all deposit categories, excluding deposits assumed in the FDIC-assisted transactions in March 2010, mainly as a result of low loan demand and little need for higher cost deposits until such demand returns to our markets. Average short-term borrowings declined $22.5 million from the fourth quarter of 2009 due to normal decreases in customer repo account balances.

The net interest margin on a tax equivalent basis was 3.65 percent for the first quarter of 2010, an increase of 30 basis points from the first quarter of 2009, and an increase of 18 basis points from 3.47 percent for the quarter ended December 31, 2009. The cost of average interest bearing liabilities declined 14 basis points from the fourth quarter of 2010 mainly due to a 16 basis point decrease in the cost of average savings, NOW, and money market accounts caused by a reduction in our product interest rates, and a 21 basis point decline in the cost of average time deposits due to lower rate certificates of deposit mostly due to the reduction of higher cost municipal deposits. The yield on average interest earning assets increased by 8 basis points on a linked quarter basis mainly due to a 9 basis point increase in yield on average taxable investments which totaled 4.69 percent for the first quarter of 2010 as compared to 4.60 percent for the fourth quarter of 2009 and lower average interesting bearing deposits held at the Federal Reserve.

The following table reflects the components of net interest income for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,422,162	$135,371	5.75%	$9,464,300	$136,536	5.77%	$10,015,090	$143,859	5.75%
Taxable investments (3)	2,720,110	31,880	4.69	2,752,892	31,668	4.60	2,663,019	36,618	5.50
Tax-exempt investments (1)(3)	371,234	3,917	4.22	328,375	3,857	4.70	245,791	3,649	5.94
Federal funds sold and other interest bearing deposits	233,750	154	0.26	463,690	299	0.26	331,091	230	0.28

Total interest earning assets	12,747,256	171,322	5.38	13,009,257	172,360	5.30	13,254,991	184,356	5.56

Allowance for loan losses	(105,023)			(103,599)			(94,487)
Cash and due from banks	332,562			264,948			245,636
Other assets	1,148,960			1,114,532			1,115,270
Unrealized gains (losses) on securities available for sale, net	2,893			11,208			(50,150)

Total assets	$14,126,648			$14,296,346			$14,471,260

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,071,641	$4,860	0.48%	$4,111,471	$6,573	0.64%	$3,565,543	$5,887	0.66%
Time deposits	3,116,322	15,598	2.00	3,135,131	17,285	2.21	3,653,422	30,179	3.30

Total interest bearing deposits	7,187,963	20,458	1.14	7,246,602	23,858	1.32	7,218,965	36,066	2.00
Short-term borrowings	192,498	331	0.69	215,019	409	0.76	454,774	2,551	2.24
Long-term borrowings (4)	3,128,309	34,309	4.39	3,130,498	35,171	4.49	3,166,137	34,894	4.41

Total interest bearing liabilities	10,508,770	55,098	2.10	10,592,119	59,438	2.24	10,839,876	73,511	2.71

Non-interest bearing deposits	2,315,621			2,318,841			2,160,116
Other liabilities	47,068			92,006			104,021
Shareholders’ equity	1,255,189			1,293,380			1,367,247

Total liabilities and shareholders’ equity	$14,126,648			$14,296,346			$14,471,260

Net interest income/interest rate spread (5)		$116,224	3.28%		$112,922	3.05%		$110,845	2.85%

Tax equivalent adjustment		(1,373)			(1,353)			(1,281)

Net interest income, as reported		$114,851			$111,569			$109,564

Net interest margin (6)			3.60%			3.43%			3.31%
Tax equivalent effect			0.05%			0.04%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.65%			3.47%			3.35%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2010 Compared with March 31, 2009
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)

Interest Income:
Loans *	$(8,519)	$31	$(8,488)
Taxable investments	770	(5,508)	(4,738)
Tax-exempt investments *	1,518	(1,250)	268
Federal funds sold and other interest bearing deposits	(65)	(11)	(76)

Total increase (decrease) in interest income	(6,296)	(6,738)	(13,034)

Interest Expense:
Savings, NOW and money market deposits	757	(1,784)	(1,027)
Time deposits	(3,962)	(10,619)	(14,581)
Short-term borrowings	(1,008)	(1,212)	(2,220)
Long-term borrowings and junior subordinated debentures	(415)	(170)	(585)

Total increase (decrease) in interest expense	(4,628)	(13,785)	(18,413)

Total increase (decrease) in net interest income	$(1,668)	$7,047	$5,379

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income (loss) for each of the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Trust and investment services	$1,875	$1,645
Insurance commissions	3,196	2,993
Service charges on deposit accounts	6,274	6,637
Gains (losses) on securities transactions, net	863	(37)
Net impairment losses on securities recognized in earnings	(2,593)	(2,171)
Trading (losses) gains, net:
Trading securities	236	(536)
Junior subordinated debentures carried at fair value	(3,266)	13,755

Total trading (losses) gains, net	(3,030)	13,219
Fees from loan servicing	1,236	1,176
Gains on sales of loans, net	2,520	2,144
Gains on sales of assets, net	86	174
Bank owned life insurance (“BOLI”)	1,543	1,371
Other	3,707	3,834

Total non-interest income	$15,677	$30,985

Non-interest income for the first quarter of 2010 decreased by $15.3 million, or 49.4 percent to $15.7 million as compared to $31.0 million for the first quarter of 2009 mainly due to a decline in net trading gains.

Net trading gains decreased approximately $16.2 million to a $3.0 million net loss for the first quarter of 2010 compared to a $13.2 million net gain in the same period of 2009 primarily due to the negative impact of the change in the fair value of our junior subordinated debentures carried at fair value during the first quarter of 2010, partially offset by higher mark to market gains on our trading securities portfolio.

Net impairment losses on securities increased by $422 thousand to $2.6 million in the first quarter of 2010 mainly due to an increase in the estimated credit losses on two previously impaired pooled trust preferred securities.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Salary expense	$33,444	$32,447
Employee benefit expense	10,829	9,270
Net occupancy and equipment expense	15,941	15,551
FDIC insurance assessment	3,433	3,152
Amortization of other intangible assets	1,700	2,816
Professional and legal fees	2,119	2,092
Advertising	912	845
Other	9,976	10,773

Total non-interest expense	$78,354	$76,946

Non-interest expense increased $1.4 million, or 1.8 percent to $78.4 million for the three months ended March 31, 2010 from $76.9 million for the same period of 2009.

Salary and employee benefit expenses increased a combined $2.6 million to $44.3 million, or 6.1 percent for the first quarter of 2010 as compared with the same period in 2009. The increase was mainly due to an increase in health care insurance expense as well as general increases in both salary and employee benefits, due to six de novo branch openings over the last twelve months.

Amortization of other intangible assets consists of amortization expense recognized on loan servicing rights, core deposits, and other intangibles, as well as periodic impairment charges on such assets. Amortization of other intangible assets decreased $1.1 million to $1.7 million for the three months ended March 31, 2010 as compared to $2.8 million for the same period of 2009 due to a decline in impairment charges recognized on certain loan servicing rights. See Notes 6 and 9 for more information regarding impairment of loan servicing rights.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 60.0 percent and 54.75 percent for the three months ended March 31, 2010 and 2009, respectively. For the three month period, the increase in the efficiency ratio is primarily due to lower non-interest income in 2010 compared to 2009 mainly attributable to a decrease in net trading gains. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, among other things, our past de novo branch expansion efforts may continue to negatively impact the ratio until these new branches become profitable operations.

Income Taxes

Income tax expense was $12.2 million for the three months ended March 31, 2010, reflecting an effective tax rate of 30.8 percent, compared with $16.2 million for the first quarter of 2009, and an effective tax rate of 30.3 percent. The decrease in income tax expense compared to the prior comparable quarter was primarily due to lower pre-tax income.

Management expects that our adherence to the income tax guidelines under U.S. GAAP will continue to result in increased volatility in our future quarterly and annual effective income tax rates because U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2010, we anticipate that our effective tax rate will approximate 31 percent.

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

The following tables present the financial data for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,395,498	$6,026,664	$3,325,094	$—	$12,747,256
Income (loss) before income taxes	16,574	22,342	12,863	(12,216)	39,563
Annualized return on average interest earning assets (pre-tax)	1.95%	1.48%	1.55%		1.24%

	Three Months Ended March 31, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$4,081,333	$5,933,757	$3,239,901	$—	$13,254,991
Income before income taxes	14,059	20,425	14,854	4,284	53,622
Annualized return on average interest earning assets (pre-tax)	1.38%	1.38%	1.83%		1.62%

Consumer Lending

The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles.

Average assets for the three months ended March 31, 2010 decreased by $685.8 million to $3.4 billion, when compared with the same period in 2009, as consumer demand for automobile financing from creditworthy borrowers remained at low levels and the bank continued to sell a large portion of newly booked residential mortgages into the secondary market. Income before income taxes during the three months ended March 31, 2010 increased $2.5 million to $16.6 million, as compared with the three months ended March 31, 2009. The return on average interest earning assets before income taxes increased to 1.95 percent compared with 1.38 percent for the prior year period as the decrease in net interest income from the aforementioned decline in average assets was more than offset by decreases in the provision for loan losses and internal transfer expense. The net interest rate spread increased by 37 basis points to 3.94 percent as a result of a sharper decline in our cost of funds when compared to the yield on consumer lending average earning assets. Net interest income decreased $3.1 million to $33.4 million when compared to $36.5 million for the same period last year. The provision for loan losses decreased $3.0 million to $3.9 million when compared to $6.9 million for the prior year period as a result of lower automobile loan charge-offs coupled with a large decrease in loan balances.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the three months ended March 31, 2010, income before income taxes increased $1.9 million to $22.3 million compared with the prior year primarily due to a 56 basis point increase in the segment’s net interest spread and an increase in average balance, partially offset by a $5.6 million increase in the segment’s provision for loan loss and $2.1 million increase in internal transfer expense. The increase in net interest spread was mainly the result of a 50 basis point decrease in costs associated with our funding sources and a 6 basis point increase in interest yield. Net interest income increased $9.3 million, as a $92.9 million increase in average interest earning assets benefited from the aforementioned increase in interest yield. The increase in average interest earning assets during the period is mainly due to the acquired loans from the FDIC-assisted transactions. The higher provision for loan losses is mainly attributable an increase in commercial real estate loan and construction loan delinquencies and general weak economic indicators for the retail property sector. The return on average interest earning assets before income taxes was 1.48 percent compared with 1.38 for the prior year period.

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

For the three months ended March 31, 2010, income before income taxes decreased $2.0 million to $12.9 million compared with the three months ended March 31, 2009 primarily due to a 66 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current interest environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously diminishing the capital required for the portfolio. As a result of this strategy, coupled with the current interest rate environment, investments purchased during the first quarter of 2010 were typically lower yielding than investments held or purchased in 2009. The return on average interest earning assets before income taxes decreased to 1.55 percent compared with 1.83 percent for the prior year period. Average investments increased $85.2 million to $3.3 billion, mainly due to purchases of U.S. Treasury securities, U.S. government sponsored agencies securities and municipal bonds during the first quarter of 2010.

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

The income before income taxes for the corporate segment decreased $16.5 million to a loss of $12.2 million for the three months ended March 31, 2010 compared with a $4.3 million gain for the three months ended March 31, 2009. Non-interest income decreased $15.7 million mainly due to a decline in net trading gains. Net trading gains decreased approximately $16.2 million to a $3.0 million net loss for the first quarter of 2010 compared to a $13.2 million net gain in the same period of 2009 primarily due to the negative impact of the change in the fair value of our junior subordinated debentures carried at fair value during the first quarter of 2010, partially offset by higher mark to market gains on our trading securities portfolio. Net impairment losses on securities increased by $422 thousand to $2.6 million in the first quarter of 2010 mainly due to an increase in the estimated credit losses on two previously impaired pooled trust preferred securities.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources, funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk of financial assets and liabilities. Specifically, management employs multiple risk management activities such as the sale of lower yielding new residential mortgage originations, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2010. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2010. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2010. Although the size of Valley’s balance sheet is forecasted to remain constant as of March 31, 2010 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the first quarter of 2010. The model utilizes an immediate parallel shift in the market interest rates at of March 31, 2010.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon At March 31, 2010
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)

+3.00%	$8,056	1.68%
+2.00%	7,294	1.53
+1.00%	4,532	0.95
-1.00%	(9,752)	(2.04)

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

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, the likelihood of a 100 basis point decrease in interest rates as of March 31, 2010 was considered to be unlikely given current interest rate levels. A 100 basis point immediate increase in interest is projected to increase net interest income over the next 12 months by 0.95 percent. The low level of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management) which currently exceeds the New York prime rate by 125 basis points. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Liquidity

Bank Liquidity

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At March 31, 2010, the Bank was in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, federal funds sold, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $2.0 billion and $2.2 billion as of March 31, 2010 and December 31, 2009, respectively, representing 15.91 percent and 17.4 percent of earning assets, at March 31, 2010 and December 31, 2009, respectively. Of the $2.0 billion of liquid assets at March 31, 2010, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.3 billion over the next twelve months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.2 billion for the first quarter of 2010 and $8.0 billion for the year ended December 31, 2009, representing 65.9 percent and 61.7 percent of average earning assets at March 31, 2010 and December 31, 2009, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During the first quarter of 2010, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of commercial and industrial loans. At March 31, 2010, our borrowing capacity under the Fed’s discount window was approximately $1.1 billion.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings may include federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased approximately $27.5 million to $188.6 million at March 31, 2010 compared to $216.1 million at December 31, 2009 primarily due to a $25.8 million decrease in customer repos mostly due to lower amount of funds swept from non-interest bearing and money market deposits. At March 31, 2010, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. Projected cash flows from these sources are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary.

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

Investment Securities Portfolios

As of March 31, 2010, we had approximately $1.7 billion, $1.3 billion, and $33.2 million in held to maturity, available for sale and trading securities, respectively. We recognized $863 thousand in net gains on securities transactions during the first quarter of 2010 mainly due to the sale of $233.0 million of U.S. Treasury securities that were classified as available for sale. The sales proceeds were held on deposit with the Federal Reserve as a source of liquidity for potential redemptions of deposits assumed in our FDIC-assisted transactions during the quarter. We did not engage in actual trading activity during the first quarter of 2010; however, non-interest income included $236 thousand in non-cash mark to market gains on the fair value of our trading securities portfolio.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled securities), common equity securities issued by banks, and bank issued corporate bonds may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Many of the bank issuers of trust preferred securities within our investment portfolio remain participants in the U.S. Treasury’s TARP Capital Purchase Program. For TARP participants, dividend payments to trust preferred security holders are currently senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. Some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

Other-Than-Temporary Impairment Analysis

We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods. Effective January 1, 2009, management early adopted authoritative guidance under ASC Topic 320, “Investments – Debt and Equity Securities” for evaluating the held to maturity and available for sale investment securities portfolios for impairment. Among other things, this guidance requires declines in the fair value of debt securities, considered to be other-than-temporary, to be reflected in earnings as realized losses to the extent the impairment is related to credit losses, but only if management has no intent to sell the security, and it is not more likely than not that management will be required to sell the security before recovery of its amortized cost basis. The amount of the impairment related to non-credit factors is recognized in other comprehensive income.

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the adoption of this authoritative guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (a) whether we intend to sell the security, and (b) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility.

•	The severity and duration of the decline.

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term.

•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2010.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)

Held to maturity:
Investment grades*
AAA Rated	$1,004,918	$24,359	$(396)	$1,028,881
AA Rated	108,046	1,676	(377)	109,345
A Rated	141,361	4,634	(112)	145,883
BBB Rated	116,006	2,245	(9,018)	109,233
Non-investment grade	24,487	1,016	(1,321)	24,182
Not rated	282,527	81	(43,791)	238,817

Total investment securities held to maturity	$1,677,345	$34,011	$(55,015)	$1,656,341

Available for sale:
Investment grades*
AAA Rated	$1,032,952	$40,739	$(1,626)	$1,072,065
AA Rated	36,576	514	(1,163)	35,927
A Rated	51,303	351	(10,090)	41,564
BBB Rated	59,594	165	(6,528)	53,231
Non-investment grade	119,521	1,804	(12,478)	108,847
Not rated	29,869	409	(100)	30,178

Total investment securities available for sale	$1,329,815	$43,982	$(31,985)	$1,341,812

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $282.5 million in investments not rated by the rating agencies with aggregate unrealized losses of $43.8 million at March 31, 2010. The unrealized losses for this category relate to 10 single-issuer bank trust preferred securities, of which $34.6 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of these trust preferred securities from the bank issuer and holds all of the securities of two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. During the second half of 2009, the bank issuer elected to defer its scheduled interest payments on both of the security issuances. The bank issuer is currently operating under an agreement with its bank regulators which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of March 31, 2010. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

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

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $119.5 million and $108.8 million, respectively, at March 31, 2010. The $12.5 million in unrealized losses for this category relate to 8 private label mortgage-backed securities and 2 pooled trust preferred securities, of which approximately $9.2 million in unrealized losses relate to non-credit losses (recognized in other comprehensive income) on other-than-temporarily impaired securities at March 31, 2010. See the following section below and Note 8 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this policy.

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Available for sale:
Residential mortgage-backed securities	$216	$2,171
Trust preferred securities	2,377	—

Net impairment losses on securities recognized in earnings	$2,593	$2,171

During the quarter ended March 31, 2010, Valley recognized net impairment losses on securities in earnings totaling $2.6 million due to estimated credit losses for two impaired trust preferred and three impaired private label mortgage-backed securities. In evaluating the range of likely future cash flows for each of the private label mortgage-backed securities, Valley applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the three securities in which Valley recorded an other-than-temporary impairment, the range of expected default rates, loss severities, prepayment speeds, loan-to-value ratios at origination and FICO scores used in modeling scenarios for the three impaired securities were generally as follows: a CDR of 2.1 percent to 11.9 percent, a loss severity rate of 26.2 percent to 52.9 percent, a CPR of 9.4 percent to 20.9 percent, weighted average loan to value ratios at origination between 64.0 percent to 69.1 percent, and the average portfolio FICO score ranged between 715 and 741 at March 31, 2010. Each security’s cash flows were discounted at the security’s effective interest rate. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations.

Valley owns three pooled trust preferred available for sale securities, collateralized by securities principally issued by banks, with a combined amortized cost and fair value of $23.4 million and $9.5 million, respectively. Two of the three securities were previously impaired during 2008 and 2009. For the three months ended March 31, 2010, we recognized additional estimated credit losses totaling $2.4 million (reclassified from other comprehensive income to earnings) for two previously impaired pooled trust preferred securities as higher default rates decreased the expected cash flows from the these securities. After all impairment charges, the two pooled trust preferred securities had a combined amortized cost and fair value of $6.0 million and $1.7 million, respectively, at March 31, 2010.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
			($ in thousands)

Non-covered loans:
Commercial and industrial loans	$1,765,431	$1,801,251	$1,804,822	$1,838,895	$1,888,564
Mortgage:
Construction	433,999	440,046	446,662	479,294	504,416
Residential mortgage	1,893,279	1,943,249	2,011,532	2,061,244	2,165,641
Commercial real estate	3,483,378	3,500,419	3,473,628	3,399,560	3,347,568

Total mortgage loans	5,810,656	5,883,714	5,931,822	5,940,098	6,017,625
Consumer:
Home equity	553,951	566,303	575,332	585,722	598,467
Credit card	9,526	10,025	9,916	9,956	9,531
Automobile	934,118	1,029,958	1,114,070	1,165,159	1,245,192
Other consumer	70,988	78,820	75,451	78,547	78,553

Total consumer loans	1,568,583	1,685,106	1,774,769	1,839,384	1,931,743

Total non-covered loans	9,144,670	9,370,071	9,511,413	9,618,377	9,837,932

Covered loans	425,042	—	—	—	—

Total loans*	$9,569,712	$9,370,071	$9,511,413	$9,618,377	$9,837,932

As a percent of total loans:
Commercial and industrial loans	18.4%	19.2%	19.0%	19.1%	19.2%
Mortgage loans	60.7	62.8	62.4	61.8	61.2
Consumer loans	16.5	18.0	18.6	19.1	19.6
Covered loans	4.4	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $8.6 million, $8.7 million, $7.8 million, $8.1 million and $4.8 million at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, respectively.

During the first quarter of 2010, total loans increased $199.6 million to $9.6 billion at March 31, 2010 as compared to $9.4 billion at December 31, 2009 due to the loans acquired in FDIC-assisted transactions, partially offset by declines in all loan categories due to the current economic conditions.

Non-covered Loans

Non-covered loans are loans not subject to loss-sharing agreements with the FDIC. During the quarter, non-covered loans decreased $225.4 million to approximately $9.1 billion at March 31, 2010.

Commercial and industrial loans decreased $35.8 million or 8.0 percent on an annualized basis from December 31, 2009 mainly due to a large payoff by one customer during the first quarter of 2010, coupled with lower utilization of existing commercial lines of credit during 2010.

Total mortgage loans decreased $73.1 million or 5.0 percent on an annualized basis, to approximately $5.8 billion at March 31, 2010 from a quarter ago due to decreases in all of the mortgage loan categories. Residential mortgage loans decreased $50.0 million or 10.3 percent on an annualized basis, to approximately $1.9 billion at March 31, 2010 from one quarter ago. The residential mortgage loan portfolio continues to decline quarter over quarter, as expected by management, based on our secondary market sales of most refinanced loans and new loan originations. Commercial real estate loans declined $17.0 million during the first quarter of 2010 as many of our current customers continue to paydown their outstanding loans and we see fewer quality new loan opportunities as compared to the last several quarters where we have benefited from the dislocation in the marketplace caused by the financial crisis. Construction loans also declined during the first quarter of 2010 due to normal paydowns on existing loans coupled with fewer new construction opportunities caused by the slowdown in the housing markets.

The consumer loan portfolio decreased $116.5 million or 27.7 percent on an annualized basis, to approximately $1.6 billion at March 31, 2010 primarily due to the declines in the automobile and home equity loan portfolios of $95.8 million and $12.4 million, respectively, as compared to December 31, 2009. Our automobile loan portfolio has declined for seven consecutive quarters mainly due to a decline in auto sales caused by the level of unemployment, competitive direct financing offered by some of the large automakers, and Valley’s move to further strengthen its auto loan underwriting standards in light of the weakened economy. The decrease in home equity loans is mainly a by-product of refinancing with our residential mortgage portfolio caused by the current low level of interest rates.

Covered Loans

Loans for which Valley National Bank will share losses with the FDIC are referred to as “covered loans. Covered loans acquired from LibertyPointe Bank and Park Avenue Bank as a part of FDIC-assisted transactions during the first quarter of 2010 amounted to $425.0 million at March 31, 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of automobiles, as well as three aircraft at March 31, 2010. Non-accrual loans exclude covered loans that are accounted for on a pool basis and are considered to be performing. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio even though they have increased steadily since the first quarter of 2009, as shown in the table below and may continue to increase in relation to the U.S. economy.

The following table sets forth non-performing assets and accruing past due non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
			($ in thousands)

Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$14,633	$11,949	$11,552	$13,227	$9,991
Construction	12,747	1,834	—	8,823	10,104
Residential mortgage	9,659	12,462	11,425	16,939	15,455
Commercial real estate	11,365	4,539	11,659	6,702	18,057
Consumer	16,302	22,835	20,883	20,087	17,512

Total 30 to 89 days past due	64,706	53,619	55,519	65,778	71,119

90 or more days past due:
Commercial and industrial	501	2,191	2,329	1,808	245
Construction	—	—	2,795	2,069	286
Residential mortgage	1,331	1,421	13,034	10,463	8,732
Commercial real estate	1,039	250	2,563	3,055	2,304
Consumer	1,180	1,263	2,373	2,128	1,919

Total 90 or more days past due	4,051	5,125	23,094	19,523	13,486

Total accruing past due loans	$68,757	$58,744	$78,613	$85,301	$84,605

Non-accrual loans:(1)
Commercial and industrial	$12,559	$17,424	$18,375	$18,663	$20,631
Construction	23,975	19,905	19,093	7,958	2,826
Residential mortgage	24,053	22,922	13,599	10,119	7,158
Commercial real estate	28,869	29,844	22,191	20,388	16,195
Consumer	2,140	1,869	787	603	578

Total non-accrual loans	91,596	91,964	74,045	57,731	47,388

Other real estate owned (2)	4,534	3,869	3,816	4,993	5,241
Other repossessed assets	2,554	2,565	4,931	3,699	4,346

Total non-performing assets (“NPAs”)	$98,684	$98,398	$82,792	$66,423	$56,975

Troubled debt restructured loans	$3,575	$19,072	$19,406	$21,954	$7,757
Total non-accrual loans as a % of loans	0.96%	0.98%	0.78%	0.60%	0.48%
Total NPAs as a % of loans and NPAs	1.02	1.04	0.86	0.69	0.58
Total accruing past due and non-accrual loans as a % of loans	1.68	1.61	1.60	1.49	1.34
Allowance for loans losses as a % of non-accrual loans	112.98	110.90	139.71	174.54	202.40

(1)

Past due loans and non-accrual loans excludes loans that were acquired as part of the Liberty Pointe Bank and Park Avenue Bank transactions. Fair value of these loans as of acquisition includes estimates of credit losses. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(2)

This table excludes other real estate owned that is related to the LibertyPointe Bank and Park Avenue Bank FDIC-assisted transactions. Other real estate owned related to the FDIC-assisted transactions, which totaled $7.6 million at March 31, 2010, is subject to the loss-sharing agreements with the FDIC.

Non-accrual loans remained relatively stable during the first quarter of 2010 and decreased to $91.6 million at March 31, 2010 as compared to $92.0 million at December 31, 2009. Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and, largely collectible based on, in part, our quarterly valuation of impaired loans. See Note 7 for additional information on impaired loans.

Loans 90 days or more past due and still accruing, which were excluded from the non-performing category, are also presented in the table above. These loans decreased $1.0 million, to $4.1 million, or 0.04 percent of total loans at March 31, 2010 compared to $5.1 million, or 0.05 percent at December 31, 2009 primarily due to a $1.7 million decline in commercial and industrial loans within this delinquency category.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or as non-accrual, totaled $3.6 million at March 31, 2010 as compared to $19.1 million at December 31, 2009. The decrease was mainly due to the payoff of a $10.8 million commercial loan, and two commercial loans totaling $5.2 million that were put on non-accrual status and partially charged off by $1.5 million during the first quarter of 2010. At March 31, 2010, these performing restructured loans consisted of four commercial loans and two commercial leases.

Total loans past due in excess of 30 days were 1.68 percent of all loans at March 31, 2010 and 1.61 percent at December 31, 2009. We strive to keep the loans past due in excess of 30 days at these relatively low levels, however, there is no guarantee that our delinquency levels will not continue to increase due to the current economic conditions.

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

As previously disclosed in our critical accounting policies in this MD&A and the risk factors in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2009, the OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the view of the OCC toward loan classifications, performance of the loan portfolio, and the economy.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses on the dates indicated. The fair value of covered loans as of the acquisition includes estimates of credit losses. Therefore, the allowance for credit losses does not reflect any valuation allowances for covered loans.

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
	($ in thousands)

Average loans outstanding	$9,422,162	$9,464,300	$10,015,090

Beginning balance - Allowance for credit losses	$103,655	$105,054	$94,738

Loans charged-off:
Commercial and industrial	(8,681)	(5,095)	(2,036)
Construction	(419)	(1,197)	—
Residential mortgage	(535)	(1,731)	(299)
Commercial real estate	(656)	(2,808)	(185)
Consumer	(3,873)	(3,580)	(5,521)

	(14,164)	(14,411)	(8,041)

Charged-off loans recovered:
Commercial and industrial	2,362	223	52
Construction	—	—	—
Residential mortgage	5	8	9
Commercial real estate	94	30	15
Consumer	720	526	723

	3,181	787	799

Net charge-offs	(10,983)	(13,624)	(7,242)
Provision charged for credit losses	12,611	12,225	9,981

Ending balance - Allowance for credit losses	$105,283	$103,655	$97,477

Components of allowance for credit losses:
Allowance for loan losses	$103,486	$101,990	$95,913
Reserve for unfunded letters of credit	1,797	1,665	1,564

Allowance for credit losses	$105,283	$103,655	$97,477

Components of provision for credit losses:
Provision for loan losses	$12,479	$12,168	$9,910
Provision for unfunded letters of credit	132	57	71

Provision for credit losses	$12,611	$12,225	$9,981

Ratio of net charge-offs during the period to average loans outstanding during the period	0.47%	0.58%	0.29%
Allowance for loan losses as a % of non-covered loans	1.13%	1.09%	0.97%
Allowance for credit losses as a % of non-covered loans	1.15%	1.11%	0.99%

At March 31, 2010, the allowance for credit losses totaled $105.3 million compared with $103.7 million at December 31, 2009. The allowance was adjusted by provisions charged against income and charge-offs, net of recoveries. Net loan charge-offs were $11.0 million for the three months ended March 31, 2010 compared with $13.6 million for three months ended December 31, 2009. This decrease was caused, in part, by a $2.0 million recovery during the first quarter of 2010 on a commercial and industrial loan fully charged-off in 2002. Commercial and industrial loans charged-off increased from the fourth quarter of 2009 due to one impaired loan fully charged-off, while we experienced lower charge-offs within the construction, residential mortgage, and commercial real estate loan portfolios during the first quarter of 2010.

The provision for credit losses totaled $12.6 million for the first quarter of 2010 as compared to $12.2 million for the fourth quarter of 2009 and $10.0 million for the first quarter of 2009. The provision for credit losses was $1.6 million higher than net charge-offs totaling $11.0 million for the first quarter of 2010 and reflects the current level of loan delinquencies, the risk of further loan deterioration resulting from the current economic conditions, as well as other factors identified by management.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocations as a percentage of each non-covered loan category:

Allocation of Allowance for Credit Losses

	March 31, 2010		December 31, 2009		March 31, 2009
	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category
	(in thousands)

Loan category:

Commercial and industrial loans (1)	$49,928	2.83%	$50,932	2.83%	$47,796	2.53%

Mortgage:
Construction	15,350	3.54	15,263	3.47	15,621	3.10
Residential mortgage	6,156	0.33	5,397	0.28	4,750	0.22
Commercial mortgage	13,809	0.40	10,253	0.29	9,824	0.29

Total mortgage loans	35,315	0.61	30,913	0.53	30,195	0.50

Consumer:
Home equity	1,664	0.30	1,680	0.30	1,702	0.28
Other consumer	12,626	1.24	13,800	1.23	11,419	0.86
Total consumer loans	14,290	0.91	15,480	0.92	13,121	0.68

Unallocated	5,750	N/A	6,330	N/A	6,365	N/A

	$105,283	1.15	$103,655	1.11	$97,477	0.99

(1)	Includes the reserve for unfunded letters of credit.

The allowance for credit losses as a percentage of non-covered loans increased 4 basis points to 1.15 percent at March 31, 2010 as compared to 1.11 percent at December 31, 2009 and increased 16 basis points as compared to 0.99 percent at March 31, 2009. The quarter over quarter increase was mainly the result of an increase in our allocated reserves for the commercial real estate portfolio. The allocated reserves for the commercial real estate portfolio increased $3.5 million or 11 basis points as a percentage of the commercial real estate loan portfolio during the period as a result of a 19 percent increase in commercial real estate loan delinquencies and generally weak economic indicators for the retail property sector.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2010 and December 31, 2009, shareholders’ equity totaled approximately $1.3 billion, or 8.7 percent and 8.8 percent of total assets, respectively. During the first quarter of 2010, total shareholders’ equity moderately increased mainly due to a net income of $27.3 million, a $4.9 million decrease in our accumulated other comprehensive loss, and 154 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $2.2 million, partially offset by cash dividends on common stock totaling $28.1 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at March 31, 2010 was a $7.6 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $2.0 million net unrealized gain, net of deferred tax at December 31, 2009. Also, included as a component of accumulated other comprehensive loss at March 31, 2010 was a charge of $18.9 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $3.7 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). However, a ten year warrant (issued on November 14, 2008) to purchase up to approximately 2.5 million of Valley common shares (at $17.77 per share, adjusted for the 5 percent stock dividend declared on April 14, 2010) remains outstanding to the U.S. Treasury. After negotiation, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury recently announced its intention to sell the warrants through a public auction expected to be completed during the second quarter of 2010.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.3 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. During the first quarter of 2010, Valley purchased 6 thousand shares of its outstanding common stock at an average price of $13.17 to facilitate the vesting of employee stock awards.

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

Valley’s and Valley National Bank’s actual capital positions and ratios at March 31, 2010 and December 31, 2009, under risk-based capital guidelines are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)

As of March 31, 2010
Total Risk-based Capital
Valley	$1,334,587	12.5%	$856,869	8.0%	$	N/A	N/A	%
Valley National Bank	1,254,591	11.7	855,373	8.0		1,069,216	10.0
Tier I Risk-based Capital
Valley	1,129,304	10.5	428,435	4.0		N/A	N/A
Valley National Bank	1,049,308	9.8	427,686	4.0		641,530	6.0
Tier I Leverage Capital
Valley	1,129,304	8.2	552,234	4.0		N/A	N/A
Valley National Bank	1,049,308	7.6	551,210	4.0		689,012	5.0

As of December 31, 2009
Total Risk-based Capital
Valley	$1,341,943	12.5%	$856,178	8.0%	$	N/A	N/A	%
Valley National Bank	1,231,429	11.5	854,648	8.0		1,068,310	10.0
Tier I Risk-based Capital
Valley	1,138,288	10.6	428,089	4.0		N/A	N/A
Valley National Bank	1,027,774	9.6	427,324	4.0		640,986	6.0
Tier I Leverage Capital
Valley	1,138,288	8.1	559,483	4.0		N/A	N/A
Valley National Bank	1,027,774	7.4	558,367	4.0		697,959	5.0

Valley’s capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of March 31, 2010 and December 31, 2009. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. In March 2005, the Federal Reserve Board issued a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. The new quantitative limits are scheduled to become effective on March 31, 2011. The aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. Based on the final rule, Valley included all of its outstanding trust preferred securities in Tier I capital at March 31, 2010 and December 31, 2009. See Note 13 for additional information.

Book value per share was $7.83 and $7.80 at March 31, 2010 and December 31, 2009, respectively. Tangible book value per share amounted to $5.76 and $5.80 at March 31, 2010 and December 31, 2009, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2010	December 31, 2009
	($ in thousands)

Common shares outstanding	160,805,450	160,637,298

Shareholders’ equity	$1,259,252	$1,252,854
Less: Goodwill and other intangible assets	332,730	320,729

Tangible shareholders’ equity	$926,522	$932,125

Tangible book value per common share	$5.76	$5.80

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our common stock cash dividend pay-out per common share was greater than our earnings during the three months ended March 31, 2010, thereby causing our earnings retention to be zero for the same period, as earnings were negatively impacted by net trading losses caused primarily by non-cash mark to market losses on the fair value of junior subordinated debentures and net impairment losses on securities. The retention ratio for the comparable three months ended March 31, 2009 was 17.4 percent, but was positively impacted by net trading gains caused primarily by non-cash mark to market gains on the fair value of the debentures. While we expect that our rate of earnings retention will improve in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued recessionary economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.18 per common share for both the three months ended March 31, 2010 and 2009. The Board continued the cash dividend unchanged during the first quarter of 2010 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Controller of the Currency has cautioned banks to look at the dividend payout ratio to ensure that banks are able to lend to credit worthy borrowers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See page 49 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings previously disclosed in Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2009.

Loans acquired in the FDIC-assisted transactions may not be covered by the loss-sharing agreements if the FDIC determines that we have not adequately managed these agreements.

Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (1) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (2) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in the Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions including FDIC-assisted transactions.

We continue to pursue a strategy of enhancing our growth by acquiring other financial institutions or their assets and liabilities. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, including additional transactions from the FDIC acting in its capacity as receiver for such financial institutions. However, our ability to engage in future mergers and acquisitions depends on our ability to identify potential opportunities, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, our ability to bid competitively for FDIC-assisted transactions, and our ability to receive the necessary regulatory and, where required, shareholder approvals.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., entering into loss sharing arrangements. However, because such transactions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

Furthermore, mergers and acquisitions involve a number of risks and challenges, including:

•	Potential exposure to asset quality issues or unknown contingent liabilities of the banks, assets and liabilities we acquire;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches;

•	Our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio; and

•	To finance an acquisition we may borrow funds or rise additional capital, which could diminish our liquidity or dilute the interests of our existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2010 to January 31, 2010	—		$—	—	3,730,127
February 1, 2010 to February 28, 2010	6,240	(2)	13.17	6,240	3,723,887
March 1, 2010 to March 31, 2010	—		—	—	3,723,887

Total	6,240			6,240

(1)	Share data reflects the five percent common stock dividend declared on April 14, 2010, to be issued May 21, 2010 to shareholders of record on May 7, 2010.
(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(2.1)	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

(2.2)	Purchase and Assumption Agreement – Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

(3)	Articles of Incorporation and By-laws:

A. Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on August 10, 2009.

B. By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP (Registrant)

Date: May 7, 2010	/s/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: May 7, 2010	/s/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer