Form 10-Q
period 2010-06-30
VALLEY NATIONAL BANCORP
filed 2010-08-06
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 161,120,535 shares were outstanding as of August 3, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$303,604	$305,678
Interest bearing deposits with banks	42,517	355,659
Investment securities:
Held to maturity, fair value of $1,813,519 at June 30, 2010 and $1,548,006 at December 31, 2009	1,815,497	1,584,388
Available for sale	1,126,968	1,352,481
Trading securities	32,605	32,950

Total investment securities	2,975,070	2,969,819

Loans held for sale, at fair value	7,337	25,492

Non-covered loans	9,045,650	9,370,071
Less: Allowance for loan losses	(110,645)	(101,990)
Covered loans	385,326	—

Net loans	9,320,331	9,268,081

Premises and equipment, net	263,967	266,401
Bank owned life insurance	306,569	304,031
Accrued interest receivable	58,951	56,245
Due from customers on acceptances outstanding	5,184	6,985
FDIC loss-share receivable	105,000	—
Goodwill	310,147	296,424
Other intangible assets, net	23,689	24,305
Other assets	390,115	405,033

Total Assets	$14,112,481	$14,284,153

Liabilities
Deposits:
Non-interest bearing	$2,469,069	$2,420,006
Interest bearing:
Savings, NOW and money market	4,064,457	4,044,912
Time	2,886,895	3,082,367

Total deposits	9,420,421	9,547,285

Short-term borrowings	184,459	216,147
Long-term borrowings	2,894,776	2,946,320
Junior subordinated debentures issued to capital trusts (includes fair value of $157,740 at June 30, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	182,962	181,150
Bank acceptances outstanding	5,184	6,985
Accrued expenses and other liabilities	156,012	133,412

Total Liabilities	12,843,814	13,031,299

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 210,451,912 shares; issued 162,058,055 shares at June 30, 2010 and 162,042,502 shares at December 31, 2009	57,054	54,293
Surplus	1,177,923	1,178,992
Retained earnings	72,746	73,592
Accumulated other comprehensive loss	(12,727)	(19,816)
Treasury stock, at cost (1,084,159 common shares at June 30, 2010 and 1,405,204 common shares at December 31, 2009)	(26,329)	(34,207)

Total Shareholders’ Equity	1,268,667	1,252,854

Total Liabilities and Shareholders’ Equity	$14,112,481	$14,284,153

*	Share data reflects the five percent common stock dividend issued on May 21, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$136,420	$141,358	$271,789	$285,213
Interest and dividends on investment securities:
Taxable	30,813	34,147	60,500	69,492
Tax-exempt	2,597	2,389	5,143	4,761
Dividends	1,281	2,709	3,474	3,982
Interest on federal funds sold and other short-term investments	76	218	230	448

Total interest income	171,187	180,821	341,136	363,896

Interest Expense
Interest on deposits:
Savings, NOW, and money market	4,813	5,796	9,673	11,683
Time	14,720	26,106	30,318	56,285
Interest on short-term borrowings	330	579	661	3,130
Interest on long-term borrowings and junior subordinated debentures	34,298	35,227	68,607	70,121

Total interest expense	54,161	67,708	109,259	141,219

Net Interest Income	117,026	113,113	231,877	222,677
Provision for credit losses	12,438	13,064	25,049	23,045

Net Interest Income after Provision for Credit Losses	104,588	100,049	206,828	199,632

Non-Interest Income
Trust and investment services	1,947	1,592	3,822	3,237
Insurance commissions	2,660	2,577	5,856	5,570
Service charges on deposit accounts	6,651	6,563	12,925	13,200
Gains on securities transactions, net	3,656	288	4,519	251
Other-than-temporary impairment losses on securities	—	—	(1,393)	(5,905)
Portion recognized in other comprehensive income (pre-tax)	(2,049)	(2,434)	(3,249)	1,300

Net impairment losses on securities recognized in earnings	(2,049)	(2,434)	(4,642)	(4,605)
Trading gains (losses), net	838	(18,631)	(2,192)	(5,412)
Fees from loan servicing	1,211	1,193	2,447	2,369
Gains on sales of loans, net	1,019	2,432	3,539	4,576
Gains on sales of assets, net	218	175	304	349
Bank owned life insurance	1,768	1,397	3,311	2,768
Other	4,557	4,459	8,264	8,293

Total non-interest income (loss)	22,476	(389)	38,153	30,596

Non-Interest Expense
Salary expense	34,414	31,397	67,858	63,844
Employee benefit expense	8,521	7,938	19,350	17,208
Net occupancy and equipment expense	16,088	14,344	32,029	29,895
FDIC insurance assessment	3,543	10,279	6,976	13,431
Amortization of other intangible assets	2,445	1,011	4,145	3,827
Professional and legal fees	2,613	2,147	4,732	4,239
Advertising	1,111	322	2,023	1,167
Other	11,238	10,668	21,214	21,441

Total non-interest expense	79,973	78,106	158,327	155,052

Income Before Income Taxes	47,091	21,554	86,654	75,176
Income tax expense	14,081	6,557	26,281	22,795

Net Income	33,010	14,997	60,373	52,381
Dividends on preferred stock and accretion	—	5,789	—	10,013

Net Income Available to Common Stockholders	$33,010	$9,208	$60,373	$42,368

Earnings Per Common Share*:
Basic	$0.21	$0.06	$0.38	$0.28
Diluted	0.21	0.06	0.38	0.28
Cash Dividends Declared per Common Share*	0.18	0.18	0.36	0.36
Weighted Average Number of Common Shares Outstanding*:
Basic	160,961,240	148,894,236	160,877,151	148,879,309
Diluted	160,965,366	148,895,153	160,878,918	148,880,013

*	Share data reflects the five percent common stock dividend issued on May 21, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$60,373	$52,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,959	6,834
Stock-based compensation	1,893	2,147
Provision for credit losses	25,049	23,045
Net amortization of premiums and accretion of discounts on securities and borrowings	5,858	1,776
Amortization of other intangible assets	4,145	3,827
Gains on securities transactions, net	(4,519)	(251)
Net impairment losses on securities recognized in earnings	4,642	4,605
Proceeds from sales of loans held for sale	159,479	178,966
Gains on loans held for sale, net	(3,539)	(4,576)
Originations of loans held for sale	(137,786)	(197,444)
Gains on sales of assets, net	(304)	(349)
Net change in:
Trading securities	345	1,415
Fair value of borrowings carried at fair value	1,847	10,678
Cash surrender value of bank owned life insurance	(3,311)	(2,768)
Accrued interest receivable and other assets	29,495	134,167
Accrued expenses and other liabilities	7,821	(158,348)

Net cash provided by operating activities	159,447	56,105

Cash flows from investing activities:
Investment securities held to maturity:
Purchases	(504,364)	(636,201)
Maturities, calls and principal repayments	267,274	216,262
Investment securities available for sale:
Purchases	(244,010)	(225,878)
Sales	373,766	185,043
Maturities, calls and principal repayments	193,926	207,180
Net change in loans	335,225	509,848
Death benefit proceeds received on bank owned life insurance	773	812
Proceeds from sales of real estate property and equipment	41	374
Purchases of real estate property and equipment	(5,139)	(19,336)
Cash and cash equivalents received in FDIC-assisted transactions	47,528	—

Net cash provided by investing activities	465,020	238,104

Cash flows from financing activities:
Net change in deposits	(781,064)	87,524
Net change in short-term borrowings	(44,193)	(447,023)
Repayments of long-term borrowings	(61,742)	(36,001)
Redemption of preferred stock	—	(75,000)
Dividends paid to preferred shareholder	—	(7,729)
Dividends paid to common shareholders	(57,214)	(54,007)
Common stock issued, net	4,530	579

Net cash used in financing activities	(939,683)	(531,657)

Net change in cash and cash equivalents	(315,216)	(237,448)
Cash and cash equivalents at beginning of period	661,337	580,507

Cash and cash equivalents at end of period	$346,121	$343,059

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$109,961	$147,164
Federal and state income taxes	37,876	27,596

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	73,743	—
Covered loans	412,330	—
Premises and equipment	123	—
Accrued interest receivable	2,788	—
Goodwill	13,723	—
Other intangible assets	1,560	—
FDIC loss-share receivable	105,000	—
Other assets	22,054	—

Total non-cash assets acquired	631,321	—

Liabilities assumed:
Deposits
Non-interest bearing	176,124	—
Savings, NOW and money market	2,934	—
Time	475,142	—

Total deposits	654,200	—

Short-term borrowings	12,505	—
Long-term borrowings	10,742	—
Accrued expenses and other liabilities	1,402	—

Total liabilities assumed	678,849	—

Net non-cash assets acquired	$(47,528)	$—

Cash and cash equivalents received in FDIC-assisted transactions	$47,528	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities (including the estimated fair values recorded for acquired assets and assumed liabilities in FDIC-assisted transactions – see Note 4); and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009.

In March 2010, the Bank assumed all of the deposits, excluding brokered deposits, and acquired loans, other real estate owned (“covered loans” and “covered OREO”, together “covered assets”) and certain other assets of The Park Avenue Bank and LibertyPointe Bank, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver (the “FDIC-assisted transactions”). See Note 4 for further details.

On May 21, 2010, Valley issued a five percent common stock dividend to shareholders of record on May 7, 2010. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except for share data)

Net income	$33,010	$14,997	$60,373	$52,381
Dividends on preferred stock and accretion	—	5,789	—	10,013

Net income available to common stockholders	$33,010	$9,208	$60,373	$42,368

Basic weighted-average number of common shares outstanding	160,961,240	148,894,236	160,877,151	148,879,309
Plus: Common stock equivalents	4,126	917	1,767	704

Diluted weighted-average number of common shares outstanding	160,965,366	148,895,153	160,878,918	148,880,013

Earnings per common share:
Basic	$0.21	$0.06	$0.38	$0.28
Diluted	0.21	0.06	0.38	0.28

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.6 million and 6.8 million shares for the three and six months ended June 30, 2010, respectively, compared to 6.8 million shares for both the three and six months ended June 30, 2009.

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

The following table shows changes in each component of comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$33,010	$14,997	$60,373	$52,381

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	4,123	18,000	8,329	32,585
Net change in non-credit impairment losses on securities	376	(1,861)	659	(517)
Net pension benefits adjustment	253	219	506	437
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(1,562)	2,593	(2,760)	2,385
Less reclassification adjustment for gains and losses included in net income	(958)	1,404	355	1,455

Total other comprehensive income, net of tax	2,232	20,355	7,089	36,345

Total comprehensive income	$35,242	$35,352	$67,462	$88,726

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Business Combinations

FDIC-Assisted Transactions

On March 11, 2010, the Bank assumed all of the deposits and acquired certain assets of LibertyPointe Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $198.3 million in customer deposits and acquired $198.5 million in assets, including $140.6 million in loans. The loans acquired by the Bank principally consist of commercial real estate loans. This transaction resulted in $2.5 million of goodwill and generated $370 thousand in core deposit intangibles.

On March 12, 2010, the Bank assumed all of the deposits, excluding brokered deposits, borrowings, and acquired certain assets of The Park Avenue Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $455.9 million in customer deposits and acquired $480.3 million in assets, including $271.8 million in loans. The loans acquired by the Bank principally consist of commercial and industrial loans, and commercial real estate loans. This transaction resulted in $11.3 million of goodwill and generated $1.2 million in core deposit intangibles.

The Bank and the FDIC will share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into by the Bank with the FDIC for both transactions. Under the terms of the loss-sharing agreement for the LibertyPointe Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets up to $55.0 million, after the Bank absorbs such losses up to the first loss tranche of $11.7 million, and 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement for The Park Avenue Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. The Bank will reimburse the FDIC for 80 percent of recoveries with respect to losses for which the FDIC paid the Bank 80 percent reimbursement under the loss-sharing agreements, and for 95 percent of recoveries with respect to losses for which the FDIC paid the Bank 95 percent reimbursement under the loss-sharing agreements.

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

In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. Under the terms of the instrument, the FDIC had the opportunity to obtain a cash payment equal to the product of (i) the number of units with respect to which the FDIC exercises its right under the equity appreciation instrument and (ii) the amount by which the average of the volume weighted average price of Valley’s common stock for each of the five New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeds $14.372 (unadjusted for the five percent stock dividend issued on May 21, 2010). The equity appreciation instrument was initially recorded as a liability in the first quarter of 2010 and was settled in cash after the FDIC exercised the instrument on April 1, 2010. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth assets acquired and liabilities assumed in the FDIC-assisted transactions, at their estimated fair values as of the closing dates of each transaction:

	March 11, 2010	March 12, 2010
	LibertyPointe Bank	Park Avenue Bank
	(in thousands)
Assets acquired:
Cash and cash equivalents	$18,269	$29,259
Investment securities available for sale	5,014	68,729
Covered loans	140,570	271,760
Premises and equipment	—	123
Accrued interest receivable	525	2,263
Goodwill	2,468	11,255
Other intangible assets	370	1,190
FDIC loss-share receivable	29,000	76,000
Other assets	2,284	19,770

Total assets acquired	$198,500	$480,349

Liabilities assumed:
Deposits:
Non-interest bearing	$34,349	$141,775
Savings, NOW and money market	592	2,342
Time	163,362	311,780

Total deposits	198,303	455,897

Short-term borrowings	—	12,505
Long-term borrowings	—	10,742
Accrued expenses and other liabilities	197	1,205

Total liabilities assumed	$198,500	$480,349

The determination of the fair value of the assets acquired and liabilities assumed requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the quarter ended June 30, 2010, the estimated fair values of the acquired assets as of the acquisition dates were adjusted as a result of additional information obtained related to the fair value of the loans acquired and, on a combined basis, resulted in an increase in goodwill and the FDIC loss-share receivable. The fair value estimates are subject to change for up to one year after the closing dates of the transactions as additional information relative to fair values becomes available.

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

Investment securities available for sale. The estimated fair values of the investment securities available for sale were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data.

Covered loans. The acquired loan portfolios were segregated into categories for valuation purposes primarily based on loan type (commercial, mortgage, or consumer) and payment status (performing or non-performing). The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

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

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., savings, NOW and money market accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

Short-term and long-term borrowings. The fair values of short-term and long-term borrowings were estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When these quoted prices were available, the fair values of borrowings were estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” (1) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (2) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (3) requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new guidance under ASC Topic 860 was effective on January 1, 2010. The adoption of this guidance did not have a material impact on Valley’s consolidated financial statements.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU No. 2009-17 became effective on January 1, 2010 and did not have a material impact on Valley’s consolidated financial statements.

ASU No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Valley beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. The applicable new disclosures have been included in Note 6.

ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the EITF that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with evidence of credit deterioration. The new guidance is not expected to have a material impact on Valley’s consolidated financial statements. See Note 7 for more information regarding Valley’s covered loans accounted for in accordance with ASC Subtopic 310-30.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

method) will be required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010.

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

Level 1	Unadjusted exchange quoted prices in active markets for identical assets or liabilities, or identical liabilities traded as assets that the reporting entity has the ability to access at the measurement date.

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets), for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2010 and December 31, 2009. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,994	$163,994	$—	$—
U.S. government agency securities	20,928	—	20,928	—
Obligations of states and political subdivisions	35,555	—	35,555	—
Residential mortgage-backed securities	774,973	—	668,441	106,532
Trust preferred securities	43,261	23,559	—	19,702
Corporate and other debt securities	43,120	35,353	—	7,767
Equity securities	45,137	26,031	10,362	8,744

Total available for sale	1,126,968	248,937	735,286	142,745

Trading securities	32,605	9,791	—	22,814
Loans held for sale (1)	7,337	—	7,337	—
Other assets (2)	2,183	—	2,183	—

Total assets	$1,169,093	$258,728	$744,806	$165,559

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$157,740	$157,740	$—	$—
Other liabilities (2)	1,658	—	1,658	—

Total liabilities	$159,398	$157,740	$1,658	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for Sale
U.S. Treasury securities	$276,285	$276,285	$—	$—
Obligations of states and political subdivisions	33,411	—	33,411	—
Residential mortgage-backed securities	940,505	—	820,652	119,853
Trust preferred securities	36,412	16,320	—	20,092
Corporate and other debt securities	19,042	—	10,868	8,174
Equity securities	46,826	28,098	10,235	8,493

Total available for sale	1,352,481	320,703	875,166	156,612

Trading securities	32,950	—	—	32,950
Loans held for sale (1)	25,492	—	25,492	—
Other assets (2)	7,124	—	7,124	—

Total assets	$1,418,047	$320,703	$907,782	$189,562

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$155,893	$155,893	$—	$—
Other liabilities (2)	1,018	—	1,018	—

Total liabilities	$156,911	$155,893	$1,018	$—

(1)	The loans held for sale (which consists of residential mortgages) had contractual unpaid principal balances totaling approximately $7.1 million and $25.3 million at June 30, 2010 and December 31, 2009, respectively.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at June 30, 2010 and December 31, 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Available for sale and trading securities. All U.S. Treasury securities, certain corporate and other debt securities, and certain common and preferred equity securities (including trust preferred securities) are reported at fair values utilizing Level 1 inputs (exchange quoted prices). The majority of the other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party providers to ensure the highest level of significant inputs are derived from market observable data. For certain securities, the inputs used by either dealer market participants or independent pricing service, may be derived from unobservable market information. In these instances, Valley evaluated the appropriateness and quality of each price. In addition, Valley reviewed the volume and level of activity for all available for sale and trading securities and attempted to identify transactions which may not be orderly or reflective of a significant level of activity and volume. For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs. In determining fair value, Valley utilized unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing each security. In developing its assertion of market participant assumptions, Valley utilized the best information that is both reasonable and available without undue cost and effort.

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

In calculating the fair value for the available for sale securities under Level 3, Valley prepared present value cash flow models for certain trust preferred securities (including three pooled trust preferred securities), and certain private label mortgage-backed securities. The cash flows for the residential mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security. The cash flows for trust preferred securities reflected the contractual cash flow, adjusted if necessary for potential changes in the amount or timing of cash flows due to the underlying credit worthiness of each issuer.

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

For available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

Loans held for sale. These conforming residential mortgage loans are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2010 and December 31, 2009 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs, as clarified by ASU No. 2009-5 under ASC Topic 820. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see Note 13 for details) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at June 30, 2010 and December 31, 2009.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using third party prices that are based on discounted cash flow analyses. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2010 and December 31, 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009 are summarized below:

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$33,186		$148,823		$32,950		$156,612
Transfers out of Level 3 (1)	(10,567)		(532)		(10,567)		(1,384)
Total net gains (losses) for the period included in:
Net income	195		—		431		—
Other comprehensive income	—		(464)		—		919
Sales and settlements	—		(5,082)		—		(13,402)

Balance, end of the period	$22,814		$142,745		$22,814		$142,745

Net unrealized gains (losses) included in net income for the period relating to assets held at June 30, 2010 (2)	$195	(3)	$(2,049	)(4)	$431	(3)	$(4,642	)(4)

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$34,306		$131,422		$—		$—
Transfers into Level 3 (1)	—		—		34,236		115,343
Total net gains (losses) for the period included in:
Net income	4,215		—		4,285		—
Other comprehensive income	—		(1,878)		—		18,493
Sales and settlements	(5,700)		(7,004)		(5,700)		(11,296)

Balance, end of the period	$32,821		$122,540		$32,821		$122,540

Net unrealized gains (losses) included in net income for the period relating to assets held at June 30, 2009 (2)	$4,193	(3)	$(2,434	)(4)	$4,263	(3)	$(4,605	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During the second quarter of 2010, two trust preferred securities totaling $11.1 million with the same issuer, one classified as trading and one classified as available for sale, were transferred out of Level 3 assets (as shown in the table above) to Level 1 assets due to newly available exchange quoted prices in active markets for this security.

At June 30, 2010, five corporate debt securities with a combined fair value $31.4 million were transferred out of Level 2 to Level 1 assets due to newly available exchange quoted prices in active markets for these securities.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the six months ended June 30, 2010, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct loan charge-offs to the allowance for loan losses totaled $1.2 million and $5.9 million for the three and six months ended June 30, 2010, respectively. At June 30, 2010, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $61.7 million were reduced by specific valuation allowance allocations totaling $2.9 million to a reported fair value of $58.9 million based on collateral values utilizing Level 3 valuation inputs.

Loan servicing rights. Fair values for each risk-stratified group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Valley’s loan servicing rights had a carrying value of $10.8 million (net of $1.3 million valuation allowance) at June 30, 2010. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. See Note 9 for further information.

Foreclosed assets. During the six months ended June 30, 2010 and 2009, certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, were re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the six months ended June 30, 2010, foreclosed assets, measured at fair value upon initial recognition totaled $6.2 million. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs of the allowance for loan losses totaling $1.4 million and $3.7 million for the three and six months ended June 30, 2010, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2010 and 2009:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
		(in thousands)

Assets:
Available for sale securities	Net impairment losses on securities	$(2,049)	$(2,434)	$(4,642)	$(4,605)
Trading securities	Trading gains (losses), net	(581)	5,802	(345)	5,266
Loans held for sale	Gains on sales of loans, net	1,019	2,432	3,539	4,576

Liabilities:
Junior subordinated debentures issued to capital trusts	Trading gains (losses), net	1,419	(24,433)	(1,847)	(10,678)

		$(192)	$(18,633)	$(3,295)	$(5,441)

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value estimates below made at June 30, 2010 and December 31, 2009 were based on pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operation, trust and investment management departments) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amounts and estimated fair values of financial instruments were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$303,604	$303,604	$305,678	$305,678
Interest bearing deposit with banks	42,517	42,517	355,659	355,659
Investment securities held to maturity	1,815,497	1,813,519	1,584,388	1,548,006
Investment securities available for sale	1,126,968	1,126,968	1,352,481	1,352,481
Trading securities	32,605	32,605	32,950	32,950
Loans held for sale, at fair value	7,337	7,337	25,492	25,492
Net loans	9,320,331	9,165,703	9,268,081	9,233,493
Accrued interest receivable	58,951	58,951	56,245	56,245
Federal Reserve Bank and Federal Home Loan Bank stock	138,023	138,023	139,911	139,911
Other assets*	2,183	2,183	7,124	7,124

Financial liabilities:
Deposits without stated maturities	6,533,526	6,533,526	6,464,918	6,464,918
Deposits with stated maturities	2,886,895	2,941,177	3,082,367	3,135,611
Short-term borrowings	184,459	180,393	216,147	206,296
Long-term borrowings	2,894,776	3,214,851	2,946,320	3,115,285
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $157,740 at June 30, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	182,962	182,909	181,150	180,639
Accrued interest payable	6,662	6,662	7,081	7,081
Other liabilities*	1,658	1,658	1,018	1,018

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at June 30, 2010 and December 31, 2009.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Short-term and long-term borrowings. The fair value is estimated by obtaining quoted market prices of the identical or similar financial instruments when available. When these quoted prices are available, the fair value of borrowings is estimated by discounting the estimated future cash flows using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Loans

The details of the loan portfolio as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Non-covered loans:
Commercial and industrial	$1,760,071	$1,801,251

Mortgage:
Construction	437,115	440,046
Residential mortgage	1,911,466	1,943,249
Commercial real estate	3,444,169	3,500,419

Total mortgage loans	5,792,750	5,883,714

Consumer:
Home equity	545,607	566,303
Credit card	9,571	10,025
Automobile	866,313	1,029,958
Other consumer	71,338	78,820

Total consumer loans	1,492,829	1,685,106

Total non-covered loans	9,045,650	9,370,071

Covered loans:
Commercial and industrial	100,630	—
Mortgage	284,618	—
Consumer	78	—

Total covered loans	385,326	—

Total loans	$9,430,976	$9,370,071

Total non-covered loans are net of unearned discount and deferred loan fees totaling $9.2 million and $8.7 million at June 30, 2010 and December 31, 2009, respectively. The covered loans are net of a $143.9 million discount resulting from acquisition date fair value adjustments.

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since they were acquired at a discount attributable, at least in part, to the credit quality and they are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (allowance for loan losses). Under ASC Subtopic 310-30, loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Such increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life, while decreases in expected cash flows are recognized as impairment through the allowance for loan losses. As noted above, valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Asset Quality

The tables below exclude covered loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank transactions. These loans are accounted for on a pool basis, and the pools are considered to be performing.

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Loans past due in excess of 90 days and still accruing	$6,079	$5,125

Non-accrual loans	$103,510	$91,964
Other real estate owned*	4,633	3,869
Other repossessed assets	1,666	2,565

Total non-performing assets	$109,809	$98,398

Troubled debt restructured loans	$47,959	$19,072

*	This table excludes other real estate owned that is related to the FDIC-assisted transactions, which totaled $12.6 million at June 30, 2010. Other real estate owned related to the FDIC-assisted transactions is subject to the loss-sharing agreements with the FDIC.

Information about impaired loans as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Impaired loans for which there was a specific related allowance for loan losses	$72,897	$45,986
Impaired loans without a specific related allowance for loan losses	40,663	28,554

Total impaired loans	$113,560	$74,540

Related allowance for loan losses	$12,753	$7,314

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Allowance for credit losses
Beginning balance	$105,283	$97,477	$103,655	$94,738

Loans charged-off	(6,885)	(9,202)	(21,049)	(17,243)
Charged-off loans recovered	1,668	978	4,849	1,777

Net charge-offs	(5,217)	(8,224)	(16,200)	(15,466)
Provision charged for credit losses	12,438	13,064	25,049	23,045

Ending balance	$112,504	$102,317	$112,504	$102,317

Components of allowance for credit losses:
Allowance for loan losses	$110,645	$100,761	$110,645	$100,761
Reserve for unfunded letters of credit	1,859	1,556	1,859	1,556

Allowance for credit losses	$112,504	$102,317	$112,504	$102,317

Note 8. Investment Securities

As of June 30, 2010, Valley had approximately $1.8 billion, $1.1 billion, and $32.6 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and they continue to meet the definition of “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

June 30, 2010
Obligations of states and political subdivisions	$405,413	$4,459	$(171)	$409,701
Residential mortgage-backed securities	1,075,542	42,748	—	1,118,290
Trust preferred securities	281,844	6,543	(55,541)	232,846
Corporate and other debt securities	52,698	1,252	(1,268)	52,682

Total investment securities held to maturity	$1,815,497	$55,002	$(56,980)	$1,813,519

December 31, 2009
Obligations of states and political subdivisions	$313,360	$3,430	$(227)	$316,563
Residential mortgage-backed securities	936,385	17,970	(413)	953,942
Trust preferred securities	281,836	3,832	(59,516)	226,152
Corporate and other debt securities	52,807	907	(2,365)	51,349

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006

The age of unrealized losses and fair value of related securities held to maturity at June 30, 2010 and December 31, 2009 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

June 30, 2010
Obligations of states and political subdivisions	$33,781	$(168)	$833	$(3)	$34,614	$(171)
Trust preferred securities	11,130	(24)	107,753	(55,517)	118,883	(55,541)
Corporate and other debt securities	—	—	15,687	(1,268)	15,687	(1,268)

Total	$44,911	$(192)	$124,273	$(56,788)	$169,184	$(56,980)

December 31, 2009
Obligations of states and political subdivisions	$42,507	$(219)	$1,305	$(8)	$43,812	$(227)
Residential mortgage-backed securities	120,101	(404)	2,450	(9)	122,551	(413)
Trust preferred securities	10,702	(89)	121,197	(59,427)	131,899	(59,516)
Corporate and other debt securities	7,206	(338)	17,926	(2,027)	25,132	(2,365)

Total	$180,516	$(1,050)	$142,878	$(61,471)	$323,394	$(62,521)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at June 30, 2010 was 38 as compared to 79 at December 31, 2009.

At June 30, 2010, the unrealized losses reported for trust preferred securities relate to 20 single-issuer securities, mainly issued by bank holding companies. Of the 20 trust preferred securities, 9 were investment grade, 1 was non-investment grade, and 10 were not rated. Additionally, $35.0 million of the $55.5 million in unrealized losses at June 30, 2010, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer elected to defer its scheduled interest payments on each respective security issuance. The bank issuer is currently operating under an agreement with its bank regulators, which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of June 30, 2010. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities as of June 30, 2010 relate mainly to one investment rated bank issued corporate bond with a $9.0 million amortized cost and a $1.2 million unrealized loss that is paying in accordance with its terms.

Management does not believe that any individual unrealized loss as of June 30, 2010 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of June 30, 2010, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $967 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2010 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$210,303	$210,372
Due after one year through five years	65,783	68,163
Due after five years through ten years	75,499	77,070
Due after ten years	388,370	339,624
Residential mortgage-backed securities	1,075,542	1,118,290

Total investment securities held to maturity	$1,815,497	$1,813,519

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 4.41 years at June 30, 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

June 30, 2010
U.S. Treasury securities	$162,632	$1,362	$—	$163,994
U.S. government agency securities	21,323	—	(395)	20,928
Obligations of states and political subdivisions	34,711	844	—	35,555
Residential mortgage-backed securities	737,427	44,951	(7,405)	774,973
Trust preferred securities*	59,833	189	(16,761)	43,261
Corporate and other debt securities	44,548	1,823	(3,251)	43,120
Equity securities	49,199	505	(4,567)	45,137

Total investment securities available for sale	$1,109,673	$49,674	$(32,379)	$1,126,968

December 31, 2009
U.S. Treasury securities	$277,429	$—	$(1,144)	$276,285
Obligations of states and political subdivisions	32,724	722	(35)	33,411
Residential mortgage-backed securities	911,186	39,537	(10,218)	940,505
Trust preferred securities*	56,636	117	(20,341)	36,412
Corporate and other debt securities	22,578	198	(3,734)	19,042
Equity securities	49,112	1,956	(4,242)	46,826

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related investment securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

June 30, 2010
U.S. government agency securities	$20,928	$(395)	$—	$—	$20,928	$(395)
Residential mortgage-backed securities	17,752	(120)	98,860	(7,285)	116,612	(7,405)
Trust preferred securities	1,062	(25)	34,116	(16,736)	35,178	(16,761)
Corporate and other debt securities	886	(6)	6,729	(3,245)	7,615	(3,251)
Equity securities	288	(183)	31,383	(4,384)	31,671	(4,567)

Total	$40,916	$(729)	$171,088	$(31,650)	$212,004	$(32,379)

December 31, 2009
U.S. Treasury securities	$276,285	$(1,144)	$—	$—	$276,285	$(1,144)
Obligations of states and political subdivisions	395	(4)	1,688	(31)	2,083	(35)
Residential mortgage-backed securities	11,318	(245)	122,031	(9,973)	133,349	(10,218)
Trust preferred securities	—	—	34,622	(20,341)	34,622	(20,341)
Corporate and other debt securities	1,878	(57)	6,296	(3,677)	8,174	(3,734)
Equity securities	—	—	35,901	(4,242)	35,901	(4,242)

Total	$289,876	$(1,450)	$200,538	$(38,264)	$490,414	$(39,714)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at June 30, 2010 was 56 as compared to 82 at December 31, 2009.

Within the residential mortgage-backed securities category of the available for sale portfolio, Valley owns a total of 20 individual private label mortgage-backed securities with unrealized losses totaling $7.4 million related mainly to 10 individual private label mortgage-backed securities. Of these 10 securities, 3 securities had investment grade

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rating and 7 had a non-investment grade rating at June 30, 2010. Based on management’s impairment analysis, 5 of the 7 non-investment grade securities had impairment charges recognized during the six months ended June 30, 2010. See the “Other-Than-Temporary Impairment Analysis” section below for more details regarding these impaired securities.

At June 30, 2010, the unrealized losses for trust preferred securities in the table above relate to 16 single-issuer bank issued trust preferred securities and 3 pooled trust preferred securities. The majority of the unrealized loss was attributable to three pooled trust preferred securities with an amortized cost of $23.5 million and a fair value of $10.8 million. One of the three pooled trust preferred securities with an unrealized loss of $10.3 million had an investment grade rating at June 30, 2010. At June 30, 2010, 15 of the single-issuer trust preferred securities classified as available for sale had investment grade ratings and 1 had a non-investment grade rating. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults. Two of the three pooled trust preferred securities were other-than-temporarily impaired in 2009 and the first quarter of 2010 with no additional credit impairment charges recognized during the quarter ended June 30, 2010.

Unrealized losses reported for corporate and other debt securities at June 30, 2010, relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $3.2 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to three perpetual preferred securities with a $34.7 million amortized cost and a $4.2 million unrealized loss. All of the perpetual preferred securities with unrealized losses at June 30, 2010 have investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of June 30, 2010, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $564 million.

The contractual maturities of investments in debt securities available for sale at June 30, 2010, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$6,023	$6,089
Due after one year through five years	182,865	185,121
Due after five years through ten years	32,086	33,621
Due after ten years	102,073	82,027
Residential mortgage-backed securities	737,427	774,973
Equity securities	49,199	45,137

Total investment securities available for sale	$1,109,673	$1,126,968

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 2.92 years at June 30, 2010.

Other-Than-Temporary Impairment Analysis

In assessing the level of other-than-temporary impairment attributable to credit loss, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. Subsequent assessments may result in additional estimated credit losses on previously impaired securities. These additional estimated credit losses are recorded as reclassifications from the portion of other-than-temporary impairment previously recognized in other comprehensive income to earnings in the period of such assessments. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at June 30, 2010. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 20 private label mortgage-backed securities were as follows: a CDR of 0 percent to 13.4 percent, a loss severity rate of 14.4 percent to 59.1 percent, and a CPR of 4.1 percent to 45.4 percent.

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

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a break in yield, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were previously impaired, including additional estimated credit losses recognized in the first quarter of 2010. The expected cash flows from these securities did not result in additional estimated credit losses at June 30, 2010.

The perpetual preferred securities are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of June 30, 2010. Based on this analysis, management believes the declines in fair value are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Available for sale
Residential mortgage-backed securities	$2,049	$2,434	$2,265	$4,605
Trust preferred securities	—	—	2,377	—

Net impairment losses on securities recognized in earnings	$2,049	$2,434	$4,642	$4,605

During the three months ended June 30, 2010 and 2009, Valley recognized additional estimated credit losses totaling $2.0 million and $2.4 million, respectively, on previously impaired private label mortgage-backed securities. The impaired private label mortgage-backed securities consisted of three and four individual securities at June 30, 2010 and 2009, respectively, including two securities which incurred additional estimated credit losses in both periods.

For the six months ended June 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two pooled trust preferred securities. All of these securities, with the exception of one private label mortgage-backed security, were found to be initially impaired in prior periods. At June 30, 2010, the five private label mortgage-backed securities had a combined amortized cost of $57.6 million and fair value of $53.3 million, while the two impaired pooled trust preferred securities had a combined amortized cost and fair value of $6.2 million and $3.8 million, respectively, after all credit impairments.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Sales transactions:
Gross gains	$3,752	$258	$4,634	$258
Gross losses	(81)	—	(96)	(36)

	3,671	258	4,538	222

Maturities and other securities transactions:
Gross gains	40	34	52	51
Gross losses	(55)	(4)	(71)	(22)

	(15)	30	(19)	29

Gains on securities transactions, net	$3,656	$288	$4,519	$251

Valley recognized net gains on securities transactions of $3.7 million and $4.5 million during the three and six months ended June 30, 2010, respectively, mainly due to the sale of approximately $73.9 million and $307 million, respectively, of U.S. Treasury securities that were classified as available for sale.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Balance, beginning of the period	$8,664	$2,720	$6,119	$549
Additions:
Initial credit impairments	—	—	124	2,171
Subsequent credit impairments	2,049	2,434	4,518	2,434
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(53)	—	(101)	—

Balance, end of the period	$10,660	$5,154	$10,660	$5,154

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented. Other-than-temporary impairment recognized in earnings for the three and six months ended June 30, 2010 and 2009, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Trading Securities

The fair value of trading securities (consisting of 4 single-issuer bank trust preferred securities) was $32.6 million at June 30, 2010 and $33.0 million at December 31, 2009. Interest income on trading securities totaled $642 thousand and $817 thousand for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)

Balance at December 31, 2009	$18,978	$93,805	$107,969	$75,672	$296,424
Goodwill from FDIC-assisted transactions	—	3,655	6,488	3,580	13,723

Balance at June 30, 2010	$18,978	$97,460	$114,457	$79,252	$310,147

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During 2010, Valley recorded $13.7 million in goodwill resulting from the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. See Note 4 for details. There was no impairment of goodwill for the three and six months ended June 30, 2010 and 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes other intangible assets as of June 30, 2010 and December 31, 2009:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)

June 30, 2010
Loan servicing rights	$72,401	$(60,278)	$(1,298)	$10,825
Core deposits	27,144	(15,595)	—	11,549
Other	2,796	(1,481)	—	1,315

Total other intangible assets	$102,341	$(77,354)	$(1,298)	$23,689

December 31, 2009
Loan servicing rights	$70,885	$(59,163)	$(612)	$11,110
Core deposits	25,584	(13,859)	—	11,725
Other	4,057	(2,587)	—	1,470

Total other intangible assets	$100,526	$(75,609)	$(612)	$24,305

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. For the three and six months ended June 30, 2010, Valley recognized impairment charges, net of recoveries on its loan servicing rights totaling $631 thousand and $686 thousand, respectively. For the three months ended June 30, 2009, Valley recognized a $681 thousand recovery of previously recognized impairment charges on the loan servicing rights through a valuation allowance. For the six months ended June 30, 2009, impairment charges, net of recoveries totaled $454 thousand.

Core deposit intangibles are amortized using an accelerated method and have a weighted average amortization period of 10 years. The column labeled “other” included in the table above consists of customer lists and covenants not to compete, which are amortized over their expected life using a straight line method and have a weighted average amortization period of 13 years. Valley’s core deposits intangibles resulting from the two FDIC-assisted transactions had a carrying value of $1.4 million at June 30, 2010. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized for the three and six months ended June 30, 2010 and 2009.

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2010 through 2014:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2010	$1,613	$1,717	$148
2011	2,486	3,051	268
2012	1,839	2,455	252
2013	1,421	1,858	148
2014	1,056	1,262	84

Valley recognized amortization expense on other intangible assets, and net impairment charges on loan servicing rights, totaling $2.4 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively and $4.1 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Service cost	$1,450	$1,304	$2,900	$2,608
Interest cost	1,433	1,274	2,866	2,548
Expected return on plan assets	(1,581)	(1,429)	(3,163)	(2,858)
Amortization of prior service cost	160	149	320	298
Amortization of actuarial loss	275	227	551	454

Total net periodic pension expense	1,737	1,525	3,474	3,050

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(149)	(320)	(298)
Amortization of actuarial loss	(275)	(227)	(551)	(454)

	(435)	(376)	(871)	(752)

Total amount recognized in net periodic benefit cost and other comprehensive income, pre-tax	$1,302	$1,149	$2,603	$2,298

The fair value of qualified plan assets increased approximately $2.1 million, or 2.9 percent to $76.1 million at June 30, 2010 from $74.0 million at December 31, 2009. Valley contributed $5.0 million to the qualified plan during the quarter ended June 30, 2010. Valley does not expect to make any additional contributions during the remainder of 2010.

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

Under the 2009 LTSIP, Valley may award shares to its employees for up to 6.7 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or on the last date preceding such date on which a sale was reported. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock awards during the second quarter of 2010. For the six months ended June 30, 2010, Valley awarded restricted stock totaling approximately one thousand shares. As of June 30, 2010, there were 6.6 million shares of common stock available for issuance under the 2009 LTSIP.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $848 thousand and $936 thousand for the three months ended June 30, 2010 and 2009, respectively and $1.9 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively. The fair values of stock awards are expensed over the vesting period. As of June 30, 2010, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $5.2 million and will be recognized over an average remaining vesting period of approximately 2.2 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. During the three and six months ended June 30, 2010, there were 17 thousand shares granted. There were 94,916 shares outstanding under this plan and 253,971 shares available for issuance as of June 30, 2010.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $206.2 million as of June 30, 2010. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $134.0 million, or 65% percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of June 30, 2010, Valley had an $881 thousand liability related to the standby letters of credit.

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

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value. Net trading gains (losses) included a non-cash gain of $1.4 million and a non-cash loss of $1.8 million for the three and six months ended June 30, 2010, respectively. For the comparable three and six months ended June 30, 2009, net trading gains (losses) included non-cash losses of $24.4 million and $10.7 million, respectively, for the change in the fair value these junior subordinated debentures issued to VNB Capital Trust I.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of June 30, 2010:

	June 30, 2010
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)

Junior Subordinated Debentures
Carrying value (1)	$157,740	$25,222
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $479 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. Valley’s Board of Directors has granted management authorization to call, from time to time, all or part of the remaining junior subordinated debentures issued to VNB Capital Trust I for redemption prior to their stated maturity date of December 15, 2031. No debentures were called or redeemed during the three and six months ended June 30, 2010.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at June 30, 2010 and December 31, 2009. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of June 30, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Under the act, Valley’s outstanding trust preferred securities will continue to count as Tier I capital but Valley will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

At June 30, 2010, Valley had two interest rate caps with an aggregate notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Hedge accounting was not applied to these interest rate caps from January 1, 2009 until February 20, 2009 due to the termination of the original hedging relationship in the fourth quarter of 2008. On February 20, 2009, Valley re-designated the interest rate caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rates, based on the federal funds rate. The change in fair value of these derivatives, while they were not designated as hedges was a $369 thousand gain, which is included in other non-interest income for the six months ended June 30, 2009.

At June 30, 2010, Valley also had two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates of 2.75 percent below the prime rate.

Fair Value Hedge of a Fixed Rate Asset. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2010, Valley had one interest rate swap with a notional amount of $9.2 million.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the loss or gain on the related derivatives.

Derivatives not Designated as Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities. During the fourth quarter of 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) no longer qualified for hedge accounting but were subsequently re-designated as cash flow hedges during February 2009. Valley had no derivatives that were not designated in hedging relationships during the six months ended June 30, 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(in thousands)

Asset Derivatives

Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$2,183	$7,124

Total derivatives designated as hedging instruments		$2,183	$7,124

Liability Derivatives

Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,658	$1,018

Total derivatives designated as hedging instruments		$1,658	$1,018

Losses included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income to interest expense on short-term borrowings	$(494)	$(80)	$(876)	$(128)
Amount of (loss) gain recognized in other comprehensive income	(2,693)	4,469	(4,757)	3,902

Valley recognized a net loss of $29 thousand and $184 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three and six months ended June 30, 2010, respectively and a $202 thousand gain in other income for both the three and six months ended June 30, 2009. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $5.0 million and $2.7 million at June 30, 2010 and December 31, 2009, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $2.3 million will be reclassified as an increase to interest expense.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Derivative - commercial loan interest rate swap:
Interest income - Interest and fees on loans	$(566)	$465	$(640)	$898

Hedged item - commercial loan:
Interest income - Interest and fees on loans	$566	$(465)	$640	$(898)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Non-designated hedge interest rate derivatives
Trading gains, net	$—	$—	$—	$1,984
Other non-interest income	—	—	—	369

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations. As of June 30, 2010, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.8 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At June 30, 2010, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II Item 1A of this report include, but are not limited to:

•	a continued or unexpected decline in the economy, in particular in New Jersey and the New York Metropolitan area;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	a reduction in dividend payments, distributions and other payments from our banking subsidiary;

•	possible reduction or elimination of the dividend on our common stock;

•	further offerings of our equity securities may result in earnings or book value dilution of our common stock;

•	potential acquisitions may disrupt our business and dilute shareholder value;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	we may be unable to adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	our failure or inability to raise additional capital, if it is necessary or advisable to do so;

•	the possibility that the expected benefits of the LibertyPointe Bank and The Park Avenue Bank acquisitions will not be fully realized;

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

The allowance for loan losses consists of the following: (1) specific reserves for individually impaired credits, (2) reserves for classified, or higher risk rated, loans, (3) reserves for non-classified loans based on historical loss factors, and (4) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing. Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

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

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. See the “Investment Securities Portfolio” section below and Notes 6 and 8 to the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $310.1 million at June 30, 2010 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

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

Other intangible assets totaling $23.7 million at June 30, 2010 are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•

After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion (including Valley) will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•

Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•

Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; and

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on business checking accounts.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and markets areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

Executive Summary

Net income for the second quarter of 2010 was $33.0 million, or $0.21 per diluted common share, compared to $15.0 million, or $0.06 per diluted common share (adjusted for preferred dividends and accretion of $0.04), for the second quarter of 2009. The increase in net income was largely due to: (i) a $22.9 million increase in non-interest income caused, in part, by the change in the mark to market valuation of our junior subordinated debentures held at fair value, (ii) a $3.9 million increase in net interest income driven by a change in the mix of interest earning assets, including a shift to high yielding loans acquired in two FDIC-assisted transactions during March 2010, and (iii) a $6.7 million reduction in the FDIC insurance assessment largely caused by a $6.5 million special assessment in the second quarter of 2009.

During the second quarter of 2010, we worked diligently to integrate the acquired assets and assumed liabilities of Manhattan-based LibertyPointe Bank and The Park Avenue Bank, which were purchased from the FDIC in March 2010, into Valley National Bank. These FDIC-assisted transactions expanded our market share in Manhattan and Brooklyn, were accretive to our first and second quarter 2010 earnings, and have a minimal impact on our historical loan credit risk profiles due to the loss-sharing agreements entered into with the FDIC. During the second quarter of 2010, we closed five of the seven total branches of the former LibertyPointe Bank and The Park Avenue Bank and transferred their customer service to existing Valley branches within very close proximity of each location. The FDIC-assisted transactions resulted in additional non-interest expense totaling approximately $3.6 million for the second quarter of 2010. Of this amount, we expect to eliminate approximate $1.5 million per quarter starting in the third quarter of 2010 due to the branch closings and other synergies derived from back-office consolidations and systems integrations completed in the second quarter. See Note 4 to the consolidated financial statements for additional information related to the FDIC-assisted transactions.

Valley’s credit quality remains both stable and, we believe, more resilient than many of its competitors. Total loans past due in excess of 30 days increased 0.03 percent to 1.71 percent of our total loan portfolio at June 30, 2010 as compared to 1.68 percent at March 31, 2010 mainly due to a decline in the loan portfolio as total loan delinquencies increased by only $818 thousand. However, non-accrual loans increased to $103.5 million at June 30, 2010 compared to $91.6 million at March 31, 2010 largely due to the migration of past due construction loans into this delinquency category. Although the timing of collection is uncertain for non-accrual loans, management believes most of these loans are well secured and, largely collectible based on, in part, on our quarterly review of impaired loans. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration from a weak economy, management cannot provide assurance that our loan portfolio performance will not decline from the levels reported as of June 30, 2010. See “Non-performing Assets” section at page 61 for further analysis of our credit quality.

Overall loan demand remains persistently weak. We believe much of this weakness is due to apprehension among businesses regarding expansion of their operations or entering new ventures while the economy’s direction is uncertain. As a result, our total loans decreased $138.7 million to $9.4 billion at June 30, 2010 as compared to approximately $9.6 billion at March 31, 2010. Our covered loans (i.e., loans covered by loss-sharing agreements with the FDIC) represented almost $40.0 million of the decline in total loans from the first quarter of 2010. This decline was mainly caused by an increase in our estimate of acquisition date credit losses during the second quarter as additional information, which existed at the acquisition date became available to us. Partially offsetting the negative impact of these decreases, our residential mortgage loan portfolio increased by almost four percent on an annualized basis during the second quarter of 2010, as we selectively added certain mortgage originations to the portfolio and reduced our secondary market sales of refinanced loans and new loan originations. Residential mortgage originations remained strong during the second quarter as many consumers took advantage of the low interest rate environment to refinance existing mortgages.

Total deposits decreased $359.2 million to approximately $9.4 billion at June 30, 2010 from March 31, 2010 as we continue to keep interest rates low on most interest bearing deposit products in response to the low level of loan demand and interest rates. As expected, a substantial source of the decline was the withdrawal of time deposits assumed in the FDIC-assisted transactions after we lowered customer rates to our standard Valley interest rates.

During the quarter ended June 30, 2010, time deposits and savings, NOW, and money market deposits declined $365.7 million and $54.8 million, respectively, partially offset by a $61.3 million increase in non-interest bearing deposits. Non-interest bearing deposits increased mainly due to some seasonal increases in commercial customer account balances.

Average long-term borrowings decreased $48.0 million, or 1.5 percent from the first quarter of 2010 mainly due to the normal maturity and repayment of $51.0 million in FHLB advances during the first quarter of 2010 combined with the second quarter prepayment of all FHLB advances assumed in FDIC-transactions totaling approximately $11.0 million.

For the three months ended June 30, 2010, we reported an annualized return on average shareholders’ equity (“ROE”) of 10.44 percent and an annualized return on average assets (“ROA”) of 0.93 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 14.16 percent for the second quarter of 2010. The comparable ratios for the second quarter of 2009 were an annualized ROE of 4.41 percent, an annualized ROA of 0.42 percent, and an annualized ROATE of 5.77 percent. All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value and net impairment losses on securities. Net income included a non-cash gain of $1.4 million ($922 thousand, net of tax) for the second quarter of 2010, as compared to a non-cash charge of $24.4 million ($15.9 million, net of tax) for the same period of 2009 due to the change in fair value of the debentures. Net impairment losses on securities totaled $2.0 million ($1.3 million after-taxes) and $2.4 million ($1.5 million, net of tax) for the three months ended June 30, 2010 and 2009, respectively.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Net income	$33,010	$14,997	$60,373	$52,381

Average shareholders’ equity	1,264,633	1,359,500	1,259,937	1,363,352
Less: Average goodwill and other intangible assets	(332,273)	(320,434)	(327,896)	(320,534)

Average tangible shareholders’ equity	$932,360	$1,039,066	$932,041	$1,042,818

Annualized ROATE	14.16%	5.77%	12.96%	10.05%

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

Net Interest Income

Net interest income on a tax equivalent basis was $118.4 million for the second quarter of 2010, a $4.0 million increase from the second quarter of 2009 and an increase of $2.2 million from the first quarter of 2010. The increase from the second quarter of 2009 was due to lower interest expense caused primarily by maturing high cost time deposits, partially offset by a decrease in interest income from loans due to lower loan volumes caused by the economy. Total interest income from investments, on a tax equivalent basis, also decreased $4.8 million for the three months ended June 30, 2010 compared to the same period of 2009 mainly attributable to a decrease in yield resulting from normal paydowns of higher yielding securities which were reinvested into shorter duration lower yielding securities.

For the second quarter of 2010, average loans and average federal funds sold and other interest bearing deposits decreased by $225.9 million and $206.3 million, respectively, while average investment securities increased $181.7 million as compared to the second quarter of 2009. Compared to the first quarter of 2010, average loans increased by $122.2 million primarily due to covered loans acquired in FDIC-assisted transactions during March 2010, partially offset by a decrease in non-covered loans driven by declines in automobile and commercial real estate loans. Our automobile loan portfolio has declined for eight consecutive quarters mainly due to a decline in auto sales caused by the high level of unemployment, increased pricing competition, and Valley’s high underwriting standards.

Average interest bearing liabilities for the second quarter of 2010 decreased $71.4 million, or 0.7 percent compared with the same quarter of 2009 mainly due to the run-off of excess liquidity caused by lower loan demand. Compared to the first quarter of 2010, average interest bearing liabilities decreased $77.8 million or 0.7 percent during the second quarter of 2010. Average time deposits declined $89.4 million from the first quarter of 2010 mainly due to the continued early redemption of time deposits assumed in FDIC-assisted transactions, which were re-priced to Valley’s lower standard interest rates in March 2010. Average long-term borrowings decreased $48.0 million, or 1.5 percent from the first quarter of 2010 mainly due to the normal maturity and repayment of $51 million in FHLB advances during the first quarter of 2010 combined with the second quarter prepayment of all FHLB advances assumed in the FDIC-transactions totaling approximately $11 million. Average short-term borrowings declined $12.8 million from the first quarter of 2010 due to normal decreases in customer repo account balances. Average savings, NOW, and money markets increased during the second quarter of 2010 due to the core deposits assumed in the FDIC-assisted transactions.

Interest on loans, on a tax equivalent basis, increased $1.1 million, or 0.8 percent for the second quarter of 2010 compared to the first quarter of 2010 due to the aforementioned increase in average loan balances, partially offset by a 3 basis points decrease in the tax equivalent yield on average loans as compared to the linked quarter.

Interest expense for the three months ended June 30, 2010 decreased $937 thousand or 1.7 percent compared to the quarter ended March 31, 2010 resulting mainly from a decrease in average time deposits caused by maturing high cost certificates of deposit and run-off of assumed deposits, as well as a 2 basis point decline in the cost of savings, NOW, and money market accounts.

The net interest margin on a tax equivalent basis was 3.72 percent for the second quarter of 2010, an increase of 20 basis points from the second quarter of 2009, and an increase of 7 basis points from 3.65 percent for the linked quarter ended March 31, 2010. The yield on average interest earning assets increased by four basis points on a linked quarter basis, mainly due to a change in the asset mix to higher yielding loans (acquired in FDIC-assisted transactions), and taxable investments from lower yielding short-term U.S. Treasury securities and interest bearing deposits held at the Federal Reserve. The cost of average interest bearing liabilities declined two basis points from the first quarter of 2010 mainly due to a five basis point decrease in the cost of average time deposits due to a combination of lower rate certificates of deposit assumed in the FDIC-assisted transactions (as we adjusted the interest rate on the assumed time deposits to Valley’s current standard rates) and run-off of higher cost deposits, and a two basis point decline in the cost of average savings, NOW, and money market accounts caused by a reduction in our product interest rates during the prior linked quarter.

The following table reflects the components of net interest income for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2010			March 31, 2010			June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,544,364	$136,422	5.72%	$9,422,162	$135,371	5.75%	$9,770,280	$141,361	5.79%
Taxable investments (3)	2,670,495	32,094	4.81	2,720,110	31,880	4.69	2,651,711	36,856	5.56
Tax-exempt investments (1)(3)	415,978	3,996	3.84	371,234	3,917	4.22	253,104	3,676	5.81
Federal funds sold and other interest bearing deposits	106,461	76	0.29	233,750	154	0.26	312,755	218	0.28

Total interest earning assets	12,737,298	172,588	5.42	12,747,256	171,322	5.38	12,987,850	182,111	5.61

Allowance for loan losses	(106,899)			(105,023)			(97,883)
Cash and due from banks	308,307			332,562			240,571
Other assets	1,249,707			1,148,960			1,111,167
Unrealized gains (losses) on securities available for sale, net	12,268			2,893			(27,520)

Total assets	$14,200,681			$14,126,648			$14,214,185

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,144,113	$4,813	0.46%	$4,071,641	$4,860	0.48%	$3,701,125	$5,796	0.63%
Time deposits	3,026,929	14,720	1.95	3,116,322	15,598	2.00	3,411,551	26,106	3.06

Total interest bearing deposits	7,171,042	19,533	1.09	7,187,963	20,458	1.14	7,112,676	31,902	1.79
Short-term borrowings	179,677	330	0.73	192,498	331	0.69	218,281	579	1.06
Long-term borrowings (4)	3,080,261	34,298	4.45	3,128,309	34,309	4.39	3,171,422	35,227	4.44

Total interest bearing liabilities	10,430,980	54,161	2.08	10,508,770	55,098	2.10	10,502,379	67,708	2.58

Non-interest bearing deposits	2,441,776			2,315,621			2,256,954
Other liabilities	63,292			47,068			95,352
Shareholders’ equity	1,264,633			1,255,189			1,359,500

Total liabilities and shareholders’ equity	$14,200,681			$14,126,648			$14,214,185

Net interest income/interest rate spread (5)		$118,427	3.34%		$116,224	3.28%		$114,403	3.03%

Tax equivalent adjustment		(1,401)			(1,373)			(1,290)

Net interest income, as reported		$117,026			$114,851			$113,113

Net interest margin (6)			3.68%			3.60%			3.48%
Tax equivalent effect			0.04%			0.05%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.72%			3.65%			3.52%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the six months ended June 30, 2010 and 2009:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Six Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,483,601	$271,793	5.73%	$9,892,009	$285,220	5.77%
Taxable investments (3)	2,695,165	63,974	4.75	2,657,334	73,474	5.53
Tax-exempt investments (1)(3)	393,730	7,913	4.02	249,468	7,325	5.87
Federal funds sold and other interest bearing deposits	169,754	230	0.27	321,872	448	0.28

Total interest earning assets	12,742,250	343,910	5.40	13,120,683	366,467	5.59

Allowance for loan losses	(105,966)			(96,194)
Cash and due from banks	320,367			243,090
Other assets	1,199,612			1,113,206
Unrealized gains (losses) on securities available for sale, net	7,606			(38,772)

Total assets	$14,163,869			$14,342,013

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,108,077	$9,673	0.47%	$3,633,709	$11,683	0.64%
Time deposits	3,071,379	30,318	1.97	3,531,818	56,285	3.19

Total interest bearing deposits	7,179,456	39,991	1.11	7,165,527	67,968	1.90
Short-term borrowings	186,052	661	0.71	335,874	3,130	1.86
Long-term borrowings (4)	3,104,152	68,607	4.42	3,168,794	70,121	4.43

Total interest bearing liabilities	10,469,660	109,259	2.09	10,670,195	141,219	2.65

Non-interest bearing deposits	2,379,047			2,208,803
Other liabilities	55,225			99,663
Shareholders’ equity	1,259,937			1,363,352

Total liabilities and shareholders’ equity	$14,163,869			$14,342,013

Net interest income/interest rate spread (5)		$234,651	3.31%		$225,248	2.94%

Tax equivalent adjustment		(2,774)			(2,571)

Net interest income, as reported		$231,877			$222,677

Net interest margin (6)			3.64%			3.39%
Tax equivalent effect			0.04%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.68%			3.43%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2010 Compared with June 30, 2009			Six Months Ended June 30, 2010 Compared with June 30, 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)

Interest Income:
Loans *	$(3,243)	$(1,696)	$(4,939)	$(11,714)	$(1,713)	$(13,427)
Taxable investments	259	(5,021)	(4,762)	1,032	(10,532)	(9,500)
Tax-exempt investments *	1,841	(1,521)	320	3,371	(2,783)	588
Federal funds sold and other interest bearing deposits	(147)	5	(142)	(206)	(12)	(218)

Total decrease in interest income	(1,290)	(8,233)	(9,523)	(7,517)	(15,040)	(22,557)

Interest Expense:
Savings, NOW and money market deposits	637	(1,620)	(983)	1,391	(3,401)	(2,010)
Time deposits	(2,690)	(8,696)	(11,386)	(6,625)	(19,342)	(25,967)
Short-term borrowings	(91)	(158)	(249)	(1,034)	(1,435)	(2,469)
Long-term borrowings and junior subordinated debentures	(1,015)	86	(929)	(1,429)	(85)	(1,514)

Total decrease in interest expense	(3,159)	(10,388)	(13,547)	(7,697)	(24,263)	(31,960)

Total increase in net interest income	$1,869	$2,155	$4,024	$180	$9,223	$9,403

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income (Loss)

The following table presents the components of non-interest income (loss) for each of the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Trust and investment services	$1,947	$1,592	$3,822	$3,237
Insurance commissions	2,660	2,577	5,856	5,570
Service charges on deposit accounts	6,651	6,563	12,925	13,200
Gains on securities transactions, net	3,656	288	4,519	251
Net impairment losses on securities recognized in earnings	(2,049)	(2,434)	(4,642)	(4,605)
Trading gains (losses), net:
Trading securities	(581)	5,802	(345)	5,266
Junior subordinated debentures carried at fair value	1,419	(24,433)	(1,847)	(10,678)

Total trading gains (losses), net	838	(18,631)	(2,192)	(5,412)
Fees from loan servicing	1,211	1,193	2,447	2,369
Gains on sales of loans, net	1,019	2,432	3,539	4,576
Gains on sales of assets, net	218	175	304	349
Bank owned life insurance (“BOLI”)	1,768	1,397	3,311	2,768
Other	4,557	4,459	8,264	8,293

Total non-interest income (loss)	$22,476	$(389)	$38,153	$30,596

Non-interest income increased $22.9 million and $7.6 million for the three and six months ended June 30, 2010, respectively from a non-interest loss of $389 thousand and non-interest income of $30.6 million for the same periods in 2009. The increases mainly resulted from an increase in net trading gains caused by the change in the mark to market valuation of our junior subordinated debentures carried at fair value. Net trading gains totaled $838 thousand in the second quarter of 2010 compared to net trading losses of $18.6 million in the second quarter of 2009. Net gains on securities transactions increased $3.4 million and $4.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to the gains recognized on the sale of U.S. Treasury securities classified as available for sale during the 2010 periods. Net gains on sales of loans decreased $1.4 million and $1.0 million for the three and six months ended June 30, 2010, respectively, mainly due to our decision to reduce our residential mortgage sales in the secondary market during the second quarter of 2010.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Salary expense	$34,414	$31,397	$67,858	$63,844
Employee benefit expense	8,521	7,938	19,350	17,208
Net occupancy and equipment expense	16,088	14,344	32,029	29,895
FDIC insurance assessment	3,543	10,279	6,976	13,431
Amortization of other intangible assets	2,445	1,011	4,145	3,827
Professional and legal fees	2,613	2,147	4,732	4,239
Advertising	1,111	322	2,023	1,167
Other	11,238	10,668	21,214	21,441

Total non-interest expense	$79,973	$78,106	$158,327	$155,052

Non-interest expense increased $1.9 million and $3.3 million for the three and six months ended June 30, 2010, respectively as compared to the same periods of 2009.

Salary and employee benefit expenses, and net occupancy and equipment expense increased $3.6 million and $1.7 million for the quarter ended June 30, 2010, respectively, and $6.2 million and $2.1 million for the six months ended June 30, 2010, respectively, as compared to the same periods in 2009. These increases were attributable to additional staffing expenses related to the FDIC-assisted transactions in March 2010, as well as from de novo branch openings over the twelve-month period ended June 30, 2010. The impact of the FDIC-assisted transactions on these expense categories is expected to decline in the third quarter of 2010 as we closed five of the seven acquired branch locations during the second quarter of 2010 and consolidated back-office operations.

Amortization of other intangible assets increased $1.4 million as compared to the quarter ended June 30, 2009 mainly due to the recognition of a $631 thousand impairment charge on certain loan servicing rights in the second quarter of 2010 as compared to a $681 thousand net valuation allowance recovery on the fair value of previously impaired loan servicing rights during the second quarter of 2009.

Advertising expense increased $789 thousand and $856 thousand for the three and six months ended June 30, 2010, respectively, mainly due to an increase in promotional campaigns as compared to the same periods in 2009.

Our FDIC insurance assessment decreased $6.7 million and $6.5 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 as a result of a special assessment (imposed on all insured depository institutions) which totaled $6.5 million during the second quarter of 2009.

Other non-interest expense increased $570 thousand as compared to the second quarter of 2009 mainly due to the write-off of internally developed software costs.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 57.33 percent and 58.63 percent for the three and six months ended June 30, 2010, respectively, compared to with 69.29 percent and 61.22 percent for the same periods in 2009. The lower efficiency ratio in the 2010 periods was primarily due to higher non-interest income as compared to 2009, mainly caused by an increase in net trading gains. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. However, among other things, our past de novo branch expansion efforts has elevated our efficiency ratio in recent years and may continue to negatively impact the ratio until these new branches become profitable operations.

Income Taxes

Income tax expense was $14.1 million for the three months ended June 30, 2010, reflecting an effective tax rate of 29.9 percent, compared with $6.6 million for the second quarter of 2009, and an effective tax rate of 30.4 percent.

Income tax expense was $26.3 million and $22.8 million for the six months ended June 30, 2010 and 2009, respectively, reflecting an effective tax rate of 30.3 percent for both comparable periods. The increases in income tax expense compared to the prior year periods were primarily due to higher pre-tax income.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Our adherence to these guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2010, we anticipate that our effective tax rate will approximate 30 percent.

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

The following tables present the financial data for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,313,925	$6,230,439	$3,192,934	$—	$12,737,298
Income (loss) before income taxes	14,405	22,356	14,472	(4,142)	47,091
Annualized return on average interest earning assets (pre-tax)	1.74%	1.44%	1.81%	N/A	1.48%

	Three Months Ended June 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,844,580	$5,925,700	$3,217,570	$—	$12,987,850
Income (loss) before income taxes	16,828	16,703	15,532	(27,509)	21,554
Annualized return on average interest earning assets (pre-tax)	1.75%	1.13%	1.93%	N/A	0.66%

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

Average assets for the three months ended June 30, 2010 decreased by $530.7 million to $3.3 billion, when compared with the same period in 2009, as a result of lower automobile sales and historically low levels of consumer demand for automobile financing from creditworthy borrowers due to unemployment and economic uncertainty. Income before income taxes during the three months ended June 30, 2010 decreased $2.4 million to $14.4 million, as compared with the three months ended June 30, 2009 as decreases in net interest income and non-interest income, and an increase non-interest expense were only partially offset by decreases in the provision for loan losses and internal transfer expense. The return on average interest earning assets before income taxes decreased one basis point to 1.74 percent compared with 1.75 percent for the prior year period. The 19 basis point increase in the interest rate spread was mainly the result of a 38 basis point decrease in costs associated with our funding sources that was only partially offset by a 19 basis point decrease in interest yield. Net interest income decreased $3.3 million to $32.4 million when compared to $35.8 million for the same period last year mainly as a result of the aforementioned decline in average assets, partially offset by an increase in interest rate spread. The provision for loan losses decreased $1.3 million to $3.5 million when compared to $4.8 million for the prior year period primarily due to lower automobile loan charge-offs coupled with declines of loan balances in most loan categories.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the three months ended June 30, 2010, income before income taxes increased $5.7 million to $22.4 million compared with the prior year primarily due to a 41 basis point increase in the segment’s net interest spread, and an increase in average interest earning assets, partially offset by a $1.6 million increase in the segment’s non-interest expense and a $1.5 million increase in internal transfer expense. The increase in net interest spread was mainly the result of a 38 basis point decrease in costs associated with our funding sources and a 2 basis point increase in interest yield. Net interest income increased $9.4 million, as a $304.7 million increase in average interest earning assets drove the aforementioned increase in interest yield. The increase in average interest earning assets during the period was mainly due to the acquired loans from the FDIC-assisted transactions. The return on average interest earning assets before income taxes was 1.44 percent compared with 1.13 percent for the prior year period.

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

For the three months ended June 30, 2010, income before income taxes decreased $1.1 million to $14.5 million compared with the three months ended June 30, 2009 primarily due to a 63 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current interest rate environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously diminishing the capital required for the portfolio. As a result of this strategy, coupled with the current interest rate environment, investments purchased during the first and second quarters of 2010 were typically lower yielding than investments held or purchased in 2009. The return on average interest earning assets before income taxes decreased to 1.81 percent compared with 1.93 percent for the prior year period.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes issued in July 2005, provisions for loan losses that are not allocated to other business segments, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $23.4 million to $4.1 million for the three months ended June 30, 2010 compared with $27.5 million for the three months ended June 30, 2009. Non-interest income increased $24.1 million mainly due to an increase in net trading gains. Net trading gains increased approximately $19.5 million to an $838 thousand net gain for the second quarter of 2010 compared to an $18.6 million net loss in the same period of 2009 mainly due to the negative impact of the change in the fair value of our junior subordinated debentures carried at fair value during the second quarter of 2009. Also included in the corporate and adjustments segment for the three months ended June 30, 2010 were $581 thousand in non-cash mark to market losses on the fair value of our trading securities portfolio compared to a $5.8 million loss in the same period of 2009.

The following tables present the financial data for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,354,486	$6,129,115	$3,258,649	$—	$12,742,250
Income (loss) before income taxes	30,979	44,698	27,335	(16,358)	86,654
Annualized return on average interest earning assets (pre-tax)	1.85%	1.46%	1.68%	N/A	1.36%

	Six Months Ended June 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,962,303	$5,929,706	$3,228,674	$—	$13,120,683
Income (loss) before income taxes	30,887	37,128	30,386	(23,225)	75,176
Annualized return on average interest earning assets (pre-tax)	1.56%	1.25%	1.88%	N/A	1.15%

Consumer Lending

Income before income taxes during the six months ended June 30, 2010 increased $92 thousand to $31.0 million, as compared with the six months ended June 30, 2009. The increase is primarily due to decreases in the provision for loan losses and internal transfer expenses both totaling $4.3 million, partially offset by decreases in net interest income and non-interest income. The provision for loan losses decreased $4.3 million to $7.4 million when compared to the prior year period mainly due to a lack of loan growth and decline in automobile loan charge-offs. The return on average interest earning assets before income taxes increased to 1.85 percent compared with 1.56 percent for the prior year period as the net interest rate spread increased by 27 basis points to 3.92 percent as a result of a sharp decline in our cost of funds as compared to the yield on average interest earning assets. Net interest income decreased $6.4 million to $65.8 million, compared to $72.2 million for the same period last year, as a $607.8 million decrease in average assets and a decrease in yield were only partially offset by the aforementioned decline in our cost of funds.

Commercial Lending

For the six months ended June 30, 2010, income before income taxes increased $7.6 million to $44.7 million compared with the prior year primarily due to a 49 basis point increase in the segment’s net interest spread and an increase in average balance, partially offset by $6.3 million increase in the provision for loan losses, a $3.5 million increase in internal transfer expense, and a $1.2 million increase in non-interest expense. The increase in net interest spread was mainly the result of a 44 basis point decrease in costs associated with our funding sources and a 5 basis point increase in interest yield. Net interest income increased $18.6 million, as a $199.4 million increase in average interest earning assets drove the aforementioned increase in interest yield. The return on average interest earning assets before income taxes was 1.46 percent compared with 1.25 percent for the prior year period.

Investment Management

For the six months ended June 30, 2010, income before income taxes decreased $3.1 million to $27.3 million compared with the same period of 2009 primarily due to a 64 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current low interest rate environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously diminishing the capital required for the portfolio. The return on average interest earning assets before income taxes decreased to

1.68 percent compared with 1.88 percent for the prior year period. Average investments increased $30.0 million to $3.3 billion, mainly due to the continued lack of loan demand during the first half of 2010 and our need to redeploy excess liquidity.

Corporate Segment

The loss before income taxes for the corporate segment decreased $6.9 million to $16.4 million for the six months ended June 30, 2010 compared with $23.2 million for the six months ended June 30, 2009. An increase in non-interest income was partly offset by an increase in non-interest expense. Non-interest income increased $8.4 million partly due to the negative impact of the change in the fair value of our junior subordinated debentures carried at fair value during the 2009 period. Non-interest expense increased $1.0 million mainly due to additional expenses related to the FDIC-assisted transactions.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempts to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominately focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities such as the level of lower yielding new residential mortgage originations retained in our mortgage portfolio through sales in the secondary market, change in product pricing levels, change in desired maturity levels for new originations, change in balance sheet composition levels as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2010. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2010. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2010. Although the size of Valley’s balance sheet is forecasted to remain constant as of June 30, 2010 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the second quarter of 2010. The model utilizes an immediate parallel shift in the market interest rates at June 30, 2010.

The following table reflects management’s expectations of the change in our net interest income over a one-year period in light of the aforementioned assumptions:

	Change in Net Interest Income Over One Year Horizon At June 30, 2010
Immediate Changes in Levels of Interest Rates	Dollar Change	Percentage Change
	($ in thousands)

+3.00%	$12,733	2.70%
+2.00%	6,534	1.39
+1.00%	(1,160)	(0.25)
-1.00%	(1,686)	(0.36)

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

During the second quarter of 2010, the asset sensitivity of our balance sheet declined from the prior linked quarter mainly due to lower levels of excess cash liquidity held for purposes of the expected redemptions of deposits assumed in the FDIC-assisted transactions. Consequently, as noted in the table above, our net interest income is projected to decrease under a scenario with an immediate parallel 100 basis point increase in the level of market interest rates. Under the same model, an immediate parallel 100 basis point decrease in the level of market interest rates is also projected to negatively impact our results over a one-year period. However, the likelihood of a 100 basis point decrease in interest rates from the levels as of June 30, 2010 is considered to be unlikely given the current interest rate levels.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At June 30, 2010, the Bank was in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $1.7 billion and $2.2 billion as of June 30, 2010 and December 31, 2009, respectively, representing 13.8 percent and 17.4 percent of earning assets, at June 30, 2010 and December 31, 2009, respectively. Of the $1.7 billion of liquid assets at June 30, 2010, approximately $1.5 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies.

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

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.3 billion for the second quarter of 2010 and $8.0 billion for the year ended December 31, 2009, representing 65.4 percent and 61.7 percent of average earning assets at June 30, 2010 and December 31, 2009, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During 2010, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of commercial and industrial loans. At June 30, 2010, our borrowing capacity under the Fed’s discount window was approximately $994 million.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings may include federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings decreased approximately $31.6 million to $184.5 million at June 30, 2010 compared to $216.1 million at December 31, 2009 primarily due to a $26.8 million decrease in customer repos mostly due to lower amount of funds swept from non-interest bearing and money market deposits. At June 30, 2010, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of June 30, 2010, we had approximately $1.8 billion, $1.1 billion, and $32.6 million in held to maturity, available for sale and trading securities, respectively. We recognized $3.7 million and $4.5 million in net gains on securities transactions during the three and six months ended June 30, 2010, respectively, mainly due to the sale of approximately $73.9 million and $307 million, respectively, of U.S. Treasury securities that were classified as available for sale during the three and six months ended June 30, 2010, respectively. Most of the sale proceeds were held on deposit with the Federal Reserve as a source of liquidity for potential redemptions of deposits assumed in our FDIC-assisted transactions during the first quarter of 2010 and then re-invested in similar duration U.S. government agency and residential mortgage-backed securities issued by Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled securities), common equity securities issued by banks, and bank issued corporate bonds may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank issuers of trust preferred securities may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and they continue to meet the definition of “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program.

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

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the current authoritative guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (i) whether we intend to sell the security, and (ii) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (i) the amount related to credit loss, and (ii) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. The amount of an additional other-than-temporary impairment related to credit losses recognized during the period, may be recorded as a reclassification adjustment from the accumulated other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows.

The investment grades in the table below reflect multiple third parties independent analysis of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each security and should not be viewed in isolation as a measure of the quality of our investment portfolio.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2010.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Held to maturity
Investment grades:*
AAA Rated	$1,117,570	$43,733	$(33)	$1,161,270
AA Rated	128,580	2,750	(120)	131,210
A Rated	120,220	6,562	(24)	126,758
BBB Rated	118,517	1,591	(10,929)	109,179
Non-investment grade	24,487	267	(1,386)	23,368
Not rated	306,123	99	(44,488)	261,734

Total investment securities held to maturity	$1,815,497	$55,002	$(56,980)	1,813,519

Available for sale
Investment grades:*
AAA Rated	$828,043	$46,392	$(1,308)	$873,127
AA Rated	35,809	1,371	(1,243)	35,937
A Rated	41,980	1,051	(10,783)	32,248
BBB Rated	57,589	58	(8,805)	48,842
Non-investment grade	119,944	276	(10,237)	109,983
Not rated	26,308	526	(3)	26,831

Total investment securities available for sale	$1,109,673	$49,674	$(32,379)	1,126,968

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $306.1 million in investments not rated by the rating agencies with aggregate unrealized losses of $44.5 million at June 30, 2010. The unrealized losses for this category relate mainly to 10 single-issuer bank trust preferred securities, of which $35.0 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory minimum requirements to be considered a “well-capitalized institution” as of June 30, 2010 (see the “Held to Maturity” section of Note 8 to the consolidated financial statements for further discussion of this bank issuer). Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory minimum requirements to be considered a “well-capitalized” financial institution.

Although the majority of these financial institutions were performing at June 30, 2010, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 8 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $119.9 million and $110.0 million, respectively, at June 30, 2010. The $10.2 million in unrealized losses for this category mainly relate to 7 private label mortgage-backed securities, 1 trust preferred security, and 2 pooled trust preferred securities, with $5.2 million, $2.5 million, and $2.4 million of unrealized losses, respectively. Approximately $6.7 million of unrealized losses relate to non-credit impairments (recognized in other comprehensive income, net of tax) previously impaired securities at June 30, 2010. See the following section below and Note 8 to the consolidated financial statements for further information on management’s assessment of potential or additional other-than-temporary impairment for these securities.

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

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Available for sale
Residential mortgage-backed securities	$2,049	$2,434	$2,265	$4,605
Trust preferred securities	—	—	2,377	—

Net impairment losses on securities recognized in earnings	$2,049	$2,434	$4,642	$4,605

During the three months ended June 30, 2010 and 2009, Valley recognized additional estimated credit losses totaling $2.0 million and $2.4 million, respectively, on previously impaired private label mortgage-backed securities. The impaired private label mortgage-backed securities consisted of three and four individual securities at June 30, 2010 and 2009, respectively, including two securities which incurred additional estimated credit losses in both periods.

For the six months ended June 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two pooled trust preferred securities. All of these securities, with the exception of one private label mortgage-backed security, were found to be initially impaired in prior periods. At June 30, 2010, the five private label mortgage-backed securities had a combined amortized cost of $57.6 million and fair value of $53.3 million, while the two impaired pooled trust preferred securities had a combined amortized cost and fair value of $6.2 million and $3.8 million, respectively, after all credit impairments.

In evaluating the range of likely future cash flows for each of the private label mortgage-backed securities, we applied security as well as market specific assumptions, based on the credit characteristics of each security to multiple cash flow models. Multiple present value cash flow analyses were utilized in determining future expected cash flows, in part due to the vast array of assumptions prevalent in the current market and used by market participants in valuing similar type securities. Under certain stress scenarios estimated future losses may arise. For the three securities in which we recorded an other-than-temporary impairment during the second quarter of 2010, the range of expected default rates, loss severities, prepayment speeds, loan-to-value ratios at origination and FICO scores used in modeling scenarios were generally as follows: a CDR of 1.8 percent to 13.4 percent, a loss severity rate of 38.8 percent to 59.1 percent, a CPR of 8.1 percent to 13.8 percent, weighted average loan to value ratios at origination of 64.0 percent to 71.8 percent, and an average FICO score of 709 to 742 at June 30, 2010. Each security’s cash flows were discounted at the security’s effective interest rate. Although we recognized other-than-temporary impairment charges on these securities, each security is currently performing in accordance with its contractual obligations.

We own three pooled trust preferred classified as available for sale securities, collateralized by securities principally issued by banks, with a combined amortized cost and fair value of $26.2 million and $21.4 million, respectively. Two of the three securities were previously impaired during 2008, 2009, and the first quarter of 2010. For the three months ended June 30, 2010, there were no additional credit losses recognized for the two previously impaired pooled trust preferred securities.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	($ in thousands)

Non-covered loans:
Commercial and industrial loans	$1,760,071	$1,765,431	$1,801,251	$1,804,822	$1,838,895
Mortgage:
Construction	437,115	433,999	440,046	446,662	479,294
Residential mortgage	1,911,466	1,893,279	1,943,249	2,011,532	2,061,244
Commercial real estate	3,444,169	3,483,378	3,500,419	3,473,628	3,399,560

Total mortgage loans	5,792,750	5,810,656	5,883,714	5,931,822	5,940,098
Consumer:
Home equity	545,607	553,951	566,303	575,332	585,722
Credit card	9,571	9,526	10,025	9,916	9,956
Automobile	866,313	934,118	1,029,958	1,114,070	1,165,159
Other consumer	71,338	70,988	78,820	75,451	78,547

Total consumer loans	1,492,829	1,568,583	1,685,106	1,774,769	1,839,384

Total non-covered loans	9,045,650	9,144,670	9,370,071	9,511,413	9,618,377

Covered loans	385,326	425,042	—	—	—

Total loans*	$9,430,976	$9,569,712	$9,370,071	$9,511,413	$9,618,377

As a percent of total loans:
Commercial and industrial loans	18.7%	18.4%	19.2%	19.0%	19.1%
Mortgage loans	61.4	60.7	62.8	62.4	61.8
Consumer loans	15.8	16.5	18.0	18.6	19.1
Covered loans	4.1	4.4	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $9.2 million, $8.6 million, $8.7 million, $7.8 million, and $8.1 million at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, respectively.

Non-covered Loans

Non-covered loans are loans not subject to loss sharing agreements with the FDIC. During the quarter ended June 30, 2010, non-covered loans decreased $99.0 million to approximately $9.0 billion at June 30, 2010.

Total mortgage loans decreased $17.9 million from prior quarter, to approximately $5.8 billion at June 30, 2010. The decrease was mainly comprised of a decrease in commercial real estate loans of $39.2 million, partially offset by an $18.2 million increase in residential mortgage loans. Commercial real estate loans continued to decline during the first half of 2010 due to a lower volume of quality new loan opportunities as compared to all four quarters of 2009 where we benefited from dislocation in the marketplace. The residential mortgage loan portfolio increased by almost four percent on an annualized basis during the second quarter of 2010, as we reduced our secondary market sales of most refinanced loans and new loan originations and retained fixed mortgage loans meeting certain collateral and interest rate levels.

The consumer loan portfolio decreased $75.8 million or 19.3 percent on an annualized basis, to approximately $1.5 billion at June 30, 2010 primarily due to the declines in the automobile and home equity loan portfolios of $67.8 million and $8.3 million, respectively, as compared to the prior quarter. Our automobile loan portfolio continues to decline quarter over quarter mainly due to a decrease in auto sales caused by the level of unemployment and a cautious economic outlook by prospective auto buyers, an increase in interest rate competition from other institutions, and Valley’s current auto loan underwriting standards, which are higher than its normal historically conservative standards, in light of the weak economy. Home equity loans also continue to decline primarily as a by-product of high volumes of refinanced residential mortgage loans resulting from the historically low level of interest rates.

Covered Loans

Loans for which Valley National Bank will share losses with the FDIC are referred to as “covered loans”. Covered loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of FDIC-assisted transactions during the first quarter of 2010 amounted to $385.3 million at June 30, 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans. Fair value of the covered loans includes estimates of credit losses as of the acquisition dates. Our estimate of acquisition date credit losses increased during the second quarter as additional information, which existed at the acquisition date, became available to us resulting in a large portion of the quarter over quarter decline in covered loans, as well as the increases in both the FDIC loss-share receivable and goodwill at June 30, 2010 as compared to March 31, 2010.

We may experience further declines in the loan portfolio during 2010 due to a slow economic recovery cycle, increased competition for quality borrowers, or a change in asset/liability management strategy.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of automobiles, as well as two aircraft at June 30, 2010. Non-accrual loans exclude covered loans that are accounted for on a pool basis and are considered to be performing. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio even though they have increased steadily since the second quarter of 2009, as shown in the table below and may continue to increase in relation to the U.S. economy.

The following table sets forth non-performing assets and accruing past due non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	($ in thousands)

Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$14,262	$14,633	$11,949	$11,552	$13,227
Construction	5,810	12,747	1,834	—	8,823
Residential mortgage	8,421	9,659	12,462	11,425	16,939
Commercial real estate	6,001	11,365	4,539	11,659	6,702
Consumer	17,088	16,302	22,835	20,883	20,087

Total 30 to 89 days past due	51,582	64,706	53,619	55,519	65,778

90 or more days past due:
Commercial and industrial	502	501	2,191	2,329	1,808
Construction	1,507	—	—	2,795	2,069
Residential mortgage	1,676	1,331	1,421	13,034	10,463
Commercial real estate	1,608	1,039	250	2,563	3,055
Consumer	786	1,180	1,263	2,373	2,128

Total 90 or more days past due	6,079	4,051	5,125	23,094	19,523

Total accruing past due loans	$57,661	$68,757	$58,744	$78,613	$85,301

Non-accrual loans:(1)
Commercial and industrial	$16,240	$12,559	$17,424	$18,375	$18,663
Construction	28,581	23,975	19,905	19,093	7,958
Residential mortgage	25,916	24,053	22,922	13,599	10,119
Commercial real estate	30,798	28,869	29,844	22,191	20,388
Consumer	1,975	2,140	1,869	787	603

Total non-accrual loans	103,510	91,596	91,964	74,045	57,731

Other real estate owned (2)	4,633	4,534	3,869	3,816	4,993
Other repossessed assets	1,666	2,554	2,565	4,931	3,699

Total non-performing assets (“NPAs”)	$109,809	$98,684	$98,398	$82,792	$66,423

Troubled debt restructured loans	$47,959	$3,575	$19,072	$19,406	$21,954
Total non-accrual loans as a % of loans	1.10%	0.96%	0.98%	0.78%	0.60%
Total NPAs as a % of loans and NPAs	1.15	1.02	1.04	0.86	0.69
Total accruing past due and non-accrual loans as a % of loans	1.71	1.68	1.61	1.60	1.49
Allowance for loan losses as a % of non-accrual loans	106.89	112.98	110.90	139.71	174.54

(1)

Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. Fair value of these loans as of acquisition includes estimates of credit losses. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(2)

This table excludes other real estate owned that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. Other real estate owned related to the FDIC-assisted transactions, which totaled $12.6 million at June 30, 2010, is subject to the loss-sharing agreements with the FDIC.

Total non-performing assets (“NPAs”), consisting of non-accrual loans, OREO and other repossessed assets, totaled $109.8 million, or 1.15 percent of loans and NPAs at June 30, 2010 compared to $98.7 million, or 1.02 percent of loans and NPAs at March 31, 2010. Non-accrual loans increased to $103.5 million at June 30, 2010 as compared to $91.6 million at March 31, 2010. Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and, largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $113.6 million at June 30, 2010 and had $12.8 million in related specific reserves included in our total allowance for loan losses. OREO and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $6.3 million at June 30, 2010 as compared to $7.1 million at March 31, 2010.

Loans past due 90 days or more and still accruing increased to $6.1 million, or 0.06 percent of total loans at June 30, 2010 compared to $4.1 million, or 0.04 percent at March 31, 2010 primarily due to the addition of two construction loans with a combined total of $1.5 million within this delinquency category.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or as non-accrual loans, are restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case by case basis. However, we typically lower the monthly payments on such loans through either a reduction in interest rate, an extension of the maturity date, or combination of these two items. At June 30, 2010, accruing troubled debt restructured loans, that are performing with accordance with their modified terms, consisted of 17 loans (primarily in the commercial and industrial loan and commercial real estate loan categories) totaling $48.0 million as compared to 6 commercial and industrial loans totaling $3.6 million at March 31, 2010. On an aggregate basis, the $48.0 million in restructured loans at June 30, 2010 had a weighted average modified interest rate of approximately 4.66 percent.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and credit commitments. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new products and markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken into consideration.

As previously disclosed in our critical accounting policies in this MD&A and the risk factors in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2009, the OCC may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors largely beyond our control, including the view of the OCC toward loan classifications, performance of the loan portfolio, and the economy.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods and on the dates indicated. The fair value of covered loans as of the acquisition includes estimates of credit losses. Therefore, the allowance for credit losses does not reflect any valuation allowances for covered loans.

	Three Months Ended			Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	($ in thousands)

Average loans outstanding	$9,544,364	$9,422,162	$9,770,280	$9,483,601	$9,892,009

Beginning balance - Allowance for credit losses	$105,283	$103,655	$97,477	$103,655	$94,738

Loans charged-off:
Commercial and industrial	(1,978)	(8,681)	(4,548)	(10,659)	(6,584)
Construction	—	(419)	—	(419)	—
Residential mortgage	(1,632)	(535)	(450)	(2,167)	(749)
Commercial real estate	(760)	(656)	60	(1,416)	(125)
Consumer	(2,515)	(3,873)	(4,264)	(6,388)	(9,785)

	(6,885)	(14,164)	(9,202)	(21,049)	(17,243)

Charged-off loans recovered:
Commercial and industrial	768	2,362	74	3,130	126
Construction	—	—	—	—	—
Residential mortgage	47	5	3	52	12
Commercial real estate	26	94	15	120	30
Consumer	827	720	886	1,547	1,609

	1,668	3,181	978	4,849	1,777

Net charge-offs	(5,217)	(10,983)	(8,224)	(16,200)	(15,466)
Provision charged for credit losses	12,438	12,611	13,064	25,049	23,045

Ending balance - Allowance for credit losses	$112,504	$105,283	$102,317	$112,504	$102,317

Components of allowance for credit losses:
Allowance for loan losses	$110,645	$103,486	$100,761	$110,645	$100,761
Reserve for unfunded letters of credit	1,859	1,797	1,556	1,859	1,556

Allowance for credit losses	$112,504	$105,283	$102,317	$112,504	$102,317

Components of provision for credit losses:
Provision for loan losses	$12,376	$12,479	$13,072	$24,855	$22,982
Provision for unfunded letters of credit	62	132	(8)	194	63

Provision for credit losses	$12,438	$12,611	$13,064	$25,049	$23,045

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.47%	0.34%	0.34%	0.31%
Allowance for loan losses as a % of non-covered loans	1.22	1.13	1.05	1.22	1.05
Allowance for credit losses as a % of non-covered loans	1.24	1.15	1.06	1.24	1.06

Net loan charge-offs declined $5.8 million to $5.2 million for the three months ended June 30, 2010 compared with $11.0 million for three months ended March 31, 2010 and were $7.2 million lower than the provision for credit losses during the second quarter of 2010. During the second quarter of 2010, we experienced lower charge-offs within the commercial and industrial, and consumer loan portfolios, respectively, partially offset by higher residential mortgage loan charge-offs and a lower level of recoveries due to a $2.0 million recovery on one commercial and industrial loan in the first quarter of 2010.

The provision for credit losses totaled $12.4 million for the second quarter of 2010 as compared to $13.1 million for the second quarter of 2009. The provision for credit losses totaled $25.0 million for the six months ended June 30, 2010 as compared to $23.0 million for the comparable 2009 period. The provision for credit losses was $8.8 million higher than net charge-offs totaling $16.2 million for the six months ended June 30, 2010 and reflects the current level of loan delinquencies, the risk of further loan deterioration resulting from the current economic conditions, as well as other factors identified by management.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocations as a percentage of each non-covered loan category:

Allocation of Allowance for Credit Losses

	June 30, 2010		March 31, 2010		December 31, 2009
	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category
	($ in thousands)

Non-covered loan category:

Commercial and industrial loans *	$55,662	3.16%	$49,928	2.83%	$50,932	2.83%

Mortgage:
Construction	15,000	3.43	15,350	3.54	15,263	3.47
Residential mortgage	6,412	0.34	6,156	0.33	5,397	0.28
Commercial real estate	15,097	0.44	13,809	0.40	10,253	0.29

Total mortgage loans	36,509	0.63	35,315	0.61	30,913	0.53

Consumer:
Home equity	1,667	0.31	1,664	0.30	1,680	0.30
Other consumer	11,649	1.23	12,626	1.24	13,800	1.23

Total consumer loans	13,316	0.89	14,290	0.91	15,480	0.92

Unallocated	7,017	N/A	5,750	N/A	6,330	N/A

Total	$112,504	1.24	$105,283	1.15	$103,655	1.11

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses as a percentage of non-covered loans increased 9 basis points to 1.24 percent at June 30, 2010 as compared to 1.15 percent at March 31, 2010 and increased 13 basis points as compared to 1.11 percent at December 31, 2009. The quarter over quarter increase was mainly the result of an increase in our allocated reserves for the commercial and industrial loan portfolio. Our allocated reserves for the commercial and industrial loan portfolio increased $5.7 million or 33 basis points as a percentage of the commercial and industrial loan portfolio at June 30, 2010 as a result of a 19 basis point increase in commercial and industrial loan delinquencies, higher specific reserves on certain impaired loans, and a continued weak economic outlook.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2010 and December 31, 2009, shareholders’ equity totaled approximately $1.3 billion, or 9.0 percent and 8.8 percent of total assets, respectively. During the six months ended June 30, 2010, total shareholders’ equity moderately increased mainly due to net income of $60.4 million, a $7.1 million decrease in our accumulated other comprehensive loss, and 290 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $4.3 million, partially offset by cash dividends on common stock totaling $57.2 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at June 30, 2010 was a $10.8 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $2.0 million net unrealized gain, net of deferred tax at December 31, 2009. Also, included as a component of accumulated other comprehensive loss at June 30, 2010 was a charge of $18.6 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $5.0 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). In connection with the issuance of senior preferred shares, Valley issued a ten year warrant (issued on November 14, 2008) to purchase up to approximately 2.5 million of Valley common shares (at $17.77 per share, adjusted for the 5 percent stock dividend issued on May 21, 2010). After negotiation with the U.S. Treasury, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury sold the warrants through a public auction completed on May 24, 2010. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Valley did not receive any of the proceeds of the warrant offering and is no longer a participant in the TARP program.

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.3 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. During the six months ended June 30, 2010, Valley purchased 6 thousand shares of its outstanding common stock at an average price of $13.17 to facilitate the vesting of employee stock awards.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at June 30, 2010 and December 31, 2009.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			($ in thousands)

As of June 30, 2010
Total Risk-based Capital
Valley	$1,344,767	12.7%	$844,688	8.0%	$	N/A	N/A	%
Valley National Bank	1,272,178	12.1	843,282	8.0		1,054,103	10.0
Tier I Risk-based Capital
Valley	1,132,263	10.7	422,344	4.0		N/A	N/A
Valley National Bank	1,059,674	10.1	421,641	4.0		632,462	6.0
Tier I Leverage Capital
Valley	1,132,263	8.2	555,116	4.0		N/A	N/A
Valley National Bank	1,059,674	7.6	554,200	4.0		692,750	5.0

As of December 31, 2009
Total Risk-based Capital
Valley	$1,341,943	12.5%	$856,178	8.0%	$	N/A	N/A	%
Valley National Bank	1,231,429	11.5	854,648	8.0		1,068,310	10.0
Tier I Risk-based Capital
Valley	1,138,288	10.6	428,089	4.0		N/A	N/A
Valley National Bank	1,027,774	9.6	427,324	4.0		640,986	6.0
Tier I Leverage Capital
Valley	1,138,288	8.1	559,483	4.0		N/A	N/A
Valley National Bank	1,027,774	7.4	558,367	4.0		697,959	5.0

Valley’s capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of June 30, 2010 and December 31, 2009. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. As discussed elsewhere in this MD&A, President Obama signed into law the Dodd-Frank Act on July 21, 2010. The Dodd-Frank Act imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier I capital for holding companies with consolidated assets of $15 billion or more. Holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier I capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier I capital at June 30, 2010. See Note 13 to the consolidated financial statements for additional information.

Book value per share was $7.88 and $7.80 at June 30, 2010 and December 31, 2009, respectively. Tangible book value per share amounted to $5.81 and $5.80 at June 30, 2010 and December 31, 2009, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)

Common shares outstanding	160,973,896	160,637,298

Shareholders’ equity	$1,268,667	$1,252,854
Less: Goodwill and other intangible assets	333,836	320,729

Tangible shareholders’ equity	$934,831	$932,125

Tangible book value per common share	$5.81	$5.80

Book value per share	$7.88	$7.80

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 3.8 percent for the six months ended June 30, 2010, but was negatively impacted by net trading losses caused primarily by non-cash mark to market losses on the fair value of junior subordinated debentures and net impairment losses on securities. While we expect that our rate of earnings retention will improve in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued recessionary economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.36 per common share for both the six months ended June 30, 2010 and 2009. The Board continued the cash dividend unchanged during the second quarter of 2010 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 in the MD&A section – “Off-Balance Sheet Arrangements”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 53 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

As previously disclosed in the risk factors included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009, market reform efforts may result in our businesses becoming subject to extensive and pervasive additional regulations. On July 21, 2010, many of the reform efforts were signed into law by the President as the Dodd-Frank Act. The Dodd-Frank Act implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Valley and the Bank.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Bureau will also have exclusive supervision over our consumer compliance examinations, replacing our current examinations by the Comptroller of the Currency in this area. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt State consumer protection laws applicable to national banks, such as the Bank, and may affect the preemption of State laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier I capital but we will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking, we are uncertain as to the impact that some of the provisions will have on Valley and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

Regulatory changes may reduce our fee income.

On July 6, 2010 final rules implemented by the Federal Reserve took effect which impose overdraft and interchange fee restrictions and will likely reduce our non-interest income. The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. While we expect that these changes will likely reduce our non-interest income, we cannot quantify the impact of this regulatory change until our customers determine whether to “opt in” to our standard overdraft practice.

Loans acquired in the FDIC-assisted transactions may not be covered by the loss-sharing agreements if the FDIC determines that we have not adequately managed these agreements.

Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

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

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., entering into loss sharing arrangements. However, because such transactions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected. Furthermore, mergers and acquisitions involve a number of risks and challenges, including:

•	Potential exposure to asset quality issues or unknown contingent liabilities of the banks, assets and liabilities we acquire;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches;

•	Our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio; and

•	To finance an acquisition we may borrow funds or raise additional capital, which could diminish our liquidity or dilute the interests of our existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities by the issuer or affiliated purchasers during the three months ended June 30, 2010.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.     Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

B.     By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File*, **

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: August 6, 2010	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: August 6, 2010	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer