Form 10-Q
period 2010-09-30
VALLEY NATIONAL BANCORP
filed 2010-11-08
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 161,285,668 shares were outstanding as of November 4, 2010.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except for share data)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$256,194	$305,678
Interest bearing deposits with banks	4,677	355,659
Investment securities:
Held to maturity, fair value of $1,766,179 at September 30, 2010 and $1,548,006 at December 31, 2009	1,776,856	1,584,388
Available for sale	1,089,603	1,352,481
Trading securities	32,088	32,950

Total investment securities	2,898,547	2,969,819

Loans held for sale (includes fair value of $25,293 at September 30, 2010 and $25,492 at December 31, 2009 for loans originated for sale)	108,455	25,492

Non-covered loans	9,054,661	9,370,071
Less: Allowance for loan losses	(113,786)	(101,990)
Covered loans	377,036	—

Net loans	9,317,911	9,268,081

Premises and equipment, net	265,661	266,401
Bank owned life insurance	307,709	304,031
Accrued interest receivable	61,643	56,245
Due from customers on acceptances outstanding	6,023	6,985
FDIC loss-share receivable	109,682	—
Goodwill	315,975	296,424
Other intangible assets, net	21,456	24,305
Other assets	413,678	405,033

Total Assets	$14,087,611	$14,284,153

Liabilities
Deposits:
Non-interest bearing	$2,461,532	$2,420,006
Interest bearing:
Savings, NOW and money market	4,131,273	4,044,912
Time	2,675,898	3,082,367

Total deposits	9,268,703	9,547,285

Short-term borrowings	331,265	216,147
Long-term borrowings	2,884,547	2,946,320
Junior subordinated debentures issued to capital trusts (includes fair value of $159,850 at September 30, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	185,055	181,150
Bank acceptances outstanding	6,023	6,985
Accrued expenses and other liabilities	133,999	133,412

Total Liabilities	12,809,592	13,031,299

Shareholders’ Equity*
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 210,451,912 shares; issued 162,058,055 shares at September 30, 2010 and 162,042,502 shares at December 31, 2009	57,067	54,293
Surplus	1,178,720	1,178,992
Retained earnings	74,733	73,592
Accumulated other comprehensive loss	(9,843)	(19,816)
Treasury stock, at cost (934,651 common shares at September 30, 2010 and 1,405,204 common shares at December 31, 2009)	(22,658)	(34,207)

Total Shareholders’ Equity	1,278,019	1,252,854

Total Liabilities and Shareholders’ Equity	$14,087,611	$14,284,153

*	Share data reflects the five percent common stock dividend issued on May 21, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$137,742	$139,506	$409,531	$424,719
Interest and dividends on investment securities:
Taxable	28,361	32,670	88,861	102,162
Tax-exempt	2,743	2,414	7,886	7,175
Dividends	1,679	2,493	5,153	6,475
Interest on federal funds sold and other short-term investments	61	198	291	646

Total interest income	170,586	177,281	511,722	541,177

Interest Expense
Interest on deposits:
Savings, NOW, and money market	4,711	6,638	14,384	18,321
Time	13,233	19,833	43,551	76,118
Interest on short-term borrowings	334	487	995	3,617
Interest on long-term borrowings and junior subordinated debentures	34,574	35,255	103,181	105,376

Total interest expense	52,852	62,213	162,111	203,432

Net Interest Income	117,734	115,068	349,611	337,745
Provision for credit losses	9,308	12,722	34,357	35,767

Net Interest Income After Provision for Credit Losses	108,426	102,346	315,254	301,978

Non-Interest Income
Trust and investment services	1,930	1,811	5,752	5,048
Insurance commissions	2,561	2,504	8,417	8,074
Service charges on deposit accounts	6,562	6,871	19,487	20,071
Gains (losses) on securities transactions, net	112	(5)	4,631	246
Other-than-temporary impairment losses on securities	—	—	(1,393)	(5,905)
Portion recognized in other comprehensive income (pre-tax)	—	(743)	(3,249)	557

Net impairment losses on securities recognized in earnings	—	(743)	(4,642)	(5,348)
Trading losses, net	(2,627)	(3,474)	(4,819)	(8,886)
Fees from loan servicing	1,187	1,216	3,634	3,585
Gains on sales of loans, net	1,548	2,699	5,087	7,275
Gains on sales of assets, net	78	128	382	477
Bank owned life insurance	1,697	1,421	5,008	4,189
Other	4,280	4,650	12,544	12,943

Total non-interest income	17,328	17,078	55,481	47,674

Non-Interest Expense
Salary and employee benefits expense	43,566	40,490	130,774	121,542
Net occupancy and equipment expense	15,241	14,452	47,270	44,347
FDIC insurance assessment	3,497	3,355	10,473	16,786
Amortization of other intangible assets	2,602	1,710	6,747	5,537
Professional and legal fees	2,460	2,056	7,192	6,295
Advertising	826	701	2,849	1,868
Other	10,755	11,128	31,969	32,569

Total non-interest expense	78,947	73,892	237,274	228,944

Income Before Income Taxes	46,807	45,532	133,461	120,708
Income tax expense	14,168	13,950	40,449	36,745

Net Income	32,639	31,582	93,012	83,963
Dividends on preferred stock and accretion	—	5,983	—	15,996

Net Income Available to Common Stockholders	$32,639	$25,599	$93,012	$67,967

Earnings Per Common Share*:
Basic	$0.20	$0.17	$0.58	$0.45
Diluted	0.20	0.17	0.58	0.45
Cash Dividends Declared per Common Share*	0.18	0.18	0.54	0.54
Weighted Average Number of Common Shares Outstanding*:
Basic	161,121,214	152,305,288	160,959,399	150,033,851
Diluted	161,122,351	152,305,671	160,960,742	150,034,407

*	Share data reflects the five percent common stock dividend issued on May 21, 2010.

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$93,012	$83,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,823	10,044
Stock-based compensation	2,697	3,118
Provision for credit losses	34,357	35,767
Net amortization of premiums and accretion of discounts on securities and borrowings	9,275	5,819
Amortization of other intangible assets	6,747	5,537
Gains on securities transactions, net	(4,631)	(246)
Net impairment losses on securities recognized in earnings	4,642	5,348
Proceeds from sales of loans held for sale	190,899	286,864
Gains on loans held for sale, net	(5,087)	(7,275)
Originations of loans held for sale	(185,613)	(289,265)
Gains on sales of assets, net	(382)	(477)
Net change in:
Trading securities	862	2,063
Fair value of borrowings carried at fair value	3,957	13,504
Cash surrender value of bank owned life insurance	(5,008)	(4,189)
Accrued interest receivable	2,610	(2,813)
Other assets	3,816	117,521
Accrued expenses and other liabilities	(20,684)	(161,298)

Net cash provided by operating activities	143,292	103,985

Cash flows from investing activities:
Net change in loans	245,245	606,826
Investment securities held to maturity:
Purchases	(616,986)	(774,440)
Maturities, calls and principal repayments	416,827	344,161
Investment securities available for sale:
Purchases	(275,884)	(283,842)
Sales	373,766	185,043
Maturities, calls and principal repayments	256,536	280,164
Death benefit proceeds received on bank owned life insurance	1,330	1,727
Proceeds from sales of real estate property and equipment	221	3,713
Purchases of real estate property and equipment	(10,799)	(23,461)
Cash and cash equivalents received in FDIC-assisted transactions	47,528	—

Net cash provided by investing activities	437,784	339,891

Cash flows from financing activities:
Net change in deposits	(932,782)	209,548
Net change in short-term borrowings	102,613	(440,912)
Repayments of long-term borrowings	(71,742)	(43,001)
Redemption of preferred stock	—	(200,000)
Dividends paid to preferred shareholder	—	(11,202)
Dividends paid to common shareholders	(86,188)	(80,948)
Common stock issued, net	6,557	74,050

Net cash used in financing activities	(981,542)	(492,465)

Net change in cash and cash equivalents	(400,466)	(48,589)
Cash and cash equivalents at beginning of period	661,337	580,507

Cash and cash equivalents at end of period	$260,871	$531,918

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$164,658	$228,196
Federal and state income taxes	48,311	43,921
Loans transferred to loans held for sale	83,162	—

Supplemental schedule of non-cash investing activities:
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	73,743	—
Covered loans	412,331	—
Premises and equipment	123	—
Accrued interest receivable	2,788	—
Goodwill	19,497	—
Other intangible assets	1,560	—
FDIC loss-share receivable	108,000	—
Other assets	22,558	—

Total non-cash assets acquired	640,600	—

Liabilities assumed:
Deposits
Non-interest bearing	176,124	—
Savings, NOW and money market	2,934	—
Time	475,142	—

Total deposits	654,200	—

Short-term borrowings	12,505	—
Long-term borrowings	10,742	—
Accrued expenses and other liabilities	10,681	—

Total liabilities assumed	688,128	—

Net non-cash assets acquired	$(47,528)	$—

Cash and cash equivalents received in FDIC-assisted transactions	$47,528	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Earnings Per Common Share

The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for share data)

Net income	$32,639	$31,582	$93,012	$83,963
Dividends on preferred stock and accretion	—	5,983	—	15,996

Net income available to common stockholders	$32,639	$25,599	$93,012	$67,967

Basic weighted-average number of common shares outstanding	161,121,214	152,305,288	160,959,399	150,033,851
Plus: Common stock equivalents	1,137	383	1,343	556

Diluted weighted-average number of common shares outstanding	161,122,351	152,305,671	160,960,742	150,034,407

Earnings per common share:
Basic	$0.20	$0.17	$0.58	$0.45
Diluted	0.20	0.17	0.58	0.45

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants totaled approximately 6.8 million shares for both the three and nine months ended September 30, 2010, compared to 7.0 million shares for both the three and nine months ended September 30, 2009.

Note 3. Comprehensive Income

Valley’s components of other comprehensive income, net of deferred tax, include unrealized gains (losses) on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to certain securities during the period); unrealized gains (losses) on derivatives used in cash flow hedging relationships; and the unfunded portion of its various employee, officer and director pension plans.

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$32,639	$31,582	$93,012	$83,963

Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities available for sale	2,125	14,566	10,454	47,151
Net change in non-credit impairment losses on securities	878	390	1,537	(75)
Net pension benefits adjustment	253	196	759	633
Net change in unrealized gains and losses on derivatives used in cash flow hedging relationships	(577)	(652)	(3,337)	1,733
Less reclassification adjustment for gains and losses included in net income	205	412	560	1,815

Total other comprehensive income, net of tax	2,884	14,912	9,973	51,257

Total comprehensive income	$35,523	$46,494	$102,985	$135,220

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Business Combinations

FDIC-Assisted Transactions

On March 11, 2010, the Bank assumed all of the deposits and acquired certain assets of LibertyPointe Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $198.3 million in customer deposits and acquired $207.7 million in assets, including $140.6 million in loans. The loans acquired by the Bank principally consist of commercial real estate loans. This transaction resulted in $11.6 million of goodwill and generated $370 thousand in core deposit intangibles.

On March 12, 2010, the Bank assumed all of the deposits, excluding brokered deposits, borrowings, and acquired certain assets of The Park Avenue Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $455.9 million in customer deposits and acquired $480.5 million in assets, including $271.8 million in loans. The loans acquired by the Bank principally consist of commercial and industrial loans, and commercial real estate loans. This transaction resulted in $7.9 million of goodwill and generated $1.2 million in core deposit intangibles.

The Bank and the FDIC will share in the losses on loans and real estate owned as a part of the loss-sharing agreements entered into by the Bank with the FDIC for both transactions. Under the terms of the loss-sharing agreement for the LibertyPointe Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets up to $55.0 million, after the Bank absorbs such losses up to the first loss tranche of $11.7 million, and 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement for The Park Avenue Bank transaction, the FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. The Bank will reimburse the FDIC for 80 percent of recoveries with respect to losses for which the FDIC paid the Bank 80 percent reimbursement under the loss-sharing agreements, and for 95 percent of recoveries with respect to losses for which the FDIC paid the Bank 95 percent reimbursement under the loss-sharing agreements.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth assets acquired and liabilities assumed in the FDIC-assisted transactions, at their estimated fair values as of the closing dates of each transaction:

	March 11, 2010	March 12, 2010
	LibertyPointe Bank	Park Avenue Bank
	(in thousands)
Assets acquired:
Cash and cash equivalents	$18,269	$29,259
Investment securities available for sale	5,014	68,729
Covered loans	140,570	271,761
Premises and equipment	—	123
Accrued interest receivable	525	2,263
Goodwill	11,625	7,872
Other intangible assets	370	1,190
FDIC loss-share receivable	29,000	79,000
Other assets	2,284	20,274

Total assets acquired	$207,657	$480,471

Liabilities assumed:
Deposits:
Non-interest bearing	$34,349	$141,775
Savings, NOW and money market	592	2,342
Time	163,362	311,780

Total deposits	198,303	455,897

Short-term borrowings	—	12,505
Long-term borrowings	—	10,742
Accrued expenses and other liabilities	9,354	1,327

Total liabilities assumed	$207,657	$480,471

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the second and third quarters of 2010, the estimated fair values of the acquired assets and liabilities as of the acquisition dates were adjusted as a result of additional information obtained related to the fair value of the loans and unfunded loan commitments acquired and, on a combined basis, resulted in increases in goodwill, the FDIC loss-share receivable and other liabilities, and a decrease in covered loans. The fair value estimates are subject to change for up to one year after the closing dates of the transactions as additional information relative to fair values as of the acquisition date becomes available.

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

Investment securities available for sale. The estimated fair values of the investment securities available for sale were calculated utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.

Covered loans. The acquired loan portfolios were segregated into categories for valuation purposes primarily based on loan type (commercial, mortgage, or consumer) and payment status (performing or non-performing). The estimated fair

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Deposits. The fair values of deposit liabilities with no stated maturity (i.e., savings, NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

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

Note 5. New Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets,” (i) enhances reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets, (ii) eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets, and (iii) requires additional disclosures about all continuing involvements with transferred financial assets including information about

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

gains and losses resulting from transfers during the period. The new guidance under Accounting Standards Codification (“ASC”) Topic 860 was effective on January 1, 2010. The adoption of this guidance did not have a material impact on Valley’s consolidated financial statements.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Valley beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. The applicable new disclosures have been included in Note 6.

ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the EITF that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 became effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 beginning in the third quarter of 2010. The new guidance did not have a material impact on Valley’s consolidated financial statements. See Note 7 for more information regarding Valley’s covered loans accounted for in accordance with ASC Subtopic 310-30.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU 2010-20 are only disclosure related, our adoption of this guidance will not have an impact on our consolidated financial statements.

Note 6. Fair Value Measurement of Assets and Liabilities

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$164,465	$164,465	$—	$—
U.S. government agency securities	37,473	—	37,473	—
Obligations of states and political subdivisions	33,157	—	33,157	—
Residential mortgage-backed securities	713,536	—	610,160	103,376
Trust preferred securities	40,529	19,880	509	20,140
Corporate and other debt securities	54,035	42,505	—	11,530
Equity securities	46,408	27,789	10,327	8,292

Total available for sale	1,089,603	254,639	691,626	143,338

Trading securities	32,088	—	10,123	21,965
Loans held for sale (1)	25,293	—	25,293	—
Other assets (2)	1,135	—	1,135	—

Total assets	$1,148,119	$254,639	$728,177	$165,303

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$159,850	$159,850	$—	$—
Other liabilities (2)	1,937	—	1,937	—

Total liabilities	$161,787	$159,850	$1,937	$—

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Investment securities:
Available for Sale
U.S. Treasury securities	$276,285	$276,285	$—	$—
Obligations of states and political subdivisions	33,411	—	33,411	—
Residential mortgage-backed securities	940,505	—	820,652	119,853
Trust preferred securities	36,412	16,320	—	20,092
Corporate and other debt securities	19,042	—	10,868	8,174
Equity securities	46,826	28,098	10,235	8,493

Total available for sale	1,352,481	320,703	875,166	156,612

Trading securities	32,950	—	—	32,950
Loans held for sale (1)	25,492	—	25,492	—
Other assets (2)	7,124	—	7,124	—

Total assets	$1,418,047	$320,703	$907,782	$189,562

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$155,893	$155,893	$—	$—
Other liabilities (2)	1,018	—	1,018	—

Total liabilities	$156,911	$155,893	$1,018	$—

(1)	Loans held for sale that are carried at fair value consist of residential mortgages with contractual unpaid principal balances totaling approximately $24.4 million and $25.3 million at September 30, 2010 and December 31, 2009, respectively. These loans are classified as held for sale at the time of origination.
(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at both September 30, 2010 and December 31, 2009.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009 are summarized below:

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$22,814		$142,745		$32,950		$156,612
Transfers out of Level 3 (1)	—		—		(10,567)		(1,384)
Total net (losses) gains for the period included in:
Net income	(849)		—		(418)		—
Other comprehensive income	—		3,261		—		4,180
Purchases, sales and settlements	—		(2,668)		—		(16,070)

Balance, end of the period	$21,965		$143,338		$21,965		$143,338

Net unrealized losses included in net income for the period relating to assets held at September 30, 2010 (2)	$(849	)(3)	$—	(4)	$(418	)(3)	$(4,642	)(4)

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)

Balance, beginning of the period	$32,821		$122,540		$—		$—
Transfers into Level 3 (1)	—		34,329		34,236		149,672
Total net (losses) gains for the period included in:
Net income	(648)		—		3,637		—
Other comprehensive income	—		3,677		—		22,170
Sales and settlements	—		(4,920)		(5,700)		(16,216)

Balance, end of the period	$32,173		$155,626		$32,173		$155,626

Net unrealized (losses) gains included in net income for the period relating to assets held at September 30, 2009 (2)	$(648	)(3)	$(743	)(4)	$3,615	(3)	$(5,348	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During the second quarter of 2010, two trust preferred securities totaling $12.0 million with the same issuer, one classified as trading and one classified as available for sale, were transferred out of Level 3 assets to Level 1 assets due to newly available exchange quoted prices in active markets for these securities. During the third quarter of 2010, the same two securities were transferred out of Level 1 to Level 2 due to lower trading volumes and no exchange quoted prices at September 30, 2010.

Five corporate debt securities with a combined fair value of $32.7 million at September 30, 2010 were transferred from Level 2 to Level 1 assets during the nine months ended September 30, 2010 due to newly available exchange quoted prices in active markets for these securities.

The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All the valuation techniques described below apply to the unpaid principal balance excluding any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For available for sale private label mortgage-backed securities, cash flow assumptions incorporated independent third party market participant data based on vintage year for each security. The discount rate utilized in determining the present value of cash flows for the mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security. The estimated cash flows for each private label mortgage-backed security were then discounted at the aforementioned effective rate to determine the fair value. The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2010 and December 31, 2009 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to the Trust have identical financial terms (see Note 13 for details) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at September 30, 2010 and December 31, 2009.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swap are determined using third party prices that are based on discounted cash flow analyses. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swap is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2010 and December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis, including other real estate owned and other repossessed assets (upon initial recognition or subsequent impairment), goodwill measured at fair value in the second step of a goodwill impairment test, and loan servicing rights, core deposits, other intangible assets, and other long-lived assets measured at fair value for impairment assessment.

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

As of September 30, 2010
Collateral dependent impaired loans (1)	$56,084	$—	$—	$56,084
Loan servicing rights	9,526	—	—	9,526
Foreclosed assets (2)	19,081	—	—	19,081

As of December 31, 2009
Collateral dependent impaired loans	$22,484	$—	$—	$22,484
Loan servicing rights	11,110	—	—	11,110
Foreclosed assets	6,434	—	—	6,434

(1)	Excludes pooled covered loans acquired in the FDIC-assisted transactions.
(2)	Includes other real estate owned totaling $12.5 million related to the FDIC-assisted transactions, which is subject to loss-sharing agreements with the FDIC.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. During the nine months ended September 30, 2010, collateral dependent

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct loan charge-offs to the allowance for loan losses totaled $1.5 million and $7.3 million for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $59.1 million were reduced by specific valuation allowance allocations totaling $3.0 million to a reported fair value of $56.1 million.

Loan servicing rights. Fair values for each risk-stratified group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. During the nine months ended September 30, 2010, net impairment charges of $1.5 million were recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. The loan servicing rights had a $9.5 million carrying value, net of a $2.1 million valuation allowance at September 30, 2010.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the nine months ended September 30, 2010, foreclosed assets measured at fair value upon initial recognition totaled $9.3 million. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $1.8 million and $5.5 million for the three and nine months ended September 30, 2010, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2010 and 2009:

		Gains (Losses) on Change in Fair Value
Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
		(in thousands)

Assets:
Available for sale securities	Net impairment losses on securities	$—	$(743)	$(4,642)	$(5,348)
Trading securities	Trading losses, net	(517)	(648)	(862)	4,618
Loans held for sale	Gains on sales of loans, net	1,548	2,699	5,087	7,275

Liabilities:
Junior subordinated debentures issued to capital trusts	Trading losses, net	(2,110)	(2,826)	(3,957)	(13,504)

		$(1,079)	$(1,518)	$(4,374)	$(6,959)

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or a non-recurring basis.

The fair value estimates presented in the following table were based on pertinent market data and relevant information on the financial instruments available as of the valuation date. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portfolio of financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amounts and estimated fair values of financial instruments were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$256,194	$256,194	$305,678	$305,678
Interest bearing deposits with banks	4,677	4,677	355,659	355,659
Investment securities held to maturity	1,776,856	1,766,179	1,584,388	1,548,006
Investment securities available for sale	1,089,603	1,089,603	1,352,481	1,352,481
Trading securities	32,088	32,088	32,950	32,950
Loans held for sale (carrying amount includes fair value of $25,293 at September 30, 2010 and $25,492 at December 31, 2009 for loans originated for sale)	108,455	110,950	25,492	25,492
Net loans	9,317,911	9,168,310	9,268,081	9,233,493
Accrued interest receivable	61,643	61,643	56,245	56,245
Federal Reserve Bank and Federal Home Loan Bank stock	142,073	142,073	139,911	139,911
Other assets*	1,135	1,135	7,124	7,124

Financial liabilities:
Deposits without stated maturities	6,592,805	6,592,805	6,464,918	6,464,918
Deposits with stated maturities	2,675,898	2,730,204	3,082,367	3,135,611
Short-term borrowings	331,265	332,615	216,147	206,296
Long-term borrowings	2,884,547	3,384,044	2,946,320	3,115,285
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $159,850 at September 30, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	185,055	185,518	181,150	180,639
Accrued interest payable	4,836	4,836	7,081	7,081
Other liabilities*	1,937	1,937	1,018	1,018

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at September 30, 2010 and December 31, 2009.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or a non-recurring basis:

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Loans. Fair values of loans and loans transferred to loans held for sale are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans. See Note 4 for details regarding the fair value measurement of covered loans.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Loans

The details of the loan portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)

Non-covered loans:
Commercial and industrial	$1,824,014	$1,801,251

Mortgage:
Construction	440,929	440,046
Residential mortgage	1,890,439	1,943,249
Commercial real estate	3,406,089	3,500,419

Total mortgage loans	5,737,457	5,883,714

Consumer:
Home equity	531,168	566,303
Credit card	9,462	10,025
Automobile	877,298	1,029,958
Other consumer	75,262	78,820

Total consumer loans	1,493,190	1,685,106

Total non-covered loans	9,054,661	9,370,071

Covered loans:
Commercial and industrial	46,953	—
Mortgage	330,013	—
Consumer	70	—

Total covered loans	377,036	—

Total loans	$9,431,697	$9,370,071

FDIC loss-share receivable related to covered loans and foreclosed assets	$109,682	$—

Total non-covered loans are net of unearned discount and deferred loan fees totaling $9.0 million and $8.7 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, covered loans had outstanding contractual principal balances totaling approximately $473.7 million.

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans in each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Such increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life, while decreases in expected cash flows are recognized as impairment through the allowance for loan losses. There were no material increases or decreases in the expected cash flows of covered loans in each of the pools during the nine months ended September 30, 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents information regarding the combined preliminary estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the covered loans acquired in the LibertyPointe Bank and The Park Avenue Bank transactions, as of the closing dates for those transactions:

(in thousands)
Contractually required principal and interest	$625,978
Contractual cash flows not expected to be collected (non-accretable difference)	(143,988)

Expected cash flows to be collected	481,990
Interest component of expected cash flows (accretable yield)	(69,659)

Fair value of covered loans	$412,331

Changes in the accretable yield for covered loans were as follows for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
(in thousands)
Balance, at acquisition date	$69,659
Accretion	(15,437)

Balance, end of the period	$54,222

Asset Quality

The covered loans acquired from the FDIC were aggregated into pools based on common risk characteristics in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing. Management’s judgment is required in reclassifying loans subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The tables below exclude covered loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank transactions during the first quarter of 2010. These loans are accounted for on a pool basis, and the pools are considered to be performing.

The outstanding balances of loans that are 90 days or more past due as to principal or interest payments and still accruing, non-performing assets, and troubled debt restructured loans at September 30, 2010 and December 31, 2009 were as follows:

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands)

Loans past due in excess of 90 days and still accruing	$4,367	$5,125

Non-accrual loans	$105,602	$91,964
Other real estate owned*	4,698	3,869
Other repossessed assets	1,849	2,565

Total non-performing assets	$112,149	$98,398

Troubled debt restructured loans:
Commercial and industrial	$16,077	$18,973
Construction	10,386	—
Commercial real estate	6,976	—
Residential mortgage	14,735	—
Home equity	55	99

Total troubled debt restructured loans	$48,229	$19,072

*	At September 30, 2010, other real estate owned (“OREO”) excludes $12.5 million of OREO that is related to the FDIC-assisted transactions, which is subject to the loss-sharing agreements with the FDIC.

Information about impaired loans as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010	December 31, 2009
	(in thousands)

Impaired loans for which there was a specific related allowance for loan losses	$77,152	$45,986
Impaired loans without a specific related allowance for loan losses	38,160	28,554

Total impaired loans	$115,312	$74,540

Related allowance for loan losses	$13,966	$7,314

The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Allowance for credit losses
Beginning balance	$112,504	$102,317	$103,655	$94,738

Loans charged-off	(6,864)	(10,811)	(27,913)	(28,054)
Charged-off loans recovered	767	826	5,616	2,603

Net charge-offs	(6,097)	(9,985)	(22,297)	(25,451)
Provision charged for credit losses	9,308	12,722	34,357	35,767

Ending balance	$115,715	$105,054	$115,715	$105,054

Components of allowance for credit losses:
Allowance for loan losses	$113,786	$103,446	$113,786	$103,446
Reserve for unfunded letters of credit	1,929	1,608	1,929	1,608

Allowance for credit losses	$115,715	$105,054	$115,715	$105,054

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Investment Securities

As of September 30, 2010, Valley had approximately $1.8 billion, $1.1 billion, and $32.1 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and their capital ratios are at or above the minimum amounts to be considered “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

September 30, 2010
Obligations of states and political subdivisions	$389,023	$8,205	$(3)	$397,225
Residential mortgage-backed securities	1,053,291	34,725	(148)	1,087,868
Trust preferred securities	281,847	8,782	(63,734)	226,895
Corporate and other debt securities	52,695	1,948	(452)	54,191

Total investment securities held to maturity	$1,776,856	$53,660	$(64,337)	$1,766,179

December 31, 2009
Obligations of states and political subdivisions	$313,360	$3,430	$(227)	$316,563
Residential mortgage-backed securities	936,385	17,970	(413)	953,942
Trust preferred securities	281,836	3,832	(59,516)	226,152
Corporate and other debt securities	52,807	907	(2,365)	51,349

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The age of unrealized losses and fair value of related securities held to maturity at September 30, 2010 and December 31, 2009 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

September 30, 2010
Obligations of states and political subdivisions	$1,028	$(2)	$105	$(1)	$1,133	$(3)
Residential mortgage-backed securities	70,506	(148)	—	—	70,506	(148)
Trust preferred securities	1,730	(274)	91,130	(63,460)	92,860	(63,734)
Corporate and other debt securities	—	—	8,521	(452)	8,521	(452)

Total	$73,264	$(424)	$99,756	$(63,913)	$173,020	$(64,337)

December 31, 2009
Obligations of states and political subdivisions	$42,507	$(219)	$1,305	$(8)	$43,812	$(227)
Residential mortgage-backed securities	120,101	(404)	2,450	(9)	122,551	(413)
Trust preferred securities	10,702	(89)	121,197	(59,427)	131,899	(59,516)
Corporate and other debt securities	7,206	(338)	17,926	(2,027)	25,132	(2,365)

Total	$180,516	$(1,050)	$142,878	$(61,471)	$323,394	$(62,521)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at September 30, 2010 was 28 as compared to 79 at December 31, 2009.

At September 30, 2010, the unrealized losses reported for trust preferred securities relate to 18 single-issuer securities, mainly issued by bank holding companies. Of the 18 trust preferred securities, 6 were investment grade, 1 was non-investment grade, and 11 were not rated. Additionally, $38.3 million of the $63.7 million in unrealized losses at September 30, 2010, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer elected to defer its scheduled interest payments on each respective security issuance. The bank issuer is currently operating under an agreement with its bank regulators, which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of September 30, 2010. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment charges on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, meet the regulatory requirements to be considered to be “well-capitalized institutions” at September 30, 2010.

Unrealized losses reported for corporate and other debt securities as of September 30, 2010 relate to one investment rated bank issued corporate bond with a $9.0 million amortized cost that is paying in accordance with its terms.

Management does not believe that any individual unrealized loss as of September 30, 2010 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of September 30, 2010, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $942 million.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of investments in debt securities held to maturity at September 30, 2010 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$185,101	$185,183
Due after one year through five years	63,920	66,588
Due after five years through ten years	75,875	79,014
Due after ten years	398,669	347,526
Residential mortgage-backed securities	1,053,291	1,087,868

Total investment securities held to maturity	$1,776,856	$1,766,179

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 4.42 years at September 30, 2010.

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

September 30, 2010
U.S. Treasury securities	$162,519	$1,946	$—	$164,465
U.S. government agency securities	37,609	38	(174)	37,473
Obligations of states and political subdivisions	31,529	1,628	—	33,157
Residential mortgage-backed securities	680,105	38,120	(4,689)	713,536
Trust preferred securities*	54,290	581	(14,342)	40,529
Corporate and other debt securities	53,473	3,603	(3,041)	54,035
Equity securities	48,097	1,012	(2,701)	46,408

Total investment securities available for sale	$1,067,622	$46,928	$(24,947)	$1,089,603

December 31, 2009
U.S. Treasury securities	$277,429	$—	$(1,144)	$276,285
Obligations of states and political subdivisions	32,724	722	(35)	33,411
Residential mortgage-backed securities	911,186	39,537	(10,218)	940,505
Trust preferred securities*	56,636	117	(20,341)	36,412
Corporate and other debt securities	22,578	198	(3,734)	19,042
Equity securities	49,112	1,956	(4,242)	46,826

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The age of unrealized losses and fair value of related investment securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

September 30, 2010
U.S. government agency securities	$19,642	$(174)	$—	$—	$19,642	$(174)
Residential mortgage-backed securities	972	(3)	68,610	(4,686)	69,582	(4,689)
Trust preferred securities	1,244	(171)	34,543	(14,171)	35,787	(14,342)
Corporate and other debt securities	3,365	(31)	6,964	(3,010)	10,329	(3,041)
Equity securities	435	(248)	12,724	(2,453)	13,159	(2,701)

Total	$25,658	$(627)	$122,841	$(24,320)	$148,499	$(24,947)

December 31, 2009
U.S. Treasury securities	$276,285	$(1,144)	$—	$—	$276,285	$(1,144)
Obligations of states and political subdivisions	395	(4)	1,688	(31)	2,083	(35)
Residential mortgage-backed securities	11,318	(245)	122,031	(9,973)	133,349	(10,218)
Trust preferred securities	—	—	34,622	(20,341)	34,622	(20,341)
Corporate and other debt securities	1,878	(57)	6,296	(3,677)	8,174	(3,734)
Equity securities	—	—	35,901	(4,242)	35,901	(4,242)

Total	$289,876	$(1,450)	$200,538	$(38,264)	$490,414	$(39,714)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at September 30, 2010 was 45 as compared to 82 at December 31, 2009.

Within the residential mortgage-backed securities category of the available for sale portfolio, substantially all of the unrealized losses relate to 9 individual private label mortgage-backed securities. Of these 9 securities, 3 securities had an investment grade rating and 6 had a non-investment grade rating at September 30, 2010. Four of the private label mortgage-backed securities with unrealized losses were other-than-temporarily impaired in prior periods of 2009 and 2010 with no additional credit impairment charges recognized during the quarter ended September 30, 2010. See the “Other-Than-Temporary Impairment Analysis” section below.

At September 30, 2010, the unrealized losses for trust preferred securities in the table above relate to 11 single-issuer bank issued trust preferred securities and 3 pooled trust preferred securities. The majority of the unrealized loss was attributable to three pooled trust preferred securities with an amortized cost of $23.4 million and a fair value of $10.5 million. One of the three pooled trust preferred securities with an unrealized loss of $10.0 million had an investment grade rating at September 30, 2010. The two other pooled trust preferred securities were other-than-temporarily impaired in 2009 and the first quarter of 2010 with no additional credit impairment charges recognized during the quarter ended September 30, 2010. At September 30, 2010, 10 of the single-issuer trust preferred securities classified as available for sale had investment grade ratings and 1 had a non-investment grade rating. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities at September 30, 2010, relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $3.0 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to two perpetual preferred security positions from the same issuance with a combined $9.7 million amortized cost and a $2.3 million unrealized loss. At September 30, 2010, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of September 30, 2010, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $554 million.

The contractual maturities of investments in debt securities available for sale at September 30, 2010, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
	(in thousands)

Due in one year	$66,773	$67,067
Due after one year through five years	120,621	123,419
Due after five years through ten years	43,223	45,894
Due after ten years	108,803	93,279
Residential mortgage-backed securities	680,105	713,536
Equity securities	48,097	46,408

Total investment securities available for sale	$1,067,622	$1,089,603

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 3.10 years at September 30, 2010.

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

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the individual loans collateralizing the security and determining a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at September 30, 2010. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 20 private label mortgage-backed securities were as follows: a CDR of 0 percent to 15.8 percent, a loss severity rate of 23.9 percent to 57.2 percent, and a CPR of 7.4 percent to 34.4 percent.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the single-issuer trust preferred securities and corporate and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon management’s quarterly review, all of the issuers’ capital ratios are at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows.

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a change in contractual yield, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were previously impaired, including additional estimated credit losses recognized in the first quarter of 2010. The expected cash flows from these securities did not result in additional estimated credit losses at September 30, 2010.

The perpetual preferred securities are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of September 30, 2010. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Available for sale
Residential mortgage-backed securities	$—	$743	$2,265	$5,348
Trust preferred securities	—	—	2,377	—

Net impairment losses on securities recognized in earnings	$—	$743	$4,642	$5,348

For the nine months ended September 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two pooled trust preferred securities. All of these securities, with the exception of one security, were found to be initially impaired in 2009. At September 30, 2010, the five private label mortgage-backed securities had a combined amortized cost of $54.4 million and fair value of $52.0 million, while the two impaired pooled trust preferred securities had a combined amortized cost and fair value of $6.2 million and $3.2 million, respectively, after recognition of all credit impairments.

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the three and nine months ended September 30, 2010 and 2009 were as follows:

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Sales transactions:
Gross gains	$—	$—	$4,634	$258
Gross losses	—	—	(96)	(36)

	—	—	4,538	222

Maturities and other securities transactions:
Gross gains	120	7	172	58
Gross losses	(8)	(12)	(79)	(34)

	112	(5)	93	24

Gains on securities transactions, net	$112	$(5)	$4,631	$246

During the nine months ended September 30, 2010, Valley recognized net gains on securities transactions of $4.6 million mainly due to the sale of approximately $307 million of U.S. Treasury securities classified as available for sale during the first six months of 2010.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Balance, beginning of the period	$10,660	$5,154	$6,119	$549
Additions:
Initial credit impairments	—	—	124	2,171
Subsequent credit impairments	—	743	4,518	3,177
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(43)	(295)	(144)	(295)

Balance, end of the period	$10,617	$5,602	$10,617	$5,602

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented. Other-than-temporary impairment recognized in earnings for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Trading Securities

The fair value of trading securities (consisting of 4 single-issuer bank trust preferred securities) was $32.1 million at September 30, 2010 and $33.0 million at December 31, 2009. Interest income on trading securities totaled $642 thousand and $666 thousand for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2009	$18,978	$93,805	$107,969	$75,672	$296,424
Goodwill from business combinations	54	5,194	9,218	5,085	19,551

Balance at September 30, 2010	$19,032	$98,999	$117,187	$80,757	$315,975

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During 2010, Valley recorded $19.5 million in goodwill resulting from the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions and $54 thousand in goodwill from an earn-out payment resulting from an acquisition by Valley in 2006. The earn-out payment was based upon predetermined profitability targets in accordance with the merger agreement. There was no impairment of goodwill during the three and nine months ended September 30, 2010 and 2009.

The following table summarizes other intangible assets as of September 30, 2010 and December 31, 2009:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)

September 30, 2010
Loan servicing rights	$72,449	$(60,815)	$(2,108)	$9,526
Core deposits	27,144	(16,454)	—	10,690
Other	2,796	(1,556)	—	1,240

Total other intangible assets	$102,389	$(78,825)	$(2,108)	$21,456

December 31, 2009
Loan servicing rights	$70,885	$(59,163)	$(612)	$11,110
Core deposits	25,584	(13,859)	—	11,725
Other	4,057	(2,587)	—	1,470

Total other intangible assets	$100,526	$(75,609)	$(612)	$24,305

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to, and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. For the three and nine months ended September 30, 2010, Valley recognized impairment charges, net of recoveries on its loan servicing rights totaling $810 thousand and $1.5 million, respectively and $32 thousand and $486 thousand for the three and nine months ended September 30, 2009, respectively.

Core deposit intangibles are amortized using an accelerated method and have a weighted average amortization period of 9 years. The line item labeled “other” included in the table above consists of customer lists and covenants not to compete, which are amortized over their expected lives using a straight line method and have a weighted average amortization period of 14 years. Valley’s core deposits intangibles resulting from the two FDIC-assisted transactions had a carrying value of $1.2 million at September 30, 2010. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2010 and 2009.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following presents the estimated future amortization expense of other intangible assets for the remainder of 2010 through 2014:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)

2010	$779	$858	$75
2011	2,354	3,051	268
2012	1,752	2,455	251
2013	1,350	1,858	148
2014	1,001	1,262	84

Valley recognized amortization expense on other intangible assets, and net impairment charges on loan servicing rights, totaling $2.6 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively and $6.7 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 10. Pension Plan

The Bank has a non-contributory defined benefit plan (“qualified plan”) covering substantially all of its employees. The benefits are based upon years of credited service and the employee’s highest average compensation as defined. It is the Bank’s funding policy to contribute annually an amount that can be deducted for federal income tax purposes. Additionally, the Bank has a supplemental non-qualified, non-funded retirement plan (“non-qualified plan”) which is designed to supplement the pension plan for key officers.

The following table sets forth the components of net periodic pension expense related to the qualified and non-qualified plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Service cost	$1,450	$1,347	$4,350	$3,955
Interest cost	1,434	1,248	4,300	3,796
Expected return on plan assets	(1,582)	(1,672)	(4,745)	(4,530)
Amortization of prior service cost	160	149	480	447
Amortization of actuarial loss	276	190	827	644

Total net periodic pension expense	1,738	1,262	5,212	4,312

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(160)	(149)	(480)	(447)
Amortization of actuarial loss	(276)	(190)	(827)	(644)

	(436)	(339)	(1,307)	(1,091)

Total amount recognized in net periodic benefit cost and other comprehensive income, pre-tax	$1,302	$923	$3,905	$3,221

The fair value of qualified plan assets increased approximately $6.3 million, or 8.5 percent to $80.3 million at September 30, 2010 from $74.0 million at December 31, 2009. Valley contributed $5.0 million to the qualified plan during the second quarter of 2010. Valley does not expect to make any additional contributions during the remainder of 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Stock-Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), adopted by Valley’s Board of Directors on November 17, 2008 and approved by its shareholders on April 14, 2009. The Long-Term Stock Incentive Plan is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the Employee Stock Incentive Plan, Valley may award shares to its employees for up to 6.7 million shares of common stock in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date. An incentive stock option’s maximum term to exercise is ten years from the date of grant and is subject to a vesting schedule. There were no stock awards during the third quarter of 2010. For the nine months ended September 30, 2010, Valley awarded restricted stock totaling approximately one thousand shares. As of September 30, 2010, there were 6.6 million shares of common stock available for issuance under the 2009 Employee Stock Incentive Plan.

Valley recorded stock-based employee compensation expense for incentive stock options and restricted stock awards of $784 thousand and $951 thousand for the three months ended September 30, 2010 and 2009, respectively and $2.6 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively. The fair value of stock awards are expensed over the vesting period. As of September 30, 2010, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $4.4 million and will be recognized over an average remaining vesting period of approximately 2.0 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or all of their annual cash retainer and meeting fees in exchange for shares of Valley restricted stock. The restricted shares under the plan vest in full at the end of a five year vesting period, but the Board of Directors retains the right to accelerate the vesting of the restricted shares, at its discretion. During the three and nine months ended September 30, 2010, there were 17 thousand shares granted. There were approximately 95 thousand shares outstanding under this plan and 254 thousand shares available for issuance as of September 30, 2010.

Note 12. Guarantees

Guarantees that have been entered into by Valley include standby letters of credit of $224.7 million as of September 30, 2010. Standby letters of credit represent the guarantee by Valley of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Of the total standby letters of credit, $149.2 million, or 66% percent are secured and, in the event of non performance by the customer, Valley has rights to the underlying collateral, which includes commercial real estate, business assets (physical plant or property, inventory or receivables), marketable securities and cash in the form of bank savings accounts and certificates of deposit. As of September 30, 2010, Valley had an $818 thousand liability related to the standby letters of credit.

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

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley, as Tier I regulatory capital.

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value, with changes in fair value recognized as charges or credits to current earnings. Net trading losses included non-cash charges of $2.1 million and $4.0 million for the three and nine months ended September 30, 2010, respectively. For the comparable three and nine months ended September 30, 2009, net trading losses included non-cash charges of $2.8 million and $13.5 million, respectively, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of September 30, 2010:

	September 30, 2010
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)

Junior Subordinated Debentures
Carrying value (1)	$159,850	$25,205
Contractual principal balance	157,024	24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $462 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effects of the purchase accounting adjustments.
(3)	All cash distributions are cumulative.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. No debentures were called or redeemed during the three and nine months ended September 30, 2010.

The trust preferred securities described above are included in Valley’s consolidated Tier 1 capital and total capital at September 30, 2010 and December 31, 2009. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of September 30, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier I capital under the final rule adopted in March 2005.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (“the Act”) was signed into law on July 21, 2010. Under the Act, Valley’s outstanding trust preferred securities will continue to count as Tier I capital but Valley will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital.

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

At September 30, 2010, Valley had two interest rate caps with an aggregate notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Hedge accounting was not applied to these interest rate caps from January 1, 2009 until February 20, 2009 due to the termination of the original hedging relationship in the fourth quarter of 2008. On February 20, 2009, Valley re-designated the interest rate caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rate, based on the federal funds rate. The change in fair value of these derivatives, while they were not designated as hedges, was a $369 thousand gain, which is included in other non-interest income for the nine months ended September 30, 2009.

At September 30, 2010, Valley also had two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate (as published in The Wall Street Journal). The interest rate caps have an aggregate notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

Fair Value Hedge of a Fixed Rate Asset. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2010, Valley had one interest rate swap with a notional amount of $9.1 million.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same line item as the loss or gain on the related derivatives.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives not Designated as Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During the first quarter of 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in market fair value of certain trading securities. During the fourth quarter of 2008, as previously mentioned above, two interest rate caps (due to mismatches in index) no longer qualified for hedge accounting but were subsequently re-designated as cash flow hedges during February 2009. Valley had no derivatives that were not designated in hedging relationships during the nine months ended September 30, 2010.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in thousands)

Asset Derivatives

Cash flow hedge interest rate caps on short-term borrowings and deposit accounts	Other Assets	$1,135	$7,124

Total derivatives designated as hedging instruments		$1,135	$7,124

Liability Derivatives

Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,937	$1,018

Total derivatives designated as hedging instruments		$1,937	$1,018

Gains (losses) included in the consolidated statements of income and in other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive income to interest expense on short-term borrowings	$(525)	$(133)	$(1,401)	$(261)
Amount of (loss) gain recognized in other comprehensive income	(992)	(1,126)	(5,749)	2,776

Valley recognized a net loss of $56 thousand and $240 thousand in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the three and nine months ended September 30, 2010, respectively and a $68 thousand net loss in other expense and $134 thousand net gain in other income for the three and nine months ended September 30, 2009, respectively. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $5.2 million and $2.7 million at September 30, 2010 and December 31, 2009, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that $2.4 million will be reclassified as an increase to interest expense.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Derivative—commercial loan interest rate swap:
Interest income—Interest and fees on loans	$(279)	$(214)	$(919)	$684

Hedged item—commercial loan:
Interest income—Interest and fees on loans	$279	$214	$919	$(684)

Gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Non-designated hedge interest rate derivatives
Trading gains, net	$—	$—	$—	$1,984
Other non-interest income	—	—	—	369

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative obligations. As of September 30, 2010, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $2.0 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. At September 30, 2010, neither Valley nor its counterparties have exceeded such minimum thresholds and no collateral has been assigned or posted.

Note 15. Business Segments

The information under the caption “Business Segments” in Management’s Discussion and Analysis is incorporated herein by reference.

Note 16. Subsequent Events

In October 2010, Valley sold approximately $83 million of conforming residential mortgage loans to Fannie Mae. These loans had fixed terms of 15 and 20 years and an aggregate weighted average interest rate of 5.22 percent. The loans were transferred from the loan portfolio to the loans held for sale during the third quarter of 2010. The sale generated a $3.9 million pre-tax gain, which will be recognized in the fourth quarter of 2010.

VALLEY NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2010, Valley entered into two forward starting interest rate swaps to hedge the change in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate. The cash flow hedge interest rate swaps, with a total notional amount of $200 million, will require the payment by Valley of fixed-rate amounts at approximately 4.73 percent in exchange for the receipt of variable-rate payments at the prime rate starting in October 2011 and expiring in October 2016.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II Item 1A of this report include, but are not limited to:

•	a continued or unexpected decline in the economy, in particular in New Jersey and the New York Metropolitan area;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions may disrupt our business;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the possibility that the expected benefits of the LibertyPointe Bank and The Park Avenue Bank acquisitions will not be fully realized;

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio and is the largest component of the allowance for credit losses which also includes management’s estimated reserve for unfunded commercial letters of credit. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Various banking regulators, as an integral part of their examination process, also review the allowance for loan losses. Such regulators may require, based on their judgments about information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the allowance for loan losses when their credit evaluations differ from those of management. Additionally, the allowance for loan losses is determined, in part, by the composition and size of the loan portfolio which represents the largest asset type on the consolidated statements of financial condition.

The allowance for loan losses consists of the following: (i) specific reserves for individually impaired credits, (ii) reserves for classified, or higher risk rated, loans, and (iii) reserves for non-classified loans. The reserves on classified and non-classified loans also include reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing. Note 1 to the consolidated financial statements included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

Security Valuations and Impairments. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations. See Note 6 to the consolidated financial statements for more details on our security valuation techniques.

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

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $316.0 million at September 30, 2010 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets totaling $21.5 million at September 30, 2010 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

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

•

Provides mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•

Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions; and

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and markets areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

Executive Summary

Net income for the third quarter of 2010 was $32.6 million, or $0.20 per diluted common share, compared to $25.6 million, adjusted for preferred dividends and accretion of $6.0 million, or $0.17 per diluted common share for the third quarter of 2009. The increase in net income was largely due to: (i) a $3.4 million decline in the provision for credit losses as credit quality stabilized somewhat during the third quarter of 2010 and net loan charge-offs were $3.9 million less than the third quarter of 2009, (ii) a $2.7 million increase in net interest income mainly driven by a 34 basis point decline in the cost of average interest bearing liabilities and a reduction in high cost time deposit balances, partially offset by (iii) a $5.1 million increase in non-interest expense caused by increases in salary and employee benefits and net occupancy and equipment expense related to the FDIC-assisted acquisitions of LibertyPointe Bank and The Park Avenue Bank in March 2010, as well as from de novo branch openings over the twelve month period ended September 30, 2010.

Valley’s credit quality remains both stable and, we believe, more resilient than many of its competitors. Total loans past due in excess of 30 days decreased 0.01 percent to 1.70 percent of our total loan portfolio at September 30, 2010 as compared to 1.71 percent at June 30, 2010 as total loan delinquencies decreased by $891 thousand. However, non-accrual loans increased to $105.6 million at September 30, 2010 compared to $103.5 million at June 30, 2010 largely due to the migration of past due construction loans and residential mortgage loans into this delinquency category. Although the timing of collection is uncertain for non-accrual loans, management believes most of these loans are well secured and, largely collectible based, in part, on our quarterly review of impaired loans. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration from a weak economy, management cannot provide assurance that our loan portfolio performance will not decline from the levels reported as of September 30, 2010. See “Non-performing Assets” section at page 61 for further analysis of our credit quality.

Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within this portfolio. We evaluated our foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of our review indicate that our procedures for reviewing and validating the information in our documentation are sound and we believe our foreclosure affidavits are accurate.

Total loans remained unchanged at $9.4 billion at September 30, 2010 compared to June 30, 2010. In general, new loan demand remained persistently weak during the third quarter of 2010. We believe much of this weakness is due to apprehension among businesses primarily in our New Jersey markets regarding expansion of their operations or entering new ventures while the economy’s direction is uncertain. However, commercial and industrial loans increased $63.9 million, or 14.5 percent on an annualized basis during the third quarter of 2010 from the second quarter of 2010 mainly due to some new customer relationships and higher line of credit usage by our existing customers, both concentrated in our New York metropolitan markets.

Residential mortgage loan activity remained brisk as we originated over $280 million in new and refinanced residential mortgage loans during the three months ended September 30, 2010. Our residential originations increased as compared to the second quarter of 2010 due to the continued low level of interest rates and our successful one price refinancing program with total closing costs as low as $499 including title insurance fees. We transferred $83 million in conforming residential mortgage loans to loans held for sale during the third quarter of 2010 upon management’s decision to sell such loans to Fannie Mae. Management believes these loans with 15 and 20 year fixed terms and an aggregate weighted average interest rate of 5.22 percent are likely to refinance in the near term due to the current low interest rate environment. The sale closed in October 2010 and resulted in a pre-tax gain of approximately $3.9 million which will be recognized in the fourth quarter of 2010.

Total deposits decreased $151.7 million to approximately $9.3 billion at September 30, 2010 from June 30, 2010 as we continue to keep interest rates low on most interest bearing deposit products in response to the low level of loan demand caused by the economy. During the quarter ended September 30, 2010, time deposits declined $211.0 million due to run-off of higher cost maturing certificates of deposit. However, savings, NOW, and money market deposits increased $66.8 million as compared to June 30, 2010 largely due to higher municipal deposit balances.

Short-term borrowings increased $146.8 million to $331.3 million at September 30, 2010 from June 30, 2010 due to increases of $100 million and $50 million in overnight FHLB advances and Federal funds purchased, respectively, due to normal temporary liquidity needs caused by daily cash activity.

For the three months ended September 30, 2010, we reported an annualized return on average shareholders’ equity (“ROE”) of 10.24 percent and an annualized return on average assets (“ROA”) of 0.93 percent which includes intangible assets. Our annualized return on average tangible shareholders’ equity (“ROATE”) was 13.86 percent for the third quarter of 2010. The comparable ratios for the third quarter of 2009 were an annualized ROE of 9.35 percent, an annualized ROA of 0.89 percent, and an annualized ROATE of 12.25 percent. All of the above ratios were impacted by the change in fair value of our junior subordinated debentures carried at fair value. Net income included a non-cash charge of $2.1 million ($1.4 million, net of tax) for the third quarter of 2010, as compared to a non-cash charge of $2.8 million ($1.8 million, net of tax) for the same period of 2009 due to the change in fair value of the debentures.

ROATE, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)

Net income	$32,639	$31,582	$93,012	$83,963

Average shareholders’ equity	1,274,742	1,351,745	1,264,926	1,359,440
Less: Average goodwill and other intangible assets	(333,091)	(320,284)	(329,647)	(319,720)

Average tangible shareholders’ equity	$941,651	$1,031,461	$935,279	$1,039,720

Annualized ROATE	13.86%	12.25%	13.26%	10.77%

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

Net Interest Income

Net interest income on a tax equivalent basis was $119.2 million for the third quarter of 2010, a $2.8 million increase from the third quarter of 2009. The increase from the third quarter of 2009 was mostly attributable to lower interest expense caused by maturing high cost time deposits and lower rates on all interest bearing deposit accounts, partially offset by a decrease in interest income from loans due to lower loan volumes caused by the economy and lower yields on new investment securities.

For the third quarter of 2010, average loans and average federal funds sold decreased by $106.7 million and $205.1 million, respectively, while average investment securities increased $50.6 million as compared to the third quarter of 2009. Compared to the second quarter of 2010, average loans decreased by $69.6 million primarily due to a slowdown in most new loan activity caused by the weak economy. Average investment securities also declined $42.0 million as compared to the second quarter of 2010 mainly due to normal principal paydowns on securities and a lower level of reinvestment of such funds in securities by management due to the current level of interest rates.

Average interest bearing liabilities for the third quarter of 2010 decreased $110.5 million, or 1.1 percent compared with the same quarter of 2009 mainly due to the run-off of excess liquidity caused by lower loan demand. Compared to the second quarter of 2010, average interest bearing liabilities decreased $128.1 million or 1.2 percent during the third quarter of 2010. Average time deposits declined $265.9 million from the second quarter of 2010 mainly due to continued run-off of maturing high cost time deposits and the early redemption of time deposits assumed in FDIC-assisted transactions throughout the second quarter of 2010. Average savings, NOW, and money markets increased $126.3 million from the second quarter of 2010 due to, in part, higher municipal deposit balances.

Interest on loans, on a tax equivalent basis, increased $1.3 million, or 1.0 percent for the third quarter of 2010 compared to the second quarter of 2010 due to a 10 basis point increase in the yield on average loans caused, in part, by discount accretion recognized on covered loans acquired in the FDIC-assisted acquisitions of LibertyPointe Bank and The Park Avenue Bank in the first quarter of 2010, partially offset by the aforementioned decline in average loan balances.

Interest income from taxable investments, on a tax equivalent basis decreased $2.1 million or 6.4 percent for the three months ended September 30, 2010 compared to the second quarter of 2010 mainly attributable to a decrease in yield resulting from normal paydowns of higher yielding securities which were partially reinvested in shorter duration, lower yielding taxable and non-taxable securities.

Interest expense decreased $1.3 million for the third quarter of 2010 as compared to the second quarter of 2010 resulting mainly from a 3 basis point decline in the cost of time deposits and a decrease in average time deposits caused by maturing high cost certificates of deposit, as well as a 2 basis point decline in the cost of savings, NOW, and money market accounts.

The net interest margin on a tax equivalent basis was 3.78 percent for the third quarter of 2010, an increase of 17 basis points from the third quarter of 2009, and an increase of 6 basis points from 3.72 percent for the linked quarter ended June 30, 2010. The yield on average interest earning assets increased by four basis points on a linked quarter basis due to, in part, discount accretion recognized on covered loans and improvement in the performance of the loan portfolio quarter over quarter. The cost of average interest bearing liabilities declined three basis points from the second quarter of 2010 mainly due to a three basis point decrease in the cost of average time deposits due to the run-off of higher cost deposits, and a two basis point decline in the cost of average savings, NOW, and money market accounts mainly caused by a change in the mix among these deposit account types.

The following table reflects the components of net interest income for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2010			June 30, 2010			September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,474,723	$137,744	5.82%	$9,544,364	$136,422	5.72%	$9,581,388	$139,509	5.82%
Taxable investments (3)	2,610,933	30,040	4.60	2,670,495	32,094	4.81	2,731,907	35,163	5.15
Tax-exempt investments (1)(3)	433,559	4,219	3.89	415,978	3,996	3.84	262,016	3,714	5.67
Federal funds sold and other interest bearing deposits	96,341	61	0.25	106,461	76	0.29	301,460	198	0.26

Total interest earning assets	12,615,556	172,064	5.46	12,737,298	172,588	5.42	12,876,771	178,584	5.55

Allowance for loan losses	(113,115)			(106,899)			(102,761)
Cash and due from banks	276,044			308,307			248,159
Other assets	1,255,306			1,249,707			1,112,725
Unrealized gains (losses) on securities available for sale, net	16,868			12,268			(1,351)

Total assets	$14,050,659			$14,200,681			$14,133,543

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,270,386	$4,711	0.44%	$4,144,113	$4,813	0.46%	$3,961,327	$6,638	0.67%
Time deposits	2,761,018	13,233	1.92	3,026,929	14,720	1.95	3,111,150	19,833	2.55

Total interest bearing deposits	7,031,404	17,944	1.02	7,171,042	19,533	1.09	7,072,477	26,471	1.50
Short-term borrowings	198,938	334	0.67	179,677	330	0.73	198,459	487	0.98
Long-term borrowings (4)	3,072,556	34,574	4.50	3,080,261	34,298	4.45	3,142,504	35,255	4.49

Total interest bearing liabilities	10,302,898	52,852	2.05	10,430,980	54,161	2.08	10,413,440	62,213	2.39

Non-interest bearing deposits	2,422,976			2,441,776			2,269,289
Other liabilities	50,043			63,292			99,069
Shareholders’ equity	1,274,742			1,264,633			1,351,745

Total liabilities and shareholders’ equity	$14,050,659			$14,200,681			$14,133,543

Net interest income/interest rate spread (5)		$119,212	3.41%		$118,427	3.34%		$116,371	3.16%

Tax equivalent adjustment		(1,478)			(1,401)			(1,303)

Net interest income, as reported		$117,734			$117,026			$115,068

Net interest margin (6)			3.73%			3.68%			3.57%
Tax equivalent effect			0.05%			0.04%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.78%			3.72%			3.61%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

The following table reflects the components of net interest income for the nine months ended September 30, 2010 and 2009:

Analysis of Average Assets, Liabilities and Shareholders’ Equity and

Net Interest Income on a Tax Equivalent Basis

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)

Assets
Interest earning assets:
Loans (1)(2)	$9,480,609	$409,537	5.76%	$9,787,331	$424,729	5.79%
Taxable investments (3)	2,666,779	94,014	4.70	2,682,465	108,637	5.40
Tax-exempt investments (1)(3)	407,152	12,132	3.97	253,696	11,039	5.80
Federal funds sold and other interest bearing deposits	145,014	291	0.27	314,993	646	0.27

Total interest earning assets	12,699,554	515,974	5.42	13,038,485	545,051	5.57

Allowance for loan losses	(108,375)			(98,407)
Cash and due from banks	305,431			244,798
Other assets	1,218,381			1,113,045
Unrealized gains (losses) on securities available for sale, net	10,728			(26,162)

Total assets	$14,125,719			$14,271,759

Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,162,775	$14,384	0.46%	$3,744,115	$18,321	0.65%
Time deposits	2,966,788	43,551	1.96	3,390,055	76,118	2.99

Total interest bearing deposits	7,129,563	57,935	1.08	7,134,170	94,439	1.77
Short-term borrowings	190,395	995	0.70	289,566	3,617	1.67
Long-term borrowings (4)	3,093,504	103,181	4.45	3,159,934	105,376	4.45

Total interest bearing liabilities	10,413,462	162,111	2.08	10,583,670	203,432	2.56

Non-interest bearing deposits	2,393,851			2,229,186
Other liabilities	53,480			99,463
Shareholders’ equity	1,264,926			1,359,440

Total liabilities and shareholders’ equity	$14,125,719			$14,271,759

Net interest income/interest rate spread (5)		$353,863	3.34%		$341,619	3.01%

Tax equivalent adjustment		(4,252)			(3,874)

Net interest income, as reported		$349,611			$337,745

Net interest margin (6)			3.67%			3.45%
Tax equivalent effect			0.05%			0.04%

Net interest margin on a fully tax equivalent basis (6)			3.72%			3.49%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)	Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2010 Compared with September 30, 2009			Nine Months Ended September 30, 2010 Compared with September 30, 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)

Interest Income:
Loans *	$(1,551)	$(214)	$(1,765)	$(13,257)	$(1,935)	$(15,192)
Taxable investments	(1,508)	(3,615)	(5,123)	(632)	(13,991)	(14,623)
Tax-exempt investments *	1,916	(1,411)	505	5,294	(4,201)	1,093
Federal funds sold and other interest bearing deposits	(130)	(7)	(137)	(341)	(14)	(355)

Total decrease in interest income	(1,273)	(5,247)	(6,520)	(8,936)	(20,141)	(29,077)

Interest Expense:
Savings, NOW and money market deposits	485	(2,412)	(1,927)	1,883	(5,820)	(3,937)
Time deposits	(2,059)	(4,541)	(6,600)	(8,632)	(23,935)	(32,567)
Short-term borrowings	1	(154)	(153)	(972)	(1,650)	(2,622)
Long-term borrowings and junior subordinated debentures	(787)	106	(681)	(2,216)	21	(2,195)

Total decrease in interest expense	(2,360)	(7,001)	(9,361)	(9,937)	(31,384)	(41,321)

Total increase in net interest income	$1,087	$1,754	$2,841	$1,001	$11,243	$12,244

*	Interest income is presented on a tax equivalent basis using a 35 percent tax rate.

Non-Interest Income

The following table presents the components of non-interest income for each of the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Trust and investment services	$1,930	$1,811	$5,752	$5,048
Insurance commissions	2,561	2,504	8,417	8,074
Service charges on deposit accounts	6,562	6,871	19,487	20,071
Gains (losses) on securities transactions, net	112	(5)	4,631	246
Net impairment losses on securities recognized in earnings	—	(743)	(4,642)	(5,348)
Trading (losses) gains, net:
Trading securities	(517)	(648)	(862)	4,618
Junior subordinated debentures carried at fair value	(2,110)	(2,826)	(3,957)	(13,504)

Total trading losses, net	(2,627)	(3,474)	(4,819)	(8,886)
Fees from loan servicing	1,187	1,216	3,634	3,585
Gains on sales of loans, net	1,548	2,699	5,087	7,275
Gains on sales of assets, net	78	128	382	477
Bank owned life insurance (“BOLI”)	1,697	1,421	5,008	4,189
Other	4,280	4,650	12,544	12,943

Total non-interest income	$17,328	$17,078	$55,481	$47,674

Net gains (losses) on securities transactions increased $4.4 million for the nine months ended September 30, 2010, as compared to the same period in 2009, mainly due to the gains recognized on the sale of approximately $307 million U.S. Treasury securities classified as available for sale during the first six months in 2010.

Net impairment losses on securities decreased $743 thousand as compared to the third quarter of 2009 as no credit impairment losses on securities were recognized during the quarter ended September 30, 2010. See the “Investment Securities Portfolio” section below and Note 8 to the consolidated financial statements for further details on our investment securities impairment analysis.

Net trading losses decreased $4.1 million to $4.8 million for the nine months ended September 30, 2010, respectively, as compared to $8.9 million for the same period in 2009. The decrease was primarily caused by the change in the mark to market valuation of our junior subordinated debentures carried at fair value.

Net gains on sales of loans decreased $1.2 million and $2.2 million during the three and nine months ended September 30, 2010, respectively as compared to the same periods one year ago. Lower gains during the first nine months in 2010 resulted mainly from our decision to reduce our residential mortgage sales in the secondary market during the second quarter of 2010.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Salary and employee benefit expense	$43,566	$40,490	$130,774	$121,542
Net occupancy and equipment expense	15,241	14,452	47,270	44,347
FDIC insurance assessment	3,497	3,355	10,473	16,786
Amortization of other intangible assets	2,602	1,710	6,747	5,537
Professional and legal fees	2,460	2,056	7,192	6,295
Advertising	826	701	2,849	1,868
Other	10,755	11,128	31,969	32,569

Total non-interest expense	$78,947	$73,892	$237,274	$228,944

Non-interest expense increased $5.1 million and $8.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

Salary and employee benefits expense, and net occupancy and equipment expense increased $3.1 million and $789 thousand for the quarter ended September 30, 2010, respectively and $9.2 million and $2.9 million for the nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. These increases were in part due to additional expenses related to the FDIC-assisted transactions in March 2010, as well as from de novo branch openings over the twelve month period ended September 30, 2010.

Amortization of other intangible assets increased $892 thousand as compared to the quarter ended September 30, 2009, mainly due to $156 thousand of additional amortization expense related to core deposit intangibles acquired in the FDIC-assisted transactions in March 2010 and the recognition of a $810 thousand impairment charge on certain loan servicing rights in the third quarter of 2010 as compared to $32 thousand during the third quarter of 2009.

Our FDIC insurance assessment decreased $6.3 million for the nine months ended September 30, 2010, respectively, as compared to the same period in 2009 as a result of a special assessment (imposed on all insured depository institutions) which totaled $6.5 million during the second quarter of 2009.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. Our efficiency ratio was 58.45 percent and 58.57 percent for the three and nine months ended September 30, 2010, respectively, compared to 55.92 percent and 59.40 percent for the same periods in 2009. The higher efficiency ratio in the third quarter of 2010 was primarily due to higher non-interest expense as compared to the same period in 2009, mainly caused by an increase in net trading gains. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $14.2 million and $14.0 million for the third quarter of 2010 and 2009, respectively. The effective tax rate for both periods was relatively unchanged at 30.3 percent for the three months ended September 30, 2010 compared to 30.6 percent for the same period of 2009.

Income tax expense was $40.4 million and $36.7 million for the nine months ended September 30, 2010 and 2009, respectively. However, the effective tax rate for both periods was relatively unchanged at 30.3 percent for the nine months ended September 30, 2010 compared to 30.4 percent for the same period of 2009.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2010, we anticipate that our effective tax rate will approximate 30 percent.

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

The following tables present the financial data for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,287,499	$6,187,224	$3,140,833	$—	$12,615,556
Income (loss) before income taxes	12,727	30,277	13,862	(10,059)	46,807
Annualized return on average interest earning assets (pre-tax)	1.55%	1.96%	1.77%	N/A	1.48%

	Three Months Ended September 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,656,879	$5,924,509	$3,295,383	$—	$12,876,771
Income (loss) before income taxes	18,021	23,206	15,624	(11,319)	45,532
Annualized return on average interest earning assets (pre-tax)	1.97%	1.57%	1.90%	N/A	1.41%

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

Average assets for the three months ended September 30, 2010 decreased $369.4 million to $3.3 billion, as compared to the same period in 2009. This decrease reflects the continued decline in automobile loan volumes as a result of lower levels of consumer demand for automobile financing from creditworthy borrowers due to persistently high levels of unemployment and economic uncertainty. Income before income taxes during the three months ended September 30, 2010 decreased $5.3 million to $12.7 million, as compared to $18.0 million for the same period in 2009, as decreases in net interest income and non-interest income, and an increase in non-interest expense were only partially offset by decreases in the provision for loan losses and internal transfer expense.

Net interest income decreased $4.1 million to $31.6 million during the quarter ended September 30, 2010, as compared to $35.7 million for the same period last year. The decrease is mainly as a result of the aforementioned decline in average assets, partially offset by an increase in net interest margin.

The provision for loan losses decreased $980 thousand to $4.4 million primarily due to lower automobile loan charge-offs coupled with declines of loan balances in most consumer loan categories.

The return on average interest earning assets before income taxes decreased 42 basis points to 1.55 percent, as compared to 1.97 percent for the prior year period. The 5 basis point decrease in the interest margin was the result of a 31 basis point decrease in interest yield, partially offset by a 26 basis point decrease in costs associated with our funding sources, driven by low interest rates on most interest rate deposit products.

Commercial Lending

The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the three months ended September 30, 2010, income before income taxes increased $7.1 million to $30.3 million compared with the prior year primarily due to an $8.6 million increase in net interest income, as a $262.7 million increase in average interest earning assets drove most of the increase in interest income, partially offset by a $1.0 million increase in the segment’s non-interest expense and a $3.1 million increase in internal transfer expense. In addition, the provision for loan losses decreased $2.4 during the quarter ended September 30, 2010 due to lower charge-offs and improvements in overall delinquencies. The increase in average interest earning assets during the period was mainly due to the acquired loans from the FDIC-assisted transactions during the first quarter of 2010, coupled with maintaining a stable current borrower base.

The return on average interest earning assets before income taxes was 1.96 percent compared with 1.57 percent for the prior year period. The 39 basis point increase in net interest margin was mainly the result of a 26 basis point decrease in costs associated with our funding sources and a 13 basis point increase in interest yield.

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

For the three months ended September 30, 2010, income before income taxes decreased $1.8 million to $13.9 million compared with the three months ended September 30, 2009 primarily due to a 32 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current interest rate environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously diminishing the capital required for the portfolio. As a result of this strategy, coupled with the current interest rate environment, investments purchased during 2010 were typically lower yielding than investments held or purchased in 2009.

Corporate Segment

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes, as well as income and expense from derivative financial instruments.

The loss before income taxes for the corporate segment decreased $1.3 million to $10.1 million for the three months ended September 30, 2010 compared with $11.3 million for the three months ended September 30, 2009. Non-interest income increased $894 thousand as no credit impairment losses on securities were recognized during the quarter ended September 30, 2010. Non-interest expense increased $2.9 million and was offset by a $3.4 million decrease in internal transfer income.

The following tables present the financial data for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,331,912	$6,148,697	$3,218,945	$—	$12,699,554
Income (loss) before income taxes	43,706	74,975	41,197	(26,417)	133,461
Annualized return on average interest earning assets (pre-tax)	1.75%	1.63%	1.71%	N/A	1.40%

	Nine Months Ended September 30, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)

Average interest earning assets	$3,859,376	$5,927,955	$3,251,154	$—	$13,038,485
Income (loss) before income taxes	48,908	60,334	46,010	(34,544)	120,708
Annualized return on average interest earning assets (pre-tax)	1.69%	1.36%	1.89%	N/A	1.23%

Consumer Lending

Income before income taxes during the nine months ended September 30, 2010 decreased $5.2 million to $43.7 million, as compared with the nine months ended September 30, 2009. The decrease is primarily due to declines in net interest income and non-interest income, partially offset by decreases in internal transfer expenses and the provision for loan losses. Net interest income decreased $10.5 million to $97.4 million, compared to $107.9 million for the same period last year, as a $527.5 million decrease in average assets and a decrease in yield were only partially offset by the decline in our cost of funds. The provision for loan losses decreased $5.3 million to $11.8 million when compared to the prior year period mainly due to the decreases in net charge-offs and delinquent consumer loans.

The return on average interest earning assets before income taxes increased to 1.75 percent compared with 1.69 percent for the prior year period as the net interest margin increased by 17 basis points to 3.90 percent as a result of a sharp decline of 38 basis points in our cost of funds as compared to the yield on average interest earning assets which declined by 21 basis points.

Commercial Lending

For the nine months ended September 30, 2010, income before income taxes increased $14.6 million to $75.0 million compared with the prior year primarily due to a $220.7 million increase in average interest earning assets, which drove the increase in interest yield. Net interest income increased $27.3 million, due to the aforementioned increase in interest yield, partially offset by a $3.9 million increase in the provision for loan losses, a $6.7 million increase in internal transfer expense, and a $2.2 million increase in non-interest expense.

Net interest margin increased 46 basis points mainly as a result of a 38 basis point decrease in costs associated with our funding sources and an 8 basis points increase in interest yield. The return on average interest earning assets before income taxes was 1.63 percent as compared to 1.36 percent for the prior year period.

Investment Management

For the nine months ended September 30, 2010, income before income taxes decreased $4.8 million to $41.2 million compared with the same period of 2009 primarily due to a 53 basis point decrease in the yield on average investments. The decline in investment yields is mainly attributable to the current low interest rate environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously decreasing the capital required for the portfolio. The return on average interest earning assets before income taxes decreased to 1.71 percent compared with 1.89 percent for the prior year period. Average investments decreased $32.2 million to $3.2 billion, due to normal principal paydowns and lower levels of excess liquidity maintained by management for reinvestment in securities due to the low level of interest rates.

Corporate Segment

The loss before income taxes for the corporate segment decreased $8.1 million to $26.4 million for the nine months ended September 30, 2010 compared to $34.5 million for the nine months ended September 30, 2009. Increases in both non-interest income and internal transfer income were only partially offset by an increase in non-interest expense. Non-interest income increased $9.3 million partly due to a $4.1 million decrease in net trading losses caused by the effect of the mark to market valuation of our junior subordinated debentures carried at fair value, and a $4.4 million increase in net gains (losses) on securities transactions mainly due to the gains recognized on the sale of approximately $307 million in U.S. Treasury securities classified as available for sale during the first six months in 2010.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2010. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2010. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2010. Although the size of Valley’s balance sheet is forecasted to remain constant as of September 30, 2010 in our model, the composition is adjusted to reflect new interest earning assets and interest bearing liability originations and rate spreads utilizing our actual originations during the third quarter of 2010. The model utilizes an immediate parallel shift in the market interest rates at September 30, 2010.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)

+200	2,779	0.60%
+100	(2,737)	(0.59)
-100	699	0.15

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table above, due to the frequency and timing of changes in interest rates, and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can increase the cost of deposits and negatively impact the level of interest rates attainable on loans, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At September 30, 2010, the Bank was in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks, investment securities held to maturity maturing within one year, investment securities available for sale, trading securities and loans held for sale. These liquid assets totaled approximately $1.7 billion and $2.2 billion as of September 30, 2010 and December 31, 2009, respectively, representing 13.5 percent and 17.4 percent of earning assets, at September 30, 2010 and December 31, 2009, respectively. Of the $1.7 billion of liquid assets at September 30, 2010, approximately $1.5 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies.

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

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.4 billion for the third quarter of 2010 and $8.0 billion for the year ended December 31, 2009, representing 65.8 percent and 61.7 percent of average earning assets at September 30, 2010 and December 31, 2009, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

In the event that additional short-term liquidity is needed, Valley National Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. Valley National Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Additionally, funds could be borrowed overnight from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During 2010, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of commercial and industrial loans. At September 30, 2010, our borrowing capacity under the Fed’s discount window was approximately $977 million.

We have access to a variety of short-term and long-term borrowing sources to support our asset base. Short-term borrowings may include federal funds purchased, repos, treasury tax and loan accounts, and FHLB advances. Short-term borrowings increased approximately $115.1 million to $331.3 million at September 30, 2010, as compared to $216.1 million at December 31, 2009, as a result of increases of $100 million and $50 million in overnight FHLB advances and federal funds purchased, respectively, partially offset by a decrease of $30.6 million in customer repos caused by a lower amount of customer funds being swept from non-interest bearing and money market deposits. At September 30, 2010, all short-term repos represent customer deposit balances being swept into this vehicle overnight.

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

Investment Securities Portfolio

As of September 30, 2010, we had approximately $1.8 billion, $1.1 billion, and $32.1 million in held to maturity, available for sale and trading securities, respectively. During the nine months ended September 30, 2010, we recognized net gains on securities transactions of $4.6 million mainly due to the sale of approximately $307 million of U.S. Treasury securities classified as available for sale during the first six months of 2010. Most of the sale proceeds were held on deposit with the Federal Reserve as a source of liquidity for potential redemptions of deposits assumed in our FDIC-assisted transactions during the first quarter of 2010 and then re-invested in similar duration U.S. government agency and residential mortgage-backed securities issued by Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled securities), common equity securities issued by banks, and bank issued corporate bonds may pose a higher risk of future impairment charges by us as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank issuers of trust preferred securities may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and their capital ratios are at or above the minimum amounts to be considered “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2010.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Held to maturity
Investment grades:*
AAA Rated	$1,098,228	$36,360	$(149)	$1,134,439
AA Rated	149,862	6,741	(2)	156,601
A Rated	105,821	5,182	—	111,003
BBB Rated	113,132	4,627	(10,289)	107,470
Non-investment grade	24,487	600	(651)	24,436
Not rated	285,326	150	(53,246)	232,230

Total investment securities held to maturity	$1,776,856	$53,660	$(64,337)	$1,766,179

Available for sale
Investment grades:*
AAA Rated	$790,533	$40,629	$(684)	$830,478
AA Rated	34,857	2,006	(1,191)	35,672
A Rated	42,870	2,217	(10,130)	34,957
BBB Rated	57,452	945	(6,601)	51,796
Non-investment grade	115,340	578	(6,314)	109,604
Not rated	26,570	553	(27)	27,096

Total investment securities available for sale	$1,067,622	$46,928	$(24,947)	$1,089,603

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $285.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $53.2 million at September 30, 2010. The unrealized losses for this category relate mainly to 11 single-issuer bank trust preferred securities, of which $38.3 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of September 30, 2010 (see the “Held to Maturity” section of Note 8 to the consolidated financial statements for further discussion of this bank issuer). Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

Although the majority of these financial institutions were performing at September 30, 2010, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during this year. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 8 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized cost and fair values totaling $115.3 million and $109.6 million, respectively, at September 30, 2010. The $6.3 million in unrealized losses for this category mainly relate to 6 private label mortgage-backed securities and 2 pooled trust preferred securities. The majority of these non-investment grade securities were previously impaired securities and are discussed further in the section below and Note 8 to the consolidated financial statements.

Other-Than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section included in this MD&A for further discussion of this policy.

No impairment charges were recognized on securities in earnings during the third quarter of 2010, as compared to $2.0 million in the second quarter of 2010 and $743 thousand during the third quarter of 2009. For the nine months ended September 30, 2010, Valley recognized impairment charges on a total of five individual private label mortgage-backed securities and two pooled trust preferred securities. All of these securities, with the exception of one security were found to be initially impaired in 2009. For further details see Note 8 to the consolidated financial statements.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	($ in thousands)

Non-covered loans:
Commercial and industrial loans	$1,824,014	$1,760,071	$1,765,431	$1,801,251	$1,804,822
Mortgage:
Construction	440,929	437,115	433,999	440,046	446,662
Residential mortgage	1,890,439	1,911,466	1,893,279	1,943,249	2,011,532
Commercial real estate	3,406,089	3,444,169	3,483,378	3,500,419	3,473,628

Total mortgage loans	5,737,457	5,792,750	5,810,656	5,883,714	5,931,822
Consumer:
Home equity	531,168	545,607	553,951	566,303	575,332
Credit card	9,462	9,571	9,526	10,025	9,916
Automobile	877,298	866,313	934,118	1,029,958	1,114,070
Other consumer	75,262	71,338	70,988	78,820	75,451

Total consumer loans	1,493,190	1,492,829	1,568,583	1,685,106	1,774,769
Total non-covered loans	9,054,661	9,045,650	9,144,670	9,370,071	9,511,413

Covered loans	377,036	385,326	425,042	—	—

Total loans*	$9,431,697	$9,430,976	$9,569,712	$9,370,071	$9,511,413

As a percent of total loans:
Commercial and industrial loans	19.4%	18.7%	18.4%	19.2%	19.0%
Mortgage loans	60.8	61.4	60.7	62.8	62.4
Consumer loans	15.8	15.8	16.5	18.0	18.6
Covered loans	4.0	4.1	4.4	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

*	Total loans are net of unearned discount and deferred loan fees totaling $9.0 million, $9.2 million, $8.6 million, $8.7 million, and $7.8 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.

Non-Covered Loans

Non-covered loans are loans not subject to loss-sharing agreements with the FDIC. Non-covered loans increased $9.0 million to approximately $9.1 billion at September 30, 2010 from June 30, 2010. The linked quarter increase was mainly comprised of increases in commercial and industrial, and automobile loans of $63.9 million and $11.0 million, respectively, partially offset by decreases of $38.1 million, $21.0 million, and $14.4 million in commercial real estate, residential mortgage, and home equity, respectively. The commercial and industrial loan portfolio increased by approximately 14.5 percent during the third quarter of 2010 mainly due to an increase in loan demand from new customers in our New York City market taken from larger money center banks and higher existing line of credit usage by customers. Automobile loans increased mainly due to the purchase of approximately $37 million in prime indirect auto loans during the third quarter of 2010. Commercial real estate loans continued to decline during 2010 due to the economic conditions and a lack of new quality loan opportunities. The decrease in residential mortgage portfolio was caused by the transfer of approximately $83 million in conforming 15 and 20 year fixed rate loans to loans held for sale during the third quarter of 2010, which were later sold to Fannie Mae in October 2010. Home equity loans declined quarter over quarter as many borrowers continue to refinance their first mortgages at historically low rates and roll home equity balances into the new mortgage, and customer line of credit usage declined over concerns about the economy.

Covered Loans

Loans for which Valley National Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $377.0 million at September 30, 2010. The fair value of the covered loans includes estimates of credit losses as of the acquisition dates. Our estimate of acquisition date credit losses increased during the second quarter of 2010 as additional information, which existed at the acquisition date, became available to us resulting in a large portion of the quarter over quarter decline in covered loans during the second quarter of 2010 shown in the table above. See Note 7 to the consolidated financial statements for more details.

We may experience slow growth or declines in the loan portfolio during 2010 and beyond due to a slow economic recovery cycle, increased competition for quality borrowers, or a change in asset/liability management strategy.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consists of automobiles, as well as two aircraft at September 30, 2010. Non-accrual loans exclude covered loans that are accounted for on a pool basis and are considered to be performing. Loans are generally placed on a non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. Given the state of the U.S. economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio even though they have increased steadily since the third quarter of 2009, as shown in the table below and may continue to increase in relation to the U.S. economy.

The following table sets forth non-performing assets and accruing past due non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	($ in thousands)
Accruing past due loans:(1)
30 to 89 days past due:
Commercial and industrial	$9,917	$14,262	$14,633	$11,949	$11,552
Construction	3,750	5,810	12,747	1,834	—
Residential mortgage	13,426	8,421	9,659	12,462	11,425
Commercial real estate	7,281	6,001	11,365	4,539	11,659
Consumer	15,937	17,088	16,302	22,835	20,883

Total 30 to 89 days past due	50,311	51,582	64,706	53,619	55,519

90 or more days past due:
Commercial and industrial	722	502	501	2,191	2,329
Construction	—	1,507	—	—	2,795
Residential mortgage	1,297	1,676	1,331	1,421	13,034
Commercial real estate	1,424	1,608	1,039	250	2,563
Consumer	924	786	1,180	1,263	2,373

Total 90 or more days past due	4,367	6,079	4,051	5,125	23,094

Total accruing past due loans	$54,678	$57,661	$68,757	$58,744	$78,613

Non-accrual loans:(1)
Commercial and industrial	$16,967	$16,240	$12,559	$17,424	$18,375
Construction	29,535	28,581	23,975	19,905	19,093
Residential mortgage	27,198	25,916	24,053	22,922	13,599
Commercial real estate	29,833	30,798	28,869	29,844	22,191
Consumer	2,069	1,975	2,140	1,869	787

Total non-accrual loans	105,602	103,510	91,596	91,964	74,045

Other real estate owned(2)	4,698	4,633	4,534	3,869	3,816
Other repossessed assets	1,849	1,666	2,554	2,565	4,931

Total non-performing assets (“NPAs”)	$112,149	$109,809	$98,684	$98,398	$82,792

Troubled debt restructured loans	$48,229	$47,959	$3,575	$19,072	$19,406
Total non-accrual loans as a % of loans	1.12%	1.10%	0.96%	0.98%	0.78%
Total NPAs as a % of loans and NPAs	1.18	1.15	1.02	1.04	0.86
Total accruing past due and non-accrual loans as a % of loans	1.70	1.71	1.68	1.61	1.60
Allowance for loans losses as a % of non-accrual loans	107.75	106.89	112.98	110.90	139.71

(1)

Past due loans and non-accrual loans exclude loans that were acquired as part of the Liberty Pointe Bank and The Park Avenue Bank FDIC-assisted transactions. Fair value of these loans as of acquisition includes estimates of credit losses. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(2)

This table excludes other real estate owned that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. Other real estate owned related to the FDIC-assisted transactions, which totaled $12.5 million at September 30, 2010, is subject to the loss-sharing agreements with the FDIC.

Total non-performing assets (“NPAs”), consisting of non-accrual loans, OREO and other repossessed assets, totaled $112.1 million, or 1.18 percent of loans and NPAs at September 30, 2010 compared to $109.8 million, or 1.15 percent of loans and NPAs at June 30, 2010. The increase was mainly due to non-accrual loans which increased to $105.6 million at September 30, 2010 as compared to $103.5 million at June 30, 2010. Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $115.3 million at September 30, 2010 and had $14.0 million in related specific reserves included in our total allowance for loan losses. OREO and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $6.5 million at September 30, 2010 as compared to $6.3 million at June 30, 2010.

Loans past due 90 days or more and still accruing decreased to $4.4 million, or 0.05 percent of total loans at September 30, 2010 compared to $6.1 million, or 0.06 percent at June 30, 2010 primarily due to a $1.5 million decrease in construction loans within this delinquency category.

Troubled debt restructured loans, with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case-by-case basis. However, we typically lower the monthly payments on such loans through either a reduction in interest rate, an extension of the maturity date, or combination of these two items. At September 30, 2010, accruing troubled debt restructured loans, that are performing in accordance with their modified terms, consisted of 17 loans (primarily in the commercial and industrial loan and mortgage loan portfolios) totaling $48.2 million as compared to the same 17 loans totaling $48.0 million at June 30, 2010. The increase was due to a normal advance on a restructured construction loan. On an aggregate basis, the $48.2 million in restructured loans at September 30, 2010 had a weighted average modified interest rate of approximately 4.6 percent.

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

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the periods and on the dates indicated. The fair value of covered loans as of the acquisition includes estimates of credit losses. As of September 30, 2010 our estimates of these credit losses have not been adjusted, therefore, the allowance for credit losses does not reflect any valuation allowances for covered loans.

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	($ in thousands)

Average loans outstanding	$9,474,723	$9,544,364	$9,581,388	$9,480,609	$9,787,331

Beginning balance - Allowance for credit losses	$112,504	$105,283	$102,317	$103,655	$94,738

Loans charged-off:
Commercial and industrial	(3,223)	(1,978)	(5,302)	(13,882)	(11,886)
Construction	(5)	—	—	(424)	—
Residential mortgage	(844)	(1,632)	(1,008)	(3,011)	(1,757)
Commercial real estate	(307)	(760)	(177)	(1,723)	(302)
Consumer	(2,485)	(2,515)	(4,324)	(8,873)	(14,109)

	(6,864)	(6,885)	(10,811)	(27,913)	(28,054)

Charged-off loans recovered:
Commercial and industrial	187	768	100	3,317	226
Construction	—	—	—	—	—
Residential mortgage	28	47	16	80	28
Commercial real estate	19	26	15	139	45
Consumer	533	827	695	2,080	2,304

	767	1,668	826	5,616	2,603

Net charge-offs	(6,097)	(5,217)	(9,985)	(22,297)	(25,451)
Provision charged for credit losses	9,308	12,438	12,722	34,357	35,767

Ending balance - Allowance for credit losses	$115,715	$112,504	$105,054	$115,715	$105,054

Components of allowance for credit losses:
Allowance for loan losses	$113,786	$110,645	$103,446	$113,786	$103,446
Reserve for unfunded letters of credit	1,929	1,859	1,608	1,929	1,608

Allowance for credit losses	$115,715	$112,504	$105,054	$115,715	$105,054

Components of provision for credit losses:
Provision for loan losses	$9,238	$12,376	$12,671	$34,093	$35,653
Provision for unfunded letters of credit	70	62	51	264	114

Provision for credit losses	$9,308	$12,438	$12,722	$34,357	$35,767

Ratio of net charge-offs during the period to average loans outstanding during the period	0.26%	0.22%	0.42%	0.31%	0.35%
Allowance for loan losses as a % of non-covered loans	1.26%	1.22%	1.09%	1.26%	1.09%
Allowance for credit losses as a % of non-covered loans	1.28%	1.24%	1.10%	1.28%	1.10%

Net loan charge-offs increased $880 thousand to $6.1 million for the three months ended September 30, 2010 compared with the second quarter of 2010, mainly due to a lower level of loan recoveries. During the third quarter of 2010, we experienced higher charge-offs within the commercial and industrial loan portfolio, partially offset by lower residential mortgage, commercial real estate, and consumer loan portfolios as compared to the second quarter of 2010.

The provision for credit losses totaled $9.3 million for the third quarter of 2010, as compared to $12.4 million for the second quarter of 2010 and $12.7 million for the third quarter of 2009. The quarter over quarter decline in the provision for credit losses reflects the stabilization of our charge-offs, improvements in the ratings of our internally criticized loans, and slow loan growth. The provision for credit losses totaled $34.4 million for the nine months ended September 30, 2010 compared to $35.8 million for the same period in 2009. The provision for credit losses was $12.1 million higher than net charge-offs totaling $22.3 million in the nine months ended September 30, 2010 and reflects the current level of loan delinquencies and impaired loans, the risk of further loan delinquencies resulting from the current economic environment, as well as other factors identified by management.

The following table summarizes the allocation of the allowance for credit losses to specific loan categories and the allocations as a percentage of each non-covered loan category:

Allocation of Allowance for Credit Losses

	September 30, 2010		June 30, 2010		December 31, 2009
	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category	Allowance Allocation	Allocation as a % of Non-Covered Loan Category
	($ in thousands)

Non-covered loan category:

Commercial and industrial loans *	$55,346	3.03%	$55,662	3.16%	$50,932	2.83%

Mortgage:
Construction	14,485	3.29	15,000	3.43	15,263	3.47
Residential mortgage	8,196	0.43	6,412	0.34	5,397	0.28
Commercial real estate	15,980	0.47	15,097	0.44	10,253	0.29

Total mortgage loans	38,661	0.67	36,509	0.63	30,913	0.53

Consumer:
Home equity	1,628	0.31	1,667	0.31	1,680	0.30
Other consumer	11,952	1.24	11,649	1.23	13,800	1.23

Total consumer loans	13,580	0.91	13,316	0.89	15,480	0.92

Unallocated	8,128	N/A	7,017	N/A	6,330	N/A

Total	$115,715	1.28	$112,504	1.24	$103,655	1.11

*	Includes the reserve for unfunded letters of credit.

The allowance for credit losses as a percentage of non-covered loans increased 4 basis points to 1.28 percent at September 30, 2010 as compared to 1.24 percent at June 30, 2010 and increased 17 basis points as compared to 1.11 percent at December 31, 2009. The quarter over quarter increase was mainly the result of an increase in our allocated reserves for the residential mortgage portfolio and weak economic indicators within our primary markets. Our allocated reserves for the residential mortgage portfolio increased $1.8 million or 9 basis points as a percentage of the residential mortgage portfolio at September 30, 2010 as a result of a 16.4 percent increase in residential mortgage delinquencies, higher net charge-offs during 2010, and continued weak housing and unemployment data.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2010 and December 31, 2009, shareholders’ equity totaled approximately $1.3 billion for both periods, or 9.1 percent and 8.8 percent of total assets, respectively. During the nine months ended September 30, 2010, total shareholders’ equity moderately increased mainly due to net income of $93.0 million, a $10.0 million decrease in our accumulated other comprehensive loss, and 440 thousand shares of treasury stock reissued under our dividend reinvestment plan for net proceeds totaling $6.3 million, partially offset by cash dividends on common stock totaling $86.2 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at September 30, 2010 was a $13.7 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $2.0 million net unrealized gain, net of deferred tax at December 31, 2009. Also, included as a component of accumulated other comprehensive loss at September 30, 2010 was a charge of $18.4 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $5.2 million unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

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

On January 17, 2007, Valley’s Board of Directors approved the repurchase of up to 4.3 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. During the nine months ended September 30, 2010, Valley purchased approximately 9 thousand shares of its outstanding common stock at an average price of $13.30 to facilitate the vesting of employee stock awards.

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under risk-based capital guidelines at September 30, 2010 and December 31, 2009.

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)

As of September 30, 2010
Total Risk-based Capital
Valley	$1,331,120	12.6%	$846,382	8.0%	$	N/A	N/A	%
Valley National Bank	1,268,703	12.0	845,036	8.0		1,056,295	10.0
Tier I Risk-based Capital
Valley	1,135,405	10.7	423,191	4.0		N/A	N/A
Valley National Bank	1,072,988	10.2	422,518	4.0		633,777	6.0
Tier I Leverage Capital
Valley	1,135,405	8.3	548,922	4.0		N/A	N/A
Valley National Bank	1,072,988	7.8	548,018	4.0		685,023	5.0

As of December 31, 2009
Total Risk-based Capital
Valley	$1,341,943	12.5%	$856,178	8.0%	$	N/A	N/A	%
Valley National Bank	1,231,429	11.5	854,648	8.0		1,068,310	10.0
Tier I Risk-based Capital
Valley	1,138,288	10.6	428,089	4.0		N/A	N/A
Valley National Bank	1,027,774	9.6	427,324	4.0		640,986	6.0
Tier I Leverage Capital
Valley	1,138,288	8.1	559,483	4.0		N/A	N/A
Valley National Bank	1,027,774	7.4	558,367	4.0		697,959	5.0

Valley’s Tier I capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of September 30, 2010 and December 31, 2009. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. As discussed elsewhere in this MD&A, the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier I capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier I capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier I capital at September 30, 2010. See Note 13 to the consolidated financial statements for additional information.

Book value per share was $7.93 and $7.80 at September 30, 2010 and December 31, 2009, respectively. Tangible book value per share amounted to $5.84 and $5.80 at September 30, 2010 and December 31, 2009, respectively. Tangible book value, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2010	December 31, 2009
	($ in thousands)

Common shares outstanding	161,123,404	160,637,298

Shareholders’ equity	$1,278,019	1,252,854
Less: Goodwill and other intangible assets	337,431	320,729

Tangible shareholders’ equity	$940,588	$932,125

Tangible book value per common share	$5.84	$5.80

Book value per share	$7.93	$7.80

Management believes the tangible book value per share ratio provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 6.9 percent for the nine months ended September 30, 2010, and was negatively impacted by net trading losses caused primarily by non-cash mark to market losses on the fair value of junior subordinated debentures and net impairment losses on securities. While we expect that our rate of earnings retention will improve in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued recessionary economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.54 per common share for both the nine months ended September 30, 2010 and 2009. The Board continued the cash dividend unchanged during the third quarter of 2010 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2009 in the MD&A section – “Off-Balance Sheet Arrangements”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 54 for a discussion of interest rate sensitivity.

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

Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking, we are uncertain as to the impact that some of the provisions of the Dodd-Frank Act will have on Valley and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

Regulatory changes may reduce our fee income.

On July 6, 2010 final rules implemented by the Federal Reserve took effect which impose overdraft and interchange fee restrictions and will likely reduce our non-interest income. The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. As of September 30, 2010, a large number of customers “opted in” to our standard overdraft practice, therefore the impact on our non-interest income was insignificant for the three months ended September 30, 2010. However, we can provide no assurance that the change in regulation will not materially restrict or reduce our ability to generate these fees in the future periods.

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

We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market.

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market sellers from secondary market purchasers. Since January 1, 2006, we have originated and sold over 6,000 individual residential mortgages totaling approximately $988 million. During this same period, we have received only two loan repurchase requests, of which both requests resulted in the repurchases of performing residential mortgages by Valley. The repurchases occurred during 2010 and one of the two loans was subsequently sold at a premium, while the other repurchased loan continues to perform to its contractual terms within our portfolio. As of September 30, 2010, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans(1)

July 1, 2010 to July 31, 2010	2,523	(2)	$13.62	—	3,730,127
August 1, 2010 to August 31, 2010	—		—	—	3,730,127
September 1, 2010 to September 30, 2010	16	(2)	13.12	—	3,730,127

Total	2,539			—

(1)	On January 17, 2007, Valley publicly announced its intention to repurchased up to 4.3 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2010.
(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Item 6.	Exhibits

(3)

Articles of Incorporation and By-laws:

A.      Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

B.     By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.

(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company.*

(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman of the Board, President and Chief Executive Officer of the Company and Alan D. Eskow, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Date File *, **

*	Filed herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date: November 8, 2010	/S/ GERALD H. LIPKIN
Gerald H. Lipkin
Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2010	/S/ ALAN D. ESKOW
Alan D. Eskow
Senior Executive Vice President and Chief Financial Officer