Form 10-K
period 2010-12-31
VALLEY NATIONAL BANCORP
filed 2011-03-01
CIK 714310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11277

VALLEY NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2477875
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1455 Valley Road Wayne, NJ	07470
(Address of principal executive office)	(Zip code)

973-305-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value	New York Stock Exchange
VNB Capital Trust I 7.75% Trust Preferred Securities (and the Guarantee by Valley National Bancorp with respect thereto)	New York Stock Exchange
Warrants to purchase Common Stock Warrants to purchase Common Stock	New York Stock Exchange NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.1 billion on June 30, 2010.

There were 161,589,341 shares of Common Stock outstanding at February 23, 2011.

Documents incorporated by reference:

Certain portions of the registrant’s Definitive Proxy Statement (the “2011 Proxy Statement”) for the 2011 Annual Meeting of Shareholders to be held April 13, 2011 will be incorporated by reference in Part III. The 2011 proxy statement will be filed within 120 days of December 31, 2010.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2010, Valley had consolidated total assets of $14.1 billion, total loans of $9.4 billion, total deposits of $9.4 billion and total shareholders’ equity of $1.3 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of VNB Capital Trust I and GCB Capital Trust III, through which trust preferred securities were issued. VNB Capital Trust I and GCB Capital Trust III are not consolidated subsidiaries. See Note 12 to the consolidated financial statements.

Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 198 full-service banking offices located throughout northern and central New Jersey and the New York City boroughs of Manhattan, Brooklyn and Queens. The Bank provides a full range of commercial, retail and wealth management financial services products. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. The Bank also provides certain international banking services to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange, documentary collections, foreign wire transfers and the maintenance of foreign bank accounts.

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

The Bank’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary, which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries, all subsidiaries mentioned above are directly or indirectly wholly owned by the Bank. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of their outstanding non-voting preferred stock to individuals, most of whom are non-senior management Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.

Valley National Bank reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. See Note 19 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment

Commercial and Industrial Loans. We make commercial loans to small and middle market businesses most often located in the New Jersey and New York area. Our borrowers tend to be companies and individuals with clear credit histories that demonstrate a historic ability to repay current and proposed future debts. Our loan decisions will include consideration of a borrower’s standing in the community, willingness to repay debts, collateral coverage and other forms of support. Strong consideration is given to long term existing customers that have maintained a favorable relationship. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customer’s financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle by the conversion of short-term assets into cash. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or, partly collateralized by real estate. Unsecured loans, when made, are granted to the Bank’s most credit worthy borrowers. In addition, through our subsidiaries we make aviation loans, provide financing to the diamond and jewelry industry, the medical equipment leasing market, and engage in asset based accounts receivable and inventory financing.

Commercial Real Estate. We originate commercial real estate loans that are secured by multi-unit residential property and non-owner occupied commercial, industrial, and retail property within New Jersey, New York and Pennsylvania. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is structured on a fully amortizing basis for terms up to thirty years. When underwriting a commercial real estate loan, primary consideration is given to the financial strength and ability of the borrower to service the debt, and the experience and qualifications of the borrower’s management and/or guarantors. The underlying collateral value of the mortgaged property and/or financial strength of the guarantors are considered secondary sources of repayment.

Consumer Lending Segment

Residential Mortgage. We will offer a full range of residential mortgage loans for the purpose of purchasing or refinancing one-to-four family residential properties. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2010 was 53 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 768. Terms of first mortgages range from 10 years for interest only loans, to 30 years for fully amortizing loans. In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.

Other Consumer. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, home equity loans and lines of credit, credit card loans, and to a lesser extent, secured and unsecured other consumer loans. Valley is a auto lender in New Jersey, New York, Pennsylvania, and Connecticut offering direct auto loans secured by either new or used automobiles. Auto loans may be originated directly with the purchasers of the automobile and indirect auto loans are purchased from approved automobile dealers. Home equity lines of credit are secured by 1 to 4 family residential properties and are generally provided as a convenience to our residential mortgage borrowers. Home equity loans and home equity lines of credit may have a variety of terms, interest rates and amortization features. Other consumer loans include direct consumer term loans, both secured and unsecured. From time to time, the Bank will also purchase prime consumer loans originated by and serviced by other financial institutions based on several factors, including current secondary market rates, excess liquidity and other asset/liability management strategies.

Wealth Management. Our Wealth Management Division provides coordinated and integrated delivery of asset management advisory, trust, brokerage, insurance including title insurance agency, asset management advisory, and asset-based lending support services. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom tailored investment strategies designed for various types of retirement plans.

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

Employees

At December 31, 2010, Valley National Bank and its subsidiaries employed 2,720 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

Executive Officers

Names	Age at December 31, 2010	Executive Officer Since	Office
Gerald H. Lipkin	69	1975	Chairman of the Board, President and Chief Executive Officer of Valley and Valley National Bank
Peter Crocitto	53	1991	Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank
Alan D. Eskow	62	1993	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Valley and Valley National Bank
Albert L. Engel	62	1998	Executive Vice President of Valley and Valley National Bank
Robert E. Farrell	64	1990	Executive Vice President of Valley and Valley National Bank
James G. Lawrence	67	2001	Executive Vice President of Valley and Valley National Bank
Robert M. Meyer	64	1997	Executive Vice President of Valley and Valley National Bank
Bernadette M. Mueller	52	2009	Executive Vice President of Valley and Valley National Bank
Robert J. Mulligan	63	1991	Executive Vice President of Valley and Valley National Bank
Elizabeth E. De Laney	46	2007	First Senior Vice President of Valley National Bank
Kermit R. Dyke	63	2001	First Senior Vice President of Valley National Bank
Richard P. Garber	67	1992	First Senior Vice President of Valley National Bank
Eric W. Gould	42	2001	First Senior Vice President of Valley National Bank
Russell C. Murawski	61	2007	First Senior Vice President of Valley National Bank
John H. Noonan	64	2006	First Senior Vice President of Valley National Bank
Ira D. Robbins	36	2009	First Senior Vice President of Valley National Bank
Stephen P. Davey	55	2002	Senior Vice President of Valley National Bank
Robert A. Ewing	56	2007	Senior Vice President of Valley National Bank

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

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

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more (such as Valley), increases the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets (See “Insurance of Deposit Accounts” section below);

•

Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•

Requires public companies to give shareholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;

•	Authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials;

•

Directs federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;

•

Prohibits a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;

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

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and

•	Authorizes de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over time, and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

Troubled Asset Relief Capital Purchase Program

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, Treasury instituted the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

In November 2008, we decided to enter into a Securities Purchase Agreement with the U.S. Treasury that provided for our participation in the TARP Capital Purchase Program. On November 14, 2008, Valley issued and sold to the U.S. Treasury 300,000 shares of Valley Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to approximately 2.5 million shares of Valley common shares (at $17.77 per share, adjusted for the 5 percent stock dividend issued on May 21, 2010).

During 2009, we incrementally repurchased all 300,000 preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). After negotiation with the U.S. Treasury, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury sold the warrants through a public auction completed on May 24, 2010. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Valley did not receive any of the proceeds of the warrant offering and is no longer a participant in the TARP program.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting, to increase corporate responsibility and to protect investors. Among other things, the Sarbanes-Oxley Act of 2002 has:

•

required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting;

•

imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, including certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•	established independence requirements for audit committee members and outside auditors;

•	created the Public Company Accounting Oversight Board (“PCAOB”); and

•	increased various criminal penalties for violations of securities laws.

Each of the national stock exchanges, including the New York Stock Exchange (“NYSE”) where Valley common securities are listed and the NASDAQ Capital Market, where certain Valley warrants are listed, have corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating, corporate governance and audit committees.

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

In 2009, the FDIC imposed a special emergency assessment on all insured institutions in order to cover losses to the Deposit Insurance Fund resulting from bank failures. Valley National Bank recorded an expense of $6.5 million during the quarter ended June 30, 2009, to reflect the special assessment. In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5 percent annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Valley National Bank prepaid approximately $45.5 million in estimated assessment fees. Because the prepaid assessments represent the prepayment of future expense, they do not affect Valley National Bank’s capital (the prepaid asset will have a risk-weighting of zero percent) or tax obligations. The balance of prepaid FDIC assessment fees at December 31, 2010 was $33.4 million.

In February 2011, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminate the adjustment for secured borrowings, including Federal Home Loan Bank advances, and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from 2.5 to 45 basis points. The changes will go into effect beginning April 1, 2011 and the first new assessment will be payable as a reduction to our prepaid FDIC assessment fees in the third quarter of 2011. We are currently evaluating the final rule’s impact on the level of Valley National Bank’s FDIC assessment fees and can provide no assurance that such fees will not materially increase in the future.

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. On January 18, 2011, the FDIC issued a final rule to include Interest on Lawyer Trust Accounts (“IOLTAs”) in the temporary unlimited deposit coverage for non-interest bearing demand transactions accounts.

The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Temporary Liquidity Guarantee Program

The FDIC’s Transaction Account Guarantee (“TAG”) Program, one of two components of the Temporary Liquidity Guarantee Program, provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. Valley National Bank opted to participate in this program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010. We opted out of the second extension and ended our participation in the TAG Program effective June 30, 2010.

The Dodd Frank-Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking (“NOW”) accounts and IOLTAs will no longer be eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. Valley National Bank opted to participate in this component of the Temporary Liquidity Guarantee Program. However, we have not issued debt under the TLG Program.

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

The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2010.

In addition, significant provisions of FDICIA required federal banking regulators to impose standards in a number of other important areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%). The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

Negative Impact of a Persistently Weak Economy.

The United States experienced a severe economic recession in 2008 and 2009. While modest economic growth has recently resumed, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Much of Valley’s lending is in northern and central New Jersey, and Manhattan, Brooklyn and Queens, New York. As a result of this geographic concentration, a further significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Prolonged weakened economic conditions and unemployment in our market area could restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows and results of operation of Valley’s business. Additionally, such weak conditions may also continue to adversely affect our ability to originate loans.

A Significant Portion of Our Loan Portfolio Is Secured By Real Estate, And Events That Negatively Impact The Real Estate Market Could Hurt Our Business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2010, approximately 69 percent of our loans that are not covered by loss-sharing agreements with the FDIC had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home prices in the New Jersey and New York metropolitan markets we serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our financial condition or results of operations. For additional risks related to our sales of residential mortgages in the secondary market, see the “We May Incur Future Losses in Connection With Repurchases and Indemnification Payments Related to Mortgages That We Have Sold Into the Secondary Market” risk section below.

Our Allowance For Loan Losses May Not Be Sufficient to Cover Loan Losses in Our Loan Portfolio.

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

Further Increases in Our Non-performing Assets May Occur and Adversely Affect Our Results of Operations and Financial Condition.

As a result of the economic downturn, particularly during 2009 and the beginning of 2010, we are facing historically high levels of delinquencies on our loans. Our non-performing assets (which consist of non-accrual loans, other real estate owned and other repossessed assets) increased from 0.45 percent of loans and non-performing assets at December 31, 2008 to 1.04 percent and 1.24 percent of loans and non-performing assets at December 31, 2009 and 2010, respectively.

Until economic and market conditions improve at a more rapid pace, we expect to incur charge-offs to our allowance for loan losses and lost interest income relating to an increase in non-performing loans. Our non-performing assets adversely affect our net income in various ways. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

Changes in Interest Rates Can Have an Adverse Effect on Our Profitability.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Valley’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act May Affect Our Business Activities, Financial Position and Profitability By Increasing Our Regulatory Compliance Burden and Associated Costs, Placing Restrictions on Certain Products and Services, and Limiting Our Future Capital Raising Strategies.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by the President of the United States. The Dodd-Frank Act implements significant changes in financial regulation and will impact all financial institutions, including Valley and the Bank. Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Bureau will also have exclusive supervision over our consumer compliance examinations, replacing our current examinations by the Comptroller of the Currency in this area. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and authorizes state attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also restricts the authority of the Comptroller of the Currency to preempt state consumer protection laws applicable to national banks, such as the Bank, and may affect the preemption of state laws as they affect subsidiaries and agents of national banks, changes the scope of federal deposit insurance coverage, and potentially increases the FDIC assessment payable by the Bank. We expect that the Bureau and certain other provisions in the Dodd-Frank Act will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new issuances of trust preferred securities from counting as Tier 1 capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier 1 capital but we will be unable to issue replacement or additional trust preferred securities which would count as Tier 1 capital. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Because many of the Dodd-Frank Act’s provisions require regulatory rulemaking, we are uncertain as to the impact that some of the provisions of the Dodd-Frank Act will have on Valley and the Bank and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

Regulatory Changes May Reduce Our Fee Income.

On July 6, 2010, final rules implemented by the Federal Reserve took effect, which impose overdraft fee restrictions and may reduce our non-interest income. The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. During the second half of 2010, a large number of customers “opted in” to our standard overdraft practice, which has partially mitigated the negative impact of this rule change on the level of service charges on deposit accounts recognized in non-interest income for the year ended December 31, 2010.

In addition, pursuant to Section 1075 of the Dodd-Frank Act, the Federal Reserve has proposed rules, which may limit the debit card interchange fees that we are permitted to charge. These rules, applicable to debit card issuers with assets of over $10 billion such as the Bank, would establish standards for determining whether a debit card interchange fee is reasonable and proportional to the cost incurred for the transaction. Although the new rules are in preliminary form, if they are adopted substantially as proposed we expect that our interchange fees from debit card transactions would substantially decrease. The new rules are scheduled to become effective on July 21, 2011.

We can provide no assurance that the change in regulation will not materially restrict or continue to reduce our ability to generate these fees in the future periods.

Extensive Regulation and Supervision May Have a Material Effect on Our Business.

Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many of the federal laws and regulations are not designed to protect Valley shareholders. Many affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They require Valley to focus lending in defined areas, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations. Valley’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions.

Changes in Accounting Policies or Accounting Standards.

Valley’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of Valley’s assets or liabilities and financial results. Valley identified its accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and Valley’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate based on the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

Declines in Value May Adversely Impact the Investment Portfolio.

As of December 31, 2010, we had approximately $1.9 billion, $1.0 billion, and $31.9 million in held to maturity, available for sale, and trading investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

Among other securities, our investment portfolio includes private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (including three pooled securities), perpetual preferred securities issued by banks, and bank issued corporate bonds. These investments pose a risk of future impairment charges by us as a result of the slow recovery in the U.S. economy and its negative effect on the performance of these issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon requirements or recommendations by bank regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management.

If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

Currently, we own $55.0 million in trust preferred securities (with unrealized losses totaling $38.1 million at December 31, 2010) of one issuer who has elected to defer interest payments since the latter half of 2009 based upon the conditions of an agreement with its bank regulator. At this time, we are uncertain whether in future periods we will be required to take impairment charges with regard to these securities. See Note 4 to the consolidated financial statements for further information.

An Increased Valuation of Our Junior Subordinated Debentures Issued to VNB Capital Trust I May Adversely Impact Our Net Income and Earnings Per Share.

Effective January 1, 2007, we elected to carry the junior subordinated debentures issued to VNB Capital Trust I at fair value. We measure the fair value of these junior subordinated debentures using exchange quoted prices in active markets for similar assets, specifically the trust preferred securities issued by VNB Capital Trust I, which contain identical terms as our junior subordinated debentures (see Note 12 to the consolidated financial statements). As a result, any increase in the market quoted price, or fair market value, of our trust preferred securities will result in a commensurate increase in the liability required to be recorded for the junior subordinated debentures with an offsetting non-cash charge against our earnings. We recognized non-cash charges totaling $5.8 million ($3.8 million after taxes) and $15.8 million ($10.3 million after taxes) during 2010 and 2009, respectively, due to the change in the fair value of the junior subordinated debentures caused by an increase in the market price of the trust preferred securities. The non-cash charges against our earnings do not impact our liquidity or our regulatory capital. We cannot predict whether or to what extent we would be required to take a non-cash charge against earnings related to the change in fair value of our junior subordinated debentures in future periods. Furthermore, changes in the law and regulations or other factors could require us to redeem the junior subordinated debentures at par value. If we are carrying the junior subordinated debentures at a fair value below par value when such redemption occurs, we will be required to record a charge against earnings in the period in which the redemption occurred.

Increased FDIC Assessments will Adversely Affect Our Financial Condition.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $6.5 million. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012 in December 2009. We prepaid a total assessment of $48.5 million in December 2009. Notwithstanding this prepayment, the FDIC may impose additional special assessments for future quarters or may increase the FDIC standard assessments. Furthermore, the Dodd-Frank Act changed the FDIC assessment standards which may cause our assessments to increase. We cannot provide you with any assurances that we will not be required to pay additional FDIC insurance assessments, which could have an adverse effect on our results of operations.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

We May Reduce or Eliminate the Cash Dividend on Our Common Stock.

Our common cash dividend payout per common share was approximately 88.9 percent of our earnings per share for the year ended December 31, 2010. Our low retention rate resulted from earnings being negatively impacted by net trading losses caused primarily by to mark-to-market losses on the fair value of our junior subordinated debentures, net impairment losses on certain investment securities, and the lack of loan growth mainly caused by the current economic conditions. A prolonged economic recovery or a downturn in the economy, an increase in our costs to comply with current and future changes in banking laws and regulations, and other factors may negatively impact our future earnings and ability to maintain our dividend at current levels.

Holders of our common stock are only entitled to receive such cash dividends, as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Also, as a bank holding company, our ability to declare and pay dividends is dependent on federal regulatory considerations including the guidelines of the OCC and the FRB regarding capital adequacy and dividends.

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

Potential Acquisitions May Disrupt Valley’s Business and Dilute Shareholder Value.

Valley regularly evaluates merger and acquisition opportunities, including FDIC-assisted transactions, and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Valley’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Valley’s financial condition and results of operations.

We Are Subject to Certain Risks in Connection With Our Strategy of Growing Through Mergers and Acquisitions Including FDIC-Assisted Transactions.

We continue to pursue a strategy of enhancing our growth by acquiring other financial institutions or their assets and liabilities. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, including additional acquisitions from the FDIC acting in its capacity as receiver for such financial institutions. However, our ability to engage in future mergers and acquisitions depends on our ability to identify potential opportunities, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, our ability to bid competitively for FDIC-assisted transactions, and our ability to receive the necessary regulatory and, where required, shareholder approvals.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., entering into loss-sharing arrangements. However, because such transactions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

Furthermore, mergers and acquisitions involve a number of risks and challenges, including:

•	Potential exposure to asset quality issues or unknown contingent liabilities of the banks, businesses, assets and liabilities we acquire;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired banks, businesses, assets or branches;

•	Our ability to control the incremental non-interest expense from the acquired banks, businesses, assets or branches in a manner that enables us to maintain a favorable overall efficiency ratio; and

•	Our need to finance an acquisition by borrowing funds or raising additional capital, which could diminish our liquidity or dilute the interests of our existing stockholders.

Loans Acquired in Our Recent FDIC-Assisted Transactions May Not Be Covered By Loss-Sharing Agreements if the FDIC Determines That We Have Not Adequately Managed These Agreements.

In connection with the acquisitions of certain assets and liabilities of LibertyPointe Bank and The Park Avenue Bank, we entered into loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreement with the FDIC in the LibertyPointe Bank transaction, the FDIC is obligated to reimburse us for: (i) 80 percent of any future losses on loans covered by the loss-sharing agreement up to $55.0 million, after we absorb such losses up to the first loss tranche of $11.7 million; and (ii) 95 percent of losses in excess of $55.0 million. Under the terms of the loss-sharing agreement with the FDIC in The Park Avenue Bank transaction, the FDIC is obligated to reimburse us for 80 percent of any future losses on covered assets of up to $66.0 million and 95 percent of losses in excess of $66.0 million. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss-sharing agreements are not managed in accordance with their terms. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods.

Failure to Successfully Manage Risks Related to Our Implementation of Growth Strategies Could Have a Material Adverse Effect on Our Business.

Valley has a strategic branch expansion initiative to expand its physical presence in Brooklyn and Queens, as well as add locations within its New Jersey and Manhattan markets. We may also expand our branch network into markets outside of these areas based upon changes in management strategy and/or bank acquisition opportunities that may become available in the future. Valley has opened a combined total of 14 branch locations within Brooklyn and Queens since starting its initiative in these new markets during 2007. Valley’s ability to successfully execute in these markets depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas, and the ability to manage growth. These initiatives could cause Valley’s expenses to increase faster than revenues. Valley can provide no assurances that it will successfully implement or continue these initiatives.

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

The Price of Our Common Stock May Fluctuate.

The price of our common stock on the NYSE constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely and may continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

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

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The substantial decline in residential real estate values and the standards used by some originators has resulted in more repurchase requests to many secondary market participants from secondary market purchasers. Since January 1, 2006, we have originated and sold over 6,500 individual residential mortgages totaling approximately $1.1 billion. During this same period, we have received only two loan repurchase requests, of which both requests resulted in the repurchases of performing residential mortgages by Valley. The repurchases occurred during 2010 and one of the two loans was subsequently re-sold at a premium, while the other repurchased loan continues to perform to its contractual terms within our portfolio. As of December 31, 2010, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We conduct our business at 198 retail banking center locations, with 169 in northern and central New Jersey and 29 in the New York City metropolitan area. We own 93 of our banking center facilities. The other facilities are leased for various terms. Additionally, we have 4 other properties located in New Jersey and New York City that were either owned or under contract to purchase or lease. We intend to develop these properties into new retail branch locations during 2011 and 2012.

Our principal business office is located at 1455 Valley Road, Wayne, New Jersey. Including our principal business office, we own four office buildings in Wayne, New Jersey and one building in Chestnut Ridge, New York which are used for various operations of Valley National Bank and its subsidiaries.

The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $265.6 million at December 31, 2010. We believe that all of our properties and equipment are well maintained, in good condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims.

Item 4.	Removed

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the ticker symbol “VLY”. The following table sets forth for each quarter period indicated the high and low sales prices for our common stock, as reported by the NYSE, and the cash dividends declared per common share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends and stock splits.

	Year 2010			Year 2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$15.10	$12.29	$0.18	$18.37	$7.66	$0.18
Second Quarter	16.19	13.52	0.18	14.73	10.30	0.18
Third Quarter	15.00	12.33	0.18	13.23	10.35	0.18
Fourth Quarter	14.55	12.46	0.18	13.65	11.06	0.18

There were 8,728 shareholders of record as of December 31, 2010.

Restrictions on Dividends

The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to our common stockholders is dividends paid to us from Valley National Bank. Federal laws and regulations contain restrictions on the ability of national banks, like Valley National Bank, to pay dividends. For more information regarding the restrictions on the Bank’s dividends, see “Item 1. Business—Supervision and Regulation—Dividend Limitations” and “Item 1A. Risk Factors—We May Reduce or Eliminate the Cash Dividend on Our Common Stock” above, and Note 16 to the consolidated financial statements contained in Item 8 of this Annual Report. In addition, under the terms of the trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III, we cannot pay dividends on our common stock if we defer payments on the junior subordinated debentures which provide the cash flow for the payments on the trust preferred securities.

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2005 in: (a) Valley’s common stock; (b) the Standard and Poor’s (“S&P”) 500 Stock Index; and (c) the Keefe, Bruyette & Woods’ KBW50 Bank Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Issuer Repurchase of Equity Securities

The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans(1)
October 1, 2010 to October 31, 2010	—		$—	—	3,730,127
November 1, 2010 to November 30, 2010	20,143	(2)	13.00	—	3,730,127
December 1, 2010 to December 31, 2010	500	(2)	13.82	—	3,730,127

Total	20,643			—

(1)

On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.3 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2010.

(2)	Represents repurchases made in connection with the vesting of employee stock awards.

Equity Compensation Plan Information

The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$682,402	$717,411	$735,153	$731,188	$713,930
Interest expense	214,060	262,870	308,895	343,322	316,250

Net interest income—tax equivalent basis (1)	468,342	454,541	426,258	387,866	397,680
Less: tax equivalent adjustment	5,590	5,227	5,459	6,181	6,559

Net interest income	462,752	449,314	420,799	381,685	391,121
Provision for credit losses	49,456	47,992	28,282	11,875	9,270

Net interest income after provisions for credit losses	413,296	401,322	392,517	369,810	381,851
Non-interest income:
Net impairment losses on securities recognized in earnings	(4,642)	(6,352)	(84,835)	(17,949)	(4,722)
Trading (losses) gains, net	(6,897)	(10,434)	3,166	7,399	1,208
Gains on sale of assets, net	619	605	518	16,051	3,849
Other non-interest income	102,247	88,432	84,407	83,527	71,729

Total non-interest income	91,327	72,251	3,256	89,028	72,064

Non-interest expense:
FDIC insurance assessment	13,719	20,128	1,985	1,003	1,085
Goodwill impairment	—	—	—	2,310	—
Other non-interest expense	303,963	285,900	283,263	250,599	249,255

Total non-interest expense	317,682	306,028	285,248	253,912	250,340

Income before income taxes	186,941	167,545	110,525	204,926	203,575
Income tax expense	55,771	51,484	16,934	51,698	39,884

Net income	131,170	116,061	93,591	153,228	163,691
Dividends on preferred stock and accretion	—	19,524	2,090	—	—

Net income available to common stockholders	$131,170	$96,537	$91,501	$153,228	$163,691

Per Common Share (2):
Earnings per share:
Basic	$0.81	$0.64	$0.64	$1.10	$1.16
Diluted	0.81	0.64	0.64	1.10	1.15
Dividends declared	0.72	0.72	0.72	0.72	0.70
Book value	8.02	7.80	7.20	6.84	6.77
Tangible book value (3)	5.89	5.80	5.04	5.37	5.26
Weighted average shares outstanding:
Basic	161,059,906	151,675,691	143,805,528	139,215,889	141,657,890
Diluted	161,068,175	151,676,409	143,884,683	139,628,162	142,235,816
Ratios:
Return on average assets	0.93%	0.81%	0.69%	1.25%	1.33%
Return on average shareholders’ equity	10.32	8.64	8.74	16.43	17.24
Return on average tangible shareholders’ equity (4)	13.97	11.34	11.57	21.17	22.26
Average shareholders’ equity to average assets	9.00	9.40	7.94	7.58	7.72
Tangible common equity to tangible assets (5)	6.90	6.68	5.22	5.94	6.06
Efficiency ratio (6)	57.34	58.67	67.27	53.94	54.00
Dividend payout	88.89	113.43	114.29	65.35	60.71
Risk-based capital:
Tier 1 capital	10.94%	10.64%	11.44%	9.55%	10.56%
Total capital	12.91	12.54	13.18	11.35	12.44
Leverage capital	8.31	8.14	9.10	7.62	8.10
Financial Condition:
Assets	$14,143,826	$14,284,153	$14,718,129	$12,748,959	$12,395,027
Net loans	9,241,091	9,268,081	10,050,446	8,423,557	8,256,967
Deposits	9,363,614	9,547,285	9,232,923	8,091,004	8,487,651
Shareholders’ equity	1,295,205	1,252,854	1,363,609	949,060	949,590

See Notes to the Selected Financial Data that follow.

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

(2)	All per common share amounts reflect a five percent common stock dividend issued May 21, 2010, and all prior stock splits and dividends.
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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less preferred stock, and less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands, except for share data)
Common shares outstanding	161,460,596	160,637,298	148,863,994	138,743,092	140,217,480

Shareholders’ equity	$1,295,205	$1,252,854	$1,363,609	$949,060	$949,590
Less: Preferred stock	—	—	291,539	—	—
Less: Goodwill and other intangible assets	343,541	320,729	321,100	204,547	211,355

Tangible common shareholders’ equity	$951,664	$932,125	$750,970	$744,513	$738,235

Tangible book value per common share	$5.89	$5.80	$5.04	$5.37	$5.26

(4)

Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Net income	$131,170	$116,061	$93,591	$153,228	$163,691

Average shareholders’ equity	1,270,778	1,342,790	1,071,358	932,637	949,613
Less: Average goodwill and other intangible assets	331,667	319,756	262,613	208,797	214,338

Average tangible shareholders’ equity	$939,111	$1,023,034	$808,745	$723,840	$735,275

Return on average tangible shareholders’ equity	13.97%	11.34%	11.57%	21.17%	22.26%

(5)

Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, and less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Tangible common shareholders’ equity	$951,664	$932,125	$750,970	$744,513	$738,235

Total assets	14,143,826	14,284,153	14,718,129	12,748,959	12,395,027
Less: Goodwill and other intangible assets	343,541	320,729	321,100	204,547	211,355

Tangible assets	$13,800,285	$13,963,424	$14,397,029	$12,544,412	$12,183,672

Tangible common shareholders’ equity to tangible assets	6.90%	6.68%	5.22%	5.94%	6.06%

(6)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

Item 7.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a continued weakness or unexpected decline in the U.S. economy, in particular in New Jersey and the New York Metropolitan area;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	declines in value in our investment portfolio;

•	charges against earnings related to the change in fair value of our junior subordinated debentures;

•	higher than expected FDIC insurance assessments;

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships;

•	lack of liquidity to fund our various cash obligations;

•	unanticipated reduction in our deposit base;

•	potential acquisitions may disrupt our business;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting policies or accounting standards;

•	our inability to promptly adapt to technological changes;

•	our internal controls and procedures may not be adequate to prevent losses;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;

•	the possibility that the expected benefits of acquisitions will not be fully realized, including lower than expected cash flows from covered loans acquired in FDIC-assisted transactions; and

•	other unexpected material adverse changes in our operations or earnings.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform, in all material respects, to U.S. GAAP. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ materially from those estimates.

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies for the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be most subject to revision as new information becomes available. Management has reviewed the application of these policies with the Audit and Risk Committee of Valley’s Board of Directors.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities (including debt security valuations based on the expected future cash flows of their underlying collateral) in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices thus leading to further impairment losses.

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

Allowance for Loan Losses on Non-Covered Loans

The allowance for losses on non-covered loans relates only to loans which are not subject to the loss-sharing agreements with the FDIC. The allowance for losses on non-covered loans consists of the following:

•	specific reserves for individually impaired loans;

•	reserves for adversely classified loans, and higher risk rated loans that are not impaired loans; and

•	reserves for other loans that are not impaired.

Our reserves on classified and non-classified loans also include reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing.

Allowance for Loan Losses on Covered Loans

During 2010, we acquired loans in two FDIC-assisted transactions that are covered by loss-sharing agreements with the FDIC whereby we will be reimbursed for a substantial portion of any future losses. We evaluated the acquired covered loans and elected to account for them in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. The covered loans are initially recorded at their estimated fair values segregated into pools of loans sharing common risk characteristics, exclusive of the loss-sharing agreements with the FDIC. The fair values include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

The covered loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool, without regard to the FDIC loss-sharing agreements. Under the accounting guidance of ASC Subtopic 310-30 for acquired credit impaired loans, the allowance for loan losses on covered loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired covered loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on covered loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on covered loans; and any excess will be accreted for prospectively as a yield adjustment. The portion of the additional estimated losses on covered loans that is reimbursable from the FDIC under the loss-sharing agreements is recorded in non-interest income and increases the FDIC loss-share receivable asset.

Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.

Changes in Our Allowance for Loan Losses

Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $124.7 million at December 31, 2010.

For impaired credits, if the fair value of the collateral (for collateral dependent loans) or the present value of expected cash flows (for other impaired loans) were ten percent higher or lower, the allowance would have decreased $8.1 million and increased $9.4 million, respectively, at December 31, 2010.

If classified loan balances were ten percent higher or lower, the allowance would have increased or decreased by approximately $2.8 million, respectively, at December 31, 2010.

The credit rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse, the allowance would have increased by approximately $10.2 million, while if each non-classified credit were rated one grade better there would be no change in the level of the allowance as of December 31, 2010. Additionally, if the historical loss factors used to calculate the allowance for non-classified loans were ten percent higher or lower, the allowance would have increased or decreased by approximately $7.0 million, respectively, at December 31, 2010.

A key variable in determining the allowance is management’s judgment in determining the size of the allowances attributable to general economic conditions and other qualitative risk factors. At December 31, 2010, such allowances were 6.6 percent of the total allowance. If such allowances were ten percent higher or lower, the total allowance would have increased or decreased by $835 thousand, respectively, at December 31, 2010.

Security Valuations and Impairments. Management utilizes various inputs to determine the fair value of its investment portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations. See Note 3 to the consolidated financial statements for more details on our security valuation techniques.

Management must periodically evaluate if unrealized losses (as determined based on the securities valuation methodologies discussed above) on individual securities classified as held to maturity or available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security, and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. Other-than-temporarily impaired equity securities are written down to fair value and a non-cash impairment charge is recognized in the period of such evaluation.

We recognized other-than-temporary impairment charges on securities of $4.6 million, $6.4 million, and $84.8 million in 2010, 2009, and 2008, respectively, as a reduction of non-interest income on the consolidated statements of income. See the “Investment Securities” section of this MD&A and Note 4 to the consolidated financial statements for additional analysis and discussion of our other-than-temporary impairment charges.

Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $317.9 million at December 31, 2010 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $25.7 million at December 31, 2010 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions.

To assist in assessing the impact of potential goodwill or other intangible asset impairment charges at December 31, 2010, the impact of a five percent impairment charge would result in a reduction in net income of approximately $17.2 million. See Note 9 to consolidated financial statements for additional information regarding goodwill and other intangible assets.

Income Taxes. We are subject to the income tax laws of the U.S., its states and municipalities. The income tax laws of the jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws to our business activities, as well as the timing of when certain items may affect taxable income.

Our interpretations may be subject to review during examination by taxing authorities and disputes may arise over the respective tax positions. We attempt to resolve these disputes during the tax examination and audit process and ultimately through the court systems when applicable. We monitor relevant tax authorities and revise our estimate of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities on a quarterly basis. Revisions of our estimate of accrued income taxes also may result from our own income tax planning and from the resolution of income tax controversies. Such revisions in our estimates may be material to our operating results for any given quarter.

The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. As of December 31, 2010, management has determined it is more likely than not that Valley will realize its net deferred tax assets and therefore valuation allowance was not established.

We maintain a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. We adjust our unrecognized tax benefits as necessary when additional information becomes available. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. It is possible that the reassessment of our unrecognized tax benefits may have a material impact on our effective tax rate in the period in which the reassessment occurs.

See Notes 1 and 14 to the consolidated financial statements and the “Income Taxes” section in this MD&A for an additional discussion on the accounting for income taxes.

New Authoritative Accounting Guidance. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the anticipated effect on our results of operations and financial condition.

Executive Summary

Although the year started as a continuation of the economic recession experienced in 2009, the economy began to improve during 2010, though at a rate that was insufficient to bring about a significant improvement in unemployment. The Federal Reserve maintained, and continues to support, a target range of zero to 0.25 percent for the federal funds rates due to current economic conditions. In November 2010, the Federal Reserve announced a large-scale asset purchase program for U.S. Treasury securities through 2011, aimed to keep interest rates low and reduce unemployment levels, as it attempts to accelerate the nation’s economic recovery. We believe a low-rate, high unemployment environment would continue to challenge our business operations and results in many ways during 2011, as previously highlighted in Part I, Item 1A, “Risk Factors” above and the discussion below.

Net income available to common shareholders for the year ended December 31, 2010 was $131.2 million, or $0.81 per diluted common share, compared to $96.5 million in 2009, or $0.64 per diluted common share after $19.5 million in dividends and accretion on Valley preferred stock under the U.S. Treasury’s TARP Capital Purchase Program which was fully redeemed in 2009. (All common share data is adjusted to reflect a five percent common stock dividend issued on May 21, 2010). The increase in net income was largely due to: (i) a 26.4 percent increase in non-interest income resulting primarily from post-acquisition date increases in our FDIC loss-share receivable, increased gains on sales of residential mortgage loans and investment securities, and lower net trading losses mainly due to a decline in non-cash mark to market losses on our junior subordinated debentures carried at fair value, (ii) higher net interest income, resulting from a widening of the net interest margin on an annual basis mainly caused by our interest bearing liabilities repricing quicker than our earning assets in a prolonged low interest rate environment, and (iii) a decline in the FDIC insurance assessment due to the industry-wide special assessment in 2009, partially offset by (iv) increases in salary and employee benefit expense, net occupancy and equipment expense, and professional and legal fees due, in part, to additional expenses related to the FDIC-assisted acquisitions of LibertyPointe Bank and The Park Avenue Bank in March 2010, as well as from de novo branch openings during the latter half of 2009 and 2010. Salary and employee benefit expense also increased due to the resumption of cash incentive compensation accruals during 2010 (as no non-contractual bonuses were accrued or awarded to employees for the 2009 period), normal annual employee salary increases in 2010, as well as higher pension and medical insurance costs incurred during 2010.

Loan growth in most loan categories remained a challenge for us during 2010 and a decline in our average loan balances as compared to the year ended December 31, 2009 resulted in a $18.2 million decrease in our tax equivalent interest income on loans. However, our loan portfolio totaled $9.4 billion at December 31, 2010 and remained relatively unchanged as compared to December 31, 2009 mainly due to $356.7 million in loans acquired in two FDIC-assisted transactions during the first quarter of 2010 for which Valley National Bank will share losses with the FDIC. The acquisition of the covered loans almost completely offset a $360.9 million decline in our non-covered loan portfolio from December 31, 2009. The majority of the decrease in non-covered loans was due to declines in our automobile and commercial real estate portfolios.

Growth within our commercial lending segment, which includes commercial, commercial real estate, and construction loans, and especially the commercial real estate portfolio, was challenged by persistently weak business loan demand within our New Jersey markets. We believe many of these borrowers are reluctant to expand their business operations or enter into new ventures until they see stronger signals of improvement in the economy and unemployment levels. The commercial real estate portfolio has experienced the biggest decline in volume within the segment as many of our commercial real estate borrowers continued to pay down lines of credit and accelerated payment of loan balances with their own excess liquidity. In response to soft demand, we have increased our business emphasis on co-op and multifamily loan lending in our markets. We believe there are profitable growth opportunities in these lending areas, that still offer sound credit metrics. Additionally, many of our commercial and industrial loan customers in New York appear less impacted by the current state of the economy and have begun to draw down on their lines of credit and invest in growing their companies during the fourth quarter of 2010. However, our New York jeweler trade customers continue to struggle with low demand due to the slow economy, as well as changes in spending habits of many consumers after the financial crisis.

Our consumer lending segment, which includes residential mortgage, home equity, automobile, and other consumer loans, declined $250.8 million from December 31, 2009 to December 31, 2010 mainly due to a $179.2 million decline in the auto portfolio. Auto balances declined due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors began to offer rates and terms that are well below levels we believe to be profitable, further impacting the level of our auto loan originations during the second half of 2010. These factors may continue to constrain the levels of our auto loan originations well into 2011.

Our residential mortgage originations continued to be one of the bright spots in the consumer lending segment, as we originated nearly $980 million in new and refinanced residential mortgages in 2010 as compared to approximately $640 million in 2009. Much of the 2010 loan volume was due to the success of our one-price refinancing program with total closing costs as low as $499 including title insurance fees. In the latter half of 2010, we also opened our first residential mortgage loan production office in Eastern Pennsylvania, and we anticipate further increases in origination activity in 2011 partly as a result of this geographic expansion outside of our normal New Jersey and New York City markets, dependent on the level of interest rates. Despite the increase in mortgage activity during 2010, our residential mortgage loan portfolio declined year over year as we elected to sell, or hold for sale many of the fixed-rate loan originations due to the low level of interest rates and our desire to manage the interest rate risk inherent in our balance sheet by minimizing the additions of such long-term low fixed-rate instruments to the loan portfolio. We may experience further declines in the entire loan portfolio during 2011 due to a prolonged economic recovery cycle, high unemployment, or due to certain of our asset/liability management strategies, including the sale of new residential mortgage loan originations due to the low level of interest rates. See more details in the “Loan Portfolio” section below.

Mindful of the difficult business environment and the higher delinquency rates reported throughout the banking industry, we believe our loan portfolio’s performance remained at an acceptable level as of December 31, 2010. Total loans past due in excess of 30 days increased 0.16 percent to 1.77 percent of our total loan portfolio of $9.4 billion as of December 31, 2010 compared to 1.61 percent of total loans at December 31, 2009. Our non-accrual loans increased $13.1 million to $105.1 million, or 1.12 percent of total loans at December 31, 2010 as compared to $92.0 million, or 0.98 percent of total loans at December 31, 2009. The increased amount of non-accrual loans was mainly due to the weak economy. Although the timing of collection is uncertain, we believe most of our non-accrual loans are well secured and, ultimately, collectible. Our lending strategy is based on underwriting standards designed to maintain high credit quality; however, due to the potential for future credit deterioration caused by a prolonged economic recovery and high levels of unemployment, management cannot provide assurance that our non-performing assets will not continue to increase from the levels reported as of December 31, 2010. See “Non-performing Assets” section below for further analysis of our credit quality.

Lack of loan growth and the low level of interest rates has proved challenging, from an asset and liability management perspective, for Valley and many other financial institutions during 2010. However, net interest income, the primary driver of our earnings, grew to $462.8 million, a 3.0 percent increase from the prior year. Much of the increase came from a 59 basis point decline in our costs of interest bearing deposits caused, in part, by the Federal Reserve’s efforts to maintain a low level of interest rates in 2010 and the maturity of higher cost time deposits. Our net interest margin and net interest income increased each of the first three quarters of 2010 primarily due to repricing of time deposits at lower rates. However, our net interest margin began to show signs of interest rate pressures during the fourth quarter of 2010 as it declined 15 basis points to 3.63 percent (on a fully tax equivalent basis) from the third quarter of 2010, and net interest income declined $4.7 million (on a fully tax equivalent basis) during the same period. The declines were mainly due to normal repricing activity, sales and balance reductions within our loan and investment security portfolios due to the low-rate environment and a decrease in interest income recognized on covered loans, which more than offset the continued reduction in high cost time deposits. See more details in the “Net Interest Income” section below.

Our net impairment charges on investment securities declined $1.7 million from 2009 to $4.6 million for the year ended December 31, 2010. Although our impairment charges on investment securities continued to decline in 2010, our investment portfolio still contains a large amount of private label mortgage-backed securities, trust preferred securities, and other bank issued investment securities with a higher than normal risk of future impairment charges due to, among other factors, a prolonged U.S. economic recovery and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. See the “Investment Securities” section below and Note 4 to the consolidated financial statements for further analysis of our investment portfolio.

Our non-interest expense was positively impacted by a $6.4 million decline in the FDIC insurance assessment during 2010 due to the industry-wide special assessment levied in 2009. Bank failures, totaling 140 institutions in 2009, led to the depletion of the FDIC’s insurance fund and resulted in a large increase in our FDIC insurance assessment expense for 2009, including a $6.5 million special assessment. In 2010, this negative trend continued as the number of bank failures increased to 151 institutions. Weak economic conditions, and potentially the negative impact of past lending practices, continued to adversely influence the operating results of many financial institutions. In addition, the FDIC has continued to report additional bank failures during 2011. The FDIC may impose additional special assessments for future quarters or may further increase the FDIC standard assessments, which could adversely affect our non-interest expense in 2011 and beyond.

The financial markets are in the midst of unprecedented change due to current and future regulatory and market reform, including new regulations outlined under the Dodd-Frank Act, and a slow economic recovery unseen in past U.S. recessions. These changes will impact us and our competitors, and will challenge the way we both do business in the future. We believe our current capital position, ability to evaluate credit and other investment opportunities, conservative balance sheet, and commitment to excellent customer service will afford us a competitive advantage in the future. Additionally, we are well positioned to move quickly on market expansion opportunities as they may arise, through possible acquisitions of other institutions, or failed banks within New Jersey and the New York City Metropolitan area.

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets less interest expense paid on interest bearing liabilities and represents the main source of income for Valley. The net interest margin on a fully tax equivalent basis is calculated by dividing tax equivalent net interest income by average interest earning assets and is a key measurement used in the banking industry to measure income from interest earning assets. The net interest margin was 3.69 percent, for the year ended December 31, 2010, an increase of 20 basis points compared to 2009. As a continuation of 2009, our 2010 efforts to control our funding costs coupled with a low interest rate environment allowed us to decrease the interest rates paid on savings, NOW, and money market accounts, while maturing high cost certificates of deposit also repriced at lower interest rates. Additionally, lower rates on customer repos balances mostly contributed to an 80 basis point decline in the cost of short-term borrowings during 2010. Offsetting the positive impact of the lower costs of funds, a decline in average earning asset balances mainly caused by low levels of new loan demand for most loan types and a 13 basis point decline in the yield on average earning assets both negatively impacted our interest income and our ability to further expand the net interest margin. Both the declines in cost and yield continued during all of 2010 as the level of interest rates remained low due to, in part, the Federal Reserve’s continued efforts to revive the

U.S. economy and maintain the target federal funds rate at a historical low rate range of between zero to 0.25 percent since the fourth quarter of 2008. However, our fourth quarter net interest income and net interest margin declined significantly from the third quarter of 2010 due to a decline in interest income caused by the prepayment and some sales of higher yielding loans and investment securities, loan refinance activity in the current low interest rate environment, a decline in accretion on pooled covered loans resulting from lower average balances, and a general lack of loan growth with the exception of our residential mortgage loan portfolio. During 2010, we continued to actively shorten the duration of interest earning assets and reduce the credit risk of our balance sheet by (i) mainly reinvesting normal principal paydowns on higher yield investments in short duration and lower yielding securities, primarily consisting of residential mortgage-backed securities issued by Ginnie Mae and U.S. Treasury securities, and (ii) continued to sell the majority of our refinanced and new residential mortgage loan originations with low fixed interest rates in the secondary market. Management expects the maintenance of its short-term positioning of the balance sheet to enhance our ability to benefit from expanded growth in the economy and potential increases in future interest rates. However, management cannot guarantee that its asset/liability management strategies will prevent future declines in the net interest margin or net interest income, even if the economy continues to recover or a rise in interest rates were to occur.

Net interest income on a tax equivalent basis increased $13.8 million to $468.3 million for 2010 compared with $454.5 million for 2009. During 2010, a 41 basis point decline in interest rates paid on average interest bearing liabilities and lower average interest bearing liabilities positively impacted our net interest income, but were partially offset by a 66 basis point decline in the yield on average investments, a 5 basis point decline in the yield on average loans, and lower average loan balances as compared to 2009. Market interest rates on interest bearing deposits trended lower in 2010 as a result of the Federal Reserve’s commitment to its monetary policy and the excess liquidity in the marketplace. Additionally, many of our higher cost time deposits continued to mature and, if renewed, repriced at lower interest rates in 2010.

Our earning asset portfolio is comprised of both fixed-rate and adjustable-rate loans and investments. Many of our earning assets are priced based upon the prevailing treasury rates, the Valley prime rate (set by Valley management based on various internal and external factors) or on the U.S. prime interest rate as published in The Wall Street Journal. On average, the 10 year treasury rate decreased from 3.24 percent in 2009 to 3.20 percent in 2010, negatively impacting our yield on average loans as new and renewed fixed-rate loans were originated at lower interest rates in 2010. However, Valley’s prime rate and the U.S. prime rate have remained at 4.50 percent and 3.25 percent, respectively, since the fourth quarter of 2008. Our U.S. prime rate based loan portfolio should have an immediate positive impact on the yield of our average earning assets if the prime rate begins to move upward in 2011, while an increase in treasury rates should also have a positive, but more gradual, effect on our interest income based on our ability to originate new and renewed fixed rate loans. We do not expect our Valley prime rate portfolio to have an immediate benefit to our interest income in a rising interest rate environment due to its current level above the U.S. prime rate. We also expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period.

Average loans totaling $9.5 billion for the year ended December 31, 2010 decreased $230.9 million as compared to 2009 mainly due to declines in our commercial real estate and automobile loan portfolios. Average investment securities increased $74.3 million, or 2.5 percent in 2010 as compared to the year ended December 31, 2009 due to reinvestment of excess liquidity from the decline in loan demand. The decline in average loan balances during 2010 and a 5 basis point decline in yield on such loans contributed to an $18.2 million decrease in interest income on a tax equivalent basis for loans for the year ended December 31, 2010 compared with 2009. Interest income on a tax equivalent basis for investment securities also decreased $16.2 million due to a 66 basis point decline in yield caused by normal principal paydowns and sales of higher yield securities which were mainly reinvested in shorter term and lower yield securities as we continued to reduce our repricing risk during 2010 and maintain an acceptable level of asset sensitivity on our balance sheet in the event of a rise in market interest rates. The decline in yield on investment securities was partially mitigated by the increase in average investment securities during 2010 as we reallocated some of our excess liquidity from loan principal paydowns and interest bearing cash balances at the Federal Reserve.

Average interest bearing liabilities decreased $221.8 million to $10.4 billion for the year ended December 31, 2010 from the same period in 2009 mainly due to the maturity of high cost time deposits and lower average short-term borrowings caused by higher levels of short-term FHLB advances outstanding during the first half of 2009 due to liquidity concerns caused by the financial crisis. Average long-term borrowings (including junior subordinated debentures issued to capital trusts) also decreased $52.7 million from 2009 mainly due to the maturity of certain long-term positions in FHLB advances that we entered into during the second quarter of 2008. Partially offsetting these decreases, was an increase in average savings, NOW, and money market account balances as compared to 2009 mainly due to additional retail deposits generated from our 19 de novo branches opened over the last three year period and other existing branches as household savings appeared to remain strong due to the current economic conditions. The cost of time deposits, and short-term borrowings and savings, NOW, and money market accounts decreased 88, 80, and 19 basis points, respectively, during 2010 due to the low level of market interest rates throughout 2010. Additionally, we anticipate that maturing higher cost time deposits will continue to have some benefit to our interest margin in the first quarter of 2011.

The net interest margin on a tax equivalent basis was 3.69 percent for the year ended December 31, 2010 compared with 3.49 percent for the year ended December 31, 2009. The change was mainly attributable to a decrease in interest rates paid on all interest bearing liabilities, run-off of higher cost time deposits and higher average investment balances, partially offset by lower yields on average investments and loans. The yield on average interest earning assets decreased 13 basis points while average interest rates paid on interest bearing liabilities decreased 41 basis points causing a 20 basis point increase in the net interest margin for Valley as compared to the year ended December 31, 2009.

During the fourth quarter of 2010, net interest income on a tax equivalent basis decreased $4.7 million and the net interest margin declined 15 basis points when compared with the third quarter of 2010. The linked quarter decrease was primarily due to a decline in interest income caused by the prepayment and sale of higher yielding loans and investment securities, loan refinance activity in the current low interest rate environment, a decline in the accretion on pooled covered loans resulting from lower average pool balances, and a general lack of loan growth with the exception of our residential mortgage loan portfolio. The excess liquidity from the loan and investment prepayments and sales contributed to a $96.9 million increase in average federal funds sold and other interest bearing deposits yielding only 0.26 percent during the fourth quarter of 2010. We anticipate lower levels of excess liquidity in the first quarter of 2011 which should positively impact our net interest income and margin; however, expected yields on new loans and investments will continue to be at levels below current portfolio yields due to the current interest rate environment. The lower yields on new loans is expected to be partially offset by higher forecasted cash flows on certain pools of covered loans in future periods that are performing better than was originally expected at the acquisition dates (see Note 5 to the consolidated financial statements for additional information). Interest expense on time deposits declined $986 thousand due to maturing high cost time deposits and lower average balances, and partially mitigated the negative impact of the decrease in interest income during the quarter. Overall, the low level of interest rates combined with the continued short-term positioning of interest earning assets is expected to put pressure on our net interest margin results during 2011. To mitigate these factors, management may deploy several asset/liability management strategies, including a reduction in the sales of mortgage loan originations based on acceptable levels of credit risk and terms, or an increase in the competitive pricing of certain targeted loan products without compromising our high underwriting standards. We also expect a continued decline in the average rate of our time deposits due to the maturity of higher rate certificates of deposit to have a positive impact on our net interest margin.

The following table reflects the components of net interest income for each of the three years ended December 31, 2010, 2009 and 2008:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$9,474,994	$543,017	5.73%	$9,705,909	$561,265	5.78%	$9,386,987	$572,944	6.10%
Taxable investments (3)	2,641,869	123,021	4.66	2,700,744	140,305	5.20	2,561,299	144,497	5.64
Tax-exempt investments (1)(3)	405,730	15,948	3.93	272,520	14,896	5.47	253,560	15,522	6.12
Federal funds sold and other interest bearing deposits	157,163	416	0.26	352,473	945	0.27	182,779	2,190	1.20

Total interest earning assets	12,679,756	682,402	5.38	13,031,646	717,411	5.51	12,384,625	735,153	5.94

Allowance for loan losses	(110,776)			(99,716)			(80,436)
Cash and due from banks	310,908			249,877			228,216
Other assets	1,225,837			1,113,420			988,040
Unrealized gains (losses) on securities available for sale, net	13,505			(17,270)			(31,982)

Total assets	$14,119,230			$14,277,957			$13,488,463

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$4,171,782	$19,126	0.46%	$3,836,709	$24,894	0.65%	$3,536,655	$45,961	1.30%
Time deposits	2,897,793	55,798	1.93	3,325,800	93,403	2.81	3,171,057	117,152	3.69

Total interest bearing deposits	7,069,575	74,924	1.06	7,162,509	118,297	1.65	6,707,712	163,113	2.43
Short-term borrowings	194,587	1,345	0.69	270,776	4,026	1.49	555,524	10,163	1.83
Long-term borrowings (4)	3,099,807	137,791	4.45	3,152,515	140,547	4.46	3,092,524	135,619	4.39

Total interest bearing liabilities	10,363,969	214,060	2.07	10,585,800	262,870	2.48	10,355,760	308,895	2.98

Non-interest bearing deposits	2,428,089			2,251,784			1,981,744
Other liabilities	56,394			97,583			79,601
Shareholders’ equity	1,270,778			1,342,790			1,071,358

Total liabilities and shareholders’ equity	$14,119,230			$14,277,957			$13,488,463

Net interest income/interest rate spread (5)		468,342	3.31%		454,541	3.03%		426,258	2.96%

Tax equivalent adjustment		(5,590)			(5,227)			(5,459)

Net interest income, as reported		$462,752			$449,314			$420,799

Net interest margin (6)			3.65%			3.45%			3.40%
Tax equivalent effect			0.04			0.04			0.04

Net interest margin on a fully tax equivalent basis (6)			3.69%			3.49%			3.44%

(1)	Interest income is presented on a tax equivalent basis using a 35 percent federal tax rate.
(2)	Loans are stated net of unearned income and include non-accrual loans.
(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.
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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$(13,266)	$(4,982)	$(18,248)	$19,064	$(30,743)	$(11,679)
Taxable investments	(3,003)	(14,281)	(17,284)	7,613	(11,805)	(4,192)
Tax-exempt investments*	5,982	(4,930)	1,052	1,110	(1,736)	(626)
Federal funds sold and other interest bearing deposits	(517)	(12)	(529)	1,174	(2,419)	(1,245)

Total (decrease) increase in interest income	(10,804)	(24,205)	(35,009)	28,961	(46,703)	(17,742)

Interest expense:
Savings, NOW and money market deposits	2,028	(7,796)	(5,768)	3,616	(24,683)	(21,067)
Time deposits	(10,923)	(26,682)	(37,605)	5,485	(29,234)	(23,749)
Short-term borrowings	(924)	(1,757)	(2,681)	(4,495)	(1,642)	(6,137)
Long-term borrowings and junior subordinated debentures	(2,344)	(412)	(2,756)	2,654	2,274	4,928

Total (decrease) increase in interest expense	(12,163)	(36,647)	(48,810)	7,260	(53,285)	(46,025)

Increase in net interest income	$1,359	$12,442	$13,801	$21,701	$6,582	$28,283

*	Interest income is presented on a fully tax equivalent basis using a 35 percent federal tax rate.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Trust and investment services	$7,665	$6,906	$7,161
Insurance commissions	11,334	10,224	10,053
Service charges on deposit accounts	25,691	26,778	28,274
Gains on securities transactions, net	11,598	8,005	5,020
Net impairment losses on securities recognized in earnings	(4,642)	(6,352)	(84,835)
Trading (losses) gains, net:
Trading securities	(1,056)	5,394	(10,883)
Junior subordinated debentures carried at fair value	(5,841)	(15,828)	15,243
FHLB advances carried at fair value	—	—	(1,194)

Total trading (losses) gains, net	(6,897)	(10,434)	3,166
Fees from loan servicing	4,919	4,839	5,236
Gains on sales of loans, net	12,591	8,937	1,274
Gains on sales of assets, net	619	605	518
Bank owned life insurance (“BOLI”)	6,166	5,700	10,167
Change in FDIC loss-share receivable	6,268	—	—
Other	16,015	17,043	17,222

Total non-interest income	$91,327	$72,251	$3,256

Non-interest income represented 12.0 percent and 9.2 percent of total interest income plus non-interest income for 2010 and 2009, respectively. For the year ended December 31, 2010, non-interest income increased $19.1 million, compared with 2009, due to the change in the carrying value of the FDIC loss-share receivable, higher gains on sales of residential mortgage loans, and a decrease in net trading losses. See the “Results of Operations—2009 Compared to 2008” section below for the discussion and analysis of changes in our non-interest income from 2008 to 2009.

Service charges on deposit accounts decreased $1.1 million, or 4.1 percent to $25.7 million for the year ended December 31, 2010 as compared to 2009 mainly due to a decrease in non-sufficient funds charges and overdraft protection fees. The decline in these fees reflects both better account management by our customers caused, in part, by economic uncertainty and higher savings rates, and new regulatory restrictions on overdraft charges enacted during the third quarter of 2010 (as previously noted Item 1A, “Risk Factors” above). The new regulations prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. During the second half of 2010, a large number of customers “opted in” to our standard overdraft practice, and partially mitigated the negative impact of the rule changes on our ability to collect these fees. We believe additional customers will opt into our overdraft program once they have a need for the product. However, we may continue to experience declines in such fees during 2011 and be unable to generate sufficient other service charges to offset the reduction in fees.

Net gains on securities transactions increased $3.6 million to $11.6 million for the year ended December 31, 2010, as compared to $8.0 million for 2009. The majority of the net gains in 2010 relates to $7.0 million in gains recognized during the fourth quarter of 2010 primarily due to the sale of approximately $46 million in residential mortgage-backed securities (deemed by Valley to have a high risk of prepayment in the short-term) issued by Freddie Mac and Fannie Mae classified as available for sale, as well as gains realized on $15 million in trust preferred securities that were called for early redemption. We also sold $75 million in U.S. Treasury securities classified as available for sale during the second quarter of 2010, and recognized a $3.7 million gain. During 2009, the majority of the net gains were recognized during the fourth quarter as we sold certain corporate debt and residential mortgage-backed securities classified as available for sale to reduce both the overall credit and re-pricing risk exposures of our investment portfolio.

Net impairment losses on securities declined $1.7 million to $4.6 million for the year ended December 31, 2010 as compared to $6.4 million for 2009 mainly due to a $3.5 million decrease in non-cash credit impairment charges on private label mortgage-backed securities classified as available for sale as compared to 2009, partially offset by a $2.2 million increase in credit impairment charges on two previously impaired pooled trust preferred securities. The large amount of other-than-temporary impairment charges incurred during 2008 were mainly due to a decline in the value of Freddie Mac and Fannie Mae perpetual preferred securities caused by the U.S. Government placing these entities into conservatorship and suspending their preferred stock dividends. See the “Other-Than-Temporarily Impaired Securities” section below and Note 4 to the consolidated financial statements for further details.

Our net trading gains and losses usually represent the non-cash mark to market valuations of a small number of single-issuer trust preferred securities held in our trading securities portfolio and the non-cash mark to market valuation of our junior subordinated debentures (issued by VNB Capital Trust I) carried at fair value. Net trading losses decreased $3.5 million to $6.9 million for the year ended December 31, 2010, as compared to $10.4 million for 2009. The decrease was primarily caused by a $10.0 million decrease in non-cash mark to market losses on our junior subordinated debentures carried at fair value. This decrease was partially offset by a $6.5 million decline in net gains on trading securities to a net loss of $1.1 million in 2010 as compared to a net gain of 5.4 million in 2009 mainly caused by non-cash mark to market losses recognized on trading securities in 2010 and $3.2 million in gains realized on the sale of trading securities in 2009.

Net gains on sales of loans increased $3.7 million during the year ended December 31, 2010 as compared to 2009. The increase was mainly the result of a $3.9 million gain recognized on sale of approximately $83 million of conforming residential mortgage loans to Fannie Mae during the fourth quarter of 2010. These loans were transferred from our loan portfolio to loans held for sale during the third quarter of 2010. The decision to sell these loans was based on the likelihood that such loans would prepay in the short-term due to the current low level of interest rates.

The Bank and the FDIC share in the losses on loans and real estate owned as part of the loss-sharing agreements entered into on both of our FDIC-assisted transactions in March 2010. The asset arising from the loss-sharing agreements is referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition (See Note 2 to the consolidated financial statements). Within the non-interest income category, we may recognize income or expense related to the change in the FDIC loss-share receivable resulting from a change in the estimated credit losses on the pools of covered loans, as well as non-interest income related to the discount accretion resulting from the present value of the receivable recorded at the acquisition dates. During 2010, the $6.3 million in non-interest income recognized on the change in FDIC loss-share receivable represents a $5.1 million increase in the FDIC loss-share receivable due to additional estimated credit losses and discount accretion totaling $1.2 million.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Salary and employee benefits expense	$176,106	$163,746	$157,876
Net occupancy and equipment expense	61,765	58,974	54,042
FDIC insurance assessment	13,719	20,128	1,985
Amortization of other intangible assets	7,721	6,887	7,224
Professional and legal fees	10,137	7,907	8,241
Advertising	4,052	3,372	2,697
Other	44,182	45,014	53,183

Total non-interest expense	$317,682	$306,028	$285,248

Non-interest expense increased $11.7 million to $317.7 million for the year ended December 31, 2010 from $306.0 million for 2009. The increase in 2010 was mainly attributable to increases in salary and employee benefits expense of $12.4 million, net occupancy and equipment expense of $2.8 million, and professional and legal fees of $2.3 million. These increases were partially offset by a $6.4 million decrease in the FDIC insurance assessment. See the “Results of Operations—2009 Compared to 2008” section below for the discussion and analysis of changes in our non-interest expense from 2008 to 2009.

Salary and employee benefits expense increased $12.4 million to $176.1 million in 2010 as compared to $163.8 million in 2009. The increase was due to several factors, including the resumption of cash incentive compensation accruals during 2010 (as no non-contractual bonuses were accrued or awarded to employees for the 2009 period), normal annual employee salary increases in 2010, additional staffing costs related to the two FDIC-assisted transactions in March 2010, as well as increases in both pension and medical insurance costs during 2010.

Net occupancy and equipment expense increased $2.8 million to $61.8 million for the year ended December 31, 2010 as compared to $59.0 million for 2009. The increase was due, in part, to additional expenses incurred related to the two FDIC-assisted transactions in March 2010, as well as from de novo branch openings during the latter half of 2009 and 2010.

Amortization of other intangible assets increased by $834 thousand in 2010, mainly due to the recognition of a $551 thousand net impairment charge on certain loan servicing rights during 2010 as compared to $80 thousand during 2009, and $468 thousand of additional amortization expense related to core deposit intangibles acquired in the FDIC-assisted transactions in March 2010.

Our FDIC insurance assessment decreased $6.4 million for the year ended December 31, 2010, as compared to the same period in 2009 as a result of a special assessment totaling $6.5 million during the second quarter of 2009. The special assessment was imposed on all insured depository institutions during 2009 due to the depletion of the Federal Deposit Insurance Fund caused by the costs associated with numerous bank failures resulting from the financial crisis.

Professional and legal fees increased $2.2 million during 2010 as compared to 2009. This increase was mainly due to general increases caused by the two FDIC-assisted transactions and other corporate matters.

Over the last several years, we have maintained a branch expansion plan which focuses on expanding our presence in the New Jersey counties and towns neighboring our current office locations, as well as in New York

City boroughs of Manhattan, Brooklyn and Queens. We opened 2 and 7 de novo branches during 2010 and 2009, respectively, excluding the branches acquired in the FDIC-assisted transactions. Also in the latter half of 2010, we opened our first residential mortgage loan production office in Eastern Pennsylvania, in an effort to expand outside of our normal markets within New Jersey and New York City. Generally, new branches and loan production offices add future franchise value; however, for new branches the additional operating costs and capital requirements normally have a negative impact on non-interest expense and net income for several years until such operations become individually profitable.

The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. Our efficiency ratio for the year ended December 31, 2010 was 57.34 percent compared to 58.67 percent in 2009. The decrease in the efficiency ratio for 2010 as compared to 2009 was mainly attributable to increases in both net interest income and non-interest income in 2010, partially offset by the aforementioned increases to our non-interest expense. We strive to maintain a low efficiency ratio through diligent management of our operating expenses and balance sheet. We believe this non-GAAP measure provides a meaningful comparison of our operational performance, and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry.

Income Taxes

Income tax expense was $55.8 million and $51.5 million for the years ended December 31, 2010 and 2009, respectively. However, the effective tax rate decreased to 29.8 percent for the 2010 annual period from 30.7 percent for 2009. The decrease in the effective tax rate from the 2009 period is mainly due to an increase in our investment in tax credits.

Management expects that our adherence to the income tax guidelines under U.S. GAAP will continue to result in increased volatility in our future quarterly and annual effective income tax rates because U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income tax laws and regulations, and tax planning strategies. For 2011, we anticipate that our effective tax rate will approximate 31 percent.

Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Certain business units have been combined for segment information reporting purposes where the nature of the products and services, and type of customer are similar. The Wealth Management Division, comprised of trust, asset management, insurance services, and broker-dealer (our broker-dealer subsidiary was sold on March 31, 2008) is included in the consumer lending segment.

Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, whereas each segment is allocated a uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may not necessarily conform to U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 19 to the consolidated financial statements for segments’ financial data.

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

Average assets at December 31, 2010 decreased year over year by $454.6 million to $3.3 billion, as compared to $3.8 billion at December 31, 2009. This decrease reflects the decline in automobile loan volumes resulting from several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. During 2010, we continued to sell the majority of our refinanced and new residential loan originations with low fixed interest rates in the secondary market. We also transferred $83 million in conforming residential mortgage loans to loans held for sale, and subsequently sold them to Fannie Mae in the fourth quarter of 2010.

Income before income taxes decreased $723 thousand to $64.3 million for the year ended December 31, 2010 as compared with the same period in 2009. The return on average interest earning assets before income taxes increased 22 basis points to 1.94 percent compared with 1.72 percent for 2009 period. For the year ended December 31, 2010, net interest income decreased $13.3 million to $129.2 million as compared to $142.5 million for 2009. This decrease was mainly a result of the aforementioned decline in average assets, and a decrease in yield, only partially offset by the decline in our cost of funds. The provision for loan losses decreased $6.6 million to $14.6 million primarily due to lower automobile loan net charge-offs coupled with declines of loan balances in most consumer loan categories. Non-interest income increased year over year by $4.3 million mainly due to the increased gains on the sale of residential mortgage loans sold into the secondary market.

The net interest margin increased by 12 basis points to 3.89 percent as a result of a 22 basis point decrease in interest yield on loans, partially offset by a decline of 34 basis points in costs associated with our funding sources, primarily driven by lower interest rates on most interest-bearing deposit products and higher average non-interest bearing deposit balances.

Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s most sensitive business segment to movements in market interest rates.

For the year ended December 31, 2010, income before income taxes increased $12.3 million to $93.9 million compared with the year ended December 31, 2009, primarily due to an increase in net interest income, partially offset by increases in the provision for loan losses, non-interest expense and internal transfer expense. Net interest income increased $31.5 million during 2010 primarily due to a $223.7 million increase in average interest earning assets and an increase of 4 basis points in the interest yield on loans. For the year ended December 31, 2010 the provision for loan losses increased $8.0 million to $34.9 million as compared to 2009. The higher provision for credit losses was mainly attributable to a $6.4 million provision for covered loans (i.e., loans subject to our loss-sharing agreements with the FDIC) during the fourth quarter of 2010 due to the credit impairment of certain loan pools caused by declines in the expected cash flows. In addition, the provision for credit losses includes an increase in the specific reserve for impaired loans.

Net interest margin increased 38 basis points in 2010 mainly as a result of a 34 basis point decrease in costs associated with our funding sources and the aforementioned 4 basis points increase in interest yield on loans as compared to the 2009 period. The return on average interest earning assets before income taxes was 1.53 percent compared with 1.37 percent for the prior year period.

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

For the year ended December 31, 2010, income before income taxes decreased $4.1 million to $51.3 million compared with the year ended December 31, 2009 primarily due to a 34 basis point decrease in the yield on average investments. The decline in investment yields was mainly attributable to reinvestment and new investment in the current low interest rate environment, coupled with management’s desire to reduce the duration of the portfolio while simultaneously diminishing the capital required for the portfolio. As a result of this strategy during 2010, the principal paydowns on higher yielding investments were reinvested in shorter duration and lower yielding securities, including U.S. Treasury securities and residential mortgage-backed securities issued by Ginnie Mae. The reinvestment in securities at lower rates also resulted in a decrease in the return on average interest earning assets before income tax to 1.60 percent for the year ended December 31, 2010 compared with 1.67 percent for 2009. Average investments decreased $121.0 million to $3.2 billion for the year ended December 31, 2010, due to normal principal paydowns and lower average balances held on deposit at the Federal Reserve due to less excess liquidity.

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

The loss before income taxes for the corporate segment decreased $11.9 million to $22.6 million for the year ended December 31, 2010 from $34.4 million loss for 2009. Non-interest income increased $13.8 million from 2009 mainly due to $6.3 million in non-interest income recognized on the change in the FDIC loss-share receivable due to the additional estimated credit losses and our recognition of discount accretion resulting from the present value of the receivable recorded at the dates of our FDIC-assisted transactions. The increase in non-interest income was also due to an increase of $3.6 million in net gains on securities transactions resulting from the sale of approximately $46 million in residential mortgage-backed securities issued by Freddie Mac and Fannie Mae and $15 million in callable trust preferred securities that were redeemed before maturity. A $3.5 million decrease in net trading losses mainly caused by the effect of the mark to market valuation of our junior subordinated debentures carried at fair value, partially offset by a change in fair value of our trading securities, also positively impacted non-interest income recognized in 2010 as compared to 2009.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2010. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2010. The impact of interest rate derivatives, such as interest rate swaps and caps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2010. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2010 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2010. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2010.

The following table reflects management’s expectations of the change in our net interest income over the next twelve months period in light of the aforementioned assumptions:

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$ 5,328	1.15%
+100	(945)	(0.20)
-100	(11,281)	(2.43)

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

As noted in the table above, we are more susceptible to a decrease in interest rates under a scenario with an immediate parallel change in the level of market interest rates than an increase in interest rates under the same assumptions. However, we believe that a 100 basis point decrease in interest rates as of December 31, 2010 is unlikely given current interest rate levels. A 100 basis point immediate increase in interest rates is projected to decrease net interest income over the next twelve months by only 0.20 percent. The lack of balance sheet sensitivity to such a move in interest rates, is due, in part, to the fact that many of our adjustable rate loans are tied to the Valley prime rate (set by management) which currently exceeds the U.S. prime rate by 125 basis points. Additional information regarding our use of these prime rates is located under the “Net Interest Income” section above. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

Although we do not expect our Valley prime rate loan portfolio to have an immediate benefit to our interest income in a rising interest rate environment, we positioned a large portion of our investment portfolio in short-duration securities and residential mortgage-backed securities that will allow us to benefit from a potential rise in interest rates. Specifically, we expect interest income on many of our residential mortgage-backed securities with unamortized purchase premiums to improve if interest rates were to move upward and prepayment speeds on the underlying mortgages decline. The decline in prepayments will lengthen the expected life of each security and reduce the amount of premium amortization expense recognized against interest income each period.

Our interest rate caps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits and short-term borrowings based on the prime and effective federal funds rates. Our interest rate swaps designated as cash flow hedging relationships, are designed to protect us from upward movements in interest rates on certain deposits based on the prime rate. We have interest rate caps with a $200 million notional value, which protect us from upward increases in interest rates on certain deposits and short-term borrowings, and are accounted for as cash flow hedges. During 2010, Valley also entered into cash flow hedge interest rate swaps that are 1-year forward starting, 5-year term, with a notional value of $200 million (pay fixed, receive floating rates). The floating rate leg of the transaction is indexed to the prime rate as reported by the Federal Reserve Bank. All of these actions have expanded the expected net interest income benefits in a rising interest rate environment. However, due to the current low level of interest rates, the strike rate of these instruments, and the forward effective date applicable to the swaps, the cash flow hedge interest rate caps and swaps are expected to have little impact over the next twelve month period on our net interest income. See Note 15 to the consolidated financial statements for further details on our derivative transactions.

The following table sets forth the amounts of interest earning assets and bearing liabilities, outstanding on December 31, 2010 and their associated fair values. The expected cash flows are categorized based on each financial instruments anticipated maturity or interest rate reset date. The amount of assets and liabilities shown, which reprice or mature during a particular period, were determined based on the earlier of the term to repricing or the term to repayment, inclusive of the impact of market level prepayment speeds.

INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2011	2012	2013	2014	2015	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.25%	$63,657	$—	$—	$—	$—	$—	$63,657	$63,657
Investment securities held to maturity	4.10	709,127	280,694	150,250	115,579	77,778	590,565	1,923,993	1,898,872
Investment securities available for sale	4.36	347,186	175,926	91,196	79,496	50,208	291,270	1,035,282	1,035,282
Trading securities	8.00	—	—	—	—	—	31,894	31,894	31,894
Loans held for sale	4.12	58,958	—	—	—	—	—	58,958	58,958
Loans	5.64	3,906,671	1,271,427	1,162,247	824,423	609,104	1,591,923	9,365,795	9,159,770

Total interest sensitive assets	5.27%	$5,085,599	$1,728,047	$1,403,693	$1,019,498	$737,090	$2,505,652	$12,479,579	$12,248,433

Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.40%	$1,418,805	$772,747	$772,747	$380,722	$190,361	$571,082	$4,106,464	$4,106,464
Time	1.81	1,937,864	340,134	117,601	126,891	148,643	61,718	2,732,851	2,783,680
Short-term borrowings	0.45	192,318	—	—	—	—	—	192,318	195,360
Long-term borrowings	4.20	210,358	28,000	26,000	—	400,000	2,269,500	2,933,858	3,201,090
Junior subordinated debentures	7.65	—	—	—	—	—	186,922	186,922	187,480

Total interest sensitive liabilities	2.01%	$3,759,345	$1,140,881	$916,348	$507,613	$739,004	$3,089,222	$10,152,413	$10,474,074

Interest sensitivity gap		$1,326,254	$587,166	$487,345	$511,885	$(1,914)	$(583,570)	$2,327,166	$1,774,359

Ratio of interest sensitive assets to interest sensitive liabilities		1.35:1	1.51:1	1.53:1	2.01:1	1.00:1	0.81:1	1.23:1	1.17:1

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

The total gap re-pricing within one year as of December 31, 2010 was a positive $1.3 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 1.35:1. Current market prepayment speeds and balance sheet management strategies implemented throughout 2010 have allowed us to maintain our asset sensitivity level reported in the table above comparable to December 31, 2009. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2010. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one year gap position as of December 31, 2010 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

Liquidity

Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits, and to fund operating costs and other corporate cash commitments. Liquidity management is monitored by our Asset/Liability Management Committee and the Investment Committee of the Board of Directors of Valley National Bank, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize our dependence on volatile and potentially unstable funding markets.

Valley National Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. Our liquidity policy maintains that we may not have a ratio of loans to deposits in excess of 120 percent and non-core funding (which generally includes certificates of deposits $100 thousand and over, federal funds purchased, repurchase agreements and Federal Home Loan Bank advances) greater than 50 percent of total assets. At December 31, 2010, we were in compliance with the foregoing policies.

On the asset side of the balance sheet, we have numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity maturing within one year, investment securities available for sale, trading securities, loans held for sale, and, from time to time, federal funds sold. The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. The liquid assets totaled approximately $1.7 billion and $2.2 billion at December 31, 2010 and 2009, respectively, representing 13.5 percent and 17.4 percent of earning assets, and 11.9 percent and 15.5 percent of total assets at December 31, 2010 and 2009, respectively. Of the $1.7 billion of liquid assets at December 31, 2010, approximately $519 million of liquid investment securities classified as available for sale were pledged to counterparties to support our earning asset funding strategies.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments are projected to be approximately $3.1 billion over the next twelve months. Asset liquidity is further enhanced by our ability to sell conforming residential mortgages from our existing loan portfolio. As a contingency plan for significant funding needs, liquidity could also be derived from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs. Our core deposit base, which generally excludes certificates of deposit over $100 thousand as well as brokered certificates of deposit, represents the largest of these sources. Core deposits averaged approximately $8.3 billion and $8.0 billion for the years ended December 31, 2010 and 2009, representing 65.8 percent and 61.7 percent of average earning assets at December 31, 2010 and 2009, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

The following table lists, by maturity, all certificates of deposit of $100 thousand and over at December 31, 2010:

2010
(in thousands)
Less than three months	$355,118
Three to six months	204,368
Six to twelve months	319,212
More than twelve months	299,317

Total	$1,178,015

Additional funding may be provided from short-term borrowings in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, we believe that we could borrow up to approximately $1.0 billion for a short time from these banks on a collective basis. At December 31, 2010, we had no outstanding federal funds purchased. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow in the form of FHLB advances secured by pledges of residential mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank via the discount window as a contingency for additional liquidity. During 2010, we expanded our ability to borrow from the discount window as we provided additional collateral loans consisting primarily of commercial and industrial loans. At December 31, 2010, our borrowing capacity under the Fed’s discount window was approximately $948 million as compared to $390 million at the same time one year ago.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as securities sold under agreements to repurchase (“repos”), treasury tax and loan accounts. Short-term borrowings decreased by $23.8 million to $192.3 million at December 31, 2010 compared to $216.1 million at December 31, 2009 due to a $23.2 million decrease in short-term repos and a $582 thousand decrease in the treasury tax and loan accounts. At December 31, 2010, all short-term repos represent customer deposit balances being swept into this vehicle overnight. See Note 11 to the consolidated financial statements for more detail on our borrowed funds.

The following table sets forth information regarding Valley’s short-term repos at the dates and for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	($ in thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$184,021	$203,585	$418,518
Maximum outstanding at any month-end during the period	186,633	215,182	437,272
Balance outstanding at end of period	183,295	206,542	335,510
Weighted average interest rate during the period	0.72%	0.91%	1.51%
Weighted average interest rate at the end of the period	0.47	0.67	0.81

Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to common shareholders and interest expense on junior subordinated debentures issued to capital trusts. These cash needs are routinely satisfied by dividends collected from Valley National Bank, along with cash flows from investment securities held at the holding company. See Note 16 to the consolidated financial statements regarding restrictions on such subsidiary bank dividends. Projected cash flows from these sources are expected to be adequate to pay common dividends, if declared, and interest expense payable to capital trusts, given the current capital levels and current profitable operations of the bank subsidiary.

As part of our on-going asset/liability management strategies, Valley could use cash to repurchase shares of its outstanding common stock under its share repurchase program, using Valley’s own funds and/or dividends received from the Bank, as well as new borrowed funds or capital issuances.

Investment Securities Portfolio

Securities are classified as held to maturity and carried at amortized cost when Valley has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity, and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Available for sale securities are not considered trading account securities, but rather are securities which may be sold on a non-routine basis. Securities classified as trading are held primarily for sale in the short term or as part of our balance sheet management strategies and are carried at fair value, with unrealized gains and losses included immediately in the net trading gains and losses category of non-interest income. Valley determines the appropriate classification of securities at the time of purchase. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.

At December 31, 2010, our investment portfolio was comprised of U.S Treasury securities, U.S. government agencies, tax-exempt issues of states and political subdivisions, residential mortgage-backed securities (including 19 private label mortgage-backed securities), single-issuer trust preferred securities principally issued by bank holding companies (“bank issuers”) (including three pooled securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by U.S. government sponsored agencies, including Fannie Mae, Freddie Mac and Ginnie Mae.

Among other securities, our investments in the private label mortgage-backed securities, trust preferred securities, perpetual preferred securities, equity securities, and bank issued corporate bonds may pose a higher risk of future impairment charges to us as a result of the persistently weak U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank issuers of trust preferred securities may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within our investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and their capital ratios are at or above the minimum amounts to be considered “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

Investment securities at December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Held to maturity:
U.S. Treasury securities	$100,161	$—	$—
U.S. government agency securities	—	—	24,958
Obligations of states and political subdivisions	387,280	313,360	201,858
Residential mortgage-backed securities	1,114,469	936,385	593,275
Trust preferred securities	269,368	281,836	281,824
Corporate and other debt securities	52,715	52,807	52,822

Total investment securities held to maturity (amortized cost)	$1,923,993	$1,584,388	$1,154,737

Available for sale:
U.S. Treasury securities	$163,810	$276,285	$—
U.S. government agency securities	88,800	—	102,564
Obligations of states and political subdivisions	29,462	33,411	48,191
Residential mortgage-backed securities	610,358	940,505	1,215,386
Trust preferred securities	41,083	36,412	29,347
Corporate and other debt securities	53,961	19,042	5,157

Total debt securities	987,474	1,305,655	1,400,645
Equity securities	47,808	46,826	34,797

Total investment securities available for sale (fair value)	$1,035,282	$1,352,481	$1,435,442

Trading:
Trust preferred securities	$31,894	$32,950	$34,236

Total trading securities (fair value)	$31,894	$32,950	$34,236

Total investment securities	$2,991,169	$2,969,819	$2,624,415

As of December 31, 2010, we had $1.0 billion of securities classified as available for sale, a decrease of $317.2 million from December 31, 2009 due, in part, to our reinvestment of normal principal paydowns into U.S. Treasury securities and residential mortgage-backed securities primarily issued by Ginnie Mae that were classified as held to maturity during 2010. We increased our holdings of these government guaranteed securities classified as held to maturity to help reduce credit risk and potential volatility in our balance sheet.

At December 31, 2010, we had $1.1 billion and $610.4 million of residential mortgage-backed securities classified as held to maturity and available for sale securities, respectively. The majority of these residential mortgage-backed securities held by us are guaranteed by federal agencies. The residential mortgage-backed securities included $5.8 million and $98.3 million of private label mortgage-backed securities classified as held to maturity and available for sale securities, respectively.

Our trading securities portfolio consists of 4 single-issuer bank trust preferred securities with fair values of $31.9 million and $33.0 million at December 31, 2010 and 2009, respectively.

The following table presents the maturity distribution schedule with its corresponding weighted-average yields of held to maturity and available for sale securities at December 31, 2010:

	0-1 year		1-5 years		5-10 years		over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Held to maturity (1):
U.S. Treasury securities	$—	—%	$—	—%	$66,273	3.27%	$33,888	3.70%	$100,161	3.39%
Obligations of states and political subdivisions (3)	186,617	1.61	34,486	5.76	65,658	5.63	100,519	5.66	387,280	3.71
Residential mortgage-backed securities (4)	—	—	19	9.44	16,922	4.80	1,097,528	3.50	1,114,469	3.52
Trust preferred securities	—	—	—	—	—	—	269,368	6.81	269,368	6.81
Corporate and other debt securities	507	6.24	28,175	5.87	15,050	8.49	8,983	7.39	52,715	6.88

Total	$187,124	1.62%	$62,680	5.81%	$163,903	4.85%	$1,510,286	4.26%	$1,923,993	4.10%

Available for sale:
U.S. Treasury securities	$100,627	0.71%	$63,183	1.49%	$—	—%	$—	—%	$163,810	1.01%
U.S. government agency securities	—	—	—	—	50,144	1.14	38,656	3.41	88,800	2.09
Obligations of states and political subdivisions (3)	6,145	6.68	3,448	7.34	9,604	3.62	10,265	4.19	29,462	4.89
Residential mortgage-backed securities (4)	378	7.67	5,012	6.22	68,566	5.12	536,402	5.47	610,358	5.43
Trust preferred securities	—	—	—	—	—	—	41,083	3.53	41,083	3.53
Corporate and other debt securities	2,050	5.87	11,051	3.51	27,062	4.73	13,798	4.18	53,961	4.23

Total (5)	$109,200	1.17%	$82,694	2.29%	$155,376	3.67%	$640,204	5.17%	$987,474	4.24%

(1)

Held to maturity amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.

(2)	Average yields are calculated on a yield-to-maturity basis.
(3)	Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 35 percent.
(4)	Residential mortgage-backed securities are shown using stated final maturity.
(5)	Excludes equity securities, which do not have maturities.

The residential mortgage-backed securities portfolio is a significant source of our liquidity through the monthly cash flow of principal and interest. Mortgage-backed securities, like all securities, are sensitive to change in the interest rate environment, increasing and decreasing in value as interest rates fall and rise. As interest rates fall, the potential increase in prepayments can reduce the yield on the mortgage-backed securities portfolio, and reinvestment of the proceeds will be at lower yields. Conversely, rising interest rates may reduce cash flows from prepayments and extend anticipated duration of these assets. We monitor the changes in interest rates, cash flows and duration, in accordance with our investment policies. Management seeks out investment securities with an attractive spread over our cost of funds.

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

Other-than-temporary impairment means we believe the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the current authoritative accounting guidance, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, we have to first consider (i) whether we intend to sell the security, and (ii) whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but we do not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (i) the amount related to credit loss, and (ii) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, we compare the present value of cash flows expected to be collected with the amortized cost basis of the security. As discussed above, the portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. The amount of an additional other-than-temporary impairment related to credit losses recognized during the period, may be recorded as a reclassification adjustment from the accumulated other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

To determine whether a security’s impairment is other-than-temporary, we consider factors that include:

•	The causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility;

•	The severity and duration of the decline;

•	Our ability and intent to hold equity security investments until they recover in value, as well as the likelihood of such a recovery in the near term; and

•	Our intent to sell debt security investments, or if it is more likely than not that we will be required to sell such securities before recovery of their individual amortized cost basis.

For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not we expect to collect all contractual cash flows.

The investment grades in the table below reflect independent analysis performed by third parties of each security. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each security and should not be viewed in isolation as a measure of the quality of our investment portfolio.

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2010:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to Maturity:
Investment grades*
AAA Rated	$1,258,026	$31,425	$(5,292)	$1,284,159
AA Rated	135,813	1,317	(1,897)	135,233
A Rated	96,353	4,278	(263)	100,368
BBB Rated	123,038	2,875	(8,945)	116,968
Non-investment grade	24,488	1,950	(409)	26,029
Not rated	286,275	82	(50,242)	236,115

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

Available for sale:
Investment grades*
AAA Rated	$747,786	$36,292	$(440)	$783,638
AA Rated	33,911	1,172	(1,340)	33,743
A Rated	40,865	2,428	(10,296)	32,997
BBB Rated	57,712	554	(4,146)	54,120
Non-investment grade	107,247	978	(4,549)	103,676
Not rated	26,485	824	(201)	27,108

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

*	Rated using external rating agencies (primarily S&P and Moody’s). Ratings categories include entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $286.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $50.2 million at December 31, 2010. The unrealized losses for this category relate mainly to 11 single-issuer bank trust preferred securities, of which $38.1 million in unrealized losses relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of December 31, 2010 (see the “Held to Maturity” section of Note 4 to the consolidated financial statements for further information regarding our analysis of this bank issuer). Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. We will continue to closely monitor the credit risk of this issuer and may be required to recognize other-than-temporary impairment on such securities in future periods. All other single-issuer bank trust preferred securities classified as held to maturity or available for sale are paying in accordance with their contractual terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.

Although the majority of these financial institutions were current in their debt service payments at December 31, 2010, there can be no assurance that the current economic conditions or bank regulatory actions will not impair the institutions’ future ability to repay our investment in the trust preferred securities, which may result in significant other-than-temporary impairment charges to our future earnings. In this volatile environment a growing number of banking institutions have been required to defer trust preferred payments and a growing number of banking institutions have been put in receivership by the FDIC during the past two years. A deferral event by a bank holding company for which we hold trust preferred securities may require us to recognize an other-than-temporary impairment charge if we determine that we no longer expect to collect all contractual interest and principal, and an FDIC receivership for any single-issuer would result in a significant loss. See Note 4 to the consolidated financial statements for further details on our trust preferred securities portfolios.

The available for sale portfolio includes investments with non-investment grade ratings with amortized costs and fair values totaling $107.2 million and $103.7 million, respectively, at December 31, 2010. The $4.5 million in unrealized losses for this category mainly relate to 4 private label mortgage-backed securities and 2 pooled trust preferred securities. The two pooled trust preferred securities and three of the four private label mortgage-backed securities were previously impaired and are discussed further in the “Other-than-Temporarily Impaired Securities” section below and Note 4 to the consolidated financial statements.

Other-than-Temporarily Impaired Securities

Other-than-temporary impairment is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of Valley. See the “Critical Accounting Policies and Estimates” section of this MD&A for further discussion of this policy and Note 4 to the consolidated financial statements for further details.

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Held to Maturity:
Trust preferred securities	$—	$—	$7,846
Available for sale:
Residential mortgage-backed securities	2,265	5,735	6,435
Trust preferred securities	2,377	183	—
Equity securities	—	434	70,554

Net impairment losses on securities recognized in earnings	$4,642	$6,352	$84,835

Impaired Trust Preferred Securities. All of the other-than-temporary impairment charges on trust preferred securities in the table above relate to two pooled trust preferred securities with a combined amortized cost and fair value of $6.2 million and $3.3 million, respectively, at December 31, 2010, after recognition of all credit impairments. At December 31, 2008, two pooled trust preferred securities (originally classified as held to maturity) were initially found to be other-than-temporarily impaired and resulted in an impairment charge of $7.8 million, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. After the impairment, management no longer had a positive intent to hold the pooled trust preferred securities to their maturity dates due to the significant deterioration in issuers’ creditworthiness, and as a result, we were required to transfer these securities, with a total adjusted carrying value of $1.1 million at the time of transfer, from the held to maturity portfolio to the available for sale portfolio at December 31, 2008. During the year ended December 31, 2009, we recognized additional estimated credit losses of $183 thousand for one of the two previously impaired pooled trust preferred securities and, in 2010, both securities had additional estimated credit losses of $2.4 million as higher default rates decreased the expected cash flows from the security in both periods.

Due to Valley’s early adoption of the authoritative accounting guidance under ASC Topic 320 on January 1, 2009, the amortized cost amounts for the two impaired pooled trust preferred securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008.

Impaired Residential Mortgage-Backed Securities. During 2010, Valley recognized impairment charges on 5 of the 19 individual private label mortgage-backed securities classified as available for sale. All of these securities, with the exception of one private label mortgage-backed security initially impaired in 2010, were found to be previously impaired in 2009 and one security was initially impaired in 2008. At December 31, 2010, the five private label mortgage-backed securities had a combined amortized cost of $51.1 million and fair value of $50.9 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Due to Valley’s early adoption of the authoritative accounting guidance under ASC Topic 320 on January 1, 2009, the amortized cost for one private label mortgage-backed security was increased by a total of $6.2 million at January 1, 2009 for the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008.

Impaired Equity Securities. For the years ended December 31, 2009 and 2008, we recognized other-than-temporary impairment charges of $434 thousand and $70.6 million, respectively, on equity securities classified as available for sale. The 2009 impairment charge relates to one common equity security issued by a bank with an adjusted carrying value of $723 thousand at December 31, 2009. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price and the security’s near term prospects for recovery. For the year-ended December 31, 2008, the majority of the impairment charges related to perpetual preferred equity securities issued by Fannie Mae and Freddie Mac as a significant decline in market value of these securities was caused by the U.S. Government placing these entities into conservatorship and suspending their preferred stock dividends during the third quarter of 2008.

Loan Portfolio

The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Non-covered loans
Commercial and industrial	$1,825,066	$1,801,251	$1,965,372	$1,563,150	$1,466,862
Commercial real estate:
Commercial real estate	3,378,252	3,500,419	3,324,082	2,370,345	2,309,217
Construction	428,232	440,046	510,519	402,806	526,318

Total commercial real estate	3,806,484	3,940,465	3,834,601	2,773,151	2,835,535

Residential mortgage	1,925,430	1,943,249	2,269,935	2,063,242	2,106,306
Consumer:
Home equity	512,745	566,303	607,700	554,830	571,138
Automobile	850,801	1,029,958	1,364,343	1,447,838	1,238,145
Other consumer	88,614	88,845	101,739	94,010	113,699

Total consumer loans	1,452,160	1,685,106	2,073,782	2,096,678	1,922,982

Total non-covered loans	9,009,140	9,370,071	10,143,690	8,496,221	8,331,685

Covered loans (1)	356,655	—	—	—	—

Total loans (2)	$9,365,795	$9,370,071	$10,143,690	$8,496,221	$8,331,685

As a percent of total loans:
Commercial and industrial	19.5%	19.2%	19.4%	18.4%	17.6%
Commercial real estate	40.6	42.1	37.8	32.6	34.0
Residential mortgage	20.6	20.7	22.4	24.3	25.3
Consumer loans	15.5	18.0	20.4	24.7	23.1
Covered loans	3.8	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Covered loans primarily consist of commercial and industrial loans and commercial real estate loans totaling $316.8 million at December 31, 2010.
(2)

Total loans are net of unearned discount and deferred loan fees totaling $9.3 million, $8.7 million, $4.8 million, $3.5 million, and $5.1 million at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Non-covered Loans

Non-covered loans are loans not subject to loss sharing agreements with the FDIC. During 2010, we extended approximately $1.9 billion in new and renewed credit to quality existing and new customers while maintaining our conservative underwriting standards. However, the non-covered loan portfolio declined $360.9 million, or 3.9 percent, to $9.0 billion at December 31, 2010 from $9.4 billion at December 31, 2009. The decrease was primarily due to lower volumes in most of the loan classes, including declines caused by continued economic uncertainty and high unemployment in 2010, our conservative underwriting standards, and strong rate competition, mainly with regards to auto loans, from other financial institutions. In addition, approximately $376 million of our fixed-rate conforming refinanced and new residential mortgage loan originations were held for sale or sold in the secondary market during 2010 due to the historically low level of interest rates. Our residential mortgage loan balances were also negatively impacted by our decision to transfer approximately $83 million of conforming 15 and 20 year fixed-rate residential mortgages from our loan portfolio to loans held for sale, and subsequently sold in the secondary market during the fourth quarter of 2010. The decision to sell these loans was based on the likelihood that such loans would prepay in the short-term due to the current low level of interest rates.

Our commercial loan portfolios, which includes commercial and industrial, commercial real estate, and construction loans, decreased $110.2 million or 1.9 percent during the year ended December 31, 2010 as compared to 2009 mainly due to declines in both the commercial real estate and construction loan portfolios stemming from the weak economy, high unemployment and the soft housing market. We believe many of these borrowers are reluctant to expand their business operations or enter into new ventures until they see stronger signals of improvement. Additionally, many of these borrowers continued to pay down lines of credit and accelerated payment of loan balances with their own excess liquidity. However, our commercial and industrial loans increased $23.8 million or 1.32 percent during the year ended December 31, 2010 as compared to 2009 mainly due to slightly stronger loan demand in our New York markets as new and existing customers seem less reluctant about the state of the economy and began investing in their companies and carrying higher balances on their lines of credit during 2010.

Residential mortgage loans declined $17.8 million to $1.9 billion at December 31, 2010 as compared to one year ago mostly as expected as we sold many of our refinanced and new loan originations with historically low fixed rates in the secondary market during 2010. As previously noted, we also sold $83 million in fixed-rate loans during the fourth quarter of 2010 that were transferred from our portfolio to loans held for sale in the third quarter of 2010. During 2010, we experienced strong loan origination volume due to the success of our low-cost refinancing program and the historically low level of interest rates. During the fourth quarter of 2010, we grew the residential mortgage loan portfolio by over seven percent on an annualized basis from the third quarter of 2010 due to the success of our aforementioned refinance program, and our decision to retain, rather than sell in the secondary market, some fixed-rate mortgage loans meeting certain collateral and interest rate levels. Our residential mortgage loan balances may continue to fluctuate based on the levels of market interest rates, new and refinance loan activity, and qualified borrowers.

The total consumer loan portfolio decreased $232.9 million, or 13.8 percent to $1.5 billion at December 31, 2010 as compared to 2009 primarily due to the declines in automobile and home equity loans of $179.2 million and $53.6 million, respectively. Auto loan balances have declined due to several factors, including our high credit standards, acceptable loan to collateral value levels, and high unemployment levels. Additionally, in an attempt to build market share, some large competitors have begun to offer rates and terms that are well below levels we believe to be profitable in the second half of 2010. These factors may continue to constrain the levels of our auto loan originations well into 2011. Home equity loans continued to decline in 2010 as many borrowers continued to refinance their first mortgages at historically low rates and roll home equity balances into the new mortgage. Additionally, home equity line of credit usage remained low as customers changed their spending habits over concerns about the economy. Typically, our home equity loans are provided as a convenience to our existing residential mortgage customers and are expected to fluctuate based upon the level of loan volumes within the residential mortgage portfolio.

Much of our lending is in northern and central New Jersey and New York City, with the exception of smaller auto and residential mortgage loan portfolios derived mainly from the neighboring states of Pennsylvania and Connecticut, which could present a geographic and credit risk if there was a another significant broad based economic downturn or a prolonged economic recovery within the region. To mitigate these risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. The impact of the persistently weak economic conditions and high unemployment in our region during 2010 has limited the number of new quality loan opportunities in our primary markets and impacted the performance of our loan portfolio (see the “Non-performing Assets” section below). We can provide no assurance that our markets will not deteriorate beyond their current levels in the future and cause an increase in the credit risk of our loan portfolio.

The following table reflects the contractual maturity distribution of the commercial and industrial, and construction loans within our non-covered loan portfolio as of December 31, 2010:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial - fixed-rate	$486,251	$238,197	$39,770	$764,218
Commercial and industrial - adjustable-rate	674,989	330,652	55,207	1,060,848
Construction - fixed-rate	20,534	68,163	7,549	96,246
Construction - adjustable-rate	70,830	235,116	26,040	331,986

	$1,252,604	$872,128	$128,566	$2,253,298

We may renew loans at maturity when requested by a customer. In such instances, we generally conduct a review which includes an analysis of the borrower’s financial condition and, if applicable, a review of the adequacy of collateral. A rollover of the loan at maturity may require a principal reduction or other modified terms.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans,” and consist of loans acquired from LibertyPointe Bank and The Park Avenue Bank as a part of two FDIC-assisted transactions during the first quarter of 2010. Our covered loans consist primarily of commercial real estate loans and commercial and industrial loans and totaled $356.7 million at December 31, 2010 and $412.3 million at the acquisition dates.

Covered loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Under ASC Subtopic 310-30, the covered loans were aggregated and accounted for as pools of loans based on common risk characteristics.

The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans in each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses.

Covered loans are subject to the Bank’s credit review and monitoring. During the fourth quarter of 2010, certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. Accordingly, we recorded a $6.4 million provision for losses on covered loans as a component of our provision of credit losses in the consolidated statement of income for the year ended December 31, 2010. The $6.4 million provision was partially offset by $5.1 million in non-interest income reflecting the applicable increase in our FDIC loss-share receivable for the FDIC’s portion of the additional estimated credit losses under the loss sharing agreements with us.

FDIC Loss-Share Receivable Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition date, we recorded an FDIC loss-share receivable of $108.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC loss-share receivable is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable and the immediate recognition of non-interest income in our financial statements. However, reductions in the FDIC loss-share receivable due to realized losses less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC. During the year ended December 31, 2010, we recorded $1.2 million of discount accretion in non-interest income and, as noted under covered loans above, $5.1 million of non-interest income due to the increase in the FDIC loss-share receivable caused by the additional credit impairment on certain covered loans which is to be accreted prospectively as a yield adjustment. At December 31, 2010, the carrying amount of the FDIC loss-share receivable totaled $89.4 million.

See Notes 2 and 5 to the consolidated financial statements for further details on our covered loans, FDIC loss-share receivable, and the FDIC-assisted transactions.

Non-performing Assets

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and other repossessed assets which consist of automobiles, as well as one aircraft at December 31, 2010. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. See Note 1 to the consolidated financial statements for details about our loan accounting policies. Given the persistently weak economy, and relative to our peers, the level of non-performing assets remained relatively low as a percentage of the total loan portfolio although they increased steadily since 2008, as shown in the table below.

The following tables set forth by loan category, accruing past due and non-performing assets on non-covered loans on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Accruing past due loans: (1)
30 to 89 days past due:
Commercial and industrial	$13,852	$11,949	$13,299	$5,839	$3,346
Commercial real estate	14,563	4,539	5,005	5,233	8,537
Construction	2,804	1,834	5,456	12,047	8,402
Residential mortgage	12,682	12,462	12,189	6,486	5,530
Consumer	14,638	22,835	23,275	16,210	13,166

Total 30 to 89 days past due	58,539	53,619	59,224	45,815	38,981

90 or more days past due:
Commercial and industrial	$12	$2,191	$864	$814	$321
Commercial real estate	—	250	4,257	1,407	1,381
Construction	196	—	3,156	3,154	683
Residential mortgage	1,556	1,421	5,323	1,592	625
Consumer	723	1,263	1,957	1,495	765

Total 90 or more days past due	2,487	5,125	15,557	8,462	3,775

Total accruing past due loans	$61,026	$58,744	$74,781	$54,277	$42,756

Non-accrual loans: (1)
Commercial and industrial	$13,721	$17,424	$10,511	$10,931	$8,989
Commercial real estate	32,981	29,844	14,895	15,940	16,198
Construction	27,312	19,905	877	833	—
Residential mortgage	28,494	22,922	6,195	2,693	1,727
Consumer	2,547	1,869	595	226	330

Total non-accrual loans	105,055	91,964	33,073	30,623	27,244

Other real estate owned (“OREO”) (2)	10,498	3,869	8,278	609	779
Other repossessed assets	1,707	2,565	4,317	1,466	844

Total non-performing assets (“NPAs”)	$117,260	$98,398	$45,668	$32,698	$28,867

Performing troubled debt restructured loans	$89,696	$19,072	$7,628	$8,363	$713
Total non-accrual loans as a % of loans	1.12%	0.98%	0.33%	0.36%	0.33%
Total NPAs as a % of loans and NPAs	1.24	1.04	0.45	0.38	0.35
Total accruing past due and non-accrual loans as a % of loans	1.77	1.61	1.06	1.00	0.84
Allowance for losses on non-covered loans as a % of non-accrual loans	112.63	110.90	281.93	237.29	274.25

(1)

Past due loans and non-accrual loans exclude loans that were acquired as part of the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pool basis.

(2)

This table excludes OREO that is related to the LibertyPointe Bank and The Park Avenue Bank FDIC-assisted transactions. OREO related to the FDIC-assisted transactions, which totaled $7.8 million at December 31, 2010, is subject to the loss-sharing agreements with the FDIC.

Total non-performing assets (“NPAs”), consisting of non-accrual loans, OREO and other repossessed assets, totaled $117.3 million, or 1.24 percent of loans and NPAs at December 31, 2010 compared to $98.4 million, or 1.04 percent of loans and NPAs at December 31, 2009. The increase was mainly due to non-accrual loans, which increased $13.1 million to $105.1 million as compared to $92.0 million at December 31, 2009. Approximately 85 percent of the total non-accrual loans are comprised of construction, residential mortgage and commercial real estate loans, in which Valley has historically had very low loss rates due to its conservative underwriting standards, including conservative loan to value ratios.

At December 31, 2010, non-accrual commercial real estate and construction loans, which totaled $60.3 million, consisted of 74 and 18 credit relationships, respectively, which have been negatively impacted by the current economic conditions and slowdown in the real estate markets. Non-accrual residential mortgage loans increased to 1.48 percent of the residential mortgage loan portfolio at December 31, 2010 mainly due to higher unemployment and unfavorable market conditions caused by the slow economic recovery. Non-accrual commercial and industrial loans decreased $3.7 million mainly due to one charge-off within the non-accrual category which totaled $3.2 million.

Although the timing of collection is uncertain, management believes most of the non-accrual loans are well secured and largely collectible based on, in part, our quarterly review of impaired loans. Our impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, totaled $154.3 million at December 31, 2010 and had $15.2 million in related specific reserves included in our total allowance for loan losses.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.9 million, $6.5 million, and $2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans was immaterial for the years ended December 31, 2010, 2009, and 2008, respectively. No mortgage loans classified as loans held for sale and carried at fair value were on non-accrual status at December 31, 2010. See Note 5 to the consolidated financial statements for further analysis of our impaired loans.

OREO and other repossessed assets, excluding OREO subject to loss-sharing agreements with the FDIC, totaled a combined $12.2 million at December 31, 2010 as compared to $6.4 million at December 31, 2009. The increase during 2010 was largely due to one additional OREO property with a carrying value of $5.3 million at December 31, 2010. Other repossessed assets are comprised of automobiles and one aircraft at December 31, 2010 and 2009. Our residential mortgage loan foreclosure activity remains low due to the nominal amount of individual loan delinquencies within this portfolio.

We evaluated our foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of our review indicate that our procedures for reviewing and validating the information in our documentation are sound and we believe our foreclosure affidavits are accurate.

Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. These loans ranged from 0.03 percent to 0.15 percent of total loans for the last five years and decreased $2.6 million to $2.5 million, or 0.03 percent of total loans at December 31, 2010 as compared to $5.1 million, or 0.05 percent at December 31, 2009. This decrease was primarily due to the migration of commercial and industrial loans, and consumer loans to the non-accrual loan delinquency category. Loans past due 90 days or more and still accruing represent most loan types and are considered to be well secured and in the process of collection.

Performing troubled debt restructured loans (“restructured loans”) with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case-by-case basis. The majority of our loan modifications that are considered restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an rate, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or interest. In addition, we frequently obtain additional collateral or guarantor support when modifying such loans.

Valley has continued its efforts to assist customers by modifying certain performing loans during 2010. Our performing restructured loans increased to $89.7 million at December 31, 2010 and consisted of 44 loans (primarily commercial and industrial loans and commercial real estate loans) as compared to 7 commercial and industrial loans totaling $19.1 million at December 31, 2009. On an aggregate basis, the $89.7 million in restructured loans at December 31, 2010 had a weighted average modified interest rate of approximately 5.14 percent as compared to a yield of 5.64 percent on the entire loan portfolio for the fourth quarter of 2010.

Although we believe that substantially all risk elements at December 31, 2010 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $47.9 million and $56.9 million in potential problem loans at December 31, 2010 and 2009, respectively, which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. Of the $47.9 million in potential problem loans as of December 31, 2010, approximately $13.7 million is considered at risk after collateral values and guarantees are taken into consideration. At December 31, 2010, the potential problem loans consist of various types of credits, including commercial mortgages, revolving commercial lines of credit and commercial leases. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2010.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. Our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 65 percent of total loans at December 31, 2010. Most of the loans collateralized by real estate are in northern and central New Jersey and New York City, presenting a geographical and credit risk if there was a further significant broad-based deterioration in economic conditions within the region.

Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties generally located in counties where we have branch presence and counties contiguous thereto (including Pennsylvania). We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships. Residential mortgage loan underwriting policies that are based on Fannie Mae and Freddie Mac guidelines are adhered to for loan requests of conforming and non-conforming amounts. The weighted average loan-to-value ratio of all residential mortgage originations in 2010 was 53 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 768. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to New Jersey, automobile loans are primarily originated in several other states. Due to the level of our underwriting standards applied to all loans, management believes the out of state loans generally present no more risk than those made within New Jersey. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such loan losses inherent in the portfolio. The allowance for credit losses and related provision are an expression of management’s evaluation of the credit portfolio and economic climate.

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Average loans outstanding	$9,474,994	$9,705,909	$9,386,987	$8,261,111	$8,262,739

Beginning balance—Allowance for credit losses	$103,655	$94,738	$74,935	$74,718	$75,188

Loans charged-off:
Commercial and industrial	(15,475)	(16,981)	(6,760)	(5,808)	(6,078)
Commercial real estate	(1,823)	(3,110)	(500)	(1,596)	(448)
Construction	(1,738)	(1,197)	—	—	—
Residential mortgage	(3,741)	(3,488)	(501)	(103)	(644)
Consumer	(10,882)	(17,689)	(14,902)	(7,628)	(4,918)

	(33,659)	(42,465)	(22,663)	(15,135)	(12,088)

Charged-off loans recovered:
Commercial and industrial	4,121	449	627	1,427	528
Commercial real estate	156	75	6	254	181
Construction	—	—	—	—	—
Residential mortgage	97	36	—	17	54
Consumer	2,678	2,830	2,141	1,779	1,585

	7,052	3,390	2,774	3,477	2,348

Net charge-offs	(26,607)	(39,075)	(19,889)	(11,658)	(9,740)
Provision charged for credit losses	49,456	47,992	28,282	11,875	9,270
Additions from acquisitions	—	—	11,410	—	—

Ending balance—Allowance for credit losses	$126,504	$103,655	$94,738	$74,935	$74,718

Components of allowance for credit losses:
Allowance for non-covered loans	$118,326	$101,990	$93,244	$72,664	$74,718
Allowance for covered loans	6,378	—	—	—	—

Allowance for loan losses	124,704	101,990	93,244	72,664	74,718

Allowance for unfunded letters of credit*	1,800	1,665	1,494	2,271	—

Allowance for credit losses	$126,504	$103,655	$94,738	$74,935	$74,718

Components of provision for credit losses:
Provision for losses on non-covered loans	$42,943	$47,821	$29,059	$12,751	$9,270
Provision for losses on covered loans	6,378	—	—	—	—

Provision for loan losses	49,321	47,821	29,059	12,751	9,270

Provision for unfunded letters of credit	135	171	(777)	(876)	—

Provision for credit losses	$49,456	$47,992	$28,282	$11,875	$9,270

Ratio of net charge-offs during the period to average loans outstanding during the period	0.28%	0.40%	0.21%	0.14%	0.12%
Allowance for non-covered loan losses as a % of non-covered loans	1.31	1.09	0.92	0.86	0.90
Allowance for credit losses as a % of total loans	1.35	1.11	0.93	0.88	0.90

*	Effective January 1, 2007, Valley transferred $3.1 million of the allowance for loan losses related to commercial lending letters of credit to other liabilities.

The allowance for credit losses consists of the allowance for losses on non-covered loans, the allowance for unfunded letters of credit, and the allowance for losses on covered loans related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable losses inherent in the loan portfolio and unfunded letter of credit commitments at the balance sheet dates, based on ongoing evaluations of the loan portfolio. Our methodology for evaluating the appropriateness of the allowance for non-covered loans includes:

•	segmentation of the loan portfolio based on the major loan categories, which consist of commercial, commercial real estate (including construction), residential mortgage and other consumer loans;

•	tracking the historical levels of classified loans and delinquencies;

•	assessing the nature and trend of loan charge-offs;

•	providing specific reserves on impaired loans; and

•	applying economic outlook factors, assigning specific incremental reserves where necessary.

Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration when evaluating the adequacy of the allowance for credit losses.

The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors, (iv) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired covered loan pools. The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over a specific dollar amount and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.

Additionally, we individually evaluate non-accrual (non-homogeneous) loans within commercial and commercial real estate loan portfolio segments over a specific dollar amount and troubled debt restructured loans in all of our loan segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral (See the “Assets and Liabilities Measured on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). As required by regulatory guidance, collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in our collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2010, a $15.2 million specific valuation allowance was included in the allowance for credit losses related to $105.7 million in impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.

The allowance allocations for non-classified loans within all of our loan portfolio segments are calculated by applying historical loss factors by specific loan types to the applicable outstanding loans and unfunded commitments. Loss factors are based on the Bank’s historical loss experience and may be adjusted for significant changes in the current loan portfolio quality that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

Net charge-offs have remained relatively low in the last five years as compared to most of our peers despite the recent economic recession and the economy’s slow recovery during 2010. During this five year period, our net charge-offs peaked at a high of 0.40 percent of average loans during 2009 from a low of 0.12 percent in 2006. During 2010, our net charge-offs decreased $12.5 million to 0.28 percent of average loans mainly due to lower automobile loan charge-offs within the other consumer loan category. Despite the recent signals of a continued economic recovery, there can be no assurance that our levels of net-charge-offs will continue to improve during 2011, and not deteriorate in the future.

The provision for credit losses was $49.5 million in 2010 compared to $48.0 million in 2009. For the year ended December 31, 2010, the provision for credit losses included provisions for losses on non-covered loans (i.e., loans which are not subject to our loss-sharing agreements with the FDIC) and unfunded letters of credit which totaled a combined $43.1 million, as well as a provision for covered loan losses of $6.4 million due to credit impairment within certain pools of covered loans acquired in FDIC-assisted transactions. The decrease of $4.9 million in provision for non-covered loans reflects, among other factors, the lower level of net charge-offs during 2010 compared to 2009.

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2010		2009		2008		2007		2006
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$58,229	19.5%	$50,932	19.2%	$44,163	19.4%	$31,638	18.4%	$31,888	17.6%
Commercial real estate:
Commercial real estate	15,755	36.0	10,253	37.4	10,035	32.8	8,788	27.9	9,518	27.7
Construction	14,162	4.6	15,263	4.7	15,885	5.0	11,748	4.7	15,302	6.3
Residential mortgage	9,128	20.6	5,397	20.7	4,434	22.4	3,124	24.3	3,122	25.3
Consumer	14,499	15.5	15,480	18.0	14,318	20.4	10,815	24.7	8,189	23.1
Unallocated	8,353	—	6,330	—	5,903	—	8,822	—	6,699	—

Allowance for non-covered loans	120,126		103,655		94,738		74,935		74,718
Allowance for covered loans	6,378	3.8	—	—	—	—	—	—	—	—

Total allowance for credit losses	$126,504	100.0%	$103,655	100.0%	$94,738	100.0%	$74,935	100.0%	$74,718	100.0%

*	Includes the allowance for unfunded letters of credit.

Our total allowance for credit losses on non-covered loans amounted to $120.1 million or 1.33 percent of non-covered loans at December 31, 2010 as compared to 1.11 percent at December 31, 2009. The increase of 22 basis points was mainly the result of an increase in the allowance attributable to commercial and industrial loans and commercial real estate loans due to, in part, an increase in specific reserves for impaired credits and classified loans, as well as higher loss factors applied to most loan categories due to an increase in historical loss rates, the level of loan delinquencies, a down real estate market, high unemployment, general economic uncertainty, and other factors identified by management.

Impaired loans, mainly consisting of non-accrual and troubled debt restructured commercial and commercial real estate loans, and their related specific allocations to the allowance for loan losses totaled $154.3 million and $15.2 million, respectively, at December 31, 2010 and $74.5 million and $7.3 million, respectively, at December 31, 2009. Specific reserves for impaired loans increased $7.9 million from 2009 mainly driven by higher levels of non-accrual commercial real estate and construction loans and performing troubled debt restructured loans. The average balance of impaired loans during 2010, 2009, and 2008 was approximately $104.1 million, $49.8 million, and $25.3 million, respectively.

Management believes that the unallocated allowance is appropriate given the current weakened economic climate, the size of the loan portfolio and delinquency trends at December 31, 2010.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2010 and December 31, 2009, shareholders’ equity totaled approximately $1.3 billion, or 9.2 percent and 8.8 percent of total assets, respectively. During the year ended December 31, 2010, total shareholders’ equity increased by approximately $42 million. The change was related to net income of $131.2 million, a $14.1 million decrease in our accumulated other comprehensive loss, $8.4 million in net proceeds from 618 thousand shares of treasury stock reissued under our dividend reinvestment plan, and increases attributable to the effect of our stock incentive plan, partially offset by cash dividends on common stock totaling $115.2 million.

Included in shareholders’ equity as a component of accumulated other comprehensive loss at December 31, 2010 was a $13.4 million net unrealized gain on investment securities classified as available for sale, net of deferred tax as compared to a $2.0 million net unrealized gain, net of deferred tax at December 31, 2009. Also included as a component of accumulated other comprehensive loss at December 31, 2010 was a charge of $18.4 million, net of deferred tax, representing the unfunded portion of Valley’s various pension obligations, and a $708 thousand unrealized loss on derivatives, net of deferred tax used in cash flow hedging relationships.

In February 2009, Valley filed a shelf registration statement on Form S-3 with the SEC, which was declared effective immediately. This shelf registration statement allows Valley to periodically offer and sell in one or more offerings, individually or in any combination, an unlimited aggregate amount of Valley’s common stock, preferred stock, or warrants to purchase common stock or preferred stock or units of the two. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time.

During 2009, Valley raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering of 6.0 million shares of newly issued common stock and net proceeds of $63.7 million through an additional registered direct offering of 5.3 million shares of newly issued common stock to several institutional investors. We did not raise additional capital through common equity offerings during the year ended December 31, 2010.

Additional equity offerings, including shares issued under Valley’s dividend reinvestment plan (“DRIP”) may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several factors beyond management’s control, including potential increases to the regulatory minimum levels of capital required to be considered a well capitalized bank and the negative impact of a persistently weak economy. Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s DRIP. Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan are issued directly from Valley or in open market transactions. During 2010 and 2009, 618 thousand and 389 thousand of common shares, respectively, were reissued from treasury stock under the DRIP for net proceeds totaling $8.4 million and $4.5 million, respectively.

In November 2008, we decided to enter into a Securities Purchase Agreement with the U.S. Treasury that provided for our participation in the TARP Capital Purchase Program. On November 14, 2008, Valley issued and sold to the U.S. Treasury 300,000 shares of Valley Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to approximately 2.5 million shares of Valley common shares (at $17.77 per share, adjusted for the 5 percent stock dividend issued on May 21, 2010). During 2009, we incrementally repurchased all 300,000 shares of our senior preferred shares from the U.S. Treasury for an aggregate purchase price of $300 million (excluding accrued and unpaid dividends paid at the date of redemption). After negotiation with the U.S. Treasury, we could not agree on a redemption price for the warrants with the U.S. Treasury. As a result, the U.S. Treasury sold the warrants through a public auction completed on May 24, 2010. The warrants are currently traded on the New York Stock Exchange under the ticker symbol “VLY WS”. Valley did not receive any of the proceeds of the warrant offering and is no longer a participant in the TARP program. See Note 16 to the consolidated financial statements for more details.

In 2007, Valley’s Board of Directors approved a publicly announced repurchase plan which allows for the repurchase of up to 4.3 million common shares. Purchases may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. The repurchase plan has no stated expiration date and has approximately 3.7 million shares available for repurchase as of December 31, 2010. Under this repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2010 and 2009. Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the year ended December 31, 2010, Valley purchased approximately 29 thousand shares of its outstanding common stock at an average price of $13.23 for such purpose.

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

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2010 and December 31, 2009. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. As discussed in Part I, Item 1A—“Risk Factors,” the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier 1 capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier 1 capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier 1 capital at December 31, 2010. See Note 12 to the consolidated financial statements for additional information.

Including trust preferred securities, Valley’s capital position under risk-based capital guidelines was $1.1 billion, or 10.9 percent of risk-weighted assets for Tier 1 capital and $1.3 billion or 12.9 percent for total risk-based capital at December 31, 2010. The comparable ratios at December 31, 2009 (including our senior preferred shares) were 10.6 percent for Tier 1 capital and 12.5 percent for total risk-based capital. At December 31, 2010 and 2009, Valley was in compliance with the leverage requirement having Tier 1 leverage ratios of 8.3 percent and 8.1 percent, respectively. The Bank’s ratios at December 31, 2010 were all above the minimum levels required for Valley to be considered “well capitalized”, which require Tier 1 capital to risk-adjusted assets of at least 6 percent, total risk-based capital to risk-adjusted assets of 10 percent and a minimum leverage ratio of 5 percent.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. For the year ended December 31, 2010, the retention ratio was 11.11 percent. Comparatively, our common stock cash dividend pay-out per common share was greater than our earnings during the year ended December 31, 2009, thereby causing our earnings retention to be zero for the same period, as net income available to common shareholders was negatively impacted by preferred dividends and accretion of the discount on preferred stock, as well as net trading losses caused primarily by mark to market losses on the fair value of junior subordinated debentures and net impairment losses on securities. While we expect that our rate of earnings retention will continue to improve in future periods, potential future mark to market losses on trading securities and our junior subordinated debentures, net impairment losses on securities, and other deterioration in earnings and our balance sheet resulting from the continued weak economic conditions may negatively impact our future earnings and ability to maintain our dividend at current levels.

Cash dividends declared amounted to $0.72 per common share for both the years ended December 31, 2010 and 2009. The Board continued the cash dividend unchanged during 2010 but, consistent with its conservative philosophy, the Board is committed to examine and weigh relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision in this economic environment. Under Bank Interagency Guidance, the Office of the Comptroller of the Currency has cautioned banks to carefully consider the dividend payout ratio to ensure they maintain sufficient capital to be able to lend to credit worthy borrowers.

Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of operations, Valley enters into various financial obligations, including contractual obligations that may require future cash payments. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2010:

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(in thousands)
Time deposits	10	$1,950,141	$452,614	$272,234	$57,862	$2,732,851
Long-term borrowings	11	207,641	54,754	400,204	2,271,259	2,933,858
Junior subordinated debentures issued to capital trusts*	12	—	—	—	181,767	181,767
Operating leases	15	17,917	32,887	32,792	226,106	309,702
Capital expenditures		4,093	—	—	—	4,093

Total		$2,179,792	$540,255	$705,230	$2,736,994	$6,162,271

*	Amounts presented consists of the contractual principal balances. The junior subordinated debentures issued to VNB Capital Trust I are carried at fair value of $161.7 million on the consolidated statement of condition at December 31, 2010.

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

The following table shows the amounts and expected maturities of significant commitments as of December 31, 2010:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commitments under commercial loans and lines of credit	$1,643,020	$16,330	$9,025	$103,211	$1,771,586
Home equity and other revolving lines of credit	566,302	—	—	—	566,302
Outstanding commercial real estate loan commitments	102,894	86,413	494	—	189,801
Standby letters of credit	117,181	15,147	74,862	14,770	221,960
Outstanding residential mortgage loan commitments	264,529	—	—	—	264,529
Commitments under unused lines of credit—credit card	41,360	29,828	—	—	71,188
Commercial letters of credit	11,882	—	—	—	11,882
Commitments to sell loans	127,950	—	—	—	127,950
Commitments to fund civic and community investments	1,486	—	—	—	1,486
Other*	11,361	1,303	262	—	12,926

Total	$2,887,965	$149,021	$84,643	$117,981	$3,239,610

*	This category primarily consists of contractual communication and technology costs.

Derivative Instruments and Hedging Activities. Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments mainly related to certain variable-rate deposits and borrowings, and fixed-rate loan assets.

Cash Flow Hedges of Interest Rate Risk

Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

In October 2010, Valley entered into two forward starting interest rate swaps to hedge the change in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. The cash flow hedge interest rate swaps, with a total notional amount of $200 million, will require the payment by Valley of fixed-rate amounts at approximately 4.73 percent in exchange for the receipt of variable-rate payments at the prime rate starting in October 2011 and expiring in October 2016.

At December 31, 2010, Valley had two interest rate caps with an aggregate notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Hedge accounting was not applied to these interest rate caps from January 1, 2009 until February 20, 2009 due to the termination of the original hedging relationship in the fourth quarter of 2008. On February 20, 2009, Valley re-designated the interest rate caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rate, based on the federal funds rate. The change in fair value of these derivatives, while they were not designated as hedges, was a $369 thousand gain, which is included in other non-interest income for the year ended December 31, 2009.

At December 31, 2010, Valley also had two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate. The interest rate caps have an aggregate notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

Fair Value Hedge of a Fixed Rate Asset

Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2010, Valley had one interest rate swap with a notional amount of $9.1 million.

Non-designated Hedges

Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in fair value of certain trading securities. During the fourth quarter of 2008, as mentioned above, two interest rate caps (due to mismatches in index) no longer qualified for hedge accounting but were subsequently re-designated as cash flow hedges in February 2009. During the year ended December 31, 2010, Valley had no derivatives that were not designated in hedging relationships.

Credit Risk Related Contingent Features

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

See Note 15 to the consolidated financial statements for quantitative information on our derivative financial instruments and hedging activities.

Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include a $5.5 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities. See “Capital Adequacy” section above in this Item 7 and Note 12 of the consolidated financial statements.

Results of Operations—2009 Compared to 2008

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

The net interest margin on a tax equivalent basis was 3.49 percent for the year ended December 31, 2009 compared with 3.44 percent for the year ended December 31, 2008. The change was mainly attributable to a decrease in interest rates paid on all interest bearing liabilities and higher average loan balances, partially offset by a lower yield on average loans and higher average interest bearing liabilities. Average interest rates earned on interest earning assets decreased 43 basis points while average interest rates paid on interest bearing liabilities decreased 50 basis points causing a 5 basis point increase in the net interest margin as compared to the year ended December 31, 2008.

Average loans totaling $9.7 billion for the year ended December 31, 2009 increased $318.9 million as compared to the same period for 2008 mainly due to higher loan balances in the 2009 period related to solid organic loan growth in the second half of 2008 and loans acquired in the Greater Community merger on July 1, 2008. Average investment securities increased $158.4 million, or 5.6 percent in 2009 as compared to the year ended December 31, 2008. Despite the higher average loan balances during 2009, interest income on a tax equivalent basis for loans decreased $11.7 million for the year ended December 31, 2009 compared with the same period in 2008 due to a 32 basis point decrease in the yield on average loans. Interest income on a tax equivalent basis for investment securities also decreased $4.8 million due to a 46 basis point decline in yield caused by normal principal paydowns of higher yield securities which were mainly reinvested in shorter term and lower yield securities as we reduced our repricing risk and positioned the balance sheet to be more asset sensitive in the current low interest rate environment. The decline in yield on investment securities was partially mitigated by the increase in average investment securities during 2009 as we reallocated some of our excess liquidity from loan principal paydowns and growth in deposits to investment securities. A 93 basis point decline in the yield on average federal funds sold and other interest bearing deposits, partially offset by a $170.0 million increase in average balances within the category, resulted in a decrease of $1.2 million in interest income on such investments in 2009 compared to 2008.

Average interest bearing liabilities increased $230 million to $10.6 billion for the year ended December 31, 2009 mainly due to additional deposits generated from 17 de novo branches opened in 2009 and 2008, and our other existing branches (assisted by the nominal level of long-term interest rates on other investment alternatives available to customers during 2009) and deposits assumed from Greater Community in the latter half of 2008, partially offset by the maturity of $300 million in short-term FHLB advances during the first and second quarters of 2009. The cost of savings, NOW, and money market accounts, time deposits, and short-term borrowings decreased 65, 88, and 34 basis points, respectively, during 2009 due to a sharp decline in short-term interest rates since the fourth quarter of 2008, while the cost of long-term borrowing increased by 7 basis points during the 2009 period. Average savings, NOW, and money market deposits increased $300.1 million as compared to 2008 due to several factors, including new deposits from de novo branches, deposits assumed in the 2008 acquisition, some migration of customer repo balances caused by our decision to reduce collateral positions to support the repo product during the first quarter of 2009, as well as potential general increases from a higher U.S. household savings rate in 2009 caused by the economic downturn. Average time deposits increased $154.7 million mainly due to deposit initiatives during the fourth quarter of 2008 and the first quarter of 2009, as well as time deposits assumed in the Greater Community merger during 2008. Although average time deposits increased from 2008 due to the aforementioned factors, the actual time deposits balance at December 31, 2009 declined almost 15 percent as compared to December 31, 2008 as we did not actively pursued the retention of higher cost interest bearing deposits since the first quarter of 2009 due to lower loan volumes and the level of interest rates available to us on other investment alternatives for such funds. Average long-term borrowings (including junior subordinated debentures issued to capital trusts) increased $60.0 million from 2008 due to new long-term positions in FHLB advances mainly entered into during the second quarter of 2008 that remained outstanding during 2009, as well as approximately $25 million in junior subordinated debentures assumed from Greater Community in 2008. Average short-term borrowings decreased $284.7 million mainly due to the maturity of $300 million in short-term FHLB advances in the first half of 2009 and lower customer repo balances during 2009 as the low level of interest rates reduced customers’ incentive to overnight sweep their demand deposit balance and we reduced our support of the product.

Non-interest income represented 9.2 percent and 0.4 percent of total interest income plus non-interest income for 2009 and 2008, respectively. For the year ended December 31, 2009, non-interest income increased $69.0 million, compared with 2008.

Service charges on deposit accounts decreased $1.5 million, or 5.3 percent to $26.8 million for the year ended December 31, 2009 as compared to 2008 mainly due to a decrease in overdraft fees and non-sufficient funds charges. However, fees on checking accounts increased approximately $1.0 million as compared to 2008 due to our de novo branch expansion activity and deposit accounts assumed in the Greater Community merger during the second half of 2008.

Net gains on securities transactions increased $3.0 million to $8.0 million for the year ended December 31, 2009 compared to $5.0 million in 2008. The majority of the net gains in 2009 were recognized during the fourth quarter as we sold certain corporate debt and residential mortgage-backed securities classified as available for sale to reduce both the overall credit and re-pricing risk exposures of our investment portfolio.

Net impairment losses on securities decreased $78.5 million to $6.4 million for the year ended December 31, 2009 compared to $84.8 million for 2008. The 2009 amount includes estimated credit losses on four private label mortgage-backed securities, one pooled trust preferred security, and one equity security issued by a financial institution. The other-than-temporary impairment charges incurred during 2008 were mainly due to a decline in the value of Freddie Mac and Fannie Mae perpetual preferred securities, one private label mortgage-backed security, and two pooled trust preferred securities.

Net trading losses increased $13.6 million to a net loss of $10.4 million for the year ended December 31, 2009 compared to a net gain of $3.2 million for 2008. The increase was mainly due to a $15.8 million non-cash loss related to the change in the fair value our junior subordinated debentures carried at fair value during the 2009 period compared to $15.2 million gain recorded on the same debentures in the comparable 2008 period. The negative impact of the change in the fair value of the junior subordinated debentures from 2008 was partially offset by a $16.3 million increase in mark to market gains on our trading securities and realized gains on sales of trading securities which had a combined total net gain of $5.4 million for 2009 as compared to a net loss of $10.9 million for 2008. The 2008 period also includes a $1.2 million loss realized on one fixed FHLB advance carried at fair value, which was redeemed prior to its contractual maturity date during the second quarter of 2008. No FHLB advances were held at fair value at December 31, 2009.

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

BOLI income decreased $4.5 million, or 43.9 percent for the year ended December 31, 2009 compared with 2008 primarily due to severe downturn in the financial markets during 2009 and its negative impact on the performance of the underlying investment securities of the BOLI asset.

Non-interest expense increased $20.8 million to $306.0 million for the year ended December 31, 2009 from $285.2 million for 2008. The increase in the 2009 period was mainly due to an $18.1 million increase in the FDIC insurance assessment. Additionally, increases in salary expense, employee benefit expense, and net occupancy and equipment expense from 2008 were partially offset by a decrease in other expense during 2009. The largest component of non-interest expense is salary and employee benefit expense which totaled $163.7 million in 2009 compared with $157.9 million in 2008. The increases in most categories from 2008 relate mainly to de novo branch expansion and the acquisition of Greater Community on July 1, 2008.

The FDIC insurance assessment increased $18.1 million to $20.1 million for the year ended December 31, 2009 compared to $2.0 million for 2008 mainly due to the depletion of our prior period FDIC acquisition credits during the first quarter of 2009, higher normal assessment rates and our election to participate in the FDIC’s Temporary Liquidity Guarantee Program starting in the latter half of the fourth quarter of 2008. Additionally, the 2009 period includes a $6.5 million special assessment which was imposed on all depository institutions (equal to 5 basis points of total assets minus tier 1 capital as on June 30, 2009) due to depletion of the Federal Deposit Insurance Fund.

Income tax expense was $51.5 million for the year ended December 31, 2009, reflecting an effective tax rate of 30.7 percent, compared with $16.9 million for 2008, reflecting an effective tax rate of 15.3 percent. The increase was due to several factors, including the lower level of 2008 pre-tax income and a $6.5 million reduction in Valley’s deferred tax asset valuation allowance in 2008. Additionally, the effective tax rate in 2009 was negatively impacted by lower tax advantaged income and higher state and local tax expense.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(in thousands except for share data)
Assets
Cash and due from banks	$302,629	$305,678
Interest bearing deposits with banks	63,657	355,659
Investment securities:
Held to maturity, fair value of $1,898,872 at December 31, 2010 and $1,548,006 at December 31, 2009	1,923,993	1,584,388
Available for sale	1,035,282	1,352,481
Trading securities	31,894	32,950

Total investment securities	2,991,169	2,969,819

Loans held for sale, at fair value	58,958	25,492
Non-covered loans	9,009,140	9,370,071
Covered loans	356,655	—
Less: Allowance for loan losses	(124,704)	(101,990)

Net loans	9,241,091	9,268,081

Premises and equipment, net	265,570	266,401
Bank owned life insurance	304,956	304,031
Accrued interest receivable	59,126	56,245
Due from customers on acceptances outstanding	6,028	6,985
FDIC loss-share receivable	89,359	—
Goodwill	317,891	296,424
Other intangible assets, net	25,650	24,305
Other assets	417,742	405,033

Total Assets	$14,143,826	$14,284,153

Liabilities
Deposits:
Non-interest bearing	$2,524,299	$2,420,006
Interest bearing:
Savings, NOW and money market	4,106,464	4,044,912
Time	2,732,851	3,082,367

Total deposits	9,363,614	9,547,285

Short-term borrowings	192,318	216,147
Long-term borrowings	2,933,858	2,946,320
Junior subordinated debentures issued to capital trusts (includes fair value of $161,734 at December 31, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	186,922	181,150
Bank acceptances outstanding	6,028	6,985
Accrued expenses and other liabilities	165,881	133,412

Total Liabilities	12,848,621	13,031,299

Shareholders’ Equity
Preferred stock, no par value, authorized 30,000,000 shares; none issued	—	—
Common stock, no par value, authorized 210,451,912 shares; issued 162,058,055 shares at December 31, 2010 and 162,042,502 shares at December 31, 2009	57,041	54,293
Surplus	1,178,325	1,178,992
Retained earnings	79,803	73,592
Accumulated other comprehensive loss	(5,719)	(19,816)
Treasury stock, at cost (597,459 common shares at December 31, 2010 and 1,405,204 common
shares at December 31, 2009)	(14,245)	(34,207)

Total Shareholders’ Equity	1,295,205	1,252,854

Total Liabilities and Shareholders’ Equity	$14,143,826	$14,284,153

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009	2008
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$543,009	$561,252	$572,918
Interest and dividends on investment securities:
Taxable	115,593	131,792	137,763
Tax-exempt	10,366	9,682	10,089
Dividends	7,428	8,513	6,734
Interest on federal funds sold and other short-term investments	416	945	2,190

Total interest income	676,812	712,184	729,694

Interest Expense
Interest on deposits:
Savings, NOW and money market	19,126	24,894	45,961
Time	55,798	93,403	117,152
Interest on short-term borrowings	1,345	4,026	10,163
Interest on long-term borrowings and junior subordinated debentures	137,791	140,547	135,619

Total interest expense	214,060	262,870	308,895

Net Interest Income	462,752	449,314	420,799
Provision for credit losses	49,456	47,992	28,282

Net Interest Income After Provision for Credit Losses	413,296	401,322	392,517

Non-Interest Income
Trust and investment services	7,665	6,906	7,161
Insurance commissions	11,334	10,224	10,053
Service charges on deposit accounts	25,691	26,778	28,274
Gains on securities transactions, net	11,598	8,005	5,020
Other-than-temporary impairment losses on securities	(1,393)	(6,339)	(84,835)
Portion recognized in other comprehensive income (before taxes)	(3,249)	(13)	—

Net impairment losses on securities recognized in earnings	(4,642)	(6,352)	(84,835)
Trading (losses) gains, net	(6,897)	(10,434)	3,166
Fees from loan servicing	4,919	4,839	5,236
Gains on sales of loans, net	12,591	8,937	1,274
Gains on sales of assets, net	619	605	518
Bank owned life insurance	6,166	5,700	10,167
Change in FDIC loss-share receivable	6,268	—	—
Other	16,015	17,043	17,222

Total non-interest income	91,327	72,251	3,256

Non-Interest Expense
Salary and employee benefits expense	176,106	163,746	157,876
Net occupancy and equipment expense	61,765	58,974	54,042
FDIC insurance assessment	13,719	20,128	1,985
Amortization of other intangible assets	7,721	6,887	7,224
Professional and legal fees	10,137	7,907	8,241
Advertising	4,052	3,372	2,697
Other	44,182	45,014	53,183

Total non-interest expense	317,682	306,028	285,248

Income Before Income Taxes	186,941	167,545	110,525
Income tax expense	55,771	51,484	16,934

Net Income	131,170	116,061	93,591
Dividends on preferred stock and accretion	—	19,524	2,090

Net Income Available to Common Stockholders	$131,170	$96,537	$91,501

Earnings Per Common Share:
Basic	$0.81	$0.64	$0.64
Diluted	0.81	0.64	0.64
Cash Dividends Declared Per Common Share	0.72	0.72	0.72
Weighted Average Number of Common Shares Outstanding:
Basic	161,059,906	151,675,691	143,805,528
Diluted	161,068,175	151,676,409	143,884,683

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2007	138,743	—	$43,185	$879,892	$104,225	$(12,982)	$(65,260)	$949,060
Comprehensive income:
Net income	—	—	—	—	93,591	—	—	93,591
Other comprehensive loss, net of tax:
Net change in unrealized gains and losses on securities available for sale (AFS), net of tax benefit of $53,603	—	—	—	—	—	(78,678)	—	—
Less reclassification adjustment for losses included in net income, net of tax benefit of $33,084	—	—	—	—	—	46,731	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $3,928	—	—	—	—	—	(5,434)	—	—
Less reclassification adjustment for derivative losses included in net income, net of tax benefit of $313	—	—	—	—	—	434	—	—
Pension benefit adjustment, net of tax benefit of $7,946	—	—	—	—	—	(11,002)	—	—

Other comprehensive loss	—	—	—	—	—	(47,949)	—	(47,949)

Total comprehensive income	—	—	—	—	—	—	—	45,642
Proceeds from issuance of preferred stock and warrant	—	291,365	—	8,635	—	—	—	300,000
Accretion of discount on preferred stock	—	174	—	—	(174)	—	—	—
Cash dividends declared on common stock	—	—	—	—	(104,352)	—	—	(104,352)
Cash dividends accrued on preferred stock	—	—	—	—	(1,916)	—	—	(1,916)
Effect of stock incentive plan, net	526	—	(106)	(5,296)	(6,140)	—	17,991	6,449
Stock dividend declared	—	—	—	(108,124)	—	—	—	(108,124)
Stock dividend paid	—	—	2,097	105,869	—	—	—	107,966
Common stock and warrants issued in acquisition	9,595	—	3,052	165,018	—	—	(277)	167,793
Fair value of stock options granted	—	—	—	985	—	—	—	985
Tax benefit from stock-based compensation	—	—	—	106	—	—	—	106

Balance—December 31, 2008	148,864	$291,539	$48,228	$1,047,085	$85,234	$(60,931)	$(47,546)	$1,363,609
Cumulative effect of adoption of a new accounting principle (ASC Topic 320)	—	—	—	—	8,605	(8,605)	—	—

Balance—January 1, 2009	148,864	$291,539	$48,228	$1,047,085	$93,839	$(69,536)	$(47,546)	$1,363,609

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—January 1, 2009	148,864	$291,539	$48,228	$1,047,085	$93,839	$(69,536)	$(47,546)	$1,363,609
Comprehensive income:
Net income	—	—	—	—	116,061	—		116,061
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities AFS, net of tax of $23,518	—	—	—	—	—	47,351	—	—
Less reclassification adjustment for gains included in net income, net of tax of $3,002	—	—	—	—	—	(5,003)	—	—
Net change in non-credit impairment losses on securities, net of tax benefit of $1,337	—	—	—	—	—	(2,774)	—	—
Less reclassification adjustment for credit impairment losses on securities included in net income, net of tax benefit of $2,237	—	—	—	—	—	3,767	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $1,458	—	—	—	—	—	2,017	—	—
Less reclassification adjustment for derivative losses included in net income, net of tax benefit of $193	—	—	—	—	—	267	—	—
Pension benefits adjustment, net of tax $2,957	—	—	—	—	—	4,095	—	—

Other comprehensive income	—	—	—	—		49,720	—	49,720

Total comprehensive income	—	—	—	—		—	—	165,781
Preferred stock redemption	—	(300,000)	—	—		—	—	(300,000)
Accretion of discount on preferred stock	—	8,461	—	—	(8,461)	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	(11,063)	—	—	(11,063)
Cash dividends declared on common stock	—	—	—	—	(110,101)	—	—	(110,101)
Effect of stock incentive plan, net	182	—	(32)	1,725	(2,121)	—	4,319	3,891
Common stock dividend declared	—	—	—	(101,051)	—	—	—	(101,051)
Common stock dividend paid	—	—	2,363	98,650	—	—	—	101,013
Common stock issued	11,591	—	3,734	131,562	(4,562)	—	9,020	139,754
Fair value of stock options granted	—	—	—	1,021	—	—	—	1,021

Balance—December 31, 2009	160,637	$—	$54,293	$1,178,992	$73,592	$(19,816)	$(34,207)	$1,252,854

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Number of Common Shares	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance—December 31, 2009	160,637	$—	$54,293	$1,178,992	$73,592	$(19,816)	$(34,207)	$1,252,854
Comprehensive income:
Net income	—	—	—	—	131,170	—	—	131,170
Other comprehensive income, net of tax:
Net change in unrealized gains and losses on securities AFS, net of tax of $7,739	—	—	—	—	—	12,637	—	—
Less reclassification adjustment for gains included in net income, net of tax of $4,268	—	—	—	—	—	(7,330)	—	—
Net change in non-credit impairment losses on securities, net of tax of $1,973	—	—	—	—	—	3,328	—	—
Less reclassification adjustment for credit impairment losses on securities included in net income, net of tax benefit of $1,640	—	—	—	—	—	2,741	—	—
Net change in unrealized gains and losses on derivatives, net of tax of $627	—	—	—	—	—	866	—	—
Less reclassification adjustment for derivative losses included in net income, net of tax benefit of $825	—	—	—	—	—	1,142	—	—
Pension benefits adjustment, net of tax of $512	—	—	—	—	—	713	—	—

Other comprehensive income	—	—	—	—	—	14,097	—	14,097

Total comprehensive income	—	—	—	—	—	—	—	145,267
Cash dividends declared on common stock	—	—	—	—	(116,137)	—	—	(116,137)
Effect of stock incentive plan, net	206	—	65	1,322	(2,603)	—	5,313	4,097
Common stock dividend declared	—	—	—	(110,848)	—	—	—	(110,848)
Common stock dividend paid	—	—	2,683	108,015	—	—	—	110,698
Common stock issued	618	—	—	—	(6,219)	—	14,649	8,430
Fair value of stock options granted	—	—	—	844	—	—	—	844

Balance—December 31, 2010	161,461	$—	$57,041	$1,178,325	$79,803	$(5,719)	$(14,245)	$1,295,205

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$131,170	$116,061	$93,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,850	15,316	14,662
Stock-based compensation	4,830	5,049	5,531
Provision for credit losses	49,456	47,992	28,282
Net amortization of premiums and accretion of discounts on securities and borrowings	12,443	9,592	(3,013)
Amortization of other intangible assets	7,721	6,887	7,224
Gains on securities transactions, net	(11,598)	(8,005)	(5,020)
Net impairment losses on securities recognized in earnings	4,642	6,352	84,835
Proceeds from sales of loans held for sale	385,997	369,917	55,598
Gains on sales of loans, net	(12,591)	(8,937)	(1,274)
Originations of loans held for sale	(323,710)	(381,930)	(55,882)
Gains on sales of assets, net	(619)	(605)	(518)
Net deferred income tax expense (benefit)	20,176	(10,898)	(33,956)
Net change in:
Trading securities	1,056	1,286	688,341
Fair value of borrowings carried at fair value	5,841	15,828	(14,049)
Cash surrender value of bank owned life insurance	(6,166)	(5,700)	(10,167)
Accrued interest receivable	93	1,472	(1,139)
Other assets	3,301	91,644	83,478
Accrued expenses and other liabilities	(8,878)	(166,768)	(1,155)

Net cash provided by operating activities	279,014	104,553	935,369

Cash flows from investing activities:
Net loan repayments (originations)	359,117	734,544	(854,870)
Loans purchased	(52,279)	—	—
Investment securities held to maturity:
Purchases	(993,407)	(967,904)	(574,991)
Maturities, calls and principal repayments	644,810	526,637	118,673
Investment securities available for sale:
Purchases	(321,318)	(503,483)	(722,640)
Sales	425,473	326,096	262,796
Maturities, calls and principal repayments	327,316	333,041	456,871
Death benefit proceeds from bank owned life insurance	5,241	1,727	—
Proceeds from sales of real estate property and equipment	4,601	3,713	2,209
Purchases of real estate property and equipment	(14,599)	(25,282)	(29,877)
Cash and cash equivalents acquired (paid) in acquisitions	44,228	(285)	35,376

Net cash provided by (used in) investing activities	429,183	428,804	(1,306,453)

Cash flows from financing activities:
Net change in deposits	(837,871)	314,362	426,977
Net change in short-term borrowings	(36,517)	(424,157)	19,735
Advances of long-term borrowings	50,681	—	391,001
Repayments of long-term borrowings	(72,742)	(60,755)	(315,480)
Redemption of junior subordinated debentures	—	—	(7,689)
Proceeds from issuance of preferred stock and a warrant	—	—	300,000
Redemption of preferred stock	—	(300,000)	—
Dividends paid to preferred shareholders	—	(12,980)	—
Dividends paid to common shareholders	(115,190)	(109,005)	(102,517)
Tax benefit from stock-based compensation	—	—	106
Common stock issued, net	8,391	140,008	1,993

Net cash (used in) provided by financing activities	(1,003,248)	(452,527)	714,126

Net change in cash and cash equivalents	(295,051)	80,830	343,042
Cash and cash equivalents at beginning of year	661,337	580,507	237,465

Cash and cash equivalents at end of year	$366,286	$661,337	$580,507

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$217,102	$288,858	$305,216
Federal and state income taxes	50,636	63,021	46,971
Supplemental schedule of non-cash investing activities:
Transfer of investment securities held to maturity to available for sale*	—	—	1,059
Loans transferred to loans held for sale	83,162	—	—

Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	73,743	—	67,411
Loans	412,331	—	812,489
Allowance for loan losses	—	—	(11,410)
Premises and equipment, net	133	—	15,266
Bank owned life insurance	—	—	16,284
Accrued interest receivable	2,788	—	3,834
Goodwill	21,413	726	115,318
Other intangible assets, net	4,884	224	7,476
FDIC loss-share receivable	108,000	—	—
Other assets	22,558	—	9,969

Total non-cash assets acquired	645,850	950	1,036,637

Liabilities assumed:
Deposits	654,200	—	714,942
Short-term borrowings	12,688	—	15,415
Long-term borrowings	10,559	—	133,574
Junior subordinated debentures issued to capital trusts	—	—	25,359
Accrued expenses and other liabilities	12,631	665	14,927

Total liabilities assumed	690,078	665	904,217

Net non-cash assets acquired	$(44,228)	$285	$132,420

Cash and cash equivalents acquired (paid) in acquisitions	$44,228	$(285)	$35,376
Common stock issued in acquisition	$—	$—	$167,796

*	Valley changed its intent to hold two pooled trust preferred securities to maturity after significant deterioration in the issuers’ creditworthiness resulting in other-than-temporary impairment charges of $7.8 million for the year ended December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities (including the estimated fair values recorded for acquired assets and assumed liabilities in business combination transactions—see Note 2); and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

In March 2010, the Bank assumed all of the deposits, excluding brokered deposits, and acquired loans, other real estate owned (“covered loans” and “covered OREO”, together “covered assets”) and certain other assets of The Park Avenue Bank and LibertyPointe Bank, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver (the “FDIC-assisted transactions”). See Note 2 for further details regarding these transactions.

On May 21, 2010, Valley issued a five percent common stock dividend to shareholders of record on May 7, 2010. All common share and per common share data presented in the consolidated financial statements and the accompanying notes below were adjusted to reflect the dividend.

On March 31, 2008, the Bank sold its registered broker-dealer subsidiary. The divesture was not accounted for in the consolidated audited financial statements as discontinued operations due to the immaterial nature of this subsidiary’s financial position and results of operations. See Note 2 for additional details of this transaction.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $16.8 million and $22.9 million at December 31, 2010 and 2009, respectively.

Investment Securities

At the time of purchase, management elects to classify investment securities into one of three categories: held to maturity, available for sale or trading. Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Investment securities to be held for indefinite periods are classified as available for sale and carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities that may be sold and reinvested over short durations as part of management’s asset/liability management strategies are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the accompanying consolidated statements of income as a component of trading (losses) gains, net. Realized gains or losses on the sale of trading securities are recognized by the specific identification method and are included in trading (losses) gains, net. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets and totaled $139.8 million and $139.9 million at December 31, 2010 and 2009, respectively. Management noted no indicators of impairment for the Federal Home Loan Bank of New York stock during 2010.

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

To determine whether a security’s impairment is other-than-temporary, Valley considers factors that include, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility; the severity and duration of the decline; Valley’s ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term); Valley’s intent to sell security investments; and whether it is more likely than not that Valley will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

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

Loans and Loan Fees

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premium or discounts on purchased loans, except for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covered loans. Loan origination and commitment fees, net of related costs are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method. See Note 5 for further detail regarding accounting policies for non-accrual and impaired loans.

Loans Acquired Through Transfer (Including Covered Loans)

Loans acquired through the completion of a transfer, including loans acquired in a business combination (see Note 2), are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Beginning in 2010, Valley accounts for interest income on all loans acquired at a discount that is due, in part; to credit quality based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC Loss-Share Receivable” below).

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

The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio and off balance sheet unfunded letters of credits, as well as reserves for impairment of covered loans subsequent to their acquisition date (See discussion under the “Loans Acquired Through Transfer” section above). The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the non-covered loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, applying economic outlook factors, assigning specific incremental reserves where necessary, providing specific reserves on impaired loans, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.

The allowance for loan losses consists of five elements: (i) specific reserves for individually impaired credits, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other loans based on historical loss factors, (iv) reserves based on general economic conditions and other qualitative risk factors both internal and external to Valley, including changes in loan portfolio volume, the composition and concentrations of credit, new market initiatives, and the impact of competition on loan structuring and pricing, and (v) an allowance for impaired covered loan pools.

The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over a specific dollar amount and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of the loans. Loans are evaluated based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and non-performing loan status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. See Note 5 for details. Any change in the credit risk grade of performing and/or non-performing loans affects the amount of the related allowance. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyze the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

The allowance allocations for other loans (i.e.; risk rated loans that are not adversely classified and loans that are not risk rated) are calculated by applying historical loss factors for each loan portfolio segment to the applicable outstanding loan portfolio balances. Loss factors are calculated using statistical analysis supplemented by management judgment. The statistical analysis considers historical default rates and historical loss severity in the event of default. The management analysis includes an evaluation of loan portfolio volumes, the composition and concentrations of credit, credit quality and current delinquency trends.

The allowance also contains reserves to cover inherent losses within each of Valley’s loan portfolio segments which have not been otherwise reviewed or measured on an individual basis. Such reserves include management’s evaluation of national and local economic and business conditions, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

See Notes 5 and 6 for Valley’s loan credit quality and additional allowance disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Generally, these useful lives range from three to forty years. Leasehold improvements are depreciated over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations.

Bank Owned Life Insurance

Valley owns bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI is recorded at its cash surrender value. Valley’s BOLI is invested primarily in U.S. Treasury securities and U.S. agency mortgage-backed securities and the majority of the underlying investment portfolio is managed by one independent investment firm. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

Other Real Estate Owned

Other real estate owned (“OREO”), acquired through foreclosure on loans secured by real estate, is reported at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell, and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate. OREO and other repossessed assets totaled $12.2 million (including $7.8 million of OREO related to the FDIC-assisted transactions, which is subject to the loss-sharing agreements) at December 31, 2010 and $6.4 million at December 31, 2009.

FDIC Loss-Share Receivable

The receivable arising from the loss sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. Although this asset represents a contractual receivable from the FDIC, there is no contractual interest rate associated with the asset. At the date of acquisition, the FDIC loss-share receivable was measured at its fair value based on expected future cash flows covered by the loss share agreements. In addition, the asset is based on the credit adjustments estimated for each loan pool and the loss-share percentages. See Note 2 for further details.

The difference between the present value at acquisition date and the undiscounted cash flow expected to be collected from the FDIC is accreted into non-interest income over the life of the FDIC loss-share receivable. The FDIC loss-share receivable is reduced as losses are realized on covered loans and other real estate owned, and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. However, a reduction in the FDIC loss-share receivable due to realized losses less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the respective pools of covered loans or (ii) the term of the loss-sharing agreements with the FDIC. The potential increases and decreases to the FDIC loss-share receivable are recorded as a component of non-interest income. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. See Note 5 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to an annual assessment for impairment by applying a fair value based test. Goodwill is allocated to Valley’s reporting unit, which is a business segment or one level below, at the date goodwill is actually recorded. Impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. An impairment charge is recognized in the current period earnings. Valley reviews goodwill annually or more frequently if a triggering event indicates impairment may have occurred, to determine potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value.

Other Intangible Assets

Other intangible assets primarily consist of loan servicing rights, core deposits, customer lists and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount.

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

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition and are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. A valuation allowance is established through an impairment charge to earnings to the extent the amortized cost of a stratified group of loan servicing rights exceeds its estimated fair value. Increases in the fair value of impaired loan servicing rights are recognized as a reduction of the valuation allowance, but not in excess of such allowance.

Stock-Based Compensation

Compensation expense for stock options and restricted stock awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Under Valley’s long-term incentive compensation plans, award grantees that are eligible for retirement do not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is the market price of Valley’s stock on the date of grant. For stock options granted prior to November 1, 2005, Valley estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available due to inactive or illiquid markets, fair value is based upon internal and third party models that primarily use as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, including adjustments based on internal cash flow model projections that utilize assumptions similar to those incorporated by market participants. Other adjustments may include amounts to reflect counterparty credit quality and Valley’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 3 for additional information.

During the first quarter of 2010, Valley completed two FDIC-assisted transactions. Valley recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition dates. See Note 2 for additional information on the fair value measurements techniques.

Income Taxes

Valley uses the asset and liability method to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the enacted tax rates that will to be in effect when the underlying items of income and expense are expected to be realized.

Valley’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount we expect to realize. Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Valley maintains a reserve related to certain tax positions and strategies that management believes contain an element of uncertainty. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. See Note 14 for further analysis of Valley’s accounting for income taxes.

Comprehensive Income (Loss)

Valley’s components of other comprehensive income, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale (including the non-credit portion of any other-than-temporary impairment charges relating to these securities effective January 1, 2009); (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the unfunded portion of its various employee, officer, and director pension plans. Valley reports comprehensive income and its components in the consolidated statements of changes in shareholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. For Valley, common stock equivalents are outstanding common stock options and warrants to purchase Valley’s common shares.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands, except for share data)
Net income	$131,170	$116,061	$93,591
Dividends on preferred stock and accretion	—	19,524	2,090

Net income available to common stockholders	$131,170	$96,537	$91,501

Basic weighted-average number of common shares outstanding	161,059,906	151,675,691	143,805,528
Plus: Common stock equivalents	8,269	718	79,155

Diluted weighted-average number of common shares outstanding	161,068,175	151,676,409	143,884,683

Earnings per common share:
Basic	$0.81	$0.64	$0.64
Diluted	$0.81	$0.64	$0.64

Common stock equivalents, in the table above, represent the effect of outstanding common stock options and warrants to purchase Valley’s common shares, excluding those with exercise prices that exceed the average market price of Valley’s common stock during the periods presented and therefore, would have an anti-dilutive effect on the diluted earnings per common share calculation. Anti-dilutive common stock options and warrants equaled approximately 6.6 million, 6.9 million, and 5.9 million common shares for the years ended December 31, 2010, 2009, and 2008, respectively.

Preferred and Common Dividends

On November 14, 2008, Valley issued 300,000 shares of fixed rate cumulative perpetual preferred stock (the “senior preferred shares”), with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury. Subsequently, Valley incrementally repurchased all 300,000 shares back from the U.S. Treasury during 2009 and effectively ended its participation in the TARP Capital Purchase Program on December 23, 2009. While the senior preferred shares were outstanding to the U.S. Treasury, the shares paid dividends at a rate of five percent per annum. Valley accrued the obligation for the preferred dividends as earned over the period the senior preferred shares were outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the change in fair value of such instrument is charged directly to earnings.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Valley beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for Valley on January 1, 2010. The applicable new disclosures have been included in Note 3.

ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the Emerging Issues Task Force that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 became effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 beginning in the third quarter of 2010. The new guidance did not have a material impact on Valley’s consolidated financial statements. See Note 5 for more information regarding Valley’s covered loans accounted for in accordance with ASC Subtopic 310-30.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures should be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010. Comparative disclosures for reporting periods ending after initial adoption are required. Since the provisions of ASU 2010-20 are only disclosure related, our adoption of this guidance did not have an impact on our consolidated financial statements. See Notes 5 and 6 for the related disclosures.

ASU No. 2011-01, “Receivables (Topic 310)—“Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings. The new effective date for disclosures about troubled debt restructurings will be aligned with the finalization of the effective date of the exposure drafts “Clarifications to Accounting for Troubled Debt Restructurings by Creditors, which is proposed” for interim and annual periods ending on or after June 15, 2011.

BUSINESS COMBINATIONS AND DISPOSITIONS (Note 2)

Acquisitions

FDIC-Assisted Transactions

On March 11, 2010, the Bank assumed all of the deposits, and acquired certain assets of LibertyPointe Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $198.3 million in customer deposits and acquired $207.7 million in assets, including $140.6 million in loans. The loans acquired by the Bank principally consist of commercial real estate loans. This transaction resulted in $11.6 million of goodwill and generated $370 thousand in core deposit intangibles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 12, 2010, the Bank assumed all of the deposits, excluding brokered deposits, and borrowings, and acquired certain assets of The Park Avenue Bank, a New York State chartered bank in an FDIC-assisted transaction. The Bank assumed $455.9 million in customer deposits and acquired $480.5 million in assets, including $271.8 million in loans. The loans acquired by the Bank principally consist of commercial and industrial loans, and commercial real estate loans. This transaction resulted in $7.9 million of goodwill and generated $1.2 million in core deposit intangibles.

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

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our consolidated statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered loans and other real estate owned, and as the loss sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. However, reduction in the FDIC loss-share receivable due to realized losses less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the respective pool(s) of covered loans or (ii) the term of the loss-sharing agreements with the FDIC. The potential increases and decreases to the FDIC loss-share receivable are recorded as a component of non-interest income. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. See “Fair Value Measurement of Assets Acquired and Liabilities Assumed” section below for details regarding the fair value measurement of the FDIC loss-share receivable.

In the event the losses under the loss-sharing agreements fail to reach expected levels, the Bank has agreed to pay to the FDIC, on approximately the tenth anniversary following the transactions’ closings, a cash payment pursuant to each loss-sharing agreement.

In addition, as part of the consideration for The Park Avenue Bank FDIC-assisted transaction, the Bank agreed to issue a cash-settled equity appreciation instrument to the FDIC. Under the terms of the instrument, the FDIC had the opportunity to obtain a cash payment equal to the product of (i) the number of units with respect to which the FDIC exercises its right under the equity appreciation instrument and (ii) the amount by which the average of the volume weighted average price of Valley’s common stock for each of the five New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeds $14.372 (unadjusted for the five percent stock dividend issued on May 21, 2010). The equity appreciation instrument was initially recorded as a liability in the first quarter of 2010 and was settled in cash after the FDIC exercised the instrument on April 1, 2010. The valuation and settlement of the equity appreciation instrument did not significantly impact Valley’s consolidated financial statements for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth assets acquired and liabilities assumed in the FDIC-assisted transactions, at their estimated fair values as of the closing dates of each transaction:

	March 11, 2010	March 12, 2010
	LibertyPointe Bank	The Park Avenue Bank
	(in thousands)
Assets acquired:
Cash and cash equivalents	$18,269	$29,259
Investment securities available for sale	5,014	68,729
Covered loans	140,570	271,761
Premises and equipment	—	123
Accrued interest receivable	524	2,263
Goodwill	11,625	7,872
Other intangible assets	370	1,190
FDIC loss-share receivable	29,000	79,000
Other assets	2,285	20,274

Total assets acquired	$207,657	$480,471

Liabilities assumed:
Deposits:
Non-interest bearing	$34,349	$141,775
Savings, NOW and money market	592	2,342
Time	163,362	311,780

Total deposits	198,303	455,897

Short-term borrowings	—	12,688
Long-term borrowings	—	10,559
Accrued expenses and other liabilities	9,354	1,327

Total liabilities assumed	$207,657	$480,471

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. During the second and third quarters of 2010, the estimated fair values of the acquired assets and liabilities as of the acquisition dates were adjusted as a result of additional information obtained related to the fair value of the loans and unfunded loan commitments acquired and, on a combined basis, resulted in increases in goodwill, the FDIC loss-share receivable and other liabilities, and a decrease in covered loans. The purchase accounting for both FDIC-assisted transactions is completed and reflected in the table above and in our consolidated financial statements for the year ended December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Covered loans. The acquired loan portfolios were segregated into categories for valuation purposes primarily based on loan type and payment status (performing or non-performing). The estimated fair values were computed by discounting the expected cash flows from the respective portfolios. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated estimates of current key assumptions, such as prepayment speeds, default rates, and loss severity rates. Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors including, but not limited to, forward interest rates, loan and collateral types, payment status, and current loan-to-value ratios. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted at estimated market rates. The market rates were estimated using a buildup approach which included assumptions with respect to funding cost and funding mix, estimated servicing cost, liquidity premium, and additional spreads, if warranted, to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate the fair values of the covered loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

See Note 5 for further discussion regarding covered loans and Valley’s accretion of the loan discount resulting from acquisition date fair value adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Acquisitions

On December 14, 2010, Masters Coverage Corp., an all-line insurance agency that is a wholly-owned subsidiary of the Bank, acquired certain assets of S&M Klein Co. Inc., an independent insurance agency located in Queens, New York. The purchase price totaled $5.3 million, consisting of $3.3 million in cash and earn-out payments totaling $2.0 million that are payable over a four year period, subject to certain customer retention and earnings performance. The transaction generated goodwill and other intangible assets totaling $1.9 million and $3.3 million, respectively. Other intangible assets consist of a customer list, covenants not to compete, and a trade name with a weighted average amortization period of 16 years.

On November 30, 2009, Masters Coverage Corp. acquired the assets of Samuel M. Berman Company, Inc., an independent retail insurance agency offering property and casualty, and health insurance. The purchase price totaled $950 thousand, consisting of $285 thousand in cash and a $665 thousand note payable, subject to certain customer retention levels and payable over the next four years. The transaction generated approximately $726 thousand in goodwill and $224 thousand in other intangible assets. Other intangible assets consist of a customer list and covenants not to compete with a weighted average amortization period of seven years.

On July 1, 2008, Valley completed the acquisition of Greater Community Bancorp (“Greater Community”), the holding company of Greater Community Bank, a commercial bank with approximately $1.0 billion in assets and 16 full-service branches in northern New Jersey. The purchase price of $167.8 million was paid through a combination of Valley’s common stock (9.6 million shares) and warrants (described below). The transaction generated approximately $115.8 million in goodwill and $7.5 million in core deposit intangibles subject to amortization beginning July 1, 2008. Of the $115.8 million in goodwill, $485 thousand was recorded during the second quarter of 2009 relating to the valuation of certain deferred tax assets acquired from Greater Community. Greater Community Bank was merged into Valley National Bank as of the acquisition date.

As a part of the purchase price for Greater Community, Valley issued approximately 918 thousand warrants on July 1, 2008. Each warrant is entitled to purchase 1.1025 Valley common shares at $17.24 per share and exercisable through an expiration date on June 30, 2015. The Valley warrants, which have been determined to qualify as permanent equity, are publicly traded and listed on the NASDAQ Capital Market under the ticker symbol “VLYWW”. All of the warrants remained outstanding at December 31, 2010.

Pro forma results of operations including Greater Community for the year ended December 31, 2008 have not been presented, as the acquisition did not have a material impact on Valley’s operating results.

Disposition

On March 31, 2008, Valley sold its wholly-owned broker-dealer subsidiary, Glen Rauch Securities, Inc., for $1.9 million, consisting of cash and a note receivable. The subsidiary’s operations and the disposition did not materially impact Valley’s consolidated financial position or results of operations during 2008 and therefore has not been presented as discontinued operations in Valley’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2010 and 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities:
Available for sale:
U.S. Treasury securities	$163,810	$163,810	$—	$—
U.S. government agency securities	88,800	—	88,800	—
Obligations of states and political subdivisions	29,462	—	29,462	—
Residential mortgage-backed securities	610,358	—	514,711	95,647
Trust preferred securities	41,083	20,343	—	20,740
Corporate and other debt securities	53,961	41,046	—	12,915
Equity securities	47,808	28,227	10,228	9,353

Total available for sale	1,035,282	253,426	643,201	138,655
Trading securities	31,894	9,991	—	21,903
Loans held for sale (1)	58,958	—	58,958	—
Other assets (2)	8,414	—	8,414	—

Total assets	$1,134,548	$263,417	$710,573	$160,558

Liabilities:
Junior subordinated debentures issued to VNB Capital Trust I (3)	$161,734	$161,734	$—	$—
Other liabilities (2)	1,379	—	1,379	—

Total liabilities	$163,113	$161,734	$1,379	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)

Loans held for sale (which consists of residential mortgages) had contractual unpaid principal balances totaling approximately $58.4 million and $25.3 million at December 31, 2010 and December 31, 2009, respectively for loans originated for sale and carried at fair value.

(2)	Derivative financial instruments are included in this category.
(3)	The junior subordinated debentures had contractual unpaid principal obligations totaling $157.0 million at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009 are summarized below:

	2010				2009
	Trading Securities		Available For Sale Securities		Trading Securities		Available For Sale Securities
	(in thousands)
Balance, beginning of the period	$32,950		$156,612		$—		$—
Transfers into Level 3 (1)	—		—		34,236		156,820
Transfers out of Level 3 (1)	(10,567)		(1,384)
Total net (losses) gains for the period included in:
Net income	(480)		—		4,414		—
Other comprehensive income	—		9,626		—		22,867
Purchases, sales and settlements	—		(26,199)		(5,700)		(23,075)

Balance, end of the period	$21,903		$138,655		$32,950		$156,612

Net unrealized (losses) gains included in net income for the period relating to assets held at year end (2)	$(480	)(3)	$(4,642	)(4)	$7,303	(3)	$(6,352	)(4)

(1)	All transfers into/or out of Level 3 are assumed to occur at the beginning of the reporting period.
(2)	Represents net losses that are due to changes in economic conditions and management’s estimates of fair value.
(3)	Included in trading gains (losses), net within the non-interest income category on the consolidated statements of income.
(4)	Represents the net impairment losses on securities recognized in earnings for the period.

During 2010, two trust preferred securities totaling $12.0 million with the same issuer, one classified as trading and one classified as available for sale, were transferred out of Level 3 assets to Level 1 assets due to newly available exchange quoted prices in active markets for these securities.

Five corporate debt securities with a combined fair value of $11.1 million at December 31, 2010 were transferred from Level 2 to Level 1 assets during the year ended December 31, 2010 due to newly available exchange quoted prices in active markets for these securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans held for sale. The conforming residential mortgage loans originated for sale are reported at fair value using Level 2 (significant other observable) inputs. The fair values were calculated utilizing quoted prices for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar assets in active markets. To determine these fair values, the mortgages held for sale are put into multiple tranches, or pools, based on the coupon rate of each mortgage. If the mortgages held for sale are material, the market prices for each tranche are obtained from both Fannie Mae and Freddie Mac. The market prices represent a delivery price which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. The market prices received from Fannie Mae and Freddie Mac are then averaged and interpolated or extrapolated, where required, to calculate the fair value of each tranche. Depending upon the time elapsed since the origination of each loan held for sale, non-performance risk and changes therein were addressed in the estimate of fair value based upon the delinquency data provided to both Fannie Mae and Freddie Mac for market pricing and changes in market credit spreads. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2010 and 2009 based on the short duration these assets were held, and the high credit quality of these loans.

Junior subordinated debentures issued to capital trusts. The junior subordinated debentures issued to VNB Capital Trust I are reported at fair value using Level 1 inputs. The fair value was estimated using quoted prices in active markets for similar assets, specifically the quoted price of the VNB Capital Trust I preferred stock traded under ticker symbol “VLYPRA” on the New York Stock Exchange. The preferred stock and Valley’s junior subordinated debentures issued to the Trust have identical financial terms (see Note 12 for details) and therefore, the preferred stock’s quoted price moves in a similar manner to the estimated fair value and current settlement price of the junior subordinated debentures. The preferred stock’s quoted price includes market considerations for Valley’s credit and non-performance risk and is deemed to represent the transfer price that would be used if the junior subordinated debenture were assumed by a third party. Valley’s potential credit risk and changes in such risk did not materially impact the fair value measurement of the junior subordinated debentures at December 31, 2010 and 2009.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s interest rate caps and interest rate swaps are determined using third party prices that are based on discounted cash flow analyses. The fair value measurement of the interest caps is calculated by discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value measurement of the interest rate swaps are determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. The fair values of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
As of December 31, 2010
Collateral dependent impaired loans (1)	$53,330	$—	$—	$53,330
Loan servicing rights	11,328	—	—	11,328
Foreclosed assets (2)	19,986	—	—	19,986

As of December 31, 2009
Collateral dependent impaired loans	$16,835	$—	$—	$16,835
Loan servicing rights	11,110	—	—	11,110
Foreclosed assets	6,434	—	—	6,434

(1)	Excludes pooled covered loans acquired in the FDIC-assisted transactions.
(2)	Includes other real estate owned totaling $7.8 million related to the FDIC-assisted transactions, which is subject to loss-sharing agreements with the FDIC.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are typically estimated using Level 3 inputs, consisting of individual appraisals performed, on average, every 12 months. Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.

During the years ended December 31, 2010 and 2009, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The direct loan charge-offs to the allowance for loan losses totaled $8.3 million for the year ended December 31, 2010. At December 31, 2010, collateral dependent impaired loans (mainly consisting of commercial and construction loans) with a carrying value of $54.4 million were reduced by specific valuation allowance allocations totaling $1.1 million to a reported fair value of $53.3 million. During 2009, impaired loans with a carrying value of $22.5 million were reduced by direct loan charge-offs totaling $4.1 million and specific valuation allowance allocations totaling $1.6 million to a reported fair value of $16.8 million based on collateral values.

Loan servicing rights. Fair values for each risk-stratified group are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, servicing cost, prepayment speed, internal rate of return, ancillary income, float rate, tax rate, and inflation. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Impairment charges are recognized on loan servicing rights when the book value of a risk-stratified group of loan servicing rights exceeds the estimated fair value. For the years ended December 31, 2010 and 2009, net impairment charges of $551 thousand and $80 thousand, respectively, were recognized on loan servicing rights. At December 31, 2010 and 2009, Valley’s loan servicing rights had a carrying value of $11.3 million, net of a $1.2 million valuation allowance and $11.1 million, net of a $612 thousand valuation allowance, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is significantly adjusted based on customized discounting criteria. During the years ended December 31, 2010 and 2009, foreclosed assets measured at fair value upon initial recognition totaled $24.7 million and $12.5 million, respectively. In connection with the measurement and initial recognition of the aforementioned foreclosed assets, Valley recognized charge-offs to the allowance for loan losses totaling $8.1 million and $11.6 million for the years ended December 31, 2010 and 2009, respectively.

Other Fair Value Disclosures

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2010, 2009 and 2008:

Reported in Consolidated Statements of Financial Condition	Reported in Consolidated Statements of Income	Gains (Losses) on Change in Fair Value
		Years Ended December 31,
		2010	2009	2008
		(in thousands)
Assets:
Held to maturity securities	Net impairment losses on securities	$—	$—	$(7,846)
Available for sale securities	Net impairment losses on securities	(4,642)	(6,352)	(76,989)
Trading securities	Trading (losses) gains, net	(1,056)	5,394	(10,883)
Loans held for sale	Gains on sales of loans, net	12,591	8,937	1,274

Liabilities:
Long-term borrowings*	Trading (losses) gains, net	—	—	(1,194)
Junior subordinated debentures issued to capital trusts	Trading (losses) gains, net	(5,841)	(15,828)	15,243

		$1,052	$(7,849)	$(80,395)

*	During the second quarter of 2008, Valley prepaid one fixed rate Federal Home Loan Bank advance elected to be carried at fair value which had a $40.0 million contractual principal obligation. No other long-term borrowings were carried at fair value at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amounts and estimated fair values of financial instruments were as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets:
Cash and due from banks	$302,629	$302,629	$305,678	$305,678
Interest bearing deposit with banks	63,657	63,657	355,659	355,659
Investment securities held to maturity	1,923,993	1,898,872	1,584,388	1,548,006
Investment securities available for sale	1,035,282	1,035,282	1,352,481	1,352,481
Trading securities	31,894	31,894	32,950	32,950
Loans held for sale	58,958	58,958	25,492	25,492
Net loans	9,241,091	9,035,066	9,268,081	9,233,493
Accrued interest receivable	59,126	59,126	56,245	56,245
Federal Reserve Bank and Federal Home Loan Bank stock	139,778	139,778	139,911	139,911
Other assets*	8,414	8,414	7,124	7,124

Financial liabilities:
Deposits without stated maturities	6,630,763	6,630,763	6,464,918	6,464,918
Deposits with stated maturities	2,732,851	2,783,680	3,082,367	3,135,611
Short-term borrowings	192,318	195,360	216,147	206,296
Long-term borrowings	2,933,858	3,201,090	2,946,320	3,115,285
Junior subordinated debentures issued to capital trusts (carrying amount includes fair value of $161,734 at December 31, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	186,922	187,480	181,150	180,639
Accrued interest payable	4,344	4,344	7,081	7,081
Other liabilities*	1,379	1,379	1,018	1,018

*	Derivative financial instruments are included in this category.

Financial instruments with off-balance sheet risk, consisting of loan commitments and standby letters of credit, had immaterial estimated fair values at December 31, 2010 and 2009.

The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not measured and reported at fair value on a recurring basis or a non-recurring basis:

Cash and due from banks and interest bearing deposits with banks. The carrying amount is considered to be a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans. Fair values of non-covered and covered loans are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

INVESTMENT SECURITIES (Note 4)

As of December 31, 2010, Valley had approximately $1.9 billion, $1.0 billion, and $31.9 million in held to maturity, available for sale, and trading investment securities, respectively. Valley may be required to record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Valley’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (referred to below as “bank issuers”) (including three pooled trust preferred securities), corporate bonds primarily issued by banks, and perpetual preferred and common equity securities issued by banks. These investments may pose a higher risk of future impairment charges by Valley as a result of the persistently weak U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral. Additionally, some bank trust preferred issuers may elect to defer future payments of interest on such securities either based upon recommendations by the U.S. Government and the banking regulators or management decisions driven by potential liquidity needs. Such elections by issuers of securities within Valley’s investment portfolio could adversely affect securities valuations and result in future impairment charges if collection of deferred and accrued interest (or principal upon maturity) is deemed unlikely by management. Although these securities may pose a greater risk of impairment charges, many of the bank issuers of trust preferred securities within our investment portfolio were allowed by their bank regulators to exit the U.S. Treasury’s TARP Capital Purchase Program, and their capital ratios are at or above the minimum amounts to be considered “well-capitalized” under current regulatory guidelines. For the small number of bank issuers within our portfolio that remain TARP participants, dividend payments to trust preferred security holders are senior to and payable before dividends can be paid on the preferred stock issued under the TARP Capital Purchase Program. See the “Other-Than-Temporary Impairment Analysis” section below for further details.

Held to Maturity

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at December 31, 2010 and 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
U.S. Treasury securities	$100,161	$251	$(909)	$99,503
Obligations of states and political subdivisions	387,280	2,146	(3,467)	385,959
Residential mortgage-backed securities	1,114,469	30,728	(3,081)	1,142,116
Trust preferred securities	269,368	5,891	(59,365)	215,894
Corporate and other debt securities	52,715	2,911	(226)	55,400

Total investment securities held to maturity	$1,923,993	$41,927	$(67,048)	$1,898,872

December 31, 2009
Obligations of states and political subdivisions	$313,360	$3,430	$(227)	$316,563
Residential mortgage-backed securities	936,385	17,970	(413)	953,942
Trust preferred securities	281,836	3,832	(59,516)	226,152
Corporate and other debt securities	52,807	907	(2,365)	51,349

Total investment securities held to maturity	$1,584,388	$26,139	$(62,521)	$1,548,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$57,027	$(909)	$—	$—	$57,027	$(909)
Obligations of states and political subdivisions	123,399	(3,467)	50	—	123,449	(3,467)
Residential mortgage-backed securities	226,135	(3,081)	—	—	226,135	(3,081)
Trust preferred securities	14,152	(250)	75,477	(59,115)	89,629	(59,365)
Corporate and other debt securities	7,971	(13)	8,761	(213)	16,732	(226)

Total	$428,684	$(7,720)	$84,288	$(59,328)	$512,972	$(67,048)

	December 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$42,507	$(219)	$1,305	$(8)	$43,812	$(227)
Residential mortgage-backed securities	120,101	(404)	2,450	(9)	122,551	(413)
Trust preferred securities	10,702	(89)	121,197	(59,427)	131,899	(59,516)
Corporate and other debt securities	7,206	(338)	17,926	(2,027)	25,132	(2,365)

Total	$180,516	$(1,050)	$142,878	$(61,471)	$323,394	$(62,521)

The unrealized losses on investment securities held to maturity are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2010 was 153 as compared to 79 at December 31, 2009.

At December 31, 2010, the unrealized losses reported for trust preferred securities relate to 19 single-issuer securities, mainly issued by bank holding companies. Of the 19 trust preferred securities, 7 were investment grade, 1 was non-investment grade, and 11 were not rated. Additionally, $38.1 million of the $59.4 million in unrealized losses at December 31, 2010, relate to securities issued by one bank holding company with a combined amortized cost of $55.0 million. Valley privately negotiated the purchase of the $55.0 million in trust preferred securities from the bank issuer and holds all of the securities of the two issuances. Typical of most trust preferred issuances, the bank issuer may defer interest payments for up to five years with interest payable on the deferred balance. In August and October of 2009, the bank issuer elected to defer its scheduled interest payments on each respective security issuance. The bank issuer is currently operating under an agreement with its bank regulators, which requires, among other things, the issuer to receive permission from the regulators prior to resuming its regularly scheduled payments on both security issuances. However, the issuer’s principal subsidiary bank reported, in its most recent regulatory filing, that it meets the regulatory capital minimum requirements to be considered a “well-capitalized institution” as of December 31, 2010. Based on this information, management believes that we will receive all principal and interest contractually due on both security issuances. Valley will continue to closely monitor the credit risk of this issuer and we may be required to recognize other-than-temporary impairment charges on such securities in future periods. All other single-issuer bank trust preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, meet the regulatory capital requirements to be considered to be “well-capitalized institutions” at December 31, 2010.

Management does not believe that any individual unrealized loss as of December 31, 2010 included in the table above represents other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities. Valley does not have the intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or maturity.

As of December 31, 2010, the fair value of investments held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $964 million.

The contractual maturities of investments in debt securities held to maturity at December 31, 2010 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$187,124	$187,222
Due after one year through five years	62,661	64,592
Due after five years through ten years	146,981	149,171
Due after ten years	412,758	355,771
Residential mortgage-backed securities	1,114,469	1,142,116

Total investment securities held to maturity	$1,923,993	$1,898,872

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.73 years at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale at December 31, 2010 and 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
U.S. Treasury securities	$162,404	$1,406	$—	$163,810
U.S. government agency securities	88,926	26	(152)	88,800
Obligations of states and political subdivisions	28,231	1,234	(3)	29,462
Residential mortgage-backed securities	578,282	35,016	(2,940)	610,358
Trust preferred securities*	54,060	1,142	(14,119)	41,083
Corporate and other debt securities	53,379	2,612	(2,030)	53,961
Equity securities	48,724	812	(1,728)	47,808

Total investment securities available for sale	$1,014,006	$42,248	$(20,972)	$1,035,282

December 31, 2009
U.S. Treasury securities	$277,429	$—	$(1,144)	$276,285
Obligations of states and political subdivisions	32,724	722	(35)	33,411
Residential mortgage-backed securities	911,186	39,537	(10,218)	940,505
Trust preferred securities*	56,636	117	(20,341)	36,412
Corporate and other debt securities	22,578	198	(3,734)	19,042
Equity securities	49,112	1,956	(4,242)	46,826

Total investment securities available for sale	$1,349,665	$42,530	$(39,714)	$1,352,481

*	Includes three pooled trust preferred securities, principally collateralized by securities issued by banks and insurance companies.

The age of unrealized losses and fair value of related securities available for sale at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. government agency securities	$66,157	$(152)	$—	$—	$66,157	$(152)
Obligations of states and political subdivisions	1,146	(3)	—	—	1,146	(3)
Residential mortgage-backed securities	11,439	(350)	46,206	(2,590)	57,645	(2,940)
Trust preferred securities	1,262	(153)	33,831	(13,966)	35,093	(14,119)
Corporate and other debt securities	—	—	7,944	(2,030)	7,944	(2,030)
Equity securities	1,538	(243)	13,736	(1,485)	15,274	(1,728)

Total	$81,542	$(901)	$101,717	$(20,071)	$183,259	$(20,972)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$276,285	$(1,144)	$—	$—	$276,285	$(1,144)
Obligations of states and political subdivisions	395	(4)	1,688	(31)	2,083	(35)
Residential mortgage-backed securities	11,318	(245)	122,031	(9,973)	133,349	(10,218)
Trust preferred securities	—	—	34,622	(20,341)	34,622	(20,341)
Corporate and other debt securities	1,878	(57)	6,296	(3,677)	8,174	(3,734)
Equity securities	—	—	35,901	(4,242)	35,901	(4,242)

Total	$289,876	$(1,450)	$200,538	$(38,264)	$490,414	$(39,714)

The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2010 was 43 as compared to 82 at December 31, 2009.

Within the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2010, the unrealized losses relate to 10 private label mortgage-backed securities. Of these 10 securities, 6 securities had an investment grade rating and 4 had a non-investment grade rating at December 31, 2010. Three of the four non-investment grade private label mortgage-backed securities with unrealized losses were other-than-temporarily impaired during 2009 and 2010. See the “Other-Than-Temporary Impairment Analysis” section below.

At December 31, 2010, the unrealized losses for trust preferred securities in the table above relate to 3 pooled trust preferred and 12 single-issuer bank issued trust preferred securities. Substantially all of the unrealized loss was attributable to three pooled trust preferred securities with an amortized cost of $23.1 million and a fair value of $10.0 million. One of the three pooled trust preferred securities with an unrealized loss of $10.3 million had an investment grade rating at December 31, 2010. The two other pooled trust preferred securities were other-than-temporarily impaired in 2008, 2009 and the first quarter of 2010. See “Other-Than-Temporarily Impaired Securities” section below for more details. At December 31, 2010, 9 of the single-issuer trust preferred securities classified as available for sale had investment grade ratings and 3 had non-investment grade ratings. These single-issuer securities are all paying in accordance with their terms and have no deferrals of interest or defaults.

Unrealized losses reported for corporate and other debt securities at December 31, 2010, relate mainly to one investment rated bank issued corporate bond with a $10.0 million amortized cost and a $2.0 million unrealized loss that is paying in accordance with its contractual terms.

The unrealized losses on equity securities, including those more than twelve months, are related primarily to two perpetual preferred security positions from the same issuance with a combined $9.8 million amortized cost and a $1.3 million unrealized loss. At December 31, 2010, these perpetual preferred securities had investment grade ratings and are currently performing and paying quarterly dividends.

Management does not believe that any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment, except for the previously impaired securities discussed above, as management mainly attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management believes there are no credit losses on these securities. Valley has no intent to sell, nor is it more likely than not that Valley will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

As of December 31, 2010, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $519 million.

The contractual maturities of investments in debt securities available for sale at December 31, 2010, are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$108,406	$108,822
Due after one year through five years	75,951	77,682
Due after five years through ten years	84,972	86,810
Due after ten years	117,671	103,802
Residential mortgage-backed securities	578,282	610,358
Equity securities	48,724	47,808

Total investment securities available for sale	$1,014,006	$1,035,282

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The weighted-average remaining expected life for residential mortgage-backed securities available for sale at December 31, 2010 was 3.3 years.

Other-Than-Temporary Impairment Analysis

In assessing the level of other-than-temporary impairment attributable to credit loss for debt securities, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the consolidated statement of income, less the portion recognized in other comprehensive income. Subsequent assessments may result in additional estimated credit losses on previously impaired securities. These additional estimated credit losses are recorded as reclassifications from the portion of other-than-temporary impairment previously recognized in other comprehensive income to earnings in the period of such assessments. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

For residential mortgage-backed securities, Valley estimates loss projections for each security by stressing the cash flows from the individual loans collateralizing the security using expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on collateral and origination vintage specific assumptions, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at December 31, 2010. Generally, the range of expected constant default rates (“CDR”), loss severity rates and constant prepayment rates (“CPR”) used in the modeling scenarios for the 19 private label mortgage-backed securities were as follows: a CDR of 0 percent to 18.9 percent, a loss severity rate of 23.5 percent to 57.4 percent, and a CPR of 0 percent to 47.7 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three pooled trust preferred securities, Valley evaluates the projected cash flows from each of its tranches in the three securities to determine if they are adequate to support their future contractual principal and interest payments. Valley assesses the credit risk and probability of impairment of the contractual cash flows by projecting the default rates over the life of the security. Higher projected default rates will decrease the expected future cash flows from each security. If the projected decrease in cash flows in each tranche causes a change in contractual yield, the security would be considered to be other-than-temporarily impaired. Two of the pooled trust preferred securities were initially impaired in 2008 with additional estimated credit losses recognized in 2009 and 2010. “See Other-Than-Temporarily Impaired Securities” section below for further details.

The perpetual preferred securities, reported in equity securities, are hybrid investments that are assessed for impairment by Valley as if they were debt securities. Therefore, Valley assessed the creditworthiness of each security issuer, as well as any potential change in the anticipated cash flows of the securities as of December 31, 2010. Based on this analysis, management believes the declines in fair value of these securities are attributable to a lack of liquidity in the marketplace and are not reflective of any deterioration in the creditworthiness of the issuers.

Other-Than-Temporarily Impaired Securities

The following table provides information regarding our other-than-temporary impairment charges on securities recognized in earnings for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
	(in thousands)
Held to Maturity:
Trust preferred securities	$—	$—	$7,846
Available for sale:
Residential mortgage-backed securities	2,265	5,735	6,435
Trust preferred securities	2,377	183	—
Equity securities	—	434	70,554

Net impairment losses on securities recognized in earnings	$4,642	$6,352	$84,835

Impaired Trust Preferred Securities. All of the other-than-temporary impairment charges on trust preferred securities in the table above relate to two pooled trust preferred securities with a combined amortized cost and fair value of $6.2 million and $3.3 million, respectively, at December 31, 2010, after recognition of all credit impairments. At December 31, 2008, two pooled trust preferred securities (originally classified as held to maturity ) were initially found to be other-than-temporarily impaired and resulted in an impairment charge of $7.8 million, as each of Valley’s tranches in the securities had projected cash flows below their future contractual principal and interest payments. After the impairment, management no longer had a positive intent to hold the pooled trust preferred securities to their maturity dates due to the significant deterioration in issuers’ creditworthiness, and as a result, we were required to transfer these securities, with a total adjusted carrying value of $1.1 million at the time of transfer, from the held to maturity portfolio to the available for sale portfolio at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008. During the year ended December 31, 2009, we recognized additional estimated credit losses of $183 thousand for one of the two previously impaired pooled trust preferred securities and, in 2010, both securities had additional estimated credit losses of $2.4 million as higher default rates decreased the expected cash flows from the securities.

Due to Valley’s early adoption of the authoritative accounting guidance under ASC Topic 320 on January 1, 2009, the amortized cost amounts for the two impaired pooled trust preferred securities were increased by a total of $7.5 million at January 1, 2009 for the non-credit portion of the $7.8 million impairment charge taken during the fourth quarter of 2008.

Impaired Residential Mortgage-Backed Securities. During 2010, Valley recognized impairment charges on 5 of the 19 individual private label mortgage-backed securities classified as available for sale. All of these securities, with the exception of one private label mortgage-backed security initially impaired in 2010, were found to be previously impaired in 2009 and one security was initially impaired in 2008. At December 31, 2010, the five private label mortgage-backed securities had a combined amortized cost of $51.1 million and fair value of $50.9 million, respectively. Although Valley recognized other-than-temporary impairment charges on the securities, each security is currently performing in accordance with its contractual obligations. See the “Other-Than-Temporary Impairment Analysis” section above for further details regarding the impairment analysis of residential mortgage-backed securities.

Due to Valley’s early adoption of the authoritative accounting guidance under ASC Topic 320 on January 1, 2009, the amortized cost for one private label mortgage-backed security was increased by a total of $6.2 million at January 1, 2009 for the non-credit portion of the $6.4 million impairment charge taken during the fourth quarter of 2008.

Impaired Equity Securities. For the years ended December 31, 2009 and 2008, we recognized other-than-temporary impairment charges of $434 thousand and $70.6 million, respectively, on equity securities classified as available for sale. The 2009 impairment charge relates to one common equity security issued by a bank with an adjusted carrying value of $723 thousand at December 31, 2009. The impairment was recognized based on the length of time and the severity of the difference between the security’s book value and its observable market price and the security’s near term prospects for recovery. For the year-ended December 31, 2008, the majority of the impairment charges related to perpetual preferred equity securities issued by Fannie Mae and Freddie Mac as a significant decline in the market value of these securities was caused by the U.S. Government placing these entities into conservatorship and suspending their preferred stock dividends during the third quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized Gains and Losses

Gross gains (losses) realized on sales, maturities and other securities transactions related to investment securities included in earnings for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Sales transactions:
Gross gains	$8,615	$8,006	$10,326
Gross losses	(96)	(36)	(5,599)

	$8,519	$7,970	$4,727

Maturities and other securities transactions:
Gross gains	$3,158	$79	$317
Gross losses	(79)	(44)	(24)

	$3,079	$35	$293

Gains on securities transactions, net	$11,598	$8,005	$5,020

During the year ended December 31, 2008, Valley recognized gross losses on securities transactions of $5.6 million mainly due to the sale of 50 percent of its position in one of the Fannie Mae perpetual preferred stocks classified as available for sale, which resulted in a gross loss of $5.4 million included in the table above.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that Valley has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Balance, beginning of period	$6,119	$549
Additions:
Initial credit impairments	124	2,171
Subsequent credit impairments	4,518	3,747
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(261)	(348)

Balance, end of period	$10,500	$6,119

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented. Other-than-temporary impairments recognized in earnings for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairment). The credit loss component is reduced if Valley sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) Valley receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Securities

The fair value of trading securities (consisting of 4 single-issuer bank trust preferred securities) was $31.9 million and $33.0 million at December 31, 2010 and 2009, respectively. Interest income on trading securities totaled $2.6 million, $3.8 million, and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LOANS (Note 5)

The detail of the loan portfolio as of December 31, 2010 and 2009 was as follows:

	2010	2009
	(in thousands)
Non-covered loans:
Commercial and industrial	$1,825,066	$1,801,251
Commercial real estate:
Commercial real estate	3,378,252	3,500,419
Construction	428,232	440,046

Total commercial real estate loans	3,806,484	3,940,465

Residential mortgage	1,925,430	1,943,249
Consumer:
Home equity	512,745	566,303
Automobile	850,801	1,029,958
Other consumer	88,614	88,845

Total consumer loans	1,452,160	1,685,106

Total non-covered loans	9,009,140	9,370,071

Covered loans:
Commercial and industrial	$121,151	$—
Commercial real estate	195,646	—
Construction	16,153	—
Residential mortgage	17,026	—
Consumer	6,679	—

Total covered loans	356,655	—

Total loans	$9,365,795	$9,370,071

FDIC under loss-share receivable related to covered loans and foreclosed assets	$89,359	$—

Total non-covered loans are net of unearned discount and deferred loan fees totaling $9.3 million and $8.7 million at December 31, 2010 and 2009, respectively. At December 31, 2010, covered loans had outstanding contractual principal balances totaling approximately $439.9 million.

Covered Loans

Covered loans acquired through the FDIC-assisted transactions are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are not subsequently accounted for at fair value. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Under ASC Subtopic 310-30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The difference between the undiscounted cash flows expected at acquisition and the investment in the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). The allowance for loan losses on covered loans (acquired through two FDIC-assisted transactions) is determined without consideration of the amounts recoverable through the FDIC loss-share agreements (see “FDIC loss-share receivable” below).

The following table presents information regarding the combined estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the covered loans acquired in the LibertyPointe Bank and The Park Avenue Bank transactions (see Note 2), as of the closing dates for those transactions:

(in thousands)
Contractually required principal and interest	$625,978
Contractual cash flows not expected to be collected (non-accretable difference)	(143,988)

Expected cash flows to be collected	481,990
Interest component of expected cash flows (accretable yield)	(69,659)

Fair value of covered loans	$412,331

Changes in the accretable yield for covered loans were as follows for the year ended December 31, 2010:

(in thousands)
Balance at acquisition date	$69,659
Accretion	(20,547)
Net reclassification from non-accretable difference	51,940

Balance at December 31, 2010	$101,052

Valley reclassified $51.9 million from the non-accretable difference for covered loans because of increases in expected cash flows for certain pools of covered loans during 2010. This amount will be recognized prospectively as an adjustment to yield over the life of the individual pools.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDIC Loss-Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss-share receivable” on our statements of financial condition) is measured separately from the covered loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans (see Notes 1 and 2). Changes in FDIC loss-share receivable for the year ended December 31, 2010 were as follows:

(in thousands)
Balance at acquisition date	$108,000
Accretion*	1,166
Increase due to impairment on covered loans*	5,102
Other reimbursable expenses	2,561
Reimbursements from the FDIC	(27,470)

Balance at December 31, 2010	$89,359

*	Valley recognized $6.3 million in non-interest income for the year ended December 31, 2010 due to increases in the FDIC loss-share receivable related to accretion and impairment of certain covered loan pools.

Related Party Loans

The Bank’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, and companies in which the Bank has beneficial ownership, is subject to requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the Federal Reserve Bank.

The following table summarizes the change in the total amounts of loans and advances to directors, executive officers, and their affiliates during the year ended December 31, 2010, adjusted for changes in directors, executive officers and their affiliates:

2010
(in thousands)
Outstanding at beginning of year	$175,678
New loans and advances	36,752
Repayments	(19,085)
Sales	(301)

Outstanding at end of year	$193,044

All loans to related parties are performing as of December 31, 2010.

Loan Portfolio Risk Elements and Credit Risk Management

Credit risk management. For all of its loan types discussed below, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial and industrial loans. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Valley, in most cases, will obtain the personal guarantee of the borrower’s principals to mitigate the risk.

Commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Loans generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly conservative loan to value ratios are required at origination, as well as, stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets.

Construction loans. With respect to loans to developers and builders, Valley originates and manages construction loans structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential mortgages. Valley originates residential, first mortgage loans with the assistance of computer-based underwriting engines licensed from Fannie Mae and/or Freddie Mac. Appraisals of real estate collateral are contracted directly with independent appraisers and not through appraisal management companies. The Bank’s appraisal management policy and procedure is in accordance with all rules and best practice guidance from the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models, is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes generally located in northern and central New Jersey, New York City metropolitan area, and eastern Pennsylvania. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in this region. Underwriting policies generally adhere to Fannie Mae and Freddie Mac guidelines for loan requests of conforming and non-conforming amounts. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property. During 2010 and 2009, Valley elected to sell many of its fixed-rate loan originations due to the low level of market interest rates and Valley’s desire to manage the credit and interest rate risk inherent in Valley’s balance sheet by minimizing the additions of such long-term, low-fixed rate instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Home equity loans. Home equity lending is made up of both fixed and variable interest rate products, while automobile loans are exclusively fixed rate and term. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 70 percent when originating a home equity loan.

Automobile loans. Valley uses both judgmental and scoring systems in the credit decision process for automobile loans. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. The value of automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Additionally, automobile charge-offs will vary based on strength or weakness in the used vehicle market, original advance rate, when in the life cycle of a loan a default occurs and the condition of the collateral being liquidated. Where permitted by law, and subject to the limitations of the bankruptcy code, deficiency judgments are sought and acted upon to ultimately collect all money owed, even when a default resulted in a loss at collateral liquidation. Valley uses a third party to actively track collision and comprehensive risk insurance required of the borrower on the automobile and this third party provides coverage to Valley in the event of an uninsured collateral loss.

Other consumer loans. Valley’s consumer portfolio also has minor exposures in credit card loans, personal lines of credit, personal loans and loans secured by cash surrender value of life insurance. Valley believes the aggregate risk exposure of these lines of credit is well diverse and minimal at December 31, 2010.

Credit Quality

Past due and non-accrual loans. All loans are deemed to be past due when the contractually required principal and interest payment have not been received as they become due. Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Payments received on non-accrual loans are applied against principal. A loan may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The covered loans acquired from the FDIC were aggregated into pools based on common risk characteristics in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing because these loans are accounted for an a pooled basis. Management’s judgment is required in classifying loans in pools subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due. The following table presents past due, non-accrual and current loans by the loan portfolio class at December 31, 2010 and for total non-covered loans at December 31, 2009.

	Past Due and Non-Accrual Loans*
	30-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-Covered Loans	Total Non-Covered Loans
			(in thousands)
December 31, 2010
Commercial and industrial	$13,852	$12	$13,721	$27,585	$1,797,481	$1,825,066
Commercial real estate:
Commercial real estate	14,563	—	32,981	47,544	3,330,708	3,378,252
Construction	2,804	196	27,312	30,312	397,920	428,232

Total commercial real estate loans	17,367	196	60,293	77,856	3,728,628	3,806,484

Residential mortgage	12,682	1,556	28,494	42,732	1,882,698	1,925,430
Consumer loans:
Home equity	1,045	—	1,955	3,000	509,745	512,745
Automobile	13,328	686	539	14,553	836,248	850,801
Other consumer	265	37	53	355	88,259	88,614

Total consumer loans	14,638	723	2,547	17,908	1,434,252	1,452,160

Total	$58,539	$2,487	$105,055	$166,081	$8,843,059	$9,009,140

December 31, 2009
Total	$53,619	$5,125	$91,964	$150,708	$9,219,363	$9,370,071

*	Past due loans and non-accrual loans exclude loans that were acquired as part of the Liberty Pointe Bank and The Park Avenue Bank FDIC-assisted transactions. These loans are accounted for on a pooled basis.

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.9 million, $6.5 million, and $2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively; none of these amounts were included in interest income during these periods. Interest income recognized on loans once classified as non-accrual loans was immaterial for the years ended December 31, 2010, 2009, and 2008.

Performing troubled debt restructured loans (“restructured loans”). Restructured loans with modified terms and not reported as loans 90 days or more past due and still accruing or non-accrual, are performing restructured loans to customers experiencing financial difficulties where a concession has been granted. All loan modifications are made on a case-by-case basis. The majority of our loan modifications that are considered restructured loans involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or interest. In addition, the Bank frequently obtains additional collateral or guarantor support when modifying such loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about restructured loans at December 31, 2010:

	Amount	Number of Loans
	($ in thousands)
Commercial and industrial	$23,718	18
Commercial real estate:
Commercial real estate	36,707	14
Construction	12,644	5

Total commercial real estate	49,351	19
Residential mortgage	16,544	5
Consumer loans:
Home equity	83	2

Total consumer loans	83	2

Total restructured loans	$89,696	44

At December 31, 2009, performing restructured loans totaled $19.1 million and consisted of 7 commercial and industrial loans.

Impaired loans. Commercial and industrial loans and commercial real estate loans over a specific dollar amount and all troubled debt restructured loans are individually evaluated for impairment. The value of an impaired loan is measured based upon the underlying anticipated method of payment consisting of either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent, and its payment is expected solely based on the underlying collateral. If the value of an impaired loan is less than its carrying amount impairment is recognized through an allowance estimate. Collateral dependent impaired loan balances are written down to the current fair value of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses.

Residential mortgage loans and consumer loans generally consist of smaller balance homogeneous loans that are collectively evaluated for impairment, and are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the information about impaired loans by loan portfolio class at December 31, 2010:

	Recorded Investment* With No Related Allowance	Recorded Investment* With Related Allowance	Total Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2010
Commercial and industrial	$3,707	$28,590	$32,297	$42,940	$6,397
Commercial real estate:
Commercial real estate	19,860	43,393	63,253	66,869	3,991
Construction	24,215	15,854	40,069	40,867	2,150

Total commercial real estate loans	44,075	59,247	103,322	107,736	6,141

Residential mortgage	788	17,797	18,585	18,864	2,683
Consumer loans:
Home equity	—	83	83	83	5

Total consumer loans	—	83	83	83	5

Total	$48,570	$105,717	$154,287	$169,623	$15,226

*	Recorded investment equals to the aggregate carrying value of the applicable loans.

At December 31, 2009, impaired loans totaled $74.5 million and included $28.6 million of loans for which there was no related allowance and $46.0 million of loans with a related allowance of $7.3 million.

The average balance of impaired loans was approximately $104.1 million, $49.8 million, and $25.3 million, for the years ended December 31, 2010, 2009, and 2008 respectively. The amount of interest that would have been recorded under the original terms for impaired loans was $4.1 million, $3.1 million, and $984 thousand, for the years ended December 31, 2010, 2009, and 2008, respectively. Interest was not collected on these impaired loans during these periods.

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories, but pose weaknesses that deserve management’s close attention are deemed to be Special Mention. Loans rated as “Pass” loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the risk category of loans by class of loans based on the most recent analysis performed at December 31, 2010.

Credit exposure – by internally assigned risk rating	Pass	Special Mention	Substandard	Doubtful
	(in thousands)
Commercial and industrial	$1,638,939	$92,131	$93,920	$76
Commercial real estate	3,175,333	77,186	125,733	—
Construction	324,292	48,442	55,498	—

Total	$5,138,564	$217,759	$275,151	$76

For residential mortgages, automobile, home equity, and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loans classes based on payment activity as of December 31, 2010:

Credit exposure - by payment activity	Performing Loans	Non-Performing Loans
	(in thousands)
Residential mortgage	$1,896,936	$28,494
Home equity	510,790	1,955
Automobile	850,262	539
Other consumer	88,561	53

Total	$3,346,549	$31,041

Valley evaluates the credit quality of its covered loan pools based on the expectation of the underlying cash flows. At December 31, 2010, the balance of covered loan pools with an adverse change in the expected cash flows was $27.2 million with impairment of $6.4 million. The impaired loan pools mainly consisted of commercial and industrial loans.

ALLOWANCE FOR CREDIT LOSSES (Note 6)

The allowance for credit losses consists of the allowance for losses on non-covered loans, the reserve for unfunded letters of credit, and the allowance for losses on covered loan related to credit impairment of certain covered loan pools subsequent to acquisition. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for losses on non-covered loans is based on ongoing evaluations of the probable estimated losses inherent in the non-covered loan portfolio. See Note 1 for further details regarding Valley’s allowance for credit losses methodology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allowance for credit losses for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Allowance for credit losses:
Beginning balance	$103,655	$94,738	$74,935
Less net charge-offs:
Loans charged-off	(33,659)	(42,465)	(22,663)
Charged-off loans recovered	7,052	3,390	2,774

Net charge-offs	(26,607)	(39,075)	(19,889)
Additions from acquisition	—	—	11,410
Provision charged for credit losses	49,456	47,992	28,282

Ending balance	$126,504	$103,655	$94,738

Components of allowance for credit losses:
Allowance for non-covered loans	$118,326	$101,990	$93,244
Allowance for covered loans	6,378	—	—

Total allowance for loan losses	124,704	101,990	93,244

Allowance for unfunded letters of credit	1,800	1,665	1,494

Total allowance for credit losses	$126,504	$103,655	$94,738

Components of provision for credit losses:
Provision for non-covered loans	$42,943	$47,821	$29,059
Provision for covered loans	6,378	—	—

Total provision for loan losses	49,321	47,821	29,059

Provision for unfunded letters of credit	135	171	(777)

Total provision for credit losses	$49,456	$47,992	$28,282

Valley recorded a $6.4 million provision for covered loans (subject to our loss-sharing agreements with the FDIC) during the fourth quarter of 2010 due to declines in the expected cash flows caused by credit impairment in certain loan pools.

Loan charge-off policy. Loans identified as losses by management are charged-off. Loans are assessed for full or partial charge-off when they are between 90 and 120 days past due. Furthermore, residential mortgage and consumer loan accounts are charged-off automatically based on regulatory requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2010.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Unallocated	Total
	(in thousands)
December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$6,397	$6,141	$2,683	$5	$—	$15,226
Collectively evaluated for impairment	50,032	23,776	6,445	14,494	8,353	103,100
Loans acquired with discounts related to credit quality	5,538	492	348	—	—	6,378

Total	$61,967	$30,409	$9,476	$14,499	$8,353	$124,704

Loans:
Individually evaluated for impairment	$32,297	$103,322	$18,585	$83	$—	$154,287
Collectively evaluated for impairment	1,792,769	3,703,162	1,906,845	1,452,077	—	8,854,853
Loans acquired with discounts related to credit quality	121,151	211,799	17,026	6,679	—	356,655

Total	$1,946,217	$4,018,283	$1,942,456	$1,458,839	$—	$9,365,795

PREMISES AND EQUIPMENT, NET (Note 7)

At December 31, 2010 and 2009, premises and equipment, net consisted of:

	2010	2009
	(in thousands)
Land	$56,837	$56,304
Buildings	184,404	180,609
Leasehold improvements	62,050	58,215
Furniture and equipment	169,963	163,109

	473,254	458,237
Accumulated depreciation and amortization	(207,684)	(191,836)

Total premises and equipment, net	$265,570	$266,401

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $15.8 million, $15.3 million and $14.7 million, respectively.

LOAN SERVICING (Note 8)

VNB Mortgage Services, Inc. (“MSI”), a subsidiary of the Bank, is a servicer of residential mortgage loan portfolios. MSI is compensated for loan administrative services performed for mortgage servicing rights purchased in the secondary market and loans originated and sold by the Bank. The aggregate principal balances of mortgage loans serviced by MSI for others approximated $1.3 billion at December 31, 2010 and 2009, and $1.2 billion at December 31, 2008. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank is a servicer of SBA loans, and is compensated for loan administrative services performed for SBA loans originated and sold by the Bank. The Bank serviced a total of $38.4 million, $37.8 million, and $47.4 million of SBA loans at December 31, 2010, 2009 and 2008, respectively, for third-party investors. The outstanding balance of SBA loans serviced for others is not included in the consolidated statements of financial condition.

The unamortized costs associated with acquiring loan servicing rights are included in other intangible assets in the consolidated statements of financial condition. The following table summarizes the change in loan servicing rights during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$11,722	$9,824	$12,191
Purchase and origination of loan servicing rights	4,182	5,012	990
Amortization expense	(3,413)	(3,114)	(3,357)

Balance at end of year	$12,491	$11,722	$9,824

Valuation allowance:
Balance at beginning of year	$(612)	$(532)	$—
Impairment adjustment	(551)	(80)	(532)

Balance at end of year	$(1,163)	$(612)	$(532)

Balance at end of year net of valuation allowance	$11,328	$11,110	$9,292

Loan servicing rights are accounted for using the amortization method. See the “Loans Servicing Rights” sections of Notes 1 and 3 for further details about the accounting policy and valuation method. Based on market conditions at December 31, 2010, amortization expense related to the loan servicing rights is expected to aggregate approximately $9.3 million through 2015.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*:
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2008	$18,185	$93,640	$107,756	$75,565	$295,146
Goodwill from business combinations	793	165	213	107	1,278

Balance at December 31, 2009	18,978	93,805	107,969	75,672	296,424
Goodwill from business combinations	1,468	5,194	9,720	5,085	21,467

Balance at December 31, 2010	$20,446	$98,999	$117,689	$80,757	$317,891

*	Valley’s Wealth Management Division is comprised of trust, asset management, and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

In addition to the goodwill from business combinations during 2010 and 2009 disclosed in Note 2 to the consolidated financial statements (which totaled $21.4 million and $1.2 million, respectively), Valley recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$54 thousand and $67 thousand in additional goodwill during 2010 and 2009, respectively, from earn-out payments resulting from an acquisition by Valley in 2006. The earn-out payments are based upon predetermined profitability targets in accordance with the merger agreement. There was no impairment of goodwill during the years ended December 31, 2010, 2009, and 2008.

The following table summarizes other intangible assets as of December 31, 2010 and 2009:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2010
Loan servicing rights	$65,701	$(53,210)	$(1,163)	$11,328
Core deposits	27,144	(17,312)	—	9,832
Other	6,121	(1,631)	—	4,490

Total other intangible assets	$98,966	$(72,153)	$(1,163)	$25,650

December 31, 2009
Loan servicing rights	$70,885	$(59,163)	$(612)	$11,110
Core deposits	25,584	(13,859)	—	11,725
Other	4,057	(2,587)	—	1,470

Total other intangible assets	$100,526	$(75,609)	$(612)	$24,305

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9 years. The line item labeled “other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 15 years. During 2010, Valley recorded $3.3 million in other intangible assets as a result of assets acquired from S&M Klein Co. Inc.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2010, 2009 and 2008.

Valley recognized amortization expense on other intangible assets, including net impairment charges on loan servicing rights, of $7.7 million, $6.9 million, and $7.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following presents the estimated amortization expense of other intangible assets over the next five year period:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2011	$3,052	$3,051	$683
2012	2,270	2,455	656
2013	1,748	1,858	541
2014	1,296	1,262	466
2015	889	782	434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEPOSITS (Note 10)

Included in time deposits at December 31, 2010 and 2009 are certificates of deposit over $100 thousand of $1.2 billion and $1.4 billion, respectively. Interest expense on time deposits of $100 thousand or more totaled approximately $8.8 million, $15.3 million, and $37.8 million in 2010, 2009 and 2008, respectively.

The scheduled maturities of time deposits as of December 31, 2010 are as follows:

Year	Amount
(in thousands)
2011	$1,950,141
2012	337,766
2013	114,848
2014	124,635
2015	147,599
Thereafter	57,862

Total time deposits	$2,732,851

Deposits from certain directors, executive officers and their affiliates totaled $54.0 million and $68.9 million at December 31, 2010 and 2009, respectively.

BORROWED FUNDS (Note 11)

Short-term borrowings at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(in thousands)
Securities sold under agreements to repurchase	$183,295	$206,542
Treasury tax and loan	9,023	9,605

Total short-term borrowings	$192,318	$216,147

The weighted average interest rate for short-term borrowings at December 31, 2010 and 2009 was 0.45 percent and 0.64 percent, respectively.

Long-term borrowings at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(in thousands)
FHLB advances	$2,176,665	$2,189,358
Securities sold under agreements to repurchase	655,000	655,000
Subordinated debt	100,000	100,000
Other	2,193	1,962

Total long-term borrowings	$2,933,858	$2,946,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-term FHLB advances had a weighted average interest rate of 4.15 percent and 4.20 percent at December 31, 2010 and 2009, respectively. These advances are secured by pledges of FHLB stock, mortgage-backed securities and a blanket assignment of qualifying residential mortgage loans. Interest expense recorded on FHLB advances totaled $91.5 million, $93.7 million, and $92.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The long-term FHLB advances are scheduled for repayment as follows:

Year	Amount
(in thousands)
2011	$122,475
2012	28,320
2013	26,102
2014	102
2015	175,102
Thereafter	1,824,564

Total long-term FHLB advances	$2,176,665

The majority of the long-term FHLB advances are callable by the issuer for redemption prior to their scheduled maturity date. Advances with scheduled maturities beyond 2015 reported in the table above include $1.8 billion in advances, which are callable during 2011 and have interest rates ranging from 1.16 percent to 5.11 percent.

The long-term borrowings for securities sold under repurchase agreements to FHLB and other counterparties totaled $655.0 million at December 31, 2010 and 2009. The weighted average interest rate of these long-term borrowings was 4.27 percent at December 31, 2010 and 2009. Interest expense on long-term securities sold under repurchase agreements amounted to $28.3 million, $28.9 million, and $28.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The long-term borrowings for securities sold under agreements to repurchase are scheduled for repayment as follows:

Year	Amount
(in thousands)
2011	$85,000
2012	—
2013	—
2014	—
2015	125,000
Thereafter	445,000

Total long-term borrowings for securities sold under agreements to repurchase	$655,000

On July 13, 2005, the Bank issued $100 million of 5.0 percent subordinated notes due July 15, 2015 with no call dates or prepayments allowed. Interest on the subordinated notes is payable semi-annually in arrears at an annual rate of 5.0 percent on January 15 and July 15 of each year.

The fair value of securities pledged to secure public deposits, treasury tax and loan deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.5 billion and $1.1 billion at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 12)

Valley established VNB Capital Trust I, a statutory trust, for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures of Valley. GCB Capital Trust III was established by Greater Community prior to Valley’s acquisition of Greater Community, and the junior subordinated notes issued by Greater Community to GCB Capital Trust III were assumed by Valley upon completion of the acquisition on July 1, 2008. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley wholly owns all of the common securities of each trust. The trust preferred securities qualify, and are treated by Valley, as Tier 1 regulatory capital.

Valley elected to measure the junior subordinated debentures issued to VNB Capital Trust I at fair value, with changes in fair value recognized as charges or credits to current earnings. Net trading gains and losses included non-cash charges of $5.8 million and a $15.8 million for the years ended December 31, 2010 and 2009, respectively, and a $15.2 million non-cash gain for the year ended December 31, 2008, for the change in the fair value of the junior subordinated debentures issued to VNB Capital Trust I.

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2010:

	December 31, 2010
	VNB Capital Trust I	GCB Capital Trust III
	($ in thousands)
Junior Subordinated Debentures:
Carrying value (1)	$161,734	$25,188
Contractual principal balance	$157,024	$24,743
Annual interest rate (2)	7.75%	6.96%
Stated maturity date	December 15, 2031	July 30, 2037
Initial call date	November 7, 2006	July 30, 2017

Trust Preferred Securities:
Face value	$152,313	$24,000
Annual distribution rate (2)	7.75%	6.96%
Issuance date	November 2001	July 2007
Distribution dates (3)	Quarterly	Quarterly

(1)	The carrying value for GCB Capital Trust III includes an unamortized purchase accounting premium of $445 thousand.
(2)	Interest on GCB Capital Trust III is fixed until July 30, 2017, then resets to 3-month LIBOR plus 1.4 percent. The annual interest rate excludes the effect of the purchase accounting adjustments.

The junior subordinated debentures issued to VNB Capital Trust I and GCB Capital Trust III had total carrying values of $155.9 million and $25.3 million, respectively, and total contractual principal balances of $157.0 million and $24.7 million, respectively, at December 31, 2009. The trust preferred securities issued by VNB Capital Trust I and GCB Capital Trust III had total face values of $152.3 million and $24.0 million, respectively, at December 31, 2009.

The trusts’ ability to pay amounts due on the trust preferred securities is solely dependent upon Valley making payments on the related junior subordinated debentures. Valley’s obligation under the junior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date or upon an earlier call date for redemption at par. The junior subordinated debentures issued to VNB Capital Trust I are currently callable by Valley. No debentures were called or redeemed during the years ended December 31, 2010 and 2009.

In 2008, Valley purchased, in open market transactions, approximately 307 thousand trust preferred shares issued by VNB Capital Trust I for $7.3 million at an average cost of $23.64 per share. These trust preferred securities and approximately 10 thousand shares of the trust’s common stock held by Valley were surrendered to and cancelled by the trust in exchange for the redemption of 317 thousand junior subordinated debentures with a total par value of $7.9 million. As a result of the redemption, Valley recognized a $417 thousand gain in other non-interest income for the year ended December 31, 2008.

The trust preferred securities of VNB Capital Trust I and GCB Capital Trust III are included in Valley’s consolidated Tier 1 capital and total capital for regulatory purposes at December 31, 2010 and 2009. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 capital for regulatory capital purposes, subject to a 25 percent limitation to all core (Tier 1) capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in total capital, subject to restrictions. The final rule originally provided a five-year transition period, ending June 30, 2009, for application of the aforementioned quantitative limitation, however, in March 2009, the Board of Governors of the Federal Reserve Board voted to delay the effective date until March 2011. As of December 31, 2010 and December 31, 2009, 100 percent of the trust preferred securities qualified as Tier 1 capital under the final rule adopted in March 2005.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd- Frank Act”) was signed into law on July 21, 2010. Under the Act, Valley’s outstanding trust preferred securities will continue to count as Tier 1 capital but Valley will be unable to issue replacement or additional trust preferred securities, which would count as Tier 1 capital.

BENEFIT PLANS (Note 13)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s financial statements for the qualified and non-qualified plans at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$97,532	$90,429
Service cost	5,544	5,216
Interest cost	5,709	5,059
Plan amendments	13	221
Actuarial loss (gain)	2,243	(440)
Benefits paid	(2,895)	(2,953)

Projected benefit obligation at end of year	$108,146	$97,532

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$74,005	$60,673
Actual return on plan assets	7,731	11,172
Employer contributions	5,096	5,113
Benefits paid	(2,895)	(2,953)

Fair value of plan assets at end of year*	$83,937	$74,005

Funded status of the plan	$(24,209)	$(23,527)
Liability recognized	$(24,209)	$(23,527)
Accumulated benefit obligation	$96,360	$86,377

*	Includes accrued interest receivable of $299 thousand and $408 thousand as of December 31, 2010 and 2009, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of net periodic pension expense of Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $1.4 million of the net actuarial loss and $639 thousand of prior service cost reported in the following table as of December 31, 2010 and 2009 as a component of net periodic pension expense during 2011.

	2010	2009
	(in thousands)
Net actuarial loss	$25,805	$26,176
Prior service cost	2,351	2,981
Deferred tax benefit	(11,812)	(12,224)

Total	$16,344	$16,933

The Bank’s non-qualified plan has accumulated benefit obligation in excess of plan assets was as follows:

	2010	2009
	(in thousands)
Projected benefit obligation	$9,851	$10,090
Accumulated benefit obligation	9,583	9,702
Fair value of plan assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of Aa3 or higher from Moody’s. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans as of December 31, 2010 and 2009 were as follows:

	2010	2009
Discount rate	5.75%	6.00%
Future compensation increase rate	3.25	3.50

The net periodic pension expense included the following components for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Service cost	$5,544	$5,216	$4,590
Interest cost	5,709	5,059	4,794
Expected return on plan assets	(6,214)	(6,040)	(5,900)
Recognized prior service cost	643	640	597
Recognized actuarial loss	1,098	858	371

Total net periodic pension expense	$6,780	$5,733	$4,452

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Net actuarial loss (gain)	$726	$(5,572)
Prior service cost	13	221
Amortization of prior service cost	(643)	(640)
Amortization of actuarial loss	(1,098)	(858)

Total recognized in other comprehensive income	$(1,002)	$(6,849)

Total recognized in net periodic pension expense and other comprehensive income (before tax)	$5,778	$(1,116)

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2011	$4,679
2012	5,031
2013	5,272
2014	5,880
2015	6,214
2016 to 2020	36,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Discount rate	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00	8.00	8.50
Rate of compensation increase	3.50	3.50	3.75

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

Valley’s qualified plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category were as follows:

	2010	2009
Equity securities	49%	43%
U.S. Treasury securities	17	17
Corporate bonds	14	19
Mutual funds	11	10
U.S. government agency securities	4	4
Money market funds	3	5
Trust preferred securities	2	2

Total investments	100%	100%

In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan are equity securities ranging from 25 percent to 65 percent and fixed income securities ranging from 35 percent to 75 percent. The absolute investment objective for the equity portion is to earn at least 7 percent cumulative annual real return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods, while the relative objective is to be above the S&P 500 Index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn at least a three percent cumulative annual real return, after adjustment by the CPI over rolling five-year periods with a relative objective of above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.

In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class. The plan assets are mostly a conservative mix of U.S. Treasury securities, U.S. government agency securities, mutual funds primarily indexed to the performance of Fortune 500 U.S. companies, high quality corporate bonds, various types of domestic and foreign common equity securities, trust preferred securities (mainly issued by VNB Capital Trust I – see Note 12), and a U.S. Treasury based money market fund. The qualified plan’s exposure to a concentration of credit risk is limited by the Bank’s Pension Committee’s diversification of the investments into various investment options with multiple asset managers. The Pension Committee engages an investment management advisory firm that regularly monitors the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance of the asset managers and ensures they are within compliance of the policies adopted by the Trustees. If the risk profile and overall return of assets managed are not in line with the risk objectives or expected return benchmarks for the qualified plan, the advisory firm may recommend the termination of an asset manager to the Pension Committee.

The following table presents the qualified plan assets that are measured at fair value on a recurring basis by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 for further details regarding the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	$41,326	$41,326	$—	$—
U.S. Treasury securities	14,488	14,488	—	—
Corporate bonds	11,340	—	11,340	—
Mutual funds	9,491	9,491	—	—
U.S. government agency securities	2,958	—	2,958	—
Money market funds	2,153	2,153	—	—
Trust preferred securities	1,882	1,882	—	—

Total investments	$83,638	$69,340	$14,298	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investments:
Equity securities	$31,760	$31,760	$—	$—
U.S. Treasury securities	12,818	12,818	—	—
Corporate bonds	13,889	—	13,889	—
Mutual funds	7,463	7,463	—	—
U.S. government agency securities	3,095	—	3,095	—
Money market funds	2,915	2,915	—	—
Trust preferred securities	1,657	1,657	—	—

Total investments	$73,597	$56,613	$16,984	$—

Equity securities, U.S. Treasury securities, money market funds, mutual funds, and trust preferred securities are reported at fair value in the table above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Corporate bond and U.S. government agency securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are derived from market quotations and matrix pricing obtained through an independent pricing service. Such fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The qualified plan held 62,752 shares of VNB Capital Trust I preferred securities at December 31, 2010 and 2009. These shares had fair values of approximately $1.6 million at December 31, 2010 and 2009. Dividends received on Valley trust preferred shares were $122 thousand for each of the years ended December 31, 2010 and 2009.

Valley expects to contribute approximately $5.0 million to the qualified plan during 2011 based upon actuarial estimates.

Director Plans

Valley maintains a non-qualified, non-funded directors’ retirement plan. The projected benefit obligation and discount rate used to compute the obligation was approximately $1.8 million and 5.75 percent, respectively, at December 31, 2010, and $1.8 million and 6.00 percent, respectively, at December 31, 2009. As of December 31, 2010 and 2009, the entire obligation was included in other liabilities and $419 thousand (net of a $226 thousand tax benefit) and $434 thousand (net of a $234 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. An expense of $228 thousand, $250 thousand and $225 thousand has been recognized for the Directors’ retirement plan in the years ended December 31, 2010, 2009 and 2008, respectively.

Valley also maintains non-qualified plans for former directors of banks acquired, as well as a non-qualified plan for former senior management of Merchants Bank of New York acquired in January of 2001. Valley did not merge these plans into its existing non-qualified plans. Collectively, at December 31, 2010 and 2009, the remaining obligations under these plans were $7.5 million and $8.5 million, respectively, of which $4.7 million and $5.5 million, respectively, were funded. As of December 31, 2010 and 2009, the entire obligations were included in other liabilities and $1.6 million (net of a $1.2 million tax benefit) and $1.8 million (net of a $1.3 million tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.6 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

Bonus Plan

Valley National Bank and its subsidiaries may award incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $6.6 million, $2.4 million and $6.4 million during 2010, 2009 and 2008, respectively.

On February 17, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. This Act and the regulations issued by the U.S. Treasury under the Act, among other things, prohibited the payment or accrual of any bonus, retention award or incentive compensation to any of the five highest paid executive officers of Valley named in Valley’s most recent Proxy Statement and its next 10 most highly compensated employees during the period when the U.S. Treasury owned any debt or equity securities (excluding warrants) issued by Valley under the TARP Capital Purchase Program. The prohibition exempted awards of long-term restricted stock that did not exceed one-third of the total annual compensation of the executive and were subject to certain vesting restrictions and claw back provisions. The prohibition ceased to apply to Valley on December 23, 2009 after Valley repurchased the remaining senior preferred shares issued to U.S. Treasury under the Capital Purchase Program.

Savings Plan

Valley National Bank maintains a KSOP defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash and invested in accordance with each participant’s investment elections. The Bank recorded $1.9 million, $1.4 million and $1.3 million in expense for contributions to the plan for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-Based Compensation

Valley currently has one active employee stock option plan, the 2009 Long-Term Stock Incentive Plan (the “Employee Stock Incentive Plan”), adopted by Valley’s Board of Directors on November 17, 2008 and approved by its shareholders on April 14, 2009. The Employee Stock Incentive Plan is administered by the Compensation and Human Resources Committee (the “Committee”) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The purpose of the Employee Stock Incentive Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

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

Valley recorded stock-based compensation expense for incentive stock options and restricted stock awards of $4.8 million, $5.0 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These expenses included $1.3 million, $599 thousand, and $1.1 million, respectively, which was immediately recognized for stock awards granted to retirement eligible employees. The fair values of all other stock awards are expensed over the vesting period. As of December 31, 2010, the unrecognized amortization expense for all stock-based compensation totaled approximately $5.2 million and will be recognized over an average remaining vesting period of approximately 2 years.

Stock Options. The fair value of each option granted on the date of grant is estimated using a binomial option pricing model. The fair values are estimated using assumptions for dividend yield based on the annual dividend rate; stock volatility, based on Valley’s historical and implied stock price volatility; risk free interest rates, based on the U.S. Treasury constant maturity bonds, in effect on the actual grant dates, with remaining term of approximately the same as the expected term of the options; and expected exercise term calculated based on Valley’s historical exercise experience.

Stock-based employee compensation cost under the fair value method was measured using the following weighted-average assumptions for stock options granted in 2010, 2009, and 2008:

	2010	2009	2008
Risk-free interest rate	0.29 - 2.92%	1.1 - 4.0%	1.1 - 4.0%
Dividend yield	5.5%	4.5%	4.5%
Volatility	35.0%	24.0%	24.0%
Expected term (in years)	4.4	6.7	6.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock options activity as of December 31, 2010, 2009 and 2008 and changes during the years ended on those dates is presented below:

	2010		2009		2008
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,320,869	$19	3,520,970	$18	3,927,150	$18
Granted*	128,746	13	7,954	11	228,443	16
Exercised	(23,647)	12	(5,250)	11	(523,572)	14
Forfeited or expired	(241,230)	15	(202,805)	15	(111,051)	17

Outstanding at end of year	3,184,738	19	3,320,869	19	3,520,970	18

Exercisable at year-end	2,723,570	19	2,702,870	19	2,516,759	18

Weighted-average fair value of options granted during the year	$2.24		$2.50		$2.50

*	During 2009, all stock options granted were to non-executive officers and employees.

The total intrinsic values of options exercised during the years ended December 31, 2010, 2009 and 2008 were $40 thousand, $9 thousand, and $2.9 million, respectively. As of December 31, 2010, there was $595 thousand of total unrecognized compensation cost related to non-vested stock options to be amortized over an average remaining vesting period of approximately 2 years. Cash received from stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $290 thousand, $61 thousand, and $7.3 million, respectively. Treasury stock and available authorized common shares were issued for stock options exercised.

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Number of Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Exercisable	Average Exercise Price
$11 - 16	301,937	6.7	$14	114,669	$15
16 - 17	635,289	4.6	16	466,557	17
17 - 19	497,678	2.3	18	489,503	18
19 - 20	507,962	4.8	19	507,685	19
20 - 22	1,241,872	4.5	21	1,145,156	21

	3,184,738	4.4	19	2,723,570	19

As of December 31, 2010, the aggregate intrinsic value of options exercisable was $4 thousand, with a weighted average remaining contractual term of 3.9 years. As of December 31, 2010, the aggregate intrinsic value of options outstanding was $184 thousand.

Restricted Stock. Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the Employee Stock Incentive Plan. Compensation expense is measured based on the grant-date fair value of the shares and is amortized into salary expense on a straight-line basis over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2010, 2009 and 2008:

	Restricted Stock Awards Outstanding
	2010	2009	2008
Outstanding at beginning of year	503,729	542,597	446,234
Granted	196,845	166,325	270,290
Vested	(209,303)	(193,778)	(160,617)
Forfeited	(3,604)	(11,415)	(13,310)

Outstanding at end of year	487,667	503,729	542,597

The amount of compensation costs related to restricted stock awards included in salary expense amounted to $3.9 million for each of the years ended December 31, 2010 and 2009, and $4.0 million for the year ended December 31, 2008. As of December 31, 2010, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted shares to be amortized over the weighted average remaining vesting period of approximately 2.2 years.

In 2005, Valley’s shareholders approved the 2004 Director Restricted Stock Plan. The plan provides the non-employee members of the Board of Directors with the opportunity to forego some or their entire annual cash retainer and meeting fees in exchange for shares of Valley restricted stock.

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2010, 2009 and 2008:

	Restricted Stock Awards Outstanding
	2010	2009	2008
Outstanding at beginning of year	108,337	94,387	83,248
Granted	16,682	21,503	24,226
Vested	(30,103)	(7,232)	(13,087)
Forfeited	—	(321)	—

Outstanding at end of year	94,916	108,337	94,387

INCOME TAXES (Note 14)

Income tax expense for the years ended December 31, 2010, 2009, and 2008 consisted of the following:

	2010	2009	2008
	(in thousands)
Current expense:
Federal	$24,195	$49,790	$38,876
State	11,400	12,592	12,014

	35,595	62,382	50,890
Deferred expense (benefit):
Federal and State	20,176	(10,898)	(33,956)

Total income tax expense	$55,771	$51,484	$16,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$51,118	$42,466
Depreciation	5,009	4,056
Pension plans	8,080	8,368
Employee benefits	6,535	8,270
Investment securities	3,875	40,863
State net operating loss carryforwards	59,267	45,228
Other	18,413	23,090

Total deferred tax assets	152,297	172,341
Deferred tax liabilities:
Purchase accounting	20,636	4,562
Other	26,406	33,300

Total deferred tax liabilities	47,042	37,862

Net deferred tax asset (included in other assets)	$105,255	$134,479

Valley’s state net operating loss carryforwards totaled approximately $1.0 billion at December 31, 2010 and expire during the period from 2012 through 2030.

Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 35 percent for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Federal income tax at expected statutory rate	$65,429	$58,641	$38,684
(Decrease) increase due to:
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,451)	(3,257)	(3,359)
Bank owned life insurance	(2,158)	(1,995)	(3,558)
State income tax expense (benefit), net of federal tax effect	629	(4)	(6,586)
Tax credits	(5,071)	(2,632)	(2,389)
Reduction of valuation allowance	—	—	(6,538)
Other, net	393	731	680

Income tax expense	$55,771	$51,484	$16,934

A valuation allowance for deferred tax assets decreased $6.5 million in 2008 as a result of management’s identification of a qualifying tax-planning strategy allowing the use of Valley’s capital loss carryforwards. The qualifying tax planning strategy identified by management was 1) prudent and feasible, 2) a strategy that Valley had the intent and ability to implement, and 3) a strategy that would result in the future realization of the capital loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of Valley’s gross unrecognized tax benefits for 2010, 2009 and 2008 are presented in the table below:

	2010	2009	2008
	(in thousands)
Beginning Balance	$21,965	$21,261	$19,256
Additions based on tax positions related to the current year	—	484	79
Additions based on tax positions related to prior years	732	762	2,473
Reductions due to expiration of statute of limitations	(1,555)	(542)	(547)

Ending Balance	$21,142	$21,965	$21,261

The total amount of net unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the tax provision and the effective income tax rate is $15 million.

Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley has accrued approximately $1.6 million and $1.4 million of interest associated with Valley’s uncertain tax positions at December 31, 2010 and 2009, respectively.

Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2006. The statute of limitations could expire for certain tax returns over the next 12 months, which could result in decreases to Valley’s unrecognized tax benefits associated with uncertain tax positions. Such adjustments are not expected to have a material impact on Valley’s effective tax rate.

COMMITMENTS AND CONTINGENCIES (Note 15)

Lease Commitments

Certain bank facilities are occupied under non-cancelable long-term operating leases, which expire at various dates through 2042. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessors’ cost of operating the facility. Minimum aggregate lease payments for the remainder of the lease terms are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
	(in thousands)
2011	$17,917	$1,024	$16,893
2012	16,290	731	15,559
2013	16,597	660	15,937
2014	16,486	540	15,946
2015	16,306	469	15,837
Thereafter	226,106	3,355	222,751

Total lease commitments	$309,702	$6,779	$302,923

Net occupancy expense for years ended December 31, 2010, 2009 and 2008 included net rental expense of approximately $19.1 million, $17.6 million and $15.9 million, respectively, net of rental income of $2.1 million, $2.3 million and $2.0 million, respectively, for leased bank facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments With Off-balance Sheet Risk

In the ordinary course of business of meeting the financial needs of its customers, Valley, through its subsidiary Valley National Bank, is a party to various financial instruments, which are not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of the Bank’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. The Bank seeks to limit any exposure of credit loss by applying the same credit underwriting standards, including credit review, interest rates and collateral requirements or personal guarantees, as for on-balance sheet lending facilities.

The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2010 and 2009.

	2010	2009
	(in thousands)
Commitments under commercial loans and lines of credit	$1,771,586	$2,073,003
Home equity and other revolving lines of credit	566,301	585,977
Outstanding commercial mortgage loan commitments	189,801	250,650
Standby letters of credit	221,960	177,768
Outstanding residential mortgage loan commitments	264,529	100,977
Commitments under unused lines of credit—credit card	71,188	76,500
Commercial letters of credit	11,882	6,547
Commitments to sell loans	127,950	96,611

Standby letters of credit represent the guarantee by the Bank of the obligations or performance of a customer in the event the customer is unable to meet or perform its obligations to a third party. Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York and Pennsylvania. Loan sale commitments represent contracts for the sale of residential mortgage loans to third parties in the ordinary course of the Bank’s business. These commitments require the Bank to deliver loans within a specific period to the third party. The risk to the Bank is its non-delivery of loans required by the commitment, which could lead to financial penalties. The Bank has not defaulted on its loan sale commitments.

Derivative Instruments and Hedging Activities

Valley is exposed to certain risks arising from both its business operations and economic conditions. Valley principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Valley manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Valley’s derivative financial instruments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to manage differences in the amount, timing, and duration of Valley’s known or expected cash receipts and its known or expected cash payments mainly related to certain variable-rate borrowings and fixed-rate loan assets.

Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Valley uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

In October 2010, Valley entered into two forward starting interest rate swaps to hedge the change in cash flows associated with certain prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts. The cash flow hedge interest rate swaps, with a total notional amount of $200 million, will require the payment by Valley of fixed-rate amounts at approximately 4.73 percent in exchange for the receipt of variable-rate payments at the prime rate starting in October 2011 and expiring in October 2016.

At December 31, 2010, Valley had two interest rate caps with an aggregate notional amount of $100 million, strike rates of 2.50 percent and 2.75 percent, and a maturity date of May 1, 2013. Hedge accounting was not applied to these interest rate caps from January 1, 2009 until February 20, 2009 due to the termination of the original hedging relationship in the fourth quarter of 2008. On February 20, 2009, Valley re-designated the interest rate caps to hedge the variable cash flows associated with customer repurchase agreements and money market deposit accounts products that have variable interest rate, based on the federal funds rate. The change in fair value of these derivatives, while they were not designated as hedges, was a $369 thousand gain, which is included in other non-interest income for the year ended December 31, 2009.

At December 31, 2010, Valley also had two interest rate caps designated as cash flow hedges, to reduce its exposure to movements in interest rates above the caps’ strike rate based on the U.S. prime interest rate. The interest rate caps have an aggregate notional amount of $100 million, strike rates of 6.00 percent and 6.25 percent, and a maturity date of July 15, 2015. The caps are used to hedge the total change in cash flows associated with prime-rate-indexed deposits, consisting of consumer and commercial money market deposit accounts, which have variable interest rates indexed to the prime rate.

Fair Value Hedge of a Fixed Rate Asset. Valley is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates based on one month-LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2010, Valley had one interest rate swap with a notional amount of $9.1 million.

Non-designated Hedges. Valley does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under U.S. GAAP. During 2009, Valley entered into and terminated three interest rate swaps not designated as hedges to potentially offset the change in fair value of certain trading securities. During the fourth quarter of 2008, as mentioned above, two interest rate caps (due to mismatches in index) no longer qualified for hedge accounting but were subsequently re-designated as cash flow hedges in February 2009. During the year ended December 31, 2010, Valley had no derivatives that were not designated in hedging relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	Balance Sheet Location	Fair Value at December 31,
		2010	2009
		(in thousands)
Asset Derivatives
Cash flow hedge interest rate caps and swaps on short-term borrowings and deposit accounts	Other Assets	$8,414	$7,124

Total derivatives designated as hedging instruments		$8,414	$7,124

Liability Derivatives
Fair value hedge commercial loan interest rate swap	Other Liabilities	$1,379	$1,018

Total derivatives designated as hedging instruments		$1,379	$1,018

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, for the period related to interest rate derivatives designated as hedges of cash flows for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Interest rate caps on short-term borrowings and deposit accounts:
Amount of loss reclassified from accumulated other comprehensive come (loss) to interest on short-term borrowings	$(1,967)	$(460)	$(105)
Amount of loss reclassified from accumulated other comprehensive income (loss) to other non-interest expense*	—	—	(642)
Amount of gain (loss) recognized in other comprehensive income (loss)	1,494	3,475	(8,512)

*	Represent accelerated amounts related to the total forecasted changes in cash flows that were deemed not probable to occur at December 31, 2008.

Valley recognized a $205 thousand net loss and a $155 thousand net gain in other expense for hedge ineffectiveness on the cash flow hedge interest rate caps for the years ended December 31, 2010 and 2009, respectively. The accumulated net after-tax loss related to effective cash flow hedges included in accumulated other comprehensive loss totaled $708 thousand and $2.7 million at December 31, 2010 and 2009, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. During the next twelve months, Valley estimates that approximately $3.1 million will be reclassified as an increase to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Derivative
Commercial loan interest rate swap:
Interest income—Interest and fees on loans	$(361)	$991	$(1,582)
Hedged item
Commercial loan:
Interest income—Interest and fees on loans	361	(991)	1,582

Gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Non-designated hedge interest rate derivatives
Trading gains, net	$—	$1,984	$—
Other non-interest income	—	369	—
Other non-interest expense	—	—	(2,422)

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

Valley has agreements with its derivative counterparties that contain a provision where if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with one of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Valley’s credit rating is reduced below investment grade, then the counterparty could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2010, Valley was in compliance with the provisions of its derivative counterparty agreements.

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties. No collateral has been assigned or posted by Valley or its counterparties under the agreements at December 31, 2010.

Litigation

In the normal course of business, Valley may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated statements of financial condition or results of operations of Valley should not be materially affected by the outcome of such legal proceedings and claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHAREHOLDERS’ EQUITY (Note 16)

Capital Requirements

Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve Bank and the Office of the Comptroller of the Currency of the United States (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Valley’s consolidated financial statements. Under capital adequacy guidelines Valley and Valley National Bank must meet specific capital guidelines that involve quantitative measures of Valley’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2010, Valley exceeded all capital adequacy requirements to which it was subject.

At December 31, 2010, all of Valley National Bank’s ratios were above the minimum levels required to be considered “well capitalized”, under the regulatory framework for prompt corrective action, which require Tier 1 capital to risk adjusted assets of at least 6 percent, total risk based capital to risk adjusted assets of 10 percent and a minimum leverage ratio of 5 percent. To be categorized as well capitalized under the capital adequacy guidelines set by the federal regulators, Valley and Valley National Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Valley’s and Valley National Bank’s actual capital positions and ratios as of December 31, 2010 and 2009 are presented in the following table:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2010
Total Risk-based Capital
Valley	$1,349,832	12.9%	$836,268	8.0%	$	N/A	N/A	%
Valley National Bank	1,291,928	12.4	834,728	8.0		1,043,410	10.0
Tier 1 Risk-based Capital
Valley	1,143,328	10.9	418,134	4.0		N/A	N/A
Valley National Bank	1,085,424	10.4	417,364	4.0		626,046	6.0
Tier 1 Leverage Capital
Valley	1,143,328	8.3	550,665	4.0		N/A	N/A
Valley National Bank	1,085,424	7.9	549,860	4.0		687,325	5.0

As of December 31, 2009
Total Risk-based Capital
Valley	$1,341,943	12.5%	$856,178	8.0%	$	N/A	N/A	%
Valley National Bank	1,231,429	11.5	854,648	8.0		1,068,310	10.0
Tier 1 Risk-based Capital
Valley	1,138,288	10.6	428,089	4.0		N/A	N/A
Valley National Bank	1,027,774	9.6	427,324	4.0		640,986	6.0
Tier 1 Leverage Capital
Valley	1,138,288	8.1	559,483	4.0		N/A	N/A
Valley National Bank	1,027,774	7.4	558,367	4.0		697,959	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley’s Tier 1 capital position included $176.3 million of its outstanding trust preferred securities issued by capital trusts as of December 31, 2010 and 2009. In compliance with U.S. GAAP, Valley does not consolidate its capital trusts. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes new capital requirements on bank and thrift holding companies, including the phase out (through January 2016) of trust preferred securities being permitted in Tier 1 capital for holding companies with consolidated assets of $15 billion or more. Based on our current interpretation of the Dodd-Frank Act, holding companies with less than $15 billion in consolidated assets, such as Valley, will continue to be permitted to include trust preferred securities issued before May 19, 2010 in Tier 1 capital within regulatory limits even if its total assets exceed $15 billion in the future. Based on this final law and regulatory guidelines, Valley included all of its outstanding trust preferred securities in Tier 1 capital at December 31, 2010.

Dividend Restrictions

Valley National Bank, a national banking association, is subject to a limitation on the amount of dividends it may pay to Valley, the Bank’s only shareholder. The prior approval of the OCC is required to the extent that the total of all dividends to be declared by the Bank in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years, less any transfers to capital surplus. However, declared dividends in excess of net profits in either of the preceding two years can be offset by retained net profits in the third and fourth years preceding the current year when determining the Bank’s dividend limitation. Under the foregoing dividend restrictions, and without adversely affecting the Bank’s ability to maintain ratios above the minimum levels for the Bank to be considered “well capitalized”, the Bank could pay aggregate dividends of approximately $79.8 million to Valley, without obtaining affirmative governmental approvals, at December 31, 2010. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own funds, cash and sale of investments, as well as potential borrowed funds from outside sources. In the event Valley would exercise the right to defer payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities, Valley would be unable to pay dividends on its common stock until the deferred payments are made.

Treasury Stock

In 2007, Valley’s Board of Directors approved the repurchase of up to 4.3 million common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes or issued under the dividend reinvestment plan. Under this repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2010 and 2009.

Valley also purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of restricted stock awards. During the year ended December 31, 2010, Valley purchased approximately 29 thousand shares of its outstanding common stock at an average price of $13.23 for such purpose.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valley’s senior preferred shares, while outstanding, and the warrant issued under the TARP Capital Purchase Program qualified and were accounted for as permanent equity on our balance sheet. Of the $300 million in issuance proceeds, $291.4 million and $8.6 million were allocated to the senior preferred shares and the warrant, respectively, based upon their estimated relative fair values as of November 14, 2008. The discount of $8.6 million recorded for the senior preferred shares was initially amortized to retained earnings over a five year estimated life of the securities based on the likelihood of their redemption by Valley within that timeframe. During 2009, the entire remaining unamortized discount of $8.5 million was charged to retained earnings as a result of Valley’s redemption of the senior preferred shares.

Common Stock Issuances

Dividend Reinvestment Plan. Effective June 29, 2009, Valley may issue up to 10.0 million authorized and previously unissued or treasury shares of Valley common stock for purchases under Valley’s dividend reinvestment plan (“DRIP”). Under the DRIP, a shareholder may choose to have future cash dividends automatically invested in Valley common stock and make voluntary optional cash payments of up to $100 thousand per quarter to purchase shares of Valley common stock. Shares purchased under this plan will be issued directly from Valley or in open market transactions. During 2010 and 2009, 618 thousand and 389 thousand of common shares, respectively were reissued from treasury stock under the DRIP for net proceeds totaling $8.4 million and $4.5 million, respectively.

Common Equity Offerings. During 2009, Valley raised net proceeds of approximately $71.6 million from an “at-the-market” common equity offering of 6.0 million shares of newly issued common stock and net proceeds of $63.7 million through an additional registered direct offering of 5.3 million shares of newly issued common stock to several institutional investors. Valley did not have any common equity offerings during the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 17)

	Quarters Ended 2010
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$169,949	$171,187	$170,586	$165,090
Interest expense	55,098	54,161	52,852	51,949
Net interest income	114,851	117,026	117,734	113,141
Provision for credit losses	12,611	12,438	9,308	15,099
Non-interest income:
Gains on securities transactions, net	863	3,656	112	6,967
Net impairment losses on securities recognized in earnings	(2,593)	(2,049)	—	—
Trading (losses) gains, net	(3,030)	838	(2,627)	(2,078)
Other non-interest income	20,437	20,031	19,843	30,957
Non-interest expense	78,354	79,973	78,947	80,408
Income before income taxes	39,563	47,091	46,807	53,480
Income tax expense	12,200	14,081	14,168	15,322
Net income	27,363	33,010	32,639	38,158
Net income available to common stockholders	27,363	33,010	32,639	38,158
Earnings per common share:
Basic	0.17	0.21	0.20	0.24
Diluted	0.17	0.21	0.20	0.24
Cash dividends declared per common share	0.18	0.18	0.18	0.18
Average common shares outstanding:
Basic	160,792,127	160,961,240	161,121,214	161,358,150
Diluted	160,794,667	160,965,366	161,122,351	161,360,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters Ended 2009
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except for share data)
Interest income	$183,075	$180,821	$177,281	$171,007
Interest expense	73,511	67,708	62,213	59,438
Net interest income	109,564	113,113	115,068	111,569
Provision for credit losses	9,981	13,064	12,722	12,225
Non-interest income (loss):
(Losses) gains on securities transactions, net	(37)	288	(5)	7,759
Net impairment losses on securities recognized in earnings	(2,171)	(2,434)	(743)	(1,004)
Trading gains (losses), net	13,219	(18,631)	(3,474)	(1,548)
Other non-interest income	19,974	20,388	21,300	19,370
Non-interest expense	76,946	78,106	73,892	77,084
Income before income taxes	53,622	21,554	45,532	46,837
Income tax expense	16,238	6,557	13,950	14,739
Net income	37,384	14,997	31,582	32,098
Dividends on preferred stock and accretion	4,224	5,789	5,983	3,528
Net income available to common stockholders	33,160	9,208	25,599	28,570
Earnings per common share:
Basic	0.22	0.06	0.17	0.18
Diluted	0.22	0.06	0.17	0.18
Cash dividends declared per common share	0.18	0.18	0.18	0.18
Average common shares outstanding:
Basic	148,864,216	148,894,236	152,305,288	156,547,672
Diluted	148,864,225	148,895,153	152,305,671	156,549,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY INFORMATION (Note 18)

Condensed Statements of Financial Condition

	December 31,
	2010	2009
	(in thousands)
Assets
Cash	$32,415	$2,824
Interest bearing deposits with banks	48,134	125,133
Investment securities available for sale	6,207	6,887
Investment in subsidiaries	1,413,158	1,319,683
Other assets	13,900	13,394

Total assets	$1,513,814	$1,467,921

Liabilities
Dividends payable to shareholders	$29,063	$28,116
Junior subordinated debentures issued to capital trusts (includes fair value of $161,734 at December 31, 2010 and $155,893 at December 31, 2009 for VNB Capital Trust I)	186,922	181,150
Other liabilities	2,624	5,801

Total liabilities	218,609	215,067

Stockholders’ equity
Common stock	57,041	54,293
Surplus	1,178,325	1,178,992
Retained earnings	79,803	73,592
Accumulated other comprehensive loss	(5,719)	(19,816)
Treasury stock, at cost	(14,245)	(34,207)

Total shareholders’ equity	1,295,205	1,252,854

Total liabilities and shareholders’ equity	$1,513,814	$1,467,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Income
Dividends from subsidiary	$65,000	$120,000	$110,000
Income from subsidiary	332	2,069	1,192
Gains (losses) on securities transactions, net	106	—	(678)
Trading (losses) gains, net	(5,841)	(15,828)	15,243
Net impairment losses on securities recognized in earnings	—	(434)	(79)
Other interest and dividends	830	437	429

Total Income	60,427	106,244	126,107
Total Expenses	16,388	16,267	15,875

Income before income tax (benefit) expense and equity in undistributed (over distributed) earnings of subsidiary	44,039	89,977	110,232
Income tax (benefit) expense	(7,365)	(10,541)	14

Income before equity in undistributed (over distributed) earnings of subsidiary	51,404	100,518	110,218
Equity in undistributed (over distributed) earnings of subsidiary	79,766	15,543	(16,627)

Net Income	131,170	116,061	93,591
Dividends on preferred stock and accretion	—	19,524	2,090

Net Income Available to Common Stockholders	$131,170	$96,537	$91,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net Income	$131,170	$116,061	$93,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) over distributed earnings of subsidiary	(79,766)	(15,543)	16,627
Depreciation and amortization	30	30	43
Stock-based compensation	4,830	5,049	5,531
Net amortization of premiums and accretion of discounts on securities	(51)	(54)	(17)
(Gains) losses on securities transactions, net	(106)	—	678
Net impairment losses on securities recognized in earnings	—	434	79
Net change in:
Fair value of borrowings carried at fair value	5,841	15,828	(15,243)
Other assets	(538)	(3,052)	1,448
Other liabilities	(3,363)	(954)	4,560

Net cash provided by operating activities	58,047	117,799	107,297

Cash flows from investing activities:
Investment securities available for sale:
Purchases	—	—	(68)
Sales	94	—	8,756
Maturities, calls and principal repayments	1,250	—	—
Cash and cash equivalents acquired in acquisition	—	—	1,621
Capital contributions to subsidiary	—	—	(50,000)

Net cash provided by (used in) investing activities	1,344	—	(39,691)

Cash flows from financing activities:
Redemption of junior subordinated debentures	—	—	(7,689)
Proceeds from issuance of preferred stock and a warrant	—	—	300,000
Redemption of preferred stock	—	(300,000)	—
Dividends paid to preferred shareholders	—	(12,980)	—
Dividends paid to common shareholders	(115,190)	(109,005)	(102,517)
Tax benefit from stock-based compensation	—	—	106
Common stock issued, net of cancellations	8,391	140,008	1,993

Net cash (used in) provided by financing activities	(106,799)	(281,977)	191,893

Net change in cash and cash equivalents	(47,408)	(164,178)	259,499
Cash and cash equivalents at beginning of year	127,957	292,135	32,636

Cash and cash equivalents at end of year	$80,549	$127,957	$292,135

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

The consumer lending segment is mainly comprised of residential mortgages, home equity loans and automobile loans. The duration of the loan portfolio is subject to movements in the market level of interest rates and forecasted residential mortgage prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by the availability of credit within the automobile marketplace. Consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, insurance services, and asset-based lending support services.

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

The corporate and other adjustments segment represents income and expense items not directly attributable to a specific segment, including trading and securities gains (losses), and net impairment losses on securities not reported in the investment management segment discussed above, interest expense related to the junior subordinated debentures issued to capital trusts, the change in fair value of Valley’s junior subordinated debentures carried at fair value, interest expense related to $100 million in subordinated notes, as well as income and expense from derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,321,124	$6,153,870	$3,204,762	$—	$12,679,756

Interest income	180,432	355,565	146,851	(6,036)	676,812
Interest expense	51,240	94,944	49,445	18,431	214,060

Net interest income (loss)	129,192	260,621	97,406	(24,467)	462,752
Provision for credit losses	14,598	34,858	—	—	49,456

Net interest income (loss) after provision for credit losses	114,594	225,763	97,406	(24,467)	413,296
Non-interest income	52,545	7,927	6,166	24,689	91,327
Non-interest expense	49,758	42,131	992	224,801	317,682
Internal expense transfer	53,050	97,704	51,258	(202,012)	—

Income (loss) before income taxes	$64,331	$93,855	$51,322	$(22,567)	$186,941

Return on average interest earning assets (pre-tax)	1.94%	1.53%	1.60%	N/A	1.47%

	Year Ended December 31, 2009
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$3,775,689	$5,930,220	$3,325,737	$—	$13,031,646

Interest income	213,310	340,358	162,834	(4,318)	712,184
Interest expense	70,822	111,235	62,382	18,431	262,870

Net interest income (loss)	142,488	229,123	100,452	(22,749)	449,314
Provision for credit losses	21,176	26,816	—	—	47,992

Net interest income (loss) after provision for credit losses	121,312	202,307	100,452	(22,749)	401,322
Non-interest income	48,233	7,465	5,699	10,854	72,251
Non-interest expense	47,916	40,190	675	217,247	306,028
Internal expense transfer	56,575	88,043	50,102	(194,720)	—

Income (loss) before income taxes	$65,054	$81,539	$55,374	$(34,422)	$167,545

Return on average interest earning assets (pre-tax)	1.72%	1.37%	1.67%	N/A	1.29%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$4,213,524	$5,173,463	$2,997,638	$—	$12,384,625

Interest income	250,108	315,194	170,060	(5,668)	729,694
Interest expense	99,017	121,575	70,444	17,859	308,895

Net interest income (loss)	151,091	193,619	99,616	(23,527)	420,799
Provision for credit losses	15,156	8,061	—	5,065	28,282

Net interest income (loss) after provision for credit losses	135,935	185,558	99,616	(28,592)	392,517
Non-interest income (loss)	39,122	7,818	10,270	(53,954)	3,256
Non-interest expense	45,538	38,074	827	200,809	285,248
Internal expense transfer	57,472	70,008	39,878	(167,358)	—

Income (loss) before income taxes	$72,047	$85,294	$69,181	$(115,997)	$110,525

Return on average interest earning assets (pre-tax)	1.71%	1.65%	2.31%	N/A	0.89%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Short Hills, New Jersey

February 28, 2011

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

Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Valley’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010 management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2010 Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2010 The report, which expresses an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2010 is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Valley National Bancorp:

We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Valley National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Valley National Bancorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey

February 28, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

A.	Purchase and Assumption Agreement—Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of LibertyPointe Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 11, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

B.	Purchase and Assumption Agreement—Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of The Park Avenue Bank, the Federal Deposit Insurance Corporation and Valley National Bank, dated as of March 12, 2010, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on March 16, 2010.

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 21, 2010.

B.	By-laws of the Registrant, as amended, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 31, 2011.

(4)	Instruments Defining the Rights of Security Holders:

A.	First Supplemental Indenture, dated as of July 1, 2008, by and among Wilmington Trust Company, as Trustee, Valley National Bancorp and Greater Community Bancorp, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on July 1, 2008.

B.	Warrant Agreement between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Appendix B of the Registrant’s Form S-4/A Registration Statement filed on May 20, 2008.

C.	Form of Warrant Certificate for the purchase of Valley Common Stock, incorporated herein by reference to the Registrant’s Form S-3 Registration Statement filed on July 2, 2008.

D.	Junior Subordinated Indenture between Greater Community Bancorp and Wilmington Trust Company, as Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.7 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

E.	Amended and Restated Trust Agreement among Greater Community Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, dated July 2, 2007, incorporated herein by reference to Exhibit 4.8 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

F.	Guarantee Agreement between Greater Community Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated July 2, 2007, incorporated herein by reference to Exhibit 4.9 to Greater Community Bancorp’s Form 10-Q Quarterly Report filed on August 9, 2007.

G.	Warrant Agreement, dated May 18, 2010, between Valley and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on May 18, 2010.

H.	Form of Warrant for the purchase of Valley Common Stock, incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-A filed on May 18, 2010.

(10)	Material Contracts:

A.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Gerald H. Lipkin, Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer, dated January 22, 2008, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

B.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Stephen P. Davey, Elizabeth E. DeLaney, Kermit R. Dyke, Robert A. Ewing, Richard P. Garber, Eric W. Gould, and Russell Murawski, dated February 11, 2008, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007.+

C.	“The Valley National Bancorp 1999 Long-Term Stock Incentive Plan” dated January 19, 1999, as amended, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

D.	“Severance Agreement” dated January 22, 2008 between Valley, Valley National Bank and Peter Crocitto, Albert L. Engel, Alan D. Eskow, Robert M. Meyer is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 28, 2008.+

E.	Amended and Restated Declaration of Trust of VNB Capital Trust I, dated as of November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

F.	Indenture among VNB Capital Trust I, The Bank of New York as Debenture Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

G.	Preferred Securities Guarantee Agreement among VNB Capital Trust I, The Bank of New York, as Guarantee Trustee, and Valley, dated November 7, 2001, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006.

H.	Directors Deferred Compensation Plan, dated June 1, 2004, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

I.	Fiscal and Paying Agency Agreement between Valley National Bank and Wilmington Trust Company, as fiscal and paying agent, dated July 13, 2005.*

J.	The Valley National Bancorp, Benefit Equalization Plan, as Amended and Restated, dated January 1, 2009, is incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008.+

K.	Participant Agreement for the Benefit Equalization Plan are incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.+

L.	The Valley National Bancorp 2004 Director Restricted Stock Plan, as amended, incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed on May 11, 2009.+

M.	Form of Restricted Stock Award Agreement used in connection with Valley National Bancorp 2004 Director Restricted Stock Plan.*

N.	Amendment No. 1 to the Valley National Bank Benefit Equalization Plan dated February 20, 2009, is incorporated herein by reference to Registrant’s Form 8-K Current Report filed on February 26, 2009.+

O.	Amendment to the Amended and Restated Change in Control Agreement between Valley, Valley National bank and Peter Crocitto, dated February 20, 2008, is incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on February 26, 2009.+

P.	Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 24, 2009.+

Q.	Form of Valley National Bancorp Incentive Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

R.	Form of Valley National Bancorp Non-Qualified Stock Option Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

S.	Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

T.	Form of Valley National Bancorp Escrow Agreement for Restricted Stock Award, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 27, 2009.+

U.	Equity Distribution Agreement, dated June 8, 2009, by and among Valley National Bancorp, Stifel, Nicolaus & Company and RBC Capital Markets Corporation, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on June 9, 2009.

V.	Form of Purchase Agreement between Valley National Bancorp and each Purchaser, dated December 7, 2009, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on December 7, 2009.

W.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Bernadette Mueller, Robert E. Farrell and Robert J. Mulligan, dated January 20, 2010, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

X.	Amended and Restated Change in Control Agreements among Valley National Bank, Valley and Ira D. Robbins, incorporated herein by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009.+

Y.	“Severance Agreement” dated February 8, 2011 between Valley, Valley National Bank and Gerald H. Lipkin, which replaced in full all predecessor severance and guaranteed retirement agreements.*+

Z.	Valley National Bancorp 2010 Executive Incentive Plan, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 19, 2010.+

AA.	Underwriting Agreement, dated May 18, 2010, among Valley, the United States Department of the Treasury, and Deutsche Bank Securities Inc. as Underwriter, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on May 24, 2010.

(12.1)	Computation of Ratios of Earnings to Fixed Charges.*
(12.2)	Computation of Ratios of Earnings to Fixed Charges Including Preferred Stock Dividends.*

(21)	List of Subsidiaries:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a) Subsidiaries of Valley:
Valley National Bank	United States	100%
VNB Capital Trust I	Delaware	100%
GCB Capital Trust III	Delaware	100%

(b) Subsidiaries of Valley National Bank:
BNV Realty Incorporated (BNV)	New Jersey	100%
Greater Community Redevelopment LLC	New Jersey	100%
Hallmark Capital Management, Inc.	New Jersey	100%
Highland Capital Corp.	New Jersey	100%
Masters Coverage Corp.	New York	100%
New Century Asset Management, Inc.	New Jersey	100%
Shrewsbury State Investment Co., Inc.	New Jersey	100%
Valley 747 Acquisition, LLC	New York	100%
Valley Commercial Capital, LLC	New Jersey	100%
Valley National Title Services, Inc.	New Jersey	100%
VN Investments, Inc. (VNI)	New Jersey	100%
VNB Loan Services, Inc.	New York	100%
VNB Mortgage Services, Inc.	New Jersey	100%
VNB Route 23 Realty, LLC	New Jersey	100%
18th & 8th LLC	New York	100%
VNB New York Corp.	New York	100%

(c) Subsidiaries of BNV:
SAR I, Inc.	New Jersey	100%
SAR II, Inc.	New Jersey	100%

(d) Subsidiaries of Masters Coverage Corp.:
RISC One, Inc.	New York	100%
Life Line Planning, Inc.	New York	100%

(e) Subsidiary of VNI:
VNB Realty, Inc.	New Jersey	100%

(f) Subsidiary of VNB Realty, Inc.:
VNB Capital Corp.	New York	100%

(g) Subsidiary of Shrewsbury State Investment Co., Inc.:
Shrewsbury Capital Corporation	New Jersey	100%

(h) Subsidiary of Shrewsbury Capital Corporation:
GCB Realty, LLC	New Jersey	100%

(i) Subsidiary of Greater Community Redevelopment LLC:
Thirteen Van Houten LLC	New Jersey	80%

(j) Subsidiary of Thirteen Van Houten LLC:
Congdon Mill Realty LLC	New Jersey	25%

(23.1)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)	Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerald H. Lipkin, Chairman, President and Chief Executive Officer of the Company and Alan D. Eskow, Executive Vice President and Chief Financial Officer of the Company.*
(101)	Interactive Data File.*, **

*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Management contract and compensatory plan or arrangement

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

Dated: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/S/ GERALD H. LIPKIN Gerald H. Lipkin	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2011

/S/ ALAN D. ESKOW Alan D. Eskow	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Corporate Secretary	February 28, 2011

/S/ MITCHELL L. CRANDELL Mitchell L. Crandell	First Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

ANDREW B. ABRAMSON* Andrew B. Abramson	Director	February 28, 2011

PAMELA R. BRONANDER* Pamela R. Bronander	Director	February 28, 2011

ERIC P. EDELSTEIN* Eric P. Edelstein	Director	February 28, 2011

MARY J. STEELE GUILFOILE* Mary J. Steele Guilfoile	Director	February 28, 2011

GRAHAM O. JONES* Graham O. Jones	Director	February 28, 2011

WALTER H. JONES, III* Walter H. Jones, III	Director	February 28, 2011

Signature	Title	Date

GERALD KORDE* Gerald Korde	Director	February 28, 2011

MICHAEL L. LARUSSO* Michael L. LaRusso	Director	February 28, 2011

MARC J. LENNER* Marc J. Lenner	Director	February 28, 2011

ROBINSON MARKEL* Robinson Markel	Director	February 28, 2011

RICHARD S. MILLER* Richard S. Miller	Director	February 28, 2011

BARNETT RUKIN* Barnett Rukin	Director	February 28, 2011

SURESH L. SANI* Suresh L. Sani	Director	February 28, 2011

ROBERT C. SOLDOVERI* Robert C. Soldoveri	Director	February 28, 2011
*

/S/ ALAN D. ESKOW Alan D. Eskow, attorney-in fact.		February 28, 2011